Form 10KSB40
period 1997-09-30
VOLU SOL INC
filed 1997-12-24
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-KSB

 X   Annual report under section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended September 30, 1997
          or
 __  Transition report under section 13 or 15(d) of the Securities Exchange
     Act of 1934 for transition period from           to          .

Commission file number 0-23153

                             VOLU-SOL, INC.
             (Name of small business issuer in its charter)

     UTAH                                            87-0543981
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

5095 West 2100 South
Salt Lake City, Utah                                    84120
(Address of principal executive offices)             (Zip Code)

(Issuer's telephone number: (801) 974-9474)

Securities registered under Section 12(b) of the Act: None

Name of each exchange on which registered:     None

Securities registered under Section 12(g) of the Act:
Common Stock $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes               No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended September 30, 1997 were $493,754.

Registrant's Common Stock has not traded and there is no market for the registrant's Common Stock at this time.

The number of shares of common stock of the Registrant outstanding as of December 18, 1997 was 2,111,216.

                  Transitional Small Business Disclosure
                           Format (Check one):
                              Yes ___ No  X

                                  PART I

ITEM 1.    BUSINESS

Introduction

     Volu-Sol, Inc. (the "Company" or "Volu-Sol") was incorporated in Utah on July 27, 1995, as a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). The Company was organized to engage in the business of manufacturing and marketing medical diagnostic stains and solutions and related equipment, which business operations were conducted prior to that time as an unincorporated division of Biomune called the Volu-Sol Medical Division. Biomune purchased the assets comprising the Volu-Sol Medical Division in December 1991 from Logos Scientific, Inc. After the Company's incorporation, Biomune transferred all of the net assets of the Volu-Sol Medical Division to the Company. Through fiscal 1995, Volu-Sol operated out of leased facilities in Henderson, Nevada. On October 16, 1995, the Company relocated to West Valley City, Utah (a suburb of Salt Lake City, Utah), where it continues to have its manufacturing facility and corporate offices.

     On or about December 31, 1997, approximately 2,111,216 shares of the Company's $.0001 par value Common Stock, constituting all of the issued and outstanding shares of the Company's Common Stock, are to be distributed pro rata as a stock dividend to the holders of the Common Stock of Biomune as of March 5, 1997 (the "Distribution"). In addition, the Company will reserve 1,302,278 shares of Common Stock comprised of (i) 323,118 shares for issuance upon conversion of the Biomune Preferred Stock outstanding at March 5, 1997,
(ii) 732,101 shares issuable upon exercise of certain options, and (iii) 247,059 shares issuable upon exercise of certain warrants. As a consequence of the Distribution, the Company, effective October 1, 1997, ceased to be a subsidiary of Biomune and commenced operations as a separate, independent company. The Company continues to conduct the same operations it did while it was a subsidiary of Biomune.

Special Note Regarding Forward-looking Information

     Certain statements in this Item 1 - "Business" and in Item 6 - "Management's Discussion and Analysis or Plan of Operation" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation."

Business Strategy

     The Company's primary business strategy is to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and to grow through the selective acquisition of medical distributors, and complementary devices and product lines. The Company's strategy includes the following elements:

Acquire Complementary Businesses, New Products and Technologies. The Company intends to evaluate potential acquisitions of distributors and complementary products and businesses from time to time and to consummate transactions in those situations where there is an appropriate economic and strategic fit.

Expand Distribution. The Company intends to increase its distribution base through acquisition of distributors and through agreements with independent distributors. The Company expects to increase sales through the addition of more focused and committed sales personnel who work only for the Company, thereby eliminating up to 35 percent in mark-up presently paid to independent distributors. The payroll and related costs of in-house sales personnel will offset to some degree the savings expected to be achieved from eliminating the mark-up associated with the use of an outside sales force.

Develop Broader Product Lines. The Company offers over 70 products in four major product lines in an effort to serve effectively a diverse and highly decentralized industry. The Company believes that its many and diverse products economically and reliably address the needs of medical diagnosticians and laboratory technicians. Nevertheless, the Company has determined that it can improve its revenue-generating capacity by adding to its existing product line.

Offer Top Quality Products. The Company constantly strives to offer products with the greatest purity and reliability possible through its quality control system. It intends to continue to assure the quality of its product line.

Outsource Non-Stain Manufacturing. To minimize capital requirements associated with the manufacture of products other than stains, solutions and other chemicals, the Company intends to continue to take advantage of strategic alliances with third-party manufacturers.

Esprit de Corps. The Company seeks to create a team spirit among its employees, foster awareness of the Company's objectives and strategies at all levels within the Company, and reward meritorious performance with compensation and other incentives. The Company believes this creates loyalty to the Company and pride in its products, which translates into greater product quality and enhanced customer service.

Business Plan

     The Company intends to continue to implement its Business Strategy by completing a private placement of preferred stock (the "Offering"). The Offering is intended to provide the Company with gross proceeds of up to $2,400,000. The offering is to accredited investors as that term is defined by Rule 501 of Regulation D, promulgated under the Securities Act. These proceeds will be used to repay debt to Biomune (approximately $390,500 as of the date of this Report), pay the expenses of the Offering and the Distribution (including legal and accounting fees, estimated to be $75,000), and finance the Company's operations within the framework of the Business Strategy. The primary focus will be on the acquisition of distributors and additional products to expand the current product line. As of December 15, 1997, the Company had received subscriptions for $1,300,000 for which cash of $400,000 had been received. Payments for the remaining subscriptions are due as follows: $300,000 immediately, $300,000 on or before January 15, 1998, and $300,000 on or before March 1, 1998.

     During the time the Company operated as a division and subsidiary of Biomune, its chief focus was to manufacture and sell products to a distinct segment of a much larger market. As a separate entity, the Company will seek to broaden its base in the medical supply industry through adding in-house distribution capacity to its present business. Specifically, the Company will look to acquire small medical distributors, having 3-5 representatives and annual sales of between $2.0 and $3.5 million. The Company expects that such acquisitions will expand the capacity for distributing the Company's products, as well as add to the number of products being sold by or through the Company. The Company has not had discussions or entered into negotiations with any acquisition candidates. Sales through in-house representatives are expected to reduce the cost of distribution by as much as 35 percent thereby increasing profitability. The primary focus will continue to be the medical diagnostic stain business. With its own distribution, the Company believes it can expand sales much more quickly than if it continues relying upon large independent distributors who may sell or represent many other products or manufacturers, including some that are unrelated to the Company's product line.

Volu-Sol's Medical Diagnostic Industry Operations

     The Company provides supplies to certain segments of the medical diagnostics industry, which the Company believes to be a $6 to $8 billion industry globally. An important aspect of the medical diagnostic industry is the ability of medical professionals to diagnose pathologies and otherwise assess conditions of body fluids and other tissue by microscopically analyzing slides containing samples of the fluids or tissue. To enhance the ability of medical practitioners and researchers to accurately assess samples and render diagnoses based on those samples, microscope slides are prepared by smearing a suspension containing the target biological sample on the slide. The slide is then allowed to dry or is heated on a slide warmer to affix the sample to the slide. The slide is then treated with one or more chemical stains or reagents, according to the type of stain used and the types of conditions being assessed. The effect of this staining process is to highlight or detect certain properties of or abnormalities in the sample.

     Stains are of two general types: (1) simple stains consisting of the addition to the slide-mounted sample of one dye that serves to delineate certain characteristics, but leaves all of the microscopic structures the same hue; and (2) differential stains consisting of more than one dye added in multiple steps, which has the effect of highlighting different structures or properties of the sample with different colors. A host of different medical diagnostic stains, solutions and chemical agents are used with different tissue samples and to highlight or detect different tissue characteristics or abnormalities. The Company estimates that the current global market for such staining products is over $75 million annually.

Current Product Line

     Stains, Solutions, Reagents, and Related Equipment. The Company manufactures and markets a diversified line of simple and differential stains and solutions as well as related equipment used by commercial and research laboratories as well as medical clinics, hospitals, physician-operated laboratories ("POLs") and veterinary clinics. Volu-Sol's staining product line includes over 70 separate products that are marketed to the hematology, microbiology, mycology and histology/cytology segments of the medical diagnostics industry. The Company's stain solutions and related products are sold separately in various quantities or as integrated kits configured to the requirements of specified diagnostic devices produced by a variety of manufacturers. In addition to sales of its own stains, solutions and other chemical products, Volu-Sol has contracted with several original equipment manufacturers ("OEMs") with respect to manufacturing and packaging medical diagnostic stains for distribution by these OEMs.

     The Definitive Slide Stainer Device. In addition to manufacturing and selling stains, solutions buffers and other biochemical products and related equipment, in fiscal 1997, the Company introduced and commenced the contract manufacturing and marketing of the Definitive Slide Stainer Device (the "Definitive"), an automated staining device that improves the efficiency and accuracy of small to medium-scale slide staining laboratory operations. The Definitive is capable of staining up to three slides simultaneously under controlled conditions. The Definitive's chief advantages are its small size (having a footprint of just 12 inches wide by 14 inches long), its self-containment allowing it to be placed anywhere in the laboratory (as opposed to other staining devices which require placement in close proximity to drains and water supplies), its efficiency and reliability when compared to the chief alternative--manually preparing slides, and its relatively low cost. The Definitive achieves increased accuracy, reliability and consistency through the use of a proprietary microchip which regulates with exact precision the amount of reagent timing. That chip also automatically activates an alarm on the Definitive when the stain pack needs to be replaced. Although other automated staining devices are commercially available that are capable of staining as many as 70 to 100 slides simultaneously, such equipment is cost-prohibitive for smaller laboratories, research institutions and hospitals. The Company believes that the Definitive will fill an important market need for smaller laboratories, clinics and POLs, whose only alternative is labor-intensive, inefficient and less-reliable manual preparation of slides by laboratory technicians. The Company estimates that there is a $250 million market for automated staining devices.

     The Company manufactures and markets various custom-designed stainer packs for use with the Definitive. The Company anticipates that as more units are sold over time, the provision of stainer packs for the devices will create a substantial opportunity to capitalize on a continuing stream of revenues. The Definitive is covered by a one-year manufacturer's warranty that is serviced by Volu-Sol. Under that warranty arrangement, Volu-Sol will repair or replace any defective unit without charge to the end-purchaser. The same warranty is extended by the manufacturer to Volu-Sol. Consequently, the Company incurs no expense on repairs or replacements made under warranty.

Manufacturing

     The Company historically has manufactured the majority of the stains, solutions, reagents, powders and other chemical compounds that make up its product line, and intends to continue to do so for the foreseeable future. Volu-Sol's chemical manufacturing process consists of the purchase by Volu-Sol of certain raw materials, including bulk chemicals such as alcohol, ethanol, methanol and various powders and stains. These chemicals are purchased from different suppliers and are widely available. The ingredients are then mixed in vats on Volu-Sol's premises in accordance with certain non-proprietary formulas. The finished stains are then bottled and appropriately labeled and sold through medical supply distributors and OEMs. Since it has been engaged in the medical diagnostic stain industry, the Company has refined its production capabilities such that it presently is able to manufacture its products to exacting clinical standards. It also has developed a quality control program that allows it to maintain the reliability, integrity and uniformity of its product line and to quickly and accurately identify and resolve any potential problem by keeping detailed production records by lot. With respect to the ancillary equipment sold by the Company in connection with its stains, solutions, reagents, and other chemicals, such as glass slides, manual staining equipment, and other related laboratory equipment and supplies, such products are manufactured by third parties and can easily be obtained from a number of suppliers.

     With respect to the Definitive, on October 21, 1996, the Company entered into a worldwide exclusive licensing agreement (the "License Agreement") with GG&B Engineering, Inc. ("GG&B"), a Texas corporation with its principal place of business in Wichita Falls, Texas. GG&B owns the technology underlying the proprietary microchip that is packaged with the stain packs used with the Definitive. Under the License Agreement, GG&B manufactures the Definitive on an as-needed basis. GG&B also provides the proprietary microchip that is packaged with the stain packs. Other than copyright protection as to the code incorporated in the proprietary microchips, neither the Company nor GG&B claim any proprietary interest in the technology incorporated into the Definitive. Under the License Agreement, Volu-Sol is obligated to use its best efforts to promote the sale and distribution of the Definitive, in return for which GG&B must provide Volu-Sol with its requirements for the Definitive and microchips during the term of the Agreement, with a minimum purchase requirement of 600 units per year. As of September 30, 1997, the Company had purchased a total of 228 units. If it fails to meet its purchase obligations, the Company's business may be adversely affected. Upon a default by the Company, GG&B has the right, under the License Agreement, to convert the license into a nonexclusive license and grant to others the right to distribute the Definitive upon written notice to Volu-Sol. The Company has advised the manufacturer that it will not meet the minimum purchase requirements for 1997. Consequently, the manufacturer may convert the exclusive license and distributorship to a nonexclusive license and distributorship, which may adversely affect the Company's business and results of operations. Unless it is terminated earlier in accordance with its terms, the License Agreement is perpetual. The Company has no experience in manufacturing hardware devices such as the Definitive and does not have any manufacturing facilities for such products. Consequently, the Company is presently dependent and will continue to depend on third parties such as GG&B to manufacture products other than stains, solutions and other related chemical products. In the event that the Company's relationship with GG&B is disrupted or is no longer viable due to financial or other difficulties of GG&B or the Company, or otherwise, or if the Company is unable to obtain third-party manufacturing for any products it may add to its line in the future, its operations and ability to generate revenue would be adversely affected.

     The manufacture of the Company's products is subject to the Food and Drug Administration's current Good Manufacturing Practices ("cGMP") regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. No assurance can be given that the Company's third-party manufacturers will comply with cGMP regulations or other regulatory requirements now or in the future. The Company's current dependence upon third parties for the manufacture of its products may adversely affect its profit margin, if any, on the sale of future products and the Company's ability to deliver products on a timely and competitive basis. The Company is inspected on a routine basis for compliance with applicable FDA laws and regulations, in particular the extent to which it observes cGMP regulations in connection with the manufacture of its chemical products. Further, the Company is required to comply with various FDA requirements for labeling. If the FDA believes the Company is not in compliance with the applicable laws or regulations, it can institute proceedings to detain or seize the Company's products, issue a recall, enjoin future violations and assess civil and criminal penalties against the Company, its officers or its employees. The FDA may proceed to ban, or request recall, repair, replacement or refund of the cost of, any product manufactured or distributed by the Company.

Quality Control

     The Company places great emphasis on providing quality products to its customers. An integrated network of quality systems result in strict requirements for manufacturing and packaging materials. On a statistical sampling basis, a quality assurance organization tests components and finished goods at different stages in the manufacturing process to assure that exacting standards are met. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been insignificant.

Marketing and Sales

     The Company markets and sells its products through a network of regionally located medical diagnostic laboratory supply distributors. The Company also employs in-house sales personnel who are involved in sales through direct personal contact with potential customers and attending industry and trade shows. The Company intends to expand its in-house distribution capacity through acquisition of small medical product distributors. The Company intends to increase its marketing and sales efforts, capital permitting, by attending more trade shows, establishing distributor relationships in Europe, South America and Asia, and placing advertisements in periodic trade journals and publications.

Availability of Raw Materials

     The principal raw materials for the stains, solutions and other chemical products of the Company are "off-the-shelf" bulk chemicals that can be purchased from any of a number of chemical companies. The Company believes that it maintains adequate supplies of raw materials on hand to allow it to continue to manufacture products and meet customer demand, and that those materials that it does not produce internally are readily available from multiple sources.

Competition

     The Company believes that Volu-Sol's products have a good reputation in the marketplace and are competitively priced. However, the medical diagnostic industry in general and the medical diagnostic stain industry in particular are, or potentially could be, very competitive. Several large chemical, medical and laboratory supply companies could dominate the market, many if not all of which have vastly greater manufacturing capabilities, financial resources, scientific expertise, research resources and much more pervasive, mature and experienced marketing operations. Accordingly, Volu-Sol is subject to intense competition and is subject to the pricing and distribution policies of these large competitors. Currently, Volu-Sol's sales amount to less than 1 percent of total industry sales. There can be no assurance that, in light of the level of competition in the industry in which the Company operates, it will be able to achieve or sustain profitable operations.

Patents and Proprietary Rights

     The Company does not own any patents and does not believe that patent protection is available for any of its products or processes. To the extent that the Definitive and the stain packs that are marketed for use with that device incorporate proprietary technologies, the Company licenses such technologies from GG&B under the License Agreement. The Company claims the name "Volu-Sol" as a trademark. The Company also believes that certain aspects of its manufacturing, production and marketing operations are proprietary and has generally sought to protect its interests by treating its know how as trade secrets and by requiring all employees to execute confidentiality agreements with the Company. The Company believes that its processes can only be understood from direct observation and are not ascertainable by examination of the end product. However, there can be no assurance that others will not independently develop the same or similar information, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access.

Government Regulation

     Following are brief summaries of some of the Federal laws and regulations which may have an impact on the Company's business. These summaries are only illustrative of the extensive regulatory requirements of the Federal, state and local governments and are not intended to provide the specific details of each law or regulation.

The Clean Air Act, as amended, and the regulations promulgated thereunder, regulates the emission of harmful pollutants to the air outside of the work environment. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and install control equipment for certain pollutants.

The Clean Water Act, as amended, and the regulations promulgated thereunder, regulates the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and to treat waste water before discharge to the waters of the United States or a Publicly Owned Treatment Works (POTW).

The Occupational Safety and Health Act of 1970, including the Hazard Communication Standard ("Right to Know"), and the regulations promulgated thereunder, requires the labeling of hazardous substance containers, the supplying of Material Safety Data Sheets ("MSDS") on hazardous products to customers and hazardous substances the employee may be exposed to in the workplace, the training of the employees in the handling of hazardous substances and the use of the MSDS, along with other health and safety programs.

The Resource Conservation and Recovery Act of 1976, as amended, and the regulations promulgated thereunder, requires certain procedures regarding the treatment, storage and disposal of hazardous waste.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986, and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS and the quantities of hazardous materials in the Company's possession.

The Toxic Substances Control Act of 1976, requires reporting, testing and pre-manufacture notification procedures for certain chemicals. Exemptions are provided from some of these requirements with respect to chemicals manufactured in small quantities solely for research and development use.

     The Department of Transportation has promulgated regulations pursuant to the Hazardous Materials Transportation Act, referred to as the Hazardous Material Regulations, which set forth the requirements for hazard labeling, classification and packaging of chemicals, shipment modes and other goods destined for shipment in interstate commerce.

     Without limiting the generality of the foregoing, a summary of how certain specific governmental regulations affect the Company's operations is as follows. The Company engages principally in the business of selling products which are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"). Nevertheless, the chemicals used to produce the medical diagnostic stains manufactured and sold by Volu-Sol have a methanol base and generally are classified as hazardous materials the use of which subjects the Company to one or more of the regulatory schemes described above. Additionally, the manufacturing and shipping operations of Volu-Sol are heavily regulated by federal, state and local environmental, health and safety authorities. Volu-Sol is subject to the FDA's cGMP standards and applicable Occupational Safety and Health Administration ("OSHA") regulations. Representatives of the FDA periodically conduct inspections at Volu-Sol's facilities regarding the cleanliness and safety standards followed in the manufacturing process. Moreover, representatives of OSHA periodically conduct inspections of Volu-Sol's facilities for compliance with applicable safety and health regulations. The Company believes that Volu-Sol is in compliance in all material respects with applicable environmental, health and safety laws, rules and regulations. There can be no assurance, however, that the Company will not in the future be found in violation of some or all of these regulations, which could materially and adversely affect the Company and its operations.

Research and Development

     The Company has not invested material amounts in research and development because of the extent of the product line acquired when Biomune purchased the assets comprising the Volu-Sol business. The Company does not presently anticipate investing materially different amounts in research and development activities for the foreseeable future.

Dependence on Major Customers

     During the year ended September 30, 1996, sales to Barrett Healthcare Corporation ("Barrett") accounted for approximately 12 percent of Volu-Sol's total revenues. No other single customer accounted for more than 10 percent of the Company's total revenues during fiscal year 1996. During the year ended September 30, 1996, the Company discontinued selling products to Barrett and wrote off outstanding accounts receivable balances of approximately $55,000. Almost 80 percent of Volu-Sol's sales are accomplished through medical supply distributors who carry a large range of products for medical laboratories.

     During the year ended September 30, 1997, sales to Lab Supply, Infolab, Inc. and Hardy Diagnostic accounted for approximately 13.5 percent, 12.7 percent and 11.4 percent, respectively, of the Company's total revenues. No other single customer accounted for more than 10 percent of the Company's total revenues during fiscal year 1997.

Employees

     The Company has 9 full time employees. The Company will, as needed, hire additional employees or sub-contract the balance of its personnel requirements through independent contractors. The Company's manufacturing operations do not require specially-skilled employees and the Company believes that it will be able to satisfy its labor requirements for the foreseeable future. None of the Company's employees are represented by a collective bargaining arrangement, and the Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company leases approximately 11,500 square feet of laboratory facilities at 5095 West 2100 South, West Valley City, Utah. The leased premises serve as the Company's manufacturing, warehouse and shipping facilities as well as its corporate headquarters and offices. Base monthly rent payments are $4,620 until November 1997, after which the monthly base rent amount will be adjusted according to changes in the Consumer Price
Index. The leased premises originally were leased by Biomune, but Biomune has assigned its rights under the lease to the Company. The lessor of the Company's facility is an unaffiliated third party. The lease was the product of arms-length negotiations. The lease extends through November 2000. The Company believes that its facilities will be adequate to meet its needs at least through fiscal year 1998.

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently is not a party to, and none of its property is subject to, any pending or threatened legal proceedings which, in the opinion of management, are likely to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders during the fourth quarter of fiscal year 1997.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Market. Prior to the Distribution, all of the Company's Common Stock was owned by Biomune and consequently there has been no public trading market for the Company's securities. Although the Company anticipates that a public market for over-the-counter trading of the Company's securities may develop in the future, there can be no assurance that such a market will ever develop or that it will be sustained. At such time, if any, as the Company satisfies applicable entry or listing criteria, the Company may seek to include or list its Common Stock on the NASDAQ Stock Market or a securities exchange. The Company does not meet those listing qualifications at this time. There is presently no market for the Company's Common Stock and there is no assurance that a market will ever develop. There can be no assurance that the Company will ever be able to satisfy such criteria or that its application for inclusion or listing on the NASDAQ Stock Market or securities exchange will be accepted. All of the Company's issued Common Stock is unrestricted and freely salable, except to the extent such Common Stock is owned by affiliates of the Company.

     Holders. As of December 18, 1997, there were approximately, 1,070 record holders of the Company's Common Stock.

     Dividends. Since its incorporation, the Company has not declared any dividend on any of its Common Stock. The Company does not anticipate declaring a dividend on any of its Common Stock for the foreseeable future. The Series A Preferred shares will be entitled to a 10 percent dividend annually which may be paid in cash or additional shares of Preferred Stock at the option of the Company.

     Dilution. The Company has a large number of shares of Common Stock authorized in comparison to the number of shares issued and outstanding. The Board of Directors determines when and under what conditions and at what prices to issue the stock of the Company. In addition, a significant number of shares of Common Stock of the Company are reserved for issuance upon exercise of purchase or conversion rights. The issuance of such shares, whether in connection with new equity offerings, acquisitions, or the exercise of option or conversion rights will result in dilution of the equity and voting interests of existing shareholders, including those receiving their shares in the Distribution.

     Transfer Agent and Registrar. The transfer agent and registrar for the Company's Common Stock will be American Stock Transfer & Trust Company, 40 Wall Street, New York City, NY 10005.

Recent Sales of Unregistered Securities

     The following information sets forth certain information for all securities the Company sold during the past three years without registration under the Securities Act of 1933 (the "Securities Act").

     On July 27, 1995, in connection with the incorporation of the Company as a wholly owned subsidiary of Biomune, 10,000 shares of the Company's Common Stock, consisting of all of the issued and outstanding shares of Common Stock prior to the Distribution, were issued to Biomune. Such issuance was accomplished without registration under the Securities Act in reliance on the exemption afforded by Section 4(2) of the Securities Act. Prior to the Distribution, such securities were subject to a forward split of approximately 211 for 1 to permit the issuance of a sufficient number of shares to the
shareholders of record of Biomune as of March 5, 1997.   In addition, the
Company has reserved a total of 1,302,2778 shares of Common Stock comprised of
(i) 323,118 shares of Common Stock for issuance upon conversion of the Biomune Preferred Stock outstanding at March 5, 1997, (ii) as well as 732,101 shares for issuance upon the exercise of the Add-on Volu-Sol Options, and (iii) 247,059 shares for issuance upon exercise of the Biomune Warrants.

     The Company has also determined it will issue up to 12,000 shares of its Series A Preferred to accredited investors as described elsewhere herein. Such offer and sale is to be made in accordance with exemptions under Section 4(2) and 3(b) of the Securities Act, including Rule 506 of Regulation D. As of December 15, 1997, the Company had received subscriptions for a total of $1,300,000. Of this amount, cash of $400,000 had been paid to the Company. Payments for the remaining subscriptions are to be received as follows:
$300,000 immediately, $300,000 on or before January 15, 1998, and $300,000 on or before March 1, 1998.

     With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future.

     When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

     In order to provide greater production capacity and efficiencies and enhanced customer service with a view to further increasing Volu-Sol's revenues, in October 1996, the Company relocated Volu-Sol's production facilities to the Salt Lake City, Utah metropolitan area, closer to its former parent's (Biomune Systems, Inc.'s) current principal place of business.

Results of Operations

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

     During the fiscal year ended September 30, 1997, the Company generated revenues totaling $493,754 compared to $434,691 for fiscal year 1996. This increase in revenues is attributable to the sale of the Definitive, which accounted for additional revenues of approximately $68,800 during fiscal year 1997, offset in part by a decrease in revenues from the sale of stains and reagents. The decline in sales of stains and reagents is mainly attributable to the loss of the Company's largest customer during the fourth quarter of fiscal 1996 and the Company not having sufficient resources to adequately market its stain and reagent products. During the fourth quarter of fiscal year 1997, the Company experienced technical complications with the design of the Definitive, which have now been corrected. However, due to these technical complications, sales during the fourth quarter of 1997, have been negligible.

     Cost of goods sold for the fiscal year ended September 30, 1997 totaled $453,434 compared to $357,471 for fiscal year 1996. The overall gross margin for fiscal year 1997 was 8.2 percent of revenues compared to 17.8 percent of revenues for fiscal year 1996. The decrease in the gross margin is attributable to a one-time charge for inventory write-down with respect to the Definitive. The gross margin for fiscal year 1997, excluding the impact of the Definitive, was approximately 15.3 percent. The decrease in the gross margin on sales of stains and reagents is attributable to increases in raw materials costs and increases in labor costs as a result of adding additional manufacturing overhead labor.

     Selling, general and administrative expenses totaled $747,434 in fiscal year 1997, compared to $1,446,651 for the year ended September 30, 1996, an overall decrease of $699,217. This decrease is due to: (1) decreases in the level of marketing and advertising expenditures due to insufficient cash flows to fund such activities, and (2) significant relocation costs which were incurred in 1996 associated with the Company's move from Henderson, Nevada to
Salt Lake City, Utah.   In addition, selling, general and administrative
expenses for fiscal year 1997 included amounts allocated from Biomune for payroll-related and professional services of approximately $40,000, compared to allocations of approximately $165,000 for the previous year. This decrease resulted from an allocation in fiscal year 1996 of approximately $90,000 for the granting of Biomune options to a former Volu-Sol consultant which was not repeated in fiscal year 1997. After the Distribution, payroll costs with respect to officers and key employees is not expected to be significantly different (not greater than 10 percent) from the amounts allocated from Biomune. Recurring financing costs and other operating costs as a result of operating on a stand alone basis are not expected to be significantly different from those allocated.

     The Company incurred a net loss of $719,652 for the year ended September 30, 1997 compared to a net loss of $1,402,222 for fiscal year 1996. This decrease in net loss is primarily due to decreased selling, general and administrative expenses and to the loss on disposal of assets experienced during fiscal year 1996 as a result of relocating to Salt Lake City, Utah.

     It is anticipated that the net loss applicable to common shareholders will increase in the future in connection with dividends and the impact of the beneficial conversion feature associated with the Company's private placement of its Series A Preferred Stock. Assuming the sale of Series A Preferred Stock is limited to $1,300,000 (for which there are subscriptions receivable, commission liabilities satisfied or cash receipts as of December 15, 1997), the net loss applicable to common shareholders would increase by approximately $326,650 for the one-time charge related to the beneficial conversion feature and by approximately $130,660 per year for recurring dividends at 10 percent. Sales of Series A Preferred Stock could be as high as $2,400,000, in which case the dividends and the impact of the beneficial conversion feature would increase accordingly.

Liquidity and Capital Resources

     The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through September 30, 1997, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,800,000. Of this amount, $390,500 represents loans which bear interest at the rate of 10 percent per year and which are payable on demand. After the Distribution, the Company does not anticipate receiving additional amounts from Biomune in the form of loans or equity contributions. The Company intends to sell up to 12,000 shares of its Series A Preferred in a private offering ("Offering"), for a total of up to $2,400,000. The Series A Preferred is convertible to Common Stock of the Company commencing January 1, 1998. The "conversion price" which is the basis for such conversion is the lesser of (i) 80 percent of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share.
As of the date of this Report, the Company had received subscriptions for $1,300,000 of Series A Preferred, for which cash of $400,000 had been received. Payments with respect to the remaining subscriptions are due as follows: $300,000 immediately, $300,000 on or before January 15, 1998, and $300,000 on or before March 1, 1998. The Company intends to keep the private placement open through December 31, 1997 and may raise up to an additional $1,100,000.

     The Company intends to use the proceeds from the Offering described above to repay its indebtedness to Biomune (approximately $390,500 as of the date of this Report), pay the expenses of the Offering and the Distribution (including legal and accounting fees estimated to be approximately $75,000), acquire yet-to-be identified medical product distributors or product rights, and supplement working capital. The Company believes that cash generated by operations, together with the proceeds of the Offering will be sufficient to meet its capital requirements for a minimum of 12 months.

     As of September 30, 1997, the Company had cash and cash equivalents of $337,691 and working capital of $38,083 as compared to cash of $12,167 and working capital of $94,380 as of September 30, 1996.

     During the fiscal year ended September 30, 1997, the Company's operating activities used cash of $641,580, much of which was provided primarily by loans and capital contributions from Biomune. Similarly, during fiscal year 1996, the Company's operating activities required cash in the amount of $987,680, which was provided by capital contributions from Biomune.

     The Company is obligated under a manufacturing agreement with the supplier of the Definitive to purchase 600 automated slide stainers ("stainers") per calendar year. In the event the Company purchases fewer than 600 stainers, the manufacturer has the option to convert the Company's exclusive worldwide license and distributorship to a non-exclusive license and distributorship. As of September 30, 1997, the Company had purchased 228 stainers, of which 170 were in inventory. Subsequent to September 30, 1997, the Company informed the manufacturer of the Definitive that the Company would not meet the annual purchase commitment. It appears that the Company's exclusive worldwide license and distributorship will be converted to a non-exclusive license and distributorship, which could have a negative impact on the number of units sold by the Company.

     The Company presently has no credit facility with any commercial lending institution. In the past, the Company has borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future.

     The Company has agreed to sell its Series A Preferred shares to raise funds to finance operations, market the Definitive and acquire or develop in-house distribution capacity and new products and devices. There can be no assurance that additional financing will not be needed in the future.
Although the Company believes that the proceeds from the Offering of its Series A Preferred Stock, together with revenues from operations, will be sufficient to meet the needs of the Company for the next twelve months, there is no assurance that this will be the case. The Company has suffered recurring losses from operations in the past. Recently, the Company has experienced certain technical difficulties with the operation of the Definitive. Although these technical difficulties appear to have been resolved, sales of the Definitive have not been as high as originally expected. In addition, the Company has not met its minimum purchase requirements under the exclusive license agreement, as described above. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." Effective for periods ending after December 15, 1997, SFAS No. 128 requires companies to report both "basic" and "diluted" earnings per share. "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of dilutive common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. For the Company, "diluted" earnings per share under the new standard is approximately equivalent to "primary" earnings per share under APB No. 15.
The impact of SFAS No. 128 on the Company's earnings per share is not expected to be significant.

Risk Factors

     This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual operating results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

     Absence of Profitable Operations. Between the time Biomune acquired the assets used in conducting its medical diagnostic supply business and July 1995 when the Company was incorporated and acquired those assets from Biomune, Biomune's medical diagnostic division did not have profitable operations. Moreover, from the Company's incorporation to date, the Company has not achieved profitable operations and continues to operate at a loss. The Company's present business strategy is to improve its profitability and cash flows by adding to its existing product line and expanding its sales and marketing efforts, including the addition of in-house sales personnel. These expanded sales and marketing efforts are expected to be funded through sales of the Company's securities and/or debt, including the Series A Preferred Offering which will close by December 31, 1997. While management believes the cash generated by operations together with the proceeds from the Offering will satisfy the Company's ordinary cash requirements for at least 12 months, there can be no assurance that the Company will ever be able to achieve profitable operations or that it will not require additional financing to achieve its business plan. See "Management's Discussion and Analysis or Plan of Operation."

     "Going Concern" Issues. The financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated December 5, 1997 that includes an explanatory paragraph stating that the Company's recurring losses, accumulated deficit and recently encountered technical difficulties with the Definitive raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon loans and capital contributions from Biomune to sustain operations. The Company intends to sell up to $2,400,000 of its Series A Preferred to unrelated accredited investors. To date, subscriptions for $1,300,000 have been received, for which cash of $400,000 has been received. Payments for the remaining subscriptions are in installments through March 1998. Management believes the proceeds from such Offering will provide sufficient capital when combined with revenues from operations to meet the Company's operating cash needs for a minimum of 12 months. Additional financing may be required if the Company is to continue as a going concern. If such additional funding is needed and cannot be obtained, the Company may be required to scale back or discontinue its operations.

     Uncertainty of Future Financial Results. Profitability depends upon many factors, including the success of the Company's marketing program, the Company's ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of the Company's business activities. The Company (since its incorporation in July
1995) has an accumulated deficit as of September 30, 1997 of $2,228,838. The Company anticipates that it will continue to incur operating losses in the future or until such time as it is able to successfully market the Definitive or other devices that it may yet add to its product line. The Company's ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing and distribution system. There can be no assurance that the Company will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, the Company may be required to materially curtail or cease its operations. See "Management's Discussion and Analysis or Plan of Operation."

     Lack of Proprietary Technologies. The Company uses certain trademarks and tradenames with certain of its products. Nevertheless, the Company's core products, medical diagnostic stains and solutions and other biochemical products, as well as the Definitive, are not based on technology proprietary to the Company. Indeed, the majority of the Company's present product line is based on technology that is in the public domain and therefore there are effectively no entry barriers for potential competitors to the Company. The Company has entered into an exclusive license agreement with the third-party entity that owns the intellectual property rights associated with the Definitive and manufactures the Definitive for the Company. There can be no assurance that such third-party entity will be able in the future to adequately protect its proprietary rights upon which the Definitive is based or that such third party will continue to manufacture the Definitive on terms favorable to the Company. If the third party fails to meet its obligations to manufacture a sufficient number of units for any reason, the Company would be forced to locate a new manufacturer for the Definitive which may disrupt and adversely affect the Company's operations.

     Intense Competition. The medical diagnostic supply and biochemical industries, including those segments devoted to manufacturing and distributing laboratory equipment, stain solutions and chemical reagents are characterized by intense competition. The Company faces, and will continue to face, competition in the stain solution, reagent and related equipment fields.
Many, if not most, of the Company's competitors and potential competitors are much larger and consequently have greater access to capital as well as mature and highly sophisticated distribution channels. Some of the Company's larger competitors are able to manufacture chemical products on a much larger scale and therefore presumably would be able to take advantage of economies of scale not presently enjoyed by the Company. Moreover, many of the Company's competitors have far greater name recognition and experience in the medical diagnostic supply industry. There can be no assurance that competition from other companies will not render the Company's products noncompetitive.

     Uncertainties Related to Ability to License Proprietary Technology. The Company historically has not been involved in research and development of new technologies. Consequently, the Company's success in adding to its existing product line will depend on its ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally. No assurance can be given that any licenses required from third parties will be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to adopt alternate measures, or could find that the manufacture or sale of products requiring such licenses is not possible. Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. Such litigation could have an adverse and material impact on the Company and its operations.

     Inability to Adequately Protect Proprietary Information. The Company relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that such agreements will not be breached or that they will be enforceable by the Company, or that the Company's trade secrets and know-how will not otherwise be compromised.

     Uncertainty of Ability to Attract and Retain Key Management, Employees and Consultants. The Company is highly dependent on its executive officers and certain of its scientific, technical and operations employees. The loss of services of any of these personnel could impede the achievement of the Company's objectives. There can be no assurance that the Company will be able to attract and retain qualified executive personnel on acceptable terms.

     Reliance on Third-Party Manufacturing. The Company's manufacturing experience and capabilities are limited to the manufacture of staining solution, reagent and certain related chemical compounds. With respect to the manufacturing of devices and equipment related to the staining solution products, including without limitation the Definitive, the Company has in the past used, and intends to continue to use, third-party manufacturing resources. Consequently, the Company is dependent on contract manufacturers for the production of existing products and will depend on third-party manufacturing resources to manufacture equipment and devices it may add to its product line in the future. In the event that the Company is unable to obtain or retain third-party manufacturing, it will not be able to continue its operations as they relate to the sale of equipment and devices. The Company's current dependence upon a third party for the manufacture of the Definitive may adversely affect its profit margins and the Company's ability to deliver products on a timely and competitive basis.

     Environmental Risks. The chemical manufacturing processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

     Sufficiency of Marketing and Sales Capabilities. The Company sells its products to approximately 75 independent distributors who are free to resell the products. In order to achieve profitable operations, the Company must maintain its current base of sales staff and must expand that base in the future. There can be no assurance that the Company will be able to enter into arrangements with qualified sales staff if and when such additional staff are required. The Company's sales staff will compete with other companies that currently have experienced and well funded marketing and sales operations. To the extent that the Company enters into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

     Potential Product Liability Exposure and Limited Insurance Coverage. The use of any of the Company's existing or potential products in laboratory or clinical settings may expose the Company to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in the Company's products. Alternatively, the Company could be exposed to liability indirectly by being named as a third-party defendant in actions brought against companies or persons who have purchased the Company's products. The Company has obtained limited product liability insurance coverage in the amount of $1 million per occurrence and $2 million in the aggregate. The Company intends to expand its insurance coverage on an as-needed basis as its sales revenue increases. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products added to its product line in the future. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

     Uncertainty Related to Health Care Reform Measures and Third-Party Reimbursement. Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress over the past years. In addition, certain states are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. The Company's ability to earn sufficient returns on its products may also depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services, including medical diagnostic procedures. There can be no assurance that adequate reimbursement will be available or sufficient to allow the Company to sell its products on a competitive basis.

     Dilution. A significant number of shares of the Company's Common Stock are authorized but not issued. In addition, there are a substantial number of shares of Common Stock of the Company reserved for issuance upon the exercise of certain options, warrants and preferred stock conversion rights. If and to the extent such options, warrants or rights are exercised, or if the Board of Directors determines to issue authorized but previously unissued shares of Common Stock in connection with acquisitions or other transactions, such issuances could substantially dilute the voting power of the existing shareholders of the Company. Furthermore, the possibility of such issuances may adversely affect the market for the Company's Common Stock, should such a market ever develop.

ITEM 7.FINANCIAL STATEMENTS

     The Company's financial statements and associated notes are set forth on pages F-2 through F-16.

                                PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Key Employees and Directors

     The executive officers and directors of the Company are as follows:

      Name               Age          Position
--------------------     ---      --------------------------------------

Michael G. Acton         34       Chairman, Chief Executive Officer and Chief
                                  Financial Officer

James R. Derrick         53       President, Director

Jack W. Job              35       Director

Michael G. Acton, CPA

Mr. Acton has been Chairman, Chief Financial Officer, and Chief Executive Officer of Volu-Sol since February 1997. He has also been Chief Financial Officer and Controller of Biomune since October 1994. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah, where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science degree in Accounting in 1988 and a Master of Professional Accountancy degree in 1989, both from the University of Utah. He is a certified public accountant in the state of Utah. Biomune has a class of securities registered under the Securities Exchange Act of 1934 and was formerly the parent of the Company.

James R. Derrick

Mr. Derrick has been the Company's President since February 1997, and a director since May 1997. Between July 1994 and February 1997, he was employed as a business and engineering consultant by Derrick Consultants. From October 1979 to July 1994, Mr. Derrick was the Chief Executive Officer of Crib Retaining Walls, Inc., a manufacturing and construction firm based in North Salt Lake, Utah. Mr. Derrick received a Bachelor of Science degree in Industrial Engineering from the University of Utah in 1971.

Jack W. Job

Mr. Job has been a director of the Company since May 1997. He presently is the Chief Financial Officer of Utah Technology Finance Corporation located in Salt Lake City, Utah. Prior to his present position with UTFC, from May 1990 to May 1995, Mr. Job was employed by Arthur Andersen LLP in its Salt Lake City office as a senior accountant performing tax and audit functions. He is a certified public accountant and a member of the Utah Association of Certified Public Accountants and the American Institute of Certified Public
Accountants. Mr. Job received a Bachelor of Science degree and Masters of Accountancy degree (Magna Cum Laude) from Brigham Young University.

     In addition to the foregoing executive officers and directors, the Company expects the following employee to make significant contributions to the Company:

Dawn Perdue

Ms. Perdue, age 36, is Director of Operations and acts as the Company's Compliance Officer for regulatory affairs. She came to the Company in October 1995 with more than 12 years experience in science and management positions in clinical and industrial operations. Prior to joining the Company, Ms. Perdue was Manager of Research and Development of Genzyme Corporation, a leading biotechnical company. She graduated in biology from Western New England College (Massachusetts) and has a Certificate of Special Studies in Administration from Harvard University.

     None of the Company's executive officers or directors are related to any other executive officer or director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner and the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended September 30, 1997, that was not filed with the Commission.

ITEM 10.EXECUTIVE COMPENSATION

     Since March 1997, the Company has paid Mr. Acton, its Chief Executive Officer, Chief Financial Officer, and Chairman, a consulting fee of $6,000 per month. No executive officer or employee of the Company is paid more than $100,000 per year in salary and benefits. Mr. Acton provides his services on a part-time basis. He also serves as Chief Financial Officer of Biomune. The Company's President, James R. Derrick, receives an annual salary of $60,000.

Director Compensation

     Members of the Board of Directors who are not employees of the Company are paid $500 for each meeting of the Board of Directors attended. Following the Distribution, this fee is to be paid $250 in cash and $250 in shares of the Company's Common Stock.

Employment Agreements

     Aside from the payments described above to Mr. Acton and to Mr. Derrick, there are no consulting or employment contracts with management at this time.

Stock Plans

     The 1997 Volu-Sol, Inc. Transition Plan. The Company has adopted the 1997 Volu-Sol, Inc. Transition Plan (the "Transition Plan") to govern the issuance and exercise of certain options to purchase the Company's Common Stock. Certain officers, directors and employees of Biomune have been granted options to purchase shares of Biomune Common Stock (the "Biomune Options"). The Biomune Options have been granted pursuant to various stock plans of the Company (the "Biomune Plans"). The Biomune Plans give the committee of the Biomune Board that administers the plans (the "Biomune Plan Committee") the authority to make equitable adjustments to outstanding Biomune Options in the event of certain transactions, of which the Distribution is one.

     The Biomune Plan Committee and the Biomune Board have determined that, immediately prior to the Distribution, each Biomune Option will be divided into two separately exercisable options: (i) an option to purchase Volu-Sol Common Stock (the "Add-on Volu-Sol Option") in an amount that would have been issued in the Distribution in respect of the shares of Biomune Common Stock subject to the applicable Biomune Option, if such Biomune Option had been exercised in full immediately prior to the Distribution Record Date, and containing substantially equivalent terms as the existing Biomune Option, and
(ii) an option to purchase Biomune Common Stock (an "Adjusted Biomune Option"), exercisable for the same number of shares of Biomune Common Stock as the corresponding Biomune Option had been. The per share exercise price of the Biomune Option will remain the same in the Adjusted Biomune Option, and all other terms of such Biomune Option will remain the same in all material respects. The Add-on Volu-Sol Option will carry an option exercise price per share equal to the price per share of the exercise price under the Biomune Option.

     As a result of the foregoing, certain persons who remain Biomune employees or non-employee directors after the Distribution will hold both Adjusted Biomune Options and separate Add-on Volu-Sol Options. The obligations with respect to the Adjusted Biomune Options and Add-on Volu-Sol Options held by Biomune employees and non-employee directors following the distribution will be obligations solely of Biomune. The Company will reserve a total of 732,101 shares of Common Stock for issuance upon exercise of the Add-on Volu-Sol Options.

     The Transition Plan will be administered by the Board of Directors or a Committee of the Board of Directors appointed by the Board.

     The 1997 Volu-Sol, Inc. Stock Incentive Plan. The Company has adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan ("1997 Plan"). The 1997 Plan was approved by action of Biomune, the sole shareholder of the Company, in August 1997. Under the 1997 Plan, the Company may issue stock options, stock appreciation rights ("SARs"), restricted stock awards, and other incentives to employees, officers and directors of the Company. The principal features of the 1997 Plan are summarized below, but the following Summary is qualified in its entirety by the written plan.

     The 1997 Plan provides for the award of incentive stock options to key employees and directors of the Company and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with the Company or its subsidiaries. 5,000,000 shares are available for issuance pursuant to awards granted under the 1997 Plan. To date no awards of any kind have been made under the 1997 Plan. The Board of Directors presently acts as the committee that administers the 1997 Plan (the "Plan Committee").

     Stock Option Grants. The Plan Committee may grant Incentive Stock Options ("ISOs") and Non-Statutory Stock Options ("NSOs") under the 1997 Plan. With respect to each option grant, the Plan Committee will determine the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option.

     Stock Appreciation Rights ("SARs") may be granted under the 1997 Plan. Each SAR entitles the holder, upon exercise, to receive from the Company an amount equal to the excess of the fair market value on the date of exercise of one share of Common Stock of the Company over its fair market value on the date of grant (or, in the case of a SAR granted in connection with an option, the excess of the fair market value of one share of Common Stock of the Company over the option price per share under the option to which the SAR relates), multiplied by the number of shares covered by the SAR, may be made in Common Stock, in cash, or in any combination of Common Stock and cash. No SARs have been granted under the 1997 Plan.

     Restricted Stock. The Plan Committee may issue shares of Common Stock under the 1997 Plan subject to the terms, conditions, and restrictions determined thereby. Upon the issuance of restricted stock the number of shares reserved for issuance under the 1997 Plan will be reduced by the number of shares issued. No restricted shares have been granted under the 1997 Plan.

     Cash Bonus Rights. The Plan Committee may grant cash bonus rights under the 1997 Plan in connection with (i) options granted or previously granted,
(ii) SARs granted or previously granted, (iii) stock bonuses awarded or previously awarded and (iv) shares issued under the 1997 Plan. No bonus rights have been granted under the 1997 Plan.

     Changes in Capital Structure. The 1997 Plan provides that if the outstanding Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, stock split or certain other transactions, appropriate adjustment will be made by the Plan Committee in the number and kind of shares available for grants under the 1997 Plan. In addition, the 1997 Plan Committee will make appropriate adjustments in the number and kind of shares as to which outstanding options will be exercisable. In the event of a merger, consolidation or other fundamental corporate transformation, the Board may, in its sole discretion, permit outstanding options to remain in effect in accordance with their terms; to be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or to be exercised, to the extent then exercisable, during a period prior to the consummation of the transaction established by the Plan Committee or as may otherwise be provided in the 1997 Plan.

     Other Stock Purchase Rights. Biomune has granted rights to purchase Biomune Common Stock in the form of warrants (the "Biomune Warrants"). Under the agreements governing the grant and exercise of the Biomune Warrants, Biomune has agreed to issue to the holders of such rights securities otherwise issuable with respect to the Biomune Common Shares underlying the Biomune Warrants if and to the extent the Biomune Warrants are exercised. Consequently, if the holders of the Biomune Warrants exercise their rights thereunder, Biomune must issue to those holders one share of Volu-Sol Common Stock for each share of Biomune Common Stock issued in connection with such exercise. Volu-Sol has agreed to sell to Biomune the shares of Volu-Sol Common Stock needed to meet this obligation of Biomune. The purchase price of such shares of Volu-Sol Common Stock will be a sum equal to 10 percent of the consideration received by Biomune in exercise of the Biomune Warrants. The Company will reserve 247,059 shares of Common Stock for issuance upon exercise of the Biomune Warrants. If all of such Biomune Warrants are exercised, the Company will receive $588,000 from Biomune as consideration for the Volu-Sol Common Stock sold to Biomune as described above.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In the Distribution, each holder of Biomune Common Stock at March 5, 1997 received or will receive one share of Volu-Sol Common Stock for every ten shares of Biomune Common Stock held at that date. In addition, the Company will reserve a total of 323,118 shares of Common Stock for issuance in connection with the conversion of the Biomune Preferred Stock outstanding at March 5, 1997. The Company also will reserve a total of 732,101 shares of Common Stock for issuance upon exercise of the Add-on Volu-Sol Options and 247,059 shares of Common Stock for issuance upon exercise of certain warrants to acquire Biomune Common Stock.

     The following table sets forth certain information on a pro forma basis regarding beneficial ownership of the Company's Common Stock after giving effect to the Distribution of 2,111,216 shares of Common Stock (i) by each person (or group of affiliated persons) who is expected by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock,
(ii) by each director and Named Executive Officer of the Company, and (iii) by all of the directors and executive officers of the Company as a group. The chart below does not give effect to the possible conversion of the Biomune Preferred Stock or the Company's Series A Preferred.

Name and Address                 Shares of Common Stock          Percentage of
of Beneficial Owner (1)          Beneficially Owned (2)          Class
-----------------------          ----------------------          -------------

David G. Derrick (3)                  169,850                          7.60%
2401 S. Foothill Dr.
Salt Lake City, Utah 84109

Leviticus Trust (4)                   210,755                          9.98%
1233 Beech Street, #315
Atlantic Beach, NY 11509

Michael G. Acton (5)                   23,544                          1.10%
(Director and Executive
 Officer)

James R. Derrick                          -                              -
(Director)

Jack W. Job                               -                              -
(Director)

All executive officers and
directors as a group (3 persons)       23,544                          1.10%

     (1) Unless otherwise indicated, such person's address is the same as the Company's address.

     (2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of options or warrants. Each beneficial owner's percentage of ownership is determined by assuming that options or warrants held by such person (but not those held by any other person) and exercisable within 60 days from the date of this Report have been fully exercised. Unless otherwise noted, the Company believes the persons named in this table will possess sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned. Percentages are calculated based on 2,111,216 shares of Common Stock outstanding (as adjusted for shares deemed to be beneficially owned by such shareholder).

     (3) David Derrick will own 45,850 shares of Common Stock directly and will receive options to purchase 124,000 shares of Common Stock. Mr. Derrick is the CEO and Chairman of Biomune and the brother of the Company's President, James R. Derrick.

     (4) The Leviticus Trust will own approximately 210,755 shares of Common Stock directly. The Leviticus Trust is an irrevocable trust established for the benefit of its sole beneficiary, Genesis Investment Corporation, a Utah corporation ("GIC"). The directors and executive officers of GIC are Jacob "Jack" Solomon, President, Royden G. Derrick, Vice President and Secretary, and Edna Ennise Richardson, Sam Pekeles and Jerry Pekeles, directors. The beneficial owners of GIC are the Solomon family. Royden G. Derrick is the father of James R. Derrick, the Company's President, and David G. Derrick, Chief Executive Officer of Biomune and a significant shareholder of the Company . The trustee of the Leviticus Trust is Robert Pomerantz, an individual residing in New York. The trustee has the power to vote and to dispose of the shares held by the Leviticus Trust, consistent with the terms and subject to the conditions of the Trust Declaration establishing the trust.

     (5) Mr. Acton will own approximately 44 shares of Common Stock directly and will hold options to purchase 23,500 shares of Common Stock.

     Except for the matters described herein, there are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has agreed to indemnify each of its directors and officers to the fullest extent permitted by the Revised Utah Business Corporation Act.

     The Company has supplemented its cash flow from operations by borrowings from its former parent, Biomune. As of the date of this Report, the Company owes Biomune a total of $390,500. These amounts are due on demand and bear interest at the rate of ten percent per annum.

                                  PART IV

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

(a)  Exhibits

Exhibit Number     Title of Document
--------------    -----------------
     3.01         Articles of Incorporation and Amendments thereto (incorporated by reference to the Company's Registration Statement and Amendments thereto on
                  Form 10-SB, effective December 1, 1997).

     3.02         Bylaws (incorporated by reference to the Company's Registration
                  Statement on Form 10-SB, effective December 1, 1997).

     10.01        Distribution and Separation Agreement (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

     10.02        1997 Stock Incentive Plan of the Company, (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

     10.03        1997 Transition Plan (incorporated by reference to the Company's
                  Registration Statement and Amendments thereto on Form 10-SB, effective
                  December 1, 1997).

     10.04        Securities Purchase Agreement for $1,200,000 of Series A Preferred
                  Stock (incorporated by reference to the Company's Registration Statement and
                  Amendments thereto on Form 10-SB, effective December 1, 1997).

     27           Financial Data Schedule.


(b)     Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                              SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Volu-Sol, Inc.


                                   By:   /s/ Michael G. Acton
                                       -----------------------
                                       Michael G. Acton, Chief Executive and
                                       Chief Financial Officer

                                   Dated: December 23, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                         Date
---------------------        ---------------------         -----------------

/s/ Michael G. Acton         Chairman of the Board         December 23, 1997
---------------------
Michael G. Acton


/s/ James R. Derrick
---------------------        Director and President        December 23, 1997
James R. Derrick


/s/ Jack W. Job
---------------------        Director                      December 23, 1997
Jack W. Job

                          VOLU-SOL, INC.

                    FINANCIAL STATEMENTS AS OF
                  SEPTEMBER 30, 1997 AND FOR THE
             YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                     TOGETHER WITH REPORT OF
                  INDEPENDENT PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Volu-Sol, Inc.:

We have audited the accompanying balance sheet of Volu-Sol, Inc. ("Volu-Sol" or the "Company"), a Utah corporation and formerly wholly owned subsidiary of Biomune Systems, Inc., as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 9 to the financial statements, during the periods presented, Volu-Sol was operated as a wholly owned subsidiary of Biomune Systems, Inc. Certain expenses presented in the financial statements are the result of allocations of total expenses incurred by Biomune Systems, Inc. Therefore, the accompanying financial statements may not necessarily be indicative of the financial condition or the results of operations that would have existed if Volu-Sol had been operated as an unaffiliated company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Volu-Sol, Inc. as of September 30, 1997, and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. As of September 30, 1997, the Company has an accumulated deficit of $2,228,838. Recently, the Company has experienced certain technical difficulties with the operation of its new hematology staining instrument. As a result, total sales of this instrument are significantly lower than expected. Further, subsequent to September 30, 1997, the Company's worldwide exclusive license and distributorship may be converted to a nonexclusive license and distributorship. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  December 5, 1997

                             VOLU-SOL, INC.

                             BALANCE SHEET

                       AS OF SEPTEMBER 30, 1997

                                ASSETS

CURRENT ASSETS:
  Cash                                                                      $   337,691
    Accounts receivable, less allowance for doubtful accounts of $13,000         64,211
    Inventories                                                                 152,888
    Series A preferred stock subscription receivable                             25,000
                                                                            -----------
       Total current assets                                                     579,790
                                                                            -----------
PROPERTY AND EQUIPMENT, at cost:

  Leasehold improvements                                                        221,164
  Machinery and equipment                                                       170,025
  Furniture and fixtures                                                         30,924
                                                                            -----------
                                                                                422,113
  Less accumulated depreciation and amortization                               (160,743)
                                                                            -----------
      Net property and equipment                                                261,370
                                                                            -----------
OTHER ASSETS                                                                     22,074
                                                                            -----------
      Total assets                                                          $   863,234
                                                                            ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to Biomune Systems, Inc.                                    $   390,500
  Accounts payable                                                               46,966
  Accrued liabilities                                                           104,241
                                                                            -----------
      Total current liabilities                                                 541,707
                                                                            -----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY:

  Preferred stock, $.0001 par value; 10,000,000 shares authorized:
    Series A - 1,908 shares outstanding and 4,500 shares subscribed           1,249,554
  Series A preferred stock subscriptions receivable                            (900,000)
  Common stock, $.0001 par value; 50,000,000 shares authorized, 2,111,216
    shares outstanding                                                              211
  Additional paid-in capital                                                  2,200,600
  Accumulated deficit                                                        (2,228,838)
                                                                            -----------
      Total stockholders' equity                                                321,527
                                                                            -----------
      Total liabilities and stockholders' equity                            $   863,234
                                                                            ===========


                  The accompanying notes to financial statements are
                        an integral part of this balance sheet.

                            VOLU-SOL, INC.

                       STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                            1997            1996
                                                        ------------     -----------
SALES                                                   $   493,754      $   434,691

COST OF GOODS SOLD                                          453,434          357,471
                                                        -----------      -----------
    Gross margin                                             40,320           77,220

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                747,434        1,446,651
                                                        -----------      -----------
LOSS FROM OPERATIONS                                       (707,114)      (1,369,431)

OTHER EXPENSE                                               (12,538)         (32,791)
                                                        -----------      -----------

NET LOSS                                                   (719,652)      (1,402,222)

DIVIDENDS RESULTING FROM BENEFICIAL CONVERSION
  FEATURE ON SERIES A PREFERRED STOCK (Note 6)               (4,000)             -
                                                        -----------      -----------

NET LOSS APPLICABLE TO COMMON SHARES                    $  (723,652)     $(1,402,222)
                                                        ===========      ===========

NET LOSS PER COMMON SHARE (Note 2)                      $      (.34)     $      (.66)
                                                        ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 2)       2,111,216        2,111,216
                                                        ===========      ===========



















                  The accompanying notes to financial statements are
                         an integral part of these statements.

                                     VOLU-SOL, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                    Series A                                                          Series A
                                 Preferred Stock        Common Stock       Additional                 Preferred Stock
                               ----------------------   -----------------  Paid-in      Accumulated   Subscriptions
                               Shares      Amount       Shares     Amount  Capital      Deficit       Receivable       Total
                               ----------  ----------   ---------  ------  ----------   -----------   ---------------  ---------
Balance at September 30, 1995      -       $    -       2,111,216  $211    $  571,513   $  (102,964)  $      -         $  468,760

 Contributions from
    Biomune Systems, Inc.          -            -             -     -       1,368,963           -            -          1,368,963

  Net loss                         -            -             -     -             -      (1,402,222)         -         (1,402,222)
                               ----------  ----------   ---------  ----    ----------   -----------   --------------   ----------
Balance at September 30, 1996      -            -       2,111,216   211     1,940,476    (1,505,186)         -            435,501

 Contributions from
    Biomune Systems, Inc.          -            -             -     -         260,124           -            -            260,124

 Sale of Series A preferred
    stock at $200 per share,
    net of offering costs of
    $36,096                      6,375     1,238,904          -     -             -             -       (900,000)         338,904

 Series A preferred stock
    issued in payment of
    commissions at $200 per
    share                           33         6,650          -     -             -             -            -              6,650

 Dividends resulting from
    beneficial conversion
    feature on Series A
    preferred stock                -           4,000          -     -             -          (4,000)         -                -

 Net loss                          -             -            -     -             -        (719,652)         -           (719,652)
                              ----------   ----------  ----------  ------    ----------  -----------   --------------  ----------
Balance at September 30,
    1997                         6,408     $1,249,554   2,111,216  $211      $2,200,600  $(2,228,838)  $(900,000)      $  321,527
                              ==========   ==========   ========== ======    ==========  ============  ==============  ==========



             The accompanying notes to financial statements are
                    an integral part of these statements.

                              VOLU-SOL, INC.

                         STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                        Increase (Decrease) in Cash

                                                                 1997           1996
                                                             ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (719,652)    $(1,402,222)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                               77,576          57,540
      Amortization of intangibles                                   -            46,636
      Write down of intangibles                                     -           244,836
      Loss on disposal of property and equipment                    -            32,791
      Change in assets and liabilities-
        Decrease in accounts receivable                          10,573          20,618
        Increase in inventories                                 (40,162)        (12,402)
        Increase in other assets                                (15,825)           (458)
        Decrease in accounts payable                             (8,124)         (9,050)
        Increase in accrued liabilities                          54,034          34,031
                                                            -----------     -----------
            Net cash used in operating activities              (641,580)       (987,680)
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (4,074)       (373,869)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from Biomune Systems, Inc.              260,124       1,368,963
  Proceeds from issuance of notes payable to Biomune
   Systems, Inc.                                                390,500             -
  Proceeds from sale of Series A preferred stock,
    net of offering costs                                       320,554             -
                                                            -----------     -----------
            Net cash provided by financing activities           971,178       1,368,963
                                                            -----------     -----------

NET INCREASE IN CASH                                            325,524           7,414

CASH AT BEGINNING OF THE YEAR                                    12,167           4,753
                                                            -----------     -----------
CASH AT END OF THE YEAR                                     $   337,691     $    12,167
                                                            ===========     ===========

Supplemental Disclosure of Noncash Financing Activities:

During fiscal year 1997, the Company recognized dividends of $4,000 resulting from the beneficial conversion feature on the Series A preferred stock. These dividends increased the recorded amount of the Series A preferred stock.





             The accompanying notes to financial statements are
                     an integral part of these statements.


                                    F-5


                              VOLU-SOL, INC.

                      NOTES TO FINANCIAL STATEMENTS


(1) NATURE OF OPERATIONS AND ORGANIZATION

Volu-Sol, Inc. (the "Company"),formerly a wholly owned subsidiary of Biomune Systems, Inc. ("Biomune"), was incorporated on July 27, 1995 in the state of Utah. Biomune contributed certain assets and operations to the Company that had been previously acquired by Biomune in December 1991. Prior to its incorporation, the Company had been operated as a division of Biomune. During the periods presented in the accompanying financial statements, Volu-Sol was operated as a wholly owned subsidiary of Biomune. Certain expenses presented in the financial statements are the result of allocations of total expenses incurred by Biomune. These reported results may not be indicative of the financial condition and results of operations that would have existed if Volu-Sol had been operated as an unaffiliated company.

The Company engages in the manufacturing, marketing and distribution of medical diagnostic stains and the marketing and distribution of a related medical instrument.

The board of directors of Biomune approved the divestiture and distribution of the Company's common stock to the Biomune common stockholders of record as of March 5, 1997 (the "Distribution"). This approval was subject to the completion of certain definitive agreements. These agreements were finalized in September 1997 and the Company filed a Form 10-SB with the Securities and Exchange Commission on October 1, 1997, the effective date of the Distribution. The Form 10-SB became effective December 1, 1997. Biomune stockholders of record as of March 5, 1997 will receive one share of Volu-Sol, Inc. common stock for every ten shares of Biomune common stock owned at that date. These shares are expected to be delivered by the Company on or about December 31, 1997. As a result of the Distribution and a forward common stock split (see
Note 2), there were 2,111,216 shares of Volu-Sol, Inc. common stock outstanding effective October 1, 1997.

The Company has experienced net losses of $719,652 and $1,402,222 and negative cash flows from operating activities of $641,580 and $987,680 for the years ended September 30, 1997 and 1996, respectively. As of September 30, 1997, the Company has an accumulated deficit of $2,228,838. Historically, the Company has depended upon funding from Biomune to finance its operations. As a result of the Distribution, such funding is no longer available. The Company's continued existence is dependent upon its ability to increase revenues and profitability to a self-sustaining level and to obtain debt or equity funding to meet its short-term and long-term liquidity needs.

The Company introduced a new hematology staining instrument during the latter part of fiscal year 1997. This instrument (the "Definitive") contains a microchip (proprietary to a third party) that regulates precise stain amounts. The Company has experienced certain technical difficulties with respect to the Definitive. The resulting negative publicity has caused total Definitive sales to be significantly lower than initially expected (see Note 2). Further, license and distributorship may be converted to a nonexclusive license and distributorship (see Note 9).

The conditions discussed in the previous two paragraphs raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans with respect to this uncertainty include obtaining debt or equity funding to finance the Company's operations. The Company is in the process of completing a private placement of Series A 10% Convertible, Non-Voting Preferred Stock (the "Offering"). The Offering is intended to provide the Company with gross proceeds of up to $2,400,000. In connection with this offering, prior to September 30, 1997, the Company received subscriptions to purchase $1,275,000 of Series A preferred stock, for which cash of $350,000 had been collected prior to September 30, 1997 and for which $25,000 was received subsequent to September 30, 1997. Payment with respect to the remaining $900,000 of subscribed shares is due in installments (see Note 6).

The Company is subject to special risk factors.  These risk factors include:

(a) The Company did not achieve profitable operations while it was operated as a division of Biomune, nor has the Company achieved profitable operations since the date of its incorporation. The Company's present business strategy is to improve its profitability and cash flows by adding to its existing product line and expanding its sales and marketing efforts. There can be no assurance that the Company will be able to achieve profitable operations.

(b) The Company anticipates that it will continue to incur operating losses in the future until such time as it is able to successfully market the Definitive or other devices that it has yet to add to its product line. There can be no assurance that the Company will be able to achieve profitable operations with its existing product line or that the Company will be able to supplement its existing product line with additional products that will allow it to achieve profitable operations. The Company's ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing and distribution system. There can be no assurance that the Company will be able to develop and maintain adequate distribution resources.

(c) The Company will require substantial additional funding in order to acquire or license additional technologies and products to add to its existing product line, for operational expenses, and for establishing and maintaining manufacturing and marketing capabilities in the future. There can be no assurance that the Company's cash reserves and other liquid assets, including the proceeds of any future third-party financings will be adequate to satisfy its capital and operating requirements.

(d) The Company uses trademarks and tradenames for certain of its products. Nevertheless, the Company's core products, medical diagnostic stains and solutions and other biochemical products, as well as the Definitive, are not based on technology proprietary to the Company. The majority of the Company's present product line is based on technology that is in the public domain and therefore there are effectively no entry barriers to potential competitors of the Company. The Company has entered into a license agreement with the third-party entity that owns the intellectual property rights associated with the Definitive and manufactures the Definitive for the Company. There can be no assurance that this third party will be able to adequately protect its proprietary rights or to continue to manufacture the Definitive on terms favorable to the Company.

(e) The medical diagnostic supply and biochemical industries are characterized by intense competition. Many, if not most, of the Company's competitors and potential competitors are much larger and consequently have greater access to capital as well as mature and highly sophisticated distribution channels. Many of the Company's larger competitors are able to manufacture chemical products on a much larger scale and therefore presumably would be able to take advantage of economies of scale not presently enjoyed by the Company. There can be no assurance that competition from other companies will not render the Company's products noncompetitive.

(f) The Company historically has not been involved in significant research and development of new technologies. Consequently, the Company's success in adding to its existing product line will depend on its ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others. No assurance can be given that any licenses required from third parties will be made available on terms acceptable to the Company, or at all.

(g) The Company is highly dependent on certain of its scientific, technical and operations employees. The loss of services of any of these personnel could impede the achievement of the Company's objectives. There can be no assurance that the Company will be able to attract and retain qualified personnel on acceptable terms.

(h) The use of any of the Company's existing or potential products in laboratory or clinical settings may expose the Company to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in the Company's products. The Company has obtained limited product liability insurance coverage. There can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any of its present products or products added to its product line in the future. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

(i) Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services, including medical diagnostic procedures. There can be no assurance that adequate reimbursement will be available or sufficient to allow the Company to sell its products on a competitive basis.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of the Company's products, less reserves for returns, is recognized upon shipment to the customer.

Allocation of Parent Company General and Administrative Expenses

Expenses specifically identifiable to the Company and paid by Biomune have been presented as those of the Company. A portion of expenses which are not specifically identifiable, consisting primarily of professional services and payroll-related expenses, have been allocated to the Company based on estimates of personnel and third-party involvement related to the respective activities. These allocations totaled approximately $40,000 and $165,000 for the years ended September 30, 1997 and 1996, respectively.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out method) or market value and consist of the following as of September 30, 1997:

Instruments, biological stains
    and reagents                      $106,477
Raw materials, packaging and
    supplies                            46,411
                                      --------
                                      $152,888
                                      ========

Sales of the Definitive have been significantly lower than initially expected by the Company. Subsequent to September 30, 1997, the Company's worldwide exclusive license and distributorship was converted to a nonexclusive license and distributorship (see Notes 4 and 9). As a result of these factors, the Company has written down a portion of the carrying cost of its Definitive inventory to expected net realizable value.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of 5 to 7 years. Maintenance, repairs, minor renewals and betterments are expensed as incurred. Major renewals and betterments are capitalized. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are relieved from the accounts, and any resulting gains or losses are included in the determination of net loss.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Accounting Standards ("SFAS") NO. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".
SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the assets may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred which indicate possible impairment.

Intangible Asset

The Company's intangible asset consisted of the contribution of medical diagnostic technologies acquired by Biomune in its acquisition of the Company's predecessor's net assets in 1991. During fiscal year 1996, the Company determined that facts and circumstances warranted the write off of the remaining net book value of approximately $245,000. The determination that this asset was impaired was based on continuing operating losses and the framework set out in SFAS No. 121.

Advertising

The Company expenses the cost of advertising the first time the advertising takes place. For the years ended September 30, 1997 and 1996 advertising expenses totaled approximately $50,000 and $82,000, respectively.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides unsecured credit to its customers, which are located throughout the United States. In connection with providing unsecured credit, the Company performs ongoing credit evaluations of its customers and maintains allowances for estimated losses.

Fair Value of Financial Instruments

The book value of the Company's financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Net Loss Per Common Share and Common Stock Split

The Company computes net loss per common share based on the weighted average number of common shares outstanding during the year. In connection with the Distribution, 2,111,216 shares of the Company's $0.0001 par value common stock, constituting all of the issued and outstanding shares of the Company's Common Stock, were distributed (effective September 30, 1997) pro rata as a stock dividend to the holders of the Common Stock of Biomune as of March 5, 1997.
As a consequence of the Distribution, the Company ceased to be a subsidiary of Biomune. Effective August 14, 1997, the Company completed a forward common stock split of approximately 211 for 1 to permit the issuance of a sufficient number of shares to the stockholders of record of Biomune as of March 5, 1997. All per share information in the accompanying statements of operations has been based on the outstanding number of shares issued in connection with the Distribution. Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect, thereby reducing the net loss per common share.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This statement specifies requirements for the computation, presentation and disclosure of earnings per share ("EPS") for all periods ending after December 15, 1997. Early adoption is prohibited and upon adoption, all prior period EPS data must be restated. SFAS No. 128 simplifies the standards for computing EPS and replaces the presentations of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. The Company believes that SFAS No. 128 will not have a material impact on its financial statement presentation when adopted.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". Under current reporting requirements, extraordinary and non-recurring gains and losses are excluded from income from current operations. SFAS No. 130 requires an "all-inclusive" approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income, regardless of whether they are considered to be results of operations of the period. The statement is effective for fiscal years beginning after December 15, 1997.
The Company believes that SFAS No. 130 will not have a material impact on its financial statement presentation when adopted.

(3) INCOME TAXES

The Company has previously filed a consolidated tax return with its parent, Biomune. No tax sharing agreement exists between the Company and Biomune.
In connection with the Distribution, all net operating loss carryforwards and credit carryforwards as of September 30, 1997 remain with Biomune and will not be available to be utilized by the Company.

As of September 30, 1997, the Company has a net deferred tax asset of approximately $75,000 resulting from reserves and depreciation recorded for financial reporting purposes but not currently deductible for income tax reporting purposes. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax asset will not be realized. Accordingly, the Company has established a valuation allowance for the entire deferred income tax asset.

(4) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases facilities under a noncancellable operating lease that expires in November 2000. Lease expense for the years ended September 30, 1997 and 1996 was approximately $55,000 and $69,000, respectively. Future minimum lease commitments are as follows:

       Fiscal Year           Amount
       -----------         ----------

          1998              $ 55,400
          1999                55,400
          2000                55,400
          2001                 9,240
                            --------
                            $175,440
                            ========

Purchase Commitments

The Company is obligated under a manufacturing agreement with the supplier of the Definitive to purchase 600 automated slide stainers ("stainers") per calendar year. In the event the Company purchases fewer than 600 stainers, the manufacturer has the option to convert the Company's worldwide exclusive license and distributorship to a nonexclusive license and distributorship. As of September 30, 1997, the Company had purchased 228 stainers, of which 170 were still held in inventory at year-end. As of September 30, 1997, the Company has a remaining unfilled purchase order for 47 Definitives, which will bring total purchases for the year to 275.

Subsequent to September 30, 1997, the Company informed the supplier of the Definitive that it would not meet the annual purchase commitment. As a result, the Company's exclusive worldwide license and distributorship may be converted to a nonexclusive license and distributorship.

The Company has agreed to pay the supplier of the Definitive a royalty of three percent of the net sales price for all Definitive component parts sold by the Company, exclusive of stainer sales.

(5) NOTES PAYABLE TO BIOMUNE SYSTEMS, INC.

From March 5, 1997 through September 30, 1997, the Company obtained loans from Biomune totaling $390,500 that remain outstanding. These loans bear an annual interest rate of ten percent and are due on demand. The Company has accrued interest payable of $12,538 related to these loans through September 30, 1997. The related expense is included in "other expense" in the accompanying 1997 statement of operations. The Company anticipates repaying this debt from proceeds raised in the private placement of Series A preferred stock.

(6) PARENT COMPANY CAPITAL CONTRIBUTIONS AND STOCKHOLDERS' EQUITY

Parent Company Capital Contributions

From the date of Volu-Sol's acquisition in 1991 through March 5, 1997, Biomune made capital contributions, including expenses allocated or paid on behalf of Volu-Sol, to the Company in order to fund the Company's cash flow needs. Subsequent to March 5, 1997, all additional cash advances made by Biomune to the Company were in the form of demand loans and as of September 30, 1997 totaled $390,500 (see Note 5).

Authorized Shares

The Company is authorized to issue 50,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share. The Company's board of directors has the authority to amend the Company's Articles of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

Preferred Stock

On September 8, 1997, the Company amended its Articles of Incorporation to create a series of preferred stock, the Series A 10% Convertible Non-Voting Preferred Stock (the "Series A Preferred"). The Company is attempting to sell up to 12,000 shares of the Series A Preferred in a private placement for total gross proceeds of up to $2,400,000. As of year-end, subscriptions for $1,275,000 had been received by the Company for which cash of $350,000 had been collected by year-end (see Note 9). Payments with respect to subscriptions totaling $900,000 are due as follows: $300,000 upon the effective date of the Company's Form 10-SB, $300,000 within 45 days of the effective date of the Company's Form 10-SB and $300,000 within 90 days of the effective date of the Company's Form 10-SB. The Series A Preferred will be convertible into common stock commencing January 1, 1998. The "conversion price", which is the basis for such conversion, is the lesser of (i) 80 percent of the average closing bid price of the Company's common stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. Of this discount, estimated to be $95,400 based on the number of shares sold as of year-end, $4,000 has been recognized as a dividend in the accompanying financial statements. The remainder will be recognized as a dividend during the first quarter of fiscal year 1998.

Registration Rights Agreement

The Company has entered into an agreement with the Series A Preferred stockholders that allows these stockholders to request the registration of the shares of common stock into which the Series A Preferred is convertible.

Conversion of Biomune Preferred Stock

Upon conversion of the outstanding shares of Biomune's preferred stock, the Biomune preferred shareholders will receive one share of the Company's common stock for every ten shares of Biomune common stock received in the conversion.

The Company has reserved a total of 323,118 shares of common Stock for issuance in connection with the conversion of the Biomune Series A, B and C preferred stock outstanding at March 5, 1997.

(7) STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

The Company has adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan (the "1997 Plan"). The 1997 Plan was approved by action of Biomune, the original stockholder of the Company, in August 1997. Under the 1997 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards, and other incentives to employees, officers and directors of the Company. The 1997 Plan provides for the award of incentive stock options to key employees and directors of the Company and the award of nonqualified stock options and other awards to employees and certain non-employees who have important relationships with the Company. Five million shares are initially available for grant under the 1997 Plan. To date, no awards of any kind have been made under the 1997 Plan.

As permitted by SFAS No. 123, the Company will apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options granted to employees and directors under its 1997 Plan.

Add-on Volu-Sol Options

In connection with the Distribution of the Company's common stock, the Board of Directors of Biomune determined that each Biomune stock option ("Biomune Option") would be divided into two separately exercisable options: an option to purchase Biomune common stock and an option to purchase Volu-Sol common stock (the latter being the "Add-on Volu-Sol Option"). The Add-on Volu-Sol Options grant the holder the right to purchase the Company's common stock in an amount that would have been issued in the Distribution in respect of the shares of Biomune common stock subject to the applicable Biomune Option, if such Biomune Option had been exercised in full immediately prior to the Distribution, and containing substantially equivalent terms as the existing Biomune Option. The Add-on Volu-Sol Options carry an option exercise price per share equal to the price per share of the exercise price under the Biomune Option.

As a result of the foregoing, certain persons who remain Biomune employees or non-employee directors after the Distribution and certain persons who were Biomune employees prior to the Distribution but become Volu-Sol employees after the Distribution hold both Biomune Options and separate Add-on Volu-Sol Options.

The obligations with respect to the Biomune Options and Add-on Volu-Sol Options held by Biomune employees and non-employee directors following the Distribution will be obligations solely of Biomune. Volu-Sol has agreed to sell to Biomune from time to time shares of Volu-Sol common stock as necessary to satisfy Biomune's obligations under the Distribution Agreement. The sales price of such shares of Volu-Sol common stock will be a sum equal to the consideration received by Biomune in exercise of the related option.

In connection with the Distribution, there are in existence Add-on Volu-Sol Options (all exercisable) to purchase 732,101 shares of Volu-Sol common stock at exercise prices ranging from $1.16 to $5.00 with a weighted average exercise price of $1.76. The Company has reserved 732,101 shares of its common stock for issuance upon exercise of these options.

Volu-Sol Warrants

Biomune has granted rights to purchase Biomune common stock in the form of warrants (the "Biomune Warrants"). Under the agreements governing the grant and exercise of the Biomune Warrants, Biomune has agreed to issue to the holders of such rights, securities otherwise issuable with respect to the Biomune common shares underlying the Biomune Warrants if and to the extent the Biomune Warrants are exercised. Consequently, if the holders of the Biomune Warrants exercise their rights thereunder, Biomune must issue to those holders one share of Volu-Sol common stock for each share of Biomune common stock issued in connection with such exercise. Volu-Sol has agreed to sell to Biomune the shares of Volu-Sol common stock needed to meet this obligation of Biomune. The sales price of such shares of Volu-Sol common stock will be a sum equal to 10 percent of the consideration received by Biomune in exercise of the Biomune Warrants.

In connection with the Distribution, there are in existence warrants (all exercisable) to purchase 247,059 shares of Volu-Sol common stock at exercise prices ranging from $2.13 to $3.00 with a weighted average exercise price of $2.38. The Company has reserved 247,059 shares of its common stock for issuance upon exercise of these warrants.

The following table presents the aggregate Add-on Volu-Sol options and warrants existing as a result of the Distribution.


                                       Number of
                                        Options
                                          and          Weighted Avg.
                                       Warrants       Exercise Price
                                       ---------      --------------
Granted                                979,160           $1.97
Expired                                (82,500)           2.32
                                       ---------
Outstanding at September 30, 1997      896,660            1.93
                                       =========


                                          Weighted Average
      Range of           Outstanding at       Remaining       Weighted Average
  Exercise Prices     September 30, 1997  Contractual Life     Exercise Price
  ---------------     ------------------  ----------------    ----------------
  $1.25 to $5.00            600,468           2.1 years            $   2.27
       $1.16                296,192           3.1 years                1.16


(8) SIGNIFICANT CUSTOMER

During the year ended September 30, 1996 sales to Barrett Healthcare Corporation ("Barrett") accounted for approximately 12 percent of the Company's total revenues. No other single customer accounted for more than 10 percent of the Company's total revenues during fiscal year 1996. During the year ended September 30, 1996, the Company discontinued selling products to Barrett and wrote off outstanding accounts receivable balances of approximately $55,000. Almost 80 percent of Volu-Sol's sales are accomplished through medical supply distributors who carry a large range of products for medical laboratories.

During the year ended September 30, 1997, sales to Lab Supply, Infolab, Inc. and Hardy Diagnostic accounted for approximately 13.5 percent, 12.7 percent and
11.4 percent, respectively, of the Company's total revenues. No other single customer accounted for more than 10 percent of the Company's total revenues during fiscal year 1997.

(9) SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the Company informed the supplier of the Definitive that the Company would not meet its annual purchase commitment. As a result, the Company's exclusive worldwide license and distributorship may be converted to a nonexclusive license and distributorship.

Subsequent to September 30, 1997, the Company collected a $25,000 Series A preferred stock subscription receivable existing at year-end and received an additional $25,000 from the sale of 125 Series A preferred shares as part of the private placement described in Note 1.