Form 10QSB
period 1997-12-31
VOLU SOL INC
filed 1998-02-17
CIK 1045942

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.


Commission file number:    0-23153

                                 VOLU-SOL, INC.
                                 --------------
       (Exact name of small business issuer as specified in its charter)

            UTAH                                        87-0543981
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)




5095 WEST 2100 SOUTH
SALT LAKE CITY, UTAH                                      84120
(Address of principal executive offices)                (Zip Code)

                                (801) 974-9474)
               (Issuer's telephone number, including area code)


Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of January 31, 1998, the Registrant had outstanding 2,111,216 shares of Common Stock, par value $.0001.


          Transitional Small Business Disclosure Format (Check One):
                                Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 VOLU-SOL, INC.
                         INDEX TO FINANCIAL INFORMATION
                               DECEMBER 31, 1997


                                                                  Page No.
                                                                  --------

Condensed Balance Sheet as of December 31, 1997 (unaudited)........  3

Condensed Statements of Operations
for the Three Months Ended December 31, 1997 and 1996 (unaudited)..  4

Condensed Statements of Cash Flows for
the Three Months Ended December 31, 1997 and 1996 (unaudited)......  5

Notes To Condensed Financial Statements (unaudited)................  6

Management's Discussion and Analysis or Plan of Operation..........  8

                                 VOLU-SOL, INC.
                            CONDENSED BALANCE SHEET
                            -----------------------
                                  (UNAUDITED)

                                     ASSETS


                                                                    December 31,
                                                                       1997
Current assets:                                                     ------------

   Cash and cash equivalents                                       $   148,810
   Accounts receivable, net                                             57,152
   Inventories                                                         186,997
   Prepaid assets                                                          700
                                                                   -----------
     Total current assets                                              393,659
                                                                   -----------
Property and equipment, net                                            241,723
Other assets, net                                                       22,074
                                                                   -----------
     Total assets                                                  $   657,456
                                                                   ===========


                      LIABILITIES AND SHAREHOLDERS= EQUITY

Current liabilities:
   Accounts payable                                                $    38,042
   Preferred stock dividends payable                                    10,082
   Accrued interest payable                                             22,381
   Other accrued liabilities                                            39,680
   Note payable - Biomune Systems, Inc.                                390,500
                                                                   -----------
      Total current liabilities                                        500,685
                                                                   -----------
Shareholders' equity:
   Series A Convertible Preferred Stock, 2,033.25 shares
       outstanding and 4,500 shares subscribed (liquidation
       preference of $1,737,845)                                     1,372,554
   Common Stock, 2,111,216 shares outstanding                              211
   Additional paid-in capital                                        2,200,600
   Accumulated deficit                                              (2,516,594)
   Stock subscriptions receivable                                     (900,000)
                                                                   -----------
       Total shareholders' equity                                      156,771
                                                                   -----------
       Total liabilities and shareholders' equity                  $   657,456
                                                                   ===========




  The accompanying notes are an integral part of this condensed balance sheet.

                                 VOLU-SOL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (UNAUDITED)


                                                                         For the Three Months
                                                                          Ended December 31
                                                                       1997                 1996
                                                                    ----------           ----------
REVENUES                                                            $  121,401           $  110,762
                                                                    ----------           ----------
OPERATING EXPENSES:
     Cost of revenues                                                  100,914               94,255
     Selling, general and administrative                               191,217              161,677
                                                                    ----------           ----------
         Total operating expenses                                      292,131              255,932
                                                                    ----------           ----------
LOSS FROM OPERATIONS                                                  (170,730)            (145,170)

OTHER INCOME (EXPENSE):
     Interest income                                                       899                    -
     Interest expense (Biomune Systems, Inc.)                           (9,843)                   -
                                                                    ----------           ----------

NET LOSS                                                              (179,674)            (145,170)

Preferred Stock dividends                                              (10,082)                   -
Preferred Stock accretion of beneficial conversion feature             (98,000)                   -
                                                                    ----------           ----------
NET LOSS APPLICABLE TO COMMON SHARES                                  (287,756)            (145,170)
                                                                    ==========           ==========
NET LOSS PER COMMON SHARE (BASIC AND
     DILUTED -- See Note 5                                          $    (0.14)          $    (0.07)
                                                                    ==========           ==========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                     2,111,216            2,111,216
                                                                    ==========           ==========


   The accompanying notes are an integral part of these condensed financial statements

                                 VOLU-SOL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                  (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                    For the Three Months
                                                                      Ended December 31
                                                             -----------------------------------
                                                                     1997              1996
                                                              -----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(179,674)        $(145,170)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                    19,646            17,120
      Changes in assets and liabilities:
      Accounts receivable, net                                          7,059               648
      Inventories                                                     (34,108)              264
      Other assets                                                       (700)                -
      Accounts payable                                                 (8,924)           25,869
      Accrued liabilities                                             (42,180)              619
                                                                    ---------         ---------
Net cash used in operating activities                                (238,881)         (100,650)
                                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                      -            (1,599)
                                                                    ---------         ---------
Net cash used in investing activities                                       -            (1,599)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in former Parent's investment                                -           105,000
    Proceeds from issuance of Series A Preferred and
       collection of Series A Preferred subscriptions
       receivable                                                      50,000                 -
                                                                    ---------         ---------
Net cash provided by financing activities                              50,000           105,000
                                                                    ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       (188,881)            2,751

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   THE PERIOD                                                         337,691            12,167
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF THE
   PERIOD                                                           $ 148,810         $  14,918
                                                                    =========         =========



During the three months ended December 31, 1997, the Company accrued Series A Preferred dividends of $10,082 and $98,000 related to the beneficial conversion feature of the Series A Preferred to Common Stock.

   The accompanying notes are an integral part of these condensed statements.

                                 VOLU-SOL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements of Volu-Sol, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and in accordance with Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1997.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

(2)  RELATED-PARTY TRANSACTIONS

From March 5, 1997 through September 30, 1997, the Company obtained loans from Biomune Systems, Inc. (the Company's former parent) totaling $390,500 which remain outstanding. These loans bear interest at an annual rate of ten percent and are due on demand. Accrued but unpaid interest on these loans totaled $22,381 and are included in "accrued interest" in the accompanying balance sheet as of December 31, 1997. The Company anticipates repaying this debt from the proceeds raised in a private placement of the Company's Series A Preferred (see
Note 6).

(3)  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following:

                                         December 31,
                                            1997
                                         ------------

Raw materials, packaging and supplies      $ 56,789
Instruments, biological stains and
 reagents                                   130,208
                                           --------
                                           $186,997
                                           ========
(4)  SERIES A PREFERRED STOCK

On September 8, 1997, the Company amended its articles of incorporation to create a series of preferred stock, the Series A 10% Convertible Non-Voting Preferred Stock (the "Series A Preferred"). The Company is attempting to sell up to 12,000 shares of the Series A Preferred in a private placement for total gross proceeds of up to $2,400,000. As of September 30, 1997, subscriptions for $1,275,000 had been received by the Company for which cash of $350,000 had been collected. During the quarter ended December 31, 1997, the Company sold 125 shares of Series A Preferred for $25,000. In addition, during the quarter ended December 31, 1997, the Company collected an existing $25,000 Series A Preferred subscription receivable. The Series A

Preferred is convertible into common stock beginning January 1, 1998. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80 percent of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. This beneficial conversion feature has been recognized as an increase to net loss applicable to common shares in the amounts of $4,000 for the quarter ended September 30, 1997 and $98,000 for the quarter ended December 31, 1997.

(5)  NET LOSS PER COMMON SHARE

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue Common Stock including convertible Preferred Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. Because the Company has incurred a loss for the periods presented, no exercises or conversions have been considered as they would be anti-dilutive, thereby decreasing the net loss applicable to common shares.

At December 31, 1997, there were outstanding options to purchase 896,660 shares of Common Stock and there were 2,033.25 shares of Series A Preferred convertible into a minimum of 325,320 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive.

(6)  SUBSEQUENT EVENTS

The investor that subscribed to 6,000 shares of the Company's Series A Preferred at $200 per share has paid $300,000 of that $1,200,000 subscription. The investor has notified the Company that it will pay the $900,000 balance of its subscription at such time as the Company becomes listed on a stock exchange.
The Company has started the process of listing on the OTC Electronic Bulletin Board and expects that process to be completed in April 1998.

Subsequent to the quarter ended December 31, 1997, the Company restructured its organization to reduce expenses and to develop a new marketing strategy. This resulted in the release from employment of the former Director of Operations/Compliance Officer as well as all sales and marketing personnel. See "Management's Discussion and Analysis or Plan of Operation."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Until October 1, 1997, the Company was a division and then a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). On October 1, 1997, Biomune divested itself of the Company and since that date the Company has operated as a separate entity. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

     During the quarter ended December 31, 1997, the Company generated revenues totaling $121,401 compared to $110,762 for same period in 1996. This increase in revenues is attributable to the sale of the Definitive staining device, which accounted for additional revenues of approximately $11,076 during the quarter, offset in part by a decrease in revenues from the sale of stains and reagents. The Company is continuing to experience flat sales of both the Definitive instrument and stains and reagents.

     Cost of goods sold for the quarter ended December 31, 1997 totaled $100,914 compared to $94,255 for the quarter ended December 31, 1996. The overall gross margin for the 1997 quarter was 17 percent of revenues compared to 15 percent of revenues for the comparable quarter in 1996. The increase in the gross margin is attributable to the sale of the Definitive instruments. The gross margin for the quarter excluding the impact of the Definitive, was approximately 16 percent. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by the customers.

     Selling, general and administrative expenses totaled $191,217 for the quarter ended December 31, 1997, compared to $161,677 for the same quarter in 1996, an overall increase of $29,540. This increase is due to: (1) expenses associated with the registration of the Company's Common Stock under federal securities laws and the distribution of its shares in connection with divestiture of the Company by Biomune and (2) salary expenses in connection with the hiring of a full time president.

     Interest expense has increased from $0 for the quarter ended December 31, 1996 to $9,843 for the quarter ended December 31, 1997. The increase in interest expense is due to borrowings from Biomune, the Company's former parent.

     The Company incurred a net loss applicable to common shares of $287,756 for the quarter ended December 31, 1997 compared to a net loss applicable to common shares of $145,170 for the quarter ended

December 31, 1996. This increase in net loss is primarily due to increased selling, general and administrative expenses, and dividends and accretion of the beneficial conversion feature related to the Series A Preferred.

     It is anticipated that the net loss applicable to common shareholders will increase in the future due to additional dividends and the impact of accounting for the beneficial conversion feature associated with the consummation of additional sales of Series A Preferred. As of December 31, 1997, the Company had remaining subscriptions receivable totaling $900,000. If only those subscriptions are collected and no further sales of Series A Preferred are made, the net loss applicable to common shares would increase by approximately $225,000 for the one-time charge related to the beneficial conversion feature and by approximately $130,660 per year for recurring dividends at 10 percent. Sales of Series A Preferred could be as high as $2,400,000, in which case the dividends and the impact of the beneficial conversion feature would increase accordingly. For the quarter ended December 31, 1997, the Company recorded an expense for the beneficial conversion feature of the Series A Preferred of $98,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through September 30, 1997, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,800,000. Of this amount, $390,500 represents loans which bear interest at the rate of 10 percent per year and which are payable on demand. Since the divestiture of the Company by Biomune, the Company has not received additional amounts from Biomune in the form of loans or equity contributions. The Company intends to sell up to 12,000 shares of its Series A Preferred in a private offering ("Offering"), for total proceeds of up to $2,400,000. The Series A Preferred is convertible into Common Stock of the Company. The "conversion price" which is the basis for such conversion is the lesser of (i) 80 percent of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. As of February 10, 1998, the Company had received subscriptions for $1,300,000 of Series A Preferred, for which cash of $400,000 had been received. The remaining $900,000 subscription receivable will be collected when the Company becomes listed on the OTC Electronic Bulletin Board. There can be no assurance that the Company's stock will become traded on the OTC Electronic Bulletin Board or that if it does become listed that a market will develop for such stock.

     As of December 31, 1997, the Company had cash and cash equivalents of $148,810 and a negative working capital of $107,026 compared to cash and cash equivalents of $337,691 and positive working capital of $38,083 as of September 30, 1997.

     During the quarter ended December 31, 1997, the Company's operating activities used cash of $238,881, much of which was provided in previous periods by the Offering. During the quarter ended December 31, 1996, the Company's operating activities used cash in the amount of $100,650, which was provided primarily by capital contributions from Biomune.

     The Company is obligated under a manufacturing agreement with the supplier of the Definitive to purchase 600 automated slide stainers ("stainers") per calendar year. In the event the Company purchases fewer than 600 stainers, the manufacturer has the option to convert the Company's exclusive worldwide license and distributorship to a non-exclusive license and distributorship. As of December 31, 1997, the Company had purchased 275 stainers, of which 186 were in inventory. During the quarter, the Company informed the manufacturer of the Definitive that the Company would not meet the annual purchase commitment in 1997. The

Company's exclusive worldwide license and distributorship may be converted to a non-exclusive license and distributorship, which would have a negative impact on the future number of units to be sold by the Company.

     The Company has no credit facility with any commercial lending institution. In the past, the Company has borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future.

     The Company is attempting to sell Series A Preferred to raise funds to finance operations, market the Definitive and acquire or develop in-house distribution capacity and new products and devices. Additional financing will
most likely be required in the future.   Although the Company believes that the
proceeds from the Offering of its Series A Preferred, together with revenues from operations, will be sufficient to meet the needs of the Company for the next twelve months, there is no assurance that this will be the case. The Company has suffered recurring losses from operations in the past. Recently, the Company has experienced certain technical difficulties with the operation of the Definitive. Although these technical difficulties appear to have been resolved, sales of the Definitive have not been as high as originally expected. In addition, the Company has not met its minimum purchase requirements under the exclusive license agreement, as described above. These matters raise substantial doubt about the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Effective for the period ended December 31, 1997, SFAS No. 128 requires the Company to report both "basic" and "diluted" earnings per share. "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of dilutive common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. The implementation of SFAS No. 128 had no impact on the Company's net loss per share for the periods presented.

Forward-looking Statements and Certain Risk Factors
---------------------------------------------------

     Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis or Plan of Operation involve a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. The risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis or Plan of Operation" (Item 6) of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 may also affect actual operating results.

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

     Recent Sales of Unregistered Securities.  During the quarter ended December
     ---------------------------------------
31, 1997, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 125 shares of Series A Preferred Stock to one accredited investor for gross proceeds to the Company of $25,000. The Company issued such shares without registration under the Act in reliance on Section 3(b) and 4(2) of the Act. The shares of Series A Preferred Stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. These shares are convertible to shares of Common Stock of the Company under certain circumstances. No conversions have been made to date.

ITEM 5.   OTHER INFORMATION

     Effective January 15, 1998, Michael G. Acton and Jack W. Job resigned as directors of the Company and Mr. Acton resigned as an executive officer of the Company. The Board of Directors of the Company, acting pursuant to the Company's Bylaws, appointed successors to fill the vacancies on the Board of Directors created by these resignations. The new directors of the Company are as follows:

     Wilford W. Kirton, III. Mr. Kirton, 37, became a Director and the Chief Executive Officer of the Company in January 1998. Mr. Kirton holds a bachelors degree in Political Science from the University of Utah. Prior to joining the Company, Mr. Kirton was the proprietor and President of Travel Systems Network, a travel agency and tour operator from 1987 to February 1994. From February 1994 to June 1996, Mr. Kirton was Vice President of Old Republic Title, a real estate title company. From July 1996 to March 1997, Mr. Kirton was a sales representative for Schwans Foods, a food distributor in Utah. Mr. Kirton was an officer of Optim Nutrition, a subsidiary of Biomune (former parent of the Company), from March 1997 until joining the Company in January 1998. Mr. Kirton is the brother-in-law of David G. Derrick, President and CEO of Biomune and a significant beneficial owner of the Company.

     D. Lynn Bigelow. Mr. Bigelow, 42, also became a Director and the Secretary of the Company in January 1998. In February 1998, Mr. Bigelow became the Chief Operating Officer of the Company. He is the principal owner and Chief Executive Officer of Bigelow Enterprises, Inc., a design, manufacturing and construction firm doing business in Salt Lake City, Utah and founded in October 1990. Mr. Bigelow founded and operated Wasatch Ventilation, a company supplying services and contracts to the restaurant industry, including national and local chains such as McDonald's, Golden Corral, and Western Sizzlin. He sold that company in July 1988.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits Required by Item 601 of Regulation S-B

Exhibit No.    Description
-----------    -----------

27             Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VOLU-SOL, INC.



Date:  February 13, 1998            By: /s/ W. W. Kirton, III
                                    -----------------------------------------
                                    Wilford W. Kirton, III,
                                    Chief Executive Officer



Date:  February 13, 1998            By: /s/ Michael G. Acton
                                    -----------------------------------------
                                    Michael G. Acton,
                                    Acting Principal Accounting Officer