Form 10QSB
period 1998-03-31
VOLU SOL INC
filed 1998-05-15
CIK 1045942

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


5095 WEST 2100 SOUTH
SALT LAKE CITY, UTAH                                          84120
(Address of principal executive offices)                   (Zip Code)


                                 (801) 974-9474
                (Issuer's telephone number, including area code)

Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of April 30, 1998, the registrant had issued and outstanding 2,111,216 shares of Common Stock, par value $.0001.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

1.   Financial Statements

     Unaudited Condensed Consolidated Balance Sheet
     as of March 31, 1998................................................. 3

     Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended March 31, 1998 and 1997... 4

     Unaudited Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended March 31, 1998 and 1997......................... 5

     Notes to Unaudited Condensed Consolidated Financial Statements....... 6

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................ 7

PART 2.  OTHER INFORMATION................................................11


                                VOLU-SOL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                    ASSETS

                                                                           March 31,
                                                                              1998
                                                                        -----------------
Current assets:
     Cash and cash equivalents                                                 $ 249,530
     Accounts receivable, net                                                     60,322
     Inventories                                                                 177,752
     Prepaid assets                                                                  700
                                                                        -----------------
         Total current assets                                                    488,304

Property and equipment, net                                                      224,451
Other assets, net                                                                 34,964
                                                                        -----------------
         Total assets                                                          $ 747,719
                                                                        =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable - Biomune Systems, Inc.                                      $ 390,500
     Accounts payable                                                             80,867
     Preferred stock dividends payable                                            20,330
     Accrued interest payable                                                     32,144
     Other accrued liabilities                                                    26,902
                                                                        -----------------

         Total current liabilities                                               550,743
                                                                        -----------------

Shareholders' equity:
     Series A Convertible Preferred Stock; 3,658.25 shares
         outstanding and 4,500 shares subscribed
         (aggregate liquidation preference of $1,000,000)                      1,661,304
     Common Stock, 2,111,216 shares outstanding                                      211
     Additional paid-in capital                                                2,200,600
     Accumulated deficit                                                      (2,765,139)
     Stock subscriptions receivable                                             (900,000)
                                                                        -----------------
         Total shareholders' equity                                              196,976
                                                                        -----------------

         Total liabilities and shareholders' equity                            $ 747,719
                                                                        =================




        The accompanying notes are an integral part of this condensed consolidated balance sheet.

                                VOLU-SOL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             For the Three Months                     For the Six Months
                                                               Ended March 31,                         Ended March 31,
                                                           1998               1997                 1998               1997
                                                       --------------     --------------       --------------     --------------
REVENUES                                                   $ 115,887          $ 124,675            $ 237,288          $ 235,437
                                                       --------------     --------------       --------------     --------------
OPERATING EXPENSES:
     Cost of revenues                                         74,687             93,952              175,601            173,523
     Selling, general and administrative                     202,630            180,531              393,847            356,892
                                                       --------------     --------------       --------------     --------------
         Total operating expenses                            277,317            274,483              569,448            530,415
                                                       --------------     --------------       --------------     --------------
LOSS FROM OPERATIONS                                        (161,430)          (149,808)            (332,160)          (294,978)

OTHER INCOME (EXPENSE):
     Interest income                                           1,647                  -                2,545                  -
     Interest expense (Biomune Systems, Inc.)                 (9,763)                 -              (19,606)                 -
                                                       --------------     --------------       --------------     --------------
NET LOSS                                                    (169,546)          (149,808)            (349,221)          (294,978)

Preferred Stock dividends                                    (10,248)                 -              (20,330)                 -
Preferred Stock accretion of beneficial
     conversion feature                                      (68,750)                 -             (166,750)                 -
                                                       --------------     --------------       --------------     --------------
NET LOSS APPLICABLE TO COMMON SHARES                      $ (248,544)        $ (149,808)          $ (536,301)        $ (294,978)
                                                       ==============     ==============       ==============     ==============

NET LOSS PER COMMON SHARE (BASIC AND
     DILUTED) (Note 5)                                       $ (0.12)           $ (0.07)             $ (0.25)           $ (0.14)
                                                       ==============     ==============       ==============     ==============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                           2,111,216          2,111,216            2,111,216          2,111,216




        The accompanying notes are an integral part of these condensed consolidated statements.

                                VOLU-SOL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

               Increase (Decrease) in Cash and Cash Equivalents

                                                                                      For the Six Months
                                                                                       Ended March 31,
                                                                              1998                          1997
                                                                        -----------------             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (349,221)                   $ (294,978)
Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                                            39,514                        34,241
         Changes in assets and liabilities:
           Accounts receivable, net                                                3,889                       (24,086)
           Inventories                                                           (24,864)                      (22,644)
           Other assets                                                          (13,590)                          (24)
           Accounts payable                                                       33,901                        49,824
           Accrued liabilities                                                   (45,194)                       (9,446)
                                                                        -----------------             -----------------
               Net cash used in operating activities                            (355,565)                     (267,113)
                                                                        -----------------             -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (2,596)                       (1,599)
                                                                        -----------------             -----------------
               Net cash used in investing activities                              (2,596)                       (1,599)
                                                                        -----------------             -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in former Parent's investment                                          -                       219,999
     Loan from Biomune                                                                 -                        38,500
     Proceeds from issuance of Series A Preferred,
         net of offering costs                                                   270,000
                                                                        -----------------             -----------------
               Net cash provided by financing activities                         270,000                       258,499
                                                                        -----------------             -----------------
NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                                 (88,161)                      (10,213)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF THE PERIOD                                                               337,691                        12,167
                                                                        -----------------             -----------------
CASH AND CASH EQUIVALENTS AT END OF THE
     PERIOD                                                                    $ 249,530                       $ 1,954
                                                                        =================             =================

During the six months ended March 31, 1998, the Company accrued $20,330 of Series A Preferred stock dividends and $166,750 related to the beneficial conversion feature of the Series A Preferred Stock.

During the six months ended March 31, 1998, the Company issued 250 shares of Series A Preferred Stock valued at $50,000 as commissions related to the sales of Preferred Stock.

        The accompanying notes are an integral part of these condensed consolidated statements.

                                 VOLU-SOL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Volu-Sol, Inc. (the "Company") and Volu-Sol Reagents Corporation, its wholly owned subsidiary, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and in accordance with Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1997.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

(2)  RELATED-PARTY TRANSACTIONS

From March 5, 1997 through September 30, 1997, the Company obtained loans from Biomune Systems, Inc. (the Company's former parent) totaling $390,500. These loans bear interest at an annual rate of ten percent and are due on demand. Accrued but unpaid interest on these loans totaled $32,144 and is included in "accrued interest payable" in the accompanying balance sheet as of March 31, 1998. The Company anticipates repaying this debt from the proceeds raised in a private placement of the Company's Series A Preferred (see Notes 4 and 6).

(3)  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of March 31, 1998:

Raw materials, packaging and supplies           $ 59,419

Instruments, biological stains and reagents      118,333
                                                --------
                                                $177,752
                                                ========

(4)  SERIES A PREFERRED STOCK

As of March 31, 1998, the Company has $900,000 of subscriptions receivable from the sale of 4,500 shares of Series A Preferred Stock. During the six months ended March 31, 1998, the Company sold 1,500 shares of Series A Preferred for $300,000. The Series A Preferred is convertible into Common Stock beginning January 1, 1998. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80 percent of the average closing bid price of the Company's Common

Stock for the three trading days immediately preceding the date of conversion or
(ii) $1.25 per share. This beneficial conversion feature has been recognized as an increase to net loss applicable to common shares of $166,750 for the six months ended March 31, 1998. The investor that subscribed to 6,000 shares of the Company's Series A Preferred at $200 per share has paid $300,000 of that $1,200,000 subscription. The investor has notified the Company that it will pay the $900,000 balance of its subscription at such time as the Company becomes listed on a stock exchange.

During the six months ended March 31, 1998, the Company paid commissions of $55,000 to MK Financial, Inc., an entity beneficially owned by David G. Derrick, a shareholder of the Company, and issued a total of 250 shares of Preferred Stock as commission to two individuals, related to the sale of Series A Preferred Stock.

(5)  NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue Common Stock including convertible Preferred Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. Because the Company has incurred a loss for the periods presented, no exercises or conversions have been considered as they would be anti-dilutive, thereby decreasing the net loss applicable to common shares.

At March 31, 1998, there were outstanding options to purchase 896,660 shares of Common Stock and there were 3,658.25 shares of Series A Preferred convertible into a minimum of 585,320 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive.

(6)  SUBSEQUENT EVENTS

The Company has started the process of listing on the OTC Electronic Bulletin Board and expects that process to be completed in August 1998. The process has been delayed due to the Nasdaq Stock Markets' posting of an ex-dividend date for the distribution of the Company's Common Stock in connection with the divestiture of the Company by Biomune. Biomune had previously set the record and dividend date for the divestiture to be March 5, 1997. However, Nasdaq has advised some brokers that the record date was February 17, 1998, the approximate date Volu-Sol shares were mailed to Biomune shareholders. This has resulted in some confusion concerning who is entitled to receive shares of the Company's Common Stock. Biomune has informed the Company that it has no intention of changing the date on which the persons entitled to receive shares were identified or to issue Volu-Sol shares to persons who acquired Biomune Common Stock following March 5, 1997, although there can be no assurance that Nasdaq will in fact rescind the later ex-dividend date.

As of April 30, 1998, the Company repaid $150,000 of its note payable to Biomune Systems, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Until October 1, 1997, the Company was a division and then a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). On October 1, 1997, Biomune divested itself of the Company by distributing Volu-Sol Common Stock to holders of Biomune Common Stock as of March 5, 1997. Since October 1, 1997, the Company has operated as a separate entity. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply that any condition or circumstance discussed herein will necessarily continue in the future.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     During the quarter ended March 31, 1998, the Company generated revenues totaling $115,887 compared to $124,675 for same period in 1997. This decrease in revenues is attributable to declining sales of the Definitive staining device in 1998.

     Cost of revenues for the quarter ended March 31, 1998 totaled $74,687 compared to $93,952 for the quarter ended March 31, 1997. The overall gross margin for the 1998 second quarter was 36 percent of revenues compared to 25 percent of revenues for the comparable quarter in 1997. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as price increases that were implemented in March 1998. Also, the increased gross margin is in part the result of an overall effort to create a leaner production team.

     Selling, general and administrative expenses totaled $202,630 for the quarter ended March 31, 1998, compared to $180,531 for the same quarter in 1997, an overall increase of $22,099. This increase is due to expenses (including professional fees) associated with the registration of the Company's Common Stock under federal securities laws and the distribution of its shares in connection with divestiture of the Company by Biomune and to increased employee expenditures. However, as a result of changes made toward the end of the quarter ended March 31, 1998, management anticipates that selling, general and administrative expenses will be reduced in the quarter ending June 30, 1998.

     Interest expense increased from $0 for the quarter ended March 31, 1997 to $9,763 for the quarter ended March 31, 1998. The increase in interest expense is due to borrowings from Biomune, the Company's former parent.

     The Company incurred a net loss applicable to common shares of $248,544 for the quarter ended March 31, 1998 compared to a net loss applicable to common shares of $149,808 for the quarter ended March 31, 1997. This increase in net loss is primarily due to accrued dividends on Preferred Stock and accretion of the beneficial conversion feature related to the Series A Preferred, as well as an increase in selling, general, and administrative expenses.

     It is anticipated that the net loss applicable to common shareholders will increase in the future due to dividend requirements and accretion of the beneficial conversion feature associated with the consummation of additional sales of Series A Preferred. As of March 31, 1998, the Company had remaining subscriptions receivable totaling $900,000. If only those subscriptions are collected and no further sales of Series A Preferred are made, the net loss applicable to common shares would increase by approximately $225,000 for the one-time charge related to the beneficial conversion feature and by approximately $90,000 per year for recurring dividends at 10 percent. Sales of Series A Preferred could be as high as $2,400,000, in which case the dividends and the impact of the beneficial conversion feature would increase accordingly. For the quarter ended March 31, 1998, the Company recorded expense for the impact of the beneficial conversion feature of the Series A Preferred of $68,750.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

     During the six months ended March 31, 1998, the Company generated revenues totaling $237,288 compared to $235,437 for the six months ended March 31, 1997. This small increase in revenues is mainly attributable to the increased sales in Volu-Sol stains.

     Cost of revenues for the six months ended March 31, 1998 totaled $175,601 compared to $173,523 for the six months ended March 31, 1997. The overall gross margin for the six months ended March 31, 1998 and 1997 was 26 percent of revenues.

     Selling, general and administrative expenses totaled $393,847 for the six months ended March 31, 1998, compared to $356,892 for the six months ended March 31, 1997, an overall increase of $36,955. This increase is due to expenses associated with the registration of the Company's Common Stock under federal securities laws and the distribution of its shares in connection with divestiture of the Company by Biomune and to increased employee expenditures. However, as a result of changes made toward the end of the quarter ended March 31, 1998 management believes that selling, general and administrative expenses will be lower in the quarter ending June 30, 1998.

     Interest expense increased from $0 for the six months ended March 31, 1997 to $19,606 for the six months ended March 31, 1998. The increase in interest expense is due to borrowings from Biomune, the Company's former parent.

     The Company incurred a net loss applicable to common shares of $536,301 for the six months ended March 31, 1998 compared to a net loss applicable to common shares of $294,978 for the six months ended March 31, 1997. This increase in net loss is primarily due to dividends and accretion of the beneficial conversion feature related to the Series A Preferred as well as an increase in selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through September 30, 1997, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,800,000. Of this amount, $390,500 represents loans which bear interest at the rate of 10 percent per year and which are payable on demand. Since the divestiture of the Company by Biomune, the Company has not received additional amounts from Biomune in the form of loans or equity contributions. The Company intends to sell up to 12,000 shares of its Series A Preferred in a private offering ("Offering"), for total proceeds of up to $2,400,000. There can be no assurance that the Company will be successful in its efforts to sell any part of the shares. The Series A Preferred is convertible into Common Stock of the Company. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80 percent of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. As of April 30, 1998, the Company had received subscriptions for $1,575,000 of Series A Preferred, for which cash of $675,000 had been received. The remaining $900,000 subscription receivable is expected to be collected when the Company becomes listed on the OTC Electronic Bulletin Board. There can be no assurance that the Company's stock will become traded on the OTC Electronic Bulletin Board or that if it does become listed that a market will develop for such stock.

     As of March 31, 1998, the Company had cash and cash equivalents of $249,530 and a negative working capital of $62,439 compared to cash and cash equivalents of $337,691 and a positive working capital of $38,083 as of September 30, 1997.

     During the six months ended March 31, 1998, the Company's operating activities used cash of $355,565, much of which was provided in previous periods by the sale of Preferred Stock. During the six months ended March 31, 1997, the Company's operating activities used cash in the amount of $267,113, which was provided primarily by capital contributions from Biomune.

     The Company has no credit facility with any commercial lending institution. In the past, the Company has borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future.

     The unaudited condensed consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's product line is limited and it has been necessary to rely upon borrowings and financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

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

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     Unregistered sales of equity securities during quarter (other than in reliance on Regulation S). During the quarter ended March 31, 1998, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 1,625 shares of Series A Preferred Stock to certain accredited investors for gross proceeds to the Company of $325,000. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act. The shares of Series A Preferred Stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. These shares are convertible to shares of Common Stock of the Company under certain circumstances. No conversions have been made to date.

ITEM 5.   OTHER INFORMATION

     Effective March 5, 1998, Volu-Sol Inc., created a wholly owned subsidiary, Volu-Sol Reagents Corporation to continue the business of manufacturing and distributing reagents and stains. The Company assigned the assets used in the reagents business to Volu-Sol Reagents Corporation, which is now primarily responsible for the production and selling of the medical reagent stains as well as the Definitive. D. Lynn Bigelow, a director of the Company, is the Chief Operating Officer of Volu-Sol Reagents Corporation.

     On March 9, 1998, Volu-Sol Reagents Corporation implemented price increases on all of its stain products. The Company also has adopted the policy of requiring customers to pay freight and shipping. Since the change, revenues have increased. Customers have remained loyal to Volu-Sol products and continue to purchase and use the stains, although there can be no assurance that market share can or will be retained.

     Effective February 28, 1998, James Derrick resigned as President of the Company and subsequently as a member of the Board of Directors to pursue other interests.

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

                                    VOLU-SOL, INC.

Date: May 15, 1998                  By: /s/ W. W. Kirton, III
                                    -----------------------------
                                    Wilford W. Kirton, III,
                                    Chief Executive Officer