Form 10QSB
period 1997-06-30
VOLU SOL INC
filed 1998-08-14
CIK 1045942

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.



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



Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]


As of July 31, 1998, the registrant had issued and outstanding 2,111,216 shares of Common Stock, par value $.0001.



          Transitional Small Business Disclosure Format (Check One):

                                Yes [X] No [_]

                               TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

1.       Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June 30, 1998......................   3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months and Nine Months Ended June 30, 1998 and  1997......................   4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended June 30, 1998 and 1997........................................   5

         Notes to Unaudited Condensed Consolidated Financial Statements..........................   6

2.       Management's Discussion and Analysis or Plan of Operation...............................   8

PART 2.  OTHER INFORMATION.......................................................................  11

                         VOLU-SOL, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                    ASSETS

                                                                 As of June 30,
                                                                       1998
                                                                 --------------
Current assets:
   Cash                                                          $       30,097
   Accounts receivable, net                                              70,689
   Inventories                                                          167,701
                                                                 --------------
         Total current assets                                           268,487

Property and equipment, net                                             205,975
Other assets, net                                                        34,214
                                                                 --------------
         Total assets                                            $      508,676
                                                                 ==============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable - Biomune Systems, Inc.                        $      272,644
     Accounts payable                                                    70,771
     Preferred stock dividends payable                                   38,620
     Accrued interest payable                                             7,759
     Other accrued liabilities                                           91,221
                                                                 --------------
         Total current liabilities                                      481,015
                                                                 --------------

Shareholders' equity:
     Series A Convertible Preferred Stock, 3,658.25 shares
         outstanding and 4,500 shares subscribed                      1,661,304
     Common Stock, 2,111,216 shares outstanding                             211
     Additional paid-in capital                                       2,200,600
     Accumulated deficit                                             (2,934,454)
     Stock subscriptions receivable                                    (900,000)
                                                                 --------------
         Total shareholders' equity                                      27,661
                                                                 --------------

         Total liabilities and shareholders' equity              $      508,676
                                                                 ==============



 The accompanying notes are an integral part of this condensed consolidated balance sheet.

                         VOLU-SOL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  For the Three Months                    For the Nine Months
                                                                     Ended June 30                           Ended June 30
                                                            ---------------------------------      ---------------------------------
                                                                 1998               1997                 1998               1997
                                                            --------------     --------------       --------------    --------------
REVENUES                                                         $ 143,809          $ 133,294            $ 381,097        $ 368,731
                                                            --------------     --------------       --------------    --------------
OPERATING EXPENSES:
     Cost of revenues                                              104,503            126,256              322,844          356,830
     Selling, general and administrative                           184,042            187,723              535,149          487,564
                                                            --------------     --------------       --------------    --------------
         Total operating expenses                                  288,545            313,979              857,993          844,394
                                                            --------------     --------------       --------------    --------------

LOSS FROM OPERATIONS                                              (144,736)          (180,685)            (476,896)        (475,663)

OTHER INCOME (EXPENSE):
     Interest income                                                 1,536                  -                4,081                -
     Interest expense (Biomune Systems, Inc.)                       (7,826)                 -              (27,432)               -
                                                            --------------     --------------       --------------    --------------

NET LOSS                                                          (151,026)          (180,685)            (500,247)        (475,663)

Preferred Stock dividends                                          (18,290)                 -              (38,620)               -
Preferred Stock accretion of beneficial
     conversion feature                                                  -                  -             (166,750)               -
                                                            --------------     --------------       --------------    --------------

NET LOSS APPLICABLE TO COMMON SHARES                            $ (169,316)        $ (180,685)          $ (705,617)      $ (475,663)
                                                            ==============     ==============       ==============    ==============

NET LOSS PER COMMON SHARE (BASIC AND
     DILUTED -- See Note 5)                                     $    (0.08)        $    (0.09)          $    (0.33)      $    (0.23)
                                                            ==============     ==============       ==============    ==============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (See Note 6)                                    2,111,216          2,111,216            2,111,216        2,111,216

                         VOLU-SOL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                          Increase (Decrease) in Cash


                                                                                           For the Nine Months
                                                                                              Ended June 30
                                                                                  1998                           1997
                                                                            -----------------             --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $        (500,247)            $           (475,663)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
           Depreciation and amortization                                               59,771                           51,361
           Changes in assets and liabilities:
           Accounts receivable, net                                                    (6,478)                           7,491
           Inventories                                                                (14,813)                         (78,260)
           Other assets                                                               (12,140)                              50
           Accounts payable                                                            23,805                           74,678
           Accrued liabilities                                                         (5,260)                          (4,143)
                                                                            -----------------             --------------------

    Net cash used in operating activities                                            (455,362)                        (424,486)
                                                                            -----------------             --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                 (4,376)                          (1,700)
                                                                            -----------------             --------------------
    Net cash used in investing activities                                              (4,376)                          (1,700)
                                                                            -----------------             --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in former Parent's investment                                                -                          260,124
    Loan from Biomune Systems, Inc.                                                         -                          264,500
    Principal repayment on loan from Biomune Systems, Inc.                           (117,856)                               -
    Proceeds from issuance of Series A Preferred Stock
       net of offering costs                                                          270,000                                -
                                                                            -----------------             --------------------
    Net cash provided by financing activities                                         152,144                          524,624
                                                                            -----------------             --------------------

NET (DECREASE) INCREASE IN CASH                                                      (307,594)                          98,438

CASH AND AT BEGINNING OF THE YEAR.                                                    337,691                           12,167
                                                                            -----------------             --------------------

CASH AT END OF THE PERIOD.                                                  $          30,097             $            110,605
                                                                            =================             ====================

During the nine months ended June 30, 1998, the Company accrued Series A Preferred Stock dividends of $38,620 and accreted $166,750 related to the beneficial conversion feature of the Series A Preferred stock to Common Stock.

During the nine months ended June 30, 1998, the Company issued 250 shares of Series A Preferred Stock with a fair maket value of $50,000, as determined by the Board of Directors, as commissions related to the sale of Series A Preferred Stock.

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                         VOLU-SOL, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Volu-Sol, Inc. and Volu-Sol Reagents Corporation, its wholly owned subsidiary (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1997.

The Company has determined that certain freight and overhead expenditures were more appropriately classified as a component of cost of goods sold in its interim financial statements. Certain reclassifications have been made to prior periods information in order to be consistent with the three and nine months presentations.


(2)  RELATED-PARTY TRANSACTIONS

From March 5, 1997 through September 30, 1997, the Company obtained loans from Biomune Systems, Inc. (the Company's former parent, "Biomune") totaling $390,500, of which $272,644 remains outstanding as of June 30, 1998. These loans bear interest at an annual rate of ten percent and are due on demand. Accrued but unpaid interest on these loans totaled $7,759 and is included in "accrued interest payable" in the accompanying condensed consolidated balance sheet as of June 30, 1998. The Company anticipates repaying this debt from the proceeds raised in a private placement of the Company's Series A Preferred Stock (see Notes 4 and 6).


(3)  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of June 30, 1998:


Raw materials, packaging and supplies             $    54,460
                                                      113,241
Instruments, biological stains and reagents       -----------
                                                  $   167,701
                                                  ===========


(4)  SERIES A PREFERRED STOCK

As of June 30, 1998, the Company has $900,000 of subscriptions receivable from the sale of 4,500 shares of Series A Preferred Stock. During the nine months ended June 30, 1998, the Company sold 1,500 shares of Series A Preferred Stock for $300,000 in cash. The Series A Preferred Stock became convertible into

Common Stock beginning January 1, 1998. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80 percent of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. This beneficial conversion feature has been recognized as an increase to net loss applicable to common shares of $166,750 for the nine months ended June 30, 1998. The investor that subscribed to 6,000 shares of the Company's Series A Preferred at $200 per share has paid $300,000 of that $1,200,000 subscription. The investor has notified the Company that it will pay the $900,000 balance of its subscription at such time as the Company becomes listed on a stock exchange (See
Note 6).

During the nine months ended June 30, 1998, the Company paid commissions of $55,000 to MK Financial, Inc., an entity benficially owned by David G. Derrick, a shareholder of the Company, and issued a total of 250 shares of preferred stock as commissions to two individuals in connection with the sale of Series A Preferred Stock.


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

At June 30, 1998, there were outstanding options to purchase 743,601 shares of Common Stock and there were 3,658.25 shares of Series A Preferred Stock convertible into a minimum of 585,320 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive (see Note 6).



(6)  SUBSEQUENT EVENTS

Common Stock

The Company is in the process of listing on the OTC Electronic Bulletin Board and expects that process to be completed in August 1998. The process has been delayed due to the Nasdaq Stock Markets' posting of an ex-dividend date for the distribution of the Company's Common Stock in connection with the divestiture of the Company by Biomune that differed from the ex-dividend date previously selected and announced by Biomune. Biomune had previously set the record and dividend date for the divestiture to be March 5, 1997. However, Nasdaq advised some brokers that the record date was February 11, 1998, the approximate date Volu-Sol shares were mailed to Biomune shareholders. This resulted in confusion concerning who was entitled to receive shares of the Company's Common Stock. To allow for its shares to be included on the OTC Electronic Bulletin Board, the Company has agreed with Biomune to issue additional dividend shares of the Company's Common Stock. Therefore, a total of 3,115,436 shares of Common Stock will be issued to shareholders of record as of February 11, 1998 as additional dividend shares. Following the distribution of the additional dividend shares, there will be 5,226,652 shares of Common Stock issued and outstanding.

Preferred Stock

As of July 31, 1998 the Company sold 125 shares of Series A Preferred Stock at $200 per share to an accredited investor in an exempt transaction for total proceeds of $25,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Until October 1, 1997, the Company was a division and then a wholly owned subsidiary of Biomune. Effective October 1, 1997, Biomune divested itself of the Company by distributing Volu-Sol Common Stock to holders of record of Biomune Common Stock as of March 5, 1997 and since October 1, 1997, the Company has operated as a separate entity. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply that any condition or circumstance discussed herein will necessarily continue in the future.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

     During the three months ended June 30, 1998, the Company generated revenues totaling $143,809 compared to $133,294 for the three months ended June 30, 1997. This increase in revenues is attributable to the increased sales of reagents and a price increase implemented in March 1998.

     Cost of revenues for the quarter ended June 30, 1998 totaled $104,503, compared to $126,256 for the three months ended June 30, 1997. The overall gross margin for the third quarter of fiscal 1998 was 27% of revenues compared to 5% of revenues for the comparable period in 1997. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase that was implemented in March 1998. Also, the increased gross margin results from a continued effort to create a leaner production team and better inventory management.

     Selling, general and administrative expenses totaled $184,042 for the three months ended June 30, 1998, compared to $187,723 for comparable period in 1997, an overall decrease of $3,681. This decrease is primarily attributable to decreased selling and marketing expenditures resulting from a reduction in staffing in these areas, partially offset by an increase resulting from a severance package granted to the company's former President and in professional
fees and other costs associated with the   registration of the Company's Common
Stock under federal securities laws and the distribution of its shares in connection with the divestiture of the Company by Biomune.

     Interest expense increased to $7,826 for the three months ended June 30, 1998 from $0 for the comparable period in 1997. The increase in interest expense is due to borrowings from Biomune, the Company's former President.

     The Company incurred a net loss applicable to common shares of $169,316 for the three months ended June 30, 1998 compared to a net loss applicable to common shares of $180,685 for the three months ended June 30, 1997. This decrease is due primarily to the increase in revenues and gross margin previously discussed.

     It is anticipated that the net loss applicable to common shareholders will increase in the future due to dividend requirements and accretion of the beneficial conversion feature associated with the consummation of additional sales of Series A Preferred Stock. As of June 30, 1998, the Company had remaining subscriptions receivable totaling $900,000. If only those subscriptions are collected and no further sales of Series A Preferred Stock are made, the net loss applicable to common shares would increase by approximately $225,000 for the one-time charge related to the beneficial conversion feature and by approximately $90,000 per year for recurring dividends at 10 percent. Sales of Series A Preferred Stock could be as high as $2,400,000, in which case the dividends and the impact of the beneficial conversion feature would increase accordingly.

Nine Months Ended June 30, 1998 and 1997

     During the nine months ended June 30, 1998, the Company generated revenues totaling $381,097 compared to $368,731 for the nine months ended June 30, 1997. This increase in revenues is primarily attributable to the increased sales in Volu-Sol reagents and a price increase implemented in March 1998.

     Cost of revenues for the nine months ended June 30, 1998 totaled $322,844 compared to $356,830 for the nine months ended June 30, 1997. The overall gross margin for the nine months ended March 31, 1998 is 15 percent compared to 3 percent in 1997. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase that was implemented in March 1998. Also, the increased gross margin results from a continued effort to create a leaner production team and better inventory management.

     Selling, general and administrative expenses totaled $535,149 for the nine months ended June 30, 1998, compared to $487,564 for the nine months ended June 30, 1997, an overall increase of $47,585. This increase is due to expenses associated with the registration of the Company's Common Stock under federal securities laws and the distribution of its shares in connection with the divestiture of the Company by Biomune and to increased employee expenditures in the form of a severance package granted to the Company's former President.

     Interest expense increased from $0 for the nine months ended June 30, 1997 to $27,432 for the nine months ended June 30, 1998. The increase in interest expense is due to borrowings from Biomune, the Company's former parent.

     The Company incurred a net loss applicable to common shares of $705,617 for the nine months ended June 30, 1998 compared to a net loss applicable to common shares of $475,663 for the nine months ended June 30, 1997. This increase in net loss is primarily due to dividends and accretion of the beneficial conversion feature related to the Series A Preferred Stock as well as an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through September 30, 1997, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,800,000. Of this amount, $390,500 represents loans which bear interest at the rate of ten percent per year and which are payable on demand. Since the divestiture of the Company by Biomune, the Company has not received additional funds from Biomune in the form of loans or equity contributions. The Company intends to sell up to 12,000 shares of its Series A Preferred Stock in a private offering ("Offering"), for total proceeds of up to $2,400,000. There can be no assurance that the Company will be successful in its efforts to sell any part of the shares. The Series A Preferred Stock is convertible into Common Stock of the Company. The "conversion price" which is the basis for such conversion is the lesser of (i) 80 percent of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. As of June 30, 1998, the Company had received subscriptions for $1,575,000 of Series A Preferred Stock, for which cash of $675,000 had been received. The remaining $900,000 subscription receivable will be collected when the Company becomes listed on the OTC Electronic Bulletin Board. There can be no assurance that the Company's stock will become traded on the OTC Electronic Bulletin Board or that if it does become listed that a market will develop for such stock.

     As of June 30, 1998, the Company had cash of $30,097 and negative working capital of $212,528 compared to cash of $337,691 and positive working capital of $38,083 as of September 30, 1997.

     During the nine months ended June 30, 1998, the Company's operating activities used cash of $455,361, much of which was provided by the sale of Series A Preferred Stock. During the nine months ended June 30, 1997, the Company's operating activities used cash in the amount of $424,486, which was provided primarily by capital contributions from Biomune.

     The Company has no credit facility with any commercial lending institution. In the past, the Company has borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future.

     The unaudited condensed consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's product line is limited and it has been necessary to rely upon borrowings and financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possible substantial dilution to existing shareholders.

Year 2000 Issues
----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in the Company's internal operations, such as billing and accounting. The Company has not completed its investigation of the technology and data used in its operations and has yet to determine whether its business will be affected by Year 2000 Issues. The Company intends to evaluate its technology and data to determine what, if any, remedial action may be required to address theses issues. This includes remediating any Year 2000 Issues that are related to the Company's customers, suppliers and distributors, but there can be no assurance that such third parties will successfully remediate their own Year 2000 Issues over which the Company has no control.

     The Company believes it will substantially complete its evaluation and remediation prior to the commencement of the year 2000, and that upon substantial completion of such actions, and assuming that the Company's customers, suppliers and distributors successfully remediate their own Year 2000 Issues over which the Company has no control, the Company will have no material business risk from such issues.

     The total cost of such an evaluation and any necessary remediation has not yet been determined by the Company.

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

     Recent Sales of Unregistered Securities. Subsequent to the end of the
     ---------------------------------------
period covered by this Report, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 125 shares of Series A Preferred Stock to one accredited investor for gross proceeds to the Company of $25,000. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act. The shares of Series A Preferred Stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. These shares are convertible to shares of Common Stock of the Company under certain circumstances. No conversions have been made to date.

     Subsequent to the end of the period covered by this report, the Company agreed to issue an additional 3,115,436 shares of Common Stock as additional dividend shares in connection with the divestiture of the Company and to satisfy the impact of Nasdaq's selection of February 11, 1998 as the ex-dividend date, despite the Company's selection of March 5, 1997 as the ex-dividend date of the divestiture. All shares issued in connection with the divestiture, including additional dividend shares, were issued without registration pursuant to exemptions from registration of such transactions from the Act applicable to spin-off transactions.


ITEM 3.   OTHER INFORMATION

     In accordance with recent amendments to Rule 14a-4, 14a-5 and 14a-8 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), written notice of stockholder proposals outside the procedures of Rule 14a-8 for consideration at the 1999 annual meeting of stockholders must be received by the Company on or before April 30, 1999 in order to be considered timely for purposes of Rule 14a-
4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.


ITEM 4.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-B

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.


     Exhibit No.    Description
     -----------    -----------

     27             Financial Data Schedule

                                  SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      VOLU-SOL, INC.



Date: August 13, 1998                 By: /s/ W. W. Kirton, III
                                      -------------------------------
                                      Wilford W. Kirton, III,
                                      Chief Executive Officer



Date: August 13, 1998                 By: /s/ Michael G. Acton
                                      -------------------------------
                                      Michael G. Acton,
                                      Acting Principal Accounting Officer