Form 10KSB
period 1998-09-30
VOLU SOL INC
filed 1999-01-14
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998 or


|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from to . ---------
                  ---------

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

Issuer's telephone number: (801) 974-9474

Securities registered under Section 12(b) of the Act: Name of each exchange on which registered:
         None                                                          None

Securities registered under Section 12(g) of the Act:Common Stock $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended September 30, 1998 were $514,256.

Registrant's common stock has not traded and there is no market for the registrant's common stock at this time.

The number of shares of common stock of the Registrant outstanding as of January 12, 1999 was 2,211,407

                     Transitional Small Business Disclosure
                               Format (Check one):
                                  Yes ___ No X

                                                      PART I

ITEM 1.    BUSINESS

Introduction

         Volu-Sol, Inc. (the "Company" or "Volu-Sol") was incorporated in Utah on July 27, 1995, as a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). The Company was organized to engage in the business of manufacturing and marketing medical diagnostic stains and solutions and related equipment, which business operations were conducted prior to that time as an unincorporated division of Biomune called the Volu-Sol Medical Division. Biomune purchased the assets comprising the Volu-Sol Medical Division in December 1991 from Logos Scientific, Inc. After the Company's incorporation, Biomune transferred all of the net assets of the Volu-Sol Medical Division to the Company. Through fiscal 1995, Volu-Sol operated out of leased facilities in Henderson, Nevada. In October 1995, the Company relocated to West Valley City, Utah (a suburb of Salt Lake City, Utah), where it continues to have its manufacturing facility and corporate offices.

         A total of 2,211,407 shares of the Company's $.0001 par value Common Stock were distributed pro rata as a stock dividend to the holders of the Common Stock of Biomune. As a consequence of the Distribution, the Company ceased to be a subsidiary of Biomune and commenced operations as a separate, independent company. The Company continues to conduct the same operations it did while it was a subsidiary of Biomune.

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

Business Strategy

         The Company's primary business strategy is to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and to grow through the selective acquisition of complimentary businesses, devices and product lines. The Company's strategy includes the following elements:

         Acquire Complementary Businesses, New Products and Technologies. The Company intends to evaluate potential acquisitions of distributors and complementary products and businesses from time to time and to consummate transactions in those situations where there is an appropriate economic and strategic fit.

         Expand Distribution. The Company intends to increase its distribution base through agreements with independent distributors.

         Develop Broader Product Lines. The Company offers over 70 products in five major product lines as well as instrumentation, in an effort to serve effectively a diverse and highly decentralized industry. The Company believes that its many and diverse products economically and reliably address the needs of medical diagnosticians and laboratory technicians. Nevertheless, the Company has determined that it can improve its revenue-generating capacity by adding to its existing product line.

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

Business Plan

         The Company intends to continue to implement its Business Strategy by completing a private placement of preferred stock (the "Offering"). The Offering is intended to provide the Company with gross proceeds of up to $2,400,000. The offering is to accredited investors as that term is defined by Rule 501 of Regulation D, promulgated under the Securities Act. These proceeds will be used to repay debt to Biomune ($372,149 as of the date of this report on Form 10-KSB), and finance the Company's operations within the framework of the Business Strategy. The primary focus will be on the acquisition of complimentary businesses and additional products to expand the current product line. There can be no assurance that the Company's stock will become traded on the OTC Electronic Bulletin Board or that if it does become listed that a market will develop for such stock. See "Recent Sales of Unregistered Securities."

Research and Development

         The Company has not invested material amounts in research and development because of the extent of the product line acquired when Biomune purchased the assets comprising the Volu-Sol business. The Company does not presently anticipate making material investments for the foreseeable future.

Dependence on Major Customers

         During the fiscal year ended September 30, 1998, sales to Lab Supply and Infolab, Inc. accounted for approximately 11.8% and 12.3%, respectively, of the Company's total revenues. No other single customer accounted for more than 10% of the Company's total revenues during fiscal year 1998.

         During the fiscal year ended September 30, 1997, sales to Lab Supply, Infolab, Inc. and Hardy Diagnostic accounted for approximately 13.5%, 12.7% and 11.4%, respectively, of the Company's total revenues. No other single customer accounted for more than 10% of the Company's total revenues during fiscal year 1997.

Employees

         At September 30, 1998, the Company had 10 full time employees. The Company will, as needed, hire additional employees or sub-contract the balance of its personnel requirements through independent contractors. The Company's manufacturing operations do not require specially-skilled employees and the Company believes that it will be able to satisfy its labor requirements for the foreseeable future. None of the Company's employees are represented by a collective bargaining arrangement, and the Company believes its relationship with its employees is good.

ITEM 2.           PROPERTIES

         The Company leases approximately 11,500 square feet of laboratory facilities at 5095 West 2100 South, West Valley City, Utah. The leased premises serve as the Company's manufacturing, warehouseing and shipping facilities as well as its corporate headquarters and offices. Base monthly rent payments are $4,620. The monthly base rent amount is subject to adjustments according to changes in the Consumer Price Index. The premises originally were leased by Biomune, but Biomune has assigned its rights under the lease to the Company. The lessor of the Company's facility is an unaffiliated third party. The lease was the product of arms-length negotiations. The lease extends through November 2000. The Company believes that its facilities will be adequate to meet its needs at least through fiscal year 1999.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of shareholders during the fourth quarter of fiscal year 1998.


                                                      PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Market. Prior to the Distribution, all of the Company's Common Stock was owned by Biomune and consequently there has never been a public trading market for the Company's securities. Although the Company anticipates that a public market for over-the-counter trading of the Company's securities may develop in the future, there can be no assurance that such a market will ever develop or that it will be sustained. At such time, if any, as the Company satisfies applicable entry or listing criteria, the Company may seek to include or list its Common Stock on the Stock Market or a securities exchange. The Company does not meet those listing qualifications at this time. There is presently no market for the Company's Common Stock and there is no assurance that a market will ever develop. There can be no assurance that the Company will ever be able to satisfy such criteria or that its application for inclusion or listing on the Nasdaq Stock Market or securities exchange will be accepted.

         Holders. As of December 31, 1998, there were approximately 1,215 record holders of the Company's Common Stock.

         Dividends. Since its incorporation, the Company has not declared any dividend on any of its Common Stock. The Company does not anticipate declaring a dividend on any of its Common Stock for the foreseeable future. The Series A Preferred shares will be entitled to a 10% dividend annually which may be paid in cash or additional shares of Preferred Stock at the option of the Company.

         During the fiscal year ended September 30, 1998 a 10% dividend in the form of additional shares was declared and paid on the outstanding shares of Series A Preferred stock.

         Dilution. The Company has a large number of shares of Common Stock authorized in comparison to the number of shares issued and outstanding. The Board of Directors determines when and under what conditions and at what prices to issue the stock of the Company. In addition, a significant number of shares of Common Stock of the Company are reserved for issuance upon exercise of purchase or conversion rights. The Company agreed with NASD to issue additional shares of common stock in connection with the distribution. The issuance of any shares, whether in connection with the Distribution, new equity offerings, acquisitions, or the exercise of option or conversion rights will result in dilution of the equity and voting interests of existing shareholders, including those receiving their shares in the Distribution.

         Transfer Agent and Registrar. The transfer agent and registrar for the Company's Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York City, NY 10005.

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

         In February 1997, Biomune declared that it would divest itself of the Company in a dividend by which one share of Volu-Sol common stock would be issued to each Biomune stockholder of record as of March 5, 1997 for every 10 shares of Biomune common stock held by such stockholder. The divestiture of Volu-Sol was effective as of October 1, 1997. The Company registered its common stock as a class under Section 12(g) of the Exchange Act of 1934 by filing a Form 10 S-B which was declared effective by the SEC December 1, 1997. On or about February 1, 1998, the dividend shares of Volu-Sol Common Stock were delivered to Biomune stockholders who had been shareholders of record as of March 5, 1997.

         Both the Company and Biomune were unaware that NASD had announced February 11, 1998 to be the ex- dividend date for the spin-off distribution, notwithstanding the fact that Biomune had previously notified NASD and publicly announced that March 5, 1997 would be the ex dividend date. Consequently, holders of Biomune common stock as of February 11, 1998 were informed by NASD that they would receive the dividend of one share of Volu-Sol common stock for each share of Biomune common stock held by them as of such date.

         After consultation with the NASD, parent of the Nasdaq Stock Market, Biomune and Volu-Sol agreed to issue additional shares of Volu-Sol common stock as part of the original dividend announced March 5, 1997, to cover (a) the dividend in Volu-Sol that technically inured to the benefit of the holders of the Company's common stock issued between March 5, 1997 and February 11, 1998 by reason of the NASD action; and (b) short positions held by accounts which purchased Biomune common stock after March 5, 1997 and before February 11, 1998, which were purchased from accounts not then held in "street name" and which did not, therefore, by operation of Depository Trust procedures, send on the Volu-Sol dividend shares when they were physically received. Street name accounts were electronically credited with the dividend shares.

         Prior to the issuance of such additional dividend shares, Volu-Sol estimated that the issued and outstanding common stock would be 2,111,216 shares. Effective September 30, 1998, the Company's issued and outstanding common stock resulting from this agreement with the NASD and Biomune was determined to be 2,211,407 shares.

         The Company has determined it will issue up to 12,000 shares of its Series A Preferred to accredited investors. Such offer and sale is made in accordance with exemptions under Section 4(2) and 3(b) of the Securities Act, including Rule 506 of Regulation D. In fiscal year 1997, the Company received subscriptions for a total of $900,000 and received payment in cash of $338,904, in exchange for which it issued a total of 6,375 shares of Series A Preferred. Payment of the balance of $900,000 as part of a subscription received in 1997 will be paid in installments following the acceptance of the Company's securities in the Nasdaq over-the-counter electronic bulletin board. During fiscal year 1998, the Company also issued a total of 2,650 shares of Series A Preferred Stock for $312,000 cash and $163,000 of services provided to the Company by employees and consultants of the Company, including commissions earned in connection with the sale of the Series A Preferred to the accredited investors described above. All such shares of Series A Preferred are restricted shares.

         The Series A Preferred is convertible to common stock at the holder's option into the number of shares of the Company's common stock determined by dividing $200.00 plus any accrued and unpaid regular or special dividends by an amount equal to the lesser of (i) the market price of the common stock on the date of conversion less 20%; or (ii) $1.25. In the event of a merger, consolidation or sale of all or substantially all of the assets of the Company or a similar business combination involving the Company, all of the shares of Series A Preferred, at the option of the holder, may be converted into the number of shares of common stock into which the shares of Series A Preferred are convertible at the time of the closing of such transaction. Based on a conversion factor of $200/$1.25, the number of shares issued during the last two fiscal years would be convertible into a total of 722,520 shares of common stock as of the date of this Report.

         Notwithstanding the conversion rights of the Series A Preferred, no single holder (or group of affiliated holders) may convert shares of Series A Preferred into shares of common stock in an amount that would result in such holder's aggregate ownership of shares of common stock exceeding 4.9% of the total number of issued and outstanding shares of common stock. See "Security Ownership of Certain Beneficial Owners and Management."

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

Results of Operations

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

         In the fiscal year ended September 30, 1998, the Company had revenues totaling $514,256 compared to $493,754 for fiscal year ended September 30, 1997. This increase in revenues is attributable to increased sales of reagents and a price increase implemented in March 1998.

         Cost of goods sold in the fiscal year ended September 30, 1998 totaled $399,013 compared to $453,434 for the fiscal year ended September 30, 1997. The overall gross margin for the fiscal year ended September 30, 1998 was 22.4% compared to 8.2 % of revenues in fiscal year 1997. This increase in the gross margin on sales of stains and reagents is attributable to payment of shipping charges by customers as well as implementation of a price increase in March 1998. Also, the increase in gross margin results from a continued effort to create a leaner production team and better inventory management.

         Selling, general and administrative expenses totaled $804,551 in fiscal year 1998, compared to $747,434 in 1997, an overall increase of $57,117. This increase is due to expenses associated with the preparation and filing of the registration statement in connection with the distribution of shares in the divestiture of the Company by Biomune. In addition, the Company incurred increased employee expenditures in the form of a severance package granted to the Company's former President and increased consulting expenses.

         The Company incurred a net loss of $719,781 in 1998, compared to a net loss of $719,652 in fiscal year 1997.

Liquidity and Capital Resources

         The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through September 30, 1997, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,800,000. Of this amount, $390,500 is repayable by the Company on demand together with interest at the rate of 10% per year. The Company has announced its intentions to sell up to 12,000 shares of its Series A Preferred in a private offering ("Offering"), for a total of up to $2,400,000. The Series A Preferred is convertible to common stock of the Company. The conversion ratio that is the basis for such conversion is the lesser of (i) 80% of the average closing bid price of the Company's common stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. The Company issued a total of 4,515.75 shares of Series A Preferred Stock during the period covered by this Report.

         The Company intends to use the proceeds from the sale of the Series A Preferred to repay its indebtedness to Biomune ($372,149 as of the date of this Report), pay the expenses of the offer and sale of the stock and expenses incurred in the divestiture of the Company, acquire yet-to-be identified complimentary businesses or product rights, and supplement working capital. The Company believes that cash generated by operations, together with the proceeds from the sale of its securities will be sufficient to meet its capital requirements for a minimum of twelve months.

         As of September 30, 1998, the Company had cash and cash equivalents of $16,411 and a negative working capital of $145,665, as compared to cash of $337,691 and working capital of $38,083 as of September 30, 1997.

         Interest expense increased from $12,538 in fiscal year 1997 to $34,683 in the fiscal year ended September 30, 1998. The $22,145 increase in interest expense is due to the costs of borrowing from Biomune.

         During fiscal year 1998, the Company's operating activities used cash of $539,337 primarily provided by the sale of Series A Preferred Stock. During the fiscal year ended September 30, 1997, the Company's operating activities required cash in the amount of $641,580, which was primarily provided by capital contributions from Biomune and the sale of Series A Preferred Stock.

         The Company presently has no credit facility with any commercial lending institution. In the past, the Company borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future. It is anticipated that the Company will obtain funding through the sale of its securities.

         The Company has agreed to sell its Series A Preferred shares to raise funds to finance operations and acquire complimentary businesses. There can be no assurance that its efforts to sell all of the Series A Preferred will be successful or that additional financing will not be needed in the future. Although the Company believes that the proceeds from the sale of its Series A Preferred, together with revenues from operations, will be sufficient to meet the needs of the Company for the next twelve months, there is no assurance that this will be the case. The Company has suffered recurring losses from operations since its inception.

Recent Accounting Pronouncements

         In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

         SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes. Adoption of SFAS 130 is not required for reporting on interim periods prior to the close of the fiscal year beginning after December 15, 1997. The Company will adopt SFAS 130 commencing with the year ending September 30, 1999.

         During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year beginning October 1, 1999.

Risk Factors

         This Report contains forward-looking statements which may be affected by, risks and uncertainties including many that are outside the Company's control. The Company's actual operating results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Report.

         Absence of Profitable Operations. From the Company's incorporation to date, the Company has not achieved profitable operations and continues to operate at a loss. The Company's present business strategy is to improve its profitability and cash flows by adding to its existing product line. While management believes the cash generated by operations together with the proceeds from the sale of Series A preferred Stock will satisfy the Company's ordinary cash requirements for at least 12 months, there can be no assurance that the Company will ever be able to achieve profitable operations or that it will not require additional financing to achieve its business plan. See "Management's Discussion and Analysis or Plan of Operation."

         "Going Concern" Issues. The financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's product line is limited and it has been necessary to rely upon loans and capital contributions to sustain operations. Additional financing is required if the Company is to continue as a going concern. If such additional funding is not obtained, the Company will be required to scale back or discontinue its operations.

         Uncertainty of Future Financial Results. Profitability depends upon many factors, including the success of the Company's marketing program, the Company's ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of the Company's business activities. The Company (since its incorporation in July
1995) has an accumulated deficit as of September 30, 1998 of $3,016,335. The Company anticipates that it will continue to incur operating losses in the future. The Company's ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing and distribution system. There can be no assurance that the Company will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, the Company may be required to materially curtail or cease its operations. See "Management's Discussion and Analysis or Plan of Operation."

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

         Inability to Adequately Protect Proprietary Information. The Company relies upon unpatented trade secrets and improvements, unpatented know how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that such agreements will not be breached or that they will be enforceable by the Company, or that the Company's trade secrets and know how will not otherwise be compromised.

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

         Sufficiency of Marketing and Sales Capabilities. The Company sells its products to approximately 85 independent distributors who are free to resell the products. In order to achieve profitable operations, the Company must maintain its current base of distributors and must expand that base in the future. The Company's sales staff competes with other companies that currently have experienced and well funded marketing and sales operations. To the extent that the Company enters into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

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

         Uncertainty Related to Health Care Reform Measures and Third-Party Reimbursement. Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress over the past years. In addition, certain states are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. The Company's ability to earn profit from the sale of its products may also depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services, including medical diagnostic procedures. There can be no assurance that adequate reimbursement will be available or sufficient to allow the Company to sell its products on a competitive basis.

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

Year 2000 Issues

         Since its inception, the Company has attempted to make use of increasingly sophisticated computer hardware and software to manage its business and operations. The Company also relies on third-parties to facilitate its business including, for example:

         o         contract manufacturers who produce its products;
         o telecommunications providers on whom the Company must rely for its communications;
         o public utilities which provide electrical power and other utilities needed in the Company's operations;
         o major credit card companies that process payments for the Company's products;
         o major shipping companies through which the Company ships its products;
         o financial institutions that provide commercial banking and other financial services to the Company.

         Many existing computer programs use only two digits to identify a year in the date field and were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or after the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. Correcting a Year 2000 problem on a large mainframe or network application can be difficult and expensive. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences. The Company is in the process of insuring that all of its internal computer systems are Year 2000 compliant. The Company will assess the readiness of the Company for meeting the Year 2000 problem. It is expected that the assessment and remediation, if any, of Year 2000 issues affecting the Company's internal systems or products, including any issues involving embedded technology, will be completed by June 30, 1999 and that the cost to the Company will not be significant.

         With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements and associated notes are set forth on pages F-1 through F-16.

                                                                                            VOLU-SOL, INC.
                                                                Index to Consolidated Financial Statements

----------------------------------------------------------------------------------------------------------





                                                                                             Page


Report of Tanner + Co.                                                                        F-2


Report of Arthur Andersen  LLP                                                                F-3


Consolidated balance sheet                                                                    F-4


Consolidated statement of operations                                                          F-5


Consolidated statement of stockholders' equity                                                F-6


Consolidated statement of cash flows                                                          F-7


Notes to consolidated financial statements                                                    F-8



----------------------------------------------------------------------------------------------------------





                                                                                                      F-1

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors
and Stockholders of Volu-Sol, Inc.


We have audited the accompanying consolidated balance sheet of Volu-Sol, Inc. and subsidiary (the Company), as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volu-Sol, Inc. and subsidiary as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.


TANNER + CO.


Salt Lake City, Utah
December 15, 1998

                                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Volu-sol, Inc.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Volu-Sol, Inc. ("Volu-Sol" or the "Company"),a Utah corporation and formerly wholly owned subsidiary of Biomune Systems, Inc., for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 11 to the financial statements, during the periods presented, Volu-Sol was operated as a wholly owned subsidiary of Biomune Systems, Inc. Certain expenses presented in the financial statements are the result of allocations of total expenses incurred by Biomune systems, Inc. Therefore, the accompanying financial statements may not necessarily be indicative of the financial condition or the results of operations that would have existed if Volu-Sol had been operated as an unaffiliated company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Volu-Sol, Inc. for the year ended September 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from its operations. As of September 30, 1997, the Company had an accumulated deficit of $2,228,838. Recently, the Company has experienced certain technical difficulties with the operation of its new hematology staining instrument. Although these technical difficulties appear to have been resolved, total sales of this instrument are significantly lower than expected. Further, subsequent to
September 30, 1997, the Company's worldwide exclusive license and distributorship may be converted to a nonexclusive licenses and distributorship. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
December 5, 1997


                                                                                            VOLU-SOL, INC.
                                                                                Consolidated Balance Sheet

                                                                                        September 30, 1998
----------------------------------------------------------------------------------------------------------



              Assets

Current Assets:
     Cash                                                                               $           16,411
     Accounts receivable,  less allowance for
       doubtful accounts of $3,176                                                                  62,708
     Inventories                                                                                   168,571
                                                                                        ------------------

                  Total current assets                                                             247,690

Property and equipment, net                                                                        185,947
Other assets                                                                                        36,464
                                                                                        ------------------

                  Total assets                                                          $          470,101
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                   $           42,534
     Accrued liabilities                                                                            74,672
     Notes payable                                                                                 276,149
                                                                                        ------------------

                  Total current liabilities                                                        393,355
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Preferred stock, $.0001 par value; 10,000,000 shares authorized:
       9,395 shares issued and 4,895 shares outstanding (aggregate
       liquidation preference $9,790)                                                            2,033,028
     Common stock, $.0001 par value; 50,000,000 shares authorized,
       2,211,407 shares issued and outstanding                                                         221
     Additional paid-in capital                                                                  1,959,832
     Preferred stock subscriptions receivable                                                     (900,000)
     Accumulated deficit                                                                        (3,016,335)
                                                                                        ------------------

                  Total stockholders' equity                                                        76,746
                                                                                        ------------------

                  Total liabilities and stockholders' equity                            $          470,101
                                                                                        ------------------



----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-4


                                                                                            VOLU-SOL, INC.
                                                                      Consolidated Statement of Operations

                                                                                 Years Ended September 30,
----------------------------------------------------------------------------------------------------------


                                                                             1998              1997
                                                                       -----------------------------------

Sales                                                                  $         514,256  $        493,754
Cost of goods sold                                                               399,013           453,434
                                                                       -----------------------------------

                  Gross margin                                                   115,243            40,320

Selling, general and administrative expenses                                    (804,551)         (747,434)
                                                                       -----------------------------------

                  Loss from operations                                          (689,308)         (707,114)

Other income (expense):
     Interest income                                                               4,210                 -
     Interest expense                                                            (34,683)          (12,538)
                                                                       -----------------------------------

     Net loss before provision for income taxes                                 (719,781)         (719,652)

Provision for income taxes                                                             -                 -
                                                                       -----------------------------------

                  Net loss                                             $        (719,781) $       (719,652)
                                                                       ===================================

Dividends on Series A preferred stock
                                                                                 (67,716)           (4,000)
                                                                       -----------------------------------

Net loss applicable to common stock                                    $        (787,497) $       (723,652)
                                                                       ===================================

Net loss per common share - basic and diluted                          $            (.36) $           (.34)
                                                                       ===================================




----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-5


                                                                                            VOLU-SOL, INC.
                                                            Consolidated Statement of Stockholders' Equity

                                                                   Years Ended September 30, 1998 and 1997
----------------------------------------------------------------------------------------------------------

                                                                                   Preferred
                                                                     Additional     Stock
                               Preferred Stock       Common Stock      Paid-In  Subscriptions  Accumulated
                            -----------------------------------------
                             Shares     Amount     Shares    Amount    Capital    Receivable     Deficit
                            ------------------------------------------------------------------------------

Balance at October 1, 1996        -  $        -  2,111,216  $    211 $ 1,940,476  $         - $ (1,505,186)

Contributions from Biomune
Systems, Inc.                     -           -          -         -     260,124            -            -

Issuance of preferred stock
  for:
     Cash                     6,375   1,238,904          -         -          -      (900,000)           -
     Commissions                 33       6,650          -         -          -             -            -

Dividends on preferred
stock                             -       4,000          -         -          -             -       (4,000)

Net loss                          -           -          -         -          -             -     (719,652)
                          --------------------------------------------------------------------------------

Balance at September 30,
1997                          6,408   1,249,554  2,111,216       211   2,200,600     (900,000)  (2,228,838)

Additional shares issued
as a result of the
divestiture of the
Company's common stock            -           -    100,191        10         (10)           -            -

Issuance of preferred
  stock for:
     Cash                     1,835     312,000          -         -          -             -            -
     Commissions                800     160,000          -         -          -             -            -
     Settlement of lawsuit       15       3,000          -         -          -             -            -

Dividends on preferred
stock                           337      67,716          -         -          -             -      (67,716)

Accretion of preferred stock      -     240,758          -         -    (240,758)           -            -

Net loss                          -           -          -         -          -             -     (719,781)
                          --------------------------------------------------------------------------------

Balance at September 30,
1998                          9,395 $ 2,033,028  2,211,407 $     221 $ 1,959,832 $   (900,000)$ (3,016,335)
                          ================================================================================



-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-6

                                                                                            VOLU-SOL, INC.
                                                                      Consolidated Statement of Cash Flows

                                                                                 Years Ended September 30,
----------------------------------------------------------------------------------------------------------



                                                                             1998              1997
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $        (719,781) $       (719,652)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation                                                             80,015            77,576
         Provision for losses on accounts receivable                              (9,824)                -
         Preferred stock issued for services                                     163,000                 -
         (Increase) decrease in:
              Accounts receivable                                                 11,327            10,573
              Inventories                                                        (15,683)          (40,162)
              Other assets                                                       (14,390)          (15,825)
         Increase (decrease) in:
              Accounts payable                                                    (4,432)           (8,124)
              Accrued liabilities                                                (29,569)           54,034
                                                                       -----------------------------------

                      Net cash used in
                      operating activities                                      (539,337)         (641,580)
                                                                       -----------------------------------

Cash flows from investing activities-
     purchase of property and equipment                                           (4,592)           (4,074)
                                                                       -----------------------------------


Cash flows from financing activities:
     Payments on notes payable                                                  (114,351)                -
     Proceeds from sale of preferred stock                                       337,000           320,554
     Proceeds from notes payable                                                       -           390,500
     Capital contributions from Biomune Systems, Inc.,                                 -           260,124
                                                                       -----------------------------------

                      Net cash provided by
                      financing activities                                       222,649           971,178
                                                                       -----------------------------------

                      Net (decrease) increase in cash                           (321,280)          325,524

Cash, beginning of year                                                          337,691            12,167
                                                                       -----------------------------------

Cash, end of year                                                      $          16,411  $        337,691
                                                                       ===================================






----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-7

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements

                                                     September 30, 1998 and 1997
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

Organization and Business Activity
The consolidated financial statements consist of Volu-Sol, Inc. (the Company), formerly a wholly owned subsidiary of Biomune Systems, Inc. (Biomune), which was incorporated on July 27, 1995 in the state of Utah, and its wholly owned subsidiary, Volu-Sol Reagents Corporation, which was incorporated on March 5, 1998 in the state of Utah. Prior to its incorporation, the Company had been operated as a division of Biomune.

The Company engages in the manufacturing, marketing and distribution of medical diagnostic stains and the marketing and distribution of the Definitive. The Definitive is a hematology staining instrument that contains a microchip (proprietary to a third party) that regulates precise stain amounts.

The board of directors of Biomune approved the divestiture and distribution of the Company's common stock to the Biomune common stockholders of record as of March 5, 1997 (the Distribution). This approval was subject to the completion of certain definitive agreements. These agreements were finalized in September 1997 and the Company filed a Form 10-SB with the Securities and Exchange Commission on October 1, 1997, the effective date of the Distribution. The Form 10-SB became effective December 1, 1997. Biomune stockholders of record as of March 5, 1997 received one share of Volu-Sol, Inc. common stock for every ten shares of Biomune common stock owned at that date.


Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 1998, the Company had a deficit in working capital of $145,665, an accumulated deficit of $3,016,335 and incurred a loss of $719,781 for the year ended September 30, 1998. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plans with respect to this uncertainty include obtaining debt or equity funding to finance the Company's operations. However, there can be no assurance they will be successful.


--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies Continued

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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


Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.


Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method. Substantially, all items included in inventory are finished goods.


Sales of the Definitive have been lower than initially expected by the Company, as a result, the Company has written down a portion of the carrying cost of its Definitive inventory to expected net realizable value.


--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies Continued

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.


Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation.

Earnings Per Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.


Warrants and options outstanding have not been included in the computations since any assumption of conversion would have an antidilutive effect, thereby reducing the net loss per common share.


Common Stock Split
Effective August 14, 1997, the Company completed a forward common stock split of approximately 211 for 1 to permit the issuance of a sufficient number of shares to the stockholders of record of Biomune as of March 5, 1997. The financial statements have been presented as though the stock split took place October 1, 1996. All share and per share information in the accompanying statements of operations has been based on the outstanding number of shares issued in connection with the Distribution.


Advertising
The Company expenses the cost of advertising the first time the advertising takes place. For the years ended September 30, 1998 and 1997 advertising expenses totaled approximately $18,000 and $50,000, respectively.


--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies Continued

Revenue Recognition
Revenue from the sale of the Company's products, less reserves for returns, is recognized upon shipment to the customer.

Reclassifications
Certain accounts in the 1997 financial statements have been reclassified to conform with the current year presentation.


2.   Property and Equipment

Property and equipment consist of the following:


Leasehold improvements                                       $          224,045
Furniture and fixtures                                                  170,939
Equipment                                                                31,721
                                                             ------------------

                                                                        426,705

Accumulated depreciation                                               (240,758)
                                                             ------------------

                                                             $          185,947
                                                             ==================



3.   Notes Payable

Notes payable consist of several unsecured loans from Biomune with an outstanding balance totaling $276,149. These loans bear interest of ten percent and are due on demand. The Company has accrued interest payable of $11,505 related to these loans as of September 30, 1998, which is included in accrued liabilities.

During the year ended September 30, 1998, the Company recognized interest expense of approximately $35,000 related to these loans.


4.   Related Party Transactions

The Company paid a commission to MK Financial of $55,000 in regards to the sale of preferred Series A stock. MK Financial is owned by a major shareholder of the Company.




--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Income Tax

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:


                                                   September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Federal income tax benefit at
  statutory rate                        $          245,000  $       245,000
Change in valuation allowance                     (245,000)        (245,000)
                                        -----------------------------------

                                        $                -  $             -
                                        ===================================

The Company has previously filed a consolidated tax return with its parent, Biomune. No tax sharing agreement exists between the Company and Biomune. In connection with the Distribution, all net operating loss carryforwards and credit carryforwards as of September 30, 1997 remain with Biomune and will not be available to be utilized by the Company.

Deferred tax assets (liabilities) are comprised of the following at September 30, 1998:

Net operating loss carryforward                             $        245,000
Depreciation and reserves                                             75,000
Valuation allowance                                                 (320,000)
                                                            ----------------

                                                            $              -
                                                            ================

At September 30, 1998, the Company has net operating loss carryforwards available to offset future taxable income of approximately $720,000, which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.



--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Lease Obligations

The Company leases facilities under a noncancellable operating lease that expires in November 2000. Future minimum rental payments under the non-cancelable operating lease as of September 30, 1998 are approximately as follows:


     Year Ending September  30:                                     Amount
                                                              ------------------

                           1999                               $           55,400
                           2000                                           55,400
                           2001                                            9,240
                                                              ------------------

     Total future minimum rental payments                     $          120,040
                                                              ==================

Rent expense related to these non-cancelable operating leases was approximately $ 60,000 and $55,000 for the years ended September 30, 1998 and 1997, respectively.


7.   Supplemental Cash Flow Information

During the year ended September 30, 1998, the Company:

o    Recognized dividends of $67,716 on preferred stock.

o Increased preferred stock and decreased additional paid-in-capital for $240,758 due to accretion.


During fiscal year 1997, the Company recognized dividends of $4,000 resulting from the beneficial conversion feature on the Series A preferred stock. These dividends increased the recorded amount of the Series A preferred stock.


Actual amounts paid for interest and income taxes are as follows:


                                                    Years Ended
                                                   September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Interest                                $           34,683  $             -
                                        ===================================

Income taxes                            $                -  $             -
                                        ===================================



--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.   Capital Stock

The Company is authorized to issue 50,000,000 shares of common stock, $.0001 par value per share, and 10,000,000 shares of preferred stock, $.0001 par value per share. The Company's board of directors has the authority to amend the Company's Articles of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.


9.   Preferred Stock

Series A
On September 8, 1997, the Company amended its Articles of Incorporation to create a series of preferred stock. The Series A 10% Convertible Non-Voting Preferred Stock, consists of 20,000 shares with $.0001 par value. This series is part of the Company's 10,000,000 authorized shares of non-voting preferred stock. The Series A Preferred Stock has the following rights and privileges:

     1. The holders of the shares are entitled to dividends at the rate of ten percent (10%) per annum on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance. At September 30, 1998, all dividends earned have been paid through the issuance of additional shares of preferred stock.

     2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $2.00 per share, plus accrued and unpaid regular or special dividends, if any, multiplied by 133%.

     3. The shares are convertible at the option of the holder at any time subsequent to January 1, 1998 into common shares, determined by dividing $200 plus any accrued and unpaid regular or special dividends by an amount equal to the lesser of (i) the "Market Price" (defined as the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the applicable Conversion
          Date) less 20%; or (ii) $1.25.


--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Preferred Stock Continued

Series A - Continued

          A single holder (or affiliated holders) may not at any time hold shares of the Company's Common Stock exceeding 4.9% of the total number of issued and outstanding shares of Common Stock. Thus, any holder or group of affiliated holders will only be allowed to convert shares of Series A Preferred Stock into shares of Common Stock in an amount such that such holder's ownership of shares of Common Stock does not exceed 4.9% of the total number of issued and outstanding shares of Common Stock.


     4.   The holders of the shares have no voting rights.


     5. The Company may, at its option, redeem up to 66-2/3% of the total number of shares of Series A Preferred Stock. The Company may designate a different and lower conversion price and the call price for all shares of Series A Preferred Stock called for redemption by the Company shall be 133% of the New Conversion Price for all shares of Series A Preferred Stock called after January 1, 1998.


10.  Major Customers

Sales to major customers which exceeded 10 percent of net sales are as follows:


                                             Years Ended September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Company A                                     12.3%            12.7%
Company B                                     11.8%            13.5%
Company C                                         -            11.4%




--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Stock Options and Warrants

Stock Incentive Plan
The Company has adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan (the "1997 Plan"). The 1997 Plan was approved by action of Biomune, the original stockholder of the Company, in August 1997. Under the 1997 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards, and other incentives to employees, officers and directors of the Company and the award of nonqualified stock options and other awards to employees and certain non-employees who have important relationships with the Company. Five million shares are initially available for grant under the 1997 Plan. To date, no awards of any kind have been made under the 1997 Plan.


Add-on Volu-Sol Options
In connection with the Distribution of the Company's common stock, the Board of Directors of Biomune determined that each Biomune stock option ("Biomune Option") would be divided into two separately exercisable options: an option to purchase Biomune common stock and an option to purchase Volu-Sol common stock (the latter being the "Add- on Volu-Sol Option"). The Add-on Volu-Sol Options grant the holder the right to purchase the Company's common stock in an amount that would have been issued in the Distribution in respect of the shares of Biomune common stock subject to the applicable Biomune Option, if such Biomune Option had been exercised in full immediately prior to the Distribution, and containing substantially equivalent terms as the existing Biomune Option. The Add-on Volu-Sol Options carry an option exercise price per share equal to the price per share of the exercise price under the Biomune Option.


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


--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Stock Options and Warrants Continued

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


                                             Number of
                                            Options and        Price Per
                                             Warrants            Share
                                         ----------------------------------
Outstanding at October 1, 1996                           -  $             -
  Granted                                          979,160     1.16 to 5.00
  Expired                                          (82,500)    1.67 to 5.00
                                         ----------------------------------

Outstanding at September 30, 1997                  896,660     1.16 to 5.00
 Expired                                          (369,310)    1.16 to 5.00
                                         ----------------------------------

Outstanding at September 30, 1998                  527,350  $  1.16 to 4.00
                                         ==================================




--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Stock Options and Warrants Continued

The following table summarizes information about stock options and warrants outstanding at September 30, 1998:

                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      09/30/98      (Years)       Price      09/30/98       Price
--------------------------------------------------------------------------------
$1.16 - 2.38     442,350        1.9        $ 1.53       442,350       $ 1.53
 3.00 - 4.00      85,000        1.2          3.71        85,000         3.71
--------------------------------------------------------------------------------
$1.16 - 4.00     527,350        1.8        $ 1.88       527,350       $ 1.88
================================================================================

12.  Earnings Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatements of EPS for all prior periods reported. During the year ended September 30, 1998, the Company adopted this standard. Earnings per share information is as follows:


                                                    Year Ended
                                                   September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Net loss available to common
  stockholders                          $       (787,497) $      (723,652)
                                        -----------------------------------

Average equivalent shares
  (basic and diluted)                          2,211,000        2,111,000
                                        -----------------------------------

Net loss per share
  (basic and diluted)                   $           (.36) $          (.34)
                                        ===================================


--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


14.  Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statements No. 130 and No. 131 are effective for years beginning after December 15, 1997. Statement No. 132 is effective for years beginning after December 15, 1998. It is not expected that the adoption of these statements will have a material impact on the Company's financial statements.


During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year beginning October 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 9, 1998, the Company and Arthur Andersen LLP ("Andersen") agreed that Andersen would not stand for appointment as the Company's independent public accountants in 1998. On October 15, 1998, the Company appointed Tanner + Co. ("Tanner") to replace Andersen as its independent public accountants.

         Until September 30, 1997, the Company was a wholly owned subsidiary of Biomune. Biomune is a public company having a class of securities, its common stock, registered under the Exchange Act. As a result, Biomune is subject to the reporting and other requirements of the Exchange Act and the rules and regulations promulgated under the Exchange Act. The Company was divested by Biomune effective October 1, 1997. It filed a registration statement under the Exchange Act which was declared effective or became effective by operation of law on December 1, 1997. Since that time, the Company has been subject to the reporting and other obligations of public companies under the Exchange Act and the rules and regulations promulgated thereunder. Andersen had been the independent public accountants to Biomune and continued to act in the same capacity for the Company following the divestiture.

         The report of Andersen on the Company's consolidated financial statements for the years ended September 30, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report on the consolidated financial statements included an explanatory paragraph with respect to the Company having suffered recurring losses and other matters which raise substantial doubt about its ability to continue as a going concern.

         The decision to engage Tanner as the Company's independent auditors was approved by the unanimous consent of the Company's board of directors.


         In connection with the audits for the years ended September 30, 1997 and 1996, and through October 8, 1998, the Company has had no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen would have caused it to make reference thereto in its report on the consolidated financial statements for 1997 and 1996.

         In connection with the change, Andersen provided to the Company a letter addressed to the Securities and Exchange Commission stating that it reviewed the disclosure provided in this Current Report and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of
Item 304(a)(3) of Regulation S-B. A copy of such letter, dated as of October 15, 1998, was filed as an Exhibit to the Company's Current Report on Form 8-K reporting the change of accountants.

         During the years ended September 30, 1997 and 1996, and through October 8, 1998, there were no other reportable events (as referenced in Item 304(a)(1)(iv) of Regulation S-B).

                                                     PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Key Employees and Directors

         The executive officers and directors of the Company as of January 12, 1999 are as follows:

            Name                             Age         Position

Wilford W. Kirton, III                        38         Chief Executive Officer
Barry Edwards                                 46         Director
Christopher L. Matthews                       44         Director
F. Kenneth Westover                           71         Director




Wilford W. Kirton, III

         Mr. Kirton became a director and the Chief Executive Officer of the Company in January 1998. Mr Kirton holds a bachelors degree in Political Science from the University of Utah. Prior to joining the Company, Mr. Kirton was the proprietor and President of Travel Systems Network, a travel agency and tour operator from 1987 to February 1994. From February 1994 to June 1996, Mr. Kirton was Vice President of Old Republic Title, a real estate title company. From July 1996 to March 1997, Mr. Kirton was a sales representative for Schwanns Foods, a food distributor in Utah. Mr. Kirton was an officer of Optim Nutrition, a subsidiary of Biomune (former parent of the Company), from March 1997 until joining the Company in January 1998.

Barry Edwards

         Mr. Edwards became a director of the Company in December 1998. He is the City Administrator of Highland, Utah and has been employed as Director of Research and Development at Kiva, a software company, since February 1998. Prior to joining Kiva, Mr. Edwards worked as the City Manager of Belmont, California for three years and was the City Administrator of Ridgecrest, California. He received a BS in Political Science and a Masters of Public Administration (MPA) from Brigham Young University.

Christopher L. Matthews

         Mr. Mathews became a director of the Company in December 1998. He received his BS in Finance and his MBA degree from the University of Utah and was the Director of Asset Services for CB Richard Ellis, a New York Stock Exchange company that provides commercial real estate services worldwide. From 1990 to 1997, Mr. Matthews was principal of Chris Matthews & Associates, a boutique leasing and property management services company specializing in institutionally-owned distressed properties. From 1981 to 1990 he was Vice President of Asset Management for the Denver region of Equitable Real Estate, where he had responsibility for a portfolio of commercial properties located in the Intermountain West, valued at $900,000,000.

Ken Westover

         Mr. Westover became a director of the Company in December 1998. He is the owner of Westover & Associates, a manufacturing representative for floor coverings, a firm he founded in 1984. Prior to founding his own firm, Mr. Westover was a factory representative for O'Brien Corporation from 1962 to 1971 and for Hollytex Carpet Mills from 1971 to 1984. He received his undergraduate degree from LDS Business College in Salt Lake City and also attended the University of Utah and Brigham Young University.

         None of the Company's executive officers or directors are related to any other executive officer or director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner and the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended September 30, 1998, that was not filed with the Commission.


ITEM 10.          EXECUTIVE COMPENSATION

         No executive officer or employee of the Company is paid more than $100,000 per year in salary and benefits. The Company's Chief Executive Officer, Wilford W. Kirton, III, receives an annual salary of $72,000.

Director Compensation

         Members of the Board of Directors will be voting on the compensation for meetings and other services performed by the members of the board of directors.











            [The remainder of this page is intentionally left blank.]

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock (i) by each person (or group of affiliated persons) who owns beneficially more than 5% of the outstanding shares of common stock, (ii) by each director and Named Executive Officer of the Company, and (iii) by all of the directors and executive officers of the Company as a group.


Name and Address                            Shares of Common Stock
of Beneficial Owner (1)                     Beneficially Owned (2)              Percentage of Class
-----------------------                     ---------------------------         -------------------

Cygni S A (3)                                           392,308                          13.4%
C/O Soreq Inc.
620 Wilson Ave Ste 501
Toronto Ontario Canada
M3K 1Z3

Leviticus Trust (4)                                     238,918                           8.9%
821 Northpoint Drive
Salt Lake City, UT 84103

Wilford W. Kirton III (5)                                 2,032                             *
(Chief Executive Officer, Director)

Barry Edwards, Director (5)                              22,000                             *
9914 N. 4500 W.
Cedar Hills, Utah  84062

Chris Matthews (5)                                       22,000                             *
956 East Sunburst Lane
Alpine, Utah 84004

Ken Westover (5)                                         58,000                           2.1%
1697 E. 6550 S.
Salt Lake City, Utah  84121

All executive officers and                               82,032                           3.1%
directors as a group (4 persons)



         (1) Unless otherwise indicated, such person's address is the same as the Company's address.

         (2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of options or warrants. Each beneficial owner's percentage of ownership is determined by assuming that options or warrants or convertible preferred stock held by such person (but not those held by any other person) and exercisable or convertible within 60 days from the date of this Report have been fully exercised or converted. Unless otherwise noted, the Company believes the persons named in this table will possess sole voting and investment power with respect to all shares of common stock shown as being beneficially owned. Percentages are calculated based on 2,681,169 shares of common stock outstanding (as adjusted for additional shares deemed to be beneficially owned by such shareholder).

         (3) Cygni S A owns 152,308 shares of common stock directly and 1,500 shares of Series A Preferred, convertible to 240,000 shares of common stock.

         (4) The Leviticus Trust owns 238,918 shares of Common Stock directly. The Leviticus Trust is an irrevocable trust established for the benefit of its sole beneficiary, Genesis Investment Corporation, a Utah corporation ("GIC"). The directors and executive officers of GIC are Jacob "Jack" Solomon, President, Royden G. Derrick, Vice President and Secretary, and Edna Ennise Richardson, Sam Pekeles and Jerry Pekeles, directors. The beneficial owners of GIC are the Solomon family. The trustee of the Leviticus Trust is Robert Pomerantz, an individual residing in New York. The trustee has the power to vote and to dispose of the shares held by the Leviticus Trust, consistent with the terms and subject to the conditions of the Trust Declaration establishing the trust.

         (5) All shares shown are issuable upon conversion of Series A Preferred held by such person as of the date of this Report.

         Except for the matters described herein, there are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has agreed to indemnify each of its directors and officers to the fullest extent permitted by the Revised Utah Business Corporation Act. The Company has supplemented its cash flow from operations by borrowing from its former parent, Biomune. As of the date of this Report, the Company owes Biomune a total of $372,149. These amounts are due on demand and bear interest at the rate of 10% per annum.


                                                      PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

(a)      Exhibits

Exhibit Number    Title of Document

         3.01 Articles of Incorporation and Amendments thereto (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

         3.02 Bylaws (incorporated by reference to the Company's Registration Statement on Form 10- SB, effective December 1, 1997).

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

         10.04 Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10- SB, effective December 1, 1997).

         27                Financial Data Schedule.

(b)      Reports on Form 8-K

         On October 6, 1998, the Company filed a Current Report on Form 8-K to report its agreement with Nasdaq regarding the issuance of additional shares as part of the divestiture of the Company from Biomune.

         On October 15, 1998, the Company filed a Current Report on From 8-K to report the change of its independent public accountants. See Item 8, above.






















            [The remainder of this page is intentionally left blank.]

                                   SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Volu-Sol, Inc.


                                 By: /s/ Wilford W. Kirton, III
                                 ------------------------------
                                 Wilford W. Kirton, III, Chief Executive Officer

                             Dated: January 12, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                        Date



/s/ Wilford W. Kirton, III         Director, Chairman, and      January 12, 1999
--------------------------         Chief Executive Officer
Wilford W. Kirton, III



/s/ Barry Edwards                  Director                     January 12, 1999
--------------------------
Barry Edwards


/s/ Chris Matthews                 Director                     January 12, 1999
--------------------------
Chris Matthews


/s/ Ken Westover                   Director                     January 12, 1999
--------------------------
Ken Westover

/s/ Michael G. Acton               Acting Principal             January 13, 1999
--------------------------         Accounting Officer
Michael G. Acton

G:\KRP\volusol\10KSB\10k98#3.wpd