Form 10QSB
period 1998-12-31
VOLU SOL INC
filed 1999-02-09
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 8, 1999, the registrant had issued and outstanding 2,681,169 shares of Common Stock, par value $.0001.


           Transitional Small Business Disclosure Format (Check One):
                                 Yes [X] No [ ]

                                TABLE OF CONTENTS



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

1.        Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of
         December 31, 1998 ....................................................3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended December 31, 1998 and  1997 ...............4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended December 31, 1998 and 1997 ................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

2.       Management's Discussion and Analysis or Plan of Operation.............7

PART 2.  OTHER INFORMATION................................................... 10

                                                   VOLU-SOL, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheet
                                                                     (UNAUDITED)

                                                               December 31, 1998
--------------------------------------------------------------------------------

               Assets

Current Assets:
     Cash                                                           $     9,191
     Accounts receivable, less allowance for
        doubtful accounts of $3,176                                      81,950
     Inventories                                                        168,870
                                                                    ------------

               Total current assets                                     260,011

Property and equipment, net                                             165,972
Other assets                                                             24,347
                                                                    ------------

               Total assets                                         $   450,330
                                                                    ============


               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                               $    19,592
     Accrued liabilities                                                 39,933
     Preferred stock dividends payable                                   29,313
     Accrued interest payable                                            19,213
     Notes payable                                                      346,149
                                                                    ------------

               Total current liabilities                                454,200
                                                                    ------------

Commitments and contingencies                                                --

Stockholders' equity:
     Preferred Stock, $.0001 par value; 10,000,000
     shares authorized:
        10,363 shares issued and 5,863 shares
        outstanding (aggregate liquidation preference
        $ 2,834,277)                                                  2,274,819
     Common Stock, par value $.0001; 50,000,000
     shares authorized, 2,681,169 shares issued and
     outstanding                                                            268
     Additional paid-in capital                                       1,911,541
     Preferred stock subscriptions receivable                          (900,000)
     Accumulated deficit                                             (3,290,498)
                                                                    ------------

               Total stockholders' equity                                (3,870)
                                                                    ------------

               Total liabilities and stockholders' equity           $   450,330
                                                                    ============


--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                                                   VOLU-SOL, INC. AND SUBSIDIARY
                                  Condensed Consolidated Statement of Operations
                                                                     (UNAUDITED)

                                                 Three Months Ended December 31,
--------------------------------------------------------------------------------


                                                       1998           1997
                                                  ---------------------------

Sales                                             $   133,919    $   121,401
Cost of goods sold                                     93,101        120,419
                                                  ---------------------------

         Gross Margin                                  40,818            982

Selling, general and administrative expenses          277,998        171,712
                                                  ---------------------------

         Loss from operations                        (237,180)      (170,730)

Other income (expense):
     Interest Income                                       85            899
     Interest Expense                                  (7,708)        (9,843)
                                                  ---------------------------

     Net loss before provision for income taxes      (244,803)      (179,674)

Provision for income taxes                                 --             --
                                                  ---------------------------

         Net loss                                 $  (244,803)   $  (179,674)
                                                  ===========================

Dividends on Series A preferred stock                 (29,313)       (10,082)
                                                  ===========================

Net loss applicable to common stock               $  (274,116)   $  (189,756)
                                                  ===========================

Net loss per common share - basic and diluted           (0.11)         (0.09)
                                                  ===========================

Weighted average common shares outstanding          2,446,288      2,111,216
                                                  ===========================



--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                                                   VOLU-SOL, INC. AND SUBSIDIARY
                                  Condensed Consolidated Statement of Cash Flows
                                                                     (UNAUDITED)


                                                Three Months Ended December 31,
                                                      1998         1997
                                                  ---------------------------

Cash flows from operating activities:
     Net loss                                      $(244,803)   $(179,674)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
             Depreciation                             19,975       19,646
             Preferred stock issued for services     140,000           --
             (Increase) decrease in:
                 Accounts receivable                 (19,242)       7,059
                 Inventories                            (299)     (34,108)
                 Other assets                         12,117         (700)
             Decrease in:
                 Accounts payable                    (22,942)      (8,924)
                 Accrued liabilities                 (15,526)     (42,180)
                                                  ---------------------------

                     Net cash used in
                     operating activities:          (130,720)    (238,881)
                                                  ---------------------------

Cash flows from Investing activities                      --           --

Cash flows from financing activities:
     Proceeds from sale of preferred stock            53,500       50,000
     Proceeds from notes payable                      70,000           --

                     Net cash provided by
                     financing activities            123,500       50,000
                                                  ---------------------------

                     Net decrease in cash             (7,220)    (188,881)

Cash, beginning of period                             16,411      337,691
                                                  ---------------------------

Cash, end of period                                $   9,191    $ 148,810
                                                  ===========================




--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Volu-Sol, Inc. and Volu-Sol Reagents Corporation, its wholly owned subsidiary (collectively, the "Company"), have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1998.

(2)      RELATED-PARTY TRANSACTIONS

From March 5, 1997 through December 31, 1998, the Company borrowed money from Biomune Systems, Inc. ("Biomune,"the Company's former parent) totaling $486,500 (through the date of this report), of which $372,149 remains outstanding as of the date of this report, and is evidenced by a promissory note. The note bears interest at an annual rate of ten percent and is due on demand. Accrued but unpaid interest on the note totaled $19,213 at December 31, 1998 and is included in "accrued interest payable" in the accompanying condensed consolidated balance sheet as of December 31, 1998. The Company anticipates repaying this debt from proceeds raised in a private placement of the Company's Series A Preferred Stock (see Note 4).

(3)      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of December 31, 1998:

Raw materials, packaging and supplies                  $   47,281
Instruments, biological stains and reagents               121,589
                                                       ----------
                                                       $  168,870
                                                       ==========



(4)      SERIES A PREFERRED STOCK

As of December 31, 1998, the Company has $900,000 of subscriptions receivable from the sale of 4,500 shares of Series A Preferred Stock. During the three months ended December 31, 1998, the Company sold 267.50 shares of Series A Preferred Stock for $53,500 in cash. During the three months ended December 31, 1998, the Company issued a total of 700 shares of the company's Series A Preferred Stock as commissions for consulting services provided to the company. The Series A Preferred Stock became convertible into Common Stock beginning January 1, 1998. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80

% of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. An investor that subscribed to 6,000 shares of the Company's Series A
Preferred  at  $200  per  share  has  paid   $300,000  of  a  total   $1,200,000
subscription. The investor has notified the Company that it will pay the $900,000 balance of its subscription at such time as the Company begins trading.

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

During the three months ended December 31, 1998 the Company issued 469,762 shares of Common Stock, as part of the original divestiture, in the nature of a dividend.

At December 31, 1998, there were outstanding options to purchase 527,350 shares of Common Stock and there were 5,862.65 shares of Series A Preferred Stock convertible into a minimum of 938,024 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive. The options all relate to options to purchase Biomune common stock outstanding at the time of the divestiture. The holders of such Biomune options were also granted options to purchase Volu-Sol common stock.

(6)      SUBSEQUENT EVENTS

As of February 8, 1999 the Company had borrowed an additional $26,000 from Biomune, Inc. the Company's former parent.

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

         When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. The matters modified by such phrases are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events. A more detailed description of such risks is contained in the Company's annual report on form 10-KSB for the year.

Results of Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

         During the three months ended December 31, 1998, the Company's revenues totaled $133,919 compared to $121,401 for the three months ended December 31, 1997. This increase in revenues resulted primarily from the sales of reagents.

         Cost of revenues for the three months ended December 31, 1998 totaled $93,101 compared to $120,419 for the three months ended December 31, 1997. The overall gross margin for the three months ended 1998 was 30% of revenues compared to less than 1% of revenues for the comparable three months ended in 1997. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase that was implemented in March 1998. Also, the increased gross margin results from a continued effort to create a leaner production team and better inventory management.

         Selling, general and administrative expenses totaled $277,998 for the three months ended December 31, 1998, compared to $171,712 for the three months ended December 31, 1997, an overall increase of $106,286. This increase is primarily attributable to consulting expenses paid through the issuance of the Company's Series A Preferred Stock, at a value of $140,000.

         Interest expense decreased from $9,843 for the three months ended December 31, 1997 to $7,708 for the three months ended December 31, 1998. The decrease in interest expense is due to repayment of some of the borrowings from Biomune, the Company's former parent.

         The Company incurred a net loss applicable to common shares of $274,116 for the three months ended December 31, 1998 compared to a net loss applicable to common shares of $189,756 for the three months ended December 31, 1997. This increase is due primarily to consulting expenses paid through the issuance of the Company's Series A Preferred Stock.

         It is anticipated that the net losses applicable to common shares will increase in the future due to dividend requirements associated with the Series A Preferred Stock. As of December 31, 1998, the Company had remaining subscriptions receivable totaling $900,000. If only those subscriptions are collected and no further sales of Series A Preferred Stock are made, the net loss applicable to common shares would increase by approximately $225,000 for the one-time charge related to the beneficial conversion feature and by approximately $90,000 per year for recurring dividends at 10 percent.

Liquidity and Capital Resources

         The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through December 31, 1998, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,900,000. Of this amount, $372,149 represents a note payable to Biomune through the date of this report which bears interest at the rate of 10% per year and which is payable on demand. The Company has announced its intentions to sell up to 12,000 shares of its Series A Preferred Stock for $2,400,000. The Series A Preferred Stock is convertible into Common Stock of the Company. The "conversion price" which is the basis for such conversion is the lesser of

(i) 80% of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. The Company issued a total of 967.50 shares of Series A Preferred Stock during the period covered by this report.

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

         As of December 31, 1998, the Company had cash of $9,191 and negative working capital of $194,189 compared to cash of $16,411 and negative working capital of $145,665 as of December 31, 1997.

         During the three months ended December 31, 1998, the Company's operating activities used cash of $130,720, much of which was provided by the sale of Series A Preferred Stock and funds borrowed from Biomune. During the three months ended December 31, 1997, the Company's operating activities used cash in the amount of $238,881, which was provided by the sale of Series A Preferred Stock and funds borrowed from Biomune.

         The Company has no credit facility with any commercial lending institution. In the past, the Company borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future.

         The unaudited condensed consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's product line is limited and the Company has relied upon borrowings and financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possible substantial dilution to existing shareholders.

Forward-looking Statements and Certain Risk Factors

         Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis or Plan of Operation also contemplate a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. The risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis or Plan of Operation" (Item 6) of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 may also affect actual operating results.


         PART II - OTHER INFORMATION

ITEM 2.           Changes in Securities

         Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

           The following information sets forth certain information for all securities the Company sold during the quarter ended December 31, 1998, without registration under the Securities Act of 1933 (the "Securities Act").

         During the three  months  ended  December  31,  1998,  the Company sold
267.50 shares of Series A Preferred Stock for cash proceeds totaling $53,500. All sales were so accredited investors (as that term is defined in Rule 501 under Regulation D).

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

         In making the foregoing offers and sales of restricted and unregistered securities , the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, which exempts transactions that do not involve any public offering of securities from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would be sold only upon registration under the Securities Act or pursuant to an applicable exemption from such registration.


ITEM 4.           Exhibits and Reports on Form 8-K

         (a)      Exhibits Required by Item 601 of Regulation S-B

         Exhibit No.                Description

         27                         Financial Data Schedule

         (b)      Reports on Form 8-K

         On October 5, 1998, the Company filed a Current Report on Form 8-K to report its agreement with Nasdaq regarding the issuance of additional shares as part of the divestiture of the Company from Biomune.

         On October 15, 1998, the Company filed a Current Report on Form 8-K to report the change of its independent public accountants.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              VOLU-SOL, INC.



Date: February 5, 1999                             By: /s/ W. W. Kirton, III
                                                     ---------------------------
                                                     Wilford W. Kirton, III,
                                                     Chief Executive Officer






Date: February 5, 1999                             By: /s/ Michael G. Acton
                                                     ---------------------------
                                                     Michael G. Acton,
                                                     Acting Principal Accounting
                                                     Officer

A:\10QSB.WPD