Form 10QSB
period 1999-03-31
VOLU SOL INC
filed 1999-05-14
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 1999, the registrant had issued and outstanding 2,693,042 shares of Common Stock, par value $.0001.


           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS






                                                                                                           Page No.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

1.       Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 1999 .....................................3

         Unaudited Condensed Consolidated Statement of Operations
         for the Three Months and Six Months Ended March 31, 1999 and  1998 ......................................4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended  March 31, 1999 and 1998 .......................................................5

         Notes to Unaudited Condensed Consolidated Financial Statements...........................................6

2.       Management's Discussion and Analysis or Plan of Operation................................................7

PART 2.  OTHER INFORMATION...................................................................................... 10







                                                                    VOLU-SOL, INC. AND SUBSIDIARY
                                                             Condensed Consolidated Balance Sheet
                                                                                      (UNAUDITED)

                                                                                    March 31,1999
-------------------------------------------------------------------------------------------------

               Assets

Current Assets:
     Cash                                                                            $     19,497
     Accounts receivable, less allowance for
        doubtful accounts of $2,708                                                        69,930
     Inventories                                                                          169,689
                                                                                     ------------

               Total current assets                                                       259,116

Property and equipment, net                                                               145,997
Other assets                                                                               23,097
                                                                                     ------------

               Total assets                                                          $    428,210
                                                                                     ============

--------------------------------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                $     14,998
     Accrued liabilities                                                                   27,697
     Preferred stock dividends payable                                                     65,777
     Accrued interest payable                                                              28,961
     Notes payable                                                                        372,149
                                                                                     ------------

               Total current liabilities                                                  509,582
                                                                                     ------------

Commitments and contingencies                                                                   -

Stockholders' deficit:
     Preferred Stock, $.0001 par value; 10,000,000 shares authorized:
        6,668 shares outstanding (aggregate
        liquidation preference $3,053,656)                                              2,476,069
     Common Stock, par value $.0001; 50,000,000 shares authorized,
        2,693,042 shares issued and outstanding                                               269
     Additional paid-in capital                                                         1,871,243
     Preferred stock subscriptions receivable                                            (900,000)
     Accumulated deficit                                                               (3,528,953)
                                                                                     ------------

               Total stockholders' deficit                                                (81,372)
                                                                                     ------------

               Total liabilities and stockholders' equity                            $    428,210
                                                                                     ============


-------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.



                                                                                                       VOLU-SOL, INC. AND SUBSIDIARY
                                                                                      Condensed Consolidated Statement of Operations
                                                                                                                         (UNAUDITED)

                                                                                         Three Months and Six Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                 For the Three Months                      For the Six Months
                                                                   Ended March 31,                         Ended March 31,

                                                              1999               1998                 1999               1998
                                                             -----------------------------           ------------------------------

Sales                                                        $   116,813       $   115,887           $   250,732        $   237,288
Cost of goods sold                                                78,143            97,922               171,244            218,341
                                                             -----------       -----------           -----------        -----------

         Gross Margin                                             38,670            17,965                79,488             18,947

Selling, general and administrative expenses                     230,627           179,395               508,625            351,107
                                                             -----------       -----------           -----------        -----------

         Loss from operations                                   (191,957)         (161,430)             (429,137)          (332,160)

Other income (expense):
     Interest Income                                                  43             1,647                   128              2,545
     Interest Expense                                             (9,924)           (9,763)              (17,632)           (19,606)
                                                             -----------       -----------           -----------        -----------

     Net loss before provision for income taxes                 (201,838)         (169,546)             (446,641)          (349,221)

Provision for income taxes                                           200                 -                   200                  -
                                                             -----------       -----------           -----------        -----------

         Net loss                                            $  (202,038)      $  (169,546)          $  (446,841)       $  (349,221)
                                                             ===========       ===========           ===========        ===========

Dividends on Series A preferred stock                            (36,464)          (10,248)              (65,777)           (20,330)

Net loss applicable to common stock                          $  (238,502)      $  (179,794)          $  (512,618)       $  (369,551)
                                                             ===========       ===========           ===========        ===========

Net loss per common share - basic and diluted                      (0.09)            (0.09)                (0.19)             (0.18)
                                                             ===========       ===========           ===========        ===========

Weighted average common shares outstanding                     2,693,042         2,111,216             2,693,042          2,111,216
                                                             ===========       ===========           ===========        ===========



------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                                                                                                     VOLU-SOL, INC. AND SUBSIDIARY
                                                                                    Condensed Consolidated Statement of Cash Flows
                                                                                                                       (UNAUDITED)

                                                                                                        Six Months Ended March 31,

                                                                                               1999                        1998
                                                                                           ---------------------------------------
Cash flows from operating activities:
     Net loss                                                                              $ (446,841)                  $ (349,221)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
             Depreciation                                                                      39,950                       39,514
             Provision for losses on A/R                                                         (468)
             Preferred stock issued for services                                              265,000                       56,650
             (Increase) decrease in:
                 Accounts receivable                                                           (6,754)                       3,889
                 Inventories                                                                   (1,118)                     (24,864)
                 Other assets                                                                  13,367                      (13,590)
             Decrease in:
                 Accounts payable                                                             (27,536)                      33,901
                 Accrued liabilities                                                          (18,014)                     (45,194)
                                                                                           -----------                  ----------

                     Net cash used in
                     operating activities:                                                   (182,414)                    (298,915)
                                                                                           -----------                  ----------

Cash flows from Investing activities                                                                -                            -

Cash flows from financing activities:
     Proceeds from sale of preferred stock                                                     89,500                      270,000
     Proceeds from notes payable                                                               96,000                            -

                     Net cash provided by
                     financing activities                                                     185,500                      270,000
                                                                                           ----------                   ----------

                     Net increase (decrease) in cash                                            3,086                      (88,161)

Cash, beginning of period                                                                      16,411                      337,691
                                                                                           -----------                  ----------

Cash, end of period                                                                        $   19,497                   $  249,530
                                                                                           -----------                  ----------




----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                          VOLU-SOL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Volu-Sol, Inc. and Volu-Sol Reagents Corporation, its wholly owned subsidiary (collectively, the "Company"), have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1998.

(2)      RELATED-PARTY TRANSACTIONS

From March 5, 1997 through March 31, 1999, the Company borrowed money from Biomune Systems, Inc. ("Biomune,"the Company's former parent) totaling $486,500 (through the date of this report), of which $372,149 remains outstanding as of the date of this report, and is evidenced by a promissory note. The note bears interest at an annual rate of ten percent and is due on demand. Accrued but unpaid interest on the note totaled $28,961 at March 31, 1999 and is included in "accrued interest payable" in the accompanying condensed consolidated balance sheet as of March 31, 1999. As of March 31, 1999 the note is no longer owed to the former parent but to another entity. The Company anticipates repaying this debt from proceeds raised in a private placement of the Company's Series A Preferred Stock (see Note 4).

(3)      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of March 31, 1999:

Raw materials, packaging and supplies                      $ 45,810
Instruments, biological stains and reagents                 123,879
                                                          ---------

                                                          $ 169,689
                                                          =========


(4)      SERIES A PREFERRED STOCK

As of March 31, 1999, the Company has $900,000 of subscriptions receivable from the sale of 4 ,500 shares of Series A Preferred Stock. During the six months ended March 31, 1999, the Company sold 447.5 shares of Series A Preferred Stock for $89,500 in cash. During the six months ended March 31, 1999, the Company issued a total of 1,325 shares of Series A Preferred Stock as fees for consulting services provided to the company. The Series A Preferred Stock is convertible into Common Stock. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80 % of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. An investor that subscribed to 6,000 shares of the Company's Series A Preferred at $200 per share has paid $300,000 of a total $1,200,000 subscription. The investor has notified the Company that it will pay the $900,000 balance of its subscription at such time as the Common Stock of the Company begins trading.

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

During the six months ended March 31, 1999 the Company issued 481,635 shares of Common Stock, as part of the original divestiture, in the nature of a dividend.

At March 31, 1999, there were outstanding options to purchase 446,100 shares of Common Stock and there were 6,667.65 shares of Series A Preferred Stock convertible into a minimum of 1,066,824 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive. The options were granted to holders of options to purchase Biomune Common Stock at the time of the divestiture of the Company by Biomune.

(6)      SUBSEQUENT EVENTS

As of May 13 , 1999 the Company sold 25 shares of Series A Preferred Stock for net proceeds of $5,000.

ITEM 2.           Management's Discussion and Analysis or Plan of Operation

         Until October 1, 1997, the Company operated as a division and then a wholly owned subsidiary of Biomune. Effective October 1, 1997, Biomune divested itself of the Company by distributing Volu-Sol Common Stock to holders of Biomune Common Stock as of March 5, 1997. Since October 1, 1997, the Company has operated as a separate entity. The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply that any condition or circumstance discussed herein will necessarily continue in the future.

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

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

         During the three months ended March 31, 1999, the Company's revenues totaled $116,813 compared to $115,887 for the three months ended March 31, 1998. This increase in revenues resulted primarily from the sales of reagents.

         Cost of revenues for the three months ended March 31, 1999 totaled $78,143 compared to $97,922 for the three months ended March 31, 1998. The overall gross margin for the three months ended 1999 was 33% of revenues compared to 16% of revenues for the comparable three months ended in 1998. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase that was implemented in March 1998. The increased gross margin results from a continued effort to create a leaner production team and better inventory management.

         Selling, general and administrative expenses totaled $230,627 for the three months ended March 31, 1999, compared to $179,395 for the three months ended March 31, 1998, an overall increase of $51,232.
This increase is primarily attributable to consulting expenses paid.

         Interest expense increased from $9,763 for the three months ended March 31, 1998 to $9,924 for the three months ended March 31, 1999. The increase in interest expense is due to additional borrowings from Biomune, the Company's former parent.

         The Company incurred a net loss applicable to common shares of $238,502 for the three months ended March 31, 1999 compared to a net loss applicable to common shares of $179,794 for the three months ended March 31, 1998. This increase is due primarily to consulting expenses paid during the quarter.

         It is anticipated that the net losses applicable to common shares will increase in the future due to the accrual of dividends payable on the Series A Preferred Stock. As of March 31, 1999, the Company had remaining subscriptions receivable totaling $900,000. If only those subscriptions are collected and no further sales of Series A Preferred Stock are made, the net loss applicable to common shares would increase by approximately $225,000 for the one-time charge related to the beneficial conversion feature and by approximately $90,000 per year for recurring dividends at 10 %.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31,1998

         During the six months ended March 31, 1999 the Company generated revenues totaling $250,732 compared to $237,288 for the six months ended March 31, 1998. This increase in revenues is mainly attributable to increased sales of Volu-Sol stains.

         Cost of revenues for the six months ended March 31, 1999 totaled $171,244 compared to $218,341 for the six months ended March 31, 1998. The overall gross margin for the six months ended March 31, 1999 was 32% of revenues compared to 8% of revenues for the comparable six months ended in 1998. This is attributable to a more efficient production team and an increase in prices implemented March 1998.

         Selling, general and administrative expenses totaled $508,625 for the six months ended March 31, 1999, compared to $351,107 for the six months ended March 31, 1998, an overall increase of $157,518. This increase is due to payment of Board of Directors fees.

         Interest expense decreased from $19,606 for the six months ended March 31, 1998 to $17,632 for the six months ended March 31, 1999. The decrease in interest expense is due to repayment of borrowings to Biomune, the Company's former parent.

         The Company incurred a net loss applicable to common shares of $512,618 for the six months ended March 31, 1999 compared to a net loss applicable to common shares of $369,551 for the six months ended March 31, 1998. This increase in net loss is primarily due to dividends and consulting expenses as well as an increase in selling, general, and administrative expenses.

Liquidity and Capital Resources

         The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through March 31, 1999, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,900,000. Of this amount, $372,149 represents a note payable to Biomune through the date of this report which bears interest at the rate of 10% per year and which is payable on demand. The Company has announced its intentions to sell up to 12,000 shares of its Series A Preferred Stock for $2,400,000. The Series A Preferred Stock is convertible into Common Stock of the Company. The "conversion price" which is the basis for such conversion is the lesser of (i) 80% of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. The Company issued a total of 180 shares of Series A Preferred Stock during the three months ended March 31, 1999, covered by this report.

         The Company intends to use the proceeds from the sale of the Series A Preferred to repay its indebtedness to Biomune, pay the expenses of the offer and sale of the stock and expenses incurred in the divestiture of the Company, acquire yet-to-be identified complimentary businesses or product rights, and supplement working capital. The Company believes that cash generated by operations, together with the proceeds from the sale of its securities will be sufficient to meet its capital requirements for a minimum of twelve months.

         As of March 31, 1999, the Company had cash of $19,497 and negative working capital of $254,066 compared to cash of $249,530 and negative working capital of $62,439 as of March 31, 1998.

         During the six months ended March 31, 1999, the Company's operating activities used cash of $182,414, much of which was provided by the sale of Series A Preferred Stock and funds borrowed from Biomune. During the six months ended March 31, 1998, the Company's operating activities used cash in the amount of $298,915, which was provided by the sale of Series A Preferred Stock.

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

           The following information sets forth certain information for all securities the Company sold during the quarter ended March 31, 1999, without registration under the Securities Act of 1933 (the "Securities Act").

         During the three months ended March 31, 1999, the Company sold 180 shares of Series A Preferred Stock for cash proceeds totaling $36,000. All sales were to accredited investors (as that term is defined in Rule 501 under Regulation D).

         The Series A Preferred is convertible to Common Stock at the holder's option into the number of shares of the Company's Common Stock determined by dividing $200.00 plus any accrued and unpaid regular or special dividends by an amount equal to the lesser of (i) the market price of the Common Stock on the date of conversion less 20%; or (ii) $1.25. In the event of a merger, consolidation or sale of all or substantially all of the assets of the Company or a similar business combination involving the Company, all of the shares of Series A Preferred, at the option of the holder, may be converted into the number of shares of Common Stock into which the shares of Series A Preferred are convertible at the time of the closing of such transaction. Based on a conversion factor of $200/$1.25, the number of shares issued during the last two fiscal years would be convertible into a total of 1,066,824 shares of Common Stock as of March 31, 1999.

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


ITEM 4.           Exhibits and Reports on Form 8-K

         (a)      Exhibits Required by Item 601 of Regulation S-B

         Exhibit No.                Description

         27                         Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company filed no current Reports on Form 8-K in the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VOLU-SOL, INC.



Date: May 13, 1999                  By: /s/  W. W. Kirton, III
                                             -----------------------------------
                                             Wilford W. Kirton, III,
                                             Chief Executive Officer






Date: May 13, 1999                   By: /s/  Michael G. Acton
                                             -----------------------------------
                                             Michael G. Acton,
                                             Acting Principal Accounting Officer





















S:\KRP\volusol\10QSB\10-QSB.3-31-99.wpd