Form 10QSB
period 1999-06-30
VOLU SOL INC
filed 1999-08-16
CIK 1045942

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                             OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                               -------------
                          .
           ---------------



                        Commission File Number 0-23153

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

                                (801) 974-9474
                         (Issuer's telephone number)





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 9, 1999, the issuer had issued and outstanding 2,702,202 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format
(Check One):

Yes                  No  X
    ----               ----

                               TABLE OF CONTENTS



PART I.              FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
   1.    Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 30, 1999...3

         Unaudited Condensed Consolidated Statements of Operations for
         the three and nine months ended June 30, 1999 and 1998................4

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the nine months ended June 30, 1999 and 1998..........................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

   2.    Management's Discussion and Analysis or Plan of Operation.............7


PART II.             OTHER INFORMATION........................................10

                                     PART I

 ITEM 1 - Financial Statements

                        VOLU-SOL, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS


                                                                                             June 30,
                                                                                               1999
                                                                                               ----

Current assets:
  Cash and cash equivalents                                                                  $     21,318
 Accounts receivable, less allowance for doubtful accounts of $2,188                               75,212
  Inventories                                                                                     166,083
                                                                                             ------------
       Total current assets                                                                       262,613

Property and equipment, net                                                                       126,361
Other assets                                                                                       19,347
                                                                                             ------------
       Total assets                                                                          $    408,321
                                                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                                           $     30,859
 Accrued liabilities                                                                               22,560
 Preferred stock dividends payable                                                                110,220
 Accrued interest payable                                                                               -
 Notes payable                                                                                          -
                                                                                             -------------
        Total current liabilities                                                                 169,639
                                                                                             -------------
 Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $.0001 par value; 10,000,000 shares authorized 15,157 shares
          outstanding (aggregate liquidation preference $3,053,656)                             3,031,319
    Common Stock, par value $.0001; 50,000,000 shares authorized, 2,702,202 shares
        issued and outstanding                                                                        270
   Additional paid-in capital                                                                   1,760,194
   Preferred stock subscriptions receivable                                                      (900,000)
   Accumulated deficit                                                                         (3,647,101)
                                                                                             -------------
       Total stockholders' equity                                                                 244,682
                                                                                             -------------
       Total liabilities and stockholders' equity                                            $    408,321
                                                                                             =============









                The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                         VOLU-SOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                For the Three Months             For the Six Months
                                                                   Ended June 30,                  Ended June 30,

                                                                 1999              1998            1999            1998
                                                                ------            ------          ------          ------
Sales                                                       $       134,954    $     143,809   $     385,686   $     381,097
Cost of goods sold                                                   66,926          104,503         239,035         322,844
                                                            ----------------
          Gross Margin                                               68,028           39,306         146,651          58,253
Selling, general and administrative expenses                        137,484          184,042         648,173         535,149
                                                            ----------------   --------------  --------------  --------------
          Loss from operations                                      (69,456)        (144,736)       (520,248)       (476,896)
Other income (expense):
          Interest Income                                               (12)           1,536             140           4,081
          Interest Expense                                          (10,134)          (7,826)        (18,864)        (27,432)
                                                            ----------------   --------------  --------------  --------------
Net loss before provision for income taxes                          (79,602)        (151,026)       (520,248)       (500,247)
Provision for income taxes                                              100                -             300               -
          Net loss                                          $       (79,702)   $    (151,026)    $  (520,548)  $    (500,247)
                                                            ----------------   --------------  --------------  --------------
Dividends on Series A preferred stock                               (34,388)         (18,290)       (100,220)        (205,370
                                                            ----------------   --------------  --------------  --------------
Net loss applicable to common stock                         $      (114,090)   $    (169,316)    $  (630,766)  $    (705,617)
                                                            ---------------    -------------   --------------  --------------
Net loss per common share - basic and diluted                         (0.04)           (0.08)          (0.23)          (0.33)
                                                            ----------------   --------------  --------------  --------------
Weighted average common shares outstanding                        2,702,000        2,111,000       2,693,000       2,111,000
                                                            ----------------   --------------  --------------  --------------































                  The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         VOLU-SOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 For the Six Months
                                                                                   Ended June 30,

                                                                                1999               1998
                                                                               ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    (446,641)      $ (500,247)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                  39,951           59,771
    Preferred stock issued for services (increase) decrease in:
   Accounts receivable                                                            (7,222)          (6,478)
   Inventories                                                                    (1,119)         (14,813)
   Other assets                                                                   15,188          (12,140)
  Decrease in:
      Accounts payable                                                           (27,537)          23,805
      Accrued liabilities                                                       (180,014)          (5,260)
                                                                           --------------
      Net cash used in operating activities:                                    (180,394)        (455,362)
                                                                           --------------      -----------
 Cash flows from investing activities Cash flows from financial activities:
     Proceeds from sale of preferred stock                                        89,500          270,000
     Proceeds from notes payable                                                  96,000                -
     Principal Payment                                                                           (117,856)
         Net cash provided by financing activities                               185,500          152,144
                                                                           --------------      -----------
         Net increase (decrease) in cash                                           5,106         (307,594)
  Cash, beginning of period                                                       16,412          337,691
                                                                           --------------      -----------
  Cash, end of period                                                      $      21,318       $   30,097
                                                                           ==============      ===========























                   The  accompanying   notes  are  an  integral  part  of  these
unaudited condensed consolidated statements.

                          VOLU-SOL, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements of Volu-Sol, Inc. and Volu-Sol Reagents Corporation, its wholly owned subsidiary (collectively, the "Company"), have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1998.

(2) RELATED-PARTY TRANSACTIONS

From March 5, 1997 through June 30, 1999, the Company borrowed money from Biomune Systems, Inc. its former parent ("Biomune") totaling $486,500. At March 31, 1999, the amount owed Biomune was $400,961, payable pursuant to a promissory note bearing interest at an annual rate of ten percent and due on demand. Biomune sold the note during the nine months ended June 30, 1999. The note was paid in full by the Company by issuing 2,011 shares of its Series A Preferred Stock at the request of the new noteholder.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of June 30, 1999:

Raw materials, packaging and supplies                          $  39,635
Instruments, biological stains and reagents                      126,449
                                                               ---------
                                                               $ 166,084

(4) SERIES A PREFERRED STOCK

As of June 30, 1999, the Company has $900,000 of subscriptions receivable from the sale of 4,500 shares of Series A Preferred Stock. During the nine months ended June 30, 1999, the Company sold shares 657.5 of Series A Preferred Stock for $131,500 in cash. During the nine months ended June 30, 1999, the Company issued a total of 13,025 shares of the company's Series A Preferred Stock as commissions for consulting services provided to the Company. The Company also issued 2,011 shares of Series A Preferred Stock in satisfaction of the Note. The Series A Preferred Stock became convertible into Common Stock beginning January 1, 1998. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80% of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share. An investor that subscribed to 6,000 shares of the Company's Series A Preferred at $200 per share has paid $300,000 of a total $1,200,000 subscription.

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

During the nine months ended June 30, 1999 the Company issued 490,795 shares of Common Stock, as part of the original divestiture, in the nature of a dividend.

At June 30, 1999, there were outstanding options to purchase 446,100 shares of Common Stock and there were 8,724 shares of Series A Preferred Stock convertible into a minimum of 1,395,840 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti dilutive. The options all relate to options to purchase Biomune common stock outstanding at the time of the divestiture. The holders of such Biomune options were also granted options to purchase Volu- Sol common stock.

(6) SUBSEQUENT EVENTS

Following June 30, 1999, the Company sold 140 shares of Series A Preferred Stock for net proceeds of $28,000.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998.

           During the three months ended June 30, 1999, the Company's revenues totaled $134,954 compared to $143,809 for the three months ended June 30, 1998. This decrease in revenues resulted primarily from a decrease in sales of reagents.

           Cost of revenues for the three months ended June 30, 1999 totaled $66,926 compared to $104,503 for the three months ended June 30, 1998. The overall gross margin for the three months ended 1999 was 50% of revenues compared to 27% of revenues for the comparable three months ended in 1998. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase that was implemented in March 1998. The increased gross margin results from a continued effort to create a leaner production team and better inventory management.

           Selling, general and administrative expenses totaled $137,484 for the three months ended June 30, 1999, compared to $184,042 for the three months ended June 30, 1998, an overall decrease of $46,561. This decrease is attributed to a continued effort to create a leaner management team.

           Interest expense increased from $7,826 for the three months ended June 30, 1998 to $10,134 for the three months ended June 30, 1999. The increase in interest expense is due to additional borrowings from Biomune during the period.

           The Company incurred a net loss applicable to common shares of $114,066 for the three months ended June 30, 1999 compared to a net loss applicable to common shares of $169,316 for the three months ended June 30, 1998.

           It is anticipated that net losses applicable to common shares will increase in the future due to dividend requirements associated with the Series A Preferred Stock. As of June 30, 1999, the Company had remaining subscriptions receivable totaling $900,000. If only those subscriptions are collected and no further sales of Series A Preferred Stock are made, the net loss applicable to common shares would increase by approximately $225,000 for the one-time charge related to the beneficial conversion feature and by approximately $90,000 per year for recurring dividends at 10%.

Comparison of the Nine Months Ended June 30, 1999 to Nine Months Ended June 30, 1998

           During the nine months ended June 30, 1999, the Company generated revenues totaling $385,686 compared to $381,097 for the nine months ended June 30, 1998. This increase in revenues is mainly attributable to increased sale of Volu-Sol stains.

           Cost of revenues for the nine months ended June 30, 1999 totaled $239,035 compared to $322,844 for the nine months ended June 30, 1998. The overall gross margin for the nine months ended June 30, 1999 was 38% of revenues compared to 5% of revenues for the comparable nine months ended in 1998. This is attributable to a more efficient production team and an increase in prices implemented March 1998.

           Selling, general and administrative expenses totaled $648,173 for the nine months ended June 30, 1999, compared to $535,149 for the nine months ended June 30, 1998, an overall increase of $113,024. This increase is due to expenses associated with compliance with periodic reporting requirements of securities laws and distribution of the Company's shares in connection with its divestiture by Biomune.

           The Company incurred a net loss applicable to common shares of $630,766 for the nine months ended June 30, 1999 compared to a net loss applicable to common shares of $705,617 for the nine months ended June 30, 1998. This decrease in net loss is primarily due to a decrease in selling, general and administrative expenses as well as a reduction in cost of goods sold.

Liquidity and Capital Resources

           The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through March 31, 1999, Biomune financed the Company's operations through a series of loans and other capital contributions. The Company also sold shares of Series A Preferred Stock to provide additional working capital.

           The Company believes that cash generated by operations, together with the proceeds from additional sales of its securities will be sufficient to meet its capital requirements for a minimum of twelve months.

           As of June 30, 1999, the Company had cash of $21,318 and positive working capital of $92,974 compared to cash of $16,411 and negative working capital of $145,665 as of September 30, 1998.

           During the nine months ended June 30, 1999, the Company's operating activities used cash of $180,394, much of which was provided by the sale of Series A Preferred Stock and funds borrowed from Biomune. During the nine months ended June 30, 1998, the Company's operating activities used cash in the amount of $298,915, which was provided by the sale of Series A Preferred Stock. During the nine-month period ended June 30, 1999, the Company repaid the note to the new shareholder by issuing 2,011 shares of Series A Preferred Stock to the new noteholder. The Note has been cancelled and the Company has no further obligations thereunder.

           The Company has no credit facility with any commercial lending institution. In the past, the Company borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding for debt financing in the future.

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

Forward-looking Statements and Certain Risk Factors

           Statements which are not historical facts contained in this report are forward-looking statements. Section 21E of the Securities Exchange Act of 1934, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis or Plan or Operation also contemplate a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. The risk factors discussed in Part I, Item I ("Business") and in the "Management's Discussion and Analysis or Plan or Operation" (Item 6) of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 may also affect actual operating results.

                         PART II - OTHER INFORMATION

ITEM 2.                        Changes in Securities

           Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

           The following information sets forth certain information for all securities the Company sold during the quarter ended June 30, 1999, without registration under the Securities Act of 1933 (the "Securities Act").

           During the nine months ended June 30, 1999, the Company sold 210 shares of Series A Preferred Stock for cash proceeds totaling $42,000. All sales were to accredited investors (as that term is defined in Rule 501 under Regulation D).

           The Company also issued 2,011 shares of Series A Preferred Stock to satisfy a note payable in the principal amount of $372,411, and accrued interest of $29,789.

           The Series A Preferred is convertible to common stock at the holder's option into the number of shares of the Company's common stock determined by dividing $200.00 plus any accrued and unpaid regular or special dividends by an amount equal to the lesser of (i) the market price of the common stock on the date of conversion less 20%; or (ii) $1.25. In the event of a merger, consolidation or sale of all or substantially all of the assets of the Company or a similar business combination involving the Company, all of the shares of Series A Preferred, at the option of the holder, may be converted into the number of shares of common stock into which the shares of Series A Preferred are convertible at the time of the closing of such transaction. Based on a conversion factor of $200/$1.25, the number of shares issued during the last two fiscal years would be convertible into a total of 1,066,824 shares of common stock as of June 30, 1999.

           Notwithstanding the conversion rights of the Series A Preferred, no single holder (or group of affiliated holders) may convert shares of Series A Preferred into shares of common stock in an amount that would result in such holder's aggregate ownership of shares of common stock exceeding 4.9% of the total number of issued and outstanding shares of common stock.

           In making the foregoing offers and sales of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, which exempts transactions that do not involve any public offering of securities from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would be sold only upon registration under the Securities Act or pursuant to an applicable exemption from such registration.


ITEM 4               Exhibits and Reports on Form 8-K

                (a)  Exhibits Required by Item 601 of Regulation S-B

           Exhibit No.         Description

           27                  Financial Data Schedule

                (b)  Reports on Form 8-K

           The Company filed no current Reports on Form 8-K in the quarter ended June 30, 1999.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             VOLU-SOL, INC.




Date:   August 16, 1999                      By:  /s/   W.W. Kirton, III
                                                --------------------------------
                                             Wilford W. Kirton, III,
                                             Chief Executive Officer






Date:   August 16, 1999                      By:  /s/   Michael G. Acton
                                                --------------------------------
                                             Michael G. Acton,
                                             Acting Principal Accounting Officer