Form 10QSB/A
period 1999-06-30
VOLU SOL INC
filed 1999-08-17
CIK 1045942

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB/A

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

        This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Volu-Sol, Inc., is submitted to amend the following ItemS, which originally were submitted as part of the Quarterly Report filed with the Securities and Exchange Commission as of August 16, 1999:




                               TABLE OF CONTENTS



PART I.              FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
Item 1.    Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 30, 1999...3

         Unaudited Condensed Consolidated Statements of Operations for
         the three and nine months ended June 30, 1999 and 1998................4

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the nine months ended June 30, 1999 and 1998..........................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

   2.    Management's Discussion and Analysis or Plan of Operation.............7


Pursuant to SEC Rule 12b-15, the foregoing Items, as amended hereby, are set forth below in their entirety.

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

                         VOLU-SOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                 For the Nine Months
                                                                                   Ended June 30,


                                                                                1999               1998
                                                                               ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    (520,548)      $ (500,247)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                  59,920           59,771
      Provision for losses                                                          (983)
    Preferred stock issued for services                                          265,000                -
  (Increase) Decrease in:
   Accounts receivable                                                           (11,516)          (6,478)
   Inventories                                                                     2,488          (14,813)
   Other assets                                                                   17,118          (12,140)
  Decrease in:
      Accounts payable                                                           (18,628)          23,805
      Accrued liabilities                                                        (15,109)          (5,260)
                                                                           --------------
      Net cash used in operating activities:                                    (222,255)        (455,362)
                                                                           --------------      -----------
 Cash flows from investing activities Cash flows from financial activities:
     Proceeds from sale of preferred stock                                       131,502          270,000
     Proceeds from notes payable                                                  96,000                -
     Principal Payment                                                                           (117,856)
         Net cash provided by financing activities                               227,502          152,144
                                                                           --------------      -----------
         Net increase (decrease) in cash                                           4,907         (307,594)
  Cash, beginning of period                                                       16,412          337,691
                                                                           --------------      -----------
  Cash, end of period                                                      $      21,318       $   30,097
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


           During the nine months ended June 30, 1999, the Company's operating activities used cash of $222,255, much of which was provided by the sale of Series A Preferred Stock and funds borrowed from Biomune. During the nine months ended June 30, 1998, the Company's operating activities used cash in the amount of $298,915, which was provided by the sale of Series A Preferred Stock. During the nine-month period ended June 30, 1999, the Company repaid the note to the new shareholder by issuing 2,011 shares of Series A Preferred Stock to the new noteholder. The Note has been cancelled and the Company has no further obligations thereunder.


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