Form 10KSB
period 1999-09-30
VOLU SOL INC
filed 2000-01-13
CIK 1045942

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999
[ ]    Transition report under section 13 or 15(d) of the Securities Exchange
       Act of 1934 for transition period from           to          .
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended September 30, 1999 were $528,904.

Registrant's common stock has not traded and there is no market for the registrant's common stock at this time.

The number of shares of common stock of the registrant outstanding as of January 7, 2000 was 2,721,042.

Transitional Small Business Disclosure
Format (Check one):
Yes ___ No  X

                                  Part I

Item 1.    Business

Introduction

           Volu-Sol, Inc. (the "Company" or "Volu-Sol") was incorporated in Utah on July 27, 1995, as a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). Volu-Sol was organized to engage in the business of manufacturing and marketing medical diagnostic stains and solutions and related equipment, which business operations were conducted before that time as an unincorporated division of Biomune called the Volu-Sol Medical Division. Biomune purchased the assets comprising the Volu-Sol Medical Division in December 1991 from Logos Scientific, Inc. Biomune transferred all of the net assets of the Volu-Sol Medical Division to the Company. Through fiscal 1995, Volu-Sol operated out of leased facilities in Henderson, Nevada. In October 1995, the Company relocated to West Valley City, Utah, where its manufacturing facility and corporate offices are presently located.

           A total of 2,211,407 shares of the Company's Common Stock were distributed pro rata as a stock dividend to the holders of the Common Stock of Biomune. As a consequence of the distribution, Volu-Sol ceased to be a subsidiary of Biomune and commenced operations as a separate, independent company. Volu-Sol continues conducts the operations it conducted as a subsidiary of Biomune.

Special Note Regarding Forward-looking Information

           Certain statements in this Item 1 - "Business" and in Item 6 - "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Exchange Act. For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth in "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation."

Business Strategy

           Volu-Sol's primary business strategy is to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and to grow through the selective acquisition of complimentary businesses, devices and product lines. Volu-Sol's strategy includes the following elements:

           Acquire Complementary Businesses, Products and Technologies. Volu-Sol intends to evaluate potential acquisitions of distributors and complementary products and businesses from time to time and to consummate transactions in those situations where there is an appropriate economic and strategic fit with the Company's.

           Expand Distribution. Volu-Sol intends to increase its distribution base through agreements with independent distributors.

           Develop Broader Product Lines. Volu-Sol offers over 70 products in five major product lines as well as instrumentation, in an effort to serve effectively a diverse and highly decentralized industry. Volu-Sol believes that its many and diverse products economically and reliably address the needs of medical diagnosticians and laboratory technicians. Nevertheless, Volu-Sol has determined that it can improve its revenue-generating capacity by adding to its existing product line.

           Offer Top Quality Products. Volu-Sol constantly strives to offer products with the greatest purity and reliability possible through its quality control system. It intends to continue to assure the quality of its product line.

           Outsource Non-Stain Manufacturing. To minimize capital requirements associated with the manufacture of products other than stains, solutions and other chemicals, Volu-Sol intends to continue to take advantage of strategic alliances with third-party manufacturers.

           Esprit de Corps. Volu-Sol seeks to create a team spirit among its employees, foster awareness of its objectives and strategies at all levels and reward meritorious performance with compensation and other incentives. Volu-Sol believes this creates loyalty to and pride in its products, which translates into greater product quality and enhanced customer service.

Research and Development

           Volu-Sol has not invested material amounts in research and development because of the extent of the product line acquired when Biomune purchased the assets comprising the Volu-Sol business. Volu-Sol does not presently anticipate making material investments in research and development for the foreseeable future.

Dependence on Major Customers

           During the fiscal year ended September 30, 1999, Volu-Sol had sales to a company which accounted for approximately 11% and 12%, respectively of the Company's total revenues. Another single customer accounted for approximately 15% of the Company's total revenues during fiscal year 1999 and 1998.

Employees

           At September 30, 1999 Volu-Sol had 5 full time employees and 3 part-time employees. Volu-Sol will, as needed, hire additional employees or sub-contract the balance of its personnel requirements through independent contractors. Volu-Sol's manufacturing operations do not require specially-skilled employees and Volu-Sol believes that it will be able to satisfy its labor requirements for the foreseeable future. The Company's employees are not represented by a collective bargaining arrangement, and Volu-Sol believes its relationship with its employees is good.

Item 2.    Properties

           Volu-Sol leases approximately 11,500 square feet of laboratory facilities at 5095 West 2100 South, West Valley City, Utah from a third party. The leased premises serve as the Company's manufacturing, warehouse and shipping facilities as well as its corporate headquarters and offices. Base monthly rent payments are $4,620. The monthly base rent amount is subject to annual adjustments according to changes in the Consumer Price Index. The lease extends through November 2000 and the Company anticipates it will renew the Lease.

Item 3.    Legal Proceedings

           Volu-Sol is not a party to, and none of its property is subject to, any pending or threatened legal proceedings which, in the opinion of management, are likely to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of shareholders during the fourth quarter of fiscal year 1999.

                                    Part II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters

           Market. Prior to the Distribution, all of the Company's Common Stock was owned by Biomune and consequently there has never been a public trading market for the Company's securities. Although Volu-Sol anticipates that a public market for over-the-counter trading of the Company's securities may develop in the future, there can be no assurance that such a market will ever develop or that it will be sustained. At such time, if any, as Volu-Sol satisfies applicable entry or listing criteria, Volu-Sol may seek to include or list its Common Stock on a securities market or exchange. Volu-Sol does not meet those listing qualifications at this time. There is presently no market for the Company's Common Stock and there is no assurance that a market will ever develop. There can be no assurance that Volu-Sol will ever be able to satisfy such criteria or that its application for inclusion or listing on the Nasdaq Stock Market or securities exchange will be accepted.

           Holders. As of January 7, 2000, there were approximately 1,295 record holders of the Company's Common Stock.

           Dividends. Since its incorporation, Volu-Sol has not declared any dividend on any of its Common Stock. Volu-Sol does not anticipate declaring a dividend on any of its Common Stock for the foreseeable future. The Series A Preferred accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of Preferred Stock at the option of the Company.

           During the fiscal year ended September 30, 1999 a 10% dividend in the form of 848.4 additional shares was declared and paid on the outstanding shares of Series A Preferred.

           Dilution. Volu-Sol has a large number of shares of Common Stock authorized in comparison to the number of shares issued and outstanding. The Board of Directors determines when and under what conditions and at what prices to issue the stock of the Company. In addition, a significant number of shares of Common Stock of the Company are reserved for issuance upon exercise of purchase or conversion rights. Volu-Sol agreed with Nasdaq to issue additional shares of common stock in connection the distribution. The issuance of any shares, whether in connection with the Distribution, new equity offerings, acquisitions, or the exercise of option or conversion rights will result in dilution of the equity and voting interests of existing shareholders, including those receiving their shares in the Distribution.

           Transfer Agent and Registrar. The transfer agent and registrar for the Company's Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York City, NY 10005.

Recent Sales of Unregistered Securities

           The following information sets forth certain information for all securities sold by the Company during the past three years without registration under the Securities Act of 1933 (the "Securities Act").

1997
           In February 1997, Biomune, the Company's former parent, declared that it would divest itself of the Company in a dividend by which one share of Volu-Sol common stock would be issued to each Biomune stockholder of record as of March 5, 1997 for every 10 shares of Biomune common stock held by such stockholder. The divestiture of Volu-Sol was effective as of October 1, 1997. Volu-Sol registered its common stock as a class under Section 12(g) of the Exchange Act of 1934 by filing a Form 10 S-B which was declared effective by the SEC December 1, 1997. On or about February 1, 1998, the dividend shares of Volu-Sol Common Stock were delivered to Biomune stockholders who had been shareholders of record as of March 5, 1997.

           Both Volu-Sol and Biomune were unaware that Nasdaq had announced February 11, 1998 to be the ex-dividend date for the spin-off distribution, notwithstanding the fact that Biomune had previously notified Nasdaq and publicly announced that March 5, 1997 would be the ex dividend date. Consequently, holders of Biomune common stock as of February 11, 1998 were informed by Nasdaq that they would receive the dividend of one share Volu-Sol common stock for each share of Biomune common stock held by them as of such date.

           After consultation with the NASD, parent of the Nasdaq Stock Market, Biomune and Volu-Sol agreed to issue additional shares of Volu-Sol common stock as part of the original dividend announced March 5, 1997, to cover (a) the dividend in Volu-Sol that technically inured to the benefit of the holders of Volu-Sol's common stock issued between March 5, 1997 and February 11, 1998 by reason of the Nasdaq action; and (b) short positions held by accounts which purchased Biomune common stock after March 5, 1997 and before February 11, 1998, which were purchased from accounts not then held in "street name" and which did not, therefore, by operation of Depository Trust procedures, send on the Volu-Sol dividend shares when they were physically received. Street name accounts were electronically credited with the dividend shares.

           Immediately prior to the issuance of such additional dividend shares, Volu-Sol had 2,111,216 shares of Common Stock issued and outstanding. The number of additional shares to be issued as part of the dividend is not expected to exceed 3,500,000 shares. Since the original distribution, a total of 609,826 additional shares of common stock have been issued to former Biomune stockholders.

           Volu-Sol sold 797.5 shares of Series A Preferred to accredited investors for $159,500. The offer and sale was made in accordance with exemptions under Section 4(2) and 3(b) of the Securities Act, including Rule 506 of Regulation D.

1998

           During fiscal year 1998, Volu-Sol sold 1,835 shares of Series A Preferred to accredited investors for cash of $312,000. Volu-Sol also issued a total of 800 shares of Series A Preferred, valued at $160,000, for services provided to the Company by employees and consultants, including commissions earned in connection with the sale of the Series A Preferred to the accredited investors described above. The Company also issued 15 shares in settlement of a lawsuit.

1999

           During  fiscal  year 1999,  Volu-Sol  sold  797.5 shares  of Series A
Preferred Stock for cash proceeds totaling $159,500. All sales were to accredited investors. In addition, Volu-Sol issued 848.4 shares of Series A Preferred Stock as a stock dividend to its Series A holders and 2,460 shares of Series A Preferred Stock to certain employees, orricers, directors, and consultants as compensation for services rendered to the Company. Volu-Sol also issued 2,011 shares of Series A Preferred Stock to satisfy a note payable to Biomune in the principal amount of $372,411, and accrued interest of $29,789.

           With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, Volu-Sol relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.

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

           When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Volu-Sol undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Results of Operations

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

           In the fiscal year ended September 30, 1999, Volu-Sol had revenues totaling $528,904 compared to $514,256 for fiscal year ended September 30, 1998.

           Cost of goods sold in the fiscal year ended September 30, 1999 totaled $364,646 compared to $399,013 for the fiscal year ended September 30, 1998. The overall gross margin for the fiscal year ended September 30, 1999 was approximately 31% compared to 22.4% of revenues in fiscal year 1998.

           Selling, general and administrative expenses totaled $938,898 in fiscal year 1999, compared to $804,551 in 1998, an overall increase of $134,347.

           Volu-Sol incurred a net loss of $906,500 in 1999, compared to a net loss of $719,781 in fiscal year 1998. This net loss is the result of increased selling, general and administrative expenses in 1999 and a write-down of inventory.

Liquidity and Capital Resources

           Volu-Sol currently is unable to finance its operations solely from its cash flows from operating activities. During the year ended September 30, 1999, the Volu-Sol financed its operations primarily through the sale of 797.5 shares of Series A Preferred for gross proceeds of $159,500. These proceeds were used to supplement cash from operations as working capital.

           In addition, during the year ended September 30, 1999, the Company borrowed $70,000 from Biomune, its former parent. The obligation was repaid by the issuance of 2,011 shares of Series A Preferred Stock.

           As of September 30, 1999, the Company had cash and cash equivalents of $44,123 and working capital of $113,340, compared to cash of $16,411and working capital of $145,665 as of September 30, 1998.

           Interest expense decreased from $34,683 in fiscal year 1998 to $18,864 in the fiscal year ended September 30, 1999.

           During fiscal year 1999, the Company's operating activities used cash of $227,449 compared to $539,337 in 1998. This cash was primarily provided by the sale of Series A Preferred Stock in both years.

           Volu-Sol presently has no credit facility with any commercial lending institution. In the past, Volu-Sol borrowed and received capital from time to time from Biomune, but Volu-Sol has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future. It is anticipated that Volu-Sol will obtain funding through the sale of its securities to provide cash to meet its operating needs. There can be no assurance that its efforts to sell its securities will be successful or that additional financing will not be needed in the future.

Recent Accounting Pronouncements

           For the year ended September 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

           SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

           During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. Volu-Sol adopted SOP 98-5 in its fiscal year that began October 1, 1999.

Risk Factors

           This Report contains forward-looking statements which may be affected by, risks and uncertainties including many that are outside the Company's control. The Company's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this Report.

           Absence of Profitable Operations. From its inception, Volu-Sol has not achieved profitable operations and continues to operate at a loss. The present business strategy is to improve profitability and cash flows by adding to its existing product line. While management believes the cash generated by operations together with the proceeds from the sale of Series A Preferred will satisfy its ordinary cash requirements for at least 12 months, there can be no assurance that Volu-Sol will ever be able to achieve profitable operations or that it will not require additional financing to achieve its business plan. See "Management's Discussion and Analysis or Plan of Operation."

           "Going Concern" Issues. The financial statements of the Company have been prepared on the assumption that it will continue as a going concern. The Company's product line is limited and it has been necessary to rely upon loans and capital contributions to sustain operations. Additional financing is required if the Company is to continue as a going concern. If additional funding is not obtained, the Company will be required to scale back or discontinue its operations.

           Uncertainty of Future Financial Results. Profitability depends upon many factors, including the success of its marketing program, its ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of the its business activities. Volu-Sol has an accumulated deficit as of September 30, 1999 of $4,092,473.
Volu-Sol anticipates that it will continue to incur operating losses in the future. Volu-Sol's ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing and distribution system. There can be no assurance that the Company will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, Volu-Sol may be required to materially curtail or cease its operations. See "Management's Discussion and Analysis or Plan of Operation."

           Intense Competition. The medical diagnostic supply and biochemical industries, including those segments devoted to manufacturing and distributing laboratory equipment, stain solutions and chemical reagents are characterized by intense competition. Volu-Sol faces, and will continue to face, competition in the stain solution, reagent and related equipment fields. Many, if not most, of the Company's competitors and potential competitors are much larger and consequently have greater access to capital as well as mature and highly sophisticated distribution channels. Some of the larger competitors are able to manufacture chemical products on a much larger scale and therefore presumably would be able to take advantage of economies of scale not presently enjoyed by the Company. Moreover, many of the Company's competitors have far greater name recognition and experience in the medical diagnostic supply industry. There can be no assurance that competition from other companies will not render the Company's products noncompetitive.

           Uncertainties Related to Ability to License Proprietary Technology. Volu-Sol historically has not been involved in research and development of new technologies. Consequently, the Company's success in adding to its existing product line depends on its ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally. No assurance can be given that any licenses required from third parties will be made available on terms acceptable to Volu-Sol, or at all. If Volu-Sol does not obtain such licenses, it could encounter delays in product introductions while it attempts to adopt alternate measures, or could find that the manufacture or sale of products requiring those licenses is not possible. Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by Volu-Sol, or to determine the scope and validity of the proprietary rights of others. Litigation could have an adverse and material impact on the Company and its operations.

           Inability to Adequately Protect Proprietary Information. Volu-Sol relies upon unpatented trade secrets and improvements, unpatented know how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached or that they will be enforceable by the Company, or that the Company's trade secrets and know how will not otherwise be compromised.

           Environmental Risks. The chemical manufacturing processes of the Company involve the controlled use of hazardous materials. Volu-Sol is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products.
Although Volu-Sol believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of an accident, Volu-Sol could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that Volu-Sol will not be required to incur significant costs to comply with environmental laws and regulations in the future.

           Sufficiency of Marketing and Sales Capabilities. Volu-Sol sells its products to independent distributors who are free to resell the products. In order to achieve profitable operations, the Company must maintain its current base of distributors and must expand that base in the future. Volu-Sol's sales staff competes with other companies that currently have experienced and well funded marketing and sales operations. To the extent that the Company enters into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

           Potential Product Liability Exposure and Limited Insurance Coverage. The use of any of the Company's existing or potential products in laboratory or clinical settings may expose the Company to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in its products. Alternatively, Volu-Sol could be exposed to liability indirectly by being named as a third-party defendant in actions brought against companies or persons who have purchased its products. Volu-Sol has obtained limited product liability insurance coverage for such events. However, insurance coverage is becoming increasingly expensive and no assurance can be given that Volu-Sol will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect Volu-Sol against losses due to liability. There can also be no assurance that Volu-Sol will be able to obtain commercially reasonable product liability insurance for any products added to its product line in the future. A successful product liability claim or series of claims brought against Volu-Sol could have a material adverse effect on its business, financial condition and results of operations.

           Dilution. A significant number of shares of Volu-Sol's Common Stock are authorized but not issued. In addition, there are a substantial number of shares of Common Stock of Volu-Sol reserved for issuance upon the exercise of certain options, warrants and preferred stock conversion rights. If and to the extent such options, warrants or rights are exercised, or if the Board of Directors determines to issue authorized but previously unissued shares of Common Stock in connection with acquisitions or other transactions, such issuances could substantially dilute the voting power of the existing shareholders of Volu-Sol. Furthermore, the possibility of such issuances may adversely affect the market for Volu-Sol's Common Stock, should such a market ever develop.

Item 7.  Financial Statements

           The Company's financial statements and associated notes are included set forth on pages F-2 through F-16.


                                    Part III

Item 9.  Directors and Executive Officers of the Registrant

Executive Officers, Key Employees and Directors

           The executive officers and directors of Volu-Sol as of January 7, 2000 are as follows:

            Name                  Age                       Position

Wilford W. Kirton, III             39     Chief Executive Officer and Director
Barry Edwards                      47     Director
Christopher L. Matthews            45     Director
F. Kenneth Westover                72     Director
Nicholas A. Smith                  48     Director
Michael Acton                      36     Secretary, Treasurer and Acting CFO

Wilford W. Kirton, III

           Mr. Kirton became a director and the Chief Executive Officer of Volu-Sol in January 1998. Mr. Kirton holds a bachelors degree in Political Science from the University of Utah. Prior to joining Volu-Sol, Mr. Kirton was the proprietor and President of Travel Systems Network, a travel agency and tour operator from 1987 to February 1994. From February 1994 to June 1996, Mr. Kirton was Vice President of Old Republic Title, a real estate title company. From July 1996 to March 1997, Mr. Kirton was a sales representative for Schwanns Foods, a food distributor in Utah. Mr. Kirton was an officer of Optim Nutrition, a subsidiary of Biomune (former parent of Volu-Sol), from March 1997 until joining Volu-Sol in January 1998.

Barry Edwards

           Mr. Edwards became a director of Volu-Sol in December 1998. He is the City Administrator of Highland, Utah and has been employed as Director of Research and Development at Kiva, a software company, since February 1998. Prior to joining Kiva, Mr. Edwards worked as the City Manager of Belmont, California for three years and was the City Administrator of Ridgecrest, California. He received a BS in Political Science and a Masters of Public Administration (MPA) from Brigham Young University.

Christopher L. Matthews

           Mr. Mathews became a director of Volu-Sol in December 1998. He received his BS in Finance and his MBA degree from the University of Utah and was the Director of Asset Services for CB Richard Ellis, a New York Stock Exchange company that provides commercial real estate services worldwide. From 1990 to 1997, Mr. Matthews was principal of Chris Matthews & Associates, a boutique leasing and property management services company specializing in institutionally-owned distressed properties. From 1981 to 1990 he was Vice President of Asset Management for the Denver region of Equitable Real Estate, where he had responsibility for a portfolio of commercial properties located in the Intermountain West, valued at $900,000,000.

Ken Westover

           Mr. Westover became a director of Volu-Sol in December 1998. He is the owner of Westover & Associates, a manufacturing representative for floor coverings, a firm he founded in 1984. Prior to founding his own firm, Mr.

Westover was a factory representative for O'Brien Corporation from 1962 to 1971 and for Hollytex Carpet Mills from 1971 to 1984. He received his undergraduate degree from LDS Business College in Salt Lake City and also attended the University of Utah and Brigham Young University.

Nicholas A. Smith

           Mr. Smith is Chairman and CEO of I-Sim Corporation, a technology company that develops, manufactures and markets vehicle simulation and training services for professional drivers in trucking, emergency vehicle and military markets. Before joining I-Sim, he was Senior Vice President, Chief Operating Officer, Director, Secretary and a founder of Phonex Corporation. Phonex is a world leader in wireless dialtone technology. It has developed, manufactured and sold over 2.5 million of its systems, with revenues of over $90 million since 1994, and has become one of the fastest growing companies in Utah. Mr. Smith was responsible for the financing and capitalization of Phonex, in addition to managing its operations. Prior to joining Phonex, Mr. Smith was a principal in Mountain West Financial and Advisors West. He holds BA and MBA degrees from Brigham Young University.

Michael G. Acton

           Mr. Acton has been Secretary, Treasurer and acting CFO since March 3, 1999. Prior to that time, he was the President of Volu-Sol from March 1996 until March 1997 and Chief Executive Officer and Chairman of Volu-Sol from March 1997 to January 1998. He is Chief Executive Officer of Biomune since June 1998 and Chief Financial Officer since July 1997. From October 1994 to July 1997, he was the Controller of Biomune. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah, where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science Degree in Accounting in 1988 and a Masters of Professional Accountancy Degree in 1989, both from the University of Utah. He is a Certified Public Accountant in the State of Utah.

           None of Volu-Sol's executive officers or directors are related to any other executive officer or director of the Company.

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

           Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, Volu-Sol believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner and Volu-Sol is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended September 30, 1999, that was not filed with the Commission.

Item 10.     Executive Compensation

           No executive officer or employee of the Company is paid more than $100,000 per year in salary and benefits. The Company's Chief Executive Officer, Wilford W. Kirton, III, receives an annual salary of $48,000.

Director Compensation

           Members of the Board of Directors received options to purchase common stock of the Company as compensation for their service as directors.

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

Name and Address                         Shares of Common Stock
of Beneficial Owner (1)                  Beneficially Owned (2)       Percentage of Class
-----------------------                  ----------------------       -------------------

5% Beneficial Owners

Cygni S A                                          152,308                       5.3%
C/O Soreq Inc.
620 Wilson Ave Ste 501
Toronto Ontario Canada
M3K 1Z3

Leviticus Trust (3)                                238,918                       8.0%
821 Northpoint Drive
Salt Lake City, UT 84103

Biomune Systems, Inc.                              565,760                      17.2%
2401 South Foothill Dr.
Salt Lake City, Utah 84109

David G. Derrick                                   465,248                      14.6%
 352 South 200 West, Suite 4
P.O. Box 643
Farmington, UT 84025

Executive Officers and Directors

Wilford W. Kirton III (4)                          120,048                       4.2%
(Chief Executive Officer, Director)

Barry Edwards, Director (4)                         25,424                       0.9%
9914 N. 4500 W.
Cedar Hills, Utah 84062

Chris Matthews (4)                                  52,704                       1.9%
956 East Sunburst Lane
Alpine, Utah 84004

Ken Westover (4)                                    85,968                       3.1%
1697 E. 6550 S.
Salt Lake City, Utah 84121

Nicholas A. Smith                                   22,960                          *
2961 W. California Ave.
Salt Lake City, Utah 84104

All executive officers and                         307,104                      11.3%
directors as a group (5 persons)

* Less than 1%.

           (1) Unless otherwise indicated, such person's address is the same as the Company's address.

           (2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of options or warrants. Each beneficial owner's percentage of ownership is determined by assuming that options or warrants or convertible preferred stock held by such person (but not those held by any other person) and exercisable or convertible within 60 days from the date of this Report have been fully exercised or converted. Unless otherwise noted, Volu-Sol believes the persons named in this table possess sole voting and investment power with respect to all shares of common stock shown as being beneficially owned. Percentages are calculated based on 2,721,042 shares of common stock outstanding (as adjusted for additional shares deemed to be beneficially owned by such shareholder).

           (3) The Leviticus Trust is an irrevocable trust established for the benefit of its sole beneficiary, Genesis Investment Corporation, a Utah corporation ("GIC"). The directors and executive officers of GIC are Jacob "Jack" Solomon, President, Royden G. Derrick, Vice President and Secretary, and Edna Ennise Richardson, Sam Pekeles and Jerry Pekeles, directors. The beneficial owners of GIC are the Solomon family. The trustee of the Leviticus Trust is Robert Pomerantz, an individual residing in New York. The trustee has the power to vote and to dispose of the shares held by the Leviticus Trust, consistent with the terms and subject to the conditions of the Trust Declaration establishing the trust.

           (4) All shares shown are issuable upon conversion of Series A Preferred held by such person as of the date of this Report at a conversion rate of $1.25 per share.

           Except for the matters described herein, there are no arrangements known to Volu-Sol, the operation of which may, at a subsequent date, result in a change of ownership or control of Volu-Sol.

Item 12.  Certain Relationships and Related Transactions

           Volu-Sol has agreed to indemnify each of its directors and officers to the fullest extent permitted by the Revised Utah Business Corporation Act.

           During the year ended September 30, 1999, the Company borrowed $70,000 from Biomune under a promissory note. On March 31, 1999 Biomune sold the note relating to this obligation to Bioxide Corporation in exchange for shares of Bioxide Corporation common stock. Subsequently, Bioxide Corporation assigned the note to MK Financial, Inc., an entity owned or controlled by David G. Derrick, a shareholder of the Company, in satisfaction of an obligation owed to MK Financial, Inc. by Bioxide Corporation. MK Financial accepted the issuance of approximately 2,011 shares of Series A Preferred Stock from Volu-Sol in full satisfaction of the note.

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

           27                  Financial Data Schedule.

(b)        Reports on Form 8-K

           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.



            [The remainder of this page is intentionally left blank.]

                                  SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Volu-Sol, Inc.


                                        By:     /s/ Wilford W. Kirton, III
                                           -------------------------------------
                                           Wilford W. Kirton, III,
                                           Chief Executive Officer

                                        Dated: January 10, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                Date


/s/ Wilford W. Kirton, III      Director, Chairman, and         January 10, 2000
--------------------------      Chief Executive Officer
Wilford W. Kirton, III


/s/ Barry Edwards               Director                        January 10, 2000
--------------------------
Barry Edwards


/s/ Chris Matthews              Director                        January 11, 2000
--------------------------
Chris Matthews


/s/ Nicholas A. Smith           Director                        January 11, 2000
--------------------------
Nicholas A. Smith


 /s/ Michael G. Acton           Acting Chief Financial Officer  January 12, 2000
--------------------------
Michael G. Acton

VOLU-SOL, INC.
Consolidated Financial Statements
September 30, 1999 and 1998

                                                                  VOLU-SOL, INC.
                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------





                                                                            Page


Report of Tanner + Co.                                                       F-2


Consolidated balance sheet                                                   F-3


Consolidated statement of operations                                         F-4


Consolidated statement of stockholders' equity                               F-5


Consolidated statement of cash flows                                         F-6


Notes to consolidated financial statements                                   F-7



--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors
and Stockholders of Volu-Sol, Inc.


We have audited the accompanying consolidated balance sheet of Volu-Sol, Inc. and subsidiary (the Company), as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volu-Sol, Inc. and subsidiary as of September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 TANNER + CO.


Salt Lake City, Utah
December 1, 1999

                                                                     VOLU-SOL, INC.
                                                         Consolidated Balance Sheet

                                                                 September 30, 1999
-----------------------------------------------------------------------------------



            Assets

Current Assets:
    Cash                                                               $    44,123
    Accounts receivable, less allowance for
      doubtful accounts of $2,188                                           75,697
    Inventories                                                             56,220
                                                                       -----------

                Total current assets                                       176,040

Property and equipment, net                                                106,384
Other assets                                                                 4,222
                                                                       -----------

                Total assets                                           $   286,646
                                                                       -----------

                                                                       -----------

            Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                   $    34,366
    Accrued liabilities                                                     28,334
                                                                       -----------

                Total current liabilities                                   62,700
                                                                       -----------

Commitments and contingencies                                                 --

Stockholders' equity:
    Preferred stock, $.0001 par value; 10,000,000 shares authorized:
      12,703 shares issued and outstanding (aggregate liquidation
      preference $29,291)                                                3,000,416
    Common stock, $.0001 par value; 50,000,000 shares authorized,
      2,712,502 shares issued and outstanding                                  271
    Additional paid-in capital                                           1,654,032
    Preferred stock subscriptions receivable                              (338,300)
    Accumulated deficit                                                 (4,092,473)
                                                                       -----------

                Total stockholders' equity                                 223,946
                                                                       -----------

                Total liabilities and stockholders' equity             $   286,646
                                                                       -----------

-----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                             F-3


                                                                                 VOLU-SOL, INC.
                                                           Consolidated Statement of Operations

                                                                      Years Ended September 30,
-----------------------------------------------------------------------------------------------




                                                                      1999           1998
                                                                -------------------------------

Sales                                                           $        528,904  $     514,256
Cost of goods sold                                                       364,646        399,013
                                                                -------------------------------

                Gross margin                                             164,258        115,243

Selling, general and administrative expenses                            (938,898)      (804,551)
Impairment loss                                                         (114,620)             -
                                                                -------------------------------

                Loss from operations                                    (889,260)      (689,308)

Other income (expense):
    Interest income                                                        1,624          4,210
    Interest expense                                                     (18,864)       (34,683)
                                                                -------------------------------

    Loss before provision for income taxes                              (906,500)      (719,781)

Provision for income taxes                                                     -              -
                                                                -------------------------------

                Net loss                                        $       (906,500) $    (719,781)
                                                                -------------------------------

Dividends on Series A preferred stock                                   (169,638)       (67,716)
                                                                -------------------------------

Net loss applicable to common stock                             $     (1,076,138) $    (787,497)
                                                                -------------------------------

Net loss per common share - basic and diluted                   $           (.42) $        (.36)
                                                                -------------------------------

-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                             F-4



                                                                                             VOLU-SOL, INC.
                                                             Consolidated Statement of Stockholders' Equity

                                                                    Years Ended September 30, 1999 and 1998
-----------------------------------------------------------------------------------------------------------
                                                                                   Preferred
                                                                    Additional      Stock
                             Preferred Stock       Common Stock       Paid-In   Subscriptions  Accumulated
                          ------------------------------------------
                           Shares     Amount     Shares    Amount     Capital     Receivable     Deficit
                          ----------------------------------------------------------------------------------

Balance at October 1, 1997    6,408 $ 1,249,554  2,111,216   $  211  $ 2,200,600     $ 900,000  $ 2,228,838

Additional shares issued
as a result of the
divestiture of the
Company's common stock            -           -    100,191       10         (10)             -            -

Issuance of preferred
stock for:
         Cash                 1,835     312,000          -        -            -             -            -
         Commissions            800     160,000          -        -            -             -            -
         Settlement of           15       3,000          -        -            -             -            -
lawsuit

Dividends on preferred
stock                           337      67,716          -        -            -             -      (67,716)

Accretion of preferred            -     240,758          -        -     (240,758)            -            -
stock

Net loss                          -           -          -        -            -             -      (719,781)
                          ----------------------------------------------------------------------------------

Balance at September 30,
1998                          9,395   2,033,028  2,211,407      221    1,959,832      (900,000)  (3,016,335)

Additional shares issued
as a result of the
divestiture of the
Company's common stock            -           -    501,095       50          (50)            -            -

Issuance of preferred
stock for:
         Commission             775     155,000          -        -            -             -            -
         Board of
directors                     1,485     297,000          -        -            -             -            -
           compensation
         Compensation           200      40,000          -        -            -             -            -

Collection of stock
  subscription:
         Cash                     -           -          -        -            -       159,500            -
         Exchange of              -           -          -        -            -       402,200            -
liabilities

Dividends on preferred
stock                           848     169,638          -        -            -             -     (169,638)

Accretion of preferred            -     305,750          -        -     (305,750)            -            -
stock

Net Loss                          -           -          -        -            -             -     (906,500)
                          ----------------------------------------------------------------------------------

Balance at September 30,
1999                         12,703 $ 3,000,416  2,712,502   $  271  $ 1,654,032    $ (338,300) $(4,092,473)
                          ==================================================================================

                                                                                 VOLU-SOL, INC.
                                                           Consolidated Statement of Cash Flows

                                                                      Years Ended September 30,
-----------------------------------------------------------------------------------------------



                                                                      1999           1998
                                                                -------------------------------
Cash flows from operating activities:
    Net loss                                                    $       (906,500) $    (719,781)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                      79,902         80,015
        Provision for losses on accounts receivable                         (987)        (9,824)
        Preferred stock issued for services                              492,000        163,000
        Impairment loss                                                  114,620              -
        (Increase) decrease in:
            Accounts receivable                                          (12,002)        11,327
            Inventories                                                   29,231        (15,683)
            Other assets                                                     742        (14,390)
        Increase (decrease) in:
            Accounts payable                                              (8,168)        (4,432)
            Accrued liabilities                                          (16,287)       (29,569)
                                                                -------------------------------

                    Net cash used in
                    operating activities                                (227,449)      (539,337)
                                                                -------------------------------

Cash flows from investing activities-
    purchase of property and equipment                                      (339)        (4,592)
                                                                -------------------------------


Cash flows from financing activities:
    Proceeds from notes payable                                           96,000              -
    Proceeds from sale of preferred stock                                      -        337,000
    Payment on subscription recceivable                                  159,500              -
    Payment on notes payable                                                   -       (114,351)
                                                                -------------------------------

                    Net cash provided by
                    financing activities                                 255,500        222,649
                                                                -------------------------------

                    Net increase (decrease) in cash                       27,712       (321,280)

Cash, beginning of year                                                   16,411        337,691
                                                                -------------------------------

Cash, end of year                                               $         44,123  $      16,411
                                                                -------------------------------
-----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-5

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements

                                                     September 30, 1999 and 1998
--------------------------------------------------------------------------------


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


Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 1999, the Company had an accumulated deficit of $4,092,473 and has incurred continuous losses from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


Sales of the Definitive have been lower than expected by the Company, as a result, the Company has written off the carrying cost of its Definitive inventory, and recognized an impairment loss in its statement of operations.

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

Earnings Per Share
Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive.


Advertising
The Company expenses the cost of advertising the first time the advertising takes place. For the years ended September 30, 1999 and 1998 advertising expenses totaled approximately $-0- and $18,000, respectively.


Revenue Recognition
Revenue from the sale of the Company's products, less reserves for returns, is recognized upon shipment to the customer.




--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



2.  Property and Equipment

Property and equipment consist of the following:


Leasehold improvements                                  $        224,045
Furniture and fixtures                                           170,939
Equipment                                                         32,060
                                                        ----------------

                                                                 427,044

Accumulated depreciation                                        (320,660)
                                                        ----------------

                                                        $        106,384
                                                        ----------------



3.  Related Party Transactions

During the year ended September 30, 1999, the Company entered a consulting agreement with a shareholder. As a result of this agreement the Company recognized and paid consulting expense of $120,000.


4.  Income Tax

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:


                                              September 30,
                                    --------------------------------
                                          1999            1998
                                    --------------------------------

Federal income tax benefit at
  statutory rate                    $        308,000  $      245,000
Meals and entertainment                       (1,000)              -
Other                                         (5,000)              -
Change in valuation allowance               (302,000)       (245,000)
                                    --------------------------------

                                    $              -  $            -
                                    --------------------------------



--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



4.  Income Tax Continued

Deferred tax assets (liabilities) are comprised of the following at September 30, 1999:


Net operating loss carryforward                       $       553,000
Depreciation and reserves                                      69,000
Valuation allowance                                          (622,000)
                                                      ---------------

                                                      $             -
                                                      ---------------

At September 30, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $1,617,000 which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.


5.  Lease Obligations

The Company leases facilities under a noncancellable operating lease that expires in November 2000. Future minimum rental payments under the non-cancelable operating lease as of September 30, 1999 are approximately as follows:


    Year Ending September  30:                               Amount
                                                        ----------------

                        2000                            $         61,000
                        2001                                      10,000
                                                        ----------------

    Total future minimum rental payments                $         71,000
                                                        ----------------

Rent expense related to these non-cancelable operating leases was approximately $ 57,000 and $60,000 for the years ended September 30, 1999 and 1998, respectively.



--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



6.  Supplemental Cash Flow Information

During the year ended September 30, 1999, the Company:

o   Recognized dividends of $169,638 on preferred stock.

o Increased preferred stock and decreased additional paid-in-capital for $305,750 due to accretion.

o Reduced notes payable by $372,149 and the associated accrued interest of $30,051 in partial satisfaction of subscription receivable.

During the year ended September 30, 1998, the Company:

o   Recognized dividends of $67,716 on preferred stock.

o Increased preferred stock and decreased additional paid-in-capital for $240,758 due to accretion.


Actual amounts paid for interest and income taxes are as follows:


                                                Years Ended
                                                September 30,
                                    --------------------------------
                                          1999            1998
                                    --------------------------------

Interest                            $            318  $       34,683
                                    --------------------------------

Income taxes                        $              -  $            -
                                    --------------------------------



7.  Capital Stock

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



--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



8.  Preferred Stock

Series A
On September 8, 1997, the Company amended its Articles of Incorporation to create a series of preferred stock. The Series A 10% Convertible Non-Voting Preferred Stock, consists of 20,000 shares with $.0001 par value. This series is part of the Company's 10,000,000 authorized shares of non-voting preferred stock. The Series A Preferred Stock has the following rights and privileges:

    1. The holders of the shares are entitled to dividends at the rate of ten percent (10%) per annum on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance. At September 30, 1999, all dividends earned have been paid through the issuance of additional shares of preferred stock.


    2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $2.00 per share, plus accrued and unpaid regular or special dividends, if any, multiplied by 133% .


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



8.  Preferred Stock
    Continued

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


9.  Major Customers

Sales to major customers which exceeded 10 percent of net sales are as follows:


                                       Years Ended September 30,
                                    --------------------------------
                                          1999            1998
                                    --------------------------------

Company A                                      14.6%               -
Company B                                      11.0%           11.8%
Company C                                          -           12.3%




--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



10. Stock Options and Warrants

Stock Incentive Plan The Company has adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan (the "1997 Plan"). The 1997 Plan was approved by action of Biomune, the original stockholder of the Company, in August 1997. Under the 1997 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards, and other incentives to employees, officers and directors of the Company and the award of nonqualified stock options and other awards to employees and certain non- employees who have important relationships with the Company. Five million shares are initially available for grant under the 1997 Plan. To date, no awards of any kind have been made under the 1997 Plan.


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



10. Stock Options and Warrants
    Continued

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


                                           Number of
                                          Options and      Price Per
                                           Warrants          Share
                                      ------------------------------
Outstanding at October 1, 1997               896,660  $ 1.16 to 5.00
 Expired                                    (369,310)   1.16 to 5.00
                                      ------------------------------

Outstanding at September 30, 1998            527,350    1.16 to 4.00
 Expired                                     (81,250)   1.25 to 4.00
                                      ------------------------------

Outstanding at September 30, 1999            446,100  $ 1.16 to 3.00
                                      ------------------------------




--------------------------------------------------------------------------------

                                                                  VOLU-SOL, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10. Stock Options and Warrants
    Continued

The following table summarizes information about stock options and warrants outstanding at September 30, 1999:


                        Outstanding                   Exercisable
            ------------------------------------------------------------
                          Weighted
                           Average
               Number    Remaining    Weighted     Number     Weighted
  Range of  Outstanding Contractual   Average   Exercisable   Average
  Exercise       at         Life      Exercise       at       Exercise
   Prices     09/30/99     (Years)     Price      09/30/99     Price
------------------------------------------------------------------------

$1.16 - 2.38 421,100           0.9  $      1.54  421,100  $        1.54
        3.00  25,000           1.8         3.00   25,000           3.00
------------------------------------------------------------------------

$1.16 - 3.00 446,100           1.0  $      1.62  446,100  $        1.62
------------------------------------------------------------------------



11. Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



--------------------------------------------------------------------------------