Form 10QSB
period 1999-12-31
VOLU SOL INC
filed 2000-02-22
CIK 1045942

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

(   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________



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

As of February 8, 2000, the issuer had issued and outstanding 2,721,042 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format
(Check One):

Yes __            No X
                    --

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION
                                                                            Page
                                                                             No.

         1.       Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets as of December
                  31, 1999.....................................................3

                  Unaudited Condensed Consolidated Statements of Operations for the three and three months ended December 31, 1999 and 1998..4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the three months ended December 31, 1999 and 1998............5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements...................................................6

         2.       Management's Discussion and Analysis or Plan of Operation....7


PART II.          OTHER INFORMATION...........................................10

                                     PART I

 ITEM 1 - Financial Statements

                          VOLU-SOL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                                    December 31,
                                                                        1999

Current assets:
  Cash and cash equivalents                                                      $         37,850
                                                                                 ----------------
 Accounts receivable, less allowance for doubtful accounts of $2,188                       74,461
  Inventories                                                                              49,819
                                                                                 ----------------
       Total current assets                                                               162,130

Property and equipment, net                                                                86,937
                                                                                 ----------------
Other assets                                                                                1,074
------------                                                                     ----------------
       Total assets                                                              $        250,142
                                                                                 ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $         57,800
 Accrued liabilities                                                                       24,423
 Preferred stock dividends payable                                                         40,100
                                                                                 ----------------
        Total current liabilities                                                         122,323
                                                                                 ----------------
  Stockholders' equity:
    Preferred stock, $.0001 par value; 10,000,000 shares authorized 13,153 shares
outstanding              (aggregate liquidation preference $2,834,277)                  3,130,416
    Common Stock, par value $.0001; 50,000,000 shares authorized, 2,721,042
shares                                                                                        272
        issued and outstanding
   Additional paid-in capital                                                           1,911,541
   Preferred stock subscriptions receivable                                              (338,300)
   Accumulated deficit                                                                 (4,576,110)
                                                                                 ----------------
       Total stockholders' equity                                                         127,819
                                                                                 ----------------
       Total liabilities and stockholders' equity                                $        250,142
                                                                                 ================






       The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                         VOLU-SOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months
                                                                Ended December 31,

                                                                 1999           1998
Sales                                                            -----         -----
Cost of goods sold                                              $  115,350    $  133,919


                                                                    73,051        93,101
                                                                -----------   ----------
          Gross Margin                                              42,299        40,818
Selling, general and administrative expenses
                                                                   180,619       277,998

          Loss from operations                                    (138,219)     (237,180)
Other income (expense):
          Interest Income                                               --            85
          Interest Expense                                              --        (7,708)
                                                                -----------   -----------
Net loss before provision for income taxes                        (138,219)     (244,803)

Provision for income taxes                                              --            --
          Net loss                                              $ (138,219)   $ (244,803)
                                                                -----------   -----------

Dividends on Series A preferred stock                              (40,100)      (29,313)
                                                                -----------   -----------

Net loss applicable to common stock                             $ (178,319)   $ (274,116)
                                                                -----------   -----------

Net loss per common share - basic and diluted                        (0.07)        (0.11)
                                                                -----------   -----------

Weighted average common shares outstanding                        2,721,042     2,446,288
                                                                -----------   -----------












         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         VOLU-SOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Three months
                                                                                  Ended December 31,

                                                                                 1999             1998
                                                                                ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  138,219)    $ (244,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                          19,875         19,975
     Provision for losses
Preferred stock issued for services                                                   90,000              -
(Increase) Decrease in:
     Accounts receivable                                                               1,236        (19,242)
     Inventories                                                                       6,401           (299)
    Other assets                                                                          --         12,117
Decrease in:
     Accounts payable                                                                 23,434        (22,942)
     Accrued liabilities                                                              (9,000)       (15,526)
                                                                                  -----------    -----------
     Net cash used in operating activities:                                           (6,273)      (130,720)
                                                                                  -----------    -----------
Cash flows from investing activities Cash flows from financial activities:

     Proceeds from sale of preferred stock                                                --         53,500
     Proceeds from notes payable                                                          --         70,000
     Principal Payment

     Net cash provided by financing activities                                            --        123,500
                                                                                  -----------    -----------

     Net increase (decrease) in cash                                                  (6,273)        (7,220)
  Cash, beginning of period                                                           44,123         16,411
                                                                                  -----------    -----------
  Cash, end of period                                                             $    37,850    $    9,191
                                                                                  ===========    ===========



















         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         VOLU-SOL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------------

The accompanying interim condensed consolidated financial statements of Volu-Sol, Inc. and Volu-Sol Reagents Corporation, its wholly owned subsidiary (collectively, the "Company"), have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1999.

(2) RELATED-PARTY TRANSACTIONS

From March 5, 1997 through December 31, 1999, the Company borrowed money from Biomune Systems, Inc. its former parent ("Biomune") totaling $486,500. At March 31, 1999, the amount owed Biomune was $400,961, payable pursuant to a promissory note bearing interest at an annual rate of ten percent and due on demand. Biomune sold the note during the three months ended December 31, 1999. The note was paid in full by the Company by issuing 2,011 shares of its Series A Preferred Stock at the request of the new noteholder.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of December 31, 1999:

Raw materials, packaging and supplies                          $29,819
Instruments, biological stains and reagents                     20,000
                                                               -------
                                                               $49,819

(4) SERIES A PREFERRED STOCK

As of December 31, 1999, the Company had $900,000 of subscriptions receivable from the sale of 4,500 shares of Series A Preferred Stock. During the three months ended December 31, 1999, the Company sold no shares of Series A Preferred Stock. During the three months ended December 31, 1999, the Company issued a total of 450 shares of Series A Preferred Stock as fees for consulting services provided to the Company. The Company also issued 2,011 shares of Series A Preferred Stock in satisfaction of the Note. The Series A Preferred Stock became convertible into Common Stock beginning January 1, 1998. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80% of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $1.25 per share.

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

During the three months ended December 31, 1999 the Company issued 8,540 shares of Common Stock as part of the original divestiture in the nature of a dividend.

At December 31, 1999, there were outstanding options to purchase 446,100 shares of Common Stock and there were 13,153 shares of Series A Preferred Stock convertible into a minimum of 2,104,480 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti dilutive. The options all relate to options to purchase Biomune common stock outstanding at the time of the divestiture. The holders of such Biomune options were also granted options to purchase Volu-Sol common stock.

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

Results of Operations

Comparison of the Three Months Ended December 31, 1999 to the Three Months Ended December 31, 1998.

         During the three months ended December 31, 1999, the Company's revenues totaled $115,350 compared to $133,919 for the three months ended December 31, 1998. This decrease in revenues resulted primarily from a decrease in sales of reagents.

         Cost of revenues for the three months ended December 31, 1999 totaled $73,051 compared to $93,101 for the three months ended December 31, 1998. The overall gross margin for the three months ended 1999 was 36% of revenues compared to 30% of revenues for the comparable three months ended in 1998. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase that was implemented in March 1998. The increased gross margin results from a continued effort to create a leaner production team and better inventory management.

         Selling, general and administrative expenses totaled $180,619 for the three months ended December 31, 1999, compared to $277,998 for the three months ended December 31, 1998, an overall decrease of $97,379. This decrease is attributed to a continued effort to create a leaner management team. The Company also paid consulting expenses through the issuance of 90,000 shares of the Company's preferred stock.

         Interest expense decreased from $7,708 for the three months ended December 31, 1998 to $0 for the three months ended December 31, 1999.

         The Company incurred a net loss applicable to common shares of $178,319 for the three months ended December 31, 1999 compared to a net loss applicable to common shares of $274,116 for the three months ended December 31, 1998.

         The Company incurred a net loss applicable to common shares of $630,766 for the three months ended December 31, 1999 compared to a net loss applicable to common shares of $705,617 for the three months ended December 31, 1998. This decrease in net loss is primarily due to a decrease in selling, general and administrative expenses as well as a reduction in cost of goods sold.

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

         As of December 31, 1999, the Company had cash of $37,850 and positive working capital of $39,807 compared to cash of $9,191 and negative working capital of $194,189 as of December 31, 1998.

         During the three months ended December 31, 1999, the Company's operating activities used cash of $6,273, much of which was provided by the sale of Series A Preferred Stock. During the three months ended December 31, 1998, the Company's operating activities used cash in the amount of $130,720, which was provided by the sale of Series A Preferred Stock.

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

Forward-looking Statements and Certain Risk Factors

         Statements which are not historical facts contained in this report are forward-looking statements. Section 21E of the Securities Exchange Act of 1934, as amended, provides a safe harbor for forward- looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis or Plan or Operation also contemplate a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. The risk factors discussed in Part I, Item I ("Business") and in the "Management's Discussion and Analysis or Plan or Operation" (Item 6) of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 may also affect actual operating results.

                           PART II - OTHER INFORMATION

ITEM 4                     Exhibits and Reports on Form 8-K

              (a) Exhibits Required by Item 601 of Regulation S-B

         Exhibit No.                Description

         27                Financial Data Schedule

              (b) Reports on Form 8-K

         The Company filed no current Reports on Form 8-K in the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VOLU-SOL, INC.

Date:   February 18, 1999                  By:   /s/ Wilford W. Kirton, III
                                                 ---------------------------
                                                 Wilford W. Kirton, III,
                                                 Chief Executive Officer






Date:   February 18, 1999                   By:   /s/ Michael G. Acton
                                                  ---------------------
                                                  Michael G. Acton,
                                                  Acting Principal Accounting
                                                  Officer