Form 10QSB
period 2000-03-31
VOLU SOL INC
filed 2000-05-15
CIK 1045942

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.


Commission file number:    0-23153

                                 VOLU-SOL, INC.
        (Exact name of small business issuer as specified in its charter)

         Utah                                                    87-0543981
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



5095 West 2100 South
Salt Lake City, Utah                                             84120
(Address of principal executiv offices)                          (Zip Code)

                                 (801) 974-9474
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2000, the registrant had issued and outstanding 2,444,219 shares of Common Stock, par value $.0001.

[Note: On April 28, 2000, the registrant declared a one-for-five stock split of its common stock that reduced the number of issued and outstanding shares as of that date. Outstanding common stock data in this report have been adjusted to reflect the reverse stock split.]

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS






                                                                        Page No.

PART I.  FINANCIAL INFORMATION

1.        Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2000...3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months and Six Months Ended March 31, 2000 and  1999....4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended  March 31, 2000 and 1999 ....................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

2.       Management's Discussion and Analysis or Plan of Operation.............8

PART II.  OTHER INFORMATION...................................................11

ITEM 1 - Financial Statements

                          VOLU-SOL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                        March 31,
                                                                                           2000
                                                                                   ---------------------

               Assets

Current assets:
     Cash and cash equivalents                                                     $          1,123,846
     Accounts receivable, less allowance for doubtful accounts of $2,188                         84,744
     Inventories                                                                                 49,446
                                                                                   ---------------------

        Total current assets                                                                  1,258,036

Property and equipment, net                                                                      67,489
Other assets                                                                                      4,122
                                                                                   ---------------------

        Total assets                                                               $          1,329,647
                                                                                   ---------------------

               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                              $             13,716
     Accrued liabilities                                                                         26,177
     Preferred stock dividends payable                                                          182,645
                                                                                   ---------------------

        Total current liabilities                                                               222,538
                                                                                   ---------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value; 10,000,000 shares authorized:
        15,133 shares outstanding (aggregate liquidation preference $4,268,296)               3,577,916
     Common Stock, par value $.0001; 50,000,000 shares authorized,
        2,444,219 shares issued and outstanding                                                   1,222
     Additional paid-in capital                                                               3,231,581
     Preferred stock subscriptions receivable                                                  (338,300)
     Accumulated deficit                                                                     (5,365,310)
                                                                                   ---------------------

        Total stockholders' equity                                                            1,107,109
                                                                                   ---------------------

        Total liabilities and stockholders' equity                                 $          1,329,647
                                                                                   ---------------------




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the Three Months                       For the Six Months
                                                         Ended March 31,                          Ended March 31,
                                                     2000               1999                  2000                1999
                                                ---------------    ---------------       ---------------     ---------------

Sales                                           $      141,384     $      116,813        $      256,734      $      250,732
Cost of goods sold                                      92,093             78,143               165,144             171,244
                                                ---------------    ---------------       ---------------     ---------------

         Gross Margin                                   49,291             38,670                91,590              79,488
Selling, general and administrative expenses         1,068,682            230,627             1,249,301             508,625
                                                ---------------    ---------------       ---------------     ---------------

         Loss from operations                       (1,019,391)          (191,957)           (1,157,711)           (429,137)

Other income (expense):
     Interest income                                     1,961                 43                 1,961                 128
     Interest expense                                                      (9,924)                                  (17,632)
                                                ---------------    ---------------       ---------------     ---------------

Net loss before provision for income taxes          (1,017,430)          (201,838)           (1,155,750)           (446,641)

Provision for income taxes                                   -                200                     -                 200
                                                ---------------    ---------------       ---------------     ---------------

         Net loss                               $   (1,017,430)    $     (202,038)       $   (1,155,750)     $     (446,841)
                                                ---------------    ---------------       ---------------     ---------------

Dividends on Series A preferred stock                  (76,987)           (36,464)             (117,087)            (65,777)
                                                ---------------    ---------------       ---------------     ---------------

Net loss applicable to common stock             $   (1,094,417)    $     (238,502)       $   (1,272,837)     $     (512,618)
                                                ---------------    ---------------       ---------------     ---------------

Net loss per common share - basic and diluted            (0.93)             (0.44)                (1.48)              (0.95)
                                                ---------------    ---------------       ---------------     ---------------

Weighted average common shares outstanding           1,177,545            538,609               859,454             538,609




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Six Months
                                                                         Ended March 31,
                                                                2000                     1999
                                                         ---------------------------------------------

Cash flows from operating activities:
     Net loss                                            $        (1,272,837)     $          (446,641)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
             Depreciation                                             38,895                   39,951
             Preferred stock issued for services                     220,000                  265,000
             (Increase) decrease in:
                 Accounts receivable                                  (9,047)                  (7,222)
                 Inventories                                           6,774                   (1,119)
                 Other assets                                            100                   13,367
             Increase (decrease) in:
                 Accounts payable                                    (20,650)                 (27,537)
                 Accrued liabilities                                  (2,157)                 (18,014)
                                                         --------------------     --------------------

         Net cash used in operating activities:          $        (1,038,922)     $          (182,215)
                                                         --------------------     --------------------

Cash flows from investing activities:                                      -                        -

Cash flows from financing activities:
     Proceeds from sale of preferred stock                           236,000                   89,500
     Proceeds from sale of common stock                            1,700,000                        -
     Proceeds from notes payable                                           -                   96,000
                                                         --------------------     --------------------

         Net cash provided by financing activities                 1,936,000                  185,500
                                                         --------------------     --------------------

         Net increase (decrease) in cash                           1,079,723                    3,086

Cash, beginning of period                                             44,123                   16,411
                                                         --------------------     --------------------

Cash, end of period                                      $         1,123,846      $            19,497
                                                         --------------------     --------------------




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Volu-Sol, Inc. and Volu-Sol Reagents Corporation, its wholly owned subsidiary (collectively, the "Company"), have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1999.

(2)      RELATED-PARTY TRANSACTIONS

From March 5, 1997 through December 31, 1999, the Company borrowed money from Biomune Systems, Inc. its former parent ("Biomune") totaling $486,500. At March 31, 1999, the amount owed Biomune was $400,961, payable pursuant to a promissory note bearing interest at an annual rate of ten percent and due on demand. Biomune sold the note during the three months ended March 31, 1999 and the Company paid the note in full by issuing 2,011 shares of its Series A Preferred Stock at the request of the new noteholder.

 (3)     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of March 31, 2000:


Raw materials, packaging and supplies                  $    29,777
Instruments, biological stains and reagents                 19,669
                                                       -----------
                                                       $    49,446
                                                       ===========

(4)      SERIES A PREFERRED STOCK

In September 1998, the Company entered into a subscription agreement for the purchase of $1,200,000 of its Series A Preferred Stock. As of March 31, 2000, $338,300 of such subscription remained unpaid and a total of 1,692 shares of Series A Preferred Stock remain unsold. During the six months ended March 31, 2000, the Company sold 133 shares of Series A Preferred Stock for proceeds of $236,000 net of $30,000 offering costs. During the six months ended March 31, 2000, the Company issued a total of 820 shares of Series A Preferred Stock as fees for consulting services provided to the Company. The Company also issued 2,011 shares of Series A Preferred Stock in satisfaction of the note payable to Biomune (see Note 2). The Series A Preferred Stock is convertible into Common Stock. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80 % of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or
(ii) $6.25 per share

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

During the six months ended March 31, 2000 the Company issued 1,718 shares of Common Stock, as part of the original divestiture, in the nature of a dividend. Also, the Company sold 1,900,000 shares of Common Stock for $1,700,000 net of $200,000 offering costs.

At March 31, 2000, there were outstanding options to purchase 89,220 shares of Common Stock and there were 15,133 shares of Series A Preferred Stock convertible into a minimum of 718,395 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive. The options all related to options to purchase Biomune Common Stock outstanding at the time of the divestiture. The holders of such Biomune options were also granted options to purchase Volu-Sol, Inc. Common Stock.

(6)      SUBSEQUENT EVENTS

On April 11, 2000 the board of directors of the Company announced a reverse split of its Common Stock issued and outstanding, to become effective April 28, 2000. The action reduces the number of issued and outstanding shares of the Company Common Stock at a ratio of 1 for 5. Prior to the reverse split, the Company had a total of 12,221,092 shares of Common Stock issued and outstanding. After giving effect to the reverse split, there are 2,444,219 shares of Common Stock issued and outstanding. All share data in this report have been adjusted to reflect this reverse split.

The reverse split as adopted by the Company's board of directors did not require a change in the par value of the Company's Common Stock. Therefore, both before and after the reverse split, the par value of the Company's Common Stock is $.0001 per share. In addition, the Board of Directors has not authorized a change in the authorized number of shares of Common Stock or any other class of securities of the Company. Therefore, both before and after the reverse split, the authorized number of shares of Common Stock continue to be 50,000,000 shares.

Outstanding options, warrants and preferred stock convertible to Common Stock will be adjusted according to the terms of the instruments evidencing such rights and shares, reducing the number of shares that may be acquired by exercise or conversion, as the case may be, by the same 1 for 5 ratio and increasing the exercise price in the case of the options and warrants, by 5 times the current price. No other rights or interests are affected by the change.

The board of directors determined that the reverse split was in the best interest of the Company to enable the Company to attract more investment capital and to prepare the Company for the trading of its Common Stock.

On April 17, 2000, the Company entered into a Technical Services Agreement for research and development with Battelle Memorial Institute. This agreement forms the basis for the parties' cooperation in the further research and development of a remote access diagnostic system for medical professionals and consumers to further the Company's business plan. Under the terms of the agreement, the Company will compensate Battelle for its services in furthering the research and development of the project by payment of $800,000 in the form of $400,000 cash and 400,000 shares of common stock of the Company.

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

Plan of Operations

         The Company has recently adopted a revised business plan. The principal objective of this new business plan is the development of a medical diagnostic device and related services to facilitate a more effective patient-doctor relationship, improve health care by increasing the amount and type of relevant patient information readily available to qualified medical professionals and facilitating access to diagnostic information at remote and alternate sites. The Company has entered into a strategic alliance with Battelle Memorial Institute to research and develop a "Rapid Access Diagnostic System" or "RADx System" that is expected to provide faster and higher quality health care delivery in alternative sites, including the home.

         Battelle is currently engaged in the design and engineering of the RADx System for the Company and expects to have a working prototype completed for testing by the end of the current fiscal year. Battelle has a staff of 7,500 scientists, engineers, and support specialists. It pursues hundreds of technology projects for nearly 2,000 companies and government agencies, with business volume of approximately $1 billion annually.

         The RADx System will simulate a physician house call by allowing the attending medical professional to access patient vital signs and diagnostic data and obtain and make a diagnosis based on remotely recorded data or to request additional testing or follow on attention at a hospital or treatment center. The RADx System uses the Internet to connect patients and healthcare professionals in a way that was previously impossible. This technology will provide physicians and healthcare professionals with reliable diagnostic data and link them to their patients outside the office.

         This new plan represents a departure from the business currently conducted by the Company. Our business strategy currently being reviewed and developed by the board of directors is to focus our primary attention on the RADx System and related technology. We will continue to operate our reagent business.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

         During the three months ended March 31, 2000, the Company's revenues totaled $141,384 compared to $116,813 for the three months ended March 31, 1999. This increase in revenues resulted primarily from the increased sales of reagents.

         Cost of revenues for the three months ended March 31, 2000 totaled $92,093 compared to $78,143for the three months ended March 31, 1999. The overall gross margin for the three months ended 2000 was 35% of revenues compared to 33% of revenues for the comparable three months ended in 1999. The increased gross margin results from a continued effort to create a leaner production team and better inventory management.

         Selling, general and administrative expenses totaled $947,195 for the three months ended March 31, 2000, compared to $230,627 for the three months ended March 31, 1999, an overall increase of $716,568. This increase is primarily attributable to consulting expenses paid by the issuance of shares of the Company's Preferred Stock.

         Interest expense decreased from $9,924 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000. The decrease in interest expense resulted from the payoff of borrowings from Biomune, the Company's former parent.

         The Company incurred a net loss applicable to common shares of $972,027 for the three months ended March 31, 2000 compared to a net loss applicable to common shares of $238,502 for the three months ended March 31, 1999. This increase is due primarily to consulting expenses paid during the quarter with shares of preferred stock.

         It is anticipated that the net losses applicable to common shares will increase in the future due to the accrual of dividends payable on the Series A Preferred Stock. In September 1998, the Company entered into a subscription agreement with an investor for the purchase of $1,200,000 of the Company's Series A Preferred Stock. As of March 31, 2000, the Company had remaining subscriptions receivable totaling $338,300 under that agreement. If only those subscriptions are collected and no further sales of Series A Preferred Stock are made, the net loss applicable to common shares would increase by approximately $84,575 for the one-time charge related to the beneficial conversion feature and by approximately $33,830 per year for recurring dividends at 10%.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31,1999

         During the six months ended March 31, 2000 the Company generated revenues totaling $256,734 compared to $250,732 for the six months ended March 31, 1999. This increase in revenues is mainly attributable to increased sales of reagents.

         Cost of revenues for the six months ended March 31, 2000 totaled $165,144 compared to $171,244 for the six months ended March 31, 1999. The overall gross margin for the six months ended March 31, 2000 was 36% of revenues compared to 32% of revenues for the comparable six months ended in 1999. This is attributable to a more efficient production team.

         Selling, general and administrative expenses totaled $1,127,814 for the six months ended March 31, 2000, compared to $508,625 for the six months ended March 31, 1999, an overall increase of $619,189. This increase is due to payment of Board of Directors fees, and increased consulting expenses incurred by the Company and paid in shares of preferred stock.

         Interest expense decreased from $17,632 for the six months ended March 31, 1999 to $0 for the six months ended March 31, 2000. The decrease in interest expense is due to the payoff of borrowings to Biomune, the Company's former parent.

         The Company incurred a net loss applicable to common shares of $1,150,447 ($0.47 per share), for the six months ended March 31, 2000 compared to a net loss applicable to common shares of $512,618 for the six months ended March 31, 1999. This increase in net loss is primarily due to dividends and consulting expenses as well as an increase in selling, general, and administrative expenses.

Liquidity and Capital Resources

         The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through December 31, 1999, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,900,000, of which approximately $486,500 was in the form of loans. The Company has also sold shares of Series A Preferred Stock and Common Stock to provide additional working capital.

         The Company believes that cash generated by operations, together with the proceeds from additional sales of its securities will be sufficient to meet its capital requirements for a minimum of twelve months.

         As of March 31, 2000, the Company had cash of $1,123,846 and positive working capital of $1,036,401 compared to cash of $19,497 and negative working capital of $81,371 as of March 31, 1999. This increase in cash is the result of the sale of common stock during the quarter ended March 31, 2000.

         During the six months ended March 31, 2000, the Company's operating activities used cash of $856,277, much of which was provided by the sale of Series A Preferred Stock and Common Stock. During the six months ended March 31, 1999, the Company's operating activities used cash in the amount of $182,215, which was provided by the sale of Series A Preferred Stock.

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


                           PART II - OTHER INFORMATION

ITEM 4.  Changes in Securities

Unregistered Sales of equity securities during the quarter (other than in reliance on Regulation S).

         During the quarter ended March 31, 2000, the Company sold 1,900,000 shares of common stock for $1,900,000. The offer and sale of these securities was accomplished without registration under the Securities Act of 1933, or amended, in reliance upon exemptions from registration for offerings made pursuant to Regulation D and under Section 4(2) of the Securities Act.

         The offer and sale were not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were accredited or sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that they have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Investors also signed a written agreement that the securities would be sold only upon registration under the Securities Act or pursuant to an applicable exemption from registration.


ITEM 5.  Other Information

         Following the end of the quarter ended March 31, 2000, two of the directors of the Company, Nicholas Smith and Chris Mathews, resigned to pursue other interests. The Board of Directors will nominate replacements for these directors at the next annual meeting of the shareholders.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits Required by Item 601 of Regulation S-B

         Exhibit No.                Description

         10.05                      Technical Services Agreement
         27                         Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VOLU-SOL, INC.





Date: May 13, 2000                                   By: /s/ W. W. Kirton, III
                                                        ------------------------
                                                     Wilford W. Kirton, III,
                                                     Chief Executive Officer





Date: May 13, 2000                                   By: /s/ Michael G. Acton
                                                        ------------------------
                                                     Michael G. Acton,
                                                     Acting Principal Accounting
                                                     Officer