Form 10QSB/A
period 2000-03-31
VOLU SOL INC
filed 2000-05-17
CIK 1045942

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

     This Amendment No. 1 to the Quarterly Report on Form 10-Q of Volu-Sol, Inc., is submitted to amend the following Item, which originally was submitted as part of the Quarterly Report filed with the Securities and Exchange Commission as of May 15, 2000:

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

                                 VOLU-SOL, INC.





Date: May 17, 2000                                   By: /s/ W. W. Kirton, III
                                                        ------------------------
                                                     Wilford W. Kirton, III,
                                                     Chief Executive Officer





Date: May 17, 2000                                   By: /s/ Michael G. Acton
                                                        ------------------------
                                                     Michael G. Acton,
                                                     Acting Principal Accounting
                                                     Officer