Form 10QSB/A
period 2000-03-31
VOLU SOL INC
filed 2000-08-02
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A2

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

Note: On April 28, 2000, the registrant declared a one-for-five stock split of its common stock that reduced the number of issued and outstanding shares as of that date. Outstanding common stock data in this report have been adjusted to reflect the reverse stock split.

Transitional Small Business Disclosure Format (Check One):
Yes [ ] No [X]

                                                     TABLE OF CONTENTS

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

1.       Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of
         March 31, 2000                                                     3

         Unaudited Condensed Consolidated Statements of Operationsfor the
         Three Months and Six Months Ended March 31, 2000 and  1999         4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended  March 31, 2000 and 1999                  5

         Notes to Unaudited Condensed Consolidated Financial Statements     6

2.       Management's Discussion and Analysis or Plan of Operation          8

PART II.  OTHER INFORMATION                                                11

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

         Cost of revenues for the three months ended March 31, 2000 totaled $92,093 compared to $78,143 for the three months ended March 31, 1999. The overall gross margin for the three months ended 2000 was 35% of revenues compared to 33% of revenues for the comparable three months ended in 1999. The increased gross margin results from a continued effort to create a leaner production team and better inventory management.

    Selling, general and administrative expenses totaled $1,068,682 for the Three months ended March 31, 2000, compared to $230,627 for the three months ended March 31, 1999, an overall increase of $716,568. This increase is primarily attributable to cash expenditures in association with the research and development of the Company's new remote medical diagnostic technology.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits Required by Item 601 of Regulation S-B

         Exhibit No.                Description

         10.05                      Technical Services Agreement
         27                         Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VOLU-SOL, INC.

Date: August 1, 2000                                 By: /s/ W. W. Kirton, III
                                                     ------------------------
                                                     Wilford W. Kirton, III,
                                                     Chief Executive Officer





Date: August 1, 2000                                 By: /s/ Michael G. Acton
                                                     ------------------------
                                                     Michael G. Acton,
                                                     Acting Principal Accounting
                                                     Officer