Form 10QSB
period 2000-06-30
VOLU SOL INC
filed 2000-08-21
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2000, the registrant had issued and outstanding 2,869,219 shares of Common Stock, par value $.0001.

Note: On April 28, 2000, the registrant declared a one-for-five stock split of its common stock that reduced the number of issued and outstanding shares as of that date. Outstanding common stock data in this report have been adjusted to reflect the reverse stock split.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

1.        Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June 30, 2000....3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months and Nine Months Ended June 30, 2000 and 1999.....4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended  June 30, 2000 and 1999 ....................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

2.       Management's Discussion and Analysis or Plan of Operation.............8

PART II.  OTHER INFORMATION...................................................11

                          VOLU-SOL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                         June 30,
                                                                                           2000
                                                                                   ---------------------

               Assets

Current assets:
     Cash and cash equivalents                                                     $            516,243
     Accounts receivable, less allowance for doubtful accounts of $2,188                         95,371
     Note receivable                                                                            200,000
     Inventories                                                                                 50,772
                                                                                   ---------------------

        Total current assets                                                                    862,386

Property and equipment, net                                                                      54,525
Other assets                                                                                      3,697
                                                                                   ---------------------

        Total assets                                                               $            920,608
                                                                                   ---------------------

               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                              $            141,363
     Accrued liabilities                                                                         25,800
     Preferred stock dividends payable                                                          192,778
                                                                                   ---------------------

        Total current liabilities                                                               359,941
                                                                                   ---------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value; 10,000,000 shares authorized:
        15,133 shares outstanding (aggregate liquidation preference $4,280,157)               3,626,111
     Common Stock, par value $.0001; 50,000,000 shares authorized,
        2,869,219 shares issued and outstanding                                                     287
     Additional paid-in capital                                                               4,148,166
     Preferred stock subscriptions receivable                                                  (338,300)
     Accumulated deficit                                                                     (6,875,597)
                                                                                   ---------------------

        Total stockholders' equity                                                              560,667
                                                                                   ---------------------

        Total liabilities and stockholders' equity                                 $            920,608
                                                                                   ---------------------




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the Three Months                      For the Nine Months
                                                                Ended June 30,                           Ended June 30,
                                                         2000               1999                  2000                1999
                                                     --------------     --------------        --------------      --------------

Sales                                                $     119,724      $     134,951         $     376,458       $     385,686
Cost of goods sold                                          44,944             66,926               210,088             239,035
                                                     --------------     --------------        --------------       -------------

         Gross margin                                       74,780             68,028               166,370             146,651
Selling, general and administrative expenses               465,504            137,484             1,714,805             648,173
Research and development                                 1,053,670                  -             1,053,670                   -
                                                     --------------    ---------------       ---------------     ---------------

         Loss from operations                           (1,444,394)           (69,456)           (2,602,105)           (501,522)

Other income (expense):
     Interest income                                         9,798                  -                11,759                 140
     Interest expense                                            -            (10,146)                    -             (18,864)
                                                     --------------     --------------        --------------      --------------

Net loss before provision for income taxes              (1,434,596)           (79,602)           (2,590,346)           (520,246)

Provision for income taxes                                       -                100                     -                   -
                                                     --------------     --------------        --------------      --------------

         Net loss                                    $  (1,434,596)     $     (79,702)        $  (2,590,346)      $    (520,246)
                                                     --------------     --------------        --------------      --------------

Dividends on Series A preferred stock                      (75,691)           (34,388)             (192,778)           (110,220)
                                                     --------------     --------------        --------------      --------------

Net loss applicable to common stock                  $  (1,510,287)     $    (114,090)        $  (2,783,124)      $    (630,466)
                                                     --------------     --------------        --------------      --------------

Net loss per common share - basic and diluted        $       (1.00)     $       (0.21)        $       (2.86)      $      (1.49)
                                                     --------------     --------------        --------------      --------------

Weighted average common shares outstanding               1,510,877            540,000               970,561             422,000


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               For the Nine Months
                                                                                  Ended June 30,
                                                                             2000                     1999
                                                                 ---------------------------------------------

Cash flows from operating activities:
     Net loss                                                     $       (2,590,346)     $          (520,246)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
             Depreciation                                                     51,859                   59,586
             Preferred and common stock issued for services                  615,000                  265,000
             Issuance of stock options for serviceS                          338,845                        -
             (Increase) decrease in:
                 Accounts receivable                                         (19,674)                 (12,504)
                 Inventories                                                   5,448                    2,488
                 Other assets                                                    525                   17,117
             Increase (decrease) in:
                 Accounts payable                                            106,997                  (11,675)
                 Accrued liabilities                                          (2,534)                 (22,783)
                                                                 --------------------     --------------------

         Net cash used in operating activities:                  $        (1,493,880)     $          (224,783)
                                                                 --------------------     --------------------

Cash flows from investing activities-payments
   on issuance of related party note receivable                             (200,000)                       -
                                                                 --------------------     ---------------------
Cash flows from financing activities:
     Proceeds from sale of preferred stock                                   266,000                        -
     Proceeds from sale of common stock                                    1,900,000                        -
     Payment on subscription receivable                                            -                  133,690
     Proceeds from notes payable                                                   -                   96,000
                                                                 --------------------     --------------------

         Net cash provided by financing activities                         2,166,000                  229,690
                                                                 --------------------     --------------------

         Net increase (decrease) in cash                                     472,120                    4,907

Cash, beginning of period                                                     44,123                   16,411
                                                                 --------------------     --------------------

Cash, end of period                                              $           516,243      $            21,318
                                                                 --------------------     --------------------




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Volu-Sol, Inc. and Volu-Sol Reagents Corporation, its wholly owned subsidiary (collectively, the "Company"), have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1999.

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

(3)      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of June 30, 2000:

Raw materials, packaging and supplies                  $  31,918
Instruments, biological stains and reagents               18,854
                                                       ---------
                                                       $  50,772
                                                       =========

(4)      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended June 30, 2000 and 1999, the Company accrued Series A Preferred Stock dividends payable of $192,778 and $110,220, respectively.

During the nine months ended June 30, 2000, increased preferred stock and decreased additional paid-in-capital for $169,695 due to accretion.

During the nine months ended June 30, 1999, reduced notes payable by $276,149 and the associated accrued interest of $30,051 in partial satisfaction of subscription receivable.

During the nine months ended June 30, 1999, the Company reduced notes payable by $276,149 and the associated accrued interest of $30, 051 in partial satisfaction of a subscription receivable.

Actual amounts paid for interest and income taxes are as follows:

                                              For the Nine Months
                                                 Ended June 30,
                                             2000             1999
                                             ---------------------

Interest                                     $       -  $        -
                                             ---------------------
Income taxes                                 $       -  $        -


(5)      SERIES A PREFERRED STOCK

During the nine months ended June 30, 2000, the Company sold 1330 shares of Series A Preferred Stock for proceeds of $266,000 net of $30,000 offering costs. The Company also issued 2,011 shares of Series A Preferred Stock in satisfaction of the note payable to Biomune (see Note 2). The Series A Preferred Stock is convertible into Common Stock. The "conversion price," which is the basis for such conversion, is the lesser of (i) 80 % of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the date of conversion or (ii) $6.25 per share.

(6)      COMMON STOCK

     During the nine months ended June 30, 2000, the Company issued 400,000 restricted shares of Common Stock to Battelle Memorial Institute for services of $400,000 in connection with the development of the Company's technology. During the quarter ended June 30, 2000, the Company issued 25,000 shares of restricted Common Stock to a consultant for services provided to the Company.

(7)      NET LOSS PER COMMON SHARE

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

During the nine months ended June 30, 2000 the Company issued 1,718 shares of Common Stock, as part of the original divestiture, in the nature of a dividend. Also, the Company sold 1,900,000 shares of Common Stock for $1,700,000 net of $200,000 offering costs.

At June 30, 2000, there were outstanding options to purchase 1,439,220 shares of Common Stock and there were 15,133 shares of Series A Preferred Stock (excluding approximately 1,000 shares issuable in payment of accrued dividends). Depending upon the fair market value of the Company's Common Stock and the interpretation of the conversion feature in the rights and preferences of the Series A Preferred Stock, these shares could be converted up to 6,000,000 shares of Common Stock. The outstanding Series A Preferred Stock and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock are not included in the computation of Diluted EPS because they would be anti-dilutive. Of the outstanding options, 1,350,000 were granted to Battelle Memorial Institute in connection with the development of the Company's new technology. These options are exercisable at prices ranging from $3.00 to $7.00 per share. The remaining options outstanding at June 30, 2000 are related to options to purchase Biomune Common Stock outstanding at the time of the divestiture. The holders of such Biomune options were also granted options to purchase Volu-Sol, Inc. Common Stock.

(8)      OTHER INFORMATION

On April 11, 2000 the board of directors of the Company announced a reverse split of its Common Stock issued and outstanding, to become effective April 28, 2000. The action reduces the number of issued and outstanding shares of the Company Common Stock at a ratio of 1 for 5. Prior to the reverse split, the Company had a total of 2,712,502 shares of Common Stock issued and outstanding. After giving effect to the reverse split, there are 2,869,219 shares of Common Stock issued and outstanding. All share data in this report have been adjusted to reflect this reverse split.

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

(9)      RELATED PARTY INFORMATION

On April 17, 2000, the Company entered into a Technical Services Agreement for research and development with Battelle Memorial Institute. This agreement forms the basis for the parties' cooperation in the further research and development of a remote access diagnostic system for medical professionals and consumers to further the Company's business plan. Under the terms of the agreement, the Company will compensate Battelle for its services in furthering the research and development of the project by payment of $800,000 in the form of $400,000 cash and 400,000 restricted shares of Common Stock of the Company. The Company also granted options to Battelle to purchase 1,350,000 shares of Common Stock at prices ranging from $3.00 to $7.00 per share.

During the nine months ended June 30, 2000, the Company paid shareholders and an officer of the Company $477,000 for consulting services.

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

         This new plan represents a departure from the business currently conducted by the Company. Our business strategy currently being reviewed and developed by the board of directors is to focus our primary attention on the RADx System and related technology. The Company expects it will continue to operate its reagent business through its wholly owned subsidiary, Volu-Sol Reagents.

Results of Operations

Comparison of the Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999.

         During the three months ended June 30, 2000, the Company's revenues totaled $119,724 compared to $134,954 for the three months ended June 30, 1999. This decrease in revenues resulted primarily from a decrease in sales of reagents.

         Cost of revenues for the three months ended June 30, 2000 totaled $44,944 compared to $66,926 for the three months ended June 30, 1999. The overall gross margin for the three months ended 2000 was 62% of revenues compared to 50% of revenues for the comparable three months ended in 1999. The increased gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase. The increased gross margin results from a continued effort to create a leaner production team and better inventory management.

         Selling, general and administrative expenses totaled $465,504 for the three months ended June 30, 2000, compared to $137,484 for the three months ended June 30, 1999, an overall increase of $328,020. This increase is attributable to the costs associated with researching and commercializing the Company's RADX technology, upgrading the Company's fire suppression system, and the issuance of restricted common stock to a consultant.

         Research and development costs increased for the three months ended June 30, 2000 from $0 for the same period in 1999 to $1,053,670. This increase is related to expense recognition of options and common stock issued to Battelle Memorial Institute for research and development of new technology.

         Interest expense decreased from $10,146 for the three months ended June 30, 1999 to $0 for the three months ended June 30, 2000.

         The Company incurred a net loss applicable to common shares of $1,510,287 for the three months ended June 30, 2000 compared to a net loss applicable to common shares of $114,066 for the three months ended June 30, 1999.

Comparison of the Nine Months Ended June 30, 2000 to Nine Months Ended June 30, 1999

         During the nine months ended June 30, 2000 the Company generated revenues totaling $376,458 compared to $385,686 for the nine months ended June 30, 1999. This decrease in revenues is mainly attributable to decreased sales of Volu-Sol stains.

         Cost of revenues for the nine months ended June 30, 2000 totaled $210,088 compared to $239,035 for the nine months ended June 30, 1999. The overall gross margin for the nine months ended June 30, 2000 was 44% of revenues compared to 38% of revenues for the comparable nine months ended in 1999. This is attributable to a more efficient production team and an increase in prices.

         Selling, general and administrative expenses totaled $1,714,805 for the nine months ended June 30, 2000, compared to $648,173 for the nine months ended June 30, 1999, an overall increase of $1,066,632. Research and development costs totaled $1,053,670 for the nine months ended June 30, 2000, compared to $0 for the nine months ended June 30, 1999. This increase is due to the research and commercialization of the Company's RADX technology, upgrading the Company's fire suppression system, and the issuance of restricted common stock to a consultant.

         The Company incurred a net loss applicable to common shares of $2,783,124 for the nine months ended June 30, 2000 compared to a net loss applicable to common shares of $630,466 for the nine months ended June 30, 1999. This increase in net loss is primarily due to increase in selling, general administrative expenses as well as the Company's research or the RADX technology.

Liquidity and Capital Resources

         The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through March 31, 1999, Biomune financed the Company's operations through a series of loans and other capital contributions. The Company also sold shares of Series A Preferred Stock and Common Stock to provide additional working capital.

         The Company believes that cash generated by operations, together with the proceeds from additional sales of its securities will be sufficient to meet its capital requirements for a minimum of twelve months.

         As of June 30, 2000, the Company had cash of $516,243 and positive working capital of $560,667 compared to cash of $21,318 and positive working capital of $92,974 as of September 1999. This increase in available cash and working capital is primarily the result of the sale of Common Stock for gross proceeds of $1,900,000 during the quarter ended June 30, 2000.

         During the nine months ended June 30, 2000, the Company's operating activities used cash of $1,493,880, much of which was provided by the sale of Common Stock. During the nine months ended June 30, 1999, the Company's operating activities used cash in the amount of $224,783, which was provided by the sale of Series A Preferred Stock. During the nine-month period ended June 30, 1999, the Company repaid the note to the new shareholder by issuing 2,011 shares of Series A Preferred Stock to the new noteholder. The Note has been cancelled and the Company has no further obligations thereunder.

         The Company has no credit facility with any commercial lending institution. In the past, the Company borrowed and received capital from time to time from affiliates and former affiliates, but the Company has no formal financing arrangement, agreement or understanding with Biomune or any other party to provide debt financing in the future.

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

ITEM 3.  Changes in Securities

Unregistered Sales of equity securities during the quarter (other than in reliance on Regulation S).

         The following information sets forth certain information for all securities of the Company sold during the quarter ended June 30, 2000, without registration under the Securities Act of 1933 (the "Securities Act"). During the quarter ended June 30, 2000, the Company issued 425,000 shares of common stock for services. The offer and sale of these securities were exempt from registration under the federal securities and state "blue sky" laws and regulations pursuant to exemptions promulgated under those laws relating to offers and sales made to accredited investors. These shares were restricted shares and their sale or transfer by these investors are subject to restrictions under applicable federal and state securities laws, including the registration requirements of those laws.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits Required by Item 601 of Regulation S-B

         Exhibit No                 Description

         27                         Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VOLU-SOL, INC.

Date: August 21, 2000                    By:  /s/ Wilford W. Kirton, III
                                             -----------------------------------
                                             Wilford W. Kirton, III,
                                             Chief Executive Officer

Date: August 21, 2000                    By:  /s/ Michael G. Acton
                                             -----------------------------------
                                             Michael G. Acton,
                                             Acting Principal Accounting Officer