Form 10KSB
period 2000-09-30
VOLU SOL INC
filed 2001-01-16
CIK 1045942

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

[   ]             Transition  report under section 13 or 15(d) of the Securities
                  Exchange Act of 1934 for transition period from      to      .
                                                                 ------  ------

Commission file number 0-23153

                                 VOLU-SOL, INC.
                 (Name of small business issuer in its charter)

      UTAH                                                     87-0543981
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

5095 West 2100 South
Salt Lake City, Utah                                                    84120
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (801) 974-9474

Securities registered under Section          Name of  each  exchange  on  which
12(b) of the Act:                                  registered:

     None                                                 None

Securities registered under Section 12(g) of the Act:   Common Stock, $.0001
par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended September 30, 2000 were $496,211.

Registrant's common stock has not traded and there is no market for the registrant's common stock at this time. On April 28, 2000, the registrant declared a one-for-five stock split of its common stock that reduced the number of issued and outstanding shares as of that date. Outstanding common stock data in this report have been adjusted to reflect the reverse stock split.

There were 3,091,246 shares of common stock of the registrant outstanding as of December 31, 2000.

Transitional Small Business Disclosure
Format (Check one):
 Yes ___ No  X
            ---

                                     Part I

 Item 1.    Business

 Introduction

     Volu-Sol, Inc. (the "Company" or "Volu-Sol") was incorporated in Utah on July 27, 1995, as a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). Volu-Sol was organized to engage in the business of manufacturing and marketing medical diagnostic stains and solutions and related equipment, which business operations were conducted before that time as an unincorporated division of Biomune called the Volu-Sol Medical Division. Biomune purchased the assets comprising the Volu-Sol Medical Division in December 1991 from Logos Scientific, Inc. Biomune transferred all of the net assets of the Volu-Sol Medical Division to the Company. Through the fiscal year ended September 30, 1995, Volu-Sol operated out of leased facilities in Henderson, Nevada. In October 1995, the Company relocated to West Valley City, Utah, where its manufacturing facility and corporate offices are presently located.

     A total of 422,244 shares of the Company's common stock were distributed pro rata as a stock dividend to the holders of the common stock of Biomune in 1997 (the "Distribution"). As a consequence of the Distribution, Volu-Sol ceased to be a subsidiary of Biomune and commenced operations as a separate, independent company. Volu-Sol continues to conduct the operations it conducted as a subsidiary of Biomune. The Company's management has recently developed a new business plan to broaden the business emphasis of the Company to include remote medical diagnostics and medical alert technologies and services.

 Special Note Regarding Forward-looking Information

     Certain statements in this Item 1 - "Business" and in Item 6 - "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Exchange Act. For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation."

 Business Strategy

     Until recently, Volu-Sol's primary business strategy has been to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and to grow through the selective acquisition of complimentary businesses, devices and product lines. Management recently determined to pursue a more expanded role in the medical diagnostic industry. The new business strategy of the Company is outlined in greater detail below

New Business Direction

     Volu-Sol's management has determined to expand the scope of the Company's operations to develop products that provide a powerful way to manage patient medical information and to link patients, physicians and payors. The Company will continue to conduct its medical stains and solutions business under the Volu-Sol(TM) name and will operate its remote health monitoring and diagnostic business under the name RemoteMDx(TM).

     The Company believes that its management team has a breadth of experience and knowledge in the medical diagnostic arena needed to pursue development of new technologies in the medical device and electronics fields. Under the RemoteMDx brand the Company will introduce the "ROSE System(TM)"-- a family of healthcare monitoring and remote diagnostic products and services, which will position the Company in a market with high growth and profitability potential. The Company is developing the ROSE System to compete in the home healthcare and telemedicine markets. The Company estimates this market to be approximately $100 billion annually, based on industry publications. The ROSE System combines innovative hardware and software technologies with a powerful medical data capture and communication network.

     The new business model is based on providing solutions to some of the most substantial problems in healthcare today. This new product is intended to provide the patient power to decide when and where they have their "examination" while providing the physician with increased flexibility and efficiency in diagnosis.

     The healthcare market provides a significant opportunity for the Company to create new products and services that improve the quality and cost of care given. According to industry reports, total healthcare expenditures in the United States for 1998 were in excess of $1 trillion (14% of the gross domestic product). Expenditures are projected to grow to $2 trillion by 2007 (17% of the gross domestic product).

     The Company has formed a strategic alliance with Battelle Memorial Institute ("Battelle"), a not-for-profit research organization to collaborate with the Company to develop the ROSE System. The Company anticipates that it will continue to use Battelle to collaborate on development and design for the foreseeable future. The Company anticipates that after its products have been introduced it will continue to refine and develop enhancements to the products, as well as look for opportunities for future product offerings.

     Battelle has  completed a  demonstration  unit with core  components of the
ROSE  Acute  Diagnostic   system.  The  Company  will  continue  to  revise  the
demonstration model as product development continues.

The ROSE System

     The Company is developing the ROSE System to effectively compete in the greater than $100 billion home healthcare and telemedicine markets. The ROSE System combines innovative hardware and software technologies with a powerful medical data capture and communication network.

     The Company currently has under development intellectual property based hardware and software solutions that enable the remote monitoring and capture of patient condition data. The Company is simultaneously developing a strategy to acquire and build a world-class data management network to capture, organize and distribute this patient information to care providers and other authorized third parties.

         As currently planned, the ROSE System is expected to:

>> Incorporate a Personal Emergency Response System (PERS) product and service.

>> Permit increased independence through a mobile emergency response option.

>> Allow remote monitoring and diagnosis of patient conditions.

>> Increase patient access to healthcare while lowering costs of physician and patient interaction.

>> Reduce healthcare costs through timely capture of patient condition data leading to earlier and more cost effective treatments.

>> Improve patient satisfaction and outcomes through more consistent and convenient access to healthcare.

>> Create a portable and efficient electronic trail to a patient's medical history.

         The Company expects to launch the ROSE System in stages as follows.

Stage 1 - ROSEBUD(TM) (Mobile PERS)

     Existing Personal Emergency Response System (PERS) devices provide a range of use of approximately 150 - 250 feet and are intended for in-home use. ROSEBUD is a mobile PERS service providing a virtually unlimited range to the user and expanding the potential market for users from a few million to over 35 million. ROSEBUD offers greater freedom and mobility to the user who will carry or wear the small wireless, waterproof pendant, key-chain or watch transmitter. ROSEBUD will have the ability to be manually activated like traditional PERS devices. Therefore, at the push of a button from anywhere, at anytime, the user is in contact with emergency services.

     ROSEBUD will be enabled with Global Positioning Satellite (GPS) technology to allow the user to be located within a matter of meters in the event of an emergency. In addition, ROSEBUD will have an automated feature such that in the event of a sudden shock--produced by a fall--a signal will be activated within the device requiring a response. In the event the response is not received the predetermined response sequence will be initiated. ROSEBUD will be introduced in successive generations offering more features and user options such as two-way voice communication and vital sign monitoring.

     The mobility afforded by ROSEBUD will allow users to retain freedom and carry on with normal daily activities. Users will appreciate their ability to maintain dignity and a higher quality of life while being monitored and having access to an emergency response option--thus providing a safety net at all times for them or their loved ones.

     ROSEBUD is easy to use and is designed to signal a friend, relative or emergency service from anywhere, whenever help is needed. The system operates using a small wireless, waterproof pendant, key-chain or watch transmitter, carried or worn by the user. This component links the user to a 24/7 monitoring center attendant, to neighbors and to loved ones or caregivers.

>> In the event of an emergency, (an intruder, a medical condition, a fall) at any time, for any purpose, the user presses the activation button on the console or the wireless pendant. This activates a call immediately to the Emergency Response Center.

>> Within seconds, a two-way, hands free conversation is established between the user and the emergency attendant, via a highly sensitive two-way speakerphone, and the attendant will determine the type of help needed.

>> The caring attendant will dispatch a neighbor, relative or emergency service depending on the user's needs.

>> The emergency attendant has the user's pre-programmed information, including medical history, prescribed medications, user location, preferred hospital and information on who else should be contacted (family, neighbors, doctors).

>> If the emergency attendant is unable to make voice contact, the attendant will contact emergency personnel.

>> The caring attendant will close the loop and call back to the user's home or stay in voice contact to make sure help has arrived.

>> Caregivers are then contacted to indicate the nature of the incident. The family is always advised of any incident.

 Stage 2 - ROSE Chronic Monitoring(TM)

     The ROSE Chronic Monitoring service is designed to be a cost-effective solution that monitors chronic conditions utilizing home-based and mobile, monitoring devices. Chronic diseases are those of a longer or permanent duration. Examples of more prevalent chronic diseases include:

>> Congestive heart failure

>> Coronary heart disease

>> Diabetes

>> Asthma

>> AIDS/HIV

>> Cancer

     The service will be targeted to specific disease monitoring and will obtain large volumes of extremely precise patient related data which is processed through the RemoteMDx data management network and then is transmitted in a real-time fashion to healthcare providers and other authorized third parties.

     Initially, the Company will provide patients and healthcare providers with personalized disease management information and certain diagnostic tests that allow for home-based monitoring and communication of patient-specific data, such as blood glucose levels, blood pressure, heart and respiration rates, weight and other selected criteria. As additional home-based and point-of-care diagnostic products are approved by the FDA and become more advanced, its RemoteMDx offerings will expand to allow both the physician and the patient to test for and to monitor a wider range of chronic conditions through the addition of modular device connections on the ROSE Chronic Monitoring base unit. The ROSE Chronic Monitoring service will provide test results and feedback to its customers and to authorized third parties while storing the information in a patient medical history database; thereby empowering patients and their physicians to manage better their health.

Stage 3 - ROSE Acute DiagnosticTM

     The ROSE Acute Diagnostic service is designed to simulate a physician "house call" by allowing the patient to stay at home and have personal vital signs and diagnostic data acquired, processed through the RemoteMDx data management network and then sent to a physician. The physician will then make a diagnosis based on the remotely recorded data, or, if the physician believes there may be a problem, contact the patient for additional testing in the physician's office. The end result is intended to be the development of significantly improved efficiencies for care providers and the convenience of "24/7" healthcare.

     This product is targeted at acute medical events. An acute medical event is one in which the symptoms or wound come on suddenly and may or may not be life threatening. Examples of acute medical events include the onset of strep, a cold, or the flu, receiving a laceration or other wound or displaying specific conditions such as vomiting, coughing, or a rash.

     The ROSE Acute Diagnostic service will accommodate a proactive or on demand acute medical condition. This service differs from the ROSE Chronic Monitoring service in that the ROSE Acute service is focused on diagnosing "acute" medical conditions rather than monitoring chronic, ongoing medical conditions. The ROSE Acute Diagnostic product will be on a similar platform to that of the ROSE Chronic Monitoring product with multiple ports for medical diagnostic devices such as blood pressure cuffs, thermometers, scales and other instruments. This platform will encompass the ability to perform blood tests, strep tests, urinalysis, blood pressure checks and other commonly performed procedures at the physician's office.

     ROSE Acute will incorporate state-of-the-art technology to create a user interface and to transfer data. ROSE Acute will interface with the patient by asking relevant medical questions based on a medical triage decision tree and prompts the patient to use appropriate diagnostic medical tools to gather data. When the appropriate data is gathered, the patient will be prompted to send the data. The information is processed through and stored in the RemoteMDx data management network and forwarded to the physician. The physician, when the data is received, can respond through ROSE Acute's e-mail system or by telephone.

     The Company anticipates that as technology progresses, so will ROSE Acute. Eventually ROSE Acute will have a voice interface and human-like manner. Additionally, on the physician's side of the ROSE Acute transaction, the data gathered by ROSE Acute and sent to the physician will integrate with a comprehensive electronic medical record system, increasing physician productivity and providing unparalleled access to patient information.

Collaborative Relationships

     In addition to its relationship with Battelle, the Company intends to continue to form strategic alliances with industry leaders to achieve and fulfill its business plan. The Company has two additional areas in which the Company believes strategic alliances will better serve its needs. These areas include product marketing, distribution and access to patient markets and data transfer and processing.

     Product Marketing and Distribution - In order to enhance its marketing strength and augment its distribution channels, the Company is in the process of developing marketing and distribution alliance partners for its products and services. The Company is currently in contact with Veterans Affairs and regional HMO/PPO organizations with significant networks of physicians and patients. The Company is exploring an alliance with HMO/PPO organizations and other organizations for testing and receiving input on final technology design of its products.

The Company anticipates that these additional strategic alliance partners would provide the following:

>> A consortium of providers, specific to chronically ill care, to act as a focus group on product definition matched to specific care areas.

>> The opportunity to conduct prototype review and gain decision-making input into final technology design for test markets.

>> Sites to conduct trials, to establish protocols, to track outcomes and to act as early-adopter organizations for acquiring the technology.

>> Access to significant channels of distribution.

     Data Transfer and Processing. In order to enhance its data transfer and processing capabilities, the Company intends to forge a strategic alliance with an industry leader in this arena. The Company is in the process of identifying potential data transfer and processing alliance partners for its products and services. The Company believes that the Company may be able to forge an alliance with a partner that has expertise in both product marketing/distribution and data transfer and processing.

     Product Manufacturing. The Company has no manufacturing facilities for its new products. As part of the process of identifying and developing these new products, the Company anticipates that it may be required to manufacture, or have third parties manufacture, certain products and devices, including prototypes of the products. To the extent possible, the Company will require any such manufacturing to be conducted by third parties, including those parties with which it has collaborative relationships.

Competition

     The Company's research has revealed several companies working in the healthcare arena that have products overlapping different anticipated elements and aspects of its ROSEBUD product and service. Primary competitors include SOS Wireless, Magnavox 911 Phone, Digital Angel, Sensatix Smart Shirt, Body Media and Stay Healthy.com.

     The Company has not as yet identified any companies that compete directly with the planned ROSEBUD mobile PERS service. The companies identified above, however, have products or services that deliver one or more components of the ROSEBUD service.

     The Company believes that the current competition has targeted chronic disease monitoring with their products, and has no proprietary position in the acute diagnostics market. There can be no assurance, however, that they will not expand their product offerings into those areas that the Company has targeted.

     The industry has not embraced the chronic monitoring products of the Company's current competitors. These current competitors are attempting to sell hardware units to healthcare providers. The Company's research indicates that care providers prefer not to inventory, maintain or carry hardware on their balance sheets--particularly the majority of home healthcare providers who are small and who experience cash constraints.

     After interviewing several home healthcare agencies and gaining an understanding of their needs, the Company is approaching the chronic monitoring market with a direct-to-consumer weekly service fee model. The Company expects that it will be successful with this strategy due to its combined business model comprising control over both product hardware and the monitoring service network.

     The Company believes that, because of the nature of the healthcare industry, competition will likely arise and intensify. The Company also believes that it will maintain several advantages over its competition, in part because of its alliance with Battelle and other strategic alliances, as well as because of its business model combining both technology development and a data management network. In addition, the Company believes that several components in the ROSE System will enjoy significant intellectual property protection from competition. By establishing a basis for real, substantial cost savings and by providing broad practical solutions to the crisis in healthcare, the Company believes the ROSE System will flourish in current and future market conditions. There is no assurance, however, that the Company will be successful in competing with larger and better-capitalized competitors.

Potential Markets

Market Opportunity--Healthcare Industry Challenges

     Pressure from consumers, physicians and insurance groups is mounting on the healthcare system. This pressure is driving changes in the methods, costs and availability of healthcare delivery. Healthcare costs in the United States are spiraling upward and cost containment is a primary issue facing the industry. Several factors contributing to this situation include, in the Company's opinion, the following:

>> Errors in transcription of medical data.

>> Lack of patient compliance to prescribed healthcare.

>> Delayed detection and diagnosis of medical needs.

>> Lack of consistent monitoring of "at-risk" patients.

>> Shortage of qualified care providers.

>> Increased prevalence of chronic diseases. (Chronic diseases are those of a longer or permanent duration.

>> The percentage of the population afflicted with chronic diseases is substantial.

>> Chronic illnesses account for 60% - 70% ($700 + billion) of total healthcare costs.

>> Heart disease, cancer and diabetes all account for more than $100 billion in annual healthcare costs.

     The Company believes that routine clinical monitoring of patients with chronic conditions will prevent a substantial portion of these costs. This monitoring will lead to earlier intervention, thus often precluding the need for more expensive in-hospital care.

     Factors that evidence the increased economic pressures on the medical industry, in the Company's view, include the following:

>> Insurance   companies  are  struggling  to  maintain  service  levels  while controlling costs.

>> Patient access to timely healthcare is being limited.

>> Physicians are having their incomes reduced significantly.

>> Federal government is implementing a "Prospective Payment System" which is a flat fee payment that capitates and limits the costs Medicare and Medicaid will pay for home healthcare services.

     The Company has identified the following industry trends as a direct result of the factors and effects of rising healthcare costs:

>> Increasing use of home healthcare.

>> Increasing implementation of capitated payment programs. (Capitated payment programs are flat fee payment programs that limit the amount of costs that payors will reimburse.)

>> Growing acceptance of new technologies.

     In addition to economic pressures there are significant demographic and life style pressures on the healthcare system. The baby boomers are now aging. As a population we are living longer and becoming more proactive and informed with our healthcare issues and choices. Average life expectancy is moving upward. This coupled with the aging of the baby-boom generation presents an opportunity for companies providing healthcare to this large population segment.

>> Seventy-five million babies were born in the United States from 1946 to 1964

>> From 1990 to 2020, the elderly population (65+) is projected to increase to 54 million persons. The growth rate of the elderly will be more than double that of the total population during this period. Beginning in 2011, the first members of the baby boom will reach age 65.

>> In 2020, about 1 in 6 Americans will be elderly. By the middle of the next century, the number of elderly could reach 79 million. In 2050, the final phase of the gerontological explosion will occur. The elderly population as a whole will number about 79 million people, more than double its present size.

     A "window of opportunity" now exists for planners, policy makers, and businesses to prepare for the aging of the baby-boom generation.

     Currently 35 million Americans are 65 years of age or older and the size of the over-85 population is also increasing. These population segments and their accompanying health status, which clearly declines with increasing age, suggests that a larger number of individuals will seek long-term care as part of the continuum from independent living, to assisted living at home, to institutional care. Additionally, with longer life expectancy and more persons 85 years old and over, it is likely that more and more people will have surviving older relatives and be concerned with the daily monitoring of the health status of these loved ones. In 1959, there were 3 persons 85 years old and over for every 100 persons age 50 to 64. In 2050, there will be 27 persons 85 years old and over for every 100 persons age 50 to 64.

     About half of the over-85 population who live in their homes are frail and need assistance with everyday activities. Their relatives, in their fifties and sixties, face the difficulties of providing this care. With an aging population and the fact that reports indicate that 80% of healthcare costs occur in the last two years of life, viable cost saving options are needed.

     As a person ages, the number of office visits per year to a physician increases (National Ambulatory 1997 Medical Care Survey). When this trend is coupled with the fact that the fastest growing segment of the population is those 65 years of age and older, an explosion of office visits is anticipated. The Company believes that through its ROSE System family of products and services, the Company is poised to take advantage of the coming growth in patients seeking medical office visits or other healthcare services. The Company's new products offer a solution for dealing with this growth in a cost-effective manner.

Proactive Consumerism

     As a result of these several factors, many consumers are becoming much more proactive in their decisions regarding healthcare. They have been somewhat victimized by the current chaos in the healthcare system and feel the need to have more control over this most critical area of their lives. The Company believes that with its new products and services, the Company is positioned to take advantage of this chaos by providing a single solution that addresses multiple consumer and industry issues. Among others, the Company believes that the major issues affecting consumerism in the healthcare industry include the following:

>> Consumers feel isolated from healthcare and frustrated with paying high costs for a system that is placing limits and barriers on their ability to have timely access to their doctor.

>> Consumers are seeking alternatives to traditional healthcare as a means of taking more control over their health.

>> In  the  last  ten  years,   complementary  and  alternative   medicine
   expenditures have increased dramatically and it has become a $50 billion per year industry.

>> More money is now spent on alternative and complementary medicine than on primary care services ("Consumerism in Managed Care," MedPro Month, June-July 2000, Medical Data International).

     The healthcare industry is being forced to revolutionize its practices. The Company believes that its products would position the Company strategically to ride the wave of this revolution. The Company's RemoteMDx solutions in the ROSE System of health monitoring, diagnosis, and data management services will have the following impact on the industry:

>> Improved efficiencies resulting in over $1 billion in cost savings.

>> Improved accuracy, portability and communication of patient data.

>> 50 - 100% improvement in physician office efficiency.

>> Fast, efficient and staged implementation of home healthcare delivery options.

>> 50% reduction in home healthcare delivery costs.

Market Size

>> National expenditures in the healthcare industry are increasing:

>> Total healthcare industry expenditures are in excess of $1 trillion

>> Home healthcare market is $42 billion (approximately 50% of these costs are associated with the cost of labor)

>> Telemedicine market is $65 billion

     Pressures are mounting on the healthcare industry to gain control over costs, to meet the demands of a growing patient population and to improve patient outcomes from the healthcare system. The industry is realizing that the productivity gains that have occurred via technology in other industries must also be leveraged to solve some of its own challenges.

Research and Development

     With the change in emphasis to remote medical diagnostics, the Company has made a significant commitment to research and development. Prior to this change, Volu-Sol has not invested material amounts in research and development because of the extent of the product line acquired when Biomune purchased the assets comprising the Volu-Sol business.

Dependence on Major Customers

     During the fiscal years ended September 30, 1999 and 2000, Volu-Sol had sales to a company that accounted for approximately 19% and 15%, respectively of the Company's total revenues. Another customer accounted for approximately 11% of the Company's total revenues during fiscal year 1999.

Employees

     At September 30, 2000 Volu-Sol had 4 full time employees and no part-time employees. Volu-Sol will, as needed, hire additional employees or sub-contract the balance of its personnel requirements through independent contractors. Volu-Sol's current manufacturing operations do not require specially skilled employees and Volu-Sol believes that it will be able to satisfy its labor requirements for the foreseeable future. The Company's employees are not represented by a collective bargaining arrangement, and Volu-Sol believes its relationship with its employees is good. As the Company pursues its new business plan, it is anticipated that additional employees will be required, particularly employees with specialized experience in marketing to the medical industry.

Item 2.  Properties

     Volu-Sol leases approximately 11,500 square feet of laboratory facilities at 5095 West 2100 South, West Valley City, Utah from a third party. The leased premises serve as the Company's manufacturing, warehouse and shipping facilities as well as its corporate headquarters and offices. The lease was extended after September 30, 2000 through November 2005 with monthly base rent of $5,550, subject to annual adjustments according to changes in the Consumer Price Index.

Item 3.  Legal Proceedings

     Volu-Sol is not a party to, and none of its property is subject to, any pending or threatened legal proceedings which, in the opinion of management, are likely to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of shareholders during the fourth quarter of fiscal year 2000.

                                     Part II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

     Market. Prior to the Distribution, Biomune owned all of the Company's common stock and consequently there has never been a public trading market for the Company's securities. Although Volu-Sol anticipates that a public market for over-the-counter trading of the Company's securities may develop in the future, there can be no assurance that such a market will ever develop or that it will be sustained. At such time, if any, as Volu-Sol satisfies applicable entry or listing criteria, Volu-Sol may seek to include or list its common stock on a securities market or exchange. Volu-Sol does not meet those listing qualifications at this time. There is presently no market for the Company's common stock and there is no assurance that a market will ever develop. There can be no assurance that Volu-Sol will ever be able to satisfy such criteria or that its application for inclusion or listing on the Nasdaq Stock Market or securities exchange would be accepted.

     Holders. As of December 31, 2000, there were approximately 1,300 record holders of the Company's common stock and approximately 3,091,246 shares issued and outstanding. The Company had approximately 17,500 outstanding shares of preferred stock at December 31, 2000, held by 26 record holders and convertible into a total of 6,500,000 shares of common stock.

     Dividends. Since its incorporation, Volu-Sol has not declared any dividend on its common stock. Volu-Sol does not anticipate declaring a dividend on its common stock for the foreseeable future. The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred stock at the option of the Company. To date all such dividends have been paid by issuance of preferred stock.

     During the fiscal year ended September 30, 2000 the Company declared and paid a 10% dividend by issuing 1,293 additional shares of Series A Preferred Stock on the outstanding shares of Series A Preferred Stock.

     Dilution. Volu-Sol has a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The Board of Directors determines when and under what conditions and at what prices to issue the stock of the Company. In addition, a significant number of shares of common stock of the Company are reserved for issuance upon exercise of purchase or conversion rights. Volu-Sol agreed with Nasdaq to issue additional shares of common stock in connection the distribution. The issuance of any shares, whether in connection with the Distribution, new equity offerings, acquisitions, or the exercise of option or conversion rights will result in dilution of the equity and voting interests of existing shareholders.

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

Fiscal Year 1998

     During fiscal year 1998, Volu-Sol sold 1,835 shares of Series A Preferred to accredited investors for cash of $312,000. Volu-Sol also issued a total of 800 shares of Series A Preferred, valued at $160,000 for services provided to the Company by employees and consultants, including commissions earned in connection with the sale of the Series A Preferred to the accredited investors described above. The Company also issued 15 shares as settlement of a lawsuit.

Fiscal Year 1999

     During fiscal year 1999, Volu-Sol sold 797.5 shares of Series A Preferred Stock for cash proceeds totaling $159,500. All sales were to accredited investors. In addition, Volu-Sol issued 848 shares of Series A Preferred Stock as a stock dividend to its Series A holders and 2,460 shares of Series A Preferred Stock to certain employees, officers, directors, and consultants as compensation for services rendered to the Company. Volu-Sol also satisfied a subscription receivable of $402,200 for Series A Preferred Stock with a note payable to Biomune in the principal amount of $372,411, and accrued interest of $29,789.

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

Fiscal Year 2000

     During the year ended September 30, 2000, the Company sold 1,900,000 shares of common stock for $1,500,000. The Company also issued a total of 425,000 shares of common stock for services. The offer and sale of these securities were exempt from registration under the federal securities and state "blue sky" laws and regulations pursuant to exemptions promulgated under those laws relating to offers and sales made to accredited investors. These shares were restricted shares and their sale or transfer by these investors are subject to restrictions under applicable federal and state securities laws, including the registration requirements of those laws. In addition, during the year ended September 30, 2000, the Company issued 72,000 shares of common stock upon conversion of 288 shares of Series A preferred stock.

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

Results of Operations

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     In the fiscal year ended September 30, 2000, Volu-Sol had revenues totaling $496,211 compared to $528,904 for fiscal year ended September 30, 1999.

     Cost of goods sold in the fiscal year ended September 30, 2000 totaled $291,213 compared to $364,646 for the fiscal year ended September 30, 1999. The overall gross margin for the fiscal year ended September 30, 2000 was approximately 41% compared to 31% of revenues in fiscal year 1999.

     Selling, general and administrative expenses totaled $1,596,601in fiscal year 2000, compared to $938,898 in 1999, an overall increase of $657,503.

     Volu-Sol incurred a net loss of $3,445,352 in 2000, compared to a net loss of $906,500 in fiscal year 1999. This net loss is the result of increased selling, general and administrative and research and development expenses in 2000.

Liquidity and Capital Resources

     Volu-Sol currently is unable to finance its operations solely from its cash flows from operating activities. During the year ended September 30, 2000, the Volu-Sol financed its operations primarily through the sale of 1,900,000 shares of common stock for gross proceeds of $1,500,000. These proceeds were used to supplement cash from operations as working capital.

     As of September 30, 2000, the Company had cash and cash equivalents of $278,421 and working capital of $177,697, compared to cash of $44,123 and working capital of $13,340 as of September 30, 1999.

     Interest expense decreased from $18,864 in fiscal year 1999 to $0 in the fiscal year ended September 30, 2000.

     During fiscal year 2000, the Company's operating activities used cash of $1,492,509 compared to $277,449 in 1999. This cash was primarily provided by the sale of common stock in 2000 and Series A Preferred Stock in 1999.

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

Recent Accounting Pronouncements

     During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 became effective for all fiscal years beginning after December 15, 1998. Volu-Sol adopted SOP 98-5 in the fiscal year ended September 30, 2000.

     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 is to be adopted for fiscal years beginning after December 15, 1999, which for the Company would be the fiscal year beginning October 1, 2000. SAB 101 addresses various topics in revenue recognition. The Company is currently analyzing SAB 101, however based on management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for certain Transactions Involving Stock Compensation - An Interpretative of Accounting Principals Board Opinion ("APB") No. 25". FIN 44 clarifies the application of APB 25 and became effective July 1, 2000. The Company believes that its current accounting policies are in conformity with this interpretation, and does not believe that FIN 44 will have a material effect on the Company's financial statements.

Risk Factors

     This Report contains forward-looking statements, which may be affected by risks and uncertainties including many that are outside the Company's control. The Company's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this Report.

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

     Uncertainty of Future Financial Results. Profitability depends upon many factors, including the success of its marketing program, its ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of the its business activities. Volu-Sol has an accumulated deficit as of September 30, 2000 of $7,767,375. Volu-Sol anticipates that it will continue to incur operating losses in the future. Volu-Sol's ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing and distribution system. There can be no assurance that the Company will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, Volu-Sol may be required to materially curtail or cease its operations. See "Management's Discussion and Analysis or Plan of Operation."

     Transition to a new business model requires devotion of resources and energies to a business that is unfamiliar to current management. The Company is now in the process of transitioning from its laboratory stain and reagent business to a new business that is focused on providing remote medical monitoring and diagnostic tools to physicians, consumers and payors. In transitioning to this new business model, the Company is substantially changing its business operations, sales and implementation practices, customer service and support operations and management focus. The Company is facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a wider range of sources, the need to develop strategic relationships and other risks associated with a significant change of business plans. Failure to successfully address these issues and risks would materially adversely affect the Company's business, financial condition and results of operations. In addition, because the Company is moving out of its current business model, the available historical information relating to its operations is not indicative of the operating results the Company might expect under the newly adopted business plan. Consequently, you have very little historical financial information to assist you in making an investment decision in connection with this Offering.

     Changing the business model and adopting a new business plan means that the Company may be regarded as a "start-up" venture, subject to the risks and uncertainties usually associated with startups. You should consider an investment in the Debentures in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development. If the Company is to be successful in this new market, it must accomplish the following, among other things:

       o Develop and introduce functional and attractive product and service offerings;
       o Increase awareness of the Company's brand and develop consumer loyalty;
       o Respond to competitive and  technological  developments;
       o Build an operationalstructure to support the Company's business; and
       o Attract,  retain and motivate qualified personnel.

If the Company fails to achieve these goals, that failure would have a material adverse effect on the Company's business, prospects, financial condition and operating results. Because the market for the Company's new product and service offerings is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. There is no assurance that a market for these products or services will ever develop or that demand for the Company's products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, the Company's business, financial condition and operating results would be materially adversely affected.

     Risks of technological uncertainty. The Company may not realize revenues from the sale of any of its new products for several years, if at all. Some of the products the Company is currently evaluating likely will require further research and development efforts before they can be commercialized. There can be no assurance that the Company's research and development efforts will be successful or that the Company will be successful in developing any commercially successful products. In addition, technology, particularly those that are integrated or expected to be integrated with the Company's product and service offerings, is rapidly changing and developing. The Company faces risks associated with the possible obsolescence of its technology and the risks of delay in the further development of its own technologies. Other difficulties and uncertainties normally associated with new industries or the application of new technologies in new or existing industries also threaten the Company's business, including the possible lack of consumer acceptance, difficulty in obtaining financing for untested technologies, increasing competition from larger well-funded competitors, advances in competing or other technologies, and changes in laws and regulations affecting the development, marketing or use of the Company's new products and related services.

     Dependence upon strategic alliances. The Company's strategy for the identification, development, testing, manufacture, marketing and commercialization of its products and services includes entering into various collaborations through corporate alliances. The Company has already entered into a collaborative relationship with a significant engineering and product commercialization company and the Company believes that this relationship provides the Company with a strong strategic alliance for the design and engineering of its products. The Company's alliance is with a large engineering, consulting and research and development firm with close connections to the Food and Drug Administration and other governmental agencies. There can be no assurance, however, that this relationship will succeed or that the Company will be able to negotiate strategic alliances with other parties on acceptable terms, if at all, or that any of these collaborative arrangements will be successful. To the extent the Company chooses not, or are not able to establish such arrangements, the Company could experience increased capital requirements as a result of undertaking such activities at its own risk and expense. In addition, the Company may encounter significant delays in introducing products currently under development into the marketplace or find that the development, manufacture or sale of the Company's proposed products are adversely affected by the absence of successful collaborative agreements.

     Need to attract and retain key personnel. The Company's future success depends in significant part on the continued service of its senior management and successfully recruiting additional senior management to oversee the Company's move into a new business plan. The loss of the services of certain of the Company's key employees could have a material adverse effect on its business. The Company does not currently have key man insurance on any of its employees and the Company does not anticipate obtaining such insurance in the near future. The Company's future success also depends on its ability to attract and retain highly qualified design, technical, sales, marketing, customer service and managerial personnel with experience in its newly targeted markets. The Company faces competition for qualified individuals from numerous medical and clinical companies, universities and other research institutions. Competition for such personnel is intense, and the Company cannot guarantee that it will be able to attract or retain a sufficient number of highly qualified employees in the future. Failure to hire and retain personnel in key positions could materially adversely affect the Company's business, financial condition and results of operations.

     Inability to manage rapid growth. To execute the Company's business plan, it must grow significantly. This growth will place a significant strain on the Company's personnel, management systems and resources. The Company expects that the number of its employees, including management-level employees, will continue to increase for the foreseeable future and that it may need additional office space and expanded technology infrastructure. Failure to manage growth effectively will materially adversely affect the Company's business, results of operations and financial condition.

     Significant future capital needs and no assurance the Company will be successful in obtaining necessary additional funding. The identification, development and commercialization of the Company's products will require a commitment of substantial funds to conduct development activities, to create and expand distribution and marketing capabilities, and to acquire and expand manufacturing capacity. Given the development stage of the new business direction it is uncertain how long these net proceeds will fund the Company's operations. The Company may be required or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, including but not limited to, the costs and timing of its ongoing development activities, the number and type of clinical or other tests the Company may be required to conduct in seeking government or agency approval of these products, the success of its development efforts, the cost and timing of establishing or expanding its sales, marketing and manufacturing activities, the extent to which its products gain market acceptance, its ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of its commercialization efforts and the commercialization efforts of its marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside its control.

     To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into the Company's equity securities may be dilutive to shareholders (including the purchasers of the Debentures), and debt financing, if available, may involve significant restrictive covenants that limit the

Company's ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that the Company relinquish or encumber its rights to certain of the Company's technologies, products or marketing territories. Any inability or failure to raise capital when needed could also have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to the Company, if at all.

     Current and possibly future government regulation. The Company intends to market medical devices that may be regulated by a number of governmental agencies, including the United States Food & Drug Administration ("FDA"). The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory bodies in most foreign countries. The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products developed by the Company that are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations that could delay, limit or prevent required regulatory approvals. In addition, the Company may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. The Company may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if the Company obtains regulatory approval of a marketed product, its manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to the Company. Any such events, were they to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company may also be required to comply with FDA regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing the Company's products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If the Company, its management or its third party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, it could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.

     The Company's products and related manufacturing operations may also be subject to regulation, inspection and licensing by other governmental agencies, including the Occupational Health and Safety Administration ("OSHA").

     Lack of in-house research, development or manufacturing capability. The Company has no in-house research, development or manufacturing capability or capacity to produce any products. The Company initially intends to establish relationships with other companies to provide research, development and manufacturing services in connection with its components and products. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on the Company's business, financial condition and results of operations. These manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of the production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of these manufacturing processes would be successful, or that manufacturing or quality problems will not arise as the Company initiates production of any products it might develop.

     Lack of experienced sales and marketing capability for the Company's new product and service lines. The Company currently has no experience in sales, marketing or distribution in its intended market(s). To market any of its new products or services directly, the Company would be required to develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, the Company may obtain the assistance of other companies with established distribution and sales forces, in which case the Company would be required to enter into agreements regarding the use and maintenance of these distribution systems and sales forces. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities, or that the Company will be successful in gaining market acceptance for its products through the use of third parties. There can be no assurance that the Company will be able to recruit, train and maintain successfully any such sales and marketing personnel, or that the efforts of such personnel will be successful.

     Risks and uncertainties associated with the protection of intellectual property and related proprietary rights. The Company believes that its success will depend, in large part, on the Company's ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries. The enforcement of patent rights can be uncertain and involve complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.

     The strength of the Company's patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of its patents, if any. The Company's inability to obtain or to maintain patents on its key products could adversely affect its business. The Company intends to file patent applications in the United States and in key foreign jurisdictions relating to its technologies, improvements to those technologies and for specific products the Company may develop. There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The prosecution of patent applications and the enforcement of patent rights are expensive and the expense may adversely affect the Company's profitability and the results of its operations. In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.

     The Company's success will also depend, in part, on its ability to avoid infringing the patent rights of others. The Company must also avoid any material breach of technology licenses it may enter into with respect to its new products and services. Existing patent and license rights may require the Company to alter the designs of its products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to the Company's own, it may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any necessary licenses on commercially favorable terms, if at all. Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize the Company's products may have a material adverse impact on its business, results of operations and financial condition. Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to the Company or to determine the scope or validity of third party proprietary rights. If the Company's competitors prepare and file patent applications in the United States that claim technology also claimed by the Company, it may have to participate in proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if the Company eventually prevails. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that the Company cease using such technology.

     The Company relies on trade secrets laws to protect portions of its technology for which patent protection has not yet been pursued or is not believed to be appropriate or obtainable. These laws may protect the Company against the unlawful or unpermitted disclosure of any information of a confidential and proprietary nature, including but not limited to the Company's know-how, trade secrets, methods of operation, names and information relating to vendors or suppliers and customer names and addresses.

     The Company intends to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by entering into confidentiality agreements with employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

     No certainty that the market will accept the Company's products and services. The Company's targeted markets may never accept its products. Insurance companies, physicians, nurses, patients and consumers may not use the Company's products unless they determine, based on experience, clinical data, advertising or other factors, that those products are a preferable alternative to currently available methods of diagnosis. In addition, decisions to adopt new medical diagnostic devices can be influenced by government administrators, regulatory factors, and other factors largely outside the Company's control. No assurance can be given that key decision-makers or third party payors will accept the Company's new products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Intense competition. The Company's expected product markets are rapidly changing. Existing products and emerging products will compete directly with the products the Company is seeking to develop and market. The Company's technology will compete directly with other technology, and, although the Company believes its technology has or will have advantages over these competing systems, there can be no assurance that the Company's technology will have advantages that are significant enough to cause users to adopt its use. Competition from such products is expected to increase.

     Many of the companies currently in the remote medical monitoring and diagnostic market may have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than those available to the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing in the medical diagnostic arena. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than the Company's planned products.

     The Company faces competition based on product efficacy, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

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

Item 7.  Financial Statements

     The Company's audited financial statements and associated notes are included and set forth on pages F-2 through F-18 of this report.

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant

Executive Officers, Key Employees and Directors

     The executive officers and directors of Volu-Sol as of December 31, 2000 are as follows:


         Name              Age                    Position

Wilford W. Kirton, III      40         Chief Executive Officer and Director
Michael Acton               37         Secretary, Treasurer and Acting Principal
                                       Accounting Officer
Barry Edwards               48         Director
F. Kenneth Westover         73         Director



Wilford W. Kirton, III

     Mr. Kirton became a director and the Chief Executive Officer of Volu-Sol in January 1998. Mr. Kirton holds a bachelor's degree in Political Science from the University of Utah. Prior to joining Volu-Sol, Mr. Kirton was the proprietor and President of Travel Systems Network, a travel agency and tour operator from 1987 to February 1994. From February 1994 to June 1996, Mr. Kirton was Vice President of Old Republic Title, a real estate title company. From July 1996 to March 1997, Mr. Kirton was a sales representative for Schwanns Foods, a food distributor in Utah. Mr. Kirton was an officer of Optim Nutrition, a subsidiary of Biomune (former parent of Volu-Sol), from March 1997 until joining Volu-Sol in January 1998.

Michael G. Acton

     Mr. Acton has been Secretary, Treasurer and acting Principal Accounting Officer since March 3, 1999. Prior to that time, he was the President of Volu-Sol from March 1996 until March 1997 and Chief Executive Officer and Chairman of Volu-Sol from March 1997 to January 1998. From June 1998 until November 2000, Mr. Acton was Chief Executive Officer of Biomune, where he also served as Chief Financial Officer from July 1997 through November 2000. From October 1994 to July 1997, he was the Controller of Biomune. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah, where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science Degree in Accounting in 1988 and a Masters of Professional Accountancy Degree in 1989, both from the University of Utah. He is a Certified Public Accountant in the State of Utah.

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

     None of Volu-Sol's executive officers or directors is related to any other executive officer or director of the Company.

         The Board of Directors has not organized any committees to date.

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

     Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, Volu-Sol believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner and Volu-Sol is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended September 30, 2000, that was not filed with the Commission.

Item 10.     Executive Compensation

     In January 1998 the Company engaged Wilford W. Kirton III as President, Chief Executive Officer and director. Mr. Kirton has no written agreement with the Company. He receives an annual salary of $108,000. In addition, in October 2000 Mr. Kirton was granted options to purchase 400,000 shares of common stock at a price of $1.00 per share. A total of 200,000 shares may be acquired at any time under these options. The remaining 200,000 shares vest at such time as the Company enters into a join venture or similar agreement for marketing of the Company's new products and services.

     Since1996 the Company has engaged the services of Michael Acton, who has served in several executive positions with the Company. Currently Mr. Acton is the Company's Acting Principal Accounting Officer. There is no written agreement between Mr. Acton and the Company. In October 2000, the Board granted Mr. Acton options to purchase 200,000 shares of common stock at an exercise price of $1.00 per share. One-half of these options (100,000 shares) are now exercisable. The remaining portion vests at such time as the Company enters into a joint venture or similar agreement for marketing of the Company's new products and services.

     The following table sets forth the compensation paid to the Company's chief executive officer during the past three fiscal years. No other officer was paid total annual compensation in excess of $100,000 during the three years ended September 30, 2000.

                           Summary Compensation Table

                                                     Compensation

Name and Principal Position                     Year          Salary ($)

Wilford Kirton III                              1998                  -
President, Chief Executive Officer and          1999             48,000
Director                                        2000             89,000

Stock Plans

The 1997 Volu-Sol, Inc. Transition Plan

     At the time of the Company's divestiture by Biomune, it adopted the 1997 Volu-Sol, Inc. Transition Plan (the "Transition Plan") to govern the issuance and exercise of certain options to purchase the Company's common stock. Certain officers, directors and employees of Biomune had been granted options to purchase shares of Biomune common stock (the "Biomune Options"). The Biomune Options were granted pursuant to various Biomune stock plans (the "Biomune
Plans"). The Biomune Plans gave the committee of the Biomune Board that administers the plans (the "Biomune Plan Committee") the authority to make equitable adjustments to outstanding Biomune Options in the event of certain transactions, such as the divestiture of the Company.

     At the time of the divestiture, the Biomune Plan Committee and the Biomune Board determined that, immediately prior to the divestiture, each Biomune Option would be divided into two separately exercisable options: (i) an option to purchase the Company's common stock (the "Add-on Volu-Sol Option") in an amount that would have been issued in the divestiture in respect of the shares of Biomune common stock subject to the applicable Biomune Option, if such Biomune Option had been exercised in full immediately prior to the record date of the divestiture, and containing substantially equivalent terms as the existing Biomune Option, and (ii) an option to purchase Biomune common stock (an "Adjusted Biomune Option"), exercisable for the same number of shares of Biomune common stock as the corresponding Biomune Option had been. The per share exercise price of the Biomune Option would remain the same in the Adjusted Biomune Option, and all other terms of such Biomune Option would remain the same in all material respects. The Add-on Volu-Sol Option carry an option exercise price per share equal to the price per share of the exercise price under the Biomune Option.

     As a result of the foregoing, certain persons who remained Biomune employees or non-employee directors of Biomune after the divestiture hold both Adjusted Biomune Options and separate Add-on Volu-Sol Options. The obligations with respect to the Adjusted Biomune Options and Add-on Volu-Sol Options held by Biomune employees and non-employee directors following the distribution are obligations solely of Biomune. The Company has reserved a total of 732,101 shares of common stock for issuance upon exercise of the Add-on Volu-Sol Options granted at the time of the divestiture under the Transition Plan.

     The Transition Plan is administered by the Board of Directors or a Committee of the Board of Directors appointed by the Board.

The 1997 Volu-Sol, Inc. Stock Incentive Plan

     Immediately prior to the divestiture in August 1997 the Company adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan ("1997 Plan"). The 1997 Plan was approved by action of Biomune, then the Company's sole shareholder. Under the 1997 Plan, the Company may issue stock options, stock appreciation rights ("SARs"), restricted stock awards, and other incentives to the Company's employees, officers and directors. The principal features of the 1997 Plan are summarized below, but the following Summary is qualified in its entirety by the written plan.

     The 1997 Plan provides for the award of incentive stock options to the Company's key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with the Company's subsidiaries or the Company. 5,000,000 shares are available for issuance pursuant to awards granted under the 1997 Plan.

     At a regular meeting of the Board in October 2000, the Board granted options under the plan to certain officers, directors, employees and consultants. A total of 1,950,000 shares of common stock have been reserved to be issued upon exercise of those options.

Director Compensation

     Directors are paid an annual fee of $7,500 for their service as directors of the Company. Directors are also reimbursed for expenses they incur in connection with their attendance at or participation in meetings of the Board of Directors or shareholders of the Company.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table presents the beneficial ownership of the Company's common stock as of November 30, 2000 and as adjusted to reflect the sale of the Debentures (and including the shares of common stock underlying the Debentures) by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock; (ii) each director;
(iii) each executive officer; and (iv) all directors and executive officers as a group. Shares of common stock that a person has the right to acquire within 60 days of the date of this Memorandum are considered to be outstanding in calculating the percentage ownership of that person, but are not considered to be outstanding for any other purpose. Unless otherwise noted, the address of each beneficial owner listed below is c/o Volu-Sol, Inc., 5095 West 2100 South, Salt Lake City, Utah 84120.



                                                 Shares of Common Stock         Percentage of
                                                   Beneficially Owned              Class
                                                ------------------------       ---------------
        5% Stockholders

           ADP Management                                 1,500,000             50.9%
           David G. Derrick (2)                           2,500,748             63.4%
           James Dalton                                     400,000             13.6%
           Battelle Memorial Institute                      400,000             13.6%
        Officers & Directors

           Wilford Kirton III (3)                           200,000              6.4%
           Michael Acton (4)                                100,000              3.3%
        All Officers and Directors as a group (2            300,000              9.7%
        persons)

    (1)  Assumes a total of 3,091,246 shares issued and outstanding.

    (2) Includes 1,500,000 shares owned directly by ADP Management, an entity owned and controlled by Mr.Derrick, options to purchase 1,000,000 shares of common stock, as well as 748 shares held directly by Mr. Derrick. Mr. Derrick has been nominated to serve as a director of the Company upon completion of a private placement of the Company's debt, expected to be completed in or about April 2001.

    (3)  Includes options to purchase 200,000 shares of common stock.

    (4)  Includes options to purchase 100,000 shares of common stock.


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

     On April 17, 2000, the Company entered into a Technical Services Agreement for research and development with Battelle. This agreement forms the basis of the Company's mutual cooperation in the further research and development of a remote access diagnostic system for medical professionals and consumers to further the Company's new business plan. Under the terms of this agreement, the Company will compensate Battelle for its services in furthering the research and development of the project by payment of $800,000 in the form of $400,000 cash and 400,000 restricted shares of common stock. The Company also granted options to Battelle to purchase 1,350,000 shares of common stock at prices ranging from $3.00 to $7.00 per share. The agreement also grants certain anti-dilution rights to Battelle. Battelle may also appoint a nominee to serve on the Company's Board of Directors. To date Battelle has not exercised this right.

     During March 2000 the Company sold 1,900,000 shares of common stock to ADP Management (an entity owned by David Derrick, a nominee for director after the closing of this Offering) and to James Dalton. The Company received cash of $1,900,000 in these transactions.

     The Company has also entered into a consulting agreement with ADP Management for the one-year period commencing April 1, 2000 through March 31, 2001. Under the terms of this Agreement, ADP Management is paid a consulting fee of $10,000 per month. The Company has also agreed to reimburse the expenses incurred by ADP Management in the course of its performance under the consulting agreement and in connection with its efforts.

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

                                           Dated: January 11, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                       Date

 /s/ Wilford W. Kirton, III                                     January 11, 2000
-------------------------------  Director, Chairman, and
Wilford W. Kirton, III           Chief Executive Officer



-------------------------------  Director                       January __, 2000
Barry Edwards


 /s/ Ken Westover
-------------------------------  Director                       January 11, 2000
Ken Westover

 /s/ Michael G. Acton
-------------------------------  Acting Chief Financial Officer January 11, 2000
Michael G. Acton

VOLU-SOL, INC.

Consolidated Financial Statements
September 30, 2000 and 1999

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


Notes to consolidated financial statements                                  F-7



--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Volu-Sol, Inc.

We have audited the accompanying consolidated balance sheet of Volu-Sol, Inc. and subsidiary (the Company), as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volu-Sol, Inc. and subsidiary as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

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

                                      TANNER + CO.

Salt Lake City, Utah
December 8, 2000

                                                                  VOLU-SOL, INC.
                                                      Consolidated Balance Sheet

                                                             September 30, 2000

--------------------------------------------------------------------------------



              Assets

Current Assets:
     Cash                                                                       $          278,421
     Accounts receivable, less allowance for
       doubtful accounts of $21,188                                                         78,105
     Inventories                                                                            50,890
                                                                                ------------------

                  Total current assets                                                     407,416

Property and equipment, net                                                                 56,315
Other assets                                                                                 3,272
                                                                                ------------------

                  Total assets                                                  $          467,003
                                                                                ------------------

--------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                           $          190,630
     Accrued liabilities                                                                    39,089
                                                                                ------------------

                  Total current liabilities                                                229,719
                                                                                ------------------

Commitments and contingencies                                                                    -

Stockholders' equity:
     Preferred stock, $.0001 par value; 10,000,000 shares authorized:
       16,138 shares issued and outstanding (aggregate liquidation
       preference $43,310)                                                               3,829,112
     Common stock, $.0001 par value; 50,000,000 shares authorized,
       2,941,246 shares issued and outstanding                                                 294
     Additional paid-in capital                                                          4,542,553
     Preferred stock subscriptions receivable                                             (338,300)
     Accumulated deficit                                                                (7,796,375)
                                                                                ------------------

                  Total stockholders' equity                                               237,284
                                                                                ------------------

                  Total liabilities and stockholders' equity                    $          467,003
                                                                                ------------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-3

                                                                  VOLU-SOL, INC.
                                            Consolidated Statement of Operations

                                                       Years Ended September 30,
--------------------------------------------------------------------------------


                                                              2000              1999
                                                    -----------------------------------

Sales                                               $         496,211    $      528,904
Cost of goods sold                                            291,213           364,646
                                                    -----------------------------------

                  Gross margin                                204,998           164,258

Research and development - related party                    2,069,231                 -
Selling, general and administrative expenses                1,596,601           938,898
Impairment loss                                                     -           114,620
                                                    -----------------------------------

                  Loss from operations                     (3,460,834)         (889,260)

Other income (expense):
     Interest income                                           15,482             1,624
     Interest expense                                               -           (18,864)
                                                    -----------------------------------

     Loss before provision for income taxes                (3,445,352)         (906,500)

Provision for income taxes                                          -                 -
                                                    -----------------------------------

                  Net loss                          $      (3,445,352)   $      906,500)
                                                    -----------------------------------

Dividends on Series A preferred stock                        (258,550)         (169,638)

Preferred stock accreation                                   (171,746)         (305,750)

Net loss applicable to common stock                 $      (3,875,648)   $   (1,381,888)
                                                    -----------------------------------

Net loss per common share - basic and diluted       $           (2.85)   $        (2.67)
                                                    -----------------------------------

Weighted average shares - basic and diluted                 1,359,530           517,239
                                                    -----------------------------------




--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-4

                                                                  VOLU-SOL, INC.
                                  Consolidated Statement of Stockholders' Equity

                                         Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                           Preferred
                                                                            Additional     Stock
                                    Preferred Stock       Common Stock        Paid-In     Subscriptions  Accumulated
                                ------------------------------------------
                                 Shares     Amount      Shares     Amount     Capital      Receivable     Deficit
                                --------------------------------------------------------------------------------------

Balance at September 30, 1998      9,395  $  2,033,028  2,211,407  $    221  $ 1,959,832  $    (900,000)  $ (3,016,335)

Effect of 1 for 5 stock split at
April 15, 2000                         -             - (1,769,126)     (177)         177              -              -

Additional shares issued as a
result of the divestiture of the
Company's common stock                 -             -    100,219        10          (10)             -              -

Issuance of preferred stock for:

   Commission                        775       155,000          -         -            -              -              -
   Board of directors
     compensation                  1,485       297,000          -         -            -              -              -
   Compensation                      200        40,000          -         -            -              -              -

Collection of stock
  subscription:

   Cash                                -             -          -         -            -        159,500              -
   Exchange of liabilities             -             -          -         -            -        402,200              -

Dividends on preferred stock         848       169,638          -         -            -              -       (169,638)

Accretion of preferred stock           -       305,750          -         -     (305,750)             -              -

Net Loss                               -             -          -         -            -              -       (906,500)
                                ---------------------------------------------------------------------------------

Balance at September 30, 1999     12,703     3,000,416    542,500        54    1,654,249       (338,300)  (  4,092,473)

Additional shares issued as a
result of the divestiture of the
Company's common stock                 -             -      1,746         -            -              -              -

Issuance of common stock for:

   Cash (related party)                -             -  1,900,000       190    1,499,810              -              -
   Services                            -             -     25,000         3       24,997              -              -
   Services (related party)            -             -    400,000        40      399,960              -              -
   Conversion of preferred          (288)      (57,600)    72,000         7       57,593              -              -
stock

Issuance of preferred stock for:

   Cash                            1,330       236,000          -         -            -              -              -
   Cash (related party)              580       116,000          -         -            -              -              -
   Services                        1,100       220,000          -         -            -              -              -

Issuance of stock options for
services to related party              -             -          -         -    1,077,690              -              -

Dividends on preferred stock       1,293       258,550          -         -            -              -       (258,550)

Accretion of preferred stock           -       171,746          -         -     (171,746)             -              -

Net loss                               -             -          -         -            -              -     (3,445,352)
                                --------------------------------------------------------------------------------------

Balance at September 30, 2000     16,138  $  3,829,112  2,941,246  $    294  $ 4,542,553  $    (338,300)  $ (7,796,375)
                                --------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-5

                                                                  VOLU-SOL, INC.
                                            Consolidated Statement of Cash Flows

                                                       Years Ended September 30,
--------------------------------------------------------------------------------



                                                                             2000               1999
                                                                       ----------------------------------
Cash flows from operating activities:

     Net loss                                                          $    (3,445,352      $    (906,500)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation                                                           59,262             79,902
         Provision for losses on accounts receivable                            19,000               (987)
         Common stock issued for services                                      425,000                  -
         Stock options issued for services                                   1,077,690                  -
         Preferred stock issued for services                                   220,000            492,000
         Impairment loss                                                             -            114,620
         (Increase) decrease in:
              Accounts receivable                                              (21,408)           (12,002)
              Inventories                                                        5,330             29,231
              Other assets                                                         950                742
         Increase (decrease) in:
              Accounts payable                                                 156,264             (8,168)
              Accrued liabilities                                               10,755            (16,287)
                                                                       ----------------------------------

                      Net cash used in
                      operating activities                                  (1,492,509)          (227,449)
                                                                       ----------------------------------

Cash flows from investing activities:

     Purchase of property and equipment                                         (9,193)              (339)
     Proceeds from payment on related party note receivable                    200,000                  -
     Payment for issue of related party note receivable                       (200,000)                 -
                                                                       ----------------------------------

                  Net cash used in
                  investing activities                                          (9,193)              (339)
                                                                       ----------------------------------


Cash flows from financing activities:

     Proceeds from issuance of common stock                                  1,500,000                  -
     Proceeds from notes payable                                                     -             96,000
     Proceeds from sale of preferred stock                                     236,000                  -
     Payment on subscription receivable                                              -            159,500
                                                                       ----------------------------------

                      Net cash provided by
                      financing activities                                   1,736,000            255,500
                                                                       ----------------------------------

                      Net increase in cash                                     234,298             27,712

Cash, beginning of year                                                         44,123             16,411
                                                                       ----------------------------------

Cash, end of year                                                      $       278,421      $      44,123
                                                                       ----------------------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-6

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements

                                                     September 30, 2000 and 1999
--------------------------------------------------------------------------------


1.   Summary of
     Significant
     Accounting
     Policies

Organization and Business Activity

The consolidated financial statements consist of Volu-Sol, Inc. (the Company), which is incorporated in the state of Utah, and its wholly owned subsidiary, Volu-Sol Reagents Corporation, which was incorporated on March 5, 1998 in the state of Utah.

The Company engages in the manufacturing, marketing and distribution of medical diagnostic stains and the marketing and distribution of the Definitive. The Definitive is a hematology staining instrument that contains a microchip (proprietary to a third party) that regulates precise stain amounts.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2000, the Company had an accumulated deficit of $7,796,375 and has incurred continuous losses from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

--------------------------------------------------------------------------------
                                                                            F-7

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

Sales of the Definitive have been lower than expected by the Company, as a result, the Company has written off the carrying cost of its Definitive inventory, and recognized an impairment loss in its statement of operations in 1999.

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

--------------------------------------------------------------------------------
                                                                            F-8

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of
     Significant
     Accounting
     Policies
     Continued

Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted- average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive.

Advertising

The Company expenses the cost of advertising the first time the advertising takes place. For the years ended September 30, 2000 and 1999 advertising expenses totaled approximately $6,000 and $-0-, respectively.

Revenue Recognition

Revenue from the sale of the Company's products, less reserves for returns, is recognized upon shipment to the customer.

2.   Property
     and
     Equipment

Property and equipment consist of the following:

Leasehold improvements                                       $          224,045
Furniture and fixtures                                                  170,939
Equipment                                                                41,253
                                                             ------------------

                                                                        436,237

Accumulated depreciation                                               (379,922)
                                                             ------------------

                                                             $           56,315
                                                             ------------------



3.   Related
     Party
     Transactions

During the year ended September 30, 2000, the Company paid $2,069,231 in stock and cash to an entity, which holds more than 5% of the issued and outstanding common shares of the Company, for research and development services. Accounts payable to this entity were $145,000 at September 30, 2000.

--------------------------------------------------------------------------------
                                                                            F-9

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Related
     Party
     Transactions
     Continued

During the year ended September 30, 2000 the Company paid $90,000 in consulting expenses to an entity controlled by a major shareholder and another major shareholder. The Company is obligated under an agreement to pay $60,000 in fiscal year 2001.

During the year ended September 30, 2000 certain shareholders of the Company purchased 1,900,000 shares of common stock at approximately $.80 per share.

4.   Income Tax

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:

                                                   September 30,

                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------
Federal income tax benefit at
  statutory rate                        $        1,171,000  $       308,000
Meals and entertainment                             (2,000)          (1,000)
Other                                               (9,000)          (5,000)
Change in valuation allowance                   (1,160,000) $      (302,000)
                                        -----------------------------------

                                        $                -                -
                                        -----------------------------------


Deferred tax assets (liabilities) are comprised of the following at September 30, 2000:

Net operating loss carryforward                            $      1,348,000
Stock options issued for services                                   366,000
Depreciation and reserves                                            66,000
Valuation allowance                                              (1,780,000)
                                                           ----------------

                                                           $              -
                                                           ----------------



--------------------------------------------------------------------------------
                                                                           F-10

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Income Tax
     Continued

At September 30, 2000, the Company has net operating loss carryforwards available to offset future taxable income of approximately $3,966,000 which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

5.   Lease
     Obligations

The Company leases facilities under a noncancellable operating lease that expires in November 2005. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2000 are approximately as follows:

     Year Ending September  30:                                     Amount

                                                              ------------------

                           2001                               $           60,000
                           2002                                           62,000
                           2003                                           64,000
                           2004                                           66,000
                           2005                                           68,000
                           Thereafter                                     11,000
                                                              ------------------

     Total future minimum rental payments                     $          331,000
                                                              ------------------

Rent expense related to these non-cancelable operating leases was approximately $ 57,000 and $60,000 for the years ended September 30, 1999 and 1998, respectively.

6.   Supplemental
     Cash Flow
     Information

During the year ended September 30, 2000, the Company:

o Issued preferred stock of $258,550 as dividends.

o Increased preferred stock and decreased additional paid-in-capital for $171,746 due to accretion.

o Increased common stock and additional paid in capital and decreased preferred stock by $57,600 due to the conversion of 288 shares of preferred stock to common stock.

--------------------------------------------------------------------------------
                                                                           F-11

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Supplemental
     Cash Flow
     Information
     Continued

During the year ended September 30, 1999, the Company:

o    Issued preferred stock of $169,638 as dividends.

o Increased preferred stock and decreased additional paid-in-capital for $305,750 due to accretion.

o Reduced notes payable by $372,149 and the associated accrued interest of $30,051 in partial satisfaction of subscription receivable.

Actual amounts paid for interest and income taxes are as follows:

                                                    Years Ended
                                                   September 30,

                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Interest                                $             -    $            318
                                        -----------------------------------

Income taxes                            $             -    $              -
                                        -----------------------------------



7.   Reverse
     Common
     Stock Split

On April 13, 2000, the Company's Board of Directors approved a 1-for-5 reverse common stock split. All common share amounts, per share information and numbers of common shares into which preferred stock is convertible , and stock options have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

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

--------------------------------------------------------------------------------
                                                                           F-12

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Preferred
     Stock

Series A

On September 8, 1997, the Company amended its Articles of Incorporation to create a series of preferred stock. The Series A 10% Convertible Non-Voting Preferred Stock, consists of 20,000 shares with $.0001 par value. This series is part of the Company's 10,000,000 authorized shares of non-voting preferred stock. The Series A Preferred Stock has the following rights and privileges:

     1. The holders of the shares are entitled to dividends at the rate of ten percent (10%) per annum on the stated value of the Series
         A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance. At September 30, 2000, all dividends earned have been paid through the issuance of additional shares of preferred stock.


     2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $2.00 per share, plus accrued and unpaid regular or special dividends, if any, multiplied by 133% .

     3. The shares are convertible at the option of the holder at any time subsequent to January 1, 1998 into common shares, determined by dividing $200 plus any accrued and unpaid regular or special dividends by an amount equal to the lesser of
         (i) the "Market Price" (defined as the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the applicable Conversion Date) less
         20%; or (ii) $6.25.


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

--------------------------------------------------------------------------------
                                                                           F-13

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


10.  Major
     Customers

Sales to major customers which exceeded 10 percent of net sales are as follows:

                                             Years Ended September 30,

                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Company A                                      19.3%            14.6%
Company B                                         -             11.0%



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

--------------------------------------------------------------------------------
                                                                           F-14

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

--------------------------------------------------------------------------------
                                                                           F-15

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

                                             Number of
                                            Options and       Price Per

                                              Warrants          Share

                                          ---------------------------------

Outstanding at September 30, 1998                2,636,750  $ 5.80 to 20.00
 Expired                                          (406,250)   6.25 to  4.00
                                          ---------------------------------

Outstanding at September 30, 1999                2,230,500    5.80 to 20.00
 Expired                                        (1,420,000)   5.80 to 15.00
 Granted                                         1,350,000    3.00 to  7.00
                                          ---------------------------------

Outstanding at September 30, 2000                2,160,500  $ 3.00 to 15.00
                                          ---------------------------------



--------------------------------------------------------------------------------
                                                                           F-16

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock Options
     and Warrants
     Continued

When accounting for the issuance of stock options and warrants financial accounting standards allows entities the choice between adopting a fair value method or an intrinsic value method with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. During the year ended September 30, 2000, 1,350,000 stock options were awarded to a related-party entity for research and development services. The options were valued at a price derived from the Black-Scholes option pricing model and are recognized as part of the net loss per common share as reported in the statement of operations. No options were awarded for the year ended September 30, 1999. Accordingly, the loss applicable to common shares and loss per common share for pro-forma presentation in accordance with Statement of Financial Accounting Standards No. 123 does not differ from that of reported amounts as follows:

                                                        Years Ended
                                                       September 30,

                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

Net loss applicable to common
  shares - as reported                      $       (3,875,648)  $   (1,381,888)
Net loss applicable to common
  shares - pro forma                        $       (3,875,648)  $   (1,381,888)
Loss per common share - as reported         $             (2.8)  $        (2.67)
Loss per common share -   pro forma         $            (2.85)  $        (2.67)
                                            ------------------------------------

11.  Stock Options
     and Warrants
     Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         September 30,

                                               ---------------------------------
                                                     2000            1999
                                               ---------------------------------

Expected dividend yield                        $            -   $             -
Expected stock price volatility                             -                 -
Risk-free interest rate                                     6%             5.25%
Expected life of options                              5 years            5 years
                                               ---------------------------------

The weighted average fair value of options granted during the year ended September 30, 2000 and 1999 are $.80 and $0, respectively.

--------------------------------------------------------------------------------
                                                                           F-17

                                                                  VOLU-SOL, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



The following table summarizes information about stock options and warrants outstanding at September 30, 2000:

                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      09/30/00      (Years)       Price      09/30/00       Price
--------------------------------------------------------------------------------
$        3.00       450,000         4.56  $    3.00       450,000  $        3.00
  5.00 - 7.00     1,520,500         2.92       5.92     1,520,500           5.92
11.70 - 15.00       190,000         0.74      13.92       190,000           3.00
--------------------------------------------------------------------------------
$        3.00     2,160,500         3.07  $    6.01     2,160,500  $        6.01
--------------------------------------------------------------------------------



12.  Fair Value of
     Financial
     Instruments

The Company's financial instruments consist of cash, receivables and payables. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

--------------------------------------------------------------------------------
                                                                           F-18