Form 10QSB
period 2000-12-31
VOLU SOL INC
filed 2001-02-14
CIK 1045942

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO  _____________



                                                  Commission File Number 0-23153

                                 VOLU-SOL, INC.

        (Exact name of small business issuer as specified in its charter)



        Utah                                               87-0543981
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



5095 West 2100 South
Salt Lake City, Utah                                                    84120
(Address of principal executive offices)                              (Zip Code)

                                 (801) 974-9474
                           (Issuer's telephone number)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ -

As of February 8, 2001, the issuer had issued and outstanding 3,136,527 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
         1.       Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of
                  December 31, 2000............................................3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three months ended December 31, 2000 and 1999............4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the three months ended December 31, 2000 and 1999............5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements...................................................6

         2.       Management's Discussion and Analysis or Plan of Operation....8


PART II. OTHER INFORMATION....................................................10


         4.       Exhibits and Reports on Form 8-K............................10


         5.       Other Information...........................................10

                                     PART I

 Item 1 - Financial Statements

                          VOLU-SOL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS


                                                                               December 31,
                                                                                  2000
                                                                              --------------
Current assets:
  Cash and cash equivalents                                                   $       51,999
  Accounts receivable, less allowance for doubtful accounts of $21,188                83,840
  Inventories                                                                         55,227
                                                                              --------------
       Total current assets                                                          191,066

Property and equipment, net                                                           49,220
Other assets - deposits                                                                3,022
                                                                             ---------------
       Total assets                                                           $      243,308
                                                                              ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                            $       43,270
  Accrued liabilities                                                                 74,060
  Preferred stock dividends payable                                                   72,230
  Loan from related party                                                            335,000
                                                                              --------------
      Total current liabilities                                                      524,560
                                                                              --------------

Stockholders' deficit:

Preferred stock, $.0001 par value; 10,000,000 shares authorized 16,138
   shares outstanding (aggregate liquidation preference $39,387)                   3,847,132

Common Stock, par value $.0001; 50,000,000 shares authorized,
   3,136,527 shares issued and outstanding                                               314
Additional paid-in capital                                                         4,687,312
Preferred stock subscriptions receivable                                            (338,300)
Accumulated deficit                                                               (8,477,610)
                                                                              --------------
      Total stockholders' deficit                                                   (281,252)
                                                                              --------------
      Total liabilities and stockholders' deficit                             $      243,308
                                                                              ==============






         The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                         VOLU-SOL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                      Three Months
                                                                   Ended December 31,
                                                                    2000         1999



Sales                                                            $    114,205    $   115,350

Cost of goods sold                                                     70,850         73,051
                                                                 ------------    -----------
      Gross Margin                                                     43,355         42,299
                                                                 ------------    -----------
Selling, general and administrative expenses                          654,704        180,619
      Loss from operations                                           (611,399)      (138,320)
Other income (expense):
      Interest income                                                   2,244              -
                                                                 ------------    -----------
Net loss before provision for income taxes                           (609,105)      (138,320)
Provision for income taxes                                                  -              -
      Net loss                                                       (609,105)      (138,320)
                                                                 ------------    -----------
Dividends on Series A preferred stock                                 (72,230)       (40,100)
Preferred stock accretion                                             (18,020)       (48,291)
                                                                 ------------    -----------
Net loss applicable to common stock                              $   (699,355)   $  (226,711)
                                                                 ------------    -----------
Net loss per common share - basic and diluted                    $      (0.23)   $     (0.41)
                                                                 ------------    -----------
Weighted average common shares outstanding                          3,038,886        544,209
                                                                 ------------    -----------









         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         VOLU-SOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Three Months
                                                                     Ended December 31,
                                                                     2000         1999
                                                                 ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   (609,105)   $  (138,320)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation                                                            7,095         19,875
Stock issued for services                                             150,000         90,000
Options issued for services                                            12,799              -
(Increase) Decrease in:
    Accounts receivable                                                (5,735)         1,236
    Inventories                                                        (4,337)         6,401
    Other assets                                                          250              -
Increase (decrease) in:
    Accounts payable                                                 (147,360)        23,535
    Accrued liabilities                                                34,971         (9,000)
                                                                 ------------    -----------
    Net cash used in operating activities:                           (561,422)        (6,273)
                                                                 ------------    -----------
Cash flows from investing activities                                        -              -

Cash flows from financing activities-
    Proceeds from notes payable                                       335,000              -
                                                                 ------------    -----------
    Net decrease in cash                                             (226,422)        (6,273)
Cash, beginning of period                                             278,421         44,123
                                                                 ------------    -----------
Cash, end of period                                              $     51,999    $    37,850
                                                                 ============    ===========















         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         VOLU-SOL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Organization and Business Activity

The unaudited condensed consolidated financial statements consist of Volu-Sol, Inc., which is incorporated in the state of Utah, and its wholly owned subsidiary, Volu-Sol Reagents Corporation, which was incorporated on March 5, 1998 in the state of Utah (collectively, the "Company").

The Company engages in the manufacturing, marketing and distribution of medical diagnostic stains.

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements of the Company have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000.

(2) RELATED-PARTY TRANSACTIONS

During the three months ended December 31, 2000, the Company borrowed $335,000 from an entity controlled by a major shareholder.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of December 31, 2000:

Raw materials, packaging and supplies                $35,227
Instruments, biological stains and reagents           20,000
                                                    --------
                                                     $55,227

(4) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    ----------------------------------------------------------------------

During the three months ended December 31, 2000, the Company:

|X| Accrued preferred stock dividends payable of $72,230.

|X| Increased preferred stock and decreased additional paid-in-capital for $18,020 due to accretion.

During the three months ended December 31, 1999, the Company:

|X| Accrued preferred stock dividends payable of $40,100.

|X| Increased preferred stock and decreased additional paid-in-capital for $48,291 due to accretion.

Actual amounts paid for interest and income taxes are as follows:

                                                  Three Months Ended
                                                      December 31,
                                            -----------------------------------
                                                  2000            1999
                                            -----------------------------------
                  Interest                  $            -      $           -
                                            ===================================
                  Income taxes              $            -      $           -
                                            ===================================

(5)  SERIES A PREFERRED STOCK

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

(6) NET LOSS PER COMMON SHARE

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

During the three months ended December 31, 2000 the Company issued 45,281shares of common stock as part of the original divestiture of the Company from Biomune Systems, Inc. in the nature of a dividend.

At December 31, 2000, there were outstanding options to purchase 2,600,500 shares of common stock and there were 16,138 shares of Series A Preferred Stock outstanding, convertible into a minimum of 4,808,000 shares of common stock. Approximately 500,500 options relate to options to purchase Biomune common stock outstanding at the time of the Company's divestiture from Biomune Systems, Inc. The holders of such Biomune options were also granted options to purchase Volu-Sol common stock.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Introduction

         The Company was incorporated in Utah on July 27, 1995, as a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). Volu-Sol was organized to engage in the business of manufacturing and marketing medical diagnostic stains and solutions and related equipment, which business operations were conducted before that time as an unincorporated division of Biomune called the Volu-Sol Medical Division. Biomune purchased the assets comprising the Volu-Sol Medical Division in December 1991 from Logos Scientific, Inc. Biomune transferred all of the net assets of the Volu-Sol Medical Division to the Company. Through the fiscal year ended September 30, 1995, Volu-Sol operated out of leased facilities in Henderson, Nevada. In October 1995, the Company relocated to West Valley City, Utah, where its manufacturing facility and corporate offices are presently located.

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

 Special Note Regarding Forward-looking Information

         Certain statements in this Item 2 - "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Exchange Act. For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation."

 Business Strategy

         Until recently, Volu-Sol's primary business strategy has been to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and to grow through the selective acquisition of complimentary businesses, devices and product lines. Management recently determined to pursue a more expanded role in the medical diagnostic industry. The new business strategy of the Company is outlined in greater detail below.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2000 to the Three Months Ended December 31, 1999.

         During the three months ended December 31, 2000, the Company's revenues totalled $114,205 compared to $115,350 for the three months ended December 31, 1999. This decrease in revenues resulted primarily from a decrease in sales of reagents.

         Cost of revenues for the three months ended December 31, 2000 totalled $70,850 compared to $73,051 for the three months ended December 31, 1999. The overall gross margin for the three months ended December 31, 2000 was 38% of revenues compared to 36% of revenues for the comparable three months ended December 31, 1999. The increase in the gross margin on sales of stains and reagents is attributable to shipping charges that are now being paid by customers as well as a price increase that were implemented. The increased gross margin results from a continued effort to create a leaner production team and better inventory management.

         Selling, general and administrative expenses totalled $654,704 for the three months ended December 31, 2000, compared to $180,619 for the three months ended December 31, 1999, an overall increase of $474,085. This increase is attributed to increased expenses associated with the development of the Company's technology as well as one-time expenses associated with issuing stock options to non-employees.

         The Company incurred a net loss applicable to common shares of $699,355 for the three months ended December 31, 2000 compared to a net loss applicable to common shares of $226,711 for the three months ended December 31, 1999. This increase in net loss is attributable to the expenses incurred in connection with the new business direction and development of technology and issuance of stock options described in the preceding paragraph.

Liquidity and Capital Resources

         The Company currently is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through March 31, 1999, Biomune financed the Company's operations through a series of loans and other capital contributions totalling approximately $2,900,000. The Company also sold shares of Series A Preferred Stock to provide additional working capital.

         The Company believes that cash generated by operations, together with the proceeds from additional sales of its securities will be sufficient to meet its capital requirements for a minimum of twelve months. However funds from equity sales may not be available.

         As of December 31, 2000, the Company had cash of $51,999 and negative working capital of $285,494 compared to cash of $37,850 and positive working capital of $39,807 as of December 31, 1999.

         During the three months ended December 31, 2000, the Company's operating activities used cash of $561,422, much of which was funded by the sale of common stock. During the three months ended December 31, 1999, the Company's operating activities used cash in the amount of $6,273, which was funded by the sale of Series A Preferred Stock.

         The Company has no credit facility with any commercial lending institution. In the past, the Company borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding for debt financing with Biomune in he future. During the three months ended December 31, 2000, the Company borrowed $335,000 from a shareholder, ADP Management. Under the terms of a Loan Agreement entered into with ADP after the end of the quarter ended December 31, 2000, ADP may convert amounts owing under the agreement to preferred stock.

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

                           PART II - OTHER INFORMATION

Item 4.  Exhibits and Reports on Form 8-K

             (a)  Exhibits Required by Item 601 of Regulation S-B

                  No exhibits are filed with this report.

             (b)  Reports on Form 8-K

                  The Company filed no current Reports on Form 8-K in the quarter ended December 31, 2000.

Item 5.  Other Information

         Subsequent to the quarter ended December 31, 2000, the Company's Board of Directors was reorganized. Ken Westover and Barry Edwards resigned to pursue other interests. The Board nominated and approved David G. Derrick and James Dalton as their successors. The Board now comprises David G. Derrick, Chairman and CEO, James Dalton, Co-Chairman, and Wilford W. Kirton, III.

         The Board also approved the creation of three operating divisions and appointed management to be responsible for those divisions and operations as follows:

   |X| Technology - David G. Derrick will have primary responsibility for this division.

   |X|   P.A.L. - James Dalton will be President of this Division.

   |X| Diagnostics - Wilford W. Kirton will head up this division, in addition to his responsibilities for operations generally.

         James Dalton, 56, from 1987 to present, Mr. Dalton has been the owner and President of Dalton Development, a real estate development company, and in that capacity has developed and managed several real estate projects. Mr. Dalton was as a director of Biomune from February 1996 until 1998. He also served as a director of Optim from 1996 until 1998. He was our General Manager until January 1996.

         David G. Derrick, 48, has agreed to serve as Chairman of the Board of Directors after the closing of this Offering. Mr. Derrick served as the Chief Executive Officer and as Chairman of the Board of Directors of Biomune and its subsidiary Optim, Inc. between 1989 and 1998. From 1996 to 1999 Mr. Derrick served as Chairman of the Board of Directors of The Purizer Company (formerly Bioxide Corporation). From September 1979 to June 1983, Mr. Derrick was a faculty member at the University of Utah College of Business, Department of Finance. Mr. Derrick graduated from the University of Utah College of Business with a Bachelor of Science degree in Economics in 1975 and with a Masters in Business Administration degree with an emphasis in Finance in 1976. Mr. Derrick is the brother-in-law of Bill Kirton, our President. Mr. Derrick is also one of our significant shareholders.

         Also subsequent to December 31, 2000, the Company entered into a loan agreement with ADP Management, a company owned by Mr. Derrick. Under the agreement, advances made to the Company totaling $335,000, together with accrued interest, were made a part of the agreement. ADP also agreed to loan additional amounts up to an aggregate of $600,000 in principal. Amounts loaned under the agreement are repayable at the option of ADP in cash or in shares of Series A Preferred Stock or a series with terms and preferences substantially the same as the Series A. The Board approved a new series of preferred as required to accommodate eventual conversion of the Loans made under the agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VOLU-SOL, INC.

Date: February 13, 2000            By:      /s/ Wilford W. Kirton, III
                                        ----------------------------------------
                                            Wilford W. Kirton, III,
                                            Chief Executive Officer






Date:  February 13, 1999           By:      /s/ Michael G. Acton
                                        ----------------------------------------
                                            Michael G. Acton,
                                            Acting Principal Accounting Officer