Form 10QSB
period 2001-03-31
VOLU SOL INC
filed 2001-05-21
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO  ____________



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




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 10, 2001, the issuer had issued and outstanding 3,570,421 shares of common stock, par value $.0001.

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

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2001...3

         Unaudited Condensed Consolidated Statements of Operations for
         the Three and Six Months Ended March 31, 2001 and 2000................4

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the Three and Six Months ended March 31, 2001 and 2000................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

    2.   Management's Discussion and Analysis or Plan of Operation.............8

PART II. OTHER INFORMATION....................................................11

    5.   Other Information....................................................11

                                     PART I

 Item 1 - Financial Statements

                          VOLU-SOL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                                March 31,
                                                                                  2001
                                                                               ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                    $   188,894
 Accounts receivable, less allowance for doubtful accounts of $21,188               78,066
  Inventories                                                                       52,671
                                                                               ------------
       Total current assets                                                        319,631

Property and equipment, net                                                         45,685
Note receivable                                                                    150,710
Other assets - deposits                                                              3,624
                                                                               ------------
       Total assets                                                            $   519,650
                                                                               ============

LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:
 Accounts payable                                                              $   141,601
 Accrued liabilities                                                                86,550
 Preferred stock dividends payable                                                 152,920
                                                                               ------------
       Total current liabilities                                                   381,071

 Long-Term Liabilities:
  Debentures                                                                       500,000
                                                                               ------------
       Total Liabilities                                                           881,070
                                                                               ------------
 Stockholders' equity:
  Preferred stock, $.0001 par value; 30,000 shares authorized 22,228
  shares outstanding (aggregate liquidation preference $59,286)                  7,963,895

 Common Stock, par value $.0001; 50,000,000 shares authorized,
  3,570,421 shares issued and outstanding                                              357
 Additional paid-in capital                                                      2,050,506
 Preferred stock subscriptions receivable                                         (338,300)
 Accumulated deficit                                                           (10,037,879)
                                                                               ------------
      Total stockholders' equity                                                  (361,421)
                                                                               ------------
       Total liabilities and stockholders' deficit                             $   519,650
                                                                               ============




         The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended        Six Months Ended
                                                         March 31,                 March 31,

                                                     2001         2000           2001         2000
                                                     ----         ----           ----         ----

Sales                                            $   141,560   $  141,384     $  255,765   $  256,734
Cost of goods sold                                    87,725       92,093        158,575      165,144
                                                  -----------  -----------    -----------  -----------
     Gross Margin                                     53,835       49,291         97,190       91,596
                                                  -----------  ----------     -----------  -----------
Selling, general and administrative expenses       1,521,925    1,068,682      2,176,629    1,249,301
                                                  -----------  -----------    -----------  -----------
     Loss from operations                         (1,468,090)  (1,019,391)    (2,079,439)  (1,157,711)
Other income (expense):
     Interest income                                   1,661        1,961          3,905        1,961
     Interest expense                                 13,050            -        (13,050)           -
Net loss before provision for income taxes        (1,479,479)  (1,017,430)    (2,088,584)  (1,155,750)
Provision for income taxes                                 -            -              -            -
     Net loss                                     (1,479,479)  (1,017,430)    (2,088,584)  (1,155,750)
Dividends on Series A preferred stock                (80,690)     (76,987)      (152,920)    (117,087)
Preferred stock accretion                         (2,885,823)     (42,936)    (2,904,783)     (85,873)
Net loss applicable to common stock              $(4,445,992)  (1,137,353)    (5,146,287)  (1,358,710)
                                                  -----------  -----------    -----------  -----------
Net loss per common share - basic and diluted    $     (1.40)  $    (0.96)    $    (1.68)  $    (1.58)
                                                  -----------  -----------    -----------  -----------
Weighted average common shares outstanding         3,183,591    1,177,545      3,066,420      859,454
                                                  -----------  -----------    -----------  -----------




















         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Six Months
                                                                      Ended March 31,
                                                                    2001           2000
                                                                  ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(2,088,584)   $(1,272,837)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                                          13,730         38,895
Stock issued for services                                            400,000        220,000
Options issued for services                                           12,799              -
Preferred stock issued for services                                  695,000         220,00
Increase (decrease) in:
       Accounts receivable                                                39         (9,047)
       Inventories                                                    (1,781)         6,774
       Other assets                                                     (352)           100

Increase (decrease) in:
     Accounts payable                                                (49,029)       (20,650)
     Accrued liabilities                                              47,461         (2,157)
                                                                 ------------   ------------
     Net cash used in operating activities:                         (970,717)    (1,038,922)
                                                                 ------------   ------------

Cash flows from investing activities:
     Equipment purchases                                              (3,100)             -
Note receivable                                                     (150,710)             -
                                                                 -----------    ------------
     Net cash used in investing activities                          (153,810)             -
                                                                 ------------   ------------
Cash flows from investing activities:
     Proceeds from notes payable                                     535,000              -
     Proceeds from debentures                                        500,000              -
     Proceeds from sale of preferred stock                                 -        236,000
     Proceeds from sale of common stock                                    -      1,700,000
                                                                 ------------   ------------

          Net cash provided by financing activities                1,035,000      1,936,000
                                                                 ------------   ------------

          Net increase (decrease) in cash                            (89,527)     1,079,723
  Cash, beginning of period                                          278,421         44,123
                                                                 ------------   ------------
  Cash, end of period                                            $   188,894    $ 1,123,846
                                                                 ============   ============







         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements of the Company have been prepared consistent with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000.

(2) RELATED-PARTY TRANSACTIONS

During the six months ended March 31, 2001, the Company borrowed $535,000 from an entity controlled by a major shareholder. The Company exchanged 2,675 Series A Preferred Stock for extinguishment of this debt. The Company may borrow up to $2,000,000 against the note. The note bears interest at 12%, matures September 2001, and is secured by the right of the note holder to convert the debt to Series A Convertible Preferred Stock of the Borrower at $3.00 per share.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of March 31, 2001:

Raw materials, packaging and supplies                $30,990
Instruments, biological stains and reagents           21,681
                                                     --------
                                                     $52,671

(4) CONVERTIBLE DEBENTURES

The Company issued 15% Convertible Debentures, due on or before August 1, 2001. The Debentures are convertible into common stock at an initial conversion rate of $3.00 per share. Total debentures outstanding at March 31, 2001 were $500,000.

(5) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended March 31, 2001, the Company:

o    Accrued preferred stock dividends payable of $152,920.

o Increased preferred stock and decreased additional paid-in-capital for $2,904,806 due to accretion.

o The Company issued 2,675 shares of Series A Preferred Stock in exchange for $535,000 of debt to an entity controlled by a major shareholder.

During the six months ended March 31, 2000, the Company:

o    Accrued preferred stock dividends payable of $102,645.

o Increased preferred stock and decreased additional paid-in-capital for $85,873 due to accretion.

Actual amounts paid for interest and income taxes are as follows:

                                           Six Months Ended
                                               March 31,
                                          2001           2000
                                      --------------------------
                  Interest            $         -    $         -
                                      ==========================
                  Income taxes        $         -    $         -
                                      ==========================

(6)  SERIES A PREFERRED STOCK

On September 8, 1997, the Company amended its Articles of Incorporation to create a series of preferred stock. The Series A 10% Convertible Non-Voting Preferred Stock, consists of 30,000 shares with $.0001 par value. This series is part of the Company's 10,000,000 authorized shares of non-voting preferred stock. The holders of the shares are entitled to dividends at the rate of ten percent (10%) per annum on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance.

(7) NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock including convertible preferred stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. Because the Company has incurred a loss for the periods presented, no exercises or conversions have been considered, as they would be anti-dilutive, thereby decreasing the net loss applicable to common shares.

During the six months ended March 31, 2001 the Company issued 183,924 shares of common stock as part of the original divestiture of the Company from Biomune Systems, Inc. in the nature of a dividend.

At March 31, 2001, there were outstanding options to purchase 2,600,500 shares of common stock and there were 16,138 shares of Series A Preferred Stock outstanding, convertible into a minimum of 5,971,060 shares of common stock. Approximately 500,500 options relate to options to purchase Biomune common stock outstanding at the time of the Company's divestiture from Biomune Systems, Inc. The holders of such Biomune options were also granted options to purchase Volu-Sol common stock.

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


 Special Note Regarding Forward-looking Information


         Certain statements in this Item 2 - "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Exchange Act. For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.


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


New Business Direction


         Volu-Sol's management has determined to expand the scope of its operations to develop products that provide a powerful way to manage patient medical information and to link patients, physicians and payors. The Company will continue to conduct its medical stains and solutions business under the Volu-Sol(TM) name and will operate its remote health monitoring and diagnostic business under the name RemoteMDx(TM).


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


         In order to enhance its marketing strength and augment its distribution channels, the Company is in the process of developing marketing and distribution alliance partners for its products and services. The Company is currently in contact with Veterans Affairs and regional HMO/PPO organizations with significant networks of physicians and patients. The Company is exploring an alliance with HMO/PPO organizations and other organizations for testing and receiving input on final technology design of its products. Volu-Sol is also in the process of evaluating acquisitions that would be good strategic fits with the product development and distribution plans of the Company.


         The Company anticipates that these additional strategic alliance partners would provide the following:

              o A consortium of providers, specific to chronically ill care, to act as a focus group on product definition matched to specific care areas.

              o The opportunity to conduct prototype review and gain decision-making input into final technology design for test markets.

              o Sites to conduct trials, to establish protocols, to track outcomes and to act as early-adopter organizations for acquiring the technology.

              o   Access to significant channels of distribution.


Results of Operations


Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000.


         During the three months ended March 31, 2001, the Company's revenues totalled $141,560 compared to $141,384 for the three months ended March 31, 2000. Revenues have remained constant due to maintaining a customer base similar to that in the prior year period. The Company is not aggressively marketing sales for the reagent product line, which accounts for substantially all revenues, due to its new business direction.

         Cost of revenues for the three months ended March 31, 2001 totalled $87,725 compared to $92,093 for the three months ended March 31, 2000. The overall gross margin for the quarter ended March 31, 2001 was approximately 38% of revenues compared to 35% of revenues for the comparable quarter in 2000. The increase in the gross margin on sales is primarily the result of improved inventory management and a continued effort to create a leaner production team and better inventory management, as well as the implementation of a price increase.


         Selling, general and administrative expenses totalled $1,521,925 for the three months ended March 31, 2001, compared to $1,068,682 for the three months ended March 31, 2000, an overall increase of $453,243. The increase is due to costs associated with new product development.


         The Company incurred a net loss applicable to common shares of $4,445,992 for the three months ended March 31, 2001 compared to a net loss applicable to common shares of $1,137,353 for the three months ended March 31, 2000. This increase in net loss is attributable to the expenses incurred in connection with issuance of Common and Preferred Stock for services in the quarter ended March 31, 2001.


Comparison of the Six Months Ended March 31, 2001 to the Six Months Ended March 31, 2000.


         During the six months ended March 31, 2001, the Company's revenues totalled $255,765 compared to $256,734 for the six months ended March 31, 2000. Revenues have remained constant due to maintaining a customer base similar to that in the prior year period. The Company is not aggressively marketing sales for the reagent product line, which accounts for substantially all revenues, due to its new business direction.


         Cost of revenues for the six months ended March 31, 2001 totalled $158,575 compared to $165,144 for the six months ended March 31, 2000. The overall gross margin for the six months ended March 31, 2001 was approximately 38% of revenues compared to 36% of revenues for the comparable period in fiscal year 2000. The increase in the gross margin on sales is primarily the result of improved inventory management and a continued effort to create a leaner production team, as well as the implementation of a price increase.


         Selling, general and administrative expenses totalled $2,176,629 for the six months ended March 31, 2001, compared to $1,249,301 for the six months ended March 31, 2000, an overall increase of $927,328. The increase is due to costs associated with new product development.


         The Company incurred a net loss applicable to common shares of $5,146,287 ($1.68 per share) for the six months ended March 31, 2001 compared to a net loss applicable to common shares of $1,358,710 ($0.57 per share) for the six months ended March 31, 2000.


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


         As of March 31, 2001, the Company had cash of $188,894 and working capital deficit $61,440 compared to cash of $278,421 and working capital deficit of $177,697 as of September 30, 2000.


         During the six months ended March 31, 2001, the Company's operating activities used cash of ($970,717), much of which was funded by the issuance of convertible debentures and a related party note payable. During the six months ended March 31, 2000, the Company's operating activities used cash in the amount of $1,038,922, which was funded by the sale of Series A Preferred Stock.

         The Company has no credit facility with any commercial lending institution. In the past, the Company borrowed and received capital from time to time from Biomune, but the Company has no formal financing arrangement, agreement or understanding for debt financing with Biomune in the future. During the six months ended March 31, 2001, the Company entered into an agreement with ADP Management, an entity controlled by a major shareholder, in which the Company may borrow up to $2,000,000. The Note bears interest at 12%, matures September, 2001, and is secured by the right of the note holder to covert the debt to Series A Convertible Preferred Stock of the borrower at $200 per share, or to Common Stock at $3 per share.


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


                           PART II - OTHER INFORMATION


Item 5.  Other Information


         During the quarter ended March 31, 2001, the Company's Board of Directors was reorganized. Ken Westover and Barry Edwards resigned to pursue other interests. The Board nominated and approved David G. Derrick and James Dalton as their successors. The Board now comprises David G. Derrick, Chairman and CEO, James Dalton, Co-Chairman, and Wilford W. Kirton, III.


         The Board also approved the creation of three operating divisions and appointed management to be responsible for those divisions and operations as follows:

o Technology - David G. Derrick has primary responsibility for this division.

o        P.A.L. - James Dalton is President of this Division.

o Diagnostics - Wilford W. Kirton heads this division, in addition to his responsibilities for operations generally.


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


         Also during the quarter ended March 31, 2001, the Company entered into a loan agreement with ADP Management, a company owned by Mr. Derrick. ADP also agreed to loan up to an aggregate of $2,000,000 in principal. Amounts loaned under the agreement are repayable at the option of ADP in cash or in shares of Series A Preferred Stock or a series with terms and preferences substantially the same as the Series A. The Board approved a new series of preferred as required to accommodate eventual conversion of the Loans made under the agreement.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VOLU-SOL, INC.




Date: May 18, 2001                  By: /s/ David G. Derrick
                                       ------------------------------
                                       David G. Derrick, Chief Executive Officer



Date: May 18, 2001                  By: /s/ Michael G. Acton
                                       ---------------------------------------
                                       Michael G. Acton, Chief Financial Officer