Form 10QSB/A
period 2001-03-31
VOLU SOL INC
filed 2001-05-22
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the Six Months ended March 31, 2001 and 2000..........................5

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

    5.   Other Information....................................................11

                                     PART I

 Item 1 - Financial Statements

                          VOLU-SOL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                                March 31,
                                                                                  2001
                                                                               ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                    $   188,894
 Accounts receivable, less allowance for doubtful accounts of $21,188               78,066
  Inventories                                                                       52,671
                                                                               ------------
       Total current assets                                                        319,631

Property and equipment, net                                                         45,685
Note receivable                                                                    150,710
Other assets - deposits                                                              3,624
                                                                               ------------
       Total assets                                                            $   519,650
                                                                               ============

LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:
 Accounts payable                                                              $   141,601
 Accrued liabilities                                                                86,550
 Preferred stock dividends payable                                                 152,920
                                                                               ------------
       Total current liabilities                                                   381,071

 Long-Term Liabilities:
  Debentures                                                                       500,000
                                                                               ------------
       Total Liabilities                                                           881,070
                                                                               ------------
 Stockholders' deficit:
  Preferred stock, $.0001 par value; 30,000 shares authorized 22,228
  shares outstanding (aggregate liquidation preference $59,286)                  7,963,895

 Common Stock, par value $.0001; 50,000,000 shares authorized,
  3,570,421 shares issued and outstanding                                              357
 Additional paid-in capital                                                      2,050,506
 Preferred stock subscriptions receivable                                         (338,300)
 Accumulated deficit                                                           (10,037,879)
                                                                               ------------
      Total stockholders' deficit                                                  (361,421)
                                                                               ------------
       Total liabilities and stockholders' deficit                             $   519,650
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

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Six Months
                                                                      Ended March 31,
                                                                    2001           2000
                                                                  ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(2,088,584)   $(1,1552,750)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                                          13,730         38,895
Stock issued for services                                            400,000        220,000
Options issued for services                                           12,799         65,558
Preferred stock issued for services                                  695,000              -
Increase (decrease) in:
       Accounts receivable                                                39         (9,047)
       Inventories                                                    (1,781)         6,774
       Other assets                                                     (352)           100

Increase (decrease) in:
     Accounts payable                                                (49,029)       (20,650)
     Accrued liabilities                                              47,461         (2,157)
                                                                 ------------   ------------
     Net cash used in operating activities:                         (970,717)      (856,277)
                                                                 ------------   ------------

Cash flows from investing activities:
     Equipment purchases                                              (3,100)             -
     Note receivable                                                (150,710)             -
                                                                 -----------    ------------
     Net cash used in investing activities                          (153,810)             -
                                                                 ------------   ------------
Cash flows from investing activities:
     Proceeds from notes payable                                     535,000              -
     Proceeds from debentures                                        500,000              -
     Proceeds from sale of preferred stock                                 -        236,000
     Proceeds from sale of common stock                                    -      1,700,000
                                                                 ------------   ------------

          Net cash provided by financing activities                1,035,000      1,936,000
                                                                 ------------   ------------

          Net increase (decrease) in cash                            (89,527)     1,079,723
  Cash, beginning of period                                          278,421         44,123
                                                                 ------------   ------------
  Cash, end of period                                            $   188,894    $ 1,123,846
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
                                                     --------
                                                     $52,671

(4) CONVERTIBLE DEBENTURES

The Company issued 15% Convertible Debentures, due on or before August 1, 2001. The Debentures are convertible at the option of the holder into common stock at an initial conversion rate of $3.00 per share. Total debentures outstanding at March 31, 2001 were $500,000.

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


         Selling, general and administrative expenses totalled $1,521,925 for the three months ended March 31, 2001, compared to $1,068,682 for the three months ended March 31, 2000, an overall increase of $453,243. The increase is due to costs associated with business development.

        During the quarter ended march 31, 2001, the Company amended the conversion rights and preferences to the Series A Convertible Preferred Stock (Series A Preferred Stock). Holders of Series A Preferred stock may convert, at their option, one share of Series A Preferred Stock to 370 shares of the Company's common stock. Based on the conversion rate, a beneficial conversion feature of $2,885,823 has been recoreded as an increase in preferred stock and decrease to additional paid-in-capital.


         The Company incurred a net loss applicable to common shares of $4,445,992 for the three months ended March 31, 2001 compared to a net loss applicable to common shares of $1,137,353 for the three months ended March 31, 2000. This increase in net loss applicable to common stock is attributable to the beneficial conversion feature recognized upon the change in conversion rights of Series A Convertible Preferred Stock and expenses incurred in connection with issuance of Common and Preferred Stock for services in the quarter ended March 31, 2001.


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


         Selling, general and administrative expenses totalled $2,176,629 for the six months ended March 31, 2001, compared to $1,249,301 for the six months ended March 31, 2000, an overall increase of $927,328. The increase is due to costs associated with business development.


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


         During the six months ended March 31, 2001, the Company's operating activities used cash of ($970,717), much of which was funded by the issuance of convertible debentures and a related party note payable. During the six months ended March 31, 2000, the Company's operating activities used cash in the amount of $(856,277), which was funded by the sale of Series A Preferred Stock.

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