Form 10QSB
period 2001-06-30
REMOTE MDX INC
filed 2001-08-20
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________



                         Commission File Number 0-23153

                                 REMOTEMDX, INC.
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


                                 VOLU-SOL, INC.
                   (Former name, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 20, 2001, the issuer had issued and outstanding 4,503,754 shares of common stock, par value $0.0001.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


                                                                                             Page

PART I. - FINANCIAL INFORMATION

         1.       Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of June 30, 2001............3

                  Unaudited Condensed Consolidated Statements of Operations for
                       the Three and Nine Months Ended June 30, 2001 and 2000...................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                       the Nine Months Ended June 30, 2001 and 2000.............................5

                  Notes to Unaudited Condensed Consolidated Financial Statements................6

         2.       Management's Discussion and Analysis or Plan of Operation....................11

PART II. - OTHER INFORMATION

         2.       Changes in Securities and Use of Proceeds....................................15

         4.       Submission of Matters to a Vote of Security Holders..........................15

         5.       Other Information............................................................17

         6.       Exhibits and Reports on Form 8-K.............................................18

                         PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

                        REMOTEMDX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                     June 30,
                                                                                       2001
                                                                                   --------------
               ASSETS

               Current assets:
                  Cash and cash equivalents                                         $     76,016
                  Accounts receivable, less allowance for doubtful accounts of            63,272
               $31,000
                  Inventories
                                                                                          48,684
                     Total current assets                                                187,972

               Property and equipment, net                                                42,266
               Deposits                                                                    3,074
               Advances to SecureAlert II, Inc.
                                                                                         501,420
                     Total assets                                                   $    734,732
                                                                                    =============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

               Current liabilities:
                  Convertible line of credit with related party                     $    750,000
                  Convertible debentures                                                 545,000
                  Accounts payable                                                       253,861
                  Accrued liabilities                                                     90,399
                  Preferred stock dividends payable
                                                                                         210,270
                     Total current liabilities
                                                                                       1,849,530

               Stockholders' deficit:
                  Series A 10% convertible preferred stock, $0.0001 par value,
               30,000
                     shares authorized, 22,288 shares outstanding (aggregate                   2
               liquidation
                     preference of $300,689)
                  Common stock, $0.0001 par value; 50,000,000 share authorized,
                     3,820,421 shares outstanding                                            382
                  Additional paid-in capital                                          14,524,902
                  Accumulated deficit                                                (15,251,784)
                  Preferred stock subscriptions receivable                              (338,300)
                  Deferred consulting expense
                                                                                         (50,000)
                     Total stockholders' deficit
                                                                                      (1,114,798)
                     Total liabilities and stockholders' deficit                    $    734,732
                                                                                    =============








          The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended                Nine Months Ended
                                                                          June 30,                          June 30,
                                                                --------------- --------------    ------------- ---------------
                                                                     2001           2000              2001           2000
                                                                     ----           ----              ----           ----

Sales                                                           $      128,500  $     119,724     $    384,265  $      376,458
Cost of goods sold                                                     108,969         44,944          267,544         210,088
                                                                --------------- --------------    ------------- ---------------

     Gross margin                                                       19,531         74,780          116,721         166,370

Research and development                                                81,043      1,053,670          263,612       1,053,670
Selling, general and administrative                                    802,785        465,504        2,796,845       1,714,805
                                                                --------------- --------------    ------------- ---------------

     Loss from operations                                             (864,297)    (1,444,394)      (2,943,736)     (2,602,105)

Other income (expense):
     Interest income                                                     1,389          9,798            5,294          11,759
     Interest expense                                                 (670,619)             -       (1,138,419)              -
                                                                --------------- --------------    ------------- ---------------

Net loss                                                            (1,533,527)    (1,434,596)      (4,076,861)     (2,590,346)
Dividends and beneficial conversion features on Series A               (57,350)       (75,691)      (2,660,303)       (192,778)
                                                                --------------- --------------    ------------- ---------------

Net loss applicable to common stockholders                      $   (1,590,877) $  (1,510,287)    $ (6,737,164) $   (2,783,124)
                                                                =============== ==============    ============= ===============

Net loss per common share - basic and diluted                   $        (0.45) $       (1.00)    $      (2.08) $        (2.87)
                                                                =============== ==============    ============= ===============

Weighted average common shares outstanding - basic and diluted       3,573,165      1,510,877        3,236,716         970,561
                                                                =============== ==============    ============= ===============



























              The accompanying notes are an integral part of these
                  unaudited condensed consolidated statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Nine Months
                                                                                Ended June 30,
                                                                     --------------------------------------
                                                                           2001                 2000
                                                                     -----------------    -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $     (4,076,861)    $     (2,590,346)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation                                                                20,576               51,859
   Non-cash consulting and compensation expense related to
      the issuance of preferred stock, common stock and stock
      options                                                               1,307,799              953,845
   Non-cash interest expense related to the issuance of
      convertible debt                                                      1,092,250
                                                                                                         -
   Increase (decrease) in:
      Accounts receivable, net                                                 14,833              (19,674)
      Inventories                                                               2,206                5,448
      Other assets                                                                198                  525
      Accounts payable                                                         63,231              106,997
      Accrued liabilities                                                      51,310               (2,534)
                                                                     -----------------    -----------------
         Net cash used in operating activities                             (1,524,458)          (1,493,880)
                                                                     -----------------    -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Equipment purchases                                                      (6,527)                   -
      Advances to SecureAlert II, Inc.                                       (501,420)                   -
      Note receivable                                                               -             (200,000)
                                                                     -----------------    -----------------
         Net cash used in investing activities                               (507,947)            (200,000)
                                                                     -----------------    -----------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit with related party                       1,285,000                    -
      Proceeds from convertible debentures                                    545,000                    -
      Proceeds from the sale of preferred stock                                     -              266,000
      Proceeds from sale of common stock                                            -            1,900,000
                                                                                          -----------------

         Net cash provided by financing activities                          1,830,000            2,166,000
                                                                     -----------------    -----------------

   Net increase (decrease) in cash                                           (202,405)             472,120
   Cash, beginning of the period                                              278,421               44,123
                                                                     -----------------    -----------------
   Cash, end of the period                                           $         76,016     $        516,243
                                                                     =================    =================









         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include RemoteMDx, Inc. (formerly Volu-Sol, Inc.), a Utah corporation, and its wholly owned subsidiaries, Volu-Sol Reagents Corporation and SecureAlert Incorporated. RemoteMDx, Inc. and its subsidiaries are referred to collectively as the "Company". In June 2001, the Company incorporated SecureAlert Incorporated for the purpose of acquiring SecureAlert II, Inc., a Tennessee corporation (see Note
10). SecureAlert Incorporated had no operations through June 30, 2001.

The Company currently engages in the manufacturing, marketing and distribution of medical diagnostic stains and, upon completion of the acquisition of SecureAlert II, Inc., expects to engage in the business of marketing and distributing mobile emergency and security products.

The accompanying interim condensed consolidated financial statements have been prepared by the Company consistent with U.S. generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented, have been included. Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000.

Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

(2)    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following as of June 30, 2001:

         Raw materials, packaging and supplies                $26,566
         Instruments, biological stains and reagents           22,118
                                                              --------
                                                              $48,684

(3)    ADVANCES TO SECUREALERT II, INC.
       --------------------------------

As of June 30, 2001, the Company had made advances of $501,420 to SecureAlert II, Inc. in connection with a pending acquisition (see Note 10). Of the advances, $200,000 was used as the initial payment due to the stockholders of Secure Alert II, Inc. upon the signing of a definitive agreement on July 2, 2001 to acquire SecureAlert II, Inc.

(4)    LINE OF CREDIT WITH RELATED PARTY

During the nine months ended June 30, 2001, the Company borrowed $1,285,000 under a line of credit arrangement with an entity controlled by an individual who is a major stockholder and a director. The Company may borrow up to $3,000,000 under this line of credit arrangement. Through June 1, 2001, borrowings bore interest at 12% per year. Subsequent to June 1, 2001, borrowings bear interest at the prime rate (7 percent at June 30, 2001). Borrowings and related interest are due December 31, 2001. Borrowings, excluding any accrued interest, are convertible at the option of the holder at any time into shares of Series A preferred stock at a rate of one share of Series A preferred stock for each $200 of the outstanding loan balance converted. In addition, the Series A preferred stock is immediately converted into common stock at an amount which results in a beneficial conversion feature (see Note 6). During the three and nine months ended June 30, 2001, the Company recorded non-cash interest expense of $637,500 and $1,092,250, respectively, related to this beneficial conversion feature. During the nine months ended June 30, 2001, borrowings of $535,000 were converted into 2,675 shares of Series A preferred stock.

 (5)   CONVERTIBLE DEBENTURES

During the nine months ended June 30, 2001, the Company issued 15% Convertible Debentures, due on or before August 1, 2001. The debentures and related interest are convertible into shares of common stock at an initial conversion rate of $3.00 per share. Total debentures outstanding and related accrued interest at June 30, 2001 were $545,000 and $23,695, respectively.

The Company failed to pay off the debentures on or before August 1, 2001 and is in default. The Company is currently negotiating the conversion, extension or payment of these debentures.

(6)    PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

Series A Preferred Stock

The Company initially designated 20,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred Stock. As of June 30, 2001, there are 22,288 shares of Series A preferred stock outstanding including 1,692 shares under a subscription receivable. The holders of the series A preferred stock are entitled to dividends at the rate of 10 percent per year on the stated value of $200 per share, payable in cash or in additional shares of Series A preferred stock at the discretion of the Board of Directors; provided, that if accrued dividends are paid in additional shares of Series A preferred stock, no dividends shall accrue on these shares. Dividends are cumulative and accrue from the date of original issuance. The Series A preferred stock is entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133 percent.

On March 30, 2001, the Board of Directors approved an amendment of the rights and preferences of the Series A preferred stock to revise the conversion rate to be a fixed rate of 370 shares of common stock for each share of Series A preferred stock from a previous formula-based conversion ratio. This revision in the conversion ratio resulted in the Company recording a beneficial commission amount of $1,859,283. Additionally the Board of Directors increased the designated number of shares of Series A preferred stock from 20,000 shares to 30,000 shares.

During the nine months ended June 30, 2001, the Company issued 6,150 shares of Series A preferred stock. Of these shares, 2,675 were issued in connection with the conversion of $535,000 of borrowings under a line of credit arrangement (see
Note 4), 2,475 were issued to two directors of the Company in connection with the extinguishment of $495,000 in operating liabilities and 1,000 were issued for services provided to the Company by two directors of the Company. During the nine months ended June 30, 2001, the Company recorded $590,750 related to the beneficial conversion feature of the Series A preferred stock issued in connection with the extinguishment of certain operating liabilities and services provided to the Company. The beneficial conversion feature associated with the shares issued in connection with the extinguishment of borrowings under a line of credit arrangement was recorded as interest expense at the time of the borrowings.


Series B Preferred Stock


On June 7, 2001, the holders of the Company's Series A preferred stock approved the designation of a new series of preferred stock, the Series B Convertible preferred stock, previously approved by the Board of Directors. Because the

Series B preferred stock carries voting rights as described below, the approval of the holders of a majority of the issued and outstanding shares of the Company's Series A preferred stock was required.


The Company will not pay dividends on the Series B preferred stock unless dividends are declared by the Board of Directors in which case the Series B preferred stock would be paid dividends prior and in preference to any declaration or payment of any dividend on the common stock, and subject to the preferences of the holders of the Series A preferred stock. The holders of Series B preferred stock are entitled to a liquidation preference of $3.00 per share, plus all accrued and unpaid dividends. For purposes of this liquidation preference, the Series A preferred stock ranks on a parity with the Series B preferred stock. Holders of shares of Series B preferred stock are entitled to one vote per share of Series B preferred stock on all matters upon which holders of the common stock of the Company are entitled to vote. The Company may redeem the Series B preferred stock at its option at any time. The redemption price will be a minimum of 110% of the conversion price at the date of redemption.


Each share of Series B preferred stock is convertible at any time at the option of the holder into shares of common stock at an initial rate of $3.00 per share of common stock. Each share of Series B preferred stock will automatically convert into shares of common stock at the then effective conversion rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000. If, with certain limited exceptions, the Company issues any shares of common stock or securities convertible into common stock without consideration or for a consideration per share less than the conversion rate in effect immediately prior to the issuance of those shares, the conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock so issued.


(7)    COMMON STOCK, COMMON STOCK OPTIONS AND WARRANTS
       -----------------------------------------------

During the nine months ended June 30, 2001, the Company issued 650,000 shares of common stock for services provided to the Company. Of this amount, 200,000 shares were issued to a director and 450,000 shares were issued to third parties.

During the nine months ended June 30, 2001, the Company issued an additional 229,175 shares of common stock in satisfaction of requirements of the original divestiture of the Company from Biomune Systems, Inc.

During the nine months ended June 30, 2001, the Company issued options to purchase 1,960,000 shares of common stock at a weighted average exercise price of $1.61 per share. The options expire five years from the date of issuance and 1,660,000 vested on the date of issuance. Of the options issued, 350,000 were issued to third parties for services and have a weighted average exercise price of $4.43 per share. The remaining 1,610,000 options were granted to individuals who were either employees or directors of the Company and have a weighted average exercise price of $1.00 per share, the estimated fair market value of the Company's common stock on the date of grant.

At June 30, 2001, there were outstanding options and warrants to purchase 4,120,500 shares of common stock. Approximately 500,500 of the options were granted in connection with options to purchase Biomune common stock outstanding at the time of the Company's divestiture from Biomune Systems, Inc. The holders of the Biomune options were also granted options to purchase RemoteMDx common stock.

(8)      NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock including convertible preferred stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. As of June 30, 2001, there were outstanding common stock equivalents for 14,180,430 shares of common stock that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(9)    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended June 30, 2001, the Company recorded dividends on and beneficial conversion features of preferred stock of $2,660,303 and issued 2,675 shares of Series A preferred stock in exchange for an extinguishment of $535,000 of borrowings under a line of credit.

During the nine months ended June 30, 2000, the Company recorded preferred stock dividends of $192,778 and reduced notes payable by $276,149 and accrued interest by $30,051 in satisfaction of a preferred stock subscription.

(10)   SUBSEQUENT EVENTS


Acquisition of SecureAlert II, Inc.

Effective July 1, 2001, the Company entered into a merger agreement to acquire SecureAlert II, Inc. (SecureAlert), a Tennessee corporation engaged in the business of manufacturing and selling home and personal security devices and other communication devices. Under the merger agreement, SecureAlert merged with and into SecureAlert Incorporated, a wholly owned subsidiary of the Company. The fixed consideration for the acquisition consisted of an aggregate of 1,433,333 shares of common stock and a total of $1,400,000 in cash. Of the fixed consideration, 233,333 shares and $200,000 in cash were delivered upon signing the merger agreement on July 2, 2001. The remaining 1,200,000 shares and $1,200,000 in cash will be delivered on the last day of each of six successive calendar quarters beginning September 30, 2001. As contingent consideration for the acquisition, the Company agreed to grant warrants to purchase up to an aggregate of 1,000,000 shares of common stock to four former officers and directors of SecureAlert. The warrants have an exercise price of $3.00 per share and are exercisable over five years from the date of vesting. Vesting will occur on the date that SecureAlert Incorporated achieves $20,000,000 in aggregate gross revenues for the two-year period commencing on July 1, 2001. The number of shares issuable upon exercise of the warrants will be decreased by the amount that gross revenues are less that $20,000,000 divided by $3.00 per share. In addition, if SecureAlert Incorporated has a loss for the two-year period, the number of shares issuable upon exercise of the warrants will be decreased at the rate of one share for every $3.00 of loss incurred.

If and whenever during the two year period following July 1, 2001, the Company issues or sells any shares of common stock for consideration which is less than $3.00 per share, then immediately after any such issue or sale, the number of shares issuable to the former SecureAlert stockholders as part of the merger consideration shall be adjusted. The adjustment shall be that the price per share of the shares included in the merger consideration shall be reduced to an amount equal to the per share consideration received by the Company upon the issue or sale, and additional shares shall be issued so that the aggregate fair market value of the shares issued as merger consideration shall equal $4,299,999.

At the time of closing, the Company assumed two promissory notes payable to two individuals each in the original principal amount of $250,000. The note holders individually have the right at any time until July 2, 2002, to convert their individual notes into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The Company will pay interest on the promissory notes until July 2, 2002 or the date the notes are converted into shares of the Company's common stock, whichever occurs first.

The acquisition will be accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," both of which were issued in June 2001. SFAS No. 141 requires that all acquisitions after June 30, 2001 be accounted for as purchases and SFAS No. 142 requires that goodwill not be amortized, but be subject to a periodic test of impairment.


Following the merger, the Company entered into employment agreements with three of the former SecureAlert officers and directors.


On August 3, 2001, the Company repaid $1,700,000 on a Secure Alert line of credit with Sun Trust Bank East Tennessee and issued 200,000 shares of common stock to the stockholders of Secure Alert II, Inc.


Corporate Name Change


On July 27, 2001, the stockholders approved an amendment to the articles of incorporation to change the corporate name of the Company from Volu-Sol, Inc. to RemoteMDx, Inc.


Series B Preferred Stock


On July 31, 2001, the Company closed the minimum of 666,667 shares ($2,000,000 gross proceeds) under a private placement of up to $5,000,000 of its Series B preferred stock. Of the minimum amount, $1,200,000 was invested by affiliates of the Company, including officers and directors, in exchange for 400,000 shares. The Company paid placement agent fees of $210,000 and granted warrants to the placement agent for the purchase of 53,333 shares of Series B preferred stock at a price of $3.00 per share in connection with the private placement.


Option Exercises


On August 6, 2001, two directors and executive officers of the Company each exercised options previously granted to them, to purchase 225,000 shares of common stock of the Company for $1.00 per share. The exercise price was paid by reduction of the line of credit to an entity owned and controlled by an individual who is a major stockholder and a director.

Item 2 - Management's Discussion and Analysis or Plan of Operation


Introduction


         The Company was incorporated in Utah on July 27, 1995, as a wholly owned subsidiary of Biomune Systems, Inc., a Nevada corporation ("Biomune"). RemoteMDx engages in the business of manufacturing and marketing medical diagnostic stains and solutions and related equipment. Through the fiscal year ended September 30, 1995, RemoteMDx operated out of leased facilities in Henderson, Nevada. In October 1995, the Company relocated to West Valley City, Utah, where its manufacturing facility and corporate offices are presently located.


         A total of 422,244 shares of the Company's common stock were initially distributed pro rata as a stock dividend to the holders of the common stock of Biomune in 1997 (the "Distribution"). Subsequent to 1997, through June 30, 2001, the Company issued an additional 832,225 shares of common stock as part of the Distribution, in satisfaction of the requirements of the divestiture. As a consequence of the Distribution, RemoteMDx ceased to be a subsidiary of Biomune and commenced operations as a separate, independent company. RemoteMDx continues to conduct the operations it conducted as a subsidiary of Biomune. The Company's management has recently developed a new business plan to broaden the business emphasis of the Company to include remote medical diagnostics and medical alert technologies and services.


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


 Business Strategy


         Until recently, RemoteMDx's primary business strategy has been to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and to grow through the selective acquisition of complimentary businesses, devices and product lines. Management recently determined to pursue a more expanded role in the medical diagnostic industry. The new business strategy of the Company is outlined in greater detail below.


New Business Direction


         RemoteMDx's management has determined to expand the scope of the Company's operations to develop products that provide a powerful way to manage patient medical information and to link patients, physicians and payors. The Company will continue to conduct its medical stains and solutions business under the Volu-Sol(TM) name and will operate its remote health monitoring and diagnostic business under the name RemoteMDx(TM).


         The Company believes that its management team has a breadth of experience and knowledge in the medical diagnostic arena needed to pursue development of new technologies in the medical device and electronics fields. Under the RemoteMDx brand, the Company will introduce the "ROSE System(TM)"-- a family of healthcare monitoring and remote diagnostic products and services, which will position the Company in a market with high growth and profitability potential. The Company is developing the ROSE System TM to compete in the home healthcare and telemedicine markets. The Company estimates this market to be approximately $100 billion annually, based on industry publications. The ROSE System TM combines innovative hardware and software technologies with a powerful medical data capture and communication network.

         The new business model is based on providing solutions to some of the most substantial problems in healthcare today. This new product is intended to provide patients power to decide when and where they have their "examination" while providing physicians with increased flexibility and efficiency in diagnosis.


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


         The Company has formed a strategic alliance with Battelle Memorial Institute ("Battelle"), a not-for-profit research organization, to collaborate with the Company to develop the ROSE Acute Diagnostic System. The Company anticipates that it will continue to use Battelle to collaborate on development and design for the foreseeable future. The Company anticipates that after its products have been introduced it will continue to refine and develop enhancements to the products, as well as look for opportunities for future product offerings.


         Battelle has completed a demonstration unit with core components of the ROSE Acute Diagnostic system. The Company will continue to revise the demonstration model as product development continues.


Collaborative Relationships


         In addition to its relationship with Battelle, the Company intends to continue to form strategic alliances with industry leaders to achieve and fulfill its business plan. The Company has two additional areas in which the Company believes strategic alliances will enhance its ability to compete. These areas include, (1) product marketing, distribution and access to patient markets and (2) data transfer and processing.


         In order to enhance its marketing strength and augment its distribution channels, the Company is in the process of developing marketing and distribution alliance partners for its products and services. The Company is currently in contact with Veterans Affairs and regional HMO/PPO organizations with significant networks of physicians and patients. The Company is exploring an alliance with HMO/PPO organizations and other organizations for testing and receiving input on the final technology design of its products. RemoteMDx is also in the process of evaluating acquisitions that would fit strategically with the product development and distribution plans of the Company.


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


Results of Operations


Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000.


         During the three months ended June 30, 2001, the Company's revenues totaled $128,500 compared to $119,724 for the three months ended June 30, 2000. Revenues have remained constant due to maintaining a customer base similar to that in the prior year period. The Company is not aggressively marketing its reagent product line, which accounts for substantially all revenues, due to the focus on its new business direction.

         Cost of revenues for the three months ended June 30, 2001 totaled $108,969 compared to $44,944 for the three months ended June 30, 2000. The overall gross margin for the quarter ended June 30, 2001 was approximately 15% of revenues compared to 62% of revenues for the comparable quarter in 2000. This deterioration of gross margin on sales is primarily the result of increased salaries, wages and related expenses. The decrease in the gross margin is also a result of an increase in allocable overhead expenses.


         Research and development expenses totaled $81,043 for the three months ended June 30, 2001 compared to $1,053,670 for the three months ended June 30, 2000, an overall decrease of $972,627. Prior years research and development expenditures were a result of management's decision to enter a new market. The result of this decision was unusually large expenditures in the research and development area. Current year research and development expenditures reflect a more consistent and predictive approach to research and development as compared to prior years costs.


         Selling, general and administrative expenses totaled $802,785 for the three months ended June 30, 2001, compared to $465,504 for the three months ended June 30, 2000, an overall increase of $337,281. The increase is due to the increase in the number of employees and related expenses as the Company pursues a more expanded role in the medical diagnostic market.


         Interest expense totaled $670,619 during the three months ended June 30, 2001. Of this amount, $637,500 related to the beneficial conversion feature of borrowings under a line of credit agreement with an entity controlled by an individual who is a major stockholder and a director.


         The Company incurred a net loss applicable to common stockholders of $1,590,877 ($0.45 per share) for the three months ended June 30, 2001, compared to a net loss applicable to common stockholders of $1,510,287 ($1.00 per share) for the three months ended June 30, 2000. This increase in net loss is attributable to selling, general and administrative expenses and; interest expenses as discussed above.


Comparison of the Nine Months Ended June 30, 2001 to the Nine Months Ended June 30, 2000.


         During the nine months ended June 30, 2001, the Company's revenues totaled $384,245, compared to $376,458 for the nine months ended June 30, 2000. Revenues have remained constant due to maintaining a customer base similar to that in the prior year period. The Company is not aggressively marketing its reagent product line, which accounts for substantially all revenues, due to the focus on its new business direction.


         Cost of revenues for the nine months ended June 30, 2001, totaled $267,544 compared to $210,088 for the nine months ended June 30, 2000. The overall gross margin for the nine months ended June 30, 2001, was approximately 30% of revenues compared to 44% of revenues for the comparable period in fiscal year 2000. The deterioration in the gross margin on sales is primarily the result of increased salaries, wages, and related overhead expenses.


Research and development expenses totaled $263,612 for the nine months ended June 30, 2001 compared to $1,053,670 for the nine months ended June 30, 2000, an overall decrease of $790,058. Prior year's research and development expenditures were a result of management's decision to enter a new market. The result of this decision was unusually large expenditures in the research and development area


         Selling, general and administrative expenses totaled $2,796,845 for the nine months ended June 30, 2001, compared to $1,714,805 for the nine months ended June 30, 2000, an overall increase of $1,082,040. The increase is due to the increase in the number of employees and related expenses as the Company pursues a more expanded role in the medical diagnostic industry.


         Interest expense totaled $1,138,419 during the three months ended June 30, 2001. Of this amount, $1,092,250 related to the beneficial conversion feature of borrowings under a line of credit agreement with an entity controlled by an individual who is a major stockholder and a director.

         The Company incurred a net loss applicable to common stockholders of $6,737,164 ($2.08 per share) for the nine months ended June 30, 2001, compared to a net loss applicable to common stockholders of $2,783,124 ($2.87 per share) for the nine months ended June 30, 2000.


         During the nine months ended June 30, 2001, the Company amended the conversion rights and preferences of the Series A Preferred Stock. The amendment was approved by the board of directors of the Company and by vote of a majority of the outstanding shares of Series A Preferred Stock. Under the amendment, holders of the Series A Preferred Stock may convert, at their option, one share of Series A Preferred Stock to 370 shares of common stock. Based on the new conversion rate, a beneficial conversion feature of $1,859,283 was recorded as a preferred stock dividend.


Liquidity and Capital Resources


         The Company is unable to finance its operations solely from its cash flows from operating activities. From October 1, 1993 through June 30, 1999, Biomune financed the Company's operations through a series of loans and other capital contributions totaling approximately $2,900,000. The Company also sold shares of Series A Preferred Stock to provide additional working capital.


         The Company believes that cash generated by operating activities, together with the proceeds from additional sales of its debt or equity securities will be sufficient to meet its capital requirements for a minimum of twelve months. However funds from debt or equity sales may not be available.


         As of June 30, 2001, the Company had cash of $76,016 and a working capital deficit of $1,661,558, compared to cash of $516,243 and a working capital deficit of $560,667 as of September 30, 2000.


         During the nine months ended June 30, 2001, the Company's operating activities used cash of $1,524,458 much of which was funded by the issuance of convertible debentures and a related-party note payable. During the nine months ended June 30, 2000, the Company's operating activities used cash in the amount of $1,493,880, which was funded by the sale of Series A Preferred Stock.


         The Company has no credit facility with any commercial lending institution. In the past, the Company borrowed and received capital from time to time from Biomune, but the Company has no continuing arrangement with Biomune. During the nine months ended June 30, 2001, the Company entered into a line of credit arrangement with ADP Management, an entity controlled by a major stockholder, by which the Company may borrow up to $3,000,000. Borrowings bear interest at prime, which was 7% at June 30, 2001, mature December 31, 2001, and are convertible into shares of Series A Preferred Stock at a rate of one share of Series A Preferred Stock for each $200 of outstanding loan balance converted.

        The Company was required to pay off the $545,000l of convertible debentures on or before August 1, 2001, but was uable to do so. The Company is currently negotiation the conversion, esxtension or payment of these debentures.

        Subsequent to June 30, 2001, the Company raised approximately $2,000,000 under a private placement of preferred stock. lIn addition, the Company closed on its acquisition of Secure Alert II, Inc. and repaid $1,700,000 on a Secure Alert II, line of credit (See Item 5. Other Information).

         The unaudited condensed consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's product line is limited and the Company has relied upon borrowings and financing from the sale of its debt and equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and substantial dilution to existing stockholders.


Forward-looking Statements and Certain Risk Factors


         Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause its actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis or Plan of

Operation also contemplate a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. The risk factors discussed in Part I, Item 1 ("Business") and in "Management's Discussion and Analysis or Plan of Operation" (Item 6) of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, may also affect actual operating results.



                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds


         The following information sets forth certain data for all securities of the Company sold during the quarter ended June 30, 2001, without registration under the Securities Act. During the quarter ended June 30, 2001, the Company issued 259,823 shares of common stock for services. The offer and sale of these securities were believed exempt from registration under the Securities Act and state "blue sky" laws and regulations pursuant to exemptions under those laws relating to offers and sales made to accredited investors in private transactions. These shares were restricted shares and their sale or transfer by the recipients are subject to restrictions under applicable federal and state securities laws, including the registration requirements of those laws.


Item 4.  Submission of Matters to a Vote of Security Holders


Series B Preferred Stock


         On June 7, 2001, the holders of the Company's Series A Preferred Stock approved the designation of a new series of preferred stock, the Series B preferred stock. The board of directors previously had approved the Series B preferred stock. Because the Series B preferred stock carries voting rights as described below, the approval of the holders of a majority of the issued and outstanding shares of the Company's Series A Preferred Stock was required. No approval of holders of the Company's common stock is required to designate new series of preferred stock or to amend the rights and preferences of existing series of preferred stock. The Board submitted the matter to the holders of the Series A Preferred Stock and requested their written consent to the measure. A total of 15,567.19 shares (approximately 70%) of the total number of issued and outstanding Series A Preferred Stock consented and voted in favor of ratification of the designation of the Series B preferred stock. No shares were voted against the measure.


         The following summary should be read together with the information contained in the exhibits to this report for a complete description of the rights and preferences of the Series B Preferred Stockholders.


         Dividends. The Company will not pay dividends on the Series B preferred stock unless dividends are declared by the board of directors out of legally available assets, in which case the Series B preferred stock would be paid dividends prior and in preference to any declaration or payment of any dividend on the common stock, and subject to the preferences of the holders of the Series A Preferred Stock.


         Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B preferred stock are entitled to receive out of the assets of the Company available for distribution to stockholders before any distribution or payment is made to holders of shares of common stock, or to holders of any other shares of the Company ranking junior upon liquidation to the Series B preferred stock, liquidation distributions in the amount of $3.00 per share, plus all accrued and unpaid dividends, if any, before any payment is made to holders of shares of the Company's equity securities that are junior to the Series B preferred stock. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company are insufficient to pay in full the liquidation preference of the Series B preferred stock and any other class of shares ranking on a parity with the Series B preferred stock upon liquidation, then the holders of the Series B preferred stock and any such other class of shares will share ratably in any such distribution of assets of the Company in proportion to the full respective distributable amounts to which they are entitled. For purposes of this liquidation preference, the Series A Preferred Stock ranks on a parity with the Series B preferred stock.

         After payment to the holders of the Series B preferred stock of the amounts set forth above, the entire remaining assets and funds of the Company legally available for distribution, if any, shall be distributed first to the holders of common stock then actually outstanding at the rate of $3.00 per share, with the remainder being distributed to the holders of Series B preferred stock and the holders of common stock then actually outstanding, with the Series B preferred stockholders participating on the basis of the number of shares they would be entitled to receive if they were to convert their shares of preferred stock into shares of common stock at that time; subject, however, to the prior distribution to the holders of any senior series of preferred stock of amounts owing under the terms of the rights and preferences governing such senior securities.


         A consolidation or merger of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company that does not involve a distribution by the Company of cash or other property to the holders of shares of common stock, will be deemed to be a liquidation, dissolution or winding up of the Company for purposes of the liquidation preference.


         Voting Rights. Holders of shares of Series B preferred stock are entitled to one vote per share of Series B preferred stock on all matters upon which holders of the common stock of the Company are entitled to vote. In addition, without the approval of holders of a majority of the outstanding shares of Series B preferred stock voting as a class, the Company is prohibited from (i) authorizing, creating or issuing any shares of any class or series ranking senior to the Series B preferred stock as to liquidation rights; (ii) amending, altering or repealing our articles of incorporation if the powers, preferences or special rights of the Series B preferred stock would be materially adversely affected; or (iii) becoming subject to any restriction on the Series B preferred stock other than restrictions arising solely under the Utah Act or existing under our articles of incorporation as in effect on June 1, 2001.


         Conversion. Each share of Series B Preferred Stock is convertible at any time into shares of common stock. The number of shares of common stock into which each share of Series B Preferred Stock may be converted (the "Conversion Rate") is determined by dividing the original purchase price paid per share of Series B Preferred Stock, namely $3.00, by the "Conversion Price," which will initially be $3.00 but is subject to antidilution adjustment (see below). Each share of Series B Preferred Stock will automatically convert into shares of common stock at the then effective Conversion Rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000.


         Antidilution Protections. If, with certain limited exceptions, the Company issues any shares of common stock or securities convertible into common stock without consideration or for a consideration per share less than the Conversion Price in effect immediately prior to the issuance of those shares, the Conversion Price in effect immediately prior to each such issuance will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock so issued.


         If the number of shares of common stock outstanding is increased by a stock dividend payable in shares of common stock or by a subdivision or split-up of shares of common stock, or is decreased by a combination of the outstanding shares of common stock, the Conversion Price will be appropriately adjusted.


         If the Company makes a dividend or other distribution payable in securities of the Company other than shares of common stock (and excluding the payment of dividends on the Series A Preferred Stock and the Series B Preferred Stock that are paid by issuing additional shares of the same series), the holders of the Series B Preferred Stock will be entitled to receive upon conversion, in addition to shares of common stock to which they are otherwise entitled, the amount of other securities of the Company that they would have received had the Series B Preferred Stock been converted into common stock on the date of distribution and had they thereafter, during the period from the date of that event to and including the conversion date, retained those securities.


         If the common stock is changed into the same or a different number of shares of any class or classes of stock, whether by recapitalization, reclassification or otherwise (other than a subdivision or combination of shares or stock dividend or a reorganization, merger or consolidation of the sort referred to in the following paragraph), each holder of Series B Preferred Stock will be entitled to convert those shares into the kind and amount of stock and other securities or property receivable in connection with that recapitalization, reclassification or other change with respect to the maximum number of shares of common stock into which those shares of Series B Preferred could have been converted immediately prior to that recapitalization, reclassification or change.


         Redemption. The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110% of the conversion price at the date of redemption.


Corporate Name Change


         On June 12, 2001, the board of directors approved an amendment to the articles of incorporation to change the corporate name of the Company from Volu-Sol, Inc. to RemoteMDx, Inc. The board also recommended the name change to the stockholders of the Company and requested written consents to approve the measure. On July 27, 2001, the name change amendment was approved by the written consent of stockholders holding 2,472,894 shares of the Company's common stock, or approximately 65% of the 3,820,421 shares outstanding. No shares were voted against the measure.


Amendment to Rights and Preferences of Series A Preferred Stock


         On June 12, 2001, the directors and holders of a majority of the issued and outstanding Series A Preferred Stock approved an amendment to the designation of rights and preferences of the Series A Preferred Stock, fixing the conversion rate at 370 shares of common stock for each share of Series A Preferred Stock. The amendment was consented to by the current holders of 11,928.76 shares (approximately 54% of the 22,288 shares issued and outstanding including 1,692 shares under a subscription receivable).


Item 5.  Other Information


Recent Developments


         On July 31, 2001, the Company closed the minimum of 666,667 shares ($2,000,000 gross proceeds) under a private placement of up to $5,000,000 of its Series B Preferred Stock. Of the minimum amount, $735,000 was invested by affiliates of the Company, including officers and directors, in exchange for 245,000 shares. The rights and preferences of the Series B Preferred Stock are described in greater detail under Item 4, above. The Company paid its placement agent, Investec Ernst & Co., fees of $210,000 and granted warrants to Investec for the purchase of 53,333 shares of Series B Preferred Stock at a price of $3.00 per share in connection with the offering.


         Effective August 2, 2001, the Company changed its certifying independent accountant from Tanner + Co. to Arthur Andersen LLP. This change was approved by the Company's board of directors, as it was determined that Arthur Andersen LLP could better serve the Company on a national and international basis. Neither Tanner + Co.'s report on the Company's financial statements for the year ended September 30, 2000, nor its report for the year ended September 30, 1999, contained an adverse opinion or a disclaimer of opinion, and neither report was qualified or modified as to uncertainty, audit scope or accounting principles, except that both reports were modified as to uncertainty regarding the ability of the Company to continue as a going concern. During the years ended September 30, 2000 and September 30, 1999, and the subsequent interim periods preceding Tanner + Co.'s dismissal, there were no disagreements with Tanner + Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Tanner + Co., would have caused Tanner + Co. to make reference to the subject matter of the disagreement in connection with its report.


         Effective July 1, 2001, the Company closed its acquisition of SecureAlert II, Inc., a Tennessee corporation and issued 233,333 shares to the SecureAlert II, Inc. stockholders and made a cash payment to the stockholders of $200,000. On August 3, 2001, the Company repaid $1,700,000 on a line of credit with SunTrust Bank East Tennessee. Additional cash payments of $200,000 each will be made to the stockholders on the last day of each of the next successive six calendar quarters, beginning September 30, 2001. At the time of those cash payments, the Company also will deliver 200,000 shares of common stock to the stockholders, until the total cash paid to the stockholders equals $1,400,000 and the total number of shares issued to them is 1,433,333.

         On August 6, 2001, two directors and executive officers of the Company, James Dalton and David Derrick, each exercised options previously granted to them, to purchase 225,000 shares of common stock of the Company for $1.00 per share. The exercise price was paid by reduction of a note payable to an entity owned and controlled by Mr. Derrick, ADP Management, Inc., in the amount of the exercise price. The transaction reduced the amount outstanding on the line of credit agreement to $300,000 as of August 20, 2001.



Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this report or incorporated herein by reference.


     Exhibit No.           Description of Exhibit


         3(i)(1) Amendment to Articles of Incorporation (incorporated by reference to Definitive Proxy filed July 16, 2001.

                                                     SIGNATURES





         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     REMOTEMDX, INC.




Date: August 20, 2001         By:   /s/ David G. Derrick
                                  ----------------------------------------
                                     David G. Derrick, Chief Executive Officer



Date:  August 20, 2001        By:    /s/ Michael G. Acton
                                   ---------------------------------------
                                     Michael G. Acton, Chief Financial Officer















S:\PINEGAR\K TO S\R\REMOTEMDX\2001 10-Q\10-Q 6-30-01\10QSB3312001.DRAFT81601.DOC