Form 10QSB/A
period 2001-03-31
REMOTE MDX INC
filed 2001-08-22
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

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

                                REMOTE MDx, INC.
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

    5.   Other Information....................................................11

                                     PART I

 Item 1 - Financial Statements

                          VOLU-SOL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                                March 31,
                                                                                  2001
                                                                               ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                    $   188,894
 Accounts receivable, less allowance for doubtful accounts of $21,188               78,066
  Inventories                                                                       52,671
                                                                               ------------
       Total current assets                                                        319,631

Property and equipment, net                                                         45,685
Note receivable                                                                    150,710
Other assets - deposits                                                              3,624
                                                                               ------------
       Total assets                                                            $   519,650
                                                                               ============

LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:
 Accounts payable                                                              $   141,601
 Accrued liabilities                                                                86,550
 Preferred stock dividends payable                                                 152,920
                                                                               ------------
       Total current liabilities                                                   381,071

 Long-term liabilities:
  Debentures                                                                       500,000
                                                                               ------------
       Total liabilities                                                           881,070
                                                                               ------------
 Stockholders' deficit:
  Preferred stock, $.0001 par value; 30,000 shares authorized 22,228
  shares outstanding (aggregate liquidation preference $59,286)                          2

 Common stock, par value $.0001; 50,000,000 shares authorized,
  3,570,421 shares issued and outstanding                                              357
 Additional paid-in capital                                                     13,637,427
 Preferred stock subscriptions receivable                                         (338,300)
 Accumulated deficit                                                           (13,660,907)
                                                                               ------------
      Total stockholders' deficit                                                  (361,421)
                                                                               ------------
       Total liabilities and stockholders' deficit                             $   519,650
                                                                               ============




         The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended        Six Months Ended
                                                         March 31,                 March 31,

                                                     2001         2000           2001         2000
                                                     ----         ----           ----         ----

Sales                                            $   141,560   $  141,384     $  255,765   $  256,734
Cost of goods sold                                    87,725       92,093        158,575      165,144
                                                  -----------  -----------    -----------  -----------
     Gross margin                                     53,835       49,291         97,190       91,596
                                                  -----------  ----------     -----------  -----------
Selling, general and administrative expenses       1,521,925    1,068,682      2,176,629    1,249,301
                                                  -----------  -----------    -----------  -----------
     Loss from operations                         (1,468,090)  (1,019,391)    (2,079,439)  (1,157,711)
Other income (expense):
     Interest income                                   1,661        1,961          3,905        1,961
     Interest expense                               (467,800)           -       (467,800)           -
Net loss before provision for income taxes        (1,934,229)  (1,017,430)    (2,543,334)  (1,155,750)
Provision for income taxes                                 -            -              -            -
     Net loss                                     (1,934,229)  (1,017,430)    (2,543,334)  (1,155,750)
Dividends on Series A preferred stock                (80,690)     (76,987)      (152,920)    (117,087)
Preferred stock accretion                         (2,432,013)     (42,936)    (2,450,033)     (85,873)
Net loss applicable to common stock              $(4,446,932)  (1,137,353)    (5,146,287)  (1,358,710)
                                                  -----------  -----------    -----------  -----------
Net loss per common share - basic and diluted    $     (1.40)  $    (0.96)    $    (1.68)  $    (1.58)
                                                  -----------  -----------    -----------  -----------
Weighted average common shares outstanding         3,183,591    1,177,545      3,066,420      859,454
                                                  -----------  -----------    -----------  -----------




















         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                          VOLU-SOL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Six Months
                                                                      Ended March 31,
                                                                    2001           2000
                                                                  ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(2,543,334)   $(1,1552,750)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                                          13,730         38,895
Stock issued for services                                            400,000        220,000
Options issued for services                                           12,799         65,558
Preferred stock issued for services                                  695,000              -
Non-cash interest expense related to
  the issuance of convertible debt                                   454,750              -
Increase (decrease) in:
       Accounts receivable                                                39         (9,047)
       Inventories                                                    (1,781)         6,774
       Other assets                                                     (352)           100

Increase (decrease) in:
     Accounts payable                                                (49,029)       (20,650)
     Accrued liabilities                                              47,461         (2,157)
                                                                 ------------   ------------
     Net cash used in operating activities:                         (970,717)      (856,277)
                                                                 ------------   ------------

Cash flows from investing activities:
     Equipment purchases                                              (3,100)             -
     Note receivable                                                (150,710)             -
                                                                 -----------    ------------
     Net cash used in investing activities                          (153,810)             -
                                                                 ------------   ------------
Cash flows from investing activities:
     Proceeds from notes payable                                     535,000              -
     Proceeds from debentures                                        500,000              -
     Proceeds from sale of preferred stock                                 -        236,000
     Proceeds from sale of common stock                                    -      1,700,000
                                                                 ------------   ------------

          Net cash provided by financing activities                1,035,000      1,936,000
                                                                 ------------   ------------

          Net increase (decrease) in cash                            (89,527)     1,079,723
  Cash, beginning of period                                          278,421         44,123
                                                                 ------------   ------------
  Cash, end of period                                            $   188,894    $ 1,123,846
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

(2) LINES OF CREDIT WITH RELATED PARTY

During the six months ended March 31, 2001, the Company borrowed $535,000 under a line of credit arrangement with an entity controlled by an individual who is a major stockholder and a director. The Company may borrow up to $2,000,000 under this line of credit arrangement. The note bears interest at 12% per year. Borrowings and related interest are due September 2001. Borrowings, excluding any accrued interest, are convertible at the option of the holder at any time into shares of Series A Preferred Stock at a rate of one share of Series A Preferred Stock for each $200 of outstanding loan balance converted. In addition, the Series A Preferred Stock is immediately convertible into common stock at an amount which results in a beneficial conversion feature. During the three and six months ended March 31, 2001, the Company recorded non-cash interest expense of $454.750, related to this beneficial conversion feature. During the six months ended March 31, 2001, borrowings of $535,000 were converted into 2,675 shares of Series A Preferred Stock

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

o Increased additional paid-in capital and decreased accumulated deficit for $2,450,033 due to accretion.

o The Company issued 2,675 shares of Series A Preferred Stock in exchange for $535,000 of debt to an entity controlled by a major shareholder.

During the six months ended March 31, 2000, the Company:

o    Accrued preferred stock dividends payable of $102,645.

o Increased additional paid-in capital and decreased accumulated deficit for $85,873 due to accretion.

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


         Interest expense totaled $467,800 during the three months ended March 30, 2001. Of this amount, $454,750 related to the beneficial conversion feature of borrowings under a line of credit agreement with an entity controlled by an individual who is a major shareholder and director.


         During the quarter ended March 31, 2001, the Company amended the conversion rights and preferences to the Series A Convertible Preferred Stock (Series A Preferred Stock). Holders of Series A Preferred stock may convert, at their option, one share of Series A Preferred Stock to 370 shares of the Company's common stock. Based on the conversion rate, a beneficial conversion feature of $1,859,283 has been recoreded as an increase in additional paid-in capital and decrease to accumulated deficit.


         The Company incurred a net loss applicable to common shares of $4,446,932 for the three months ended March 31, 2001 compared to a net loss applicable to common shares of $1,137,353 for the three months ended March 31, 2000. This increase in net loss applicable to common stock is attributable to the beneficial conversion features of convertible debt instruments and the change in conversion rights of Series A Convertible Preferred Stock and expenses incurred in connection with issuance of Common and Preferred Stock for services in the quarter ended March 31, 2001.


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


         Interest expense totaled $467,800 during the three months ended June 30, 2001. Of this amount, $454,750 related to the beneficial conversion feature of borrowings under a line of credit agreement with an entity controlled by an individual who is a major shareholder and a director.


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


                                    VOLU-SOL, INC.




Date: August 21, 2001               By: /s/ David G. Derrick
                                       ------------------------------
                                       David G. Derrick, Chief Executive Officer



Date: August 21, 2001               By: /s/ Michael G. Acton
                                       ---------------------------------------
                                       Michael G. Acton, Chief Financial Officer