Form 10KSB
period 2001-09-30
REMOTE MDX INC
filed 2002-01-22
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

[ ]  Transition  report under section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for transition period from                to            .
                                              ---------        ---------

Commission file number 0-23153

                                 REMOTEMDX, INC.
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

 Securities registered under Section 12(b)   Name  of  each  exchange  on  which
     of the Act:                             registered:
                  None                                 None

 Securities registered under Section 12(g) of the Act:
          Common Stock, $0.0001 par value

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 Issuer's revenues for the fiscal year ended September 30, 2001 were $1,247,633.

Registrant's common stock has not traded and there is no market for the common stock at this time. On April 28, 2000, the registrant declared a one-for-five reverse stock split of its common stock that reduced the number of issued and outstanding shares as of that date. Outstanding common stock data in this report have been adjusted to reflect the reverse stock split.

 There were 8,411,694 shares of common stock of the registrant outstanding as of January 10, 2002.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                     Part I

 Item 1.    Business


Caution Regarding Forward-looking Statements


         Certain statements contained in this document, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, without limitation, general economic conditions, market conditions in the companies existing and intended markets and related industries, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, interest rate risk, the Company's ability to access capital markets and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.


         When used in this report, the terms "RemoteMDx," "Remote" and the "Company" refer to RemoteMDx, Inc. and its subsidiaries and other entities, unless the context requires otherwise.


Introduction


         RemoteMDx is a technology-based remote personal safety, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs in conjunction with national call centers. The Company was incorporated in Utah in July 1995 under the name Volu-Sol, Inc., as a wholly owned subsidiary of Biomune Systems, Inc. ("Biomune"). Biomune spun off the Company by distributing shares of the Company's common stock pro rata as a stock dividend to the holders of the common stock of Biomune (the "Distribution"). As a consequence of the Distribution, RemoteMDx commenced operations as a separate, independent company in October 1997.


         The Company has been engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. The Company continues to conduct its medical stains and solutions business through a wholly owned subsidiary, Volu-Sol Reagents Corporation ("Reagents"), and operates its remote health monitoring and diagnostic business under the names "Remote Medical Diagnostics" and "RemoteMDx." The Company also owns SecureAlert, Inc. ("SecureAlert"), a wholly owned subsidiary engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and consumer electronics products.


Business Strategy


         Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and growing through the selective acquisition of complementary businesses, devices and product lines. Over the past two years, management has begun to pursue a more expanded role in the medical diagnostic industry by developing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote monitoring devices. To reflect this new emphasis, the Company changed its corporate name to "RemoteMDx, Inc." and acquired SecureAlert II, Inc. ("SecureAlert II") in July.


New Business Direction


         Under its new business direction, RemoteMDx specializes in providing personal security and monitoring products and services to meet the needs of a rapidly growing elderly population. As this new emphasis expands, the Company expects the Reagents business to become less significant in its total product mix. The RemoteMDx family of products and services offered under the Magnavox(R) brands include both wireless and wired modes of connecting the elderly by the touch of a single button with emergency services, doctors, healthcare providers and loved ones. By utilizing global positioning satellite or "GPS" technology, the Company's Pal Services response center can locate the person in distress and dispatch the closest emergency services to the caller's location. In addition, through the Company's HomePal products, Pal Services will monitor on a daily basis the vital signs of its clientele and report to care providers if their health is within given parameters.


         RemoteMDx's next generation product being developed through its strategic alliance with Battelle Memorial Institute ("Battelle"), is a wireless, wristwatch-based monitoring device equipped with GPS technology that is designed to be worn at all times by persons suffering from chronic health problems. This device, known as "PalWatch(TM)" unobtrusively takes the vital signs of the wearer and transmits the data wirelessly to a health care provider regardless of where the wearer is located. The PalWatch enables the care provider to remind the patient to take medications and provides monitoring capabilities in case of emergencies. Voice contact can be established with the monitoring center at the touch of a single button when vital signs are outside of established parameters or in case of emergencies.


         The PalWatch gives the chronically ill patient the safety and mobility to live a more normal life while being in constant contact with health care providers. It also provides the assurance that if the wearer encounters an emergency, a live Personal Assistant is available to help.


         The Company plans to be the first to provide a combination of emergency response systems and remote monitoring of the chronically ill. RemoteMDx plans to implement a quality technological solution to promote efficiency in an industry that is failing to do so. It is expected that RemoteMDx's technology products and services will provide more timely capture of patient condition data leading to earlier and more cost effective treatments. This should result in improved patient satisfaction and outcomes through consistent and convenient access to healthcare, while creating a portable electronic trail to a patient's medical history. This in turn is expected to lower the cost of patient and physician interaction, reducing costs for healthcare payors and providers.


         The Company's SecureAlert subsidiary sells mobile and personal security systems, as well as consumer electronics products from its headquarters in Knoxville, Tennessee. In the first quarter of fiscal year 2002, SecureAlert began distribution of its new emergency cellular devices with global positioning satellite technology, the MobilePAL+GPS(TM). Other mobile security products include the 911Phone and related services. New applications of the core technology will also be introduced during fiscal year 2002, including technology and services for remote monitoring of the chronically ill. In 2001, SecureAlert generated a majority of its revenues from the sale of consumer electronics. SecureAlert expects that by the end of fiscal year 2002 its product mix will be approximately evenly divided between consumer electronics and mobile and personal security products and services.


Strategic Alliances


Battelle Memorial Institute


         An important part of the Company's new business model is the creation of strategic business alliances. The first strategic alliance was formed in 2000 with Battelle, a not-for-profit research organization located in Columbus, Ohio. This alliance affords the Company the opportunity to work with Battelle in the research and development of remote health monitoring and diagnostic systems. The Company selected Battelle for this strategic alliance because of Battelle's extensive medical diagnostic experience, as well as its experience in electronic information capture and transfer technologies. Working together in this alliance, Battelle and the Company have developed a prototype of the PalWatch.


         Battelle has a staff of approximately 7,500 scientists, engineers, and support specialists. Each year, hundreds of technology projects are in progress at Battelle's various business operations. These projects are performed for nearly 2,000 companies and government agencies. Battelle's business volume is nearly $1 billion a year. Typically, this work results in 50 to 100 patented inventions each year.

         Under the terms of the agreement with Battelle, the Company initially paid Battelle $400,000 cash and 400,000 restricted shares of the Company's common stock for its research and development services in 2000. The Company also granted options to Battelle to purchase 1,350,000 shares of common stock at prices ranging from $3.00 to $7.00 per share. The agreement grants limited antidilution rights to Battelle and the right to appoint a nominee to serve on the Company's board of directors, although to date Battelle has not exercised this right. During the years ended September 30, 2001 and 2000, the Company incurred expenses of $687,453 and $591,231, respectively, for research and development services performed by Battelle. Accounts payable to Battelle were $115,976 at September 30, 2001.


Uniden


         Uniden is the largest manufacturer of cellular phones sold in Japan. The Company has secured exclusive manufacturing arrangements with Uniden for the manufacture of the RemoteMDx product lines in the United States. Uniden's sales are in excess of $1 billion per year and it specializes in marine radios equipped with GPS technology. Under this informal joint research and development arrangement Uniden and RemoteMDx have created the first GPS phone (MobilePal+GPS(TM)) to be sold in the United States. The Company began marketing this product in October 2001 through its SecureAlert subsidiary. Under its agreement with Uniden, the Company has agreed to purchase a minimum number of 65,000 mobile telephone units. If it fails to meet this minimum purchase requirement, the Company must reimburse Uniden for the unamortized portion of Uniden's original tooling costs.


Royal Philips Electronics


         Philips is the third largest consumer electronics manufacturer in the world with revenues in excess of $35 billion. In the United States, Philips' annual revenues are approximately $2 billion. As the owner of the Magnavox(R) brand and the creator of some of the Company's core security and consumer electronic products, Philips is an important strategic partner. By agreement, the Company pays Philips a 4.5 percent royalty on costs of products that carry the Magnavox brand. Philips also provides quality control and logistic services for these product lines.


Aradiant Corp.


         Aradiant Corp., formerly known as the National Dispatch Center, is the largest communications messaging center in the United States, handling in excess of 180,000,000 calls per year and generating an estimated $30 million in revenues. It is estimated that Aradiant controls approximately 85 percent of the communications messaging market. Aradiant has numerous back-up and redundancy systems from three separate call centers, insuring constant monitoring regardless of the situation or circumstances. This alliance gives the Company the capability to move forward in developing the Pal Service Network without incurring significant infrastructure costs.


Bishop Engineering Group


         Ron Bishop is the owner and principal of Bishop Engineering. Bishop was one of the early pioneers in the development of cellular technology. He was the primary designer of cellular phones used in airplanes, and the inventor of the emergency call boxes located along many highways in the United States and other countries. Bishop has been extremely helpful to RemoteMDx in the development of the MobilePal phone and the incorporation of GPS with telematics technologies. Through the Company's agreement with Bishop Engineering, Ron Bishop serves as the Chief Technical Officer of SecureAlert. The Company pays Bishop Engineering $30,000 per month, subject to adjustment every six months based on actual expenditures and ongoing needs for pending projects. The parties also have agreed to share equally in the net profits of new technology or products completed pursuant to mutually approved projects during the term of the agreement and to make available a bonus pool for Bishop Engineering employees based on profits generated by joint efforts between Bishop Engineering and SecureAlert. Bishop Engineering has granted SecureAlert an exclusive license for use of the Travel Guardian(TM) products and technologies developed by Bishop and Bishop Engineering under a separate license agreement.

Other Relationships


         To enhance its marketing strength and augment its distribution channels, the Company is in the process of developing marketing and distribution alliance partners for its products and services. The Company is currently in contact with regional health maintenance organizations and preferred provider organizations with significant networks of physicians and patients and is exploring an alliance with these and other organizations for testing and receiving input on final technology design of its products. RemoteMDx is also in the process of evaluating relationships with other entities that would be good strategic fits with the Company's product development and distribution plans.


         The Company anticipates that these additional strategic alliance partners will provide the following:

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


Acquisition of SecureAlert II


         In July 2001, the Company consummated a merger agreement to acquire SecureAlert II and its affiliated entities. SecureAlert II is based in Knoxville, Tennessee, and distributes a line of home safety and personal security products, including products marketed under the Magnavox brand through an exclusive distribution agreement with Philips. SecureAlert II also sells consumer electronics products including televisions, home theater systems and satellite television systems.


         The consideration for all of the issued and outstanding shares of SecureAlert II included cash of $1,400,000 and 1,433,333 shares of common stock of the Company. The cash and stock are to be issued to the holders of SecureAlert II stock in proportion with their ownership of SecureAlert II in seven installments. The first installment was paid on July 2, 2001. The remaining installments were to be paid on the last day of each of six consecutive calendar quarters, beginning September 30, 2001. In addition to cash and common stock, the Company granted employment-based common stock purchase warrants to former officers and directors and the former shareholders of SecureAlert II for the purchase of an aggregate of 1,000,000 shares of common stock at a purchase price of $3.00 per share. The warrants are fully vested and may be exercised at any time and from time to time, in whole or in part, over the next five years. The Company also partially repaid amounts outstanding on an existing line of credit with SunTrust Bank of Tennessee ("SunTrust"). Certificates evidencing the shares of stock issuable under the agreement are held in escrow to be delivered to the SecureAlert II shareholders according to the terms of the agreement.


         The Company granted the former SecureAlert II shareholders limited antidilution rights and agreed that through June 2003, if the Company issues or sells any shares of common stock for consideration of less than $3.00 per share, then it will issue additional shares to the SecureAlert II shareholders such that the total value of the shares of common stock issued in the acquisition, including the additional shares, if any, totals $4,299,999. The Company is not required to issue additional shares in connection with the issuance or sale of shares of common stock (1) deemed to have been issued by the Company in connection with its stock option plans outstanding at the closing date, (2) upon conversion of outstanding preferred stock, or (3) upon the conversion or exercise of any options or warrants issued other than under the stock option plan, provided the terms of those securities are not amended after the closing date.


         The obligations of the Company under the agreement are secured by a pledge of the outstanding shares of the Company's wholly owned subsidiary through which it effected the acquisition. If the Company defaults in the payment of any installment of the purchase price or commits other material breaches as defined by the agreement as amended, and the breach remains uncured for a period of 60 days following receipt of written notice given by the shareholders of SecureAlert II, then the SecureAlert II shareholders may terminate the transaction and retain the consideration received through the date of termination.


         The Company failed to pay the required September 30, 2001 installment payments of cash and shares under the purchase agreement and received a notice of default on October 15, 2001. On November 30, 2001, the Company and the former SecureAlert shareholders amended the merger agreement and the Company agreed to
(1) disburse the $200,000 and 200,000 share payments due originally on September 30, 2001 on or before December 5, 2001, (2) pay a fee of $10,000 to a former shareholder of SecureAlert on or before December 5, 2001, for the extension through December 14, 2001 of the shareholder's letter of credit in the amount of $202,000 securing the SunTrust bank line of credit and (3) distribute the $200,000 and 200,000 share payments originally due on December 31, 2001 on or before December 14, 2001, provided that if the Company could not obtain a new line of credit replacing the then current SunTrust line of credit, the due date would be extended to December 31, 2001. In addition, Mr. Derrick and Mr. Dalton agreed to personally establish letters of credit in the total principal amount of $800,000 in favor of SunTrust and to use their best efforts to obtain the release of the personal guarantees of four of the former SecureAlert shareholders under the SunTrust line of credit. Additionally, the agreement was amended to provide that in the event of default, if the former SecureAlert II shareholders exercise their right to receive the shares of SecureAlert, they will have one year from that date to repay $2,060,000 less any amount then outstanding under an intercompany loan agreement originally in the amount of $600,000. The obligation to repay this amount is personally guaranteed by four former SecureAlert shareholders.


         The Company satisfied all of the above requirements of the amended agreement. The remaining installments of shares and cash will be paid on the last day of each of the remaining four consecutive calendar quarters, beginning March 31, 2002.


Markets


Overview


         With increasing healthcare costs in the United States, cost containment is a primary issue facing the healthcare industry. The Company expects that this pressure will intensify during the 21st century as the first of the baby-boom generation reach age 65 in 2011. Currently 35 million Americans are 65 years of age or older, and this number is projected to increase to 54 million by the year 2020. By that year, one in six Americans will be over the age of 65 and by the middle of the century, the number of elderly could reach 79 million, more than double current numbers. The Company believes that these numbers are particularly alarming considering that the average life expectancy is also increasing. With an aging population and the fact that 80 percent of healthcare costs occur in the last two years of life, the Company believes that viable cost saving options are needed. To contain healthcare costs, healthcare providers have focused on approaches that minimize the amount of hospitalization required by a given individual. As a result, technologies that help to reduce or prevent hospitalization are in high demand.


         RemoteMDx is focusing on two specific areas to capitalize on this demand. The first is reducing the response time when a medical emergency occurs. A study published in the New England Journal of Medicine in August 2000 stated that it is fairly common in the United States for people living alone to be found either helpless or dead. The incidence increases with age, averaging 14 incidents per 1,000 people living alone, and 31.6 incidents per 1,000 people over age 65 living alone. Other key findings of the study include the following:

          o Most victims were elderly white women from fairly well to-do communities

          o Median time spent incapacitated was 15 hours (two hours for those found alive; 18 hours for those found dead)

          o    Victims were found by family members only 11 percent of the time

          o    28 percent of victims died

          o    62 percent of survivors required hospitalization

          o    The average hospital stay was eight days at a cost of $9,985

          o Among survivors, only 38 percent were able to return to living independently

          o The longer victims waited for emergency help, the higher the hospitalization costs and higher the mortality rate.


          The second focus area is the need to monitor chronically ill patients. Various industry studies have been conducted showing the cost savings that are attributed to the daily remote monitoring of the chronically ill. One such study conducted at the University of Illinois at Chicago in July 2000 had the following conclusions regarding congestive heart failure patients who are monitored daily versus those who are not:

          o    70 percent decrease in heart failure admissions to the hospital

          o    73 percent decrease in length of stay in the hospitals

          o 76 percent decrease in hospital charges resulting in a cost saving of $13,876 per patient per year


         It is estimated that of the 35 million Americans that are 65 years of age or older, approximately 9 million live alone. Most of these persons are still mobile but are at a high degree of risk of experiencing a medical emergency of some kind.


         Industry studies indicate that the prevalence of chronic illnesses in the United States is as follows:

                             Chronic Illness                  No. of Cases
                             ---------------                  ------------
                AIDS/HIV                                              650,000
                Asthma                                             14,400,000
                Cancer                                              7,400,000
                Congestive Heart Failure                            4,900,000
                Coronary Heart Disease                             13,900,000
                Diabetes                                           15,700,000
                Hepatitis B                                         1,000,000
                Hepatitis C                                         2,700,000
                Osteoporosis                                       10,000,000
                                                                   ----------
                Total                                              70,250,000
                                                                   ==========

         These statistics disclose that approximately one in every four Americans suffers from a chronic illness. This is a primary reason total healthcare industry expenditures in the United States now exceed $1 trillion and are expected to grow to $2 trillion by 2007. Studies also show that chronic illnesses account for 60 to 70 percent of total healthcare costs, with heart disease, cancer, and diabetes making up more than $100 billion in annual healthcare costs.


         RemoteMDx's target markets are further defined by the following market statistics:

          o The home healthcare market is $42 billon (approximately 50 percent of these cost are associated with the cost of labor)

          o    The telemedicine market is approximately $65 billion

          o The personal security market is $ 6.1 billion and growing at an annual rate of 12 percent


         The Company believes routine monitoring of patients with chronic conditions can substantially reduce these costs. Monitoring can lead to earlier intervention, often precluding the need for more expensive in-hospital care. Other factors identified by the Company that affect the industry include:

          o Insurance companies are struggling to maintain service levels while controlling costs

          o    Patient access to timely healthcare is being limited

          o    Physicians are having their incomes reduced significantly

          o Federal government has adopted a "Prospective Payment System" which is a flat fee payment that capitates and limits the costs Medicare and Medicaid will pay for home healthcare services

          o In 2050, there will be 27 persons 85 years old and over for every 100 persons age 50 to 64.


Market Opportunity--Healthcare Industry Challenges


         The Company believes that pressure from consumers, physicians and insurance groups is mounting on the healthcare system and that this pressure is driving changes in the methods, costs and availability of healthcare delivery. Healthcare costs in the United States are rising and the Company believes that cost containment is a primary issue facing the industry. Several factors contributing to increasing healthcare costs include, in the Company's opinion, the following:

          o    Errors in transcription of medical data

          o    Lack of patient compliance to prescribed healthcare

          o    Delayed detection and diagnosis of medical needs

          o    Lack of consistent monitoring of "at-risk" patients

          o    Shortage of qualified care providers

          o Increased prevalence of chronic diseases, which account for 60 to 70 percent (approximately $700 billion) of total healthcare costs, with heart disease, cancer and diabetes accounting for more than $100 billion in annual healthcare costs


         In addition to economic pressures, there are significant demographic and life style pressures on the healthcare system. The baby boomers are now aging. As a population we are living longer and becoming more proactive and informed with our healthcare issues and choices. Average life expectancy is moving upward. These factors combined present an opportunity for companies that provide healthcare services and products to this large population segment. The market includes:

          o Seventy-five million babies born in the United States from 1946 to 1964

          o A population over age 65 that is projected to increase to 54 million persons by 2020. The growth rate of the elderly will be more than double that of the total population during this period. Beginning in 2011, the first members of the baby boom generation will reach age 65.

          o An elderly population in America that will include about one in six Americans by 2020. By the middle of the century, the number of elderly could reach 79 million. In 2050, the final phase of the gerontological explosion will occur. The elderly population as a whole will number about 79 million people, more than double its present size.


         The Company believes that a "window of opportunity" now exists for planners, policy makers, and businesses to prepare for the aging of the baby-boom generation.


         Currently 35 million Americans are 65 years of age or older and the size of the over-85 population is also increasing. These population segments and their accompanying health status, which clearly declines with increasing age, indicate that a larger number of individuals will seek long-term care as part of the continuum from independent living, to assisted living at home, to institutional care. Additionally, with longer life expectancy and more persons 85 years old and over, it is likely that more and more people will have surviving older relatives and be concerned with the daily monitoring of the health status of these loved ones. In 1959, there were just three persons 85 years old and over for every 100 persons ages 50 to 64. In 2050, there will be 27 persons 85 years old and over for every 100 persons ages 50 to 64.


         About half of the over-85 population who live in their homes are frail and need assistance with everyday activities. Their relatives, in their fifties and sixties, face the difficulties of providing this care. As a person ages, the number of office visits per year to a physician increases, according to the National Ambulatory 1997 Medical Care Survey. When this trend is coupled with the fact that the fastest growing segment of the population is those 65 years of age and older, an explosion of office visits is anticipated. RemoteMDx believes that it is poised to take advantage of the coming growth in patients seeking medical office visits or other healthcare services and its products offer a solution for dealing with this growth in a cost-effective manner. RemoteMDx believes routine monitoring of patients with chronic conditions coupled with emergency response services will substantially reduce these costs. This monitoring should lead to earlier intervention and response, thus often precluding the need for more expensive in-hospital care.


         The Company believes that the healthcare industry is being forced to revolutionize its practices and that RemoteMDx is strategically positioned with its vision and technology to ride the wave of revolution. RemoteMDx solutions of health monitoring, diagnosis, and data management services are expected to have the following impact on the industry:

          o Improved efficiencies resulting in over $1 billion in cost savings.

          o    Improved accuracy, portability and communication of patient data.

          o    50 to 100 percent improvement in physician office efficiency.

          o    Peace of mind to patients and their caregivers.

          o    Quick response to medical and personal emergencies.

          o Fast, efficient and staged implementation of home healthcare delivery options.

          o    Fewer hospital visits.

          o    50 percent reduction in home healthcare delivery costs.


         Pressures are mounting on the healthcare industry to gain control over costs, to meet the demands of a growing patient population and to improve patient outcomes from the healthcare system. The Company believes that the industry is realizing that the productivity gains that have occurred through technology in other industries must also be leveraged to solve some of its own challenges.


SecureAlert Products


         SecureAlert produces and distributes a line of personal security devices with wireless and home applications. Its remote personal security products allow seniors to live an active, mobile lifestyle without worrying about being unprepared in an emergency situation. These products are intended to provide the end user with the appropriate amount of security they desire.


Magnavox Mobile911


         This product has a target market to the elderly and youth markets that cannot afford the monthly expense of a regular cell phone, but who want the security to know that by the push of a button, emergency services are but minutes away. This unique product has a one-time fee of $199 (retail) with no monthly service fee necessary. Upon the push of a button, it immediately connects the user to the nearest 911 emergency dispatch center, regardless of where the user is located in the country. Four AAA batteries that have a battery life in excess of one year power this telephone to answer the concerns of those that may forget to recharge a regular cell phone and taking into consideration the fact that average use is expected to be limited to only a few calls per month.


Magnavox MobilePal


         Similar in design to the Mobile911, this device offers a concierge service whereby the user pushes one button and is connected to a call center open 24 hours a day, seven days a week ("24/7"). Whenever the user needs personal assistance, there is no need to remember a phone number or mobile dialing procedure - just press one button to be connected to a caring and knowledgeable Personal Assistant. The Personal Assistant can then put the caller into contact with a variety of services from dispatch to personal emergency services, as well as access and provide personal health information at the users option. In addition, it can link the caller to any phone number of his or her choosing. The device operates on four AAA batteries that provide long-lasting use. Service varies based on the monthly plan chosen.


Magnavox MobilePal+GPS


         This phone is the next generation of the MobilePal, capable of all the functions of its predecessor with the addition of GPS technology capable of triangulating signals from a constellation of 12 satellites, pinpointing exact outdoor location within 30 feet. The phone is powered by four AAA alkaline batteries, which will provide over a year of average use, an estimated 60 minutes of talk time, without recharging. Additional safety features include a hands-free speakerphone and a built-in 95-decibel siren that can be used as a deterrent or an alarm to alert help.


Monthly Service Plans


         Along with mobile security phones, the Company provides several different monthly service plans at different rates. Security phone purchasers can subscribe for the plan that best suits their projected needs or anticipated use of the phone. Those plans include the "Personal Security Plan," the "Personal Security Advantage Plan," and optional calling services.


Personal Security Plan

          o Provides 24/7 nationwide one-button access to a live Personal Assistant

          o Mobile access to immediate dispatch of police, fire or ambulance services

          o    Location of nearest hospital and veterinary services

          o Auto-accident assistance including direct connection to the subscriber's insurance company

          o Personal calling to any phone number selected by the user including family and friends and caregivers


Personal Security Advantage Plan


         Includes all of the services of the Personal Security Plan plus:

          o    Mobile directory assistance to any U.S. phone number

          o Step-by-step driving instructions to virtually anywhere in the United States

          o    Product replacement in case of damage or loss


Optional Services


         For an additional per-minute charge, participants can purchase extended services including:

          o Roadside Assurance-- includes four free tows or four free lock-out service calls annually

          o Medical Data Link-- stores critical personal medical information and communicates needs to emergency personnel


         The United States Postal Service ("USPS") has tested the Magnavox MobilePal phone in Richmond, Virginia and Raleigh, North Carolina as part of a government mandated emergency response and communications program. During the quarter ended December 31, 2001, the USPS tested 60 units and the call center over the course of 15 weeks and is currently evaluating the effectiveness of the Magnavox MobilePal phone. The Company believes these tests will demonstrate the MobilePal phone can be an important tool to provide an emergency communication solution that the carriers and supervisors find effective, easy to use, and simple to manage.


         The Company is working on several substantial orders for the MobilePal and the MobilePal+GPS from companies such as TechnoBrands, Baptist Senior Plus, and ADT, although as of the date of this report no orders had been finalized. In the wake of the September 11, 2001 terrorist attacks and the subsequent creation of the Homeland Security department, the Company believes its products could become an integral part of a nationwide emergency response network.


HomePal Products


         RemoteMDx remote health monitoring services save people's time, money and lives by sending vital health information electronically to doctors and attending nurses. This product line includes the following.


PalWatch


         RemoteMDx will introduce its first version of the PalWatch in 2002. This simple watch-sized device is worn on the wrist and works in combination with the MobilePal+GPS communication device. The PalWatch has one easy-to-use button that connects the user to the PalServices Network. The PalServices Network is a response center with live Personal Assistants ready to give immediate assistance 24/7. The PalWatch is a smart device that will automatically detect if a user experiences a fall and will send out a signal indicating the users exact location. This fall detection information and location signal go immediately to a Personal Assistant who will attempt to contact the user and determine their needs, or, if they do not respond, will automatically send emergency assistance.


HomePal Monitor


         The simple and easy-to-use device transmits a patient's weight, blood pressure, blood oxygen, pulse rate, airflow to lungs, medication compliance, and glucose level via telephone to a care provider. This affordable and innovative HomePal monitor along with its web-based management software benefits both the consumer and the healthcare system by improving patient care and satisfaction, improving patient clinical outcomes, and by decreasing the number of emergency room visits, thereby reducing the total cost of care. The HomePal management software gives healthcare systems the flexibility of managing patients themselves or having their patients managed by the RemoteMDx nationwide Pal Services Network.


The PalWatch Monitor


         RemoteMDx intends to combine its remote health monitoring services with its mobile communication and security services by launching the ultimate generation of the PalWatch. This version of the PalWatch will not only act as a fall detection device, but will also constantly monitor the user's vital signs. This noninvasive device will take the patient's vital signs by measuring electronic pulses in the patient's skin and transmit the data to a healthcare provider automatically without any initiation from the patient. These pulses are then analyzed by a series of complex algorithms, and all the above-mentioned vitals can be monitored. It will enable the care provider to remind the patient to take medication and will provide monitoring capabilities in case of emergencies or when the patient's vital signs go outside of established parameters.

Other Products


         The Company is currently selling a variety of home electronic systems through SecureAlert, with a special niche in the Manufactured Home market.


Research and Development


         With the change in emphasis to remote medical diagnostics and personal security and monitoring products and services, the Company has made a significant commitment to research and development. Research and development expenditures in the year ended September 30, 2001 were $960,969 compared to $2,069,231 in the year ended September 30, 2000. Research and development expenses in 2000 were significantly higher than in 2001 due to compensation expense associated with the warrants granted to Battelle under its strategic alliance arrangement with the Company.


Intellectual Property


         RemoteMDx intends to protect the intellectual property it is developing through extensive protection of patents and trade secrets. The Company owns US Patent No. 6,044,257 and has two additional patents pending for technology related to personal mobile security devices. The Company has filed a provisional patent in the remote medical diagnostic arena and is working on additional claims to that patent.


Competition


         The Company believes that several companies in the healthcare arena have products overlapping markets served or intended to be served by the RemoteMDx product family. The Company has not identified any companies that compete directly with the services to be marketed in connection with the HomePal Monitor ("PAL Service"). There are, however, several companies that have products or services that deliver components included in the PAL Service.


         The Company has identified American TeleCare, Inc. as a company with an existing product that may provide competition to the HomePal Monitor. The Company has further identified Cyber-Care and the Eastman Kodak Company as developing products that may compete with the Company in the future. To date, Cyber-Care and Eastman Kodak are not selling their potentially competing products to the general public. All of the companies mentioned above have targeted chronic disease monitoring with their products, and have no proprietary position in the acute diagnostics market.


         The Company believes that the industry has not embraced the products of current competitors in the chronic monitoring space. The current competitors are attempting to sell hardware units to healthcare providers. The healthcare providers apparently prefer not to inventory, maintain or carry hardware on their balance sheets--particularly the majority of home healthcare providers who are small, cash constrained entities.


         After interviewing several home healthcare agencies and gaining an understanding of their needs, the Company is approaching the chronic monitoring market with a direct-to-consumer weekly service fee model. The Company expects to be successful with this strategy due to its combined business model comprising control over both product hardware and the monitoring service network.


         The Company believes that, because of the nature of the healthcare industry, competition will likely arise and intensify. The Company believes that it will maintain advantages over its competition based on its alliance with Battelle and other strategic partners and because of its unique business model combining both technology development and a data management network. In addition, the Company believes that several components in the RemoteMDx product family will enjoy significant intellectual property protection from competition. By establishing a basis for real, substantial cost savings and by providing broad practical solutions to the crisis in healthcare, the Company believes its products will flourish in current and future market conditions.


         Other competitors include Lifeline Systems, Inc., manufacturer of a personal emergency response system (PERS) with approximately 300,000 subscribers, Card Guard Scientific Survival Ltd., a developer of telemedicine systems for healthcare providers, Digital Angel Corporation, offering a watch-sized device linked to a pager-sized companion equipped with GPS, heart rate and temperature monitoring, fall detection, and a 911 panic button, and SHL Telemedicine Ltd., offering advanced telemedicine systems and services to subscribers.


         The Company believes its products and planned products and services, together with the established distribution channels used for SecureAlert's Magnavox branded products, give the Company some competitive advantages over each of these companies. These companies have been in the market longer in some cases and in some cases are also better capitalized than the Company and there is no assurance that the Company will be successful in taking market share from any or all of these competitors or from other competitors at present unknown to the Company.


Dependence on Major Customers


          During the fiscal years ended September 30, 2000 and 2001, sales of consumer electronic products to a single customer accounted for approximately 19 percent and 17 percent, respectively of net sales of the Company. In addition, two customers at September 30, 2001 accounted for 17 and 10 percent of outstanding accounts receivable of the Company. The loss of either of these customers would result in lower revenues and limit the cash available to grow the Company's business and to achieve profitability. The Company has no arrangements or contracts with either of these customers that would require them to purchase a specific amount of product from the Company and they are therefore free to choose at will from among suppliers of like products.


Dependence on Major Suppliers


         From the date of the SecureAlert merger through September 30, 2001, the Company purchased approximately $233,000 of inventory from Philips under a purchase agreement. The Company also expects to purchase the majority of its emergency telephone inventory from Uniden under a purchase agreement. After September 30, 2001, the Company entered into a cellular switching access agreement under which it expects to purchase substantially all of its cellular access requirements in the next three years. If any of these significant suppliers were to cease providing product or services, as the case may be, to the Company, the Company would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect the business and financial condition of the Company.


Employees


         At September 30, 2001, the Company had 17 full time employees and four part-time employees. Of these employees, a total of nine full-time and three part-time employees were employed by the Company's SecureAlert subsidiary. The employees of the Company are not represented by a collective bargaining arrangement, and the Company believes its relationship with its employees is good.


Item 2.  Properties


         The Company's headquarters are located in leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as the manufacturing, warehouse and shipping facilities for Reagents. The lease expires in November 2005 with monthly base rent of $5,550, subject to annual adjustments according to changes in the Consumer Price Index.


         The Company's SecureAlert subsidiary operates out of leased premises located at 109 David Lane, Knoxville, Tennessee. The lease is on a month-to-month basis with monthly base rent of $5,000, subject to annual adjustments according to changes in the Consumer Price Index.


         The Company believes the facilities described above are adequate to accommodate presently expected growth and needs of its operations. As the Company continues to grow, additional facilities or the expansion of existing facilities will likely be required.

Item 3.  Legal Proceedings


         The Company is not a party to, and none of its property is subject to, any pending or threatened legal proceedings which, in the opinion of management, are likely to have a material adverse impact on its financial condition, results of operations or cash flows. SecureAlert is party to litigation incidental to its distribution business. However, the Company does not believe the potential liability, if any, of SecureAlert, or the costs incurred in connection with those matters will be material.


Item 4.  Submission of Matters to a Vote of Security Holders


         In July 2001, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation changing the corporate name of the Company to "RemoteMDx, Inc." The amendment was approved by written consent solicited by the board of directors of the Company. A total of 2,472,894 shares were voted in favor of the amendment out of a total of 3,820,421 shares entitled to vote on the amendment. No votes were cast against the amendment.


                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         Market. There is presently no market for the Company's common stock and there is no assurance that a market will ever develop. The Company's securities are not listed for trading on any exchange and there can be no assurance that the Company will ever be able to satisfy the listing criteria or that its application for inclusion or listing on the Nasdaq Stock Market or any other securities exchange would be accepted.


         Holders. As of September 30, 2001, there were approximately 879 holders of record of the Company's common stock and approximately 7,841,585 shares issued and outstanding. The Company also had 24,181 shares of Series A Preferred Stock and 700,001 shares of Series B Preferred Stock at September 30, 2001. The Series A Preferred Stock is held by 39 holders of record and is convertible into 8,946,970 shares of common stock. The Series B Preferred Stock is held by six holders of record and is convertible into a total of 700,001 shares of common stock.


         Dividends. Since its incorporation, the Company has not declared any dividend on its common stock. The Company does not anticipate declaring a dividend on its common stock for the foreseeable future. The Series A Preferred Stock accrues dividends at the rate of 10 percent annually, which may be paid in cash or additional shares of preferred stock at the option of the Company. To date all such dividends have been paid by issuance of preferred stock. During the fiscal year ended September 30, 2001 the Company declared and paid the 10 percent dividend by issuing 2,003 shares of Series A Preferred Stock on the outstanding shares of Series A Preferred Stock. The Company does not pay dividends with respect to the Series B Preferred Stock.


         Dilution. The Company has a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The Board of Directors determines when and under what conditions and at what prices to issue the Company's stock. In addition, a significant number of shares of common stock of the Company are reserved for issuance upon exercise of purchase or conversion rights.


         In addition to shares initially issued to Biomune shareholders at the time of the spin-off in October 1997, RemoteMDx agreed with the NASD to issue additional shares of common stock in connection the distribution to Biomune shareholders of record on February 11, 1998. The Company has issued additional shares of common stock under this agreement from time to time since February 1998. See "Recent Sales of Unregistered Securities."


         The issuance of any shares of common stock, whether in connection with the Distribution, new equity offerings, acquisitions, or the exercise of options, warrants, or conversion rights will result in dilution of the equity and voting interests of existing shareholders.


         Transfer Agent and Registrar. The transfer agent and registrar for the Company's common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York City, NY 10005.

Recent Sales of Unregistered Securities


         The following information sets forth certain information for all securities sold by the Company during the past three years without registration under the Securities Act of 1933, as amended (the "Securities Act").


Fiscal Year 1999


         During fiscal year 1999, the Company sold 797.5 shares of Series A Preferred Stock for cash proceeds totaling $159,500. All sales were to accredited investors. In addition, the Company issued 848 shares of Series A Preferred Stock as a stock dividend to holders of the Series A Preferred Stock and 2,460 shares of Series A Preferred Stock to certain employees, officers, directors, and consultants as compensation for services rendered to the Company. The Company also realized a subscription receivable of $402,200 for Series A Preferred Stock with a note payable to Biomune in the principal amount of $372,411, and accrued interest of $29,789.


         With respect to the foregoing offers and sales of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.


         In February 1997, Biomune declared that it would divest itself of the Company by distributing the common stock of the Company as a dividend by which one share of the Company's common stock was issued for every 10 shares of Biomune common stock held by the shareholders of record of Biomune as of March 5, 1997. The divestiture of the Company was effective October 1, 1997. The Company registered its common stock as a class under Section 12(g) of the Exchange Act of 1934 by filing a Form 10-SB that was declared effective by order of the SEC on December 1, 1997. On or about February 1, 1998, the dividend shares of the Company's common stock were delivered to the Biomune stockholders who had been shareholders of record as of March 5, 1997.


         Both the Company and Biomune were unaware however that the National Association of Securities Dealers ("NASD") had announced to its members an ex-dividend date of February 11, 1998 for the spin-off distribution, notwithstanding the fact that Biomune had previously notified the NASD and publicly announced an ex-dividend and record date of March 5, 1997. The NASD informed holders of Biomune common stock as of February 11, 1998 that they would receive the dividend based on their ownership of Biomune common stock as of such date.


         After consultation with the NASD, Biomune and the Company agreed to issue additional shares of Company common stock as part of the original dividend announced March 5, 1997, to cover (a) the dividend in the Company that technically inured to the benefit of the holders of Biomune's common stock issued between March 5, 1997 and February 11, 1998 by reason of the NASD's action; and (b) short positions held by accounts which purchased Biomune common stock after March 5, 1997 and before February 11, 1998, from accounts not then held in "street name" and which did not, therefore, by operation of Depository Trust procedures, send on the Company dividend shares when they were physically received. Street name accounts were electronically credited with the dividend shares.


         During the year ended September 30, 1999, the Company issued 100,219 shares of common stock as additional Distribution shares under its agreement with the NASD. The shares issued in the Distribution were not registered under the Securities Act in reliance upon exemptions from registration under the

Securities Act relating to transactions not involving a sale of securities as described in Staff Legal Bulletin No. 4 issued by the SEC and specifically addressing shares issued in spin-off transactions.


Fiscal Year 2000


          During fiscal year 2000, the Company sold 1,330 shares of Series A Preferred Stock for cash proceeds totaling $266,000. All sales were to accredited investors. In addition, the Company issued 1,293 shares of Series A Preferred Stock as a stock dividend to holders of the Series A Preferred Stock and 1,100 shares of Series A Preferred Stock to certain employees, officers, directors, and consultants as compensation for services rendered to the Company.


          During the year ended September 30, 2000, the Company sold 1,900,000 shares of common stock for $1,500,000. The Company also issued a total of 425,000 shares of common stock for services. The offer and sale of these securities were exempt from registration under the federal securities and state "blue sky" laws and regulations pursuant to exemptions promulgated under those laws relating to offers and sales made to accredited investors. These shares were restricted shares and their sale or transfer by these investors is subject to restrictions under applicable federal and state securities laws, including the registration requirements of those laws. In addition, during fiscal year 2000, the Company issued 72,000 shares of common stock upon conversion of 288 shares of Series A Preferred.


         During the year ended September 30, 2000, the Company issued 1,746 shares of common stock as additional Distribution shares under its agreement with the NASD. The shares issued in the Distribution were not registered under the Securities Act in reliance upon exemptions from registration under the Securities Act relating to transactions not involving a sale of securities as described in Staff Legal Bulletin No. 4 issued by the SEC and specifically addressing shares issued in spin-off transactions.


Fiscal Year 2001


         The Company issued 669,000 shares of common stock for services and 60,000 shares as inducement for conversion of debentures in fiscal year 2001. The Company also issued 3,475 shares of Series A Preferred Stock to two directors for services. See "Certain Relationships and Related Transactions." From December 2000 through March 2001, the Company sold debentures convertible to common stock in a principal amount of $545,000. The holders of debentures with a face amount of $450,000 converted their notes during the fiscal year ended September 30, 2001, and the Company issued 160,001 shares of common stock in connection with that conversion. Subsequent to September 30, 2001, the holders of debentures with a face amount of $55,000 converted their notes and the Company issued 19,939 shares of common stock in connection with the conversion.


         The Company issued 1,433,333 shares of common stock in connection with the acquisition of SecureAlert in 2001.


         In July and August 2001, the Company sold 700,001 shares of Series B Preferred Stock in a private placement to accredited investors for gross proceeds of $2,100,000. The Series B Preferred Stock is convertible into common stock on a share-for-share basis.


         The offer and sale of these securities were exempt from registration under the federal securities and state "blue sky" laws and regulations pursuant to exemptions promulgated under those laws relating to offers and sales made to accredited investors. The shares of common stock were restricted and their sale or transfer by these investors are subject to restrictions under applicable federal and state securities laws, including the registration requirements of those laws.


         During fiscal year 2001, the Company issued 707,384 shares of common stock upon conversion of 1,911 shares of Series A Preferred Stock. The Company also issued 1,682,000 shares of common stock upon the exercise of stock options held by officers and directors of the Company whereby the exercise price was paid through the extinguishment of $1,682,000 in borrowings under the line of credit. The Company also issued 2,675 shares of Series A Preferred Stock upon conversion of borrowings under a related-party line of credit and 1,801 shares of Series A Preferred Stock upon a cashless exercise of warrants under the same line of credit. See "Certain Relationships and Related Transactions." The offer and sale of these securities were undertaken by the Company in reliance upon exemptions from registration under the Securities Act as described above. The Company issued 2,003 shares of Series A Preferred Stock as dividends on outstanding shares of the same series.


         During the year ended September 30, 2001, the Company issued 188,621 shares of common stock as additional Distribution shares under its agreement with the NASD. The shares issued in the Distribution were not registered under the Securities Act in reliance upon exemptions from registration under the Securities Act relating to transactions not involving a sale of securities as described in Staff Legal Bulletin No. 4 issued by the SEC and specifically addressing shares issued in spin-off transactions.


Item 6.  Management's Discussion and Analysis or Plan of Operation


         The following discussion and analysis should be read in conjunction with the Company's audited financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. The results of operations of the Company discussed below include the operations of Reagents and SecureAlert, since its acquisition in July 2001.


Results of Operations


Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000


Net Sales


         In the fiscal year ended September 30, 2001, RemoteMDx had net sales of $1,247,633 compared to $496,211 for fiscal year ended September 30, 2000, an increase of $751,422 or 151 percent. The increase in net sales resulted primarily from the acquisition of SecureAlert II in July 2001. SecureAlert had net revenues of $744,826 from the date of acquisition through September 30, 2001. Reagents had revenues for the fiscal year ended September 30, 2001 of $502,807, relatively unchanged from the prior fiscal year. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


         In the fiscal year ended September 30, 2001, RemoteMDx had cost of goods sold of $959,167 compared to $291,213 for the fiscal year ended September 30, 2000, an increase of $667,954 or 229 percent. The increase in cost of sales resulted primarily from the acquisition of SecureAlert II in July 2001. SecureAlert's cost of goods sold totaled $632,230, or 85 percent of SecureAlert net sales from the date of acquisition through September 30, 2001. Reagents' cost of goods sold totaled $326,937 for the year ended September 30, 2001, an increase of $35,724 or 12 percent from the prior fiscal year. The increase was primarily due to increased wages and related benefits and rent. Reagents' overall gross margin for the fiscal year ended September 30, 2001 was approximately 35 percent compared to 41 percent of revenues in fiscal year 2000.


Research and Development Expenses


         In the fiscal year ended September 30, 2001, RemoteMDx incurred research and development expenses of $960,969 compared to $2,069,231 for the fiscal year ended September 30, 2000, a decrease of $1,108,262 or 54 percent. During the year ended September 30, 2000, research and development expenses consisted primarily of the issuance of 400,000 shares of common stock valued at $400,000, options to purchase 1,350,000 shares of common stock valued at $1,077,960, and cash of $591,231 for research and development services performed by Battelle. During the year ended September 30, 2001, research and development expenses consisted of $687,453 in expenditures to Battelle, representing a decrease of $1,381,778 from the prior fiscal year. These decreases were offset in part by payments made to other research and development companies. Research and development expenses for SecureAlert totaled $131,117 from the date of acquisition through September 30, 2001. The Company anticipates that research and development expenses may increase in the future due to expanded research and development of its HomePal products.


Selling, General and Administrative Expenses


         In the fiscal year ended September 30, 2001, RemoteMDx incurred selling, general and administrative expenses of $5,237,648, compared to $1,596,601 for the fiscal year ended September 30, 2000, an increase of $3,641,047 or 228 percent. This increase relates primarily to the following: (1) $767,788 related to the repricing of common stock options, (2) $644,000 related to the increase in common stock issued for services, (3) $475,000 related to the increase in Series A Preferred Stock issued for services, (4) $323,734 related to market research for the Company's HomePal products, (5) $547,750 related to SecureAlert's expenses from the date of acquisition through September 30, 2001,
(6) $185,305 related to stock options issued for services, (7) $697,470 primarily related to increases in salaries and related benefits due to an increase in personnel, as well as increases in travel and other expenses.


Interest Income and Expense


         In the fiscal year ended September 30, 2001, RemoteMDx incurred interest expense of $2,619,184. This amount consists primarily of $2,233,000 related to the beneficial conversion features and preferred stock warrants associated with a related-party line of credit and $180,000 related to the induced conversion of $400,000 in Series A 15 % Convertible Debentures, together with (1) interest related to borrowings under the related-party line of credit,
(2) interest related to borrowings under convertible debentures, (3) amortization of a discount on the purchase obligation to former shareholders of SecureAlert II, (4) interest related to borrowings under a line of credit with SunTrust and (5) interest related to borrowings under two related-party promissory notes.


Liquidity and Capital Resources


         RemoteMDx currently is unable to finance its operations solely from its cash flows from operating activities. During the year ended September 30, 2001, RemoteMDx financed its operations primarily through borrowings from a related party and the sale of equity securities.


         As of September 30, 2001, the Company had cash of $59,977 and a working capital deficit of $2,865,119 compared to cash of $278,421 and working capital of $177,697 at September 30, 2000.


         During fiscal year 2001, the Company's operating activities used cash of $2,612,483 compared to $1,492,509 in 2000. The increase was primarily a result of the net loss of $8,520,097 adjusted by non-cash items totaling $4,862,520, including compensation expense related to the repricing of stock options, depreciation and amortization, interest expense related to the beneficial conversion features and preferred stock warrants associated with a related-party line of credit, common and preferred stock issued for services, stock options issued coupled with certain increases and decreases in working capital components.


         The Company's investing activities for the year ended September 30, 2001 used $459,590 of cash compared to $9,193 for the year ended September 30, 2000. This increase of $450,397 is the result of an increase in the purchase of property, plant and equipment of $34,259 and the net cash used in the acquisition of SecureAlert II of $416,138.


         The Company's financing activities for the year ended September 30, 2001 provided $2,853,659 of cash compared to $1,736,000 for the year ended September 30, 2000. Of this amount in 2000, $1,500,000 was from the issuance of common stock and $236,000 was from the issuance of shares of Series A Preferred Stock. During the year ended September 30, 2001, the Company received cash of $1,862,003 from the issuance of Series B Preferred Stock, $545,000 from the issuance of its Series A 15% Convertible Debentures and $2,233,000 from borrowings from a related party. This cash was decreased by $200,000 for payments on obligations related to the SecureAlert II purchase agreement and by $1,586,374 related to payments on the Company's line of credit with SunTrust.

         The Company incurred a net loss of $8,520,097 and had negative cash flows from operating activities of $2,612,483 for the year ended September 30, 2001. As of September 30, 2001, the Company had a working capital deficit of $2,865,119, a net tangible stockholders' deficit of $2,683,057 and an accumulated deficit of $21,708,091. These factors, as well as the risk factors set out elsewhere in this report raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.


         Management's plans with respect to this uncertainty include raising additional capital from the sale of debt and equity securities. In furtherance of this plan, subsequent to September 30, 2001, the Company raised additional debt financing from Mr. Derrick and his affiliates, increased its borrowings under a line of credit with SunTrust, borrowed $1,993,974 from two third parties, and sold 32,000 shares of redeemable common stock to a third party for proceeds of $96,000. Additionally, the Company is attempting to raise equity financing through the sale of Series B Preferred Stock. The Company also plans to enhance revenues and cash flows from the SecureAlert operation by increasing its selling and marketing efforts related to existing products and services. There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs, which include $800,000 in cash to fund the purchase obligation associated with the Company's acquisition of SecureAlert over the next twelve months. In addition, there can be no assurance that the SecureAlert operations will improve and generate positive cash flows from operating activities and that it will be successful introducing new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any remote health monitoring products.


         In February 2001, the Company entered into a loan agreement with ADP Management, a Utah corporation owned and controlled by David Derrick, the Company's CEO and Chairman, which was amended in March 2001 and again in June 2001. The Company may borrow up to $3,000,000 under this line of credit arrangement. Under the amended agreement, the Company granted to ADP Management the option to purchase one share of Series A Preferred Stock for every $200 in principal loaned under the line of credit, which option has a cashless exercise feature. Through June 1, 2001, the borrowings bore interest at 12 percent per year. Subsequent to June 1, 2001, borrowings bear interest at the prime rate (6.26 percent at September 30, 2001). Borrowings under the arrangement were due on December 31, 2001. The Company did not repay the amounts outstanding under the line of credit on December 31, 2001 and accordingly, the interest rate on outstanding borrowings increased to 15 percent per year. The Company is currently in the process of negotiating an amended line of credit.


         During the year ended September 30, 2001, the lender converted $535,000 of borrowings under the line of credit into 2,675 shares of Series A Preferred Stock and used $1,682,000 as consideration for the exercise of existing options to purchase 1,682,000 shares of common stock at an exercise price of $1.00 per share. As of September 30, 2001, the outstanding balance on the related party line of credit was $16,000. During the year ended September 30, 2001, the Company recorded interest expense of $2,274,509, associated with this line of credit. This amount includes $2,233,000 in non-cash interest expense related to the beneficial conversion feature and the Series A Preferred Stock warrants.


         Subsequent to September 30, 2001, the Company increased borrowings under the line of credit by $1,245,599. Of this amount the Company has repaid $1,036,000. Although these borrowings were repaid within a relatively short period of time, the Company may be required to grant an option to the lender to purchase up to 6,228 shares of Series A Preferred Stock, pending the negotiation of an amended line of credit agreement. See "Certain Relationships and Related Transactions" for a more complete description of this arrangement and the consideration granted by the Company to ADP Management in exchange for their agreement to loan money to the Company. The Company is currently in the process of negotiating the terms of an amended line of credit.


         SecureAlert has a line of credit agreement with SunTrust. As of September 30, 2001, the Company had $593,587 outstanding under this line of credit and borrowings under the agreement were limited to the lesser of $600,000 or a borrowing base equal to the sum of 60 percent of the Company's current accounts receivable, as defined in the agreement, plus 40 percent of the Company's current inventory, as defined in the agreement. The interest rate associated with the line of credit was the 30-day average LIBOR rate plus 2.15 percent (4.79 percent as of September 30, 2001) and borrowings are due January

31, 2002. Additionally, the agreement required the Company to maintain certain financial and non-financial covenants and required the bank's consent to certain transactions, including transactions between SecureAlert and RemoteMDx, Inc. As of September 30, 2001, the Company was out of compliance with certain of its covenants, however the bank subsequently waived the events of default for 90 days.


         As of September 30, 2001, the bank required the Company to maintain a letter of credit in an amount not less than $200,000 that was provided by a former shareholder of SecureAlert. In addition, borrowings under the line of credit were personally guaranteed by four former shareholders of SecureAlert.


         Subsequent to September 30, 2001, the required letter of credit provided by a former shareholder of SecureAlert was replaced by a letter of credit from a trust, whose trustee is a relative of an officer of the Company. The trust's letter of credit expires on June 30, 2002. See "Certain Relationships and Related Transactions." In the event that the bank draws on the letter of credit, the Company will repay the amount drawn together with interest thereon at a rate of 12 percent per year until paid in full. Also, in December 2001, Mr. Derrick assigned two certificates of deposit totaling $500,000 to SunTrust as additional collateral for borrowings on the line of credit. This additional collateral replaced the personal guarantees of four former shareholders of SecureAlert.


Recent Accounting Pronouncements


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. Accordingly, the Company was required to apply certain provisions of the new standards for the acquisition of SecureAlert II. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. As allowed by these statements, the Company plans to adopt the remaining provisions effective October 1, 2001, the beginning of its fiscal 2002 year. Management expects that there will be no impact on the Company's results of operations, financial position or liquidity related to the adoption of the remaining provisions of these statements.


         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management does not expect the adoption of this statement to have a material impact on the Company's results of operations, financial position or liquidity.


         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The Company will adopt the provisions of this statement on October 1, 2001, the beginning of its fiscal 2002 year. Management does not expect the adoption of this statement to have a material impact on the Company's results of operations, financial position or liquidity.

Risk Factors


         This report contains forward-looking statements, which may be affected by risks and uncertainties including many that are outside the Company's control. The Company's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this report.


         "Going Concern" Issues. The financial statements of the Company included in this report have been prepared on the assumption that it will continue as a going concern. Additional financing is required if the Company is to continue as a going concern. If additional funding is not obtained, the Company will be required to scale back or discontinue its operations. To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into the Company's equity securities may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants that limit the Company's ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that the Company relinquish or encumber its rights to certain of the Company's technologies, products or marketing territories. Any inability or failure to raise capital when needed could also have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any such financing will be available on terms satisfactory to the Company, if at all.


         Absence of Profitable Operations and Uncertainty of Future Financial Results. From its inception, RemoteMDx has not achieved profitable operations and continues to operate at a loss. There can be no assurance that RemoteMDx will ever achieve profitable operations or that it will not require additional financing to achieve its business plan. Profitability depends upon many factors, including the success of its marketing program, its ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of its business activities. At September 30, 2001, RemoteMDx had a working capital deficit of $2,865,119 and an accumulated deficit of $21,708,091. The Company had a net loss in fiscal year 2001 of $8,520,097 and anticipates that it will continue to incur operating losses in the future. RemoteMDx's ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing and distribution system. There can be no assurance that the Company will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, RemoteMDx may be required to materially curtail or cease its operations.


         The issuance of shares upon conversion of the Series A Preferred Stock may cause immediate and substantial dilution to our existing shareholders. The Company has sold shares of Series A Preferred Stock and has granted two affiliated parties options to acquire additional shares of Series A Preferred Stock under a loan agreement. Each share of Series A Preferred Stock is convertible at the election of the holder thereof into 370 shares of common stock. The issuance of shares upon conversion of the Series A Preferred Stock may result in substantial dilution to the interests of other shareholders since the Series A Preferred shareholders may ultimately convert and sell the full amount issuable on conversion. Although some Series A Preferred shareholders are restricted from converting their preferred stock from time to time if such conversion would cause them to own more than 4.9 percent of our outstanding common stock, this restriction does not prevent them from converting some of their holdings, selling the shares received or other shares of common stock owned by them prior to conversion and then converting the rest of their Series A Preferred holdings. In this way, the Series A Preferred shareholders could sell more than the conversion limit while never holding more than this limit. There is no aggregate limit on the number of shares that may be issued provided they comply with the 4.9 percent limitation, which will have the effect of further diluting the proportionate equity interest and voting power of the holders of the common stock.


         Substantial Dilution from the Issuance of Additional Shares of Common Stock, the Conversion of Outstanding Preferred Stock and Convertible Debentures, and the Exercise of Outstanding Options and Warrants. A significant number of shares of RemoteMDx's common stock are authorized but not issued. In addition, there are a substantial number of shares of common stock of RemoteMDx reserved for issuance upon the exercise of certain options, warrants and preferred stock conversion rights. If and to the extent such options, warrants or rights are exercised, or if the Board of Directors determines to issue authorized but previously unissued shares of common stock in connection with acquisitions or other transactions, such issuances could substantially dilute the voting power of the existing shareholders of RemoteMDx. Furthermore, the possibility of such issuances may adversely affect the market for RemoteMDx's common stock, should such a market ever develop.

         All of the presently outstanding Series A Preferred Stock is convertible into shares of common stock at a rate of 370 shares of common stock for one share of preferred stock. In addition to the currently outstanding shares of Series A Preferred Stock, the Company has granted rights to purchase 6,292 shares of Series A Preferred Stock to ADP Management under a loan agreement. See "Certain Relationships and Related Transactions."


         The designation of the rights and preferences of the Series A Preferred Stock limits the ability of the holder of shares of that series from converting shares in excess of the number that would, upon conversion, result in the holder or its affiliates from owning more than 4.9 percent of the issued and outstanding common stock of the Company. Notwithstanding this limit on conversion, the holder of Series A Preferred Stock is not prevented from exercising its conversion rights up to the 4.9 percent limit at any time or from time to time and it is possible, therefore, for the holder to dispose of previously owned common shares and to again exercise its conversion rights until all shares of Series A Preferred Stock have been converted. If all of the 24,181 shares of Series A Preferred Stock outstanding as of September 30, 2001 were converted in this manner or otherwise, the Company would be required to issue a total of 8,946,970 shares of common stock in excess of the 7,841,585 shares outstanding as of September 30, 2001. In addition, if the options to purchase shares of Series A Preferred Stock outstanding at September 30, 2001 were exercised on a cashless basis, the Company would be required to issue 1,908,633 shares of common stock. There have been additional issuances of Series A Preferred Stock since September 30, 2001. See "Certain Relationships and Related Transactions."


         This conversion, regardless of when it occurs, will result in substantial dilution to the equity interests of other holders of the common stock. Specifically, public or private resales of common stock following the conversion of the Series A Preferred Stock likely would depress the prevailing market price of the common stock. Even prior to the time of actual conversions, exercises and public or private resales, the market "overhang" resulting from the mere existence of the Company's obligation to honor conversions or exercises could depress the market price of the common stock if or when a market for the common stock develops.


         Transition to a new business model requires devotion of resources and energies to a business that is unfamiliar to current management. The Company is now in the process of transitioning from its laboratory stain and reagent business to a new business that is focused on providing personal security and remote medical monitoring and diagnostic tools to physicians, consumers and payors. In transitioning to this new business model, the Company is substantially changing its business operations, sales and implementation practices, customer service and support operations and management focus. The Company is facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a wider range of sources, the need to develop strategic relationships and other risks associated with a significant change of business plans. Failure to successfully address these issues and risks would materially adversely affect the Company's business, financial condition and results of operations. In addition, because the Company is moving out of its current business model, the available historical information relating to its operations is not indicative of the operating results the Company might expect under the newly adopted business plan.


         Changing the business model and adopting a new business plan means that the Company should be regarded as a "start-up" venture, subject to the risks and uncertainties associated with startups. The Company is subject to the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development. If the Company is to be successful in this new market, it must accomplish the following, among other things:

          o Develop and introduce functional and attractive product and service offerings;

          o Increase awareness of the Company's brand and develop consumer loyalty;

          o    Respond to competitive and technological developments;

          o    Build an operational structure to support the Company's business;
               and

          o    Attract, retain and motivate qualified personnel.

If the Company fails to achieve these goals, that failure would have a material adverse effect on the Company's business, prospects, financial condition and operating results. There is no assurance that a market for or acceptance of these products or services will ever develop or that demand for the Company's products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the market does not accept the products and services, then the Company's business, financial condition and operating results would be materially adversely affected.


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


         Dependence upon strategic alliances. The Company's strategy for the identification, development, testing, manufacture, marketing and commercialization of its products and services includes entering into various collaborations through corporate alliances. The Company has already entered into a collaborative relationship with a significant engineering and product commercialization company and the Company believes that this relationship provides the Company with a strong strategic alliance for the design and engineering of its products. The Company's alliance is with a large engineering, consulting and research and development firm with close connections to the Food and Drug Administration and other governmental agencies. There can be no assurance, however, that this relationship will succeed or that the Company will be able to negotiate strategic alliances with other parties on acceptable terms, if at all, or that any of these collaborative arrangements will be successful. To the extent the Company chooses not, or is unable to establish such arrangements, the Company could experience increased capital requirements as a result of undertaking such activities at its own risk and expense. In addition, the Company may encounter significant delays in introducing products currently under development into the marketplace or find that the development, manufacture or sale of the Company's proposed products are adversely affected by the absence of successful collaborative agreements.


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

         Current and possibly future government regulation. The Company intends to market devices that may be regulated by a number of governmental agencies, including the United States Food & Drug Administration ("FDA"). The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory bodies in most foreign countries. The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products developed by the Company that are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations that could delay, limit or prevent required regulatory approvals. In addition, the Company may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. The Company may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if the Company obtains regulatory approval of a marketed product, its manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to the Company. Any such events, were they to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.


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


         The Company's products and related manufacturing operations may also be subject to regulation, inspection and licensing by other governmental agencies, including the Occupational Health and Safety Administration. The Federal Communications Commission regulates the licensing, operation, acquisition and sale of our specialized mobile business. The Company must meet build-out requirements within specified time limitations to retain licenses. Future changes in regulation or legislation and Congress' and the Federal Communications Commission's continued allocation of additional spectrum for commercial mobile radio services, which include specialized mobile radio, cellular or personal communication services, could impose significant additional costs either in the form of direct out of pocket costs or additional compliance obligations. These regulations also can have the effect of introducing additional competitive entrants to the already crowded wireless communications marketplace. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. If any new regulations prohibit us from providing planned services, it could be more difficult for us to compete. Further, some local jurisdictions have adopted legislation restricting or prohibiting the use of portable communications devices while driving motor vehicles. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services, which could have a material adverse effect on our results of operations.


         Limited in-house research, development or manufacturing capability. The Company has only limited in-house research, development or manufacturing capability or capacity to produce any products. The Company initially intends to establish relationships with other companies to provide research, development and manufacturing services in connection with its components and products. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on the Company's business, financial condition and results of operations. These manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of the production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of these manufacturing processes would be successful, or that manufacturing or quality problems will not arise as the

Company initiates production of any products it might develop.


         Lack of experienced sales and marketing capability for the Company's new product and service lines. The Company currently has no experience in sales, marketing or distribution in its intended markets. To market any of its new products or services directly, the Company would be required to develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, the Company may obtain the assistance of other companies with established distribution and sales forces, in which case the Company would be required to enter into agreements regarding the use and maintenance of these distribution systems and sales forces. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities, or that the Company will be successful in gaining market acceptance for its products through the use of third parties. There can be no assurance that the Company will be able to recruit, train and maintain successfully any such sales and marketing personnel, or that the efforts of such personnel will be successful.


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


         Uncertainties Related to Ability to License Proprietary Technology. RemoteMDx historically has not been involved in research and development of new technologies. Consequently, the Company's success in adding to its existing product line depends on its ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally. No assurance can be given that any licenses required from third parties will be made available on terms acceptable to RemoteMDx, or at all. If RemoteMDx does not obtain such licenses, it could encounter delays in product introductions while it attempts to adopt alternate measures, or could find that the manufacture or sale of products requiring those licenses is not possible. Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by RemoteMDx, or to determine the scope and validity of the proprietary rights of others. Litigation could have an adverse and material impact on the Company and its operations.


         Inability to Adequately Protect Proprietary Information. RemoteMDx relies upon unpatented trade secrets and improvements, unpatented know how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached or that they will be enforceable by the Company, or that the Company's trade secrets and know how will not otherwise be compromised.

         Environmental Risks. The chemical manufacturing processes of the Company involve the controlled use of hazardous materials. RemoteMDx is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although RemoteMDx believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of an accident, RemoteMDx could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that RemoteMDx will not be required to incur significant costs to comply with environmental laws and regulations in the future.


         Sufficiency of Marketing and Sales Capabilities. RemoteMDx sells some of its products to independent distributors who are free to resell the products. In order to achieve profitable operations, the Company must maintain its current base of distributors and must expand that base in the future. RemoteMDx's sales staff competes with other companies that currently have experienced and well funded marketing and sales operations. To the extent that the Company enters into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.


         Potential Product Liability Exposure and Limited Insurance Coverage. The use of any of the Company's existing or potential products in laboratory or clinical settings may expose the Company to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in its products. Alternatively, RemoteMDx could be exposed to liability indirectly by being named as a third-party defendant in actions brought against companies or persons who have purchased its products. RemoteMDx has obtained limited product liability insurance coverage for such events. However, insurance coverage is becoming increasingly expensive and no assurance can be given that RemoteMDx will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect RemoteMDx against losses due to liability. There can also be no assurance that RemoteMDx will be able to obtain commercially reasonable product liability insurance for any products added to its product line in the future. A successful product liability claim or series of claims brought against RemoteMDx could have a material adverse effect on its business, financial condition and results of operations.


Item 7.  Financial Statements


         The Company's audited financial statements and associated notes are included and set forth on pages F-1 through F-34 of this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         Effective August 2, 2001, RemoteMDx changed its certifying independent accountant from Tanner + Co. to Arthur Andersen LLP.


         The board of directors approved this change and determined that Arthur Andersen LLP could better serve the Company on a national and international basis. During the Company's two most recent fiscal years and the interim period through August 2, 2001, management of the Company did not consult with Arthur Andersen on any accounting or auditing issue as described in Item 304(a)(2)(i) and (ii) of Regulation S-B.


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

     The Company requested that Tanner + Co. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the foregoing statements.

                                    Part III

Item 9.  Directors and Executive Officers

Executive Officers, Key Employees and Directors

         The executive officers and directors of RemoteMDx as of January 10, 2002 are as follows:

            Name                 Age               Position


David G. Derrick        49      Chief Executive Officer and Chairman (Director)
James J. Dalton         59      Vice Chairman (Director)
Thomas Natale           57      President
Wilford W. Kirton, III  41      Director and President of Medical Products
Brian Boling            45      President of SecureAlert
Michael G. Acton        38      Chief Financial Officer, Secretary-Treasurer
Peter McCall            44      Director
Robert E. Childers      57      Director

David G. Derrick


         Mr. Derrick has been CEO and Chairman of the Company since February 16, 2001. Previously he had served as CEO and Chairman of the Board of Directors of Biomune from 1989 until 1998. From 1996 to 1999, Mr. Derrick also served as Chairman of the Board of Directors of Purizer Corporation. From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah College of Business. Mr. Derrick graduated from the University of Utah with a BA degree in Economics in 1975 and with an MBA degree with an emphasis in Finance in 1976.


James Dalton


         From 1987 to 1997, Mr. Dalton has been the owner and President of Dalton Development, a real estate development company. Mr. Dalton served as the President and coordinated the development of the Pinnacle project in Deer Valley, Utah. The Pinnacle is an 86-unit condominium project developed at a cost of $50 million. Mr. Dalton also served as the President and equity owner of Club Rio Mar in Puerto Rico. Club Rio Mar is a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio designed golf course. Finally as the founder and owner of the Deer Valley Club in Deer Valley Utah, Mr. Dalton developed a high-end and world class ski project. This development included 25 condominiums that have a ski-in and ski-out feature. More recently, Mr. Dalton served as an officer and director of Biomune.


Thomas Natale


         Mr. Natale has been the President of the Company since August 2001. He co-founded SecureAlert in 1997. His responsibilities included developing the infrastructure including management structure, systems development, policy/procedure development and finance/accounting. Prior to founding SecureAlert, Mr. Natale held a number of positions of increased responsibility with Philips Consumer Electronics Co. from 1989 to 1997, culminating with Senior Vice President Supply Management and was responsible for purchases of over $1.5 billion in commodities, components and finished goods; the management of all of Philips' North American factories of 9,000 employees and the logistics operation which delivered 20 million finished products per year. From 1965 to 1989, Mr. Natale worked for General Electric Co. in various businesses including the Aerospace Business Group, Motor Group, Dishwasher Department, and Refrigeration Department, in various capacities, most recently as Manager of Purchasing & Sourcing. In that position he established a central purchasing function which took the lead role which was responsible for an average $1.88 billion of purchases for 18 departments of the Aerospace Group while increasing sourcing opportunities from both domestic and foreign business. Mr. Natale earned a MEEM (Masters of Engineering Management) Degree in 1972 from the University of Louisville, and a BSIE Degree (Industrial Engineering) from Pennsylvania State University in 1965.

Wilford W. Kirton, III


         Mr. Kirton became a director and the Chief Executive Officer of RemoteMDx in January 1998. Mr. Kirton holds a bachelor's degree in Political Science from the University of Utah. Prior to joining RemoteMDx, Mr. Kirton was the proprietor and President of Travel Systems Network, a travel agency and tour operator from 1987 to February 1994. From February 1994 to June 1996, Mr. Kirton was Vice President of Old Republic Title, a real estate title company. From July 1996 to March 1997, Mr. Kirton was a sales representative for Schwanns Foods, a food distributor in Utah. Mr. Kirton was an officer of Optim Nutrition, a subsidiary of Biomune, from March 1997 until joining RemoteMDx in January 1998. Mr. Kirton is the brother-in-law of Mr. Derrick.


Brian Boling


         Mr. Boling is the President of SecureAlert. Mr. Boling was one of the founders of SecureAlert II in 1996. From 1980 to 1997, Mr. Boling was associated with N.V. Phi1ips in various capacities in Holland, Singapore, Belgium, and Tennessee. From 1996 to 1997, as Senior Vice President and General Manager Color TV of Philips International, Mr. Boling reported to the Chief Executive Officer of the Philips Consumer Electronics Corporation. From 1995 to 1996, Mr. Boling was Vice President of New Business, reporting to the Chief Executive Officer, Philips Consumer Electronics Corporation. During this period, Mr. Boling was responsible for the negotiations, which led to a deal that launched Web TV into the U.S. market. Mr. Boling also served as President of Philips Speaker Systems in Singapore and held other positions in the Philips organization, including General Manager, Philips Singapore, Director of Strategy and Planning, Logistics Project Manager, Materials Manager, and Philips Management Trainee. Mr. Boling earned a bachelor's degree and an MBA from the University of Tennessee.


Michael G. Acton


         Mr. Acton has been Secretary, Treasurer since March 3, 1999. He has been the Chief Financial Officer of the Company since March 2001, having served as acting principal accounting officer prior to that date. He was the President of RemoteMDx from March 1996 until March 1997 and Chief Executive Officer and Chairman of RemoteMDx from March 1997 to January 1998. From June 1998 until November 2000, Mr. Acton was Chief Executive Officer of Biomune, where he also served as Chief Financial Officer from July 1997 through November 2000. From October 1994 to July 1997, he was the Controller of Biomune. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah, where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science Degree in Accounting in 1988 and a Masters of Professional Accountancy Degree in 1989, both from the University of Utah. He is a Certified Public Accountant in the State of Utah.


Peter McCall


         Mr. McCall joined the board of directors in July 2001. He holds a Bachelor degree from Columbia University. From 1982 until 1988, Mr. McCall was Vice President for General Electric Capital Corp., where he was responsible for mortgage and structured finance transactions. From 1988 to 1998 he was an officer of Financial Security Assurance and Nomura Securities International and was responsible for insured structured finance transactions. Mr. McCall is currently the owner of McCall Partners LLC, which focuses on investments in start up companies.


Robert E. Childers


         Mr. Childers joined the board of directors in July 2001. He is the Chief Executive Officer of Structures Resources Inc. and has 30 years of business experience in construction and real estate development. Mr. Childers has served or is currently serving as general partner in 16 public limited partnerships in the Middle Atlantic States. Partners include First Union Bank and Fannie Mae. Mr. Childers founded Structures Resources Inc. a design build construction firm, in 1972 and has served as its president for 28 years. Structures Resources, Inc. has successfully completed projects such as offices, hotels, apartments, and shopping centers from New York to North Carolina. Recently Mr. Childers has been a partner for various projects in Baltimore and Philadelphia. He also co-founded Life Science Group, a boutique biotech investment-banking firm and is the third largest shareholder. Mr. Childers was the founding President of Associated Building Contractors for the State of West Virginia and served as a director of The Twentieth Street Bank until its merger with City Holding Bank. A former naval officer serving in Atlantic Fleet submarines, Mr. Childers received a Bachelor of Engineering Science degree in Operations Research from Johns Hopkins University.


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


         Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, RemoteMDx believes that some reports required to be filed by these individuals and persons under Section 16(a) have not yet been filed. The Company expects that those directors, executive officers or 10 percent holders, who engaged in transactions which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended September 30, 2001, that were not filed with the Commission, will file the delinquent reports as soon as practicable following the filing of this report. Disclosure of these delinquent filings will be contained in the next definitive proxy statement filed by the Company.


The Board of Directors


         Directors hold office until the next annual meeting of the shareholders and until their successors have been elected or appointed and duly qualified. Executive officers are elected by the board of directors and hold office until their successors are elected or appointed and duly qualified. Vacancies on the board which are created by the retirement, resignation or removal of a director may be filled by the vote of the remaining members of the board, with such new director serving the remainder of the term or until his successor shall be elected and qualify.


Meetings and Committees


         There were three regular meetings of the board of directors held during the fiscal year ended September 30, 2001. No director attended fewer than 75 percent of the meetings during the fiscal year. The board also acted during 2001 by unanimous written consent in lieu of a meeting, as permitted by Utah law and the Company's bylaws. The board has no formal Nominating Committee. The board has an Audit Committee, comprised of Mr. McCall, Mr. Childers and Mr. Derrick. The Audit Committee was formed in July 2001 and did not hold any meetings during fiscal year 2001.


         The functions of the Audit Committee are (1) to review and approve the selection of, and all services performed by, the Company's independent auditors,
(2) to review the Company's internal controls, and (3) to review and report to the board of directors with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company.


Remuneration


         The board of directors has determined that during the fiscal year ending September 30, 2002, non-employee directors will be paid $1,500 per meeting and receive a grant of an option to acquire 30,000 shares of common stock for each completed year of service on the board. The Company will also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the shareholders. No options have been granted or compensation paid under this arrangement as of the date of this report. James Dalton, the Vice Chairman of the board is paid a fee of $100,000 per year. Mr. Dalton also receives consulting fees and reimbursed expenses under a consulting agreement. See "Certain Relationships and Related Transactions." During the year ended September 30, 2001, the Company also granted options to Mr. Dalton to purchase 663,474 shares of common stock at a purchase price of $1.00 per share. Mr. Dalton subsequently assigned those options to ADP

Management, who then exercised the options to purchase 663,474 shares of common stock. Subsequent to September 30, 2001, the board of directors granted options to two new directors to purchase a total of 400,000 shares of common stock at an exercise price of $3.00 per share. See "Certain Relationships and Related Transactions."


Item 10.     Executive Compensation


         The following table sets forth the compensation paid in each of the past three fiscal years to all individuals serving as the Company's chief executive officer during the year ended September 30, 2001 as well as the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the year ended September 30, 2001, whose total annual salary and bonus for the year then ended exceeded $100,000 (the "Named Executive Officers").


                        Summary Compensation Table

                                                                Annual Compensation               Long Term
                                                                                             Compensation Awards

                                                                            Other Annual        Securities
                 Name and                              Salary     Bonus     Compensation        Underlying            All other
            Principal Position                  Year      ($)       ($)         ($)          Options/SARs (#)      compensation ($)
                   (a)                          (b)       (c)       (d)         (e)                (f)                   (g)
---------------------------------------------- ------- ---------- -------- --------------- --------------------- ------------------
Wilford Kirton III                                1999      48,000       --      --
   President, Chief Operating Officer (1)         2000      89,000       --      --
                                                  2001     107,654   21,500   10,650              400,000/0

David G. Derrick, Chief Executive Officer and
   Chairman of the Board of Directors (2)         2001     100,000   63,000  110,000              579,924/0              125,000

Michael G. Acton, Chief Financial Officer (3)     2001      62,180   12,500  100,000              240,496/0


          (1) Mr. Kirton served as Chief Executive Officer from January 1998 until February 2001. He has served as Chief Operating Officer since February 2001.

          (2) Mr. Derrick became Chief Executive Officer in February 2001. Amounts indicated in column (g) include reimbursed expenses. Table does not include amounts that may be received by Mr. Derrick indirectly through ADP Management under a consulting agreement. See "Certain Relationships and Related Transactions."

          (3)  Mr. Acton has served as an executive officer since March 2001.


Employment Agreements


         In connection with the acquisition of SecureAlert II in July 2001, the Company entered into employment agreements with three former officers and directors of SecureAlert II. One of these individuals is Tom Natale, who now serves as the Company's President. Under his employment agreement, which expires in July 2003, Mr. Natale is paid an annual base salary of $100,000 and is entitled to receive compensation and benefits if the agreement is terminated without cause prior to the expiration of its term.


Stock Option Grants in Fiscal Year 2001


         During the year ended September 30, 2001, options to purchase 2,397,223 shares of common stock were granted to employees, officers, outside directors and consultants of the Company. Options for the purchase of a total of 403,333 shares of common stock were granted to consultants and the Company's investment bankers during the fiscal year ended September 30, 2001. The options give the grantee the right to purchase common stock of at a stated price per share during the term of the option agreement. The weighted average per share exercise price of these options was $1.59. The exercise prices of the options range from $1.00 to $7.00.


         The following table sets forth information concerning grants of stock options made during the fiscal year ended September 30, 2001 to the Named Executive Officers.




                      Option/SAR Grants in Last Fiscal Year

                                                                                     Potential Realizable Value at Assumed
                                                                                     Annual Rates of Stock Price Appreciation
                                               Individual Grants                              for Option Term
                               --------------------------------------------   --------------------------------------------------

                               Number of           % of Total
                               Securities          Options/SARs
                               Underlying          Granted to     Exercise
            (a)                Options/SARs        Employees in   or Base     Expiration
           Name                Granted (#)         Fiscal Year    Price       Date (1)              5%              10%
----------------------------   --------------      ------------   ---------   ------------   --------------  ---------------
David G. Derrick                     679,924             34.1%      $ 1.00      3/1/2006          $187,850         $415,100
Wilford W. Kirton, III               400,000             20.1%      $ 1.00      3/1/2006          $110,513         $244,204
Michael G. Acton                     240,496             12.1%      $ 1.00      3/1/2006          $ 66,445         $146,825


Stock Options Outstanding and Options Exercised in Fiscal Year 2001


         The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers as of September 30, 2001. The Company has not granted any stock appreciation rights ("SAR's").

                                                                      Number of Securities
                                                                      Underlying               Value of Unexercised
                                                                      Unexercised Options      In-the-Money Options /
                          Shares                                      At 9/30/2001             SARs At 9/30/2001
                          Acquired on           Value Realized        (#) Exercisable /        ($) Exercisable /
         Name             Exercise (#) (1)            ($)             Unexercisable            Unexercisable
-----------------------   -------------------  -------------------    -----------------------  ------------------------
David G. Derrick                  1,682,000        $5,046,000                           -                    -
Michael G. Acton                         -                 -             151,894 / 151,894       303,788 / 303,788






(1) Includes the exercise of options for the purchase of 250,000 shares assigned to ADP Management by Wilford Kirton, an officer and director of the Company, as well as options assigned by Michael Acton (88,602 shares) and James Dalton (663,474 shares). Value is based on the fair market value of the Company's common stock on September 30, 2001, estimated to be $3.00 per share. Values indicated reflect the difference between the exercise price of the unexercised options and the market value of shares of common stock on September 30, 2001. The exercise prices for the options listed above are $1.00 per share.

Report on Repricing of Options

         In March 2001, the board of directors canceled options for the purchase of a total of 383,894 shares of common stock, previously granted under the to certain individuals, including two of the Named Executive Officers as disclosed in the table below. The board issued new options with an exercise price of $1.00 per share, which the board determined to be the current fair market price for the Company's common stock on the date of the new option grants. The board issued the new options to provide incentive for the persons who had held the canceled options. The exercise price was based on recent sales of the Company's common stock and the exercise price of options granted at approximately the same time as the grant of the new options. The cancellation and grant of options in this manner is deemed to be a repricing of the original options. The following table summarizes information concerning the canceled and newly issued options.


                      Option Repricings in Last Fiscal Year

                                                       Number of         Market
                                                      Securities         Price          Exercise
                                                      Underlying           Of            Price                        Length of
                                                       Options/         Stock at        At Time                        Original
                                                         SARs           Time of            Of            New         Option Term
                                                      Repriced or      Repricing       Repricing      Exercise       Remaining at
                                                        Amended      Or Amend-ment   Or Amend-ment      Price     Date of Repricing
           Name and Position               Date           (#)             ($)             ($)            ($)         or Amendment

David G. Derrick, Chief Executive
   Officer and Chairman of the board
   of directors                           3/30/01        179,924         $1.00           $5.80          $1.00          4 months

Michael G. Acton, Chief Financial
   Officer                                3/30/01         40,496         $1.00           $5.80          $1.00          4 months




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


         At the time of the divestiture, the Biomune Plan Committee and the Biomune Board determined that, immediately prior to the divestiture, each Biomune Option would be divided into two separately exercisable options: (i) an option to purchase the Company's common stock (the "Add-on RemoteMDx Option") in an amount that would have been issued in the divestiture in respect of the shares of Biomune common stock subject to the applicable Biomune Option, if such Biomune Option had been exercised in full immediately prior to the record date of the divestiture, and containing substantially equivalent terms as the existing Biomune Option, and (ii) an option to purchase Biomune common stock (an "Adjusted Biomune Option"), exercisable for the same number of shares of Biomune common stock as the corresponding Biomune Option had been. The per share exercise price of the Biomune Option would remain the same in the Adjusted Biomune Option, and all other terms of such Biomune Option would remain the same in all material respects. The Add-on RemoteMDx Option carries an option exercise price per share equal to the price per share of the exercise price under the Biomune Option.


         As a result of the foregoing, certain persons who remained Biomune employees or non-employee directors of Biomune after the divestiture hold both Adjusted Biomune Options and separate Add-on RemoteMDx Options. The obligations with respect to the Adjusted Biomune Options and Add-on RemoteMDx Options held by Biomune employees and non-employee directors following the distribution are obligations solely of Biomune. The Company reserved a total of 732,101 shares of common stock for issuance upon exercise of the Add-on RemoteMDx Options granted at the time of the divestiture under the Transition Plan.

         At September 30, 2001, Add-on RemoteMDx Options for the purchase of 14,250 shares of common stock granted under the Transition Plan remained outstanding. These options expired in October 2001. No shares were issued upon exercise of Add-on RemoteMDx Options during the fiscal year ended September 30, 2001.


The 1997 Volu-Sol, Inc. Stock Incentive Plan


         Immediately prior to the divestiture in August 1997 the Company adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan ("1997 Plan"). The 1997 Plan was approved by the Company's board of directors and by action of Biomune, then the Company's sole shareholder. Under the 1997 Plan, the Company may issue stock options, stock appreciation rights ("SARs"), restricted stock awards, and other incentives to the Company's employees, officers and directors.


         The 1997 Plan provides for the award of incentive stock options to the Company's key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with the Company's subsidiaries or the Company. A total of 5,000,000 shares are available for issuance pursuant to awards granted under the 1997 Plan. During fiscal year 2001, options for the purchase of 610,000 shares of common stock were granted under the 1997 Plan and options were exercised for the purchase of 298,106 shares. As of September 30, 2001, options for the purchase of 311,894 shares of common stock were outstanding and exercisable under the 1997 Plan.


Item 11.    Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of January 10, 2002 by (1) Each person, or group of affiliated persons, who is known by the Company to own beneficially more than 5 percent of the common stock; (2) each director; (3) Each executive officer; and (4) all directors and executive officers as a group. Unless otherwise noted, the address of each beneficial owner listed below is c/o RemoteMDx, Inc., 5095 West 2100 South Salt Lake City, Utah 84120.


                                                                                    Of shares
                                                                                  beneficially
                                                                Number of      owned, amount that
                                                                  Shares         may be acquired      Percent of
                                                               Beneficially     within 60 days by    Outstanding
                     Name of Beneficial Owner                     Owned          option exercise      Shares (2)
                     ------------------------                     -----          ---------------      ----------

        David G. Derrick (3)                                        6,363,051                    -      49.3%

        James J. Dalton (4)                                         1,959,097                    -      20.2%

        Wilford W. Kirton, III (5)                                    150,003              150,000        1.8%

        Michael G. Acton (6)                                          237,401              151,894        2.8%

        Tom Natale (7)                                                354,799              198,367        4.1%

        Peter McCall (8)                                              770,050              300,000        8.5%

        Robert E. Childers (9)                                        335,000              100,000        3.9%

        Brian Boling (10)                                             338,860              194,275        3.9%
        Battelle Memorial Institute (11)
        505 King Avenue                                             1,750,000            1,350,000      17.9%
        Columbus, OH 43201-2693

        All officers and directors as a group (8 persons)          10,508,261              888,903      66.3%
        (12)

Percentages are rounded to the nearest 1/10th of one percent. The table above is based on 8,411,694 shares outstanding as of January 10, 2002. Beneficial ownership generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Subject to the limitation described in note (1), shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days, as shown in the third column above, as well as shares of common stock that may be acquired upon conversion of or in exchange for outstanding shares of Series A or Series B Preferred Stock, are deemed to be beneficially owned by the person holding such options, warrants, or preferred stock, for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of any other person.


Footnotes to table:

          (1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which the shareholder has sole or shared voting power or investment power and also any shares that the shareholder has the right to acquire within 60 days. The Series A Preferred Stock issued by the Company generally may be converted at any time or from time to time at the election of the holder of such stock. However, the designation of rights and preferences of the Series A Preferred Stock restricts the ability of the holder of such stock to convert and receive shares of common stock as follows: " . . . any single holder (or affiliated holders) may not at any time hold shares of the Company's common stock exceeding 4.9 percent of the total number of issued and outstanding shares of common stock. Thus, any holder or group of affiliated holders will only be allowed to convert shares of Series A Preferred Stock into shares of common stock in an amount such that such holder's ownership of shares of common stock does not exceed 4.9 percent of the total number of issued and outstanding shares of common stock." As a result of this restriction, the ability of the shareholders in this table to exercise their conversion rights may from time to time be limited based on their ownership of shares of common stock prior to or at the time of conversion.

          (2) Assumes a total of 8,411,694 shares issued and outstanding, with percentages for each person calculated as described in the preceding paragraph.

          (3) Mr. Derrick is CEO and the chairman of the board of directors. He owns 355,672 shares directly. In addition, the amount shown includes (i) 1,500,000 shares owned directly by ADP Management, Inc., an entity owned and controlled by Mr. Derrick, (ii) 659,196 shares issuable upon conversion of 1,781.61 shares of Series A Preferred Stock owned of record by ADP Management, (iii) 17,057 shares issuable upon conversion of 46.1 shares of Series A Preferred Stock owned of record by MK Financial, Inc., a private corporation controlled by Mr. Derrick, (iv) 33,333 shares of common stock issuable upon conversion of 33,333 shares of Series B Preferred Stock owned directly by Mr. Derrick, (v) 1,908,633 shares of common stock that may be acquired upon conversion of 6,292 shares of Series A Preferred Stock that may be acquired by the cashless exercise of options granted to ADP Management under a loan agreement between the Company outstanding as of September 30, 2001, and (vi) 1,889,160 shares of common stock issuable upon the conversion of 6,228 shares of Series A Preferred Stock that the Company might be required to issue to ADP Management for amounts borrowed under the related-party line of credit agreement after September 30, 2001. See "Certain Relationships and Related Transactions."

          (4) Mr. Dalton is a director of the Company. Mr. Dalton owns 663,934 shares of common stock directly. The table includes 1,295,163 shares issuable upon conversion of 3,500.44 shares of Series A Preferred Stock owned by Mr. Dalton. By agreement with ADP Management, Mr. Dalton may also participate in the loan transactions between ADP Management and the Company, including the options and warrants granted under that agreement to ADP Management. See "Certain Relationships and Related Transactions."

          (5) Mr. Kirton owns 3 shares of common stock directly. In addition, he has a fully vested option to purchase 150,000 shares of common stock.

          (6) Mr. Acton owns 40,507 shares of common stock directly. In addition, he has a fully vested option to purchase 151,894 shares of common stock. Mr. Acton directly owns 45,000 shares of Series B Preferred Stock, convertible into 45,000 shares of common stock.

          (7) Mr. Natale has been the President of the Company since August 2001. Of the total indicated, 156,432 shares are held in the name of Natale Investments, LLC, a private entity controlled by Mr. Natale. The table also includes shares of common stock issuable upon exercise of stock purchase warrants. The shares and the warrants were issued in connection with the acquisition of SecureAlert II. The warrants are exercisable for five years at a price of $3.00 per share.

          (8) Mr. McCall is a director of the Company since July 2001. He owns 150,000 shares of common stock directly. The amount indicated includes 320,050 shares of common stock issuable upon conversion of 865 Series A Preferred Stock owned by Mr. McCall.

          (9) Mr. Childers is a director of the Company since July 2001. Of the total amount indicated, 50,000 shares are held in the name of Robert E. Childers Living Trust, of which Mr. Childers is the trustee. The Robert E. Childers Living Trust also owns 500 shares of Series A Preferred Stock convertible to 185,000 shares of common stock.

          (10) Mr. Boling is a director and the President of SecureAlert. Of the total indicated, 139,585 shares are held in the name of Boling Investments, LLC, a private entity controlled by Mr. Boling. The table also includes shares issuable under common stock purchase warrants owned by the same entity. The shares and the warrants were issued in connection with the acquisition of SecureAlert II. The warrants are exercisable for five years at a price of $3.00 per share.

          (11) Battelle Memorial Institute owns 400,000 shares of common stock directly. The options are for the purchase of 450,000 shares of common stock at $3.00 per share, 450,000 shares at $5.00 per share, and 450,000 shares at $7.00 per share.

          (12) Does not include duplicate entries. Assumes exercise of all options and warrants and conversion of all preferred stock indicated.


Item 12.  Certain Relationships and Related Transactions


Battelle


         On April 17, 2000, the Company entered into a Technical Services Agreement for research and development with Battelle. This agreement forms the basis of the Company's mutual cooperation in the further research and development of a remote access diagnostic system for medical professionals and consumers to further the Company's new business plan. Under the terms of this agreement, the Company pays Battelle for its services in furthering the research and development of the project. The initial payment of $400,000 cash and 400,000 restricted shares of common stock was made in 2000. The Company also granted options to Battelle to purchase 1,350,000 shares of common stock at prices ranging from $3.00 to $7.00 per share. The agreement also grants certain anti-dilution rights to Battelle. Based on the shares issued or available for issuance under the agreement, Battelle is the beneficial owner of approximately
19.5 percent of the common stock of the Company, assuming the exercise of all options held by Battelle. Battelle may also appoint a nominee to serve on the Company's Board of Directors, although to date it has not exercised this right. In addition to the payments indicated above, during the years ended September 30, 2001 and 2000, the Company incurred expenses of $687,453 and $591,231, respectively, for research and development services performed by Battelle. At September 30, 2001, the Company owed Battelle an additional $115,976 for services provided prior to that date.

David Derrick, James Dalton, and Affiliates


         David G. Derrick is Chief Executive Officer and Chairman of our board of directors, positions he has occupied since February 13, 2001. At the time of the divestiture of the Company by Biomune in 1997, Mr. Derrick was the president and chairman of Biomune. Entities affiliated with Mr. Derrick were significant shareholders of Biomune and these entities received shares of the Company's common stock in the spin-off. In addition, from time to time, the Company has engaged in transactions with entities affiliated with or controlled by Mr. Derrick, including, ADP Management and MK Financial.


Financing Transactions


         Fiscal Year 1999. During the year ended September 30, 1999, the Company borrowed $70,000 from Biomune under a promissory note. On March 31, 1999, Biomune sold the note relating to this obligation to Bioxide Corporation in exchange for shares of Bioxide Corporation common stock. Subsequently, Bioxide Corporation assigned the note to MK Financial in satisfaction of an obligation owed to MK Financial by Bioxide Corporation. At that time, Mr. Derrick was a director and significant shareholder of Bioxide. MK Financial accepted the issuance of 2,011 shares of Series A Preferred Stock from the Company in full satisfaction of the note. MK Financial has since sold all but 38.1 of these shares of Series A Preferred Stock. At September 30, 2001, MK Financial owed the Company $338,000 under the terms of a securities purchase agreement for the purchase of Series A Preferred Stock. The Company expects this amount to be paid in full during the year ending September 30, 2002.


         Fiscal Year 2000. During March 2000, the Company sold 1,500,000 shares of common stock to ADP Management. At the same time the Company also sold 400,000 shares of common stock to James J. Dalton. At the time of the sale of these shares, Messrs. Derrick and Dalton were not directors or officers of the Company. The Company received gross proceeds of $1,900,000 in these transactions. By agreement with these investors, the Company also paid them commissions totaling $400,000. As a result, the net proceeds of sale of these 1,900,000 shares to the Company were $1,500,000.


         Fiscal Year 2001. In February 2001, the Company entered into a loan agreement with ADP Management, which was amended in March 2001 and again in July 2001. Under the terms of this loan agreement, as amended, ADP Management agreed to loan the Company up to $3,000,000 in the aggregate, including a total of $535,000 that had already been loaned through March 30, 2001. Until April 1, 2001, all amounts loaned or to be loaned under the agreement were repayable at the option of ADP Management in cash or in shares of Series A Preferred Stock or a series with terms and preferences substantially the same as the Series A Preferred Stock. On March 31, 2001, the Company repaid the outstanding $535,000 by issuing to ADP Management a total of 2,675 shares of Series A Preferred Stock, which are convertible into 989,750 shares of Common Stock. The Company and ADP Management amended the loan agreement in June 2001 to cancel the conversion feature and to grant ADP Management the option to purchase one share of Series A Preferred Stock at a price of $200 per share for every $200 loaned under the agreement. At the election of ADP Management, the option may be exercised using a cashless exercise feature. See "Management's Discussion and Analysis or Plan of Operation." By agreement between ADP Management and James Dalton, a director of the Company, Mr. Dalton may participate in the loan transactions with ADP Management, including the options and other consideration paid by the Company to ADP Management under the terms of the agreement. The Company is currently negotiating the terms of an amended line of credit agreement.


         In connection with the Company's offering of Series B Preferred Stock in fiscal year 2001, the placement agent notified the Company that the minimum $2,000,000 in proceeds had not been met. In order to complete first offering, Messrs. Derrick and Dalton personally entered into a loan agreement with an individual to borrow sufficient proceeds to close the offering. In connection with the loan agreement, Mr. Derrick was required to issue 666,667 shares of common stock owned by him to the individual. As the Company could not have completed the offering without the funding, the issuance of the shares by Mr. Derrick was deemed to be for the benefit of the Company. Accordingly, the Company recorded the value of the shares, $2,000,001, based upon an estimated fair value of $3.00 per share of common stock, as a capital contribution from Mr. Derrick and a Series B Preferred Stock offering cost.

Consulting Agreements


         In March 2000, the Company entered into consulting arrangements with ADP Management for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners. By agreement, ADP would provide these services through Mr. Derrick. Under the terms of this arrangement, the Company paid ADP Management a consulting fee of $10,000 per month and the Company agreed to reimburse the expenses incurred by ADP Management in the course of performing services under the consulting agreement. A similar consulting arrangement was also entered into with Mr. Dalton, also for $10,000 per month. The board of directors, which at the time did not include either Mr. Derrick or Mr. Dalton, approved both of these arrangements. During the year ended September 30, 2000, the Company incurred consulting fees and expenses under these agreements totaling $90,000.


         In October 2000, as additional consideration for their services to the Company under their respective consulting arrangements, the Company granted to each of ADP and Mr. Dalton options to purchase 500,000 shares of common stock at $1.00 per share. The options expire five years from the date of grant and were immediately vested.


         During the year ended September 30, 2001, the fees and expenses of the Company under these consulting agreements totaled $1,087,000. The Company paid $695,000 of these fees and expenses by issuing to ADP Management and Mr. Dalton, or their respective assignees, 3,475 shares of Series A Preferred Stock. Of the remaining amount, $272,000 was deemed an advance under the line of credit with ADP Management and $120,000 remained as an accrued liability as of September 30, 2001.


Related-Party Sales


         During the year ended September 30, 2001, the Company recorded sales of $121,637 through SecureAlert to an entity owned by the son of Tom Natale, the Company's president. Accounts receivable from this entity were $35,154 at September 30, 2001.


Subsequent Events


         In December 2001, Mr. Derrick assigned two certificates of deposit totaling $500,000 to SunTrust as additional collateral for borrowings under a line of credit agreement with SunTrust, whereupon the bank released the former guarantors who were shareholders or affiliates of SecureAlert II. The Company also obtained a standby letter of credit from the Calvin Black Trust, a private trust and shareholder of the Company, in the amount of $300,000 as additional collateral for the SunTrust line of credit. The Trustee of the Calvin Black Trust is the brother of the Company's Chief Financial Officer. Upon the establishment of the standby letter of credit and the assignment of the certificates of deposit, the bank increased the amount available under the line from $600,000 to $800,000. As consideration for the establishment of its standby letter of credit, the Calvin Black Trust received 15,000 shares of restricted common stock with the right to put the shares back to the Company at $3.00 per share at June 14, 2002; provided that if the common stock is then traded in the over-the-counter market or other exchange and the market price for the common stock is $3.00 or more per share, then the put option will terminate. The letter of credit established by the trust is secured by a subordinated security interest in the accounts receivable, inventory and other assets of SecureAlert. In connection with the transaction in which the trust established its letter of credit, the Company also paid a consultant who assisted in arranging the transaction a fee in the form of 55,000 restricted shares of common stock, with a put option on the same terms as the option granted to the trust and described above.


         Subsequent to September 30, 2001, the Company entered into an $800,000 promissory note, which is personally guaranteed by Messrs. Derrick and Dalton and is collateralized by 1,000,000 shares of the Company's common stock held by them. Additionally, the Company entered into an agreement with a company whereby the Company borrowed $1,543,974. Two officers of the Company personally guarantee the borrowings, however, Messrs. Derrick and Dalton indemnify the two officers from their personal guarantees.

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


3.01(1)   Amendment  to  Articles  of  Incorporation   for  Change  of  Name
          (previously filed)


3.01(2)   Amendment  to  Articles  of  Incorporation   Amending  Rights  and
          Preferences of Series A Preferred Stock (previously filed)

3.01(3) Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed)

3.01(4) Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc.

3.02 Bylaws (incorporated by reference to the Company's Registration Statement on Form 10-SB, effective December 1, 1997)

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

10.05 Securities Purchase Agreements with ADP Management and James Dalton (previously filed)

10.06 Agreement and Plan of Merger (SecureAlert) (previously filed as exhibit to Current Report on Form 8-K)

10.07 Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (filed herewith)

10.08 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated August 3, 2001 (filed herewith)


(b)      Reports on Form 8-K


         During the quarter ended September 30, 2001, the Company filed the following reports on Form 8-K:

          o    July 26, 2001, reporting the acquisition of SecureAlert II

          o August 3, 2001, reporting the change of the corporate name to RemoteMDx, Inc.

          o    August 7, 2001, reporting change of the Company's auditors

                                   SIGNATURES

         In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   RemoteMDx, Inc.


                   By: /s/ David G. Derrick
                      ------------------------------------------------
                      David G. Derrick, Chief Executive Officer

                      Dated: January 21, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                    Date


/s/ David G. Derrick      Director, Chairman, and           January 21, 2002
-------------------------
David G. Derrick          Chief Executive Officer


/s/ James Dalton          Director, Vice Chairman           January 21, 2002
-------------------------
James Dalton


/s/ Wilford W. Kirton III Director                          January 21, 2002
-------------------------
Wilford W. Kirton, III


/s/ Peter McCall          Director                          January 21, 2002
-------------------------
Peter McCall


/s/ Robert E. Childers    Director                          January 21, 2002
-------------------------
Robert E. Childers


/s/ Michael G. Acton      Chief Financial Officer           January 21, 2002
-------------------------
Michael G. Acton

REMOTEMDX, INC.

Consolidated Financial Statements
As of September 30, 2001
And for The Years Ended September 30, 2001 and 2000

Together with Reports of
Independent Public Accountants

REMOTEMDX, INC.

Index to Consolidated Financial Statements


                                                            Page
Reports of Independent Public Accountants                    F-2

Consolidated Balance Sheet                                   F-4

Consolidated Statements of Operations                        F-5

Consolidated Statements of Stockholders' Equity              F-6

Consolidated Statements of Cash Flows                        F-8

Notes to Consolidated Financial Statements                  F-10

Report of Independent Public Accountants

To RemoteMDx, Inc.,

We have audited the accompanying consolidated balance sheet of RemoteMDx, Inc. (a Utah Corporation) (formerly Volu-Sol, Inc.) and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RemoteMDx, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $8,520,097 and negative cash flows from operating activities of $2,612,483 for the year ended September 30, 2001. As of September 30, 2001, the Company has a working capital deficit of $2,865,119, a net tangible stockholders' deficit of $2,683,057 and has an accumulated deficit of $21,708,091. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 4, 2002

Report of Independent Public Accountants

To the Board of Directors and Stockholders of RemoteMDx, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of RemoteMDx, Inc. and subsidiary, formerly Volu-Sol, Inc. (the "Company"), for the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of RemoteMDx, Inc. and subsidiary for the year ended September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




TANNER + CO.

Salt Lake City, Utah
December 8, 2000

REMOTEMDX, INC.

Consolidated Balance Sheet
As of September 30, 2001

Assets
Current assets:
    Cash                                                                                   $           59,977
    Accounts receivable, net of allowance for doubtful accounts of $107,000                           336,054
    Inventories                                                                                       999,776
    Prepaid expenses                                                                                   66,517
                                                                                           ---------------------
                      Total current assets                                                          1,462,324
Property and equipment, net of accumulated depreciation and amortization of $433,178                  354,434
Core technology, net of amortization of $46,667                                                       513,333
Goodwill                                                                                            7,776,209
                                                                                           ---------------------
                      Total assets                                                         $       10,106,300
                                                                                           =====================
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of purchase obligation to former SecureAlert shareholders,
          net of discount of $56,431                                                       $          943,569
    Bank line of credit                                                                               593,587
    Related-party convertible notes payable                                                           500,000
    Series A 15% convertible debentures                                                                95,000
    Related-party line of credit                                                                       16,000
    Accounts payable                                                                                1,181,626
    Accrued payroll and related benefits                                                              480,180
    Accrued liabilities                                                                               434,321
    Deferred revenues                                                                                  83,160
                                                                                           ---------------------
                      Total current liabilities                                                     4,327,443
                                                                                           ---------------------
Purchase obligation to former SecureAlert shareholders, net of discount of $27,628
     and current portion                                                                              172,372
                                                                                           ---------------------
Commitments and contingencies (Notes 1, 3, 11, 13 and 15) Stockholders' equity:
    Preferred stock:
      Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares designated; 24,181 shares issued and outstanding (aggregate
         liquidation preference of $6,432,146)                                                              2
      Series B; convertible; $0.0001 par value; 2,000,000 shares designated;
         700,001 shares issued and outstanding
         (aggregate liquidation preference of $2,100,003)                                                  70
    Common stock, $0.0001 par value; 50,000,000 shares authorized,
         7,841,585 shares issued and outstanding                                                          784
    Additional paid-in capital                                                                     27,652,020
    Series A preferred stock subscription receivable                                                 (338,300)
    Accumulated deficit                                                                           (21,708,091)
                                                                                           ---------------------
                      Total stockholders' equity                                                    5,606,485
                                                                                           ---------------------
                      Total liabilities and stockholders' equity                           $       10,106,300
                                                                                           =====================

See accompanying notes to consolidated financial statements.                F-4

REMOTEMDX, INC.

Consolidated Statements of Operations
For The Years Ended September 30, 2001 and 2000

                                                                                          2001                    2000
                                                                                ------------------------  -----------------------
Net sales                                                                       $          1,247,633      $          496,211
Cost of goods sold                                                                           959,167                 291,213
                                                                                ------------------------  -----------------------
                     Gross profit                                                            288,466                 204,998

Research and development expenses                                                            960,969               2,069,231
Selling, general and administrative expenses                                               5,237,648               1,596,601
                                                                                ------------------------  -----------------------
                      Loss from operations                                                (5,910,151)             (3,460,834)

Other income (expense):
    Interest income                                                                            9,238                  15,482
    Interest expense                                                                      (2,619,184)                    -
                                                                                ------------------------  -----------------------
                      Net loss                                                            (8,520,097)             (3,445,352)

Dividends and beneficial conversion features on Series A preferred stock                  (4,673,374)               (430,296)
                                                                                ------------------------  -----------------------
                     Net loss attributable to common stockholders               $        (13,193,471)     $       (3,875,648)
                                                                                ========================  =======================
Net loss per common share - basic and diluted                                   $            (3.26)       $          (2.85)
                                                                                ========================  =======================
Weighted average shares - basic and diluted                                                4,052,992               1,359,530
                                                                                ========================  =======================

See accompanying notes to consolidated financial statements.                 F-5

REMOTEMDX, INC.

Consolidated Statements of Stockholders' Equity
For The Years Ended September 30, 2001 and 2000

                                                                                      Preferred Stock
                                                                 -------------------------------------------------------------
                                                                           Series A                      Series B
                                                                 -------------------------------------------------------------
                                                                   Shares        Amount           Shares          Amount
                                                                 -----------  ----------------  --------------   -------------
Balance at September 30, 1999                                        12,703   $             2             -      $        -
Additional shares issued as a result of the
    divestiture of the Company's common stock                           -                 -               -               -
Issuance of common stock for:
    Cash                                                                -                 -               -               -
    Services                                                            -                 -               -               -
    Conversions of Series A preferred stock                            (288)              -               -               -
Issuance of preferred stock for:
    Cash, net                                                         1,330               -               -               -
    Services                                                          1,100               -               -               -
    Payment of dividends (in lieu of cash)                            1,293               -               -               -
Issuance of common stock options for services                           -                 -               -               -
Beneficial conversion features on Series A
     preferred stock                                                    -                 -               -               -
Net loss                                                                -                 -               -               -
                                                                 -----------  ----------------  --------------   -------------
Balance at September 30, 2000                                        16,138   $             2             -      $         -
                                                                 -----------  ----------------  --------------   -------------



                                                                          Common Stock            Additional
                                                                 -----------------------------     Paid-In
                                                                       Shares        Amount         Capital
                                                                 -----------------   ---------   -------------
Balance at September 30, 1999                                             542,500    $     54    $  5,201,162
Additional shares issued as a result of the
    divestiture of the Company's common stock                               1,746         -                -
Issuance of common stock for:
    Cash                                                                1,900,000         190       1,499,810
    Services                                                              425,000          43         424,957
    Conversions of Series A preferred stock                                72,000           7             (7)
Issuance of preferred stock for:
    Cash, net                                                                 -           -           236,000
    Services                                                                  -           -           220,000
    Payment of dividends (in lieu of cash)                                    -           -           258,550
Issuance of common stock options for services                                 -           -         1,077,690
Beneficial conversion features on Series A
     preferred stock                                                          -           -           171,746
Net loss                                                                      -           -                -
                                                                 -----------------   ---------   -------------
Balance at September 30, 2000                                           2,941,246    $    294    $  9,089,908
                                                                 -----------------   ---------   -------------

                                                            Series A Preferred
                                                                 Stock
                                                              Subscription         Accumulated
                                                               Receivable            Deficit
                                                            -----------------   -----------------
Balance at September 30, 1999                               $       (338,300)   $    (4,638,972)
Additional shares issued as a result of the
    divestiture of the Company's common stock                               -                 -
Issuance of common stock for:
    Cash                                                                    -                 -
    Services                                                                -                 -
    Conversions of Series A preferred stock                                 -                 -
Issuance of preferred stock for:
    Cash, net                                                               -                 -
    Services                                                                -                 -
    Payment of dividends (in lieu of cash)                                  -          (258,550)
Issuance of common stock options for services                               -                 -
Beneficial conversion features on Series A
     preferred stock                                                        -          (171,746)
Net loss                                                                    -        (3,445,352)
                                                            -----------------   -----------------
Balance at September 30, 2000                               $       (338,300)   $    (8,514,620)
                                                            -----------------   -----------------

See accompanying notes to consolidated financial statements.                 F-6

REMOTEMDX, INC.

Consolidated Statements of Stockholders' Equity
For The Years Ended September 30, 2001 and 2000 (Continued)

                                                                                          Preferred Stock
                                                                     -------------------------------------------------------------
                                                                               Series A                      Series B
                                                                     -------------------------------------------------------------
                                                                       Shares        Amount           Shares          Amount
                                                                     -----------  ----------------  --------------   -------------
Balance at September 30, 2000                                             16,138   $             2             -     $        -
Additional shares issued as a result of the divestiture of the
    Company's common stock                                                   -                 -               -              -
Issuance of common stock for:
    Services                                                                 -                 -               -              -
    Conversion inducement for Series A convertible debenture                 -                 -               -              -
    Conversion of Series A debentures                                        -                 -               -              -
    Conversion of Series A preferred stock                                (1,911)              -               -              -
    Exercise of common stock options                                         -                 -               -              -
    Acquisition of SecureAlert                                               -                 -               -              -
Issuance of Series A preferred stock for:
    Services                                                               3,475               -               -              -
    Conversion of borrowings under a related-party line of credit          2,675               -               -              -
    Cashless exercise of warrants                                          1,801               -               -              -
    Payment of dividends (in lieu of cash)                                 2,003               -               -              -
Issuance of Series B preferred stock for cash                                -                 -           700,001             70
Series B preferred stock offering costs:
        Cash                                                                 -                 -               -              -
        Non-cash                                                             -                 -               -              -
Shares of common stock of the Company owned by Mr. David
    Derrick, an officer and director of the Company, given to an             -                 -
    individual in connection with the Series B preferred stock                                                 -              -
    offering
Issuance of common stock warrants as Series B preferred stock
    offering cost                                                            -                 -               -              -
Issuance of common stock options to consultants for services                 -                 -               -              -
Compensation in connection with the replacement of certain officer
    and director common stock options                                        -                 -               -              -
Issuance of debt conversion feature related to acquisition of
    SecureAlert                                                              -                 -               -              -
Beneficial conversion features and preferred stock warrants
    associated with borrowings under a related-party line of credit          -                 -               -              -
Beneficial conversion features on Series A preferred stock                   -                 -               -              -
Net loss                                                                     -                 -               -              -
                                                                      ------------------------------------------------------------
Balance at September 30, 2001                                             24,181  $              2         700,001 $           70
                                                                      ============================================================





                                                                                  Common Stock               Additional
                                                                      ---------------------------------         Paid-In
                                                                           Shares          Amount               Capital
                                                                      -----------------   -------------   ---------------
Balance at September 30, 2000                                                2,941,246    $    294        $   9,089,908
Additional shares issued as a result of the divestiture of the
    Company's common stock                                                     188,621          19                  (19)
Issuance of common stock for:
    Services                                                                   669,000          67              668,933
    Conversion inducement for Series A convertible debenture                    60,000           6              179,994
    Conversion of Series A debentures                                          160,001          16              479,987
    Conversion of Series A preferred stock                                     707,384          71                  (71)
    Exercise of common stock options                                         1,682,000         168            1,681,832
    Acquisition of SecureAlert                                               1,433,333         143            4,299,856
Issuance of Series A preferred stock for:
    Services                                                                       -           -                695,000
    Conversion of borrowings under a related-party line of credit                  -           -                535,000
    Cashless exercise of warrants                                                  -           -                     -
    Payment of dividends (in lieu of cash)                                         -           -                400,526
Issuance of Series B preferred stock for cash                                      -           -              2,099,933
Series B preferred stock offering costs:
        Cash                                                                       -           -               (238,000)
        Non-cash                                                                   -           -             (2,138,059)
Shares of common stock of the Company owned by Mr. David
    Derrick, an officer and director of the Company, given to an
    individual in connection with the Series B preferred stock                     -           -              2,000,001
    offering
Issuance of common stock warrants as Series B preferred stock
    offering cost                                                                  -           -                138,058
Issuance of common stock options to consultants for services                       -           -                185,305
Compensation in connection with the replacement of certain officer
    and director common stock options                                              -           -                767,788
Issuance of debt conversion feature related to acquisition of
    SecureAlert                                                                    -           -                300,200
Beneficial conversion features and preferred stock warrants
    associated with borrowings under a related-party line of credit                -           -              2,233,000
Beneficial conversion features on Series A preferred stock                         -           -              4,272,848
Net loss                                                                           -           -                     -
                                                                      -----------------   -------------   ---------------
Balance at September 30, 2001                                                7,841,585    $    784        $  27,652,020
                                                                      =================   =============   ===============


                                                                      Series A Preferred
                                                                          Stock
                                                                      Subscription              Accumulated
                                                                        Receivable                Deficit
                                                                      -------------------   ------------------
Balance at September 30, 2000                                         $   (338,300)         $     (8,514,620)
Additional shares issued as a result of the divestiture of the
    Company's common stock                                                      -                         -
Issuance of common stock for:
    Services                                                                    -                         -
    Conversion inducement for Series A convertible debenture                    -                         -
    Conversion of Series A debentures                                           -                         -
    Conversion of Series A preferred stock                                      -                         -
    Exercise of common stock options                                            -                         -
    Acquisition of SecureAlert                                                  -                         -
Issuance of Series A preferred stock for:
    Services                                                                    -                         -
    Conversion of borrowings under a related-party line of credit               -                         -
    Cashless exercise of warrants                                               -                         -
    Payment of dividends (in lieu of cash)                                      -                  (400,526)
Issuance of Series B preferred stock for cash                                   -                         -
Series B preferred stock offering costs:
        Cash                                                                    -                         -
        Non-cash                                                                -                         -
Shares of common stock of the Company owned by Mr. David
    Derrick, an officer and director of the Company, given to an
    individual in connection with the Series B preferred stock                  -                         -
    offering
Issuance of common stock warrants as Series B preferred stock
    offering cost                                                               -                         -
Issuance of common stock options to consultants for services                    -                         -
Compensation in connection with the replacement of certain officer
    and director common stock options                                           -                         -
Issuance of debt conversion feature related to acquisition of
    SecureAlert                                                                 -                         -
Beneficial conversion features and preferred stock warrants
    associated with borrowings under a related-party line of credit             -                         -
Beneficial conversion features on Series A preferred stock                      -                 (4,272,848)
Net loss                                                                        -                 (8,520,097)
                                                                      -------------------   ------------------
Balance at September 30, 2001                                         $   (338,300)         $    (21,708,091)
                                                                      ===================   ==================

See accompanying notes to consolidated financial statements.                 F-7

REMOTEMDX, INC.

Consolidated Statements of Cash Flows
For The Years Ended September 30, 2001 and 2000

                                                                                            2001                    2000
                                                                                     ------------------   ----------------------
Cash flows from operating activities:
    Net loss                                                                         $    (8,520,097)     $       (3,445,352)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Compensation expense in connection with the replacement of certain officer
          and director common stock options                                                  767,788                     -
      Depreciation and amortization                                                           99,924                  59,262
      Amortization of debt discount                                                           32,503                     -
      Interest expense related to the beneficial conversion features and preferred stock warrants associated with borrowings under a
          related-party line of credit                                                     2,233,000                     -
      Common stock issued for services                                                       669,000                 425,000
      Common stock issued as conversion inducement for Series A convertible
          debenture                                                                          180,000                     -
      Common stock options issued for services                                               185,305               1,077,690
      Preferred stock issued for services                                                    695,000                 220,000
         Changes in operating assets and liabilities, net of effects of acquisition of SecureAlert:
               Accounts receivable, net                                                       47,752                  (2,408)
               Inventories                                                                  (276,777)                  5,330
               Prepaid expenses                                                              (35,543)                    950
               Accounts payable                                                              768,405                 156,264
               Accrued liabilities                                                           545,234                  10,755
               Deferred revenues                                                              (3,977)                    -
                                                                                     ------------------   ----------------------
                      Net cash used in operating activities                               (2,612,483)             (1,492,509)
                                                                                     ------------------   ----------------------
Cash flows from investing activities:
    Net cash paid in the acquisition of SecureAlert                                         (416,138)                    -
    Purchase of property and equipment                                                       (43,452)                 (9,193)
    Proceeds from repayment of related-party note receivable                                     -                   200,000
    Issuance of related-party note receivable                                                    -                  (200,000)
                                                                                     ------------------   ----------------------
                      Net cash used in investing activities                                 (459,590)                 (9,193)
                                                                                     ------------------   ----------------------
Cash flows from financing activities:
    Payments on purchase obligation to former SecureAlert shareholders                      (200,000)                    -
    Borrowings under a related-party line of credit                                        2,233,000                     -
    Net payments on a bank line of credit                                                 (1,586,374)                    -
    Proceeds from issuance of common stock                                                       -                 1,500,000
    Proceeds from issuance of convertible debentures                                         545,000                     -
    Proceeds from issuance of Series A preferred stock, net of cash
          offering costs                                                                         -                   236,000
    Proceeds from issuance of Series B preferred stock, net of cash
          offering costs                                                                   1,862,003                     -
                                                                                     ------------------   ----------------------
                      Net cash provided by financing activities                            2,853,629               1,736,000
                                                                                     ------------------   ----------------------
Net increase (decrease) in cash                                                             (218,444)                234,298
Cash, beginning of year                                                                      278,421                  44,123
                                                                                     ------------------   ----------------------
Cash, end of year                                                                    $        59,977      $          278,421
                                                                                     ==================   ======================

See accompanying notes to consolidated financial statements.                 F-8

REMOTEMDX, INC.

Consolidated Statements of Cash Flows
For The Years Ended September 30, 2001 and 2000 (Continued)

                                                                                        2001                    2000
                                                                              -------------------------------------------------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                    $              27,386   $                 -
Supplemental schedule of non-cash investing and financing activities:
    Acquisition of SecureAlert:
      Liabilities assumed in excess of tangible assets acquired                          (2,036,434)                      -
      Goodwill                                                                            7,776,209                       -
      Core technology                                                                       560,000                       -
      Common stock issued                                                                 4,299,999                       -
      Purchase obligation, net of discount                                                1,283,438                       -
      Fair value of debt conversion feature issued                                          300,200                       -
    Series A convertible debentures and related accrued interest
       converted into shares of common stock                                                480,003                       -
    Series A preferred stock issued in lieu of cash dividends                               400,526                 258,550
    Series A preferred stock beneficial conversion features                               4,272,848                 171,746
    Series A preferred stock issued for conversion of borrowings
       under a related-party line of credit                                                 535,000                       -
    Utilization of borrowings under a related-party line of credit
       as payment for exercise of common stock options                                    1,682,000                       -
    Non-cash offering costs related to the issuance of Series B preferred stock consisting of warrants to purchase common stock and shares of common stock of the Company owned by Mr. David Derrick, an officer and director of the Company, given to an individual in connection
       with the Series B preferred sock offering (Note 8)                                 2,138,059                       -

See accompanying notes to consolidated financial statements.                 F-9

REMOTEMDX, INC.

Notes to Consolidated Financial Statements

(1)         Organization and Nature of Operations

RemoteMDx, Inc. was originally incorporated in Utah in July 1995 under the name Volu-Sol, Inc. ("Volu-Sol"), as a wholly owned subsidiary of Biomune Systems, Inc. ("Biomune"). Biomune spun off Volu-Sol by distributing shares of Volu-Sol's common stock as a stock dividend to the holders of the common stock of Biomune (the "Distribution"). As a consequence of the Distribution, Volu-Sol commenced operations as a separate, independent company in October 1997. Effective July 27, 2001, Volu-Sol changed its name to RemoteMDx, Inc. RemoteMDx, Inc. and its subsidiaries are collectively referred to as the "Company".

The Company is a medical, technology-based remote personal safety, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs in conjunction with national call centers.

Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role in the medical diagnostic industry by providing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001(see Note 3), the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and consumer electronics products. The Company's revenues for the year ended September 30, 2001, were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents (see Note 14). The Company is pursuing the development of remote health monitoring products.

The Company incurred a net loss of $8,520,097 and had negative cash flows from operating activities of $2,612,483 for the year ended September 30, 2001. As of September 30, 2001, the Company has a working capital deficit of $2,865,119, a net tangible stockholders' deficit of $2,683,057 and has an accumulated deficit of $21,708,091. These factors, as well as the risk factors described below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans with respect to this uncertainty include raising additional capital from the sale of debt and equity securities. Subsequent to September 30, 2001, the Company has raised additional debt financing from ADP Management, an entity controlled by Mr. David G. Derrick, the Company's chief executive officer and chairman of the board of directors (see Note 5), increased its borrowings under a bank line of credit (see Note 4), borrowed $1,993,974 from unrelated lenders (see Note 15) and sold 32,000 shares of redeemable common stock to a third party for $96,000 (see Note 15). Additionally, the Company is attempting to raise additional equity financing through the sale of Series B Preferred Stock. The Company also plans to enhance revenues and cash flows from its recently acquired SecureAlert operations by increasing selling and marketing efforts related to new and existing products and services.

There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs, which include $1,200,000 in cash to fund the purchase obligation associated with the Company's acquisition of SecureAlert. In addition, there can be no assurance that the SecureAlert operations will improve and generate positive cash flows from operating activities and that it will be successful introducing new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any remote health monitoring products.

In addition to the uncertainties of obtaining sufficient capital and improving operations, the Company is subject to various risk factors due to the recent transition from the reagent business to a business that is focused on providing personal security and remote health monitoring products. The failure to adequately address the following risks, among others, could have a material adverse effect on the Company's results of operations and business prospects.

(a) The Company recently acquired the operations of SecureAlert and may be unable to successfully integrate the operations. In addition, some of the SecureAlert products were recently developed and the Company has limited historical operating information. The Company may be unable to successfully market and sell these products to customers.

(b) The Company's expected product markets are rapidly changing. Existing products and emerging products will compete directly with the products the Company is seeking to develop and market. In addition, many of the Company's competitors have significantly greater financial resources and expertise. The Company's targeted markets may never accept its products based upon competing products and other market acceptance factors.

(c) The Company has limited in-house research, development and manufacturing capabilities. The Company may be unable to establish acceptable relationships with companies to provide these capabilities.

(d) The Company has no significant experience in sales, marketing or distribution in its intended markets. The Company will be required to develop a marketing and sales force.

(e) The Company's success will depend, in part, on its ability to obtain and enforce patents, maintain trade secrets and operate without infringing the proprietary rights of others.

(f) The Company intends to market devices that may be regulated by a number of governmental agencies, including the Food & Drug Administration. The regulatory processes are lengthy, expensive and uncertain and may require extensive clinical trials.

(g) The Company's future success depends on its senior management and successfully recruiting additional senior management as determined necessary.

(2)         Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc., its wholly owned subsidiaries Volu-Sol Reagents and SecureAlert since its acquisition on July 2, 2001 (see Note 3). All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

Concentration of Credit Risk

In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

During the year ended September 30, 2001, one customer accounted for 17 percent of the Company's revenues. During the year ended September 30, 2000, one customer accounted for 19 percent of the Company's revenues. As of September 30, 2001, two customers accounted for 17 and 10 percent of the Company's outstanding accounts receivable.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Substantially all items included in inventory are finished goods and consist of the following:

Consumer electronics     $              949,696
Reagent stains                           50,080
                         ----------------------
                         $              999,776
                         ======================


Consumer electronics inventory consists of home security and entertainment system components and mobile and personal security devices.

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Concentration of Purchases

From the date of the acquisition of SecureAlert (see Note 3) through September 30, 2001, $232,692 of the Company's inventory purchases were from Royal Philips Electronics ("Philips") under a purchase agreement (see Note 13). In addition, the Company expects to purchase the majority of its telephone inventory from Uniden under a purchase agreement (see Note 13). Further, the Company currently has a single supplier for cellular switching access for the Company's MobilePal network (see Note 15). Management believes the Company's products, components and services could be obtained from different suppliers. However, should the Company's current suppliers cease to provide the Company with products or services, the Company's ability to find products, components or services at similar prices may be materially impaired.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease. Expenditures for maintenance and repairs are expensed while renewals and improvements are capitalized. When property and equipment are disposed of, any gains or losses are included in the results of operations.

Property and equipment consisted of the following as of September 30, 2001:

Equipment                            $          505,960
Leasehold improvements                          224,046
Furniture and fixtures                           57,606
                                     -----------------------
                                                787,612
Accumulated depreciation                       (433,178)
                                     -----------------------
                                     $          354,434
                                     =======================

Goodwill and Core Technology

In connection with the acquisition of SecureAlert (see Note 3), the Company recorded goodwill and a core technology intangible asset. Core technology primarily represents patents in the area of remote security and medical alert devices. Core technology is amortized using the straight-line method over an estimated useful life of three years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142 (see Recently Issued Accounting Pronouncements), goodwill is not amortized but is subject to an impairment test which will be performed at least annually. Through the impairment test, the fair value of the reporting unit to which the goodwill is assigned will be compared with the reporting unit's carrying amount, including goodwill. A second test to determine the amount of impairment will be performed if the carrying amount of the reporting unit exceeds the fair value. This test will result in allocating the fair value to all of the assets and liabilities as if the reporting unit had been acquired and comparing the resulting fair value of goodwill to the carrying amount. The Company uses a market or income approach in determining the fair value of the reporting unit. The Company has not yet tested its goodwill for impairment. The Company plans to perform the annual impairment test on June 30, 2002 or earlier to the extent facts and circumstances indicate that a potential impairment has occurred. As of September 30, 2001, the Company does not believe that its goodwill is impaired. However, it is possible that the goodwill could be impaired in the near term based upon changes in market and other conditions and the amount of impairment loss could be material to the results of Company's operations.

The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of September 30, 2001, the Company does not consider any of its other long-lived assets to be impaired.

Revenue Recognition

The Company derives its revenue primarily from the sale of consumer electronics and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. The Company provides its customers a 30-day right of return policy for telephone products and no return rights for its other products. From the date of the acquisition of SecureAlert (see Note 3) through September 30, 2001, the provision for sales returns was not significant. Amounts received in advance of shipment are recorded as deferred revenue.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

Research and Development Costs

All expenditures for research and development are charged to expense as incurred.

Stock-Based Compensation

The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in Note 10.

The Company accounts for its stock-based compensation issued to other than employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, shares reserved for issuance in connection with the acquisition of SecureAlert (see Note 3), the conversion of the convertible debentures and related accrued interest, the exercise of Series A preferred stock warrants and shares issuable upon conversion of preferred stock. As of September 30, 2001 and 2000, there were 14,252,821 and 8,131,560 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive, thereby decreasing the net loss per common share.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. Accordingly, the Company was required to apply certain provisions of the new standards for the acquisition of SecureAlert (see Note 3). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. As allowed by these statements, the Company plans to adopt the remaining provisions on October 1, 2001, the beginning of its fiscal 2002 year. Management expects that there will be no impact on the Company's results of operations, financial position or liquidity related to adopting the remaining provisions of these statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management does not expect the adoption of this statement to have a material impact on the Company's results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The Company will adopt the provisions of this statement on October 1, 2001, the beginning of its fiscal 2002 year. Management does not expect the adoption of this statement to have a material impact on the Company's results of operations, financial position or liquidity.

Reclassifications

Certain reclassifications have been made in the prior year's consolidated financial statements to conform with the current year presentation.

(3)         Acquisition of SecureAlert

On July 2, 2001, the Company consummated a merger agreement to acquire SecureAlert, a Tennessee corporation engaged in the business of manufacturing and selling home and personal security devices and other electronic devices. The consideration for the acquisition consisted of 1,433,333 shares of common stock with a fair value of $4,299,999 and $1,400,000 in cash. Of the acquisition consideration, 233,333 shares of common stock and $200,000 in cash were delivered upon consummating the merger agreement and the remaining
1,200,000 shares are to be deposited into an escrow account. The remaining 1,200,000 shares and $1,200,000 in cash are to be delivered in installments on the last day of each of six successive calendar quarters beginning September 30, 2001.

If the Company issues or sells any shares of common stock through June 2003 for a consideration which is less than $3.00 per share, then the number of shares issuable to the former SecureAlert shareholders will be increased to an amount equal to $4,299,999 divided by the new per share value.

The obligations of the Company to make the payments of cash and shares of common stock as required by the agreement are secured by all of the outstanding shares of SecureAlert. If the Company fails to make the required payments of cash and shares, a notice of default is received and remains uncured for a period of 60 days from the date of receipt of the notice, then the former SecureAlert shareholders have the right, but not the obligation, to receive back all of the outstanding shares of SecureAlert and they take control of the business of SecureAlert, including all liabilities and assets thereof provided however, that the former SecureAlert shareholders shall repay to the Company the balance due under the bank line of credit. In addition, the former SecureAlert shareholders may retain all shares of the Company's common stock and all cash consideration previously received.

The Company failed to pay the required September 30, 2001 installment payments of cash and shares. On October 15, 2001, the Company received a notice of default. On November 30, 2001, the Company and the former SecureAlert shareholders amended the merger agreement. The amended agreement required the Company to (i) disburse the $200,000 and 200,000 share payments due originally on September 30, 2001 on or before December 5, 2001, (ii) pay a fee of $10,000 to a former shareholder of SecureAlert on or before December 5, 2001, for the extension through December 14, 2001 of the shareholder's letter of credit in the amount of $202,000 securing the bank line of credit (see Note 4) and (iii) distribute the $200,000 and 200,000 share payments originally due on December 31, 2001 on or before December 14, 2001, provided that if the Company could not obtain a new line of credit replacing the then current bank line of credit, the due date would be extended to December 31, 2001. In addition, Mr. Derrick, and Mr. James Dalton, a director of the Company, agreed to personally establish a letter of credit in the principal amount of $800,000 in favor of the bank and use their best efforts to obtain the release of the personal guarantees of four of the former SecureAlert shareholders under a bank line of credit. Additionally, the agreement was amended that in the event of default, the former SecureAlert shareholders exercise their right to receive the shares of SecureAlert, they will have one year from that date to repay $2,060,000 less any amount then outstanding under an intercompany loan agreement originally in the amount of $600,000. The obligation to repay this amount is personally guaranteed by four former SecureAlert shareholders.

The Company satisfied all of the above requirements of the amended agreement. The remaining installments of shares and cash will be paid on the last day of each of the remaining four consecutive calendar quarters, beginning March 31, 2002.

The following table sets forth the consideration paid, including direct acquisition related costs, in connection with the acquisition of SecureAlert. For purposes of computing the purchase price, the value of the common stock was determined using an estimated fair value of $3.00 per share, which represents the estimated fair value based upon equity transactions with independent parties at or near the date the acquisition was consummated.

Issuance of 1,433,333 shares of common stock                                  $            4,299,999
Estimated present value of the $1,400,000 in cash to be paid in quarterly installments through December 31, 2002 discounted at a rate of 12 percent per year
                                                                                           1,283,438
Working capital advances to SecureAlert prior to the acquisition
                                                                                             301,420
Estimated fair value of the conversion feature of the assumed
   $500,000 in promissory notes payable (see Note 7)
                                                                                             300,200
Acquisition related costs                                                                    114,718
                                                                              ------------------------
            Total purchase consideration                                      $            6,299,775
                                                                              ========================

Management believes that the historical carrying value of the tangible assets and liabilities approximate fair value. The purchase consideration has been allocated as follows:

Accounts receivable                                                           $              305,701
Inventories                                                                                  672,109
Property and equipment                                                                       307,924
Other assets                                                                                  27,702
Bank line of credit                                                                       (2,179,961)
Promissory notes payable                                                                    (500,000)
Accounts payable                                                                            (222,591)
Accrued liabilities                                                                         (360,181)
Deferred revenue                                                                             (87,137)
                                                                              ------------------------------
Liabilities in excess of tangible assets                                                  (2,036,434)
Core technology                                                                              560,000
Goodwill                                                                                   7,776,209
                                                                              ------------------------------
            Total purchase consideration                                      $            6,299,775
                                                                              ==============================

In connection with the allocation of the purchase consideration, the Company determined that no amount should be allocated to incomplete research and development projects. The valuation of the core technology included but was not limited to an analysis of (i) the economic and competitive environments in which SecureAlert operates and (ii) an analysis of SecureAlert's products, including their characteristics, future expected changes and enhancements. The assumptions used in valuing the core technology were based on assumptions the Company believed to be reasonable, but which are inherently uncertain and unpredictable.

The acquisition was recorded using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," both of which were issued in June 2001. SFAS No. 141 requires that all acquisitions after June 30, 2001 be accounted for as purchases and SFAS No. 142 requires that goodwill not be amortized, but be subject to a periodic test of impairment.

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisition of SecureAlert had occurred at the beginning of each fiscal year after giving effect to certain adjustments, including the amortization of core technology, interest expense and the issuance of common shares. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisition been made at the beginning of the applicable year.

                                                  2001            2000
                                              --------------  ---------------
Revenues                                      $  3,604,515    $   5,493,953
Net loss attributable to common
shareholders                                   (14,116,491)      (4,676,861)
Basic and diluted net loss per common share          (3.11)           (2.47)

In addition to the acquisition consideration, the Company agreed to grant employment-based options to purchase up to an aggregate of 1,000,000 shares of common stock to four former officers and directors of SecureAlert and current employees of the Company. The options have an exercise price of $3.00 per share and are exercisable over five years from the date of vesting. Vesting was to occur on the date that SecureAlert achieved $20,000,000 in aggregate gross revenues for the two-year period commencing on July 2, 2001 and the number of shares issuable upon exercise of the options was to be decreased by the amount that gross revenues was less that $20,000,000 divided by $3.00 per share. In addition, if SecureAlert had a loss for the two-year period following July 2, 2001, the number of shares issuable upon exercise of the options was to be decreased at the rate of one share for every $3.00 of loss incurred. On November 30, 2001, the option terms were amended to provide for vesting in full immediately.

(4)         Bank Line of Credit

As of September 30, 2001, the Company had $593,587 outstanding under a line of credit agreement with SunTrust Bank. Borrowings under the agreement are limited to the lesser of $600,000 or a borrowing base equal to the sum of 60 percent of the Company's current accounts receivable, as defined in the agreement, plus 40 percent of the Company's current inventory, as defined in the agreement. The interest rate associated with the line of credit is the 30-day average LIBOR rate plus 2.15 percent (4.79 percent as of September 30, 2001) and borrowings are due January 31, 2002. Additionally, the agreement requires the Company to maintain certain financial and non-financial covenants and requires the bank's consent to certain transactions, including transactions between SecureAlert and RemoteMDx, Inc. As of September 30, 2001, the Company was out of compliance with certain of its covenants; however, the Company has obtained a waiver from the bank for the events of default. The Company is currently in the process of renegotiating the line of credit; however, there can be no assurance that the Company will be successful.

As of September 30, 2001, the bank required the Company to maintain a letter of credit in an amount not less than $200,000 that was provided by a former shareholder of SecureAlert. As of September 30, 2001, borrowings under the line of credit were personally guaranteed by four former SecureAlert shareholders.

Subsequent to September 30, 2001, the required letter of credit provided by a former shareholder of SecureAlert was replaced by a letter of credit from a trust, whose trustee is a relative of an officer of the Company. The trust's letter of credit expires on June 30, 2002. As consideration for establishing the new letter of credit, the Company issued 15,000 shares of its common stock to the trust. The trust has the option, but not the obligation, to require the Company to repurchase these shares on June 30, 2002 at a price of $3.00 per share. In the event that the bank draws on the letter of credit, the Company will repay the amount drawn together with interest thereon at a rate of 12 percent per year until paid in full.

In December 2001, Mr. Derrick assigned two certificates of deposits in the aggregate amount of $500,000 as security for the line of credit. This assignment of the certificates of deposit, along with the letter of credit from a trust, replaced the personal guarantees of four former SecureAlert shareholders.

(5)         Related-Party Line of Credit

During the year ended September 30, 2001, the Company borrowed $2,233,000 under a line of credit arrangement with ADP Management, an entity controlled by Mr. Derrick. The Company may borrow up to $3,000,000 under this line of credit arrangement. Through June 1, 2001, the borrowings bore interest at 12 percent per year. Subsequent to June 1, 2001, borrowings bear interest at the prime rate (6.26 percent at September 30, 2001). Borrowings under the arrangement were due on December 31, 2001. The Company did not repay the amounts outstanding under the line of credit on December 31, 2001 and accordingly, the interest rate on outstanding borrowings increased to 15 percent per year. The Company is currently in the process of negotiating the terms of an amended line of credit.

Through June 1, 2001, borrowings under the line of credit, including any accrued interest, were convertible at the option of the holder at any time into shares of Series A Preferred Stock at a rate of one share of Series A preferred stock for each $200 outstanding balance converted. In addition, the Series A preferred stock may be immediately converted into common stock at an amount which results in a beneficial conversion feature. Prior to June 1, 2001, $535,000 of borrowings under the line of credit were converted into 2,675 shares of Series A Preferred Stock (see Note 8). Subsequent to June 1, 2001, the Company is required to issue to ADP Management a warrant to purchase one share of Series A Preferred Stock at a price of $200 per share for every $200 in principal then outstanding and in additional principal loaned under the line of credit (see
Note 8). Based on the terms of the line of credit and a common stock value of $3.00 per share, ADP Management has the ability to, upon a cashless exercise of the warrants, receive 0.82 shares of Series A Preferred Stock or approximately 303 shares of common stock for each $200 advanced under the line of credit. Additionally, if ADP Management elects to pay the exercise price of the warrant, either by reducing the amount of borrowings under the line of credit or otherwise, ADP Management has the ability to receive 370 shares of common stock for each Series A Preferred Stock warrant exercised. This equates to a purchase price of $0.54 per common share.

During the year ended September 30, 2001, $1,682,000 of borrowings were utilized as consideration for the exercise of existing options to purchase 1,682,000 shares of common stock at an exercise price of $1.00 per share (see Note 10). As of September 30, 2001, the outstanding balance on the related-party line of credit was $16,000. During the year ended September 30, 2001, the Company recorded interest expense of $2,274,509, associated with the line of credit with ADP Management. This amount includes $2,233,000 in non-cash interest expense related to the beneficial conversion features and the Series A Preferred Stock warrants.

Subsequent to September 30, 2001, the Company borrowed an additional $1,245,599 under the line of credit. Of this amount $1,036,000 has been repaid. Despite the fact that these borrowings were repaid within a relatively short period of time, the Company may have to issue warrants to purchase up to 6,228 shares of Series A preferred stock, pending the negotiation of the terms of an amended line of credit.

(6)         Series A 15 % Convertible Debentures

During the year ended September 30, 2001, the Company issued $545,000 in Series A 15% convertible debentures. The debentures and related interest are convertible into shares of common stock at an initial conversion rate of $3.00 per share and were due on or before August 1, 2001. Of the debentures issued, debentures with a face amount of $450,000, together with interest thereon, were converted into 160,001 shares of common stock. Total debentures outstanding and related accrued interest at September 30, 2001 were $95,000 and $6,257, respectively. Subsequent to September 30, 2001, debentures with a face amount of $55,000, together with interest thereon, were converted into 19,939 shares of common stock.

During the year ended September 30, 2001, the Company paid $70,000 in cash and 60,000 shares of common stock, valued at $3.00 per share ($180,000) to the holder of debentures with a face amount of $400,000 as an inducement for the holder to convert the debentures into shares of common stock. These inducements totaled $250,000 and are classified as interest expense in the accompanying statement of operations.

The Company failed to repay the debentures on or before August 1, 2001 and is therefore, in default on the outstanding debentures. Subsequent to August 1, 2001, the debentures and accrued interest thereon bear an interest rate of 18 percent per year. The Company is currently negotiating the conversion, extension or payment of the remaining debentures with a face amount of $40,000 with the debenture holders.

If the Company issues or sells certain shares of common stock or equivalents for consideration which is less than $3.00 per share, then the conversion rate of the outstanding debentures will be adjusted for any such issuances.

(7)         Related-Party Convertible Promissory Notes

In connection with the acquisition of SecureAlert (see Note 3), the Company assumed two promissory notes payable to former SecureAlert shareholders each with a principal balance of $250,000. The promissory notes bear interest at a rate of five percent per year and are due July 2, 2002. During the year ended September 30, 2001, the Company recorded interest expense of $6,302 related to these promissory notes. In connection with the acquisition of SecureAlert (see
Note 3), the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The estimated fair value of the conversion option granted to the note holders was $300,200 based on the Black-Scholes option pricing model and was recorded as purchase consideration in the acquisition of SecureAlert (see Note 3).

(8)         Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. The Company's board of directors has the authority to amend the Company's Articles of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

Series A 10 % Convertible Non-Voting Preferred Stock

In September 1997, the Company designated 20,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred Stock ("Series A Preferred Stock"). In June 2001, the Board of Directors increased the designated number of shares of Series A Preferred Stock from 20,000 shares to 30,000 shares. As of September 30, 2001, there were 24,181 shares of Series A Preferred Stock outstanding.

Dividends

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the years ended September 30, 2001 and 2000, the Company recorded $400,526 and $258,550 in dividends on Series A Preferred Stock.

Convertibility

Prior to March 30, 2001, shares of Series A Preferred Stock were convertible into shares of common stock at a rate equal to the lesser of (i) the average closing bid price of the Company's common stock for the three trading days immediately preceding the applicable conversion date less 20 percent; or (ii) $6.25. On March 30, 2001, the Board of Directors approved an amendment of the rights and preferences of the Series A Preferred Stock to revise the conversion rate to be a fixed rate of 370 shares of common stock for each share of Series A Preferred Stock. This revision in the conversion ratio resulted in the Company recording a beneficial conversion amount of $1,859,283 on the date of the approval of the amendment. During the years ended September 30, 2001 and 2000, the Company recorded a total of $4,272,848 and $171,746, respectively, related to the beneficial conversion feature of the Series A Preferred Stock.

During the year ended September 30, 2001, 1,911 shares of Series A Preferred Stock were converted into 707,384 shares of common stock. During the year ended September 30, 2000, 288 shares of Series A Preferred Stock were converted into 72,000 shares of common stock. Subsequent to September 30, 2001, 1,805 shares of Series A Preferred Stock were converted into 667,999 shares of common stock.

Voting Rights and Liquidation Preference

The holders of Series A Preferred Stock have no voting rights and are entitled to a liquidation preference of $200 per share plus unpaid dividends multiplied by 133 percent.

Optional Redemption

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock. As of September 30, 2001, the redemption price is 133 percent of the stated value of Series A Preferred Stock however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through September 30, 2001, the Company has not exercised its option to redeem shares of Series A Preferred Stock.

Issuances of Series A Preferred Stock

During the year ended September 30, 2001, the Company issued 9,954 shares of Series A Preferred Stock. Of these shares, 2,675 were issued in connection with the conversion of $535,000 of borrowings under a line of credit arrangement with ADP Management (see Note 5), 3,475 were issued to Messrs. Derrick and Dalton, in connection with $695,000 in services performed by them under their consulting arrangements (see Note 11), 2,003 were issued in consideration for accrued dividends on Series A Preferred Stock through September 30, 2001 and 1,801 shares were issued related to the exercise of warrants issued in connection with the line of credit with ADP Management. As of September 30, 2001, there were 24,181 shares of Series A Preferred Stock outstanding, which represents 8,946,970 common stock equivalents.

During the year ended September 30, 2000, the Company issued 3,723 shares of Series A Preferred Stock. Of these shares, 1,330 were issued in exchange for net proceeds of $236,000 (including 580 shares issued to ADP Management), 1,100 were issued for services and 1,293 were issued in consideration for accrued dividends on Series A Preferred Stock through September 30, 2000.

Warrants to Purchase Series A Preferred Stock

On June 1, 2001, the Company amended its line of credit agreement with ADP Management (see Note 5). As part of that amendment, the Company granted ADP Management the right to purchase one share of Series A Preferred Stock at an exercise price of $200 for each $200 advanced under the line of credit. The warrants expire on December 31, 2002. The Series A Preferred Stock warrants may be exercised by means of a cashless exercise.

During the year ended September 30, 2001, the Company issued warrants to purchase 8,490 shares of Series A Preferred Stock related to borrowings under the line of credit with ADP Management. Of these warrants, 2,198 shares were exercised through a cashless exercise resulting in the issuance of 1,801 shares of Series A Preferred Stock. As of September 30, 2001, warrants to purchase 6,292 shares of Series A Preferred Stock remain outstanding which represent a potential of 5,158 shares of Series A Preferred Stock if exercised on a cashless basis, utilizing an estimated fair value of $3.00 per share of common stock.

These 5,158 shares of Series A Preferred Stock represent 1,908,633 common stock equivalents as of September 30, 2001.

Subsequent to September 30, 2001, the Company may have to issue warrants to purchase up to 6,228 shares of Series A Preferred Stock related to borrowings under the line of credit with ADP Management , pending the negotiation of the terms of an amended line of credit. Additionally, warrants to purchase 4,549 shares of Series A Preferred Stock were exercised through a cashless exercise resulting in the issuance of 2,955 shares of Series A Preferred Stock. Of these shares, 1,594 shares of Series A Preferred Stock were immediately converted into 482,999 shares of common stock.

Subscription to Purchase Series A Preferred Stock

In September 1997, in conjunction with the establishment of the Series A Preferred Stock, 6,125 shares of Series A Preferred Stock were subscribed from a third party for a total of $1,225,000, of which $325,000 was collected in cash during September 1997. During the year ended September 30, 1999, MK Financial, an entity controlled by Mr. Derrick, assumed the subscription from the third party and the subscription balance was reduced by the $159,500 received from ADP Management and $402,200 as a reduction of a note payable and accrued interest due to MK Financial. As of September 30, 2001, $338,300 remains outstanding from MK Financial. Management expects this amount to be paid during fiscal year 2002.

Series B Convertible Preferred Stock

On June 7, 2001, the holders of the Company's Series A Preferred Stock approved the designation of 2,000,000 shares of a new series of preferred stock, the Series B Convertible Preferred Stock ("Series B Preferred Stock") previously approved by the board of directors.

Dividends

The Company will not pay dividends on the Series B Preferred Stock unless dividends are declared by the board of directors, in which case the Series B Preferred Stock would be paid dividends prior and in preference to any declaration or payment of any dividend on the common stock, and subject to the preferences of the holders of the Series A Preferred Stock.

Convertibility

Each share of Series B Preferred Stock is convertible at any time into shares of common stock at an initial rate of $3.00 per share of common stock. Each share of Series B Preferred Stock will automatically convert into shares of common stock at the then effective conversion rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000. If, with certain limited exceptions, the Company issues any shares of common stock or securities convertible into common stock without consideration or for a consideration per share less than the conversion rate in effect immediately prior to the issuance of those shares, the conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock so issued.

Voting Rights and Liquidation Preference
Holders of shares of Series B Preferred Stock are entitled to one vote per share of Series B Preferred Stock on all matters upon which holders of the common stock of the Company are entitled to vote. The holders of Series B Preferred Stock are entitled to a liquidation preference of $3.00 per share, plus all accrued and unpaid dividends. For purposes of this liquidation preference, the Series A Preferred Stock ranks on a parity with the Series B Preferred Stock.

Optional Redemption

The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption.

Issuances of Series B Preferred Stock

During the year ended September 30, 2001, the Company issued 700,001 shares of Series B Preferred Stock in exchange for net cash proceeds of $1,862,003 ($2,100,003 in gross proceeds less $238,000 in cash-offering costs). Of the shares sold, 245,000 were issued to three individuals who are officers and directors of the Company, in exchange for $735,000 in cash.

In connection with the offering, the Company issued warrants to the placement agent for the purchase of 53,333 shares of Series B Preferred Stock at a price of $3.00 per share, which expire five years from the date of issuance. The warrants were valued at $138,058 using the Black-Scholes option pricing model and recorded as a Series B Preferred Stock offering cost.

When the Company was completing the first offering of Series B Preferred Stock in August 2001, the placement agent notified the Company that the minimum $2,000,000 in proceeds had not been met. In order to complete the first offering, Messrs. Derrick and Dalton personally entered into a loan agreement with an individual to borrow sufficient proceeds to close the offering. In connection with the loan agreement, Mr. Derrick was required to issue 666,667 shares of common stock owned by him to the individual. As the Company could not have completed the offering without the funding, the issuance of the shares by Mr. Derrick was deemed to be for the benefit of the Company. Accordingly, the Company recorded the value of the shares, $2,000,001, based upon an estimated fair value of $3.00 per share of common stock, as a capital contribution from Mr. Derrick and a Series B Preferred Stock offering cost.

(9)         Common Stock

Authorized Shares

The Company is authorized to issue up to 50,000,000 shares of common stock, $0.0001 par value per share.

Reverse Common Stock Split

On April 13, 2000, the Company's board of directors approved a one-for-five reverse split of all outstanding shares of the Company's common stock. All common share amounts, per share information and numbers of common shares into which preferred stock is convertible, and stock options and warrants have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

Divestiture Add-On Shares

In February 1997, Biomune declared that it would divest itself of the Company by distributing the common stock of the Company as a dividend by which one share of the Company's common stock was issued for every 10 shares of Biomune common stock held by the shareholders of record of Biomune as of March 5, 1997. The divestiture of the Company was effective October 1, 1997. On or about February 1, 1998, the dividend shares of the Company's common stock were delivered to the Biomune stockholders who had been shareholders of record as of March 5, 1997.

Both the Company and Biomune were unaware however that the National Association of Securities Dealers ("NASD") had announced to its members an ex-dividend date of February 11, 1998 for the spin-off distribution, notwithstanding the fact that Biomune had previously notified the NASD and publicly announced an ex-dividend and record date of March 5, 1997. NASD informed holders of Biomune common stock as of February 11, 1998 that they would receive the dividend based on their ownership of Biomune common stock as of February 11, 1998.

After consultation with the NASD, Biomune and the Company agreed to issue additional shares of Company common stock as part of the original dividend announced March 5, 1997, to cover (a) the dividend in the Company that technically inured to the benefit of the holders of Biomune's common stock issued between March 5, 1997 and February 11, 1998 by reason of the NASD's action; and (b) short positions held by accounts which purchased Biomune common stock between March 5, 1997 and February 11, 1998, from accounts not then held in "street name". Street name accounts were electronically credited with the dividend shares.

During the years ended September 30, 2001 and 2000, the Company issued 188,621 and 1,746 shares of common stock, respectively, as additional distribution shares under its agreement with the NASD. The Company may be required to issue additional shares in the future.

Common Stock Issuances

During the year ended September 30, 2001, the Company issued 4,900,339 shares of common stock. Of these shares, 1,682,000 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $1,682,000 in borrowings under the line of credit with ADP Management (see Note
5). Of the remaining 3,218,339 shares issued, 1,433,333 shares were issued in connection with the acquisition of SecureAlert (see Note 3), 669,000 shares were issued for services, 60,000 shares were issued to induce the conversion of convertible debentures (see Note 6), 707,384 shares were issued upon the conversion of 1,911 shares of Series A Preferred Stock (see Note 8), 188,621 shares were issued as divestiture add-on shares (see above) and 160,001 shares were issued as the result of the conversion of convertible debentures in the amount of $450,000 together with accrued interest of $30,003 (see Note 6).

During the year ended September 30, 2000, the Company issued 2,398,746 shares of common stock. Of these shares, 1,900,000 shares were issued to two directors of the Company for net proceeds of $1,500,000, 400,000 shares were issued to a related party for research and development services (see Note 11) 72,000 were issued upon conversion of 288 shares of Series A Preferred Stock (see Note 8), 25,000 shares were issued for services to third parties and 1,746 shares were issued as divestiture add-on shares (see above).

(10)        Common Stock Options and Warrants

Stock Incentive Plan

The Company has adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan (the "1997 Plan"). The 1997 Plan was approved by action of Biomune, the original stockholder of the Company, in August 1997. Under the 1997 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards, and other incentives to employees, officers and directors of the Company and award nonqualified stock options and other awards to employees and certain non-employees who have important relationships with the Company. A total of 5,000,000 shares were initially available for grant under the 1997 Plan. As of September 30, 2001, 610,000 shares have been granted under the 1997 Plan.

Add-on Volu-Sol Options

In connection with the Distribution of the Company's common stock, the board of directors of Biomune determined that each Biomune stock option (a "Biomune Option") would be divided into two separately exercisable options: an option to purchase Biomune common stock and an option to purchase Volu-Sol common stock (an "Add-on Volu-Sol Option"). The Add-on Volu-Sol Options grant the holder the right to purchase the Company's common stock in an amount that would have been issued in the Distribution in respect of the shares of Biomune common stock subject to the applicable Biomune Option, if such Biomune Option had been exercised in full immediately prior to the distribution and containing substantially equivalent terms as the existing Biomune Option. The Add-on Volu-Sol Options carry an option exercise price per share equal to the price per share of the exercise price under the Biomune Option.

As a result of the foregoing, certain persons who remained Biomune employees or non-employee directors after the distribution and certain persons who were Biomune employees prior to the distribution but became Volu-Sol employees after the distribution held both Biomune Options and separate Add-on Volu-Sol Options. The obligations with respect to the Biomune Options and Add-on Volu-Sol Options held by Biomune employees and non-employee directors following the distribution were obligations solely of Biomune. The Company agreed to sell to Biomune from time to time shares of Volu-Sol common stock as necessary to satisfy Biomune's obligations under the distribution agreement. The sales price of such shares of Volu-Sol common stock was the amount of consideration received by Biomune in exercise of the related option.

As of September 30, 2001, a total of 14,250 Add-on Volu-Sol options remained outstanding. The remaining Add-on Volu-Sol options expired in October 2001. No shares of common stock have been issued upon exercise of Add-on Volu-Sol options from the date of the Distribution through September 30, 2001.

Biomune Warrants

Biomune has granted rights to purchase Biomune common stock in the form of warrants (the "Biomune Warrants"). Under the agreements governing the grant and exercise of the Biomune Warrants, Biomune agreed to issue to the holders of such rights, securities otherwise issuable with respect to the Biomune common shares underlying the Biomune Warrants if and to the extent the Biomune Warrants were exercised. Consequently, if the holders of the Biomune Warrants exercised their rights thereunder, Biomune was obligated issue to those holders one share of the Company's common stock for each 50 shares of Biomune common stock issued in connection with such exercise. The Company agreed to sell to Biomune the shares of the Company's common stock needed to meet this obligation of Biomune. The sales price of such shares of the Company's common stock was to be a sum equal to 10 percent of the consideration received by Biomune in exercise of the Biomune Warrants. As of September 30, 2001, all Biomune warrants had expired unexercised.

A summary of stock option and warrant activity for the years ended September 30, 2001 and 2000 is as follows:

                                          Number of Options and
                                              Warrants                   Price Per Share
                                    ----------------------------- -------------------------------
Outstanding at September 30, 1999                 2,230,500             $5.80 to  $20.00
Granted                                           1,350,000              3.00 to    7.00
Expired or cancelled                             (1,420,000)             5.80 to   20.00
                                    ----------------------------- -------------------------------

Outstanding at September 30, 2000                 2,160,500              3.00 to   15.00
Granted                                           2,397,227              1.00 to    7.00
Expired or cancelled                               (796,250)             5.80 to   20.00
Exercised                                        (1,682,000)                        1.00
                                    ----------------------------- -------------------------------
Outstanding at September 30, 2001                 2,079,477             $1.00 to  $ 7.00
                                    ============================= ===============================


As of September 30, 2001, the outstanding options and warrants have a weighted-average exercise price of $4.25 per share.

SFAS No. 123 requires pro forma information regarding the Company's net loss as if the Company had accounted for its stock options granted under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                  Years ended September 30,
                                 -------------------------------
                                      2001            2000
                                 --------------- ---------------
Expected dividend yield                    0%             0%
Expected stock price volatility          110%           144%
Risk-free interest rate                    6%             6%
Expected life of options              5 years        5 years


The weighted-average fair value of options and warrants granted during the years ended September 30, 2001 and 2000 are $0.68 and $0.80, respectively.

During the year ended September 30, 2000, all of the warrants were granted to outside parties. The options were valued at a price derived from the Black-Scholes option pricing model and are recognized as part of the net loss per common share as reported in the statement of operations. Accordingly, the loss applicable to common shares and loss per common share for pro forma presentation in accordance with SFAS No. 123 does not differ from the reported amounts for the year ended September 30, 2000. The following is the pro forma disclosure and the related impact on the net loss for the year ended September 30, 2001:

        Net loss attributable to common shareholders - as reported                                 $         (13,193,471)
        Net loss attributable to common shareholders - pro forma                                             (14,851,790)
        Basic and diluted net loss per common share - as reported                                                (3.26)
        Basic and diluted net loss per common share - pro forma                                                  (3.66)

The following table summarizes information about stock options and warrants outstanding at September 30, 2001:

                             Number Outstanding at  Weighted Average Remaining
                               September 30, 2001    Contractual Life (Years)

 Range of Exercise Prices
 -------------------------- ----------------------- ---------------------------
   $  1.00                           361,894                  4.0
      3.00                           603,333                  3.7
      5.00 to 5.80                   564,250                  3.5
      7.00                           550,000                  3.6
 -------------------------- ----------------------- ---------------------------
                                   2,079,477                  3.7
 ========================== ======================= ===========================

As of September 30, 2001, all outstanding options and warrants are exercisable.

During the year ended September 30, 2001, the Company cancelled certain officer and director Add-on Volu-Sol options and replaced them with new options to purchase 383,894 shares of common stock at an exercise price of $1.00 per share. This replacement resulted in the Company recording compensation expense of $767,788. These options were exercised prior to September 30, 2001.

During the year ended September 30, 2001, options to purchase 1,993,894 shares of common stock were granted to employees and directors at an exercise price of $1.00, including 383,894 replacement options. The options vested immediately and expire in September 2005.

During the year ended September 30, 2001, warrants to purchase 350,000 shares of common stock at a weighted average exercise price of $4.43 per share for services and warrants to purchase 53,333 shares of common stock at a weighted average exercise price of $3.00 per share (subject to certain exercise rights and pricing adjustments if the Company issues or sells any shares of common stock for a consideration which is less than $3.00 per share and cashless exercise rights), for Series B Preferred Stock offering costs. The 350,000 warrants expire in September 2005 and the 53,333 warrants expire in September 2006. The 350,000 warrants were valued at $185,305 based on the Black-Scholes option pricing model and recorded as general and administrative expense in the accompanying statement of operations for the year ended September 30, 2001. The 53,333 warrants were valued at $138,058 based on the Black-Scholes option pricing model and were recorded as a Series B Preferred Stock offering cost (see
Note 8).

During the year ended September 30, 2000, warrants to purchase 1,350,000 shares of common stock were granted to Battelle Memorial Institute ("Battelle") for research and development services (see Note 11). The warrants have a weighted-average exercise price of $5.00 per share and expire in April 2005. The warrants were valued at $1,077,690 based on the Black-Scholes option pricing model and recorded as research and development expense.

(11)        Related Party Transactions

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions, consulting arrangements and product sales. The Company believes that the terms of these related party transactions are no less favorable than the terms that it could have obtained from an unaffiliated third party in similar transactions.

ADP Management, MK Financial, David G. Derrick and James Dalton

Financing Transactions

During the year ended September 30, 2001, the Company has borrowed $2,233,000 under a line of credit with ADP Management (see Note 5) and the Company issued 3,475 shares of Series A Preferred Stock valued at $695,000 for consulting services and expenses rendered by Messrs. Derrick and Dalton (see below). ADP Management exercised options to purchase 2,198 shares of Series A preferred stock through a cashless exercise and was issued 1,801 shares of Series A Preferred Stock (see Note 8), converted 1,801 shares of Series A Preferred Stock into 666,667 shares of common stock (see Notes 8 and 9) and the Company issued 200,000 shares of Series B Preferred Stock for cash proceeds of $600,000 (see
Note 8). Additionally, Mr. Derrick was required to issue 666,667 shares of common stock owned by him to an individual in order for the Company to complete the Series B Preferred Stock offering.

As of September 30, 2001, $338,300 related to a Series A Preferred Stock subscription receivable remains outstanding from MK Financial (see Note 8). Management expects this amount to be paid during fiscal year 2002.

During the year ended September 30, 2000, Messrs. Derrick and Dalton purchased 1,900,000 shares of common stock at a purchase price of $1,500,000 (see Note 9).

Consulting Arrangements

In March 2000, the Company agreed to pay consulting fees to ADP Management for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners. Under the terms of this agreement, ADP Management was paid a consulting fee of $10,000 per month and the Company agreed to reimburse the expenses incurred by ADP Management in the course of performing services under the consulting arrangement. A similar arrangement was agreed upon with Mr. Dalton. The board of directors, which at the time did not include either of these individuals, approved both of these arrangements.

During the year ended September 30, 2001, under the consulting arrangements described above, the Company incurred consulting fees and expenses of $1,087,000. Of this amount, $695,000 was paid by issuing 3,475 shares of Series A Preferred Stock to ADP Management and Mr. Dalton, or their respective assignees (see Note 8). Of the remaining amount, $272,000 was deemed an advance under the line of credit with ADP Management and $120,000 is included as an accrued liability as of September 30, 2001.

During the year ended September 30, 2000, under the consulting arrangements described above, the Company incurred consulting fees and expenses of $90,000.

Personal Guarantees

Subsequent to September 30, 2001, the Company entered into an $800,000 promissory note which is personally guaranteed by Messrs. Derrick and Dalton and is collateralized by 1,000,000 shares of the Company's common stock held by them (see Note 15). Additionally, the Company entered into a loan agreement whereby the Company borrowed $1,543,974 (see Note 15). The borrowings are personally guaranteed by two officers of the Company, however, the two officers are indemnified from their personal guarantees by Messrs. Derrick and Dalton. Further, Mr. Derrick assigned two certificates of deposits in the aggregate amount of $500,000 as security for the line of credit with SunTrust Bank (see
Note 4). This assignment of the certificates of deposit, along with a letter of credit from a trust, whose trustee is related to an officer of the Company, replaced the personal guarantees of four former SecureAlert shareholders.

Battelle Memorial Institute

In April 2000, the Company entered into a Technical Services Agreement for research and development with Battelle. This agreement forms the basis of the Company's mutual cooperation in the further research and development of a remote access diagnostic system for medical professionals and consumers. Under the terms of this agreement, the Company compensated Battelle for its services in furthering the research and development of the project by initially paying $800,000 in the form of $400,000 cash and 400,000 restricted shares of common stock. The Company also granted warrants to Battelle to purchase 1,350,000 shares of common stock at prices ranging from $3.00 to $7.00 per share (see Note
10). The agreement also grants certain anti-dilution rights to Battelle. Battelle may also appoint a nominee to serve on the Company's Board of Directors.

In addition to the consideration above, during the years ended September 30, 2001 and 2000, the Company incurred expenses $687,453 and $591,231, respectively, for research and development services performed by Battelle. Accounts payable to Battelle were $115,976 at September 30, 2001.

Former SecureAlert Shareholders

In connection with the acquisition of SecureAlert (see Note 3), the Company assumed two promissory notes payable to two former SecureAlert shareholders each with a principal balance of $250,000 (see Note 6).


Additionally, as of September 30, 2001, borrowings under the line of credit with SunTrust Bank were personally guaranteed by four former SecureAlert shareholders and were secured by a former SecureAlert shareholder's letter of credit in the amount of $202,000. These guarantees were removed in December 2001.

Related-Party Sales

During the year ended September 30, 2001, the Company recorded sales of $121,637 to an entity owned by the relative of an officer of the Company. Accounts receivable from this entity were $35,154 at September 30, 2001.

(12)        Income Taxes

For the years ended September 30, 2001 and 2000, the Company has incurred net operating losses of approximately $5,607,000 and $2,327,000 for income tax purposes. The amount of and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations. The net change in the valuation allowance was an increase of approximately $2,241,000 and $1,274,000 for the years ended September 30, 2001 and 2000, respectively.

At September 30, 2001, the Company has net operating loss carryforwards available to offset future taxable income of approximately $9,502,000 which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. Due to the frequency of equity transactions within the Company, it is likely that the use of net operating loss carry forwards will be limited. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at September 30, 2001:

                                                      2001
                                               --------------------
Net operating loss carryforwards               $        3,544,000
Common stock options issued for services
                                                          471,000
Depreciation and reserves                                 282,000
Core technology                                          (191,000)
Valuation allowance                                    (4,106,000)
                                               --------------------
                                               $               -
                                               ====================

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2001 and 2000 are as follows:

                                                      2001          2000
                                                -------------- ---------------
Federal income tax benefit at
   statutory rate                               $   2,897,000  $   1,171,000
State income tax benefit, net of
   federal income tax effect                          281,000        114,000
Beneficial conversion features and
   preferred stock warrants associated with
   borrowings under
   a related-party line of credit                    (833,000)           -
Conversion inducement for Series A convertible
   debenture                                          (93,000)           -
Meals and entertainment                               (11,000)        (2,000)
Other                                                     -           (9,000)
Change in valuation allowance                      (2,241,000)    (1,274,000)
                                                -------------- ---------------
Effective income tax rate                       $          -   $          -
                                                ============== ===============


(13)        Commitments and Contingencies

Legal Matters

The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of management, after discussions with legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Lease Obligations

The Company leases a facility under a noncancellable operating lease that expires in November 2005. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2001 are approximately as follows:

Year Ending September 30:             Amount
-------------------------      ---------------------
      2002                     $         62,000
      2003                               64,000
      2004                               68,000
      2005                               11,000
                               ---------------------
                               $        205,000
                               =====================


Rent expense related to this non-cancelable operating lease was approximately $60,000 and $57,000 for the years ended September 30, 2001 and 2000, respectively. Additionally, the Company leases a facility on a month-to-month basis with monthly base rent of $5,000.

Employment Agreements

Following the merger with SecureAlert in July 2001 (see Note 3), the Company entered into employment agreements with three individuals each of whom was a former SecureAlert shareholder, director and officer which expire in July 2003. The aggregate minimum annual salary payments required by these contracts is $300,000. In the event that, during the agreement term, the individual is terminated without cause by the Company, the individual is entitled to receive the compensation and benefits under the term of the agreement in a lump sum payment on the date of termination.

Indemnification Agreements

In November 2001, the Company's board of directors agreed that the Company would indemnify officers and directors of the Company against personal liability incurred by them in the conduct of their duties for the Company. In the event that any of the officers or directors of the Company are sued or claims or actions are brought against them in connection with the performance of their duties and the individual is required to pay an amount, the Company will immediately repay the obligation together with interest thereon at the greater of 10 percent per year or the interest rate of any funds borrowed by the individual to satisfy their liability.

Purchase Agreement

The Company has an agreement with Uniden, a manufacturer of consumer electronics. Under the agreement, the Company has committed to purchase a minimum of 65,000 mobile telephone units. In the event that the Company does not purchase the minimum number of units by January 31, 2002, the Company agrees to pay Uniden the remainder of the actual unamortized portion of Uniden's original tooling. Management believes the Company will not incur a material obligation for the unamortized portion of the Uniden's original tooling.

Purchase and Royalty Agreement

On July 1, 2001, the Company entered into an agreement with Philips, a manufacturer of consumer electronics. Under the agreement, the Company has committed to a minimum amount of purchases. This agreement expires on June 30, 2006, provided however, that Philips can terminate the agreement if the Company fails to maintain cumulative purchase volumes of $1,500,000, $3,500,000, $5,750,000, $8,250,000 and $11,250,000 in years one through five of the contract,  respectively.  From the date of the  acquisition of SecureAlert  (see
Note 3) through September 30, 2001, the Company purchased $232,692 in consumer electronics from Philips. Additionally, the Company has committed to pay Philips a 4.5 percent royalty on the cost of products that carry the Magnavox brand purchased from either Philips or other manufacturers. From the date of the acquisition of SecureAlert through September 30, 2001, royalties to Phillips totaled $23,288.

(14)        Segment Information

As a result of the acquisition of SecureAlert in July 2001 (see Note 3), the Company is organized into two business segments based primarily on the nature of the Company's products. The Company's Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The Company's SecureAlert segment is engaged in the business of developing, distributing and marketing mobile emergency and personal security systems to distributors and consumers, and distributing consumer electronics products to the manufactured home market. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 2).

The following table reflects certain financial information relating to each reportable segment for each of the years ended September 30, 2001 and 2000:

                                                                         2001                         2000
                                                              ---------------------------- ----------------------------
        Net sales:
           SecureAlert:
              Consumer electronics                            $               605,884      $                   -
              Mobile emergency and personal security systems
                                                                             138,942                          -
                                                              ---------------------------- ----------------------------
                                                                             744,826                          -
           Reagents                                                          502,807                      496,211
                                                              ---------------------------- ----------------------------
                                                              $             1,247,633      $              496,211
                                                              ============================ ============================

        Operating income (loss):
           SecureAlert                                        $              (566,271)     $                   -
           Reagents                                                          (82,164)                      18,385
           Other (unallocated)                                            (5,261,716)                  (3,479,219)
                                                              ---------------------------- ----------------------------
                                                              $            (5,910,151)     $           (3,460,834)
                                                              ============================ ============================

        Depreciation and amortization:
           SecureAlert                                        $                61,368      $                   -
           Reagents                                                           35,812                       58,342
           Other (unallocated)                                                 2,744                          920
                                                              ---------------------------- ----------------------------
                                                              $                99,924      $               59,262
                                                              ============================ ============================

        Capital expenditures:
           SecureAlert                                        $                11,082      $                   -
           Reagents                                                            3,100                        9,193
           Other (unallocated)                                                29,270                          -
                                                              ---------------------------- ----------------------------
                                                              $                43,452      $                9,193
                                                              ============================ ============================

        Identifiable assets:
            SecureAlert (including goodwill and intangibles
               of ($8,289,542)                                $             9,872,538      $                   -
           Reagents                                                          191,320                      353,968
           Other (unallocated)                                                42,442                      113,035
                                                              ---------------------------- ----------------------------
                                                              $           10,106,300       $              467,003
                                                              ============================ ============================

(15)        Subsequent Events

Events subsequent to September 30, 2001 not described elsewhere in these notes are as follows:

Financing Transactions

Subsequent to September 30, 2001, the Company entered into an agreement with a consultant whereby the Company issued an $800,000 promissory note for payment of $350,000 in services provided by the consultant ($250,000 of which were rendered and accrued prior to September 30, 2001) and receipt of $450,000 in cash. The promissory note bears interest at a rate of 22.5 percent per year and is due on September 30, 2002. Interest is payable monthly commencing on November 1, 2001. If the Company fails to make the monthly interest payments within 15 days of the due date the entire principal balance and accrued interest become immediately due and payable. The promissory note is personally guaranteed by Messrs. Derrick and Dalton and collateralized by 1,000,000 shares of the Company's common stock held by them. Furthermore, the Company will issue 100,000 shares of common stock to the consultant for services to be performed through September 30, 2002.

Subsequent to September 30, 2001, the Company entered into an agreement with a company whereby the Company borrowed $1,543,974 repayable in six monthly installments of $264,886. The borrowings are personally guaranteed by two officers of the Company, however, the two officers are indemnified from their personal guarantees by Messrs. Derrick and Dalton. An officer of the Company has a three percent ownership interest in the lending company.

Subsequent to September 30, 2001, the Company sold 32,000 shares of common stock to a third party for $96,000. The holder has the option to require the Company to repurchase the common stock if notice of exercise of this option is given in writing to the Company with a 60-day period commencing at the end of nine months from date of issuance. This option automatically expires if it is not exercised with in the 60-day period.

Consulting Agreements

Subsequent to September 30, 2001, the Company entered into an agreement with a consulting group for contract engineering services to be performed through March 31, 2003, whereby the consultant received 20,000 shares of the Company's common stock and a warrant to purchase 20,000 shares of common stock at an exercise price of $3.00 per share. The warrant expires five years from the date of grant and was vested upon issuance. In addition to the shares and the warrant, the Company has agreed to pay the consulting group approximately $30,000 per month through the term of the agreement.

Subsequent to September 30, 2001, the Company entered into an agreement with a consultant, who is a related party, for services performed whereby the consultant received 55,000 shares of the Company's common stock. Additionally, subsequent to March 31, 2002, the consultant will have the option to require the Company to repurchase up to 105,000 shares of the Company's common stock held by the consultant at a price of $3.00 per share. However, if the common stock of the Company is then traded in the over-the-counter market or on a recognized exchange and the consultant can readily and efficiently sell such shares at $3.00 or more per share, at which time the put option will terminate.

Common Stock Option Issuances

Subsequent to September 30, 2001, the Company granted employees options to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. The options expire five years from the date of grant and were vested upon issuance.

Subsequent to September 30, 2001, the Company granted two outside directors of the Company options to purchase 400,000 shares of common stock at an exercise price of $3.00 per share. The options expire five years from the date of grant and were vested upon issuance.

Cellular Access Agreement

In October 2001, the Company entered into an agreement with a vendor for cellular switching access. Under the agreement, the vendor will provide software interface and a dedicated circuit for the Company's MobilPal network. The cost to the Company in the first year of the agreement will be a minimum of $15,000. In years two and three, the minimum required monthly payments will be $15,000 and $25,000, respectively.