Form 10KSB/A
period 2001-09-30
REMOTE MDX INC
filed 2002-02-22
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                Amendment No. 1

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

 There were 8,411,694 shares of common stock of the registrant outstanding as of January 10, 2002.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---
The registrant is filing this amendment to correct disclosure in Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management and Item 12, "Certain Relationships and Related Transactions."

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


                                                                                    Of shares
                                                                                  beneficially
                                                                Number of      owned, amount that
                                                                  Shares         may be acquired      Percent of
                                                               Beneficially     within 60 days by    Outstanding
                     Name of Beneficial Owner                     Owned          option exercise      Shares (2)
                     ------------------------                     -----          ---------------      ----------

        David G. Derrick (3)                                        6,363,051                    -      49.3%

        James J. Dalton (4)                                         1,959,097                    -      20.2%

        Wilford W. Kirton, III (5)                                    150,003              150,000        1.8%

        Michael G. Acton (6)                                          237,401              151,894        2.8%

        Tom Natale (7)                                                354,799              198,367        4.1%

        Peter McCall (8)                                              770,050              300,000        8.5%

        Robert E. Childers (9)                                        335,000              100,000        3.9%

        Brian Boling (10)                                             338,860              194,275        3.9%
        Battelle Memorial Institute (11)
        505 King Avenue                                             1,750,000            1,350,000      17.9%
        Columbus, OH 43201-2693

        J. Lee Barton (12)                                          1,060,002                    -      12.3%
        196 No. Forest Ave.
        P.O. Box 388
        Hartwell GA 30643

        All officers and directors as a group (8 persons)          10,508,261              888,903      66.3%
        (13)

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

          (12) Of the total number of shares beneficially owned by Mr. Barton, 726,667 shares are held directly and 133,334 are held in the name of Lintel Corporation, an entity owned and controlled by Mr. Barton. Of the 726,667 shares held directly by Mr. Barton, 60,000 shares were received as an inducement for Lintel Corporation to convert a debenture in the face amount of $400,000 into 133,334 shares of common stock. Lintel
               Corporation acquired the debenture in March 2001. The remaining 666,667 shares held directly by Mr. Barton were issued in connection with a settlement of a loan agreement with Messrs. Derrick and Dalton as described in "Certain Relationships and Related Transactions." Mr. Barton became the indirect owner of 33,334 shares of Series B Preferred Stock when Lintel Corporation purchased and became the record holder of 33,334 shares of Series B Preferred Stock. Mr. Barton directly purchased 166,667 shares of Series B Preferred Stock from Messrs. Derrick and Dalton and became the record holder of these shares. See, "Certain Relationships and Related Transactions."

          (13) Does not include duplicate entries. Assumes exercise of all options and warrants and conversion of all preferred stock indicated.


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


         In connection with the Company's offering of Series B Preferred Stock in fiscal year 2001, the placement agent notified the Company that the minimum $2,000,000 in proceeds had not been met. In order to complete first offering, Messrs. Derrick and Dalton personally entered into a loan agreement with J. Lee Barton to borrow sufficient proceeds to close the offering. In connection with the loan agreement, Mr. Derrick was required to issue 666,667 shares of common stock owned by him to Mr. Barton. As the Company could not have completed the offering without the funding, the issuance of the shares by Mr. Derrick was deemed to be for the benefit of the Company. Accordingly, the Company recorded the value of the shares, $2,000,001, based upon an estimated fair value of $3.00 per share of common stock, as a capital contribution from Mr. Derrick and a Series B Preferred Stock offering cost.

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


3.01(1)   Amendment  to  Articles  of  Incorporation   for  Change  of  Name
          (previously filed)


3.01(2)   Amendment  to  Articles  of  Incorporation   Amending  Rights  and
          Preferences of Series A Preferred Stock (previously filed)

3.01(3) Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed)

3.01(4) Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc. (previously filed)

3.02 Bylaws (incorporated by reference to the Company's Registration Statement on Form 10-SB, effective December 1, 1997)

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

                      Dated: Fenruary 20, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                    Date


/s/ David G. Derrick      Director, Chairman, and           February 20, 2002
-------------------------
David G. Derrick          Chief Executive Officer


/s/ James Dalton          Director, Vice Chairman           February 20, 2002
-------------------------
James Dalton


/s/ Wilford W. Kirton III Director                          February 20, 2002
-------------------------
Wilford W. Kirton, III


                          Director                          February 20, 2002
-------------------------
Peter McCall


                          Director                          February 20, 2002
-------------------------
Robert E. Childers


/s/ Michael G. Acton      Chief Financial Officer           February 20, 2002
-------------------------
Michael G. Acton

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