Form 10QSB
period 2001-12-31
REMOTE MDX INC
filed 2002-03-22
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .
                                                    -----------    ------------


                         Commission File Number 0-23153

                                 REMOTEMDX, INC.
        (Exact name of small business issuer as specified in its charter)



         Utah                                         87-0543981
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)


5095 West 2100 South
Salt Lake City, Utah                                                84120
(Address of principal executive offices)                         (Zip Code)

                                 (801) 974-9474
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ -

As of March 15, 2002, the issuer had issued and outstanding 8,813,993 shares of common stock, par value $0.0001.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


                                                                           Page
                                                                            No.


PART I.  FINANCIAL INFORMATION

1.       Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of
         December 31, 2001.....................................................3

         Unaudited Condensed Consolidated Statements of Operations for
         the three months ended December 31, 2001 and 2000.....................4

         Unaudited Condensed Consolidated Statements of Stockholder's Equity
         for the three months ended December 31, 2001..........................5

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the three months ended December 31, 2001 and 2000.....................6

         Notes to Unaudited Condensed Consolidated Financial Statements........7

2.       Management's Discussion and Analysis or Plan of Operation............16

PART II. OTHER INFORMATION....................................................22

2.       Changes in Securities and Use of Proceeds............................22

6.       Exhibits and Reports on Form 8-K.....................................22

                                     PART I
 Item 1 - Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                         December 31,
                                                                                             2001
                                                                                        ----------------
Assets
Current assets:
   Cash                                                                                 $      72,395
   Cash in escrow                                                                             210,000
   Accounts receivable, net of allowance for doubtful accounts of $107,000                    547,731
   Inventories                                                                              1,728,469
   Prepaid expenses                                                                            16,705
                                                                                        ----------------

                Total current assets                                                        2,575,300

Property and equipment, net of accumulated depreciation and amortization of $460,724          331,012
Core technology, net of accumulated amortization of $93,334                                   466,666
Goodwill                                                                                    7,776,209
                                                                                        ----------------
                Total assets                                                            $  11,149,187
                                                                                        ================

Liabilities and Stockholders' Equity
Current liabilities:
   Purchase obligation to former SecureAlert shareholders, net of discount of $56,581   $   1,143,419
   Notes payable                                                                            1,712,834
   Bank line of credit                                                                        552,760
   Related-party convertible notes payable                                                    500,000
   Related-party line of credit                                                               425,526
   Series A 15% convertible debentures                                                         40,000
   Accounts payable                                                                         1,917,426
   Accrued liabilities                                                                        487,049
   Dividends payable                                                                          120,905
   Deferred revenue                                                                            12,599
                                                                                        ----------------
                Total current liabilities                                                   6,912,518
                                                                                        ----------------

Commitments and contingencies (Notes 3,5,6 and 7)
Redeemable common stock at redemption value of $3 per share; 152,000 shares outstanding       456,000
                                                                                        ----------------

Stockholders' equity:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares              3
       designated; 29,564 shares outstanding (aggregate liquidation preference of
       $8,024,828)
     Series B;  convertible; $0.0001 par value; 2,000,000 shares designated; 700,001               70
       shares outstanding (aggregate liquidation preference of $2,100,003)
   Common stock;  $0.0001 par value; 50,000,000 shares authorized 8,405,708 shares                840
     outstanding
   Additional paid-in capital                                                              29,389,106
   Deferred consulting costs                                                                 (225,000)
   Deferred financing costs                                                                   (38,572)
   Series A preferred stock subscription receivable - due from related party                 (338,300)
   Accumulated deficit                                                                    (25,007,478)
                                                                                        ----------------
                Total stockholders' equity                                                  3,780,669
                                                                                        ----------------
                Total liabilities and stockholders' equity                              $  11,149,187
                                                                                        ================



See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                               Three Months Ended
                                                                                  December 31,
                                                                       ------------------------------------
                                                                             2001              2000
                                                                       -----------------  -----------------
Net sales                                                              $     2,288,251    $     114,205
Cost of goods sold                                                           1,850,102           70,850
                                                                       -----------------  -----------------
                Gross profit                                                   438,149           43,355

Research and development expenses                                              185,751              -
Selling, general and administrative expenses                                 1,804,042          654,704
Amortization of core technology                                                 46,667              -
                                                                       -----------------  -----------------
                Loss from operations                                        (1,598,311)        (611,349)
Other income (expense):
   Interest income                                                               3,453            2,244
   Interest expense                                                         (1,583,624)             -
                                                                       -----------------  -----------------
                Net loss                                                    (3,178,482)        (609,105)
Dividends on Series A preferred stock                                         (120,905)         (90,250)
                                                                       -----------------  -----------------
                Net loss attributable to common stockholders           $    (3,299,387)   $    (699,355)
                                                                       =================  =================
Net loss per common share - basic and diluted                          $         (0.47)   $       (0.23)
                                                                       =================  =================
Weighted average shares - basic and diluted                                  7,044,047        3,038,886
                                                                       =================  =================



See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                         Redeemable                    Preferred Stock
                                                          -----------------------------------------
                                        Common Stock          Series A              Series B               Common Stock
                                    --------------------  -------------------  --------------------  ----------------------
                                      Shares    Amounts    Shares     Amount     Shares     Amount      Shares      Amount
                                    ----------  --------  --------  ---------  ---------  ---------  ------------  --------
Balance at September 30, 2001            -      $    -     24,181   $       2   700,001   $      70   7,841,585    $   784
Issuance of redeemable common
stock for:
   Cash                               32,000     96,000       -           -         -           -           -           -
   Services                           70,000    210,000       -           -         -           -           -           -
   Conversion from common stock       50,000    150,000       -           -         -           -       (50,000)        (5)
Issuance of common stock for:
   Services                              -          -         -           -         -           -       111,186         11
   Conversion of debentures and          -          -         -           -         -           -        19,937          2
     interest
   Conversion of Series A                -          -      (1,305)        -         -           -       483,000         48
     preferred stock
Issuance of Series A preferred
     stock for:
   Cashless exercise of warrants         -          -       4,594           1       -           -           -           -
   Settlement of liability
     associated with borrowings
     under a related-party line          -          -       2,094         -         -           -           -           -
     of credit
Issuance of common stock options
   to consultants for services           -          -         -           -         -           -           -           -
Amortization of deferred                 -          -         -           -         -           -           -           -
   consulting costs
Amortization of deferred                 -          -         -           -         -           -           -           -
   financing costs
Net loss                                 -          -         -           -         -           -           -           -
Dividends on Series A preferred          -          -         -           -         -           -           -           -
stock
                                    ----------  --------  --------  ---------  ---------  ---------  ------------  --------
Balance at December 31, 2001         152,000    $456,000   29,564   $       3    700,001  $      70   8,405,708    $    840
                                    ----------  --------  --------  ---------  ---------  ---------  ------------  --------







                                                                           Preferred
                                      Additional   Deferred   Deferred       Stock

                                       Paid-In    Consulting  Financing  Subscriptions  Accumulated

                                       Capital      Costs       Costs     Receivable      Deficit
                                     ------------  ----------  ---------  ------------  -------------
Balance at September 30, 2001        $27,652,020   $     -     $     -    $  (338,300)  $(21,708,091)
Issuance of redeemable common
stock for:
   Cash                                     -            -           -             -            -
   Services                                 -            -      (45,000)           -            -
   Conversion from common stock         (149,995)        -           -             -            -
Issuance of common stock for:
   Services                              333,547    (300,000)        -             -            -
   Conversion of debentures and           59,809         -           -             -            -
     interest
   Conversion of Series A                    (48)        -           -             -            -
     preferred stock
Issuance of Series A preferred
     stock for:
   Cashless exercise of warrants              (1)        -           -             -            -
   Settlement of liability
     associated with borrowings
     under a related-party line        1,445,525         -           -             -            -
     of credit
Issuance of common stock options
   to consultants for services            48,249         -           -             -            -
Amortization of deferred                    -         75,000         -             -            -
   consulting costs
Amortization of deferred                    -            -        6,428            -            -
   financing costs
Net loss                                    -            -           -             -      (3,178,482)
Dividends on Series A preferred             -            -           -             -        (120,905)
stock
                                     ------------  ----------  ---------  ------------  -------------
Balance at December 31, 2001         $29,389,106   $(225,000)  $(38,752)  $  (338,300)  $(25,007,478)
                                     ------------  ----------  ---------  ------------  -------------







See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                 ------------------------------------
                                                                                       2001              2000
                                                                                 -----------------   ----------------
Cash flows from operating activities:
   Net loss                                                                      $     (3,178,482)   $    (609,105)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       74,213            7,095
       Amortization of discount on purchase obligation to former
         SecureAlert shareholders                                                          27,478              -
       Amortization of deferred consulting costs                                           75,000              -
       Amortization of deferred financing costs                                             6,428
       Interest expense related to preferred stock issuances associated
         with borrowings under related-party line of credit                             1,445,525              -
       Common stock issued for services                                                    33,558          150,000
       Redeemable common stock issued for services                                        165,000              -
       Common stock options issued for services                                            48,249           12,799
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                      (211,677)          (5,735)
           Inventories                                                                   (728,693)          (4,337)
           Prepaid expenses                                                                49,812              250
           Accounts payable                                                               735,800         (147,360)
           Accrued liabilities                                                           (172,641)          34,971
           Deferred revenue                                                               (70,561)             -
                                                                                 -----------------   ----------------
                Net cash used in operating activities                                  (1,700,991)        (561,422)
                                                                                 -----------------   ----------------
Cash flows from investing activities:
   Purchase of property and equipment                                                      (4,124)               -
                                                                                 -----------------   ----------------
Cash flows from financing activities:
   Payments to escrow account                                                            (210,000)             -
   Net borrowings under related-party line of credit                                      409,526          335,000
   Net payments on bank line of credit                                                    (40,827)             -
   Proceeds from issuance of redeemable common stock                                       96,000                -
   Proceeds from issuance of notes payable                                              1,968,974              -
   Payments on notes payable                                                             (506,140)             -
                                                                                 -----------------   ----------------
                Net cash provided by financing activities                               1,717,533          335,000
                                                                                 -----------------   ----------------
Net increase (decrease) in cash                                                            12,418         (226,422)
Cash, beginning of period                                                                  59,977          278,421
                                                                                 -----------------   ----------------
Cash, end of period                                                              $         72,395    $      51,999
                                                                                 =================   ================




See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                       ------------------------------------
                                                                             2001              2000
                                                                       ---------------- -------------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $         55,722 $             -
Supplemental schedule of non-cash investing and financing activities:
   Series A convertible debentures and related accrued interest
     converted into shares of common stock                                       59,811              -
   Series A preferred stock dividends                                           120,905           90,250
   Conversion of accrued liability into a note payable                          250,000              -
   Deferred consulting costs resulting from issuance of nonforfeitable
     common stock                                                               300,000              -
   Deferred financing costs resulting from issuance of nonforfeitable
     redeemable common stock                                                     45,000              -





See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      ORGANIZATION AND NATURE OF OPERATIONS

The Company is a technology-based remote personal safety, medical, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs. The Company contracts with national call centers for delivery of monitoring services.

Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years management has begun to pursue a more expanded role in the medical diagnostic industry by providing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001 (see Note 3), the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and consumer electronics products. The Company's revenues for the three months ended December 31, 2001, were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents. The Company is pursuing the development of remote health monitoring products.


(2)      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

(3)      ACQUISITION OF SECUREALERT

On July 2, 2001, the Company consummated a merger agreement to acquire SecureAlert, a Tennessee corporation engaged in the business of manufacturing and selling home and personal security devices and other electronic devices. The consideration for the acquisition consisted of 1,433,333 shares of common stock with a fair value of $4,299,999 and $1,400,000 in cash. Of the acquisition consideration, 233,333 shares of common stock and $200,000 in cash were delivered upon consummating the merger agreement. The remaining 1,200,000 shares and $1,200,000 in cash were to be delivered in installments on the last day of each of six successive calendar quarters beginning September 30, 2001.

The Company failed to pay the required September 30, 2001 installment payments of cash and shares. On October 15, 2001, the Company received a notice of default. On November 30, 2001, the Company and the former SecureAlert shareholders amended the merger agreement. The amended agreement required the Company to (i) disburse the $200,000 and 200,000 share payments due originally on September 30, 2001 on or before December 5, 2001, (ii) pay a fee of $10,000 to a former shareholder of SecureAlert on or before December 5, 2001, for the extension through December 14, 2001 of the shareholder's letter of credit in the amount of $202,000 securing the bank line of credit (see Note 5) and (iii) distribute the $200,000 and 200,000 share payments originally due on December 31, 2001 on or before December 14, 2001, provided that if the Company could not obtain a new line of credit replacing the then current bank line of credit, the due date would be extended to December 31, 2001. In addition, Mr. David Derrick, the Company's chief executive officer and chairman of the board of directors, and Mr. James Dalton, a director of the Company, agreed to personally establish a letter of credit in the principal amount of $800,000 in favor of the bank and use their best efforts to obtain the release of the personal guarantees of four of the former SecureAlert shareholders under a bank line of credit. Additionally, the agreement, as amended, now provides that if in the event of default, and if the former SecureAlert shareholders exercise their right to receive the shares of SecureAlert, they will have one year from that date to repay intercompany borrowings (approximately $2,461,000 at December 31, 2001) less any amount then outstanding under an intercompany loan agreement ($600,000 at December 31, 2001). The obligation to repay this amount would be personally guaranteed by four former SecureAlert shareholders.

Notwithstanding the above, the former shareholders of SecureAlert requested that the required payments be made after December 31, 2001. During December 2001, the Company deposited $210,000 of the required payments into an account for the benefit of the former shareholders of SecureAlert. Subsequent to December 31, 2001, the Company made the required payments and satisfied all of the above requirements of the amended agreement. The remaining 800,000 shares have been placed in escrow and are to be released in installments of 200,000 shares on the last day of each of four consecutive calendar quarters, beginning March 31, 2002. Additionally, the remaining $800,000 in cash is scheduled to be paid in installments of $200,000 on the same dates.

If the Company issues or sells any shares of common stock through June 2003 for consideration which is less than $3.00 per share, then the number of shares issuable to the former SecureAlert shareholders will be increased to an amount equal to $4,299,999 divided by the new per share value.

The following unaudited pro forma financial information for the three months ended December 31, 2000 presents the results of operations of the Company as if the acquisition of SecureAlert had occurred as of October 1, 2000, the beginning of the Company's fiscal year 2001, after giving effect to certain adjustments, including the amortization of core technology, interest expense and the issuance of common shares. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisition been made on October 1, 2000.

                                                           Three Months Ended
                                                            December 31, 2000
                                                         -----------------------
      Revenues                                             $      804,011
      Net loss attributable to common shareholders               (680,029)
      Basic and diluted net loss per common share                  (0.23)

In addition to the acquisition consideration, the Company agreed to grant employment-based options to purchase up to an aggregate of 1,000,000 shares of common stock to four former officers and directors of SecureAlert and current employees of the Company. The options have an exercise price of $3.00 per share and are exercisable over five years from the date of vesting. Vesting was to occur on the date that SecureAlert achieved $20,000,000 in aggregate gross revenues for the two-year period commencing on July 2, 2001 and the number of shares issuable upon exercise of the options was to be decreased by the amount that gross revenues were less than $20,000,000 divided by $3.00 per share. In addition, if SecureAlert had a loss for the two-year period following July 2, 2001, the number of shares issuable upon exercise of the options was to be decreased at the rate of one share for every $3.00 of loss incurred. On November 30, 2001, the option terms were amended and all options were immediately vested.

(4)      INVENTORIES

Substantially all items included in inventory are finished goods and consist of the following as of December 31, 2001:

      Consumer electronics                                 $          313,233
      Mobile emergency and personal security systems                1,366,731
      Reagent stains                                                   48,505
                                                         -----------------------
                                                           $        1,728,469
                                                         =======================

(5)      NOTES PAYABLE

During the three months ended December 31, 2001, the Company entered into an agreement with a consultant whereby the Company issued an $800,000 promissory note as payment of $250,000 for services rendered and accrued prior to September 30, 2001 and for $550,000 in cash. During the three months ended December 31, 2001, the Company received $425,000 of the cash and as of December 31, 2001, $125,000 remains due from the consultant. The promissory note bears interest at a rate of 22.5 percent per year and is due on September 30, 2002. Interest is payable monthly commencing on November 1, 2001. If the Company fails to make the monthly interest payments within 15 days of the due date, the entire principal balance and accrued interest become immediately due and payable. The promissory note is personally guaranteed by Messrs. Derrick and Dalton and collateralized by 1,000,000 shares of the Company's common stock held by them. As of December 31, 2001, $675,000 is outstanding under the promissory note. Furthermore, the Company issued 100,000 shares of common stock to the consultant for services to be performed through September 30, 2002. The value of these shares ($300,000) was recorded as deferred consulting in the accompanying condensed consolidated financial statements and is being amortized on a straight-line basis over the term of service. The deferred consulting is being amortized over the term of the agreement.

During the three months ended December 31, 2001, the Company entered into an agreement with a company whereby the Company borrowed $1,543,974, with interest payable at 10 percent per year and repayable in six monthly installments of $264,886. The borrowings are secured by certain of the Company's inventory. The borrowings are personally guaranteed by two officers of the Company; however, the two officers are indemnified from their personal guarantees by Messrs. Derrick and Dalton. One of the two officers has a three-percent ownership interest in the lending company. As of December 31, 2001, $1,037,834 remains outstanding under the agreement. Subsequent to December 31, 2001, the above payment terms were modified such that the outstanding amount is repayable in 12 monthly installments of $91,734.


(6)      BANK LINE OF CREDIT

As of December 31, 2001, the Company had $552,760 outstanding under a line of credit agreement with SunTrust Bank. Borrowings under the line of credit were limited to the lesser of $600,000 or a borrowing base equal to the sum of 60 percent of the Company's current accounts receivable, as defined in the agreement, plus 40 percent of the Company's current inventory, as defined in the agreement. The interest rate associated with the line of credit was the 30-day average LIBOR rate plus 2.15 percent (4.20 percent as of December 31, 2001) and borrowings were due January 31, 2002. Additionally, the agreement required the Company to maintain certain financial and non-financial covenants and required the bank's consent to certain transactions, including transactions between SecureAlert and RemoteMDx, Inc. Subsequent to December 31, 2001, the Company renegotiated this line of credit to increase the borrowing base to $1,750,000. Additionally, the due date of the line of credit was extended to July 1, 2002 and all financial covenants were removed. The amended line of credit requires that borrowings are collateralized by certificates of deposit and personal letters of credit as discussed below.

During the three months ended December 31, 2001, a trust, whose trustee is the brother of an executive officer of the Company, provided a $300,000 letter of credit as collateral for the line of credit. The trust's letter of credit expires on June 30, 2002. As consideration for establishing the letter of credit, the Company issued 15,000 shares of common stock to the trust. The trust has the option, but not the obligation, to require the Company to repurchase these shares on June 30, 2002 at a price of $3.00 per share (see Note 11). The value of these shares ($45,000) was recorded as a deferred financing cost and as redeemable common stock in the accompanying condensed consolidated balance sheet as of December 31, 2001. The deferred financing costs are being amortized as interest expense over the term of the letter of credit. In the event that the bank draws on the letter of credit, the Company will repay the amount drawn together with interest thereon at a rate of 12 percent per year until paid in full.

In December 2001, Mr. Derrick assigned two certificates of deposit in the aggregate amount of $500,000 as collateral for the line of credit.

Subsequent to December 31, 2001, Tom Natale, the President of the Company, assigned a certificate of deposit in the amount of $100,000 as collateral for the line of credit. This assignment expires on June 30, 2002. As consideration for the assignment, the Company issued 5,000 shares of its common stock to Mr. Natale.

Subsequent to December 31, 2001, one of the former shareholders of SecureAlert, established two letters of credit in the aggregate amount of $402,000 as collateral for the line of credit. A letter of credit in the amount of $202,000 expires on June 30, 2002 and the second letter of credit in the amount of $200,000 expires on August 30, 2002. As consideration for establishing the letters of credit, the Company issued 20,000 shares of its common stock to the individual. The individual also received warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $3.00 per share. These warrants expire on December 31, 2006.

Subsequent to December 31, 2001, a relative of an employee of the Company assigned two certificates of deposit in the aggregate amount of $200,000 as collateral for the line of credit. This assignment expires on June 30, 2002. As consideration for the assignment, the Company issued 10,000 shares of its common stock to the individual.

Subsequent to December 31, 2001, an individual established a letter of credit in the amount of $100,000 as collateral for the line of credit. This letter of credit expires on July 31, 2002. As consideration for establishing the letter of credit, the Company issued 5,000 shares of its common stock to the individual.

Each of the three individuals noted above has the option, but not the obligation, to require the Company to repurchase the shares issued to them in connection with these transactions at the end of six months from the date of the assignment of their respective certificate of deposit or letter of credit, at a price of $3.00 per share (see Note 11). In the event that the bank draws on the letter of credit or asserts a claim against the certificates of deposit, the Company will repay the amount drawn or claimed together with interest thereon at a rate of 12 percent per year until paid in full. Additionally, the assignments are secured by the assets of the Company.

Subsequent to December 31, 2001, the Company established a letter of credit with a bank in the amount of $250,000 as collateral for the line of credit. This letter of credit expires on August 1, 2002 and is personally guaranteed by a shareholder of the Company, however, the shareholder is indemnified from his personal guarantee by Messrs. Derrick and Dalton.. As consideration for the guarantee, the Company will issue 10,000 shares of its common stock to the individual.

The value of the shares and warrants issued to the above individuals for establishing letters of credit or assigning certificates of deposit, will be recorded as deferred financing cost and amortized as interest expense over the respective term of the letter of credit or assignment.

(7)      RELATED-PARTY LINE OF CREDIT

As of December 31, 2001, $425,526 in borrowings were outstanding under a line of credit agreement with ADP Management, an entity controlled by Mr. Derrick. Through December 31, 2001, borrowings bore interest at the prime rate (4.75 percent at December 31, 2001) and were due on December 31, 2001.

Under the terms of this line of credit, the Company was required to issue to ADP Management a warrant to purchase one share of Series A Preferred Stock at a price of $200 per share for every $200 in principal loaned under the line of credit. The warrants included a cashless exercise provision. Based on the terms of the line of credit and a common stock value of $3.00 per share, upon a cashless exercise of the warrants ADP Management had the ability to receive 0.82 shares of Series A Preferred Stock or approximately 303 shares of common stock for each $200 advanced under the line of credit, assuming conversion of the Series A preferred shares.

During the three months ended December 31, 2001, borrowings under the line of credit totaled $1,445,525 and repayments totaled $1,035,999. Despite the fact that a portion of the borrowings were repaid within a relatively short period of time, the Company was obligated to issue warrants to ADP Management to purchase up to 7,228 shares of Series A Preferred Stock as described above.

In March 2002, the Company and ADP Management entered into an amendment to the line of credit agreement, effective December 31, 2001. The amendment was negotiated on behalf of the Company by the independent members of the Company's Board of Directors. The amendment terminated the obligation to grant warrants to purchase shares of Series A Preferred Stock, capped at 6,668 the number of shares of Series A Preferred Stock issuable upon conversion or under warrants granted at December 31, 2001 and canceled all unexercised warrants to purchase shares of Series A Preferred Stock. The 6,688 shares of Series A Preferred Stock include shares issued to ADP Management during the three months ended December 31, 2001 resulting from ADP Management's exercise of warrants. These shares have been recorded as outstanding in the accompanying condensed consolidated financial statements as of December 31, 2001.

Additionally, the amendment extended the due date of amounts advanced under the loan agreement from December 31, 2001 to December 31, 2002 and provides that ADP Management will advance the balance of approximately ($600,000) to the Company no later than March 31, 2002. Under the amended and extended agreement, borrowings and guarantees do not bear interest. If ADP Management makes the additional advances as required by the amended agreement, the Company will grant to ADP Management warrants to purchase 3,450,000 shares of common stock at an exercise price equivalent to the conversion price of the Series A Preferred Stock issuable pursuant to the warrants originally provided for under the line of credit prior to amendment. This exercise price is the equivalent of $0.54 per share. These warrants do not have a cashless exercise feature and expire March 31, 2007. The amendment also provides that ADP Management will convert all of its shares of Series A Preferred Stock into shares of common stock based upon the current conversion terms of the Series A Preferred Stock.

During the three months ended December 31, 2001, the Company recorded interest expense of $1,449,139 associated with the line of credit with ADP Management. This amount includes $1,445,525 in non-cash interest expense related to the 6,668 shares of Series A Preferred Stock issued under the line of credit.


(8)      SERIES A 15 % CONVERTIBLE DEBENTURES

During the year ended September 30, 2001, the Company issued Series A 15% convertible debentures. The debentures and related interest are convertible at the option of the holder into shares of common stock at an initial conversion rate of $3.00 per share and were due on or before August 1, 2001. Total debentures outstanding and related accrued interest at December 31, 2001 were $40,000 and $4,962, respectively. During the three months ended December 31, 2001, debentures with a face amount of $55,000, together with interest thereon, were converted into 19,939 shares of common stock. The Company is currently negotiating with the holders of these notes in an effort to extend the due date or convert the debentures and related interest into shares of common stock.


(9)     RELATED-PARTY CONVERTIBLE PROMISSORY NOTES

In connection with the acquisition of SecureAlert (see Note 3), the Company assumed two promissory notes payable to former SecureAlert shareholders each with a principal balance of $250,000, and the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The promissory notes bear interest at a rate of five percent per year and are due July 2, 2002. During the three months ended December 31, 2001, the Company recorded interest expense of $6,302 on these promissory notes.


(10)    PREFERRED STOCK


Series A 10 % Convertible Non-Voting Preferred Stock

During the three months ended December 31, 2001, the Company issued 6,688 shares of Series A Preferred Stock related to the exercise of warrants issued in connection with the line of credit with ADP Management (see Note 7). Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the three months ended December 31, 2001, 1,305 shares of Series A Preferred Stock owned by ADP were converted into 483,000 shares of common stock. As of December 31, 2001, there were 29,564 shares of Series A Preferred Stock outstanding, which represents 10,938,680 common stock equivalents at a conversion rate of 370 for 1. Subsequent to December 31, 2001, 678 shares of Series A Preferred Stock owned by ADP were converted into 250,959 shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2001 and 2000, the Company recorded $120,905 and $90,250, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through December 31, 2001, the Company has not exercised its option to redeem shares of Series A Preferred Stock.

Warrants to Purchase Series A Preferred Stock

Under the line of credit agreement with ADP Management (see Note 7), as of June 1, 2001, the Company was to grant ADP Management the right to purchase one share of Series A Preferred Stock at an exercise price of $200 per share for each $200 advanced under the line of credit. The warrants were to expire on December 31, 2002. The Series A Preferred Stock warrants included a cashless exercise provision. This arrangement was amended by the Company and ADP Management in March 2002, at which time all unexercised warrants at December 31, 2001 were terminated and the number of shares issuable upon the exercise of warrants at December 31, 2001 was capped at 6,688 shares of Series A Preferred Stock. (See
Note 7.)

Subscription to Purchase Series A Preferred Stock

As of December 31, 2001, $338,300 remains outstanding from MK Financial, an entity controlled by Mr. Derrick. Management expects this amount to be paid during fiscal year 2002.

Series B Convertible Preferred Stock

As of December 31, 2001, there were 700,001 shares of Series B preferred stock outstanding. Shares of Series B preferred stock are convertible into shares of common stock on a 1 for 1 basis. Subsequent to December 31, 2001, the Company issued 135,824 shares of Series B Preferred Stock for gross proceeds to the Company of $407,481, net of offering costs of $41,308.

The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of December 31, 2001, the Company has not exercised its option to redeem shares of Series B Preferred Stock.

(11)     COMMON STOCK

During the three months ended December 31, 2001, the Company issued 716,123 shares of common stock. Of these shares, 32,000 shares were issued for cash proceeds of $96,000, 181,186 shares were issued for services rendered or to be rendered, 483,000 shares were issued upon the conversion of 1,305 shares of Series A Preferred Stock (see Note 10), and 19,937 shares were issued as the result of the conversion of convertible debentures in the amount of $55,000 together with accrued interest of $4,811 (see Note 8).

Common Stock Subject to Redemption

Of the shares of common stock outstanding at December 31, 2001, 152,000 shares of common stock are subject to redemption as follows: (1) the holder of 32,000 of these shares has the option to require the repurchase of these shares at a price of $3.00 per share by giving notice of exercise of this option in writing to the Company within a 60-day period commencing at the end of nine months from date of issuance. This option automatically expires if it is not exercised within the 60-day period; (2) the holder of 105,000 shares has the option, subsequent to March 31, 2002, to require the repurchase of these shares at a price of $3.00 per share, however, if the common stock is then traded in the over-the-counter market or on a recognized exchange and the holder can readily and efficiently sell the shares at $3.00 or more per share, this put option will terminate; and (3) the holder of 15,000 shares has the option to require the Company to repurchase these shares on June 30, 2002 at a price of $3.00 per share.

Common Stock Options and Warrants

During the three months ended December 31, 2001, the Company granted options to:
(1) employees for the purchase of a total of 150,000 shares of common stock; (2) a consultant for the purchase of 20,000 shares of common stock and (3) two outside directors for the purchase of an aggregate of 400,000 shares of common stock. All of the options described above have an exercise price of $3.00 per share, expire five years from the date of grant and are immediately exercisable. During the three months ended December 31, 2001, options to purchase 14,250 shares of common stock expired. As of December 31, 2001, options and warrants to purchase a total of 2,635,227 shares of common stock with a weighted average exercise price of $3.97 per share remain outstanding.


(12)     NET LOSS PER COMMON SHARE

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, shares reserved for issuance in connection with the acquisition of SecureAlert, the conversion of convertible debentures and related accrued interest, the exercise of Series A Preferred Stock warrants and shares issuable upon conversion of preferred stock. As of December 31, 2001 and 2000, there were 14,453,908 and 7,909,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive, thereby decreasing the net loss per common share.

(13)     SEGMENT INFORMATION

As a result of the acquisition of SecureAlert in July 2001 (see Note 3), the Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The SecureAlert segment is engaged in the business of developing, distributing and marketing mobile emergency and personal security systems to distributors and consumers, and distributing consumer electronics products to the manufactured home market. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended December 31, 2001 and 2000:

                                                      2001                   2000
                                              ---------------------- ---------------------
      Net sales:
        SecureAlert:
           Consumer electronics               $        2,050,775     $              -
           Mobile   emergency  and  personal
             security systems                            103,027                   -
                                              ---------------------- ---------------------
                                                       2,153,802                   -
        Reagents                                         134,449               114,205
                                              ---------------------- ---------------------
                                              $        2,288,251     $         114,205
                                              ====================== =====================
      Operating loss:
        SecureAlert                           $         (438,220)    $              -
        Reagents                                         (29,834)              (16,722)
        Other (unallocated)                           (1,130,257)             (594,677)
                                              ---------------------- ---------------------
                                              $       (1,598,311)    $        (611,399)
                                              ====================== =====================

(14)     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. Accordingly, the Company was required to apply certain provisions of the new standards for the acquisition of SecureAlert (see Note 3). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. As allowed by these statements, the Company adopted the remaining provisions on October 1, 2001. The adoption of these remaining provisions did not impact the Company's results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The Company adopted the provisions of this statement on October 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or liquidity.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Introduction

RemoteMDx is a technology-based remote personal safety, medical, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs. The Company contracts with national call centers for the delivery of monitoring services. The Company was incorporated in Utah in July 1995 under the name Volu-Sol, Inc., as a wholly owned subsidiary of Biomune Systems, Inc. ("Biomune"). Biomune spun off the Company by distributing shares of the Company's common stock pro rata as a stock dividend to the holders of the common stock of Biomune (the "Distribution"). As a consequence of the Distribution, RemoteMDx commenced operations as a separate, independent, publicly-held company in October 1997.


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


Business Strategy


Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents and growing through the selective acquisition of complementary businesses, devices and product lines. Over the past two years, management began to pursue a more expanded role in the medical diagnostic industry by developing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote monitoring devices. To reflect this new emphasis, the Company changed its corporate name to "RemoteMDx, Inc." and acquired SecureAlert II, Inc. ("SecureAlert II") in July 2001.


New Business Direction


Under its new business direction, RemoteMDx is specializing in providing personal security and monitoring products and services to meet the needs of a rapidly growing elderly population. The RemoteMDx family of products and services offered under the Magnavox(R) brands include both wireless and wired modes of connecting the elderly by the touch of a single button with emergency services, doctors, healthcare providers and loved ones. By utilizing global positioning satellite or "GPS" technology, the Company's Pal Services(TM) response center can locate the person in distress and dispatch the closest emergency services to the caller's location. In addition, through the Company's HomePal(TM) products, Pal Services(TM) is designing products to monitor the vital signs of its clientele on a daily basis and report to care providers if their health is within given parameters.


RemoteMDx's next generation product being developed through its strategic alliance with Battelle Memorial Institute ("Battelle"), is a wireless, wristwatch-type monitoring device equipped with GPS technology that is designed to be worn at all times by persons suffering from chronic health problems. This device, known as "PalWatch(TM)" unobtrusively takes the vital signs of the wearer and transmits the data wirelessly to a health care provider regardless of where the wearer is located. The PalWatch enables the care provider to remind the patient to take medications and provides monitoring capabilities in case of emergencies. Voice contact can be established with the monitoring center at the touch of a single button when vital signs are outside of established parameters or in case of emergencies. The PalWatch gives the chronically ill patient the safety and mobility to live a more normal life while being in constant contact with health care providers. It also provides the assurance that a live personal assistant is available to help if the wearer encounters an emergency.


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


The Company's SecureAlert subsidiary sells mobile and personal security systems, as well as consumer electronics products from its headquarters in Knoxville, Tennessee. During the three months ended December 31, 2001, SecureAlert began distribution of its new emergency cellular devices with global positioning satellite ("GPS") technology, the MobilePAL+GPS(TM). Other mobile security products include the 911Phone and related services. New applications of the core technology will also be introduced during fiscal year 2002, including technology and services for remote monitoring of the chronically ill. Currently, SecureAlert generates a majority of its revenues from the sale of consumer electronics. SecureAlert expects that by the end of fiscal year 2002 its product mix will be approximately evenly divided between consumer electronics and mobile and personal security products and services.


 Special Note Regarding Forward-looking Information


 Certain statements in this Item 2 - "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

Significant Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant accounting policies and areas where substantial judgements are made include:

Intangible and Long-lived Assets - Intangible assets consist of goodwill and core technology. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is not amortized but is subject to an impairment test which will be performed at least annually. Through the impairment test, the fair value of the reporting unit to which the goodwill is assigned will be compared with the reporting unit's carrying amount, including goodwill. A second test to determine the amount of impairment will be performed if the carrying amount of the reporting unit exceeds the fair value. This test will result in allocating the fair value to all of the assets and liabilities as if the reporting unit had been acquired and comparing the resulting fair value of goodwill to the carrying amount. The Company uses a market or income approach in determining the fair value of the reporting unit. The Company has not yet tested its goodwill for impairment. The Company plans to perform the annual impairment test on June 30, 2002 or earlier to the extent facts and circumstances indicate that a potential impairment has occurred. As of December 31, 2001, the Company does not believe that its goodwill is impaired. However, it is possible that the goodwill could be impaired in the near term based upon changes in market and other conditions and the amount of impairment loss could be material to the results of Company's operations.

The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of December 31, 2001, the Company does not consider any of its other long-lived assets to be impaired.

Revenue Recognition - The Company derives its revenue primarily from the sale of consumer electronics and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. The Company provides its customers a 30-day right of return policy for telephone products and no return rights for its other products. From the date of the acquisition of SecureAlert through December 31, 2001, the provision for sales returns was not significant.

Stock-based Compensation - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. The estimated fair value of stock-based compensation issued to non-employees is subject to assumptions made regarding the fair value of the Company's common stock (as ther Company's common stock is not currently actively traded on any exchange), risk-free interest rates, expected exercise lives and volatility. Actual results could differ from these estimates.


Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000


Net Sales


For the three months ended December 31, 2001, the Company had net sales of $2,288,251 compared to $114,205 for the three months ended December 31, 2000, an increase of $2,174,046. The increase in net sales resulted primarily from the acquisition of SecureAlert in July 2001. SecureAlert had net sales of $2,153,802 during the three months ended December 31, 2001. These sales consisted of $2,050,775 of consumer electronics and $103,027 of mobile emergency and personal security systems. Reagents had revenues for the three months ended December 31, 2001 of $134,449, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


For the three months ended December 31, 2001, the Company had cost of goods sold of $1,850,102 compared to $70,850 for the three months ended December 31, 2000, an increase of $1,779,252. The increase in cost of sales resulted primarily from the acquisition of SecureAlert. SecureAlert's cost of goods sold totaled $1,752,793 or 81% of SecureAlert's net sales during the three months ended December 31, 2001. Reagents' cost of goods sold totaled $97,309 or 72% of Reagent's net sales for the three months ended December 31, 2001, compared to $70,850 or 62% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to increased materials costs, wages and overhead costs.


Research and Development Expenses


For the three months ended December 31, 2001, the Company incurred research and development expenses of $185,751. During the three months ended December 31, 2001, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices, and related services and common stock options valued at $48,249 that were granted to a consultant.

Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $46,667 for the three months ended December 31, 2001.


Selling, General and Administrative Expenses


During the three months ended December 31, 2001, the Company incurred selling, general and administrative expenses of $1,804,042 compared to $654,704 for the three months ended December 31, 2000, an increase of $1,149,338. This increase relates primarily to the following: (1) approximately $647,000 of selling, general and administrative expenses from SecureAlert, (2) approximately $165,000 related to the issuance of redeemable common stock issued for services related to financing transaction services, (3) approximately $80,000 related to additional legal, accounting and consulting fees, (4) $60,000 related to consulting expenses paid to ADP, (5) $100,000 primarily related to increases in salaries and related benefits due to an increase in personnel and (6) approximately $122,000 of increased travel and other expenses. These increases were offset by a decrease of $25,000 in directors' fees.


Interest Income and Expense


During the three months ended December 31, 2001, the Company incurred interest expense of $1,583,624. This amount consists primarily of non-cash interest expense of $1,445,525 related to preferred stock issuances under a related-party line of credit, together with approximately $27,000 in amortization of a discount on the purchase obligation to former shareholders of SecureAlert and approximately $111,000 in interest related to other borrowings.


Liquidity and Capital Resources


The Company currently is unable to finance its operations solely from cash flows from operating activities. During the three months ended December 31, 2001, the Company financed its operations primarily through borrowings from a related party and the sale of equity securities.


As of December 31, 2001, the Company had cash of $72,395 and a working capital deficit of $4,337,218 compared to cash of $59,977 and a working capital deficit of $2,865,119 at September 30, 2001. This change is primarily the result of cash used in operations of $1,700,991.


During the three months ended December 31, 2001, the Company's operating activities used cash of $1,700,991 compared to cash of $561,422 used during the three months ended December 31, 2000. The increase was primarily a result of the net loss of $3,178,482, that includes non-cash items totaling $1,875,451 for depreciation and amortization, interest expense related to a related-party line of credit, common and redeemable common stock issued for services and common stock options issued for services, coupled with increases and decreases in working capital components.


The Company's investing activities for the three months ended December 31, 2001 used $4,124 to purchase property and equipment.


The Company's financing activities during the three months ended December 31, 2001 provided cash of $1,717,533 compared to $335,000 during the three months ended December 31, 2000. During the three months ended December 31, 2001, the Company received cash of $96,000 from the issuance of redeemable common stock, $1,968,974 from the issuance of notes payable and $409,526 from net borrowings from a related party. This cash was decreased by $506,140 for payments on notes payable, a $210,000 payment to an escrow account and by net repayments of $40,827 on the Company's line of credit with SunTrust. All of the financing activities for the three months ended December 31, 2000 were provided by the related party line of credit.


The Company incurred a net loss of $3,178,482 and had negative cash flows from operating activities of $1,700,991 during the three months ended December 31, 2001. As of December 31, 2001, the Company had a working capital deficit of

$4,337,218, a net tangible stockholders' deficit of $4,462,206 and an accumulated deficit of $25,007,478 compared to a working capital deficit of $2,865,119, a net tangible stockholders' deficit of $2,683,057 and an accumulated deficit of $21,708,091 at September 30, 2001. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.


Management's plans with respect to this uncertainty include raising additional capital from the sale of debt and equity securities. In furtherance of this plan, subsequent to December 31, 2001, the Company raised additional debt financing from Mr. Derrick and his affiliates, increased its borrowings under a line of credit with SunTrust, and sold 135,824 shares of Series B Preferred Stock to investors for net proceeds of approximately $366,000. The Company also plans to enhance revenues and cash flows from the SecureAlert operation by increasing its selling and marketing efforts related to existing products and services. There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs over the next twelve months, which include $800,000 in cash to fund the balance of the purchase obligation associated with the Company's acquisition of SecureAlert. In addition, there can be no assurance that the SecureAlert operations will improve and generate positive cash flows from operating activities and that it will be successful introducing new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any remote health monitoring products.


In February 2001, the Company entered into a loan agreement with ADP Management, a Utah corporation owned and controlled by David Derrick, the Company's CEO and Chairman. The loan agreement was amended in March 2001 and again in June 2001. During 2001, the agreement provided that the Company could borrow up to $3,000,000. For the three months ended December 31, 2001, borrowings under this arrangement totaled $1,445,525 and repayments totaled $1,035,999. The amount outstanding at December 31, 2001 was $425,526. Prior to December 31, 2001, the Company granted to ADP Management the option to purchase one share of Series A Preferred Stock for every $200 in principal loaned under the line of credit, which option included a cashless exercise feature. Through June 1, 2001, the borrowings bore interest at 12 percent per year. Subsequent to June 1, 2001, borrowings bore interest at the prime rate (4.75 percent at December 31, 2001). Borrowings under the arrangement were due on December 31, 2001.


Effective December 31, 2001, the Company and ADP Management entered into an extension and modification of the loan agreement. The extension and modification was negotiated on behalf of the Company by the audit committee of the board of directors and was approved unanimously by the board of directors, with Messrs. Derrick, Dalton and Kirton abstaining. The amendment (1) extended the date for repayment of all amounts advanced under the loan agreement to December 31, 2002;
(2) provides that ADP Management will loan or facilitate credit to the Company of up to $2,000,000 before March 31, 2002; (3) provides that amounts borrowed after December 31, 2001 do not bear interest; (4) capped at 6,688 the number of shares of Series A Preferred Stock issued with respect to amounts advanced or guaranteed as of December 31, 2001; (5) requires that all shares of Series A Preferred Stock issued to ADP Management be converted into shares of common stock; (6) cancelled all unexercised warrants for the purchase of Series A Preferred Stock at December 31, 2001; and (7) provides that if ADP extends the remaining $600,000 available under the agreement by March 31, 2002, the Company will grant ADP Management warrants for the purchase of 3,450,000 shares of common stock at an exercise price that is equivalent to the conversion price of the Series A Preferred Stock issuable under the loan agreement prior to amendment. That price is the equivalent of $0.54 per common share. The warrants expire March 31, 2007 and do not have a cashless exercise provision.


During the three months ended December 31, 2001, the Company recorded interest expense of $1,449,139 associated with this line of credit. This amount includes $1,445,525 in non-cash interest expense related to the Series A Preferred Stock warrants.


SecureAlert has a line of credit agreement with SunTrust. As of December 31, 2001, the Company had $552,760 outstanding under this line of credit. Subsequent to December 31, 2001, SecureAlert and SunTrust entered into an amended and restated revolving promissory note. As amended, SecureAlert may borrow up to $1,750,000 under the note, with accrued interest due in monthly installments beginning in February 2002. The due date of this line of credit was extended to

July 1, 2002. The borrowings under the amended line of credit agreement are collateralized by certificates of deposit and personal letters of credit from several parties, including several shareholders and officers and a $250,000 letter of credit from a bank which is guaranteed by a shareholder. See Note 6 to the Company's unaudited condensed consolidated financial statements included in this report.

                           PART II. OTHER INFORMATION


 Item 2. Changes in Securities and Use of Proceeds

During the three months ended December 31, 2001, the Company issued 716,123 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended. Of these shares, 32,000 shares were issued for cash proceeds of $96,000, 181,186 shares were issued for services rendered or to be rendered, 483,000 shares were issued upon the conversion of 1,305 shares of Series A Preferred Stock, and 19,937 shares were issued as the result of the conversion of convertible debentures in the amount of $55,000 together with accrued interest of $4,811. In each of these transactions the securities were issued to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act. The issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits Required by Item 601 of Regulation S-B

Exhibit Number             Title of Document

         3.01 Articles of Incorporation (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).


         3.01(1) Amendment to Articles of Incorporation for Change of Name (previously filed)


         3.01(2) Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed)

         3.01(3) Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed)

         3.01(4) Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

         3.02 Bylaws (incorporated by reference to the Company's Registration Statement on Form 0-SB, effective December 1, 1997)

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

10.04 Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997)

10.05 Securities Purchase Agreements with ADP Management and James Dalton (previously filed)

10.06 Agreement and Plan of Merger (SecureAlert) (previously filed as exhibit to Current Report on Form 8-K)

10.07 Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

10.08 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated August 3, 2001 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

10.09 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated January 24, 2002 (filed herewith)

10.10 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert) dated March 1, 2002 (filed herewith)

10.11 Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed herewith)

         (b) Reports on Form 8-K

The Company filed no reports on Form 8-K in the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        REMOTEMDX, INC.




Date: March 22, 2002           By:  /s/ David G Derrick
                                  ----------------------------------------------
                                        David G. Derrick,
                                        Chief Executive Officer






Date:  March 22, 2002          By:  /s/ Michael G. Acton
                                  ----------------------------------------------
                                   Michael G. Acton,
                                   Principal Accounting Officer