Form 10QSB
period 2002-03-31
REMOTE MDX INC
filed 2002-05-20
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO  ___________


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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 10, 2002, the issuer had issued and outstanding 10,323,937 shares of common stock, par value $0.0001.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 310(b) OF REGULATION S-B PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE THE COMPANY DETERMINED IT WAS UNABLE TO OBTAIN SUCH A REVIEW FROM THE COMPANYS CURRENT AUDITOR, ARTHUR ANDERSEN LLP. SEE "INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS" AT PAGE 8 FOR MORE INFORMATION.

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                 No.
                                                                                                                ----

PART I.  FINANCIAL INFORMATION

         1.       Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of March 31, 2002.............................3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three and six months ended March 31, 2002 and 2001..........................................4

                  Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                  for the six months ended March 31, 2002.........................................................5

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the six months ended March 31, 2002 and 2001....................................................6

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................8

         2.       Management's Discussion and Analysis or Plan of Operation......................................16

PART II. OTHER INFORMATION.......................................................................................22

         2.       Changes in Securities and Use of Proceeds......................................................22

         5.       Other Information..............................................................................22

         6.       Exhibits and Reports on Form 8-K...............................................................22

                                     PART I
 Item 1 - Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                        March 31, 2002
                                                                                        --------------
Assets
Current assets:
   Cash                                                                                        50,965
   Cash in escrow                                                                                   0
   Accounts receivable, net of allowance for doubtful accounts of $87,124                     726,573
   Inventories                                                                              1,618,394
   Prepaid expenses                                                                            35,185
                                                                                        --------------
                Total current assets                                                        2,431,117
Property and equipment, net of accumulated depreciation and amortization of $489,055          307,212
Core technology, net of accumulated amortization of $140,000                                  420,000
Goodwill                                                                                    7,776,209
                                                                                        --------------
                Total assets
                                                                                           10,934,538
                                                                                        ==============
Liabilities and Stockholders' Equity
Current liabilities:
   Outstanding check liability
                                                                                              138,201
   Purchase obligation to former SecureAlert shareholders, net of discount of $34,278
                                                                                              565,722
   Notes payable                                                                            2,037,574
   Bank line of credit                                                                      1,850,000
   Related-party convertible notes payable                                                    500,000
   Related-party line of credit                                                               401,964
   Series A 15% convertible debentures                                                         40,000
   Accounts payable                                                                         1,493,153
   Accrued liabilities                                                                        517,010
   Dividends payable                                                                          244,833
   Deferred revenue                                                                            23,399
                                                                                        --------------
                Total current liabilities                                                   7,811,856
                                                                                        --------------
Commitments and contingencies (Notes 3,5,6 and 7)
Redeemable common stock at redemption value of $3 per share; 192,000 shares outstanding       576,000
Stockholders' equity:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares
       designated;                                                                                  3
        30,104 shares outstanding (aggregate liquidation preference of
     $8,333,291) Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 835,824
       shares outstanding (aggregate liquidation preference of $2,507,472)                         84
   Common stock;  $0.0001 par value; 50,000,000 shares authorized, 8,783,517 shares               879
     outstanding
   Additional paid-in capital                                                              39,829,760
   Deferred consulting costs                                                                 (150,000)
   Deferred financing costs                                                                  (497,465)
   Series A preferred stock subscription receivable - due from related party                 (338,300)
   Accumulated deficit                                                                    (36,298,279)
                                                                                        --------------
                Total stockholders' equity                                                  2,546,682
                                                                                        --------------
                Total liabilities and stockholders' equity
                                                                                           10,934,538
                                                                                        ==============





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             Three months ended              Six months ended
                                                                  March 31,                      March 31,
                                                       ------------------------------------------------------------
                                                           2002           2001             2002           2001
                                                       ------------------------------------------------------------
Net sales                                                 2,601,519        141,560        4,889,770        255,765
Cost of goods sold                                        2,230,730         87,725        4,080,832       158,5755
                                                              -----------------------------------------------------
                Gross profit                                370,789         53,835          808,938         97,190

Research and development expenses                            93,657              0          279,408              0
Selling, general and administrative expenses             10,992,954      1,521,925       12,796,990      2,176,629
Amortization of core technology                              46,666              0           93,333              0
                                                       ------------------------------------------------------------
                Loss from operations                    (10,762,479)    (1,468,090)     (12,360,793)    (2,079,439)
Other income (expense):
   Interest income                                            1,915          1,661            5,368          3,905
   Interest expense                                        (406,306)       (13,050)      (1,989,930)       (13,050)
                                                       ------------------------------------------------------------
                Net loss                                (11,166,870)    (1,479,479)     (14,345,355)    (2,088,584)
Dividends on Series A preferred stock                      (123,928)       (80,690)        (244,833)      (152,920)
                                                       ------------------------------------------------------------
                Net loss attributable to common        $(11,290,798)  $ (4,445,992)    $(14,590,188)  $ (5,146,287)
                stockholders
                                                       ============================================================
Net loss per common share - basic and diluted          $      (1.42)  $      (1.40)    $      (1.92)  $      (1.68)
                                                       ============================================================
Weighted average shares - basic and diluted               7,972,464      3,183,591        7,588,394      3,066,420
                                                       ============================================================























                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                      Redeemable                    Preferred Stock                                       Additional
                                                      ---------------------------------------------
                                     Common Stock          Series A              Series B               Common Stock        Paid-In
                                 ------------------------------------------------------------------------------------------
                                   Shares    Amounts    Shares     Amount     Shares     Amount      Shares      Amount     Capital
                                 ---------------------------------------------------------------------------------------------------
Balance at September 30, 2001           0         0      24,181      2       700,001      70       7,841,585      784    27,652,020

Issuance of redeemable common
  stock for:
   Cash                            32,000    96,000
   Services                       110,000   330,000
   Conversion from common stock    50,000   150,000                                                  (50,000)      (5)     (149,995)
Issuance of common stock for:
   Services                                                                                          238,036       24       744,085
   Conversion of debentures and                          (1,983)     -                                19,937        2        59,809
     interest
   Conversion of Series A                                                                            733,959       74           (74)
     preferred stock
Issuance of Series A preferred
  stock for:
   Cashless exercise of warrants                          5,812      1                                                           (1)
   Settlement of liability
     associated with borrowings
     under a related-party line
     of credit                                            2,094                                                          11,091,415
Issuance of Series B preferred                                               135,823      14                                366,159
   stock for cash:
Issuance of common stock options                                                                                             66,342
   to consultants for services
Amortization of deferred
   consulting costs
Amortization of deferred
   financing costs
Net loss
Dividends on Series A preferred
stock
                                 ---------------------------------------------------------------------------------------------------
Balance at March 31, 2002         192,000   576,000      30,104      3       835,824      84       8,783,517      879    39,829,760

                                 ===================================================================================================





                                                             Preferred
                                    Deferred   Deferred       Stock
                                    Consulting  Financing  Subscriptions  Accumulated
                                      Costs       Costs     Receivable      Deficit
                                 -----------------------------------------------------
Balance at September 30, 2001          -           -        (338,300)    21,708,091

Issuance of redeemable common
  stock for:
   Cash                                         (165,000)
   Services
   Conversion from common stock
Issuance of common stock for:
   Services                        (300,000)    (290,000)
   Conversion of debentures and
     interest
   Conversion of Series A
     preferred stock
Issuance of Series A preferred
  stock for:
   Cashless exercise of warrants
   Settlement of liability
     associated with borrowings
     under a related-party line
     of credit                                  (131,250)
Issuance of Series B preferred
   stock for cash:
Issuance of common stock options
   to consultants for services
Amortization of deferred            150,000
   consulting costs
Amortization of deferred                          88,965
   financing costs
Net loss                                                                (14,345,355)
Dividends on Series A preferred                                            (244,833)
stock

                                 -----------------------------------------------------
Balance at March 31, 2002          (150,000)    (497,285)   (338,300)   (36,298,279)

                                 =====================================================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                 -----------------------------------
                                                                                       2002              2001
                                                                                 -----------------------------------
Cash flows from operating activities:
   Net loss                                                                        (14,345,355)      $   (2,088,584)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   149,213               13,730
       Amortization of discount on purchase obligation to former
         SecureAlert shareholders                                                       49,781                    -
       Amortization of deferred consulting costs                                       150,000                    -
       Amortization of deferred financing costs                                         88,785
       Interest expense related to preferred stock issuances associated
         with borrowings under related-party line of credit                         11,060,165                    -
       Common stock issued for services                                                 54,108              400,000
       Preferred stock issued for services                                                   0              695,000
       Redeemable common stock issued for services                                     165,000                    -
       Common stock options issued for services                                         48,249               12,799
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                   (390,519)                  39
           Inventories                                                                (618,618)              (1,781)
           Prepaid expenses                                                             31,332                 (352)
           Accounts payable                                                            311,527              (49,029)
           Accrued liabilities                                                        (124,586)              47,461
           Deferred revenue                                                            (59,761)                   -
                                                                                 -----------------------------------
                Net cash used in operating activities                               (3,430,679)            (970,717)
                                                                                 -----------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                                                  (16,704)              (3,100)
   Disposal of fixed assets                                                              8,046                    -
   Note receivable                                                                           -             (150,710)
                                                                                 -----------------------------------
                        Net cash used in investing activities                           (8,658)            (153,810)
                                                                                 -----------------------------------
Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                (600,000)                   -
   Net borrowings under related-party line of credit                                   385,964                    -
   Net borrowings on bank line of credit                                             1,256,413                    -
   Proceeds from issuance of redeemable common stock                                    96,000                    -
   Proceeds from issuance of Series B preferred stock, net of cash offering costs      366,173                    -
   Proceeds from issuance of notes payable                                           2,683,720              535,000
   Proceeds from issuance of debentures                                                      -              500,000
   Payments on notes payable                                                          (896,146)                   -
                                                                                 -----------------------------------
                Net cash provided by financing activities                            3,292,124            1,035,000
                                                                                 -----------------------------------
Net increase (decrease) in cash                                                       (147,213)             (89,527)
Cash, beginning of period                                                               59,977              278,421
                                                                                 -----------------------------------
Cash, end of period                                                              $     (87,236)      $      188,894

                                                                                 ===================================

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                Six months ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                             2002              2001
                                                                       ------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                    311,814                 0
Supplemental schedule of non-cash investing and financing activities:
   Series A convertible debentures and related accrued interest
     converted into shares of common stock                                    59,811                 0
   Series A preferred stock dividends                                        244,833                 0
   Conversion of accrued liability into a note payable                       250,000                 0
   Deferred consulting costs resulting from issuance of nonforfeitable
     common stock                                                            300,000                 0
   Deferred financing costs resulting from issuance of nonforfeitable
     redeemable common stock                                                 165,000                 0































                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unaudited financial statements that have not been reviewed by the Company's independent auditors in accordance with Rule 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission, because the Company determined it was unable to obtain such a review from its current auditors, Arthur Andersen LLP.

On May 13, 2002, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors, terminated the engagement of Arthur Andersen LLP as the Company's independent public accountants. Subject to the recommendation of the Audit Committee, the Company will retain new independent public accountants, which will review the financial statements for the quarterly period ended March 31, 2002 in accordance with Rule 310(b). The Company will amend this report if necessary following the review by the new audit firm.

No independent auditor has reviewed the financial statements set forth below or opined that such statements present fairly, in all material aspects, the financial position, results of operations, cash flows and changes in stockholders equity of RemoteMDx, Inc. and its subsidiaries for the three and six months ended March 31, 2002.

(1)      ORGANIZATION AND NATURE OF OPERATIONS

The Company is a technology-based remote personal safety, medical, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs. The Company contracts with national call centers for delivery of monitoring services.

Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years management has begun to pursue a more expanded role in the medical diagnostic industry by providing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001 (see Note 3), the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and consumer electronics products. The Company's revenues for the six months ended March 31, 2002, were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents. The Company is pursuing the development of remote health monitoring products.

(2)      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

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


The Company failed to pay the required September 30, 2001 installment payments of cash and shares. On October 15, 2001, the Company received a notice of default. On November 30, 2001, the Company and the former SecureAlert shareholders amended the merger agreement. The amended agreement required the Company to (i) disburse the $200,000 and 200,000 share payments due originally on September 30, 2001 on or before December 5, 2001, (ii) pay a fee of $10,000 to a former shareholder of SecureAlert on or before December 5, 2001, for the extension through December 14, 2001 of the shareholder's letter of credit in the amount of $202,000 securing the bank line of credit (see Note 5) and (iii) distribute the $200,000 and 200,000 share payments originally due on December 31, 2001 on or before December 14, 2001, provided that if the Company could not obtain a new line of credit replacing the then current bank line of credit, the due date would be extended to December 31, 2001. In addition, Mr. David Derrick, the Company's chief executive officer and chairman of the board of directors, and Mr. James Dalton, a director of the Company, agreed to personally establish a letter of credit in the principal amount of $800,000 in favor of the bank and use their best efforts to obtain the release of the personal guarantees of four of the former SecureAlert shareholders under a bank line of credit. Additionally, the agreement, as amended, now provides that if in the event of default, and if the former SecureAlert shareholders exercise their right to receive the shares of SecureAlert, they will have one year from that date to repay intercompany borrowings (approximately $2,461,000 at December 31, 2001) less any amount then outstanding under an intercompany loan agreement ($600,000 at March 31, 2002). The obligation to repay this amount would be personally guaranteed by four former SecureAlert shareholders.


Notwithstanding the above, the former shareholders of SecureAlert requested that the required payments be made after December 31, 2001. During December 2001, the Company deposited $210,000 of the required payments into an account for the benefit of the former shareholders of SecureAlert. Subsequent to December 31, 2001, the Company made the required payments and satisfied all of the above requirements of the amended agreement. The Company also timely paid the commitments due March 31, 2002. The remaining 600,000 shares have been placed in escrow and are to be released in installments of 200,000 shares on the last day of each of three consecutive calendar quarters, beginning June 30, 2002. Additionally, the remaining $600,000 in cash is scheduled to be paid in installments of $200,000 on the same dates.

If the Company issues or sells any shares of common stock through June 2003 for consideration which is less than $3.00 per share, then the number of shares issuable to the former SecureAlert shareholders will be increased to an amount equal to $4,299,999 divided by the new per share value.

The following unaudited pro forma financial information for the six months ended March 31, 2001 presents the results of operations of the Company as if the acquisition of SecureAlert had occurred as of October 1, 2000, the beginning of the Company's fiscal year 2001, after giving effect to certain adjustments, including the amortization of core technology, interest expense and the issuance of common shares. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisition been made on October 1, 2000.

                                                            Six months ended
                                                             March 31, 2001
                                                         ----------------------
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

(4)      INVENTORIES

Substantially all items included in inventory are finished goods and consist of the following as of March 31, 2002:

      Consumer electronics                                     $      383,569
      Mobile emergency and personal security systems           $    1,184,631
      Reagent stains                                           $       50,194
                                                          --------------------
                                                                  $ 1,618,394
                                                          ====================


(5)      NOTES PAYABLE

During the six months ended March 31, 2002, the Company entered into an agreement with a consultant whereby the Company issued an $800,000 promissory note as payment of $250,000 for services rendered and accrued prior to September 30, 2001 and for $550,000 in cash. During the six months ended March 31, 2002, the Company received $425,000 of the cash and as of March 31, 2002, $125,000 remains due from the consultant. The promissory note bears interest at a rate of
22.5 percent per year and is due on September 30, 2002. Interest is payable monthly commencing on November 1, 2001. If the Company fails to make the monthly interest payments within 15 days of the due date, the entire principal balance and accrued interest become immediately due and payable. The promissory note is personally guaranteed by Messrs. Derrick and Dalton and collateralized by 1,000,000 shares of the Company's common stock held by them. As of March 31, 2002, $545,000 is outstanding under the promissory note. Furthermore, the Company issued 100,000 shares of common stock to the consultant for services to be performed through September 30, 2002. The value of these shares ($300,000) was recorded as deferred consulting in the accompanying condensed consolidated financial statements and is being amortized on a straight-line basis over the term of service. The deferred consulting is being amortized over the term of the agreement.

During the six months ended March 31, 2002, the Company entered into an agreement with a company whereby the Company borrowed $1,543,974, with interest payable at 10 percent per year and repayable in six monthly installments of $264,886. The borrowings are secured by certain of the Company's inventory. Two officers of the Company personally guarantee the borrowings; however, Messrs. Derrick and Dalton indemnify the two officers from their personal guarantees. One of the two officers has a three-percent ownership interest in the lending company. As of March 31, 2002, $792,574 remains outstanding under the agreement. Subsequent to March 31, 2002, the above payment terms were modified such that the outstanding amount is repayable in 12 monthly installments of $91,734.

(6)      BANK LINE OF CREDIT

As of March 31, 2002, the Company had $1,850,000 outstanding under a line of credit agreement with SunTrust Bank. Borrowings under the line of credit were limited to the lesser of $600,000 or a borrowing base equal to the sum of 60 percent of the Company's current accounts receivable, as defined in the agreement, plus 40 percent of the Company's current inventory, as defined in the agreement. The interest rate associated with the line of credit was the 30-day average LIBOR rate plus 2.15 percent (4.20 percent as of March 31, 2002) and borrowings were due January 31, 2002. Additionally, the agreement required the Company to maintain certain financial and non-financial covenants and required the bank's consent to certain transactions, including transactions between SecureAlert and RemoteMDx, Inc. Subsequent to March 31, 2002, the Company renegotiated this line of credit to increase the borrowing base to $1,850,000. Additionally, the due date of the line of credit was extended to July 1, 2002 and all financial covenants were removed. The amended line of credit requires that borrowings are collateralized by certificates of deposit and personal letters of credit as discussed below.

During the six months ended March 31, 2002, a trust, whose trustee is the brother of an executive officer of the Company, provided a $300,000 letter of credit as collateral for the line of credit. The trust's letter of credit expires on June 30, 2002. As consideration for establishing the letter of credit, the Company issued 15,000 shares of common stock to the trust. The trust has the option, but not the obligation, to require the Company to repurchase these shares on June 30, 2002 at a price of $3.00 per share (see Note 11). The value of these shares ($45,000) was recorded as a deferred financing cost and as redeemable common stock in the accompanying condensed consolidated balance sheet as of March 31, 2002. The deferred financing costs are being amortized as interest expense over the term of the letter of credit. In the event that the bank draws on the letter of credit, the Company will repay the amount drawn together with interest thereon at a rate of 12 percent per year until paid in full.

In December 2001, Mr. Derrick assigned two certificates of deposit in the aggregate amount of $500,000 as collateral for the line of credit.

During the six months ended March 31, 2002, Tom Natale, the President of the Company, assigned a certificate of deposit in the amount of $100,000 as collateral for the line of credit. This assignment expires on June 30, 2002. As consideration for the assignment, the Company issued 5,000 shares of its common stock to Mr. Natale.

During the six months ended March 31, 2002, one of the former shareholders of SecureAlert, established two letters of credit in the aggregate amount of $402,000 as collateral for the line of credit. A letter of credit in the amount of $202,000 expires on June 30, 2002 and the second letter of credit in the amount of $200,000 expires on August 30, 2002. As consideration for establishing the letters of credit, the Company issued 20,000 shares of its common stock to the individual. The individual also received warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $3.00 per share. These warrants expire on December 31, 2006.

During the six months ended March 31, 2002, a relative of an employee of the Company assigned two certificates of deposit in the aggregate amount of $200,000 as collateral for the line of credit. This assignment expires on June 30, 2002. As consideration for the assignment, the Company issued 10,000 shares of its common stock to the individual.

During the six months ended March 31, 2002, an individual established a letter of credit in the amount of $100,000 as collateral for the line of credit. This letter of credit expires on July 31, 2002. As consideration for establishing the letter of credit, the Company issued 5,000 shares of its common stock to the individual.

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


During the six months ended March 31, 2002, the Company established a letter of credit with a bank in the amount of $250,000 as collateral for the line of credit. This letter of credit expires on August 1, 2002 and is personally guaranteed by a shareholder of the Company, however, Messrs. Derrick and Dalton have agreed to indemnify the shareholder from his personal guarantee. As consideration for the guarantee, the Company issued 10,000 shares of its common stock to the individual.

The value of the shares and warrants issued to the above individuals for establishing letters of credit or assigning certificates of deposit, will be recorded as deferred financing cost and amortized as interest expense over the respective term of the letter of credit or assignment.

(7)      RELATED-PARTY LINE OF CREDIT

As of March 31, 2002, $401,964 in borrowings were outstanding under a line of credit agreement with ADP Management, an entity controlled by Mr. Derrick. Through March 31, 2002, borrowings bore interest at the prime rate (4.75 percent at March 31, 2002) and were due on December 31, 2002.

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

During the six months ended March 31, 2002, borrowings under the line of credit totaled $1,872,822 and repayments totaled $1,490,999. Despite the fact that a portion of the borrowings were repaid within a relatively short period of time, the Company was obligated to issue warrants to ADP Management to purchase up to 7,228 shares of Series A Preferred Stock as described above.

In March 2002, the Company and ADP Management entered into an amendment to the line of credit agreement, effective December 31, 2001. The independent members of the Company's Board of Directors negotiated the amendment on behalf of the Company. The amendment terminated the obligation to grant warrants to purchase shares of Series A Preferred Stock, capped at 6,668 the number of shares of Series A Preferred Stock issuable upon conversion or under warrants granted at December 31, 2001 and canceled all unexercised warrants to purchase shares of Series A Preferred Stock. The 6,688 shares of Series A Preferred Stock include shares issued to ADP Management during the six months ended December 31, 2001, resulting from ADP Management's exercise of warrants. These shares have been recorded as outstanding in the accompanying condensed consolidated financial statements as of December 31, 2001.

Additionally, the amendment extended the due date of amounts advanced under the loan agreement from December 31, 2001 to December 31, 2002, and provided that ADP Management would advance the balance of approximately ($600,000) to the Company no later than March 31, 2002. Under the amended and extended agreement, borrowings and guarantees do not bear interest. In consideration of ADP Management making the additional advances as required by the amended agreement, the Company granted to ADP Management warrants to purchase 3,450,000 shares of common stock at an exercise price equivalent to the conversion price of the Series A Preferred Stock issuable pursuant to the warrants originally provided for under the line of credit prior to amendment. This exercise price is the equivalent of $0.54 per share. These warrants do not have a cashless exercise feature and expire March 31, 2007. The amendment also provides that ADP Management will convert all of its shares of Series A Preferred Stock into shares of common stock based upon the current conversion terms of the Series A Preferred Stock.

During the six months ended March 31, 2002, the Company recorded interest expense of $1,539,530 associated with the line of credit with ADP Management. This amount includes $1,531,775 in non-cash interest expense related to the 6,668 shares of Series A Preferred Stock issued under the line of credit.

(8)      SERIES A 15 % CONVERTIBLE DEBENTURES

During the year ended September 30, 2001, the Company issued Series A 15% convertible debentures. The debentures and related interest may be converted at the option of the holder into shares of common stock at an initial conversion rate of $3.00 per share and were due on or before August 1, 2001. Total debentures outstanding and related accrued interest at March 31, 2002, were $40,000 and $6,669, respectively. During the six months ended March 31, 2002, no debentures were converted into common stock. The Company is currently negotiating with the holders of these notes in an effort to extend the due date or convert the debentures and related interest into shares of common stock.

(9)     RELATED-PARTY CONVERTIBLE PROMISSORY NOTES

In connection with the acquisition of SecureAlert (see Note 3), the Company assumed two promissory notes payable to former SecureAlert shareholders each with a principal balance of $250,000, and the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The promissory notes bear interest at a rate of five percent per year and are due July 2, 2002. During the six months ended March 31, 2002, the Company recorded interest expense of $6,300 on these promissory notes.

(10)    PREFERRED STOCK

Series A 10 % Convertible Non-Voting Preferred Stock

During the six months ended March 31, 2002, the Company issued 6,688 shares of Series A Preferred Stock related to the exercise of warrants issued in connection with the line of credit with ADP Management (see Note 7). Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the six months ended March 31, 2002, 678.26 shares of Series A Preferred Stock owned by ADP Management were converted into 250,956 shares of common stock. As of March 31, 2002, there were 30,104 shares of Series A Preferred Stock outstanding, which represents 11,138,480 common stock equivalents at a conversion rate of 370 for 1. Subsequent to March 31, 2002, ADP Management converted 4,077.71 shares of Series A Preferred Stock into 1,515,420 shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the six months ended March 31, 2002 and 2001, the Company recorded $244,833 and $152,920, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through March 31, 2002, the Company has not exercised its option to redeem shares of Series A Preferred Stock.

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

Subscription to Purchase Series A Preferred Stock

As of March 31, 2002, $338,300 remains outstanding from MK Financial, an entity controlled by Mr. Derrick. Management expects this amount to be paid during fiscal year 2002.

Series B Convertible Preferred Stock

As of March 31, 2002, there were 835,824 shares of Series B Preferred Stock outstanding. Shares of Series B Preferred Stock are convertible into shares of common stock on a 1-for-1 basis. Subsequent to March 31, 2002, the Company issued 1,000,000 shares of Series B Preferred Stock for gross proceeds to the Company of $3,000,000 in connection with a strategic alliance with Matsushita Electric Works, Ltd.

The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of March 31, 2002, the Company has not exercised its option to redeem shares of Series B Preferred Stock.

(11)     COMMON STOCK

During the six months ended March 31, 2002, the Company issued 1,133,932 shares of common stock as follows:

        o  32,000 shares were issued for cash proceeds of $96,000,

        o  348,036 shares were issued for services rendered or to be rendered,

        o 733,959 shares were issued upon the conversion of 1,983 shares of Series A Preferred Stock (see Note 10), and

        o 19,937 shares were issued as the result of the conversion of convertible debentures in the amount of $55,000 together with accrued interest of $6,669 (see Note 8).

Common Stock Subject to Redemption

Of the shares of common stock outstanding at March 31, 2002, 192,000 shares of common stock are subject to redemption as follows: (1) the holder of 32,000 of these shares has the option to require the repurchase of these shares at a price of $3.00 per share by giving notice of exercise of this option in writing to the Company within a 60-day period commencing at the end of nine months from date of issuance. This option automatically expires if it is not exercised within the 60-day period; (2) the holder of 105,000 shares has the option, subsequent to March 31, 2002, to require the repurchase of these shares at a price of $3.00 per share, however, if the common stock is then traded in the over-the-counter market or on a recognized exchange and the holder can readily and efficiently sell the shares at $3.00 or more per share, this put option will terminate; and
(3) the holder of 55,000 shares has the option to require the Company to repurchase these shares between June 30, 2002 and August 31, 2002, at a price of $3.00 per share.

Common Stock Options and Warrants

During the six months ended March 31, 2002, the Company granted options to: (1) employees for the purchase of a total of 180,000 shares of common stock; (2) a consultant for the purchase of 45,000 shares of common stock and (3) two outside directors for the purchase of an aggregate of 400,000 shares of common stock. All of the options described above have an exercise price of $3.00 per share, expire five years from the date of grant and are immediately exercisable. During the six months ended March 31, 2002, options to purchase 14,250 shares of common stock expired. As of March 31, 2002, options and warrants to purchase a total of 2,690,227 shares of common stock with a weighted average exercise price of $3.95 per share remain outstanding.

Subsequent to March 31, 2002, the Company issued warrants to an investor for the purchase of 1,000,000 shares of common stock at a price of $3.00 per share. These warrants expire in April 2007.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, shares reserved for issuance in connection with the acquisition of SecureAlert, the conversion of convertible debentures and related accrued interest, the exercise of Series A Preferred Stock warrants and shares issuable upon conversion of preferred stock. As of March 31, 2002 and 2001, there were 7,141,640 and 11,974,304 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive, thereby decreasing the net loss per common share.

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended March 31, 2002 and 2001:

                                                                         2002              2001
                                                                   ----------------------------------
      Net sales:
        SecureAlert:
           Consumer electronics                                          2,260,891              0
           Mobile emergency and personal security systems                  187,387              0
                                                                   ----------------------------------
                                                                         2,448,278              0
        Reagents                                                           153,241        141,560
                                                                   ----------------------------------
                                                                         2,601,519        141,560
                                                                   ==================================
      Operating gain (loss):
        SecureAlert                                                       (667,085)             0
        Reagents                                                            23,157         21,982
        Other (unallocated)                                            (10,806,024)    (1,446,108)
                                                                   ----------------------------------
                                                                       (10,762,479)    (1,468,090)
                                                                   ==================================



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

Item 2 - Management's Discussion and Analysis or Plan of Operation

Introduction

RemoteMDx is a technology-based remote personal safety, medical, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs. The Company contracts with national call centers for the delivery of monitoring services. The Company was incorporated in Utah in July 1995 under the name Volu-Sol, Inc., as a wholly owned subsidiary of Biomune Systems, Inc. ("Biomune"). Biomune spun off the Company by distributing shares of the Company's common stock pro rata as a stock dividend to the holders of the common stock of Biomune (the "Distribution"). As a consequence of the Distribution, RemoteMDx commenced operations as a separate, independent, publicly held company in October 1997.


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


The Company's SecureAlert subsidiary sells mobile and personal security systems, as well as consumer electronics products from its headquarters in Knoxville, Tennessee. During the six months ended March 31, 2002, SecureAlert began distribution of its new emergency cellular devices with global positioning satellite ("GPS") technology, the MobilePAL+GPS(TM). Other mobile security products include the 911Phone and related services. New applications of the core technology will also be introduced during fiscal year 2002, including technology and services for remote monitoring of the chronically ill. Currently, SecureAlert generates a majority of its revenues from the sale of consumer electronics. SecureAlert expects that by the end of fiscal year 2002 its product mix will be approximately evenly divided between consumer electronics and mobile and personal security products and services.

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

Intangible and Long-lived Assets - Intangible assets consist of goodwill and core technology. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is not amortized but is subject to an impairment test, which will be performed at least annually. Through the impairment test, the fair value of the reporting unit to which the goodwill is assigned will be compared with the reporting unit's carrying amount, including goodwill. A second test to determine the amount of impairment will be performed if the carrying amount of the reporting unit exceeds the fair value. This test will result in allocating the fair value to all of the assets and liabilities as if the reporting unit had been acquired and comparing the resulting fair value of goodwill to the carrying amount. The Company uses a market or income approach in determining the fair value of the reporting unit. The Company has not yet tested its goodwill for impairment. The Company plans to perform the annual impairment test on June 30, 2002 or earlier to the extent facts and circumstances indicate that a potential impairment has occurred. As of March 31, 2002, the Company does not believe that its goodwill is impaired. However, it is possible that the goodwill could be impaired in the near term based upon changes in market and other conditions and the amount of impairment loss could be material to the results of Company's operations.

The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of March 31, 2002, the Company does not consider any of its other long-lived assets to be impaired.

Revenue Recognition - The Company derives its revenue primarily from the sale of consumer electronics and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. The Company provides its customers a

30-day right of return policy for telephone products and no return rights for its other products. From the date of the acquisition of SecureAlert through March 31, 2002, the provision for sales returns was not significant.

Stock-based Compensation - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. The estimated fair value of stock-based compensation issued to non-employees is subject to assumptions made regarding the fair value of the Company's common stock (as the Company's common stock is not currently actively traded on any exchange), risk-free interest rates, expected exercise lives and volatility. Actual results could differ from these estimates.

Three months ended March 31, 2002 Compared to Three months ended March 31, 2001

Net Sales


For the three months ended March 31, 2002, the Company had net sales of $2,601,519 compared to $141,560 for the three months ended March 31, 2001, an increase of $2,459,959. The increase in net sales resulted primarily from the acquisition of SecureAlert in July 2001. SecureAlert had net sales of $2,448,278 during the three months ended March 31, 2002. These sales consisted of $2,260,891 of consumer electronics and $187,387 of mobile emergency and personal security systems. Reagents had revenues for the three months ended March 31, 2002 of $153,241, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


For the three months ended March 31, 2002, the Company had cost of goods sold of $2,230,730 compared to $87,725 for the three months ended March 31, 2001, an increase of $2,143,005. The increase in cost of sales resulted primarily from the acquisition of SecureAlert. SecureAlert's cost of goods sold totaled $2,137,672 or 87% of SecureAlert's net sales during the three months ended March 31, 2002. Reagents' cost of goods sold totaled $93,058 or 61% of Reagent's net sales for the three months ended March 31, 2002, compared to $87,725 or 62% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to increased materials costs, wages and overhead costs.


Research and Development Expenses


For the three months ended March 31, 2002, the Company incurred research and development expenses of $93,657. During the three months ended March 31, 2002, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices, and related services and common stock options valued at $20,550 that were granted to a consultant.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $46,666 for the three months ended March 31, 2002.

Selling, General and Administrative Expenses


During the three months ended March 31, 2002, the Company incurred selling, general and administrative expenses of $10,992,945 compared to $1,521,925 for the three months ended March 31, 2001, an increase of $9,471,020. This increase relates primarily to the following: (1) approximately $914,265 of selling, general and administrative expenses from SecureAlert, (2) approximately $711,000 related to additional legal, accounting and consulting fees, (3) $9,534,000 related to consulting expenses paid to ADP Management, (4) $100,000 primarily related to increases in salaries, warrants, and related benefits due to an increase in personnel and (5) approximately $130,000 of increased travel and other expenses. These increases were offset partially by a decrease of $9,000 in directors' fees.


Interest Income and Expense


During the three months ended March 31, 2002, the Company incurred interest expense of $406,306. This amount consists primarily of non-cash interest expense of $355,536 related to preferred stock issuances under a related-party line of credit, together with approximately $22,303 in amortization of a discount on the purchase obligation to former shareholders of SecureAlert and approximately $51,000 in interest related to other borrowings.


Six months ended March 31, 2002 Compared to Six months ended March 31, 2001

Net Sales


For the six months ended March 31, 2002, the Company had net sales of $4,889,770 compared to $255,765 for the six months ended March 31, 2001, an increase of $4,634,005. The increase in net sales resulted primarily from the acquisition of SecureAlert in July 2001. SecureAlert had net sales of $4,602,080 during the six months ended March 31, 2002. These sales consisted of $4,248,038 of consumer electronics and $354,042 of mobile emergency and personal security systems. Reagents had revenues for the six months ended March 31, 2002 of $278,690, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


For the six months ended March 31, 2002, the Company had cost of goods sold of $4,080,832 compared to $158,575 for the six months ended March 31, 2001, an increase of $3,922,257. The increase in cost of sales resulted primarily from the acquisition of SecureAlert. SecureAlert's cost of goods sold totaled $3,890,465 or 85% of SecureAlert's net sales during the six months ended March 31, 2002. Reagents' cost of goods sold totaled $190,367 or 66% of Reagent's net sales for the six months ended March 31, 2002, compared to $158,575 or 62% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to increased materials costs, wages and overhead costs.


Research and Development Expenses


For the six months ended March 31, 2002, the Company incurred research and development expenses of $279,408. During the six months ended March 31, 2002, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices, and related services and common stock options valued at $68,799 that were granted to a consultant.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $93,333 for the six months ended March 31, 2002.

Selling, General and Administrative Expenses


During the six months ended March 31, 2002, the Company incurred selling, general and administrative expenses of $12,890,320 compared to $2,176,629 for the six months ended March 31, 2001, an increase of $10,713,691. This increase relates primarily to the following: (1) approximately $1,561,245 of selling, general and administrative expenses from SecureAlert, (2) approximately $800,000 related to additional legal, accounting and consulting fees, (3) $9,595,000 related to consulting expenses paid to ADP Management, (5) $200,000 primarily related to increases in salaries and related benefits due to an increase in personnel and (6) approximately $230,000 of increased travel and other expenses. These increases were offset in part by a decrease of $33,000 in directors' fees.


Interest Income and Expense


During the six months ended March 31, 2002, the Company incurred interest expense of $1,989,930. This amount consists primarily of non-cash interest expense of $1,801,061 related to preferred stock issuances under a related-party line of credit, together with approximately $22,303 in amortization of a discount on the purchase obligation to former shareholders of SecureAlert and approximately $162,000 in interest related to other borrowings.


Liquidity and Capital Resources


The Company currently is unable to finance its operations solely from cash flows from operating activities. During the six months ended March 31, 2002, the Company financed its operations primarily through borrowings from a related party and the sale of equity securities.


As of March 31, 2002, the Company had negative cash of $87,236 and a working capital deficit of $5,380,739 compared to cash of $59,977 and a working capital deficit of $2,865,119 at September 30, 2001. This change is primarily the result of cash used in operations of $3,430,679.


During the six months ended March 31, 2002, the Company's operating activities used cash of $3,430,679 compared to cash of $970,717 used during the six months ended March 31, 2001. The increase was primarily a result of the net loss of $12,256,771, that includes non-cash items totaling $11,765,301 for depreciation and amortization, interest expense related to a related-party line of credit, common and redeemable common stock issued for services and common stock options issued for services, coupled with increases and decreases in working capital components.


The Company's investing activities for the six months ended March 31, 2002 used $16,704 to purchase property and equipment.


The Company's financing activities during the six months ended March 31, 2002 provided cash of $3,292,124 compared to $335,000 during the six months ended March 31, 2001. During the six months ended March 31, 2002, the Company received cash of $96,000 from the issuance of redeemable common stock, $2,683,720 from the issuance of notes payable and $385,964 from net borrowings from a related party. This cash was decreased by $896,146 for payments on notes payable, and by net borrowings of $1,256,413 on the Company's line of credit with SunTrust. All of the financing activities for the six months ended March 31, 2001 were provided by the related party line of credit.


The Company incurred a net loss of $14,345,355 and had negative cash flows from operating activities of $3,430,679 during the six months ended March 31, 2002. As of March 31, 2002, the Company had a working capital deficit of $5,380,739, net tangible stockholders' equity of $2,546,682 and an accumulated deficit of $36,298,279, compared to a working capital deficit of $2,865,119, a net tangible stockholders' deficit of $2,683,057 and an accumulated deficit of $21,708,091 at September 30, 2001. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.


Management's plans with respect to this uncertainty include raising additional capital from the sale of debt and equity securities. In furtherance of this plan, subsequent to March 31, 2002, the Company raised additional debt financing from Mr. Derrick and his affiliates, increased its borrowings under a line of credit with SunTrust, and sold 1,000,000 shares of Series B Preferred Stock to investors for net proceeds of approximately $3,000,000. The Company also plans to enhance revenues and cash flows from the SecureAlert operation by increasing its selling and marketing efforts related to existing products and services. There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs over the next twelve months, which include $600,000 in cash to fund the balance of the purchase obligation associated with the Company's acquisition of SecureAlert. In addition, there can be no assurance that the SecureAlert operations will improve and generate positive cash flows from operating activities and that it will be successful introducing new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any remote health monitoring products.


In February 2001, the Company entered into a loan agreement with ADP Management, a Utah corporation owned and controlled by David Derrick, the Company's CEO and Chairman. The loan agreement was amended in March 2001 and again in June 2001. During 2001, the agreement provided that the Company could borrow up to $3,000,000. For the six months ended March 31, 2002, borrowings under this arrangement totaled $1,872,822 and repayments totaled $1,490,999. The amount outstanding at March 31, 2002 was $401,964. Prior to December 31, 2001, the Company granted to ADP Management the option to purchase one share of Series A Preferred Stock for every $200 in principal loaned under the line of credit, which option included a cashless exercise feature. Through June 1, 2001, the borrowings bore interest at 12 percent per year. Subsequent to June 1, 2001, borrowings bore interest at the prime rate (4.75 percent at December 31, 2001). Borrowings under the arrangement were due on December 31, 2001.


Effective December 31, 2001, the Company and ADP Management entered into an extension and modification of the loan agreement. The extension and modification was negotiated on behalf of the Company by the audit committee of the board of directors and was approved unanimously by the board of directors, with Messrs. Derrick, Dalton and Kirton abstaining. The amendment (1) extended the date for repayment of all amounts advanced under the loan agreement to December 31, 2002;
(2) provided that ADP Management would loan or facilitate credit to the Company of up to $2,000,000 before March 31, 2002; (3) provided that amounts borrowed after December 31, 2001 do not bear interest; (4) capped at 6,688 the number of shares of Series A Preferred Stock issued with respect to amounts advanced or guaranteed as of December 31, 2001; (5) required that all shares of Series A Preferred Stock issued to ADP Management be converted into shares of common stock; (6) cancelled all unexercised warrants for the purchase of Series A Preferred Stock at December 31, 2001; and (7) provided that if ADP extended the remaining $600,000 available under the agreement by March 31, 2002, the Company would grant ADP Management warrants for the purchase of 3,450,000 shares of common stock at an exercise price that is equivalent to the conversion price of the Series A Preferred Stock issuable under the loan agreement prior to amendment. That price is the equivalent of $0.54 per common share. The warrants expire March 31, 2007 and do not have a cashless exercise provision.


During the six months ended March 31, 2002, the Company recorded interest expense of $1,539,530 associated with this line of credit. This amount includes $1,531,775 in non-cash interest expense related to the Series A Preferred Stock warrants.


SecureAlert has a line of credit agreement with SunTrust. As of March 31, 2002, the Company had $1,850,000 outstanding under this line of credit. During the quarter ended March 31, 2002, SecureAlert and SunTrust entered into an amended and restated revolving promissory note. As amended, SecureAlert may borrow up to $1,850,000 under the note, with accrued interest due in monthly installments beginning in February 2002. The due date of this line of credit was extended to July 1, 2002. The borrowings under the amended line of credit agreement are collateralized by certificates of deposit and personal letters of credit from several parties, including several shareholders and officers and a $250,000 letter of credit from a bank that is guaranteed by a shareholder. See Note 6 to the Company's unaudited condensed consolidated financial statements included in this report.

                           PART II. OTHER INFORMATION


 Item 2. Changes in Securities and Use of Proceeds

During the six months ended March 31, 2002, the Company issued 1,133,932 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

     o   32,000 shares were issued for cash proceeds of $96,000,
     o   348,036 shares were issued for services rendered or to be rendered,
     o 733,959 shares were issued upon the conversion of 1,983 shares of Series A Preferred Stock, and
     o 19,937 shares were issued as the result of the conversion of convertible debentures in the amount of $55,000, together with accrued interest of $6,669.

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

Item 5.  Other Information

 On April 9, 2002, the Company entered into a License Agreement with Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). Under the License Agreement, the Company granted MEW a nontransferable, worldwide, exclusive license under certain of the Company's patents to use, manufacture, have manufactured, market, distribute and sell the Company's one-button emergency wireless telephone device, with and without global positioning satellite technology, under the terms of the License Agreement. The license granted to MEW includes the right to grant sublicenses as provided in the agreement. MEW will pay the Company a royalty equal to one percent (1%) of the net selling price of all products sold by MEW or its sublicensees, in countries where the patents or any of them are registered and issued, during the term of the agreement. No royalty will be paid in connection with sales pursuant to a proposed government-sponsored program in the United States, or for (1) sales of products incorporating mobile identification numbers provided by the Company,
 (2) products sold to customers in any market covered by an effective call center services agreement entered into with the Company as contemplated by the agreement, or (3) products sold to customers in any market covered by call center services provided by a third party who adopts the Company's Telematics Operating Program owing to MEW's effort. The License Agreement is expected to continue in effect for the life of the patents.


 In connection with the new strategic alliance created by the execution of the License Agreement, MEW also made an equity investment in the Company. MEW purchased 1,000,000 shares of Series B Preferred Stock at a price of $3.00 per share. As an indication of the parties' mutual interest in a long-term relationship, the Company also granted MEW a warrant to purchase 1,000,000 shares of common stock at a price of $3.00 per share. The Company granted MEW piggyback registration rights with respect to the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrant. MEW also has the right to appoint a representative to serve as a member of the Company's board of directors for as long as it continues to own the shares.


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

        10.06 Agreement and Plan of Merger (SecureAlert) (previously filed as exhibit to Current Report on Form 8-K)

        10.07 Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

        10.08 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated August 3, 2001 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

        10.09 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated January 24, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

        10.10 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert) dated March 1, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

        10.11 Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

        10.12 License Agreement between RemoteMDx, Inc. and SecureAlert, Inc. as licensor and Matsushita Electric Works, Ltd., as licensee, (April 9, 2002).

         (b) Reports on Form 8-K

The Company filed no reports on Form 8-K in the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 REMOTEMDX, INC.




Date: May 20, 2002            By:      /s/ David G Derrick
                                   --------------------------------------------
                                       David G. Derrick,
                                       Chief Executive Officer




Date:  May 20, 2002           By:      /s/ Michael G. Acton
                                   --------------------------------------------
                                       Michael G. Acton,
                                       Principal Accounting Officer