Form 10QSB/A
period 2002-03-31
REMOTE MDX INC
filed 2002-06-04
CIK 1045942

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO  ___________


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

         5.       Other Information..............................................................................22

         6.       Exhibits and Reports on Form 8-K...............................................................22

                                     PART I
 Item 1 - Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                        March 31, 2002
                                                                                       ----------------
Assets
Current assets:
   Cash                                                                                        50,965
   Cash in escrow                                                                                   0
   Accounts receivable, net of allowance for doubtful accounts of $87,124                     726,573
   Inventories                                                                              1,618,394
   Prepaid expenses                                                                            35,185
                                                                                        ---------------
                Total current assets                                                        2,431,117
Property and equipment, net of accumulated depreciation and amortization of $489,055          307,212
Core technology, net of accumulated amortization of $140,000                                  420,000
Goodwill                                                                                    7,776,209
                                                                                        ---------------
                Total assets
                                                                                           10,934,538
                                                                                        ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Outstanding check liability
                                                                                              138,201
   Purchase obligation to former SecureAlert shareholders, net of discount of $34,278
                                                                                              565,722
   Notes payable                                                                            2,037,574
   Bank line of credit                                                                      1,850,000
   Related-party convertible notes payable                                                    500,000
   Related-party line of credit                                                               401,964
   Series A 15% convertible debentures                                                         40,000
   Accounts payable                                                                         1,493,153
   Accrued liabilities                                                                        517,010
   Dividends payable                                                                          244,833
   Deferred revenue                                                                            23,399
                                                                                        ---------------
                Total current liabilities                                                   7,811,856
                                                                                        ---------------
Commitments and contingencies (Notes 3,5,6 and 7)
Redeemable common stock at redemption value of $3 per share; 192,000 shares outstanding       576,000
Stockholders' equity:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares
       designated;                                                                                  3
        30,104 shares outstanding (aggregate liquidation preference of
     $8,333,291) Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 835,824
       shares outstanding (aggregate liquidation preference of $2,507,472)                         84
   Common stock;  $0.0001 par value; 50,000,000 shares authorized, 8,783,517 shares               879
     outstanding
   Additional paid-in capital                                                              39,829,760
   Deferred consulting costs                                                                 (150,000)
   Deferred financing costs                                                                  (497,465)
   Series A preferred stock subscription receivable - due from related party                 (338,300)
   Accumulated deficit                                                                    (36,298,279)
                                                                                        ---------------
                Total stockholders' equity                                                  2,546,682
                                                                                        ---------------
                Total liabilities and stockholders' equity
                                                                                           10,934,538
                                                                                        ===============





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             Three months ended              Six months ended
                                                                  March 31,                      March 31,
                                                       ------------------------------------------------------------
                                                            2002            2001             2002           2001
                                                       ------------------------------------------------------------
Net sales                                                  2,601,519       141,560         4,889,770       255,765
Cost of goods sold                                         2,230,730        87,725         4,080,832      158,5755
                                                       ------------------------------------------------------------
                Gross profit                                 370,789        53,835           808,938        97,190

Research and development expenses                             93,657             0           279,408             0
Selling, general and administrative expenses              10,992,954     1,521,925        12,796,990     2,176,629
Amortization of core technology                               46,666             0            93,333             0
                                                       ------------------------------------------------------------
         Loss from operations                            (10,762,479)   (1,468,090)      (12,360,793)   (2,079,439)
Other income (expense):
   Interest income                                             1,915         1,661             5,368         3,905
   Interest expense                                         (406,306)      (13,050)       (1,989,930)      (13,050)
                                                       ------------------------------------------------------------
         Net loss                                        (11,166,870)   (1,479,479)      (14,345,355)   (2,088,584)
Dividends on Series A preferred stock                       (123,928)      (80,690)         (244,833)     (152,920)
                                                       ------------------------------------------------------------
         Net loss attributable to common stockholders   $(11,290,798)  $(4,445,992)     $(14,590,188)  $(5,146,287)
                                                       ============================================================
Net loss per common share - basic and diluted           $      (1.42)  $     (1.40)     $      (1.92)  $     (1.68)
                                                       ============================================================
Weighted average shares - basic and diluted                7,972,464     3,183,591         7,588,394     3,066,420
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

                                 REMOTEMDX, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                      Redeemable                    Preferred Stock
                                                      ---------------------------------------------
                                     Common Stock          Series A              Series B               Common Stock   Additional
                                 ------------------------------------------------------------------------------------   Paid-In
                                   Shares    Amounts    Shares   Amount     Shares     Amount    Shares      Amount     Capital
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 2001           0          0    24,181        2    700,001         70    7,841,585      784    27,652,020

Issuance of redeemable common
  stock for:
   Cash                            32,000     96,000
   Services                       110,000    330,000
   Conversion from common stock    50,000    150,000                                               (50,000)      (5)     (149,995)
Issuance of common stock for:
   Services                                                                                        238,036       24       744,085
   Conversion of debentures and                         (1,983)       -                             19,937        2        59,809
     interest
   Conversion of Series A                                                                          733,959       74           (74)
     preferred stock
Issuance of Series A preferred
  stock for:
   Cashless exercise of warrants                         5,812        1                                                        (1)
   Settlement of liability
     associated with borrowings
     under a related-party line
     of credit                                           2,094                                                         11,091,415
Issuance of Series B preferred
   stock for cash:                                                         135,823         14                             366,159
Issuance of common stock options
   to consultants for services                                                                                             66,342
Amortization of deferred
   consulting costs
Amortization of deferred
   financing costs
Net loss
Dividends on Series A preferred
stock
                                 --------------------------------------------------------------------------------------------------
Balance at March 31, 2002         192,000    576,000    30,104        3    835,824         84    8,783,517      879    39,829,760
                                 ==================================================================================================





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                                                    Preferred
                                            Deferred   Deferred       Stock
                                           Consulting  Financing  Subscriptions  Accumulated
                                             Costs       Costs      Receivable     Deficit
                                         -----------------------------------------------------
Balance at September 30, 2001                      -          -      (338,300)    21,708,091

Issuance of redeemable common
  stock for:
   Cash                                                (165,000)
   Services
   Conversion from common stock
Issuance of common stock for:
   Services                                 (300,000)  (290,000)
   Conversion of debentures and
     interest
   Conversion of Series A
     preferred stock
Issuance of Series A preferred
  stock for:
   Cashless exercise of warrants
   Settlement of liability
     associated with borrowings
     under a related-party line
     of credit                                         (131,250)
Issuance of Series B preferred
   stock for cash:
Issuance of common stock options
   to consultants for services
Amortization of deferred
   consulting costs                          150,000
Amortization of deferred
   financing costs                                       88,965
Net loss                                                                         (14,345,355)
Dividends on Series A preferred
stock                                                                               (244,833)
                                         -----------------------------------------------------
Balance at March 31, 2002                   (150,000)  (497,285)     (338,300)   (36,298,279)
                                         =====================================================




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                 ----------------------------------
                                                                                       2002              2001
                                                                                 ----------------------------------
Cash flows from operating activities:
   Net loss                                                                           (14,345,355)   $  (2,088,584)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      149,213           13,730
       Amortization of discount on purchase obligation to former
         SecureAlert shareholders                                                          49,781                -
       Amortization of deferred consulting costs                                          150,000                -
       Amortization of deferred financing costs                                            88,785
       Interest expense related to preferred stock issuances associated
         with borrowings under related-party line of credit                            11,060,165                -
       Common stock issued for services                                                    54,108          400,000
       Preferred stock issued for services                                                      0          695,000
       Redeemable common stock issued for services                                        165,000                -
       Common stock options issued for services                                            48,249           12,799
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                      (390,519)              39
           Inventories                                                                   (618,618)          (1,781)
           Prepaid expenses                                                                31,332             (352)
           Accounts payable                                                               311,527          (49,029)
           Accrued liabilities                                                           (124,586)          47,461
           Deferred revenue                                                               (59,761)               -
                                                                                 ----------------------------------
                Net cash used in operating activities                                  (3,430,679)        (970,717)
                                                                                 ----------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                                                     (16,704)          (3,100)
   Disposal of fixed assets                                                                 8,046                -
   Note receivable                                                                              -         (150,710)
                                                                                 ----------------------------------
                        Net cash used in investing activities                              (8,658)        (153,810)
                                                                                 ----------------------------------
Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                   (600,000)               -
   Net borrowings under related-party line of credit                                      385,964                -
   Net borrowings on bank line of credit                                                1,256,413                -
   Proceeds from issuance of redeemable common stock                                       96,000                -
   Proceeds from issuance of Series B preferred stock, net of cash offering costs         366,173                -
   Proceeds from issuance of notes payable                                              2,683,720          535,000
   Proceeds from issuance of debentures                                                         -          500,000
   Payments on notes payable                                                             (896,146)               -
                                                                                 ----------------------------------
                Net cash provided by financing activities                               3,292,124        1,035,000
                                                                                 ----------------------------------
Net increase (decrease) in cash                                                          (147,213)         (89,527)
Cash, beginning of period                                                                  59,977          278,421
                                                                                 ----------------------------------
Cash, end of period                                                                   $   (87,236)   $     188,894
                                                                                 ==================================


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

                                                        Six months ended
                                                         March 31, 2001
                                                     ------------------------
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

(4)      INVENTORIES

Substantially all items included in inventory are finished goods and consist of the following as of March 31, 2002:

      Consumer electronics                                   $     383,569
      Mobile emergency and personal security systems         $   1,184,631
      Reagent stains                                         $      50,194
                                                         ------------------
                                                             $   1,618,394
                                                         ==================


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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended March 31, 2002 and 2001:

                                                                         2002                2001
                                                                   ------------------   ----------------
      Net sales:
        SecureAlert:
           Consumer electronics                                             2,260,891                 0
           Mobile emergency and personal security systems                     187,387                 0
                                                                   ------------------   ----------------
                                                                            2,448,278                 0
        Reagents                                                              153,241           141,560
                                                                   ------------------   ----------------
                                                                            2,601,519           141,560
                                                                   ==================   ================
      Operating gain (loss):
        SecureAlert                                                          (667,085)                0
        Reagents                                                               23,157            21,982
        Other (unallocated)                                               (10,806,024)       (1,446,108)
                                                                   ------------------   ----------------
                                                                          (10,762,479)       (1,468,090)
                                                                   ==================   ================



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

Significant Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant accounting policies and areas where substantial judgments are made include:

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

Item 5.  Other Information

On April 12, 2002, the Company entered into a License Agreement with Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). Under the License Agreement, the Company granted MEW a nontransferable, worldwide, exclusive license under certain of the Company's patents to use, manufacture, have manufactured, market, distribute and sell the Company's one-button emergency wireless telephone device, with and without global positioning satellite technology, under the terms of the License Agreement. The license granted to MEW includes the right to grant sublicenses as provided in the agreement. The License Agreement is expected to continue in effect for the life of the patents.


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


         3.01(1) Amendment to Articles of Incorporation for Change of Name (previously filed)


         3.01(2) Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock previously filed)

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

         10.06 Agreement and Plan of Merger (SecureAlert) (previously filed as exhibit to Current Report on Form 8-K)

         10.07 Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

         10.08 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated August 3, 2001 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

         10.09 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated January 24, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

         10.10 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert) dated March 1, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

         10.11 Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

         10.12 License Agreement between RemoteMDx, Inc. and SecureAlert, Inc. as licensor and Matsushita Electric Works, Ltd., as licensee, (April 12, 2002) [Confidential Treatment Requested].

         (b) Reports on Form 8-K

The Company filed no reports on Form 8-K in the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REMOTEMDX, INC.



Date: June 4, 2002              By:      /s/ David G Derrick
                                     --------------------------------
                                         David G. Derrick,
                                         Chief Executive Officer




Date: June 4, 2002              By:      /s/ Michael G. Acton
                                     --------------------------------
                                         Michael G. Acton,
                                         Principal Accounting Officer