Form 10QSB
period 2002-06-30
REMOTE MDX INC
filed 2003-11-05
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

This report is prepared for the period ended June 30, 2002, but is filed as of November 3, 2003. As of October 15, 2003, the issuer had issued and outstanding 25,256,975 shares of common stock, par value $0.0001.



Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

                                TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                   No.

PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of June 30, 2002..............................3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three and nine months ended June 30, 2002 and 2001..........................................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the nine months ended June 30, 2002 and 2001....................................................5

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................................19

         Item 3.  Controls and Procedures........................................................................27

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds......................................................27
         Item 6.  Exhibits and Reports on Form 8-K...............................................................28
         Signatures..............................................................................................30

                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                    June 30, 2002
                                                                                                  -------------------
Assets
Current assets:
   Cash                                                                                           $        1,024,033
   Accounts receivable, net of allowance for doubtful accounts of $75,000                                    918,575
   Inventories                                                                                             1,696,640
   Prepaid expenses                                                                                           74,505
                                                                                                  -------------------
                Total current assets                                                                       3,713,753
Property and equipment, net of accumulated depreciation and amortization of $521,920                         353,145
Deposits                                                                                                       2,222
Core technology, net of accumulated amortization of $186,667                                                 373,333
Goodwill                                                                                                   7,776,209
                                                                                                  -------------------
                Total assets                                                                      $       12,218,662
                                                                                                  ===================
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Purchase obligation to former SecureAlert shareholders, net of discount of $17,306             $          382,694
   Notes payable                                                                                           1,779,932
   Bank line of credit                                                                                     1,850,000
   Related-party convertible notes payable                                                                   500,000
   Related-party line of credit                                                                              909,450
   Accounts payable                                                                                        1,182,915
   Accrued liabilities                                                                                       391,672
   Dividends payable                                                                                         371,859
   Deferred revenue                                                                                           67,429
                                                                                                  -------------------
                Total current liabilities                                                                  7,435,951
                                                                                                  -------------------
Commitments and contingencies
Redeemable common stock (See Note 9)                                                                         666,000
Stockholders' equity:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares designated; 2 26,846 shares outstanding (aggregate liquidation preference of $566,000)
     Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 1,835,824 shares                     184
       outstanding (aggregate liquidation preference of $5,507,472)
   Common stock; $0.0001 par value; 50,000,000 shares authorized, 11,272,904 shares outstanding 1,127 Additional paid-in capital 53,605,775 Deferred consulting costs (338,071) Series A preferred stock subscription receivable -
   due from related party (338,300) Accumulated deficit (48,814,006)
                                                                                                  --------------------
                Total stockholders' equity                                                                 4,116,711
                                                                                                  -------------------
                Total liabilities and stockholders' equity                                        $       12,218,662
                                                                                                  ===================


           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                    Three months ended                Nine months ended
                                                                         June 30,                         June 30,
                                                            -------------------------------------------------------------------
                                                                  2002              2001            2002            2001
                                                            ------------------  ---------------  --------------  --------------

Net sales                                                   $        3,029,664  $       128,500  $    7,919,434  $      384,265
Cost of goods sold                                                   2,617,258          108,969       6,711,146         267,544
                                                            ------------------  ---------------  --------------  --------------

   Gross profit                                                        412,406           19,531       1,208,288         116,721

Research and development expenses                                      119,921           81,043         399,329         263,612
Amortization of core technology                                         46,667                -         140,000               -
Selling, general and administrative expenses                         3,329,761          802,785      24,243,601       2,796,845
                                                            ------------------  ---------------  --------------  --------------

    Loss from operations                                            (3,083,943)        (864,297)    (23,574,642)     (2,943,736)

Other income (expense):

   Interest income                                                       4,029            1,389           9,398           5,294
   Interest expense                                                   (654,801)        (670,619)     (3,540,671)     (1,138,419)
                                                            ------------------  ---------------  --------------  --------------

                Net loss                                            (3,734,715)      (1,533,527)    (27,105,915)     (4,076,861)

Dividends on Series A preferred stock                                 (127,026)         (57,350)       (371,859)     (2,660,303)
                                                            ------------------  ---------------  --------------  --------------

              Net loss attributable to common stockholders  $       (3,861,741) $    (1,590,877) $  (27,477,774) $   (6,737,164)
                                                            ==================  ===============  ==============  ==============

Net loss per common share - basic and diluted               $             (.41) $          (.45) $        (3.05) $        (2.08)
                                                            ==================  ===============  ==============  ==============
Weighted average shares - basic and diluted                          9,359,372        3,573,165       9,018,000       3,237,000
                                                            ==================  ===============  ==============  ==============


           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                              June 30,
                                                                                 ------------------------------------
                                                                                       2002              2001
                                                                                 -----------------  -----------------
Cash flows from operating activities:
   Net loss                                                                      $    (27,105,915)  $   (4,076,861)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      228,741           20,576
       Amortization of discount on purchase obligation to former
         SecureAlert shareholders                                                          66,753                -
       Amortization of deferred consulting costs                                          384,929                -
       Interest expense related to preferred stock warrants issued borrowings
         under a related - party line of credit                                         2,341,465                -
       Common stock issued for services                                                   528,107                -
       Redeemable common stock issued for services                                        315,000                -
       Common stock and Preferred Series A stock options and warrants issued for
         services                                                                      16,755,871        1,307,799
       Preferred stock issued for services and financing costs                          2,324,341                -
       Interest expense related to the issuance of convertible debt                             -        1,092,250
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                      (572,521)          14,833
           Inventories                                                                   (696,864)           2,206
           Prepaid expenses and other assets                                              (10,210)             198
           Accounts payable                                                                 1,289           63,231
           Accrued liabilities                                                           (510,515)          51,310
           Deferred revenue                                                               (15,731)               -
                                                                                 -----------------  -----------------
                Net cash used in operating activities                                  (5,975,260)      (1,524,458)
                                                                                 -----------------  -----------------
Cash flows from investing activities:
   Purchase of property and equipment                                                     (87,452)          (6,527)
   Advances to SecureAlert II, Inc.                                                             -         (501,420)
                                                                                 -----------------  -----------------
                        Net cash used in investing activities                             (87,452)        (507,947)
                                                                                 -----------------  -----------------
Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                   (800,000)               -
   Proceeds from convertible debentures                                                         -          545,000
   Net borrowings under related-party line of credit                                    1,328,153        1,285,000
   Net borrowings on bank line of credit                                                1,256,413                -
   Proceeds from issuance of short-term notes payable                                   3,168,974                -
   Payments on short-term notes payable                                                (1,389,042)               -
   Proceeds from issuance of redeemable common stock                                       96,000                -
   Proceeds from issuance of Series B preferred stock, net of cash offering costs       3,366,273                -
                                                                                 -----------------  -----------------
                Net cash provided by financing activities                               7,026,768        1,830,000
                                                                                 -----------------  -----------------
Net increase (decrease) in cash                                                           964,056         (202,405)
Cash, beginning of period                                                                  59,977          278,421
                                                                                 -----------------  -----------------
Cash, end of period                                                              $       1,024,033  $       76,016
                                                                                 =================  =================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                   (Unaudited)



                                                                                          Nine months ended
                                                                                              June 30,
                                                                                 ------------------------------------
                                                                                       2002              2001
                                                                                 ----------------  ------------------
Supplemental disclosure of cash flow information:
   Cash paid for taxes                                                           $              -  $             -
   Cash paid for interest                                                        $        243,750                -

Supplemental schedule of non-cash investing and financing activities:                                            -
   Series A convertible debentures and related accrued interest                           107,314                -
     converted into shares of common stock
   Reduction of related party line of credit in exchange for exercise of common
     stock options                                                                        434,700                -
   Accrual of Series A preferred stock dividends                                          371,859                -
   Deferred financing costs paid for by issuance of redeemable common stock               375,000                -
   Deferred consulting costs resulting from issuance of nonforfeitable
     common stock                                                                         348,000                -
   Common stock exchanged for redeemable common stock                                     120,000
   Issuance of common stock in exchange for conversion Series A Preferred Stock               226                -



           See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


The Company is a medical, technology-based remote personal safety, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs in conjunction with national monitoring centers.


Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role in the medical diagnostic industry by providing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001(see Note 3), the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the nine months ended June 30, 2002 and 2001 were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents.


Basis of Presentation


The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.


Going Concern


The Company has reoccurring net losses, has negative cash flows from operating activities and has a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Management's plans with respect to this uncertainty include converting debt obligations to equity and raising additional capital from the sale of equity securities and plans to enhance revenues and cash flows from its operations by increasing selling and marketing efforts related to new and existing products and services.


There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs. In addition, there can be no assurance that the operations will generate positive cash flows and that the Company will be economically successful from increasing selling and marketing efforts to introduce new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any new remote health monitoring products.

Principles of Consolidation


The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.


Intangible and Long-lived Assets


Intangible assets consist of goodwill and core technology. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is not amortized but is subject to an impairment test, which will be performed at least annually. Through the impairment test, the fair value of the reporting unit to which the goodwill is assigned will be compared with the reporting unit's carrying amount, including goodwill. A second test to determine the amount of impairment will be performed if the carrying amount of the reporting unit exceeds the fair value. This test will result in allocating the fair value to all of the assets and liabilities as if the reporting unit had been acquired and comparing the resulting fair value of goodwill to the carrying amount. The Company uses a market or income approach in determining the fair value of the reporting unit. The Company has not yet tested its goodwill for impairment. Subsequent to June 30, 2002 goodwill was tested for impairment and impaired as of September 30, 2002 in the amount of $4,207,045.


The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of June 30, 2002, the Company does not consider any of its other long-lived assets to be impaired.

Net Loss Per Common Share


Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.


Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of June 30, 2002 and 2001, there were approximately 19,732,000 and 14,180,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.


Stock-Based Compensation


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant.


Revenue Recognition


The Company derives its revenue primarily from the sale of consumer electronics, personal security products, and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

(2)            ACQUISITION OF SECUREALERT AND RELATED TRANSACTIONS


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


The Company failed to pay the required September 30, 2001 installment payments of cash and shares. On October 15, 2001, the Company received a notice of default. On November 30, 2001, the Company and the former SecureAlert shareholders amended the merger agreement. The amended agreement required the Company to (i) disburse the $200,000 and 200,000 share payments due originally on September 30, 2001 on or before December 5, 2001, (ii) pay a fee of $10,000 to a former shareholder of SecureAlert on or before December 5, 2001, for the extension through December 14, 2001 of the shareholder's letter of credit in the amount of $202,000 securing the bank line of credit (see Note 5) and (iii) distribute the $200,000 and 200,000 share payments originally due on December 31, 2001 on or before December 14, 2001, provided that if the Company could not obtain a new line of credit replacing the then current bank line of credit, the due date would be extended to December 31, 2001. In addition, Mr. David Derrick, the Company's chief executive officer and chairman of the board of directors, and Mr. James Dalton, a director of the Company, agreed to personally establish a letter of credit in the principal amount of $800,000 in favor of the bank and use their best efforts to obtain the release of the personal guarantees of four of the former SecureAlert shareholders under a bank line of credit. Additionally, the agreement, as amended, now provides that if in the event of default, and if the former SecureAlert shareholders exercise their right to receive the shares of SecureAlert, they will have one year from that date to repay intercompany borrowings (approximately $2,461,000 at December 31, 2001) less any amount then outstanding under an intercompany loan agreement ($400,000 at June 30, 2002). The obligation to repay this amount would be personally guaranteed by four former SecureAlert shareholders.


Notwithstanding the above, the former shareholders of SecureAlert requested that the required payments be made after December 31, 2001. During December 2001, the Company deposited $210,000 of the required payments into an account for the benefit of the former shareholders of SecureAlert. Subsequent to December 31, 2001, the Company made the required payments and satisfied all of the above requirements of the amended agreement. The Company also timely paid the commitments due March 31 and June 30, 2002. If the Company issues or sells any shares of common stock through June 2003 for consideration which is less than $3.00 per share, then the number of shares issuable to the former SecureAlert shareholders will be increased to an amount equal to $4,299,999 divided by the new per share value.


Subsequent to June 30, 2002, on December 31, 2002, the Company entered into an agreement with the former shareholders of SecureAlert, which terminated all employment and consulting agreements with former employees, shareholders, and officers of SecureAlert. In addition, the purchase obligation due to former SecureAlert shareholders was extinguished in the amount of $400,000. The former SecureAlert shareholders agreed to modify the terms of certain notes due in the aggregate of $500,000 in which payments of $40,000 per month are required beginning March 11, 2003 until the notes are paid in full. In addition, the former shareholders of SecureAlert agreed to waive their rights to the anti-dilution provision in connection with the Company's original purchase of SecureAlert. In exchange for these terms the Company has an obligation to pay an entity, in which a former SecureAlert shareholder has a significant interest, $180,000. This amount was secured by inventory of the Company valued at approximately $180,000 and was subsequently paid in full.


Corresponding with termination of the former employee and shareholders of SecureAlert, the Company modified its approach to its consumer electronics business. Under its modified approach, on January 1, 2003 the Company entered into a consumer electronics distribution agreement with SecureAlert Entertainment, LLC, (SAE) an entity controlled by certain former shareholders of Secure Alert, Inc., a wholly owned subsidiary of the Company.


Under the distribution agreement the Company granted a distribution right it holds under an agreement with Philips and MemCorp to sell and distribute consumer electronic products. The initial term of the agreement is for one year, ending December 31, 2002, after which SAE may directly approach Philips and MemCorp to obtain direct distribution rights for Magnavox-branded home security products. Under the distribution agreement SAE acquired from the Company payables and accrued liabilities in the amount of $488,410; assumed $300,000 of the Sun Trust line of credit; acquired receivables due from prior sales of consumer electronic products in the amount of $370,501; acquired consumer electronic inventory in the amount of $539,706 and acquired equipment with a net book value of $183,484. In exchange the Company received 401,952 shares of the Company's common stock held by the former SecureAlert shareholders and extinguished the remaining purchase obligation in connection with the original purchase of SecureAlert in the amount of $400,000. These transactions resulted in a net contribution to the Company in the amount of $94,759


The Company agreed to grant employment-based options to purchase up to an aggregate of 1,000,000 shares of common stock to four former officers and directors of SecureAlert and current employees of the Company. The options have an exercise price of $3.00 per share and are exercisable over five years from the date of vesting. Vesting was to occur on the date that SecureAlert achieved $20,000,000 in aggregate gross revenues for the two-year period commencing on July 2, 2001 and the number of shares issuable upon exercise of the options was to be decreased by the amount that gross revenues were less than $20,000,000 divided by $3.00 per share. In addition, if SecureAlert had a loss for the two-year period following July 2, 2001, the number of shares issuable upon exercise of the options was to be decreased at the rate of one share for every $3.00 of loss incurred. On November 30, 2001, the option terms were amended and all options were immediately vested. Of these options 142,200 were granted to non-employees and 857,800 were granted to employees of the Company. The Company recognized expense of $343,545 (based on the Black Scholes Option Pricing Model) related to the non-employee grants during the nine months ended June 30, 2002.


(3)      INVENTORIES


Substantially all items included in inventory are finished goods and consist of the following as of June 30, 2002:


Consumer electronics                               $            558,275
Mobile emergency and personal security systems                1,091,524
Reagent stains                                                   46,841
                                                   ------------------------
                                                   $          1,696,640
                                                   ========================

(4)      NOTES PAYABLE


Notes payable outstanding at June 30, 2002 were $1,779,932. Significant activity related to notes payable during the nine months ended June 30, 2002, were as follows:


During the nine months ended June 30, 2002, the Company entered into an agreement with a consultant whereby the Company issued an $800,000 promissory note as payment of $250,000 for services rendered and accrued prior to September 30, 2001 and for $550,000 in cash. The promissory note bears interest at a rate of 22.5% per year and is due on September 30, 2002. Interest is payable monthly commencing on November 1, 2001. If the Company fails to make the monthly interest payments within 15 days of the due date, the entire principal balance and accrued interest become immediately due and payable. The promissory note is personally guaranteed by Messrs. Derrick and Dalton and collateralized by 1,000,000 shares of the Company's common stock held by them. As of June 30, 2002, $545,000 is outstanding under the promissory note. Furthermore, the Company issued 100,000 shares of common stock valued at $300,000 to the consultant for services to be performed through September 30, 2002. The value of these shares was recorded as deferred consulting in the accompanying condensed consolidated financial statements and is being amortized on a straight-line basis over the term of service. On June 30, 2003 pursuant to an agreement dated April 2, 2003, this note was assumed by David Derrick, James Dalton, and ADP Management Corporation (ADP Management), an entity owned and controlled by Mr. Derrick, and converted into shares of the Company's common stock see note 6 below.


During the nine months ended June 30, 2002, the Company entered into an agreement with a company whereby the Company borrowed $1,543,974, with interest payable at 10% per year and repayable in six monthly installments of $264,886. The borrowings are secured by certain of the Company's inventory. Two officers of the Company personally guaranteed the borrowings; however, Messrs. Derrick and Dalton indemnify the two officers from their personal guarantees. One of the two officers has a three-percent ownership interest in the lending company. As of June 30, 2002, $534,932 remains outstanding under the agreement. Subsequent to June 30, 2002, the above payment terms were modified such that the outstanding amount is repayable in 12 monthly installments of $91,734, and has been paid in full.

During the nine months ended June 30, 2002, the Company entered into various note agreements with individuals totaling $950,000. The balance of these notes at June 30, 2002 was $700,000. These notes bear interest at 18%; $250,000 mature on September 30, 2002, $200,000 mature on August 31, 2002 and the remaining $250,000 matured on May 30, 2002 and were in default. On June 30, 2003, $400,000 of these notes, including accrued interest, was converted into common stock at approximately $1.50 per share. Of the remaining $300,000, $25,000 had been paid with the balance in default.


(5)      BANK LINE OF CREDIT


As of June 30, 2002, the Company had $1,850,000 outstanding under a line of credit agreement with SunTrust Bank. Borrowings under the line of credit were limited to the lesser of $600,000 or a borrowing base equal to the sum of 60% of the Company's current accounts receivable, as defined in the agreement, plus 40% of the Company's current inventory, as defined in the agreement. The interest rate associated with the line of credit was the 30-day average LIBOR rate plus 2.15% (4.22% as of June 30, 2002) and borrowings were due January 31, 2002. Additionally, the agreement required the Company to maintain certain financial and non-financial covenants and required the bank's consent to certain transactions, including transactions between SecureAlert and the Company. During the nine months ended June 30, 2002, the Company renegotiated this line of credit to increase the borrowing base to $1,850,000. Additionally, the due date of the line of credit was extended to July 1, 2002 and all financial covenants were removed. The amended line of credit requires that borrowings are collateralized by certificates of deposit and personal letters of credit as discussed below.


During the nine months ended June 30, 2002, a trust, whose trustee is the brother of an executive officer of the Company, provided a $300,000 letter of credit as collateral for the line of credit. The trust's letter of credit originally expired on June 30, 2002. The Company and the trust entered into an amended agreement extending the date of the letter of credit to December 31, 2002. As consideration for establishing the letter of credit, the Company issued 15,000 shares of common stock to the trust. Upon extension of the letter of credit, the Company issued an additional 15,000 shares to the trust. The trust has the option, but not the obligation, to require the Company to repurchase these shares on December 31, 2002 at a price of $3.00 per share (see Note 9). The value of these shares ($45,000) was recorded as a deferred financing cost and as redeemable common stock in the accompanying condensed consolidated balance sheet as of June 30, 2002. The deferred financing costs are being amortized as interest expense over the term of the letter of credit. In the event that the bank draws on the letter of credit, the Company will repay the amount drawn together with interest thereon at a rate of 12% per year until paid in full.


In December 2001, Mr. Derrick assigned two certificates of deposit in the aggregate amount of $500,000 as collateral for the line of credit.


During the nine months ended June 30, 2002, Tom Natale, the President of the Company, assigned a certificate of deposit in the amount of $100,000 as collateral for the line of credit. This assignment was extended from June 30, 2002 to December 31, 2002. As consideration for the assignment and the subsequent extension, the Company issued 5,000 shares of its common stock to Mr. Natale.


During the nine months ended June 30, 2002, one of the former shareholders of SecureAlert, established two letters of credit in the aggregate amount of $402,000 as collateral for the line of credit. A letter of credit in the amount of $202,000 was subsequently extended from June 30, 2002 to December 31, 2002, and the second letter of credit in the amount of $200,000 was extended from August 30, 2002 to December 31, 2002. As consideration for establishing the letters of credit and the subsequent extension, the Company issued 20,000 shares of its common stock to the individual. The individual also received warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $3.00 per share. These warrants expire on December 31, 2006.


During the nine months ended June 30, 2002, a relative of an employee of the Company assigned two certificates of deposit in the aggregate amount of $200,000 as collateral for the line of credit. This assignment was extended from June 30, 2002 to December 31, 2002. As consideration for the assignment and the subsequent extension, the Company issued 10,000 shares of its common stock to the individual.


During the nine months ended June 30, 2002, an individual established a letter of credit in the amount of $100,000 as collateral for the line of credit. This letter of credit was extended from July 31, 2002 to December 31, 2002. As consideration for establishing the letter of credit and extending the due date, the Company issued 5,000 shares of its common stock to the individual.


Each of the three individuals noted above has the option, but not the obligation, to require the Company to repurchase the shares issued to them in connection with these transactions at the end of six months from the date of the assignment of their respective certificate of deposit or letter of credit, at a price of $3.00 per share. In the event that the bank draws on the letter of credit or asserts a claim against the certificates of deposit, the Company will repay the amount drawn or claimed together with interest thereon at a rate of 12% per year until paid in full. Additionally, the assignments are secured by the assets of the Company.


During the nine months ended June 30, 2002, a shareholder of the Company established a letter of credit with a bank in the amount of $250,000 as collateral for the line of credit. This letter of credit was extended from August 1, 2002 to March 31, 2003 and is personally guaranteed by the shareholder, however, Messrs. Derrick and Dalton have agreed to indemnify the shareholder from his personal guarantee. As consideration for the guarantee and extension of the expiration date, the Company issued 15,000 shares of its common stock to the individual.


The value of the shares and warrants issued to the above individuals for establishing letters of credit or assigning certificates of deposit, will be recorded as deferred financing cost and amortized as interest expense over the respective term of the letter of credit or assignment.


Subsequent to June 30, 2002, the SunTrust line of credit was refinanced through a note due to Zions First National Bank. The new note bears interest at prime plus .25%, matures on March 11, 2004, and is secured by certificates of deposit.

(6)      RELATED-PARTY LINE OF CREDIT


As of June 30, 2002, $909,450 in borrowings was outstanding under a line of credit agreement with ADP Management, an entity controlled by Mr. Derrick. Through June 30, 2002, borrowings bore interest at the prime rate (4.65% at June 30, 2002) and were due on December 31, 2002.


Under the original terms of this line of credit, the Company was required to issue to ADP Management a warrant to purchase one share of Series A Preferred Stock at a price of $200 per share for every $200 in principal loaned under the line of credit. The warrants included a cashless exercise provision. Based on the terms of the line of credit and a common stock value of $3.00 per share, upon a cashless exercise of the warrants ADP Management had the ability to receive 0.82 shares of Series A Preferred Stock or approximately 303 shares of common stock for each $200 advanced under the line of credit, assuming conversion of the Series A preferred shares. Despite the fact that a portion of the borrowings were repaid within a relatively short period of time, the Company was obligated to issue warrants to ADP Management to purchase up to 6,688 shares of Series A Preferred Stock as described above.


In March 2002, the Company and ADP Management entered into an amendment to the line of credit agreement, effective December 31, 2001. The independent members of the Company's Board of Directors negotiated the amendment on behalf of the Company. The amendment terminated the obligation to grant warrants to purchase shares of Series A Preferred Stock, capped at 6,668 the number of shares of Series A Preferred Stock issuable upon conversion or under warrants granted at December 31, 2001 and canceled all unexercised warrants to purchase shares of Series A Preferred Stock. The Company borrowed $1,445,526 under the ADP Management line of credit agreement through December 31, 2001. In connection with these borrowings ADP Management was granted warrants to purchase 7,228 shares of Series A preferred stock at an exercise price of $200 per share. These warrants were determined to have a value of $1,778,013 based on the Black Scholes Option Pricing Model and a $3.00 per common share price. Of this amount, $1,445,526 was recorded as interest expense and the remaining $332,488 was recorded as compensation expense due to the fact that ADP Management is principally owned and controlled by David Derrick, Chief Executive Officer and Chairman of the Board, and James Dalton, the Company's President and Vice Chairman of the Board of Directors. As of December 31, 2001, ADP Management exercised its warrants under the cashless exercise provision and received 6,688 shares. The cashless exercise resulted in additional compensation expense of $5,416,812 based on the common stock conversion rate of Series A shares and a $3.00 per common share price. The 6,688 shares of Series A Preferred Stock include shares issued to ADP Management during the six months ended December 31, 2001, resulting from ADP Management's exercise of warrants. In addition to the shares, 2,094 shares were issued to ADP Management for various consulting and financial services. These shares have been recorded as outstanding in the accompanying condensed consolidated financial statements as of December 31, 2001.


Additionally, the amendment extended the due date of amounts advanced under the loan agreement from December 31, 2001 to December 31, 2002, and provided that ADP Management would advance the balance of approximately ($600,000) to the Company no later than March 31, 2002. Under the amended and extended agreement, borrowings and guarantees do not bear interest. In consideration of ADP Management making the additional advances as required by the amended agreement, the Company granted to ADP Management warrants to purchase 3,450,000 shares of common stock at an exercise price equivalent to the conversion price of the Series A Preferred Stock issuable pursuant to the warrants originally provided for under the line of credit prior to amendment. This exercise price is the equivalent of $0.54 per share. These warrants do not have a cashless exercise feature and expire March 31, 2007. The value of these options, based on the Black Scholes Option Pricing Model at a $3.00 per common share price, was determined to be $9,666,439. Of this amount, $895,940, which equaled the total additional borrowings under the amended agreement, was recorded as interest expense, and the remaining $8,770,499 was recorded as compensation expense due to the related party nature of the transaction. The amendment also provides that ADP Management will convert all of its shares of Series A Preferred Stock into shares of common stock based upon the current conversion terms of the Series A Preferred Stock.


During the nine months ended June 30, 2002, the Company recorded interest expense of $2,341,465 associated with the line of credit with ADP Management. This amount includes $2,341,465 in non-cash interest expense related to the 6,668 shares of Series A Preferred Stock issued under the line of credit.


(7)     RELATED-PARTY CONVERTIBLE PROMISSORY NOTES


In connection with the acquisition of SecureAlert (see Note 2), the Company assumed two promissory notes payable to former SecureAlert shareholders each with a principal balance of $250,000, and the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. This date was extended until December 31, 2002. The promissory notes bear interest at a rate of 5% per year and are due December 31, 2002. During the nine months ended June 30, 2002, the Company recorded interest expense of $9,450 on these promissory notes. The term of these notes were subsequently renegotiated (see note 2).


(8)     PREFERRED STOCK


Series A 10 % Convertible Non-Voting Preferred Stock


During the nine months ended June 30, 2002, the Company issued 6,688 shares of Series A Preferred Stock related to the cashless exercise of warrants issued in connection with the line of credit with ADP Management. This cashless exercise resulted in additional compensation expense of $5,416,812 based on the common stock conversion rate of Series A shares and a $3.00 per common share price. An additional 2,094 Series A shares were also issued to ADP Management in connection with obtaining financing and consulting arrangements for the Company. These shares resulted in $2,324,340 of compensation expense based on the common stock conversion rate of Series A shares and a $3.00 per common share price. During the nine months ended June 30, 2002, 6,117 shares of Series A Preferred Stock owned by ADP Management were converted into 2,258,547 shares of common stock. As of June 30, 2002, there were 26,846 shares of Series A Preferred Stock outstanding, which represents 9,933,020 common stock equivalents at a conversion rate of approximately 370 for 1.


The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the nine months ended June 30, 2002 and 2001, the Company recorded $371,859 and $152,920, respectively, in dividends on Series A Preferred Stock.


The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133% of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through June 30, 2002, the Company has not exercised its option to redeem shares of Series A Preferred Stock.

Series B Convertible Preferred Stock


During the nine months ended June 30, 2002, the Company sold 1,135,823 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). MEW was granted an anti-dilution right on the common stock conversion feature of the 1,000,000 Series B shares it purchased. If the Company shall at any time during a two-year period (beginning April 2002) issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the 1,000,000 Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. These anti-dilution rights are expected by management to be waived, but no assurance can be given that management will be successful in obtaining a waiver from MEW. Shares of Series B Preferred Stock are convertible into shares of common stock on a 1-for-1 basis. The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110% of the conversion price at the date of redemption.


(9)      COMMON STOCK


During the nine months ended June 30, 2002, the Company issued 3,431,319 shares of common stock as follows:

     o    292,036 shares were issued for services rendered or to be rendered

     o 2,258,547 shares were issued upon the conversion of 6,117 shares of Series A Preferred Stock

     o 35,735 shares were issued as the result of the conversion of convertible debentures

     o    40,000 shares were issued in exchange for redeemable common stock, and

     o    805,001 shares were issued upon exercising of options.


Common Stock Subject to Redemption


Of the shares of common stock outstanding at June 30, 2002, 222,000 shares of common stock are subject to redemption as follows: (1) the holder of 32,000 of these shares has the option to require the repurchase of these shares at a price of $3.00 per share by giving notice of exercise of this option in writing to the Company within a 60-day period commencing at the end of nine months from date of issuance. This option automatically expires if it is not exercised within the 60-day period; (2) 135,000 shares were redeemable after December 31, 2003 through January 15, 2004, so long as the Company is not traded in the over-the-counter market or on a recognized exchange and the holder can readily sell the shares at $3.00 or more per share; and (3) the holder of 55,000 shares has the option to require the Company to repurchase these shares between June 30, 2002 and August 31, 2002, at a price of $3.00 per share. Subsequently these put options were extended to December 31, 2003.


Common Stock Options and Warrants


During the nine months ended June 30, 2002, the Company granted 920,361 options to purchase the Company's common stock to consultants or outside parties for services. The Company recognized approximately $2,236,072 of expense related to these issuances based on a $3.00 common share price. During the nine months ended June 30, 2002, the Company issued 3,450,000 options at an exercise price of $.54 to ADP Management, a company under common control by David Derrick, Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman member of the Board of Directors. The options were issued in connection with a $2 million line of credit provided to the Company, and extension of current debts owed by the Company to ADP Management. The issuance of these options resulted in $895,940 of interest expense and $8,770,499 of compensation expense based on the Black Scholes Option Pricing Model with an estimated common share price of $3.00. In addition the Company granted employees or directors of the Company 1,312,800 options to purchase the Company's stock at $3.00 per share with contractual lives of 5 years.


During the quarter ended June 30, 2002, the Company issued warrants to an investor for the purchase of 1,000,000 shares of common stock at a price of $3.00 per share in connection with the purchase of Series B Preferred Stock. These warrants expire in April 2007.

(10)     SEGMENT INFORMATION


As a result of the acquisition of SecureAlert in July 2001 (see Note 2), the Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The SecureAlert segment is engaged in the business of developing, distributing and marketing mobile emergency and personal security systems to distributors and consumers, and distributing consumer electronics products to the manufactured home market. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.


The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended June 30, 2002 and 2001:

                                                                         2002              2001
                                                                   ------------------ ----------------
      Net sales:
        SecureAlert:
           Consumer electronics                                    $        4,527,605               -
           Mobile emergency and personal security systems                     527,583               -
                                                                   ------------------ ----------------
                                                                            5,055,188               -
        Reagents                                                              262,725         128,500
                                                                   ------------------ ----------------
                                                                   $        5,317,913         128,500
                                                                   ================== ================
      Net income (loss):
        SecureAlert                                                        (1,290,168)              -
        Reagents                                                              (13,155)         48,555
        Other (unallocated)                                                (2,431,392)      (1,582,082)
                                                                   ------------------ ------------------
                                                                   ------------------ ------------------
      -                                                                $   (3,734,715)      (1,533,527)
                                                                   ------------------ ------------------


The following table reflects certain financial information relating to each reportable segment for each of the nine-month periods ended June 30, 2002 and 2001:

                                                  2002             2001
                                            ----------------------------------

Net sales:
     SecureAlert
        Consumer electronics                 $       6,917201  $            -
        Mobile emergency and personal
          security systems                            586,267               -
                                            -----------------  ---------------
                                                    7,503,468               -
Reagents                                              415,966         384,265
                                            -----------------  ---------------

                                             $      7,919,434  $      384,265
                                            -----------------  ---------------

Net income (loss):
     SecureAlert                             $    (1,957,253)  $           0-
     Reagents                                          10,002        (25,398)
     Other (unallocated)                         (25,158,664)     (4,051,463)
                                            -----------------  ---------------
                                             $   (27,105,915)  $  (4,076,861)
                                            -----------------  ---------------

Identifiable assets:
     SecureAlert including goodwill and
           Intangibles of 8,149,542 (net)    $     10,998,714
     Reagents                                         160,978
     Other (unallocated)                            1,058,970
                                            ------------------
                                             $     12,218,662
                                            ------------------

(11)     RECENT ACCOUNTING PRONOUNCEMENTS


In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishment of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or operations.


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the Company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies". FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No. 45. Management is evaluating the potential impact that the adoption of FIN No. 45 might have on its consolidated financial position, results of operations or cash flows.


In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company is not expected to have a material impact on the Company's financial position or future operations


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Ethics" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is evaluating the potential impact that FIN 46 might have on the Company's financial condition or results of operation. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, this pronouncement may have a material impact on the Company's financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the effect that the adoption of SFAS No. 149 may have, but believes it will not have a material effect on its results of operations and financial position.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Management anticipates that the adoption of SFAS No. 150 may have a material impact on the Company's consolidated financial statements if in the future the Company issues mandatorily redeemable preferred stock. Such mandatorily redeemable preferred stock, previously included as "mezzanine capital", would be included as a liability in accordance with SFAS 150.


(12)    SUBSEQUENT EVENTS


In October 2002 and June 2003, the Company issued notes payable to a financing company, which is a principal shareholder of the Company in the amount $85,808 and $250,000, respectively. These notes bear interest at 12%, mature on March 31, 2003 for those issued in October 2002 and September for the note issued in June 2003 and are unsecured. On June 30, 2003, David Derrick, James Dalton and ADP Management agreed to assume the notes and convert them into common shares pursuant to the April 2, 2003 agreement with the Company as noted above.


On November 1, 2002 and February 13, 2003 the Company issued notes payable of $550,000 and $175,000 to a financing company totaling $725,000 bearing interest in the amount of 12%, and secured by the assets of the Company. On June 30, 2003 the Company converted the notes into 483,333 common shares (a $1.50 per share) which are redeemable at the option of the holder at $2.00 per share after December 31, 2003 based on certain conditions.


On December 31, 2002 the Company entered into an agreement with the former shareholders of SecureAlert which terminated all employment and consulting agreements with former employees, shareholders, and officers of SecureAlert. In addition, the purchase obligation due to former SecureAlert shareholders was extinguished in the amount of $400,000. The former SecureAlert shareholders agreed to modify the terms of the notes due in the aggregate of $500,000 (see
Note 6) in which payments of $40,000 per month are required beginning March 11, 2003 until the notes are paid in full. In addition, the former shareholders of SecureAlert agreed to waive their rights to the anti-dilution provision in connection with the Company's original purchase of SecureAlert (see Note 3). The Company has an obligation to pay an entity, in which a former SecureAlert shareholder is a shareholder, $180,000. This amount was secured by inventory of the Company valued at approximately $180,000.


Corresponding with the termination of the former shareholders of SecureAlert, the Company modified its approach to its consumer electronics business. Under its modified approach, on January 1, 2003 the Company entered into a consumer electronics distribution agreement with SecureAlert Entertainment, LLC, (SAE) an entity controlled by the former shareholders of Secure Alert, Inc., a wholly owned subsidiary of the Company.


Under the distribution agreement the Company has sold a right of distribution it holds under an agreement with Philips and MemCorp to sell and distribute consumer electronic products. The initial term of the agreement is for one year after which SAE may directly approach Philips and MemCorp to obtain direct distribution rights for Magnavox-branded home security products. Under the distribution agreement SAE acquired from the Company payables and accrued liabilities in the amount of $488,410; assumed $300,000 of the Sun Trust line of credit; acquired receivables due from prior sales of consumer electronic products in the amount of $370,501; acquired consumer electronic inventory in the amount of $539,706 and acquired equipment with a net book value of $183,484. In exchange the Company received 400,000 shares of the Company's common stock held by the former SecureAlert shareholders and the extinguishment of the remaining purchase obligation in connection with the SecureAlert purchase as noted above.


Because the Company is not deemed to be the principal in the transaction through June 30, 2003, revenues related to consumer electronic sales will be recorded net of cost of sales. On June 30, 2003, the Company amended its distribution agreement with SAE whereon the Company assumed additional risks and rewards and fulfillment responsibilities to SAE.


On March 3, 2003, the Company converted 58,333 shares of its common stock to redeemable common stock to an individual. The individual has the option, but not the obligation, to put the shares back to the Company at $3.00 per share beginning on September 30, 2003 through October 15. 2003. The term was subsequently extended to December 31, 2003.


On March 11, 2003, the SunTrust line of credit was refinanced through a note due to Zions First National Bank. The new note bears interest at prime plus .25%, matures on March 11, 2004, and is secured by certificates of deposit.


On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of Directors, and ADP Management, whereby Dalton, Derrick and ADP Management agreed to continue to assist the Company in its financing activities and convert existing debt owed to ADP Management of $709,986 and debt which ADP Management assumed from the Company of $3,163,975, including $700,000 of which the Company has not been released by the original creditor. In addition, on June 24, 2003, the Company converted $725,000 of debt into 483,333 shares of redeemable common stock.


The put obligation associated with the redeemable common stock was assumed by ADP Management. However, the original holder has not released the company from the potential put obligation. In addition, ADP Management also agreed to assume the subscription receivable due from MK financial in the amount of $338,300. In exchange for these assumptions and conversions the Company issued 8,113,999 shares of the Company's common stock. In association with the issuance of stock in this transaction the Company recognized an expense for ADP Management services of approximately $846,000. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of the debts and obligations assumed by it and use the shares allocated to it as consideration for such settlements.


On April 4, the Company sold 185,000 shares to an investor for $100,000. Concurrently with this transaction, the Company granted the investors the option, but not the obligation, to put the shares back to the Company at $.54 per share after September 30, 2003, if certain conditions have not been satisfied. The exercise date of this put option was subsequently extended to December 31, 2003.


On May 7, 2003, the Company sold 100,000 shares to several investors for $150,000. Concurrently with this transaction, the Company granted the investors the option, but not the obligation, to put the shares back to the Company at $1.50 per share after December 31, 2003, if certain conditions have not been satisfied.


On June 25, 2003, the Company entered into a consulting agreement with an individual who has provided debt financing to the Company. The consulting agreement shall continue through April 30, 2004 and requires 100,000 shares issued as compensation and a monthly fee of $3,900 per month.


On June 30, 2003 the Company converted $442,750 of short-term notes payable including accrued interest and penalties into 302,668 shares of the Company's common stock.


In September 2003, the Company also borrowed $475,000 from third party lenders that can be converted into common stock of the Company at $1.50 per share at the option of the lender.


In October 2003, Company entered into a settlement agreement with a creditor pursuant to which it agreed to pay the principal amount owing under a promissory note in the amount of $500,000 in two instalments on or before October 31, 2003 and November 15, 2003, respectively, and to issue 168,979 restricted shares of common stock in lieu of accrued interest through October 31, 2003, as payment in full. (See Note 4.)

Item 2.  Management's Discussion and Analysis or Plan of Operation


Introduction


RemoteMDx is a technology-based remote personal safety, medical, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs. The Company contracts with national monitoring centers for the delivery of monitoring services. The Company was incorporated in Utah in July 1995 under the name Volu-Sol, Inc., as a wholly owned subsidiary of Biomune Systems, Inc. ("Biomune"). Biomune spun off the Company by distributing shares of the Company's common stock pro rata as a stock dividend to the holders of the common stock of Biomune (the "Distribution"). As a consequence of the Distribution, RemoteMDx commenced operations as a separate, independent, publicly held company in October 1997.


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


New Business Direction


Under its new business direction, RemoteMDx specializes in providing personal security and monitoring products and services to meet the needs of a rapidly growing elderly population. The RemoteMDx family of products and services offered under the Magnavox(R) brands includes both wireless and wired modes of connecting the elderly by the touch of a single button with emergency services, doctors, healthcare providers and loved ones. By utilizing global positioning satellite or "GPS" technology, the Company's Pal Services(TM) response center can locate the person in distress and dispatch the closest emergency services to the caller's location. In addition, through the Company's HomePal(TM) products, Pal Services(TM) is designing products to monitor the vital signs of its clientele on a daily basis and report to care providers if their health is within given parameters.


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


The Company plans to be among the first to provide a combination of emergency response systems and remote monitoring of the chronically ill. RemoteMDx plans to implement a quality technological solution to promote efficiency in an industry that is failing to do so. It is expected that RemoteMDx's technology products and services will provide more timely capture of patient condition data leading to earlier and more cost effective treatments. This should result in improved patient satisfaction and outcomes through consistent and convenient access to healthcare, while creating a portable electronic trail to a patient's medical history. This in turn is expected to lower the cost of patient and physician interaction, reducing costs for healthcare payors and providers.

The Company's SecureAlert subsidiary sells mobile and personal security systems, as well as consumer electronics products from the subsidiary's headquarters in Knoxville, Tennessee. During the nine months ended June 30, 2002, SecureAlert began distribution of its new emergency cellular devices with global positioning satellite ("GPS") technology, the MobilePAL+GPS(TM). Other mobile security products include the 911Phone and related services. New applications of the core technology will also be introduced during fiscal year 2002, including technology and services for remote monitoring of the chronically ill. Currently, SecureAlert generates a majority of its revenues from the sale of consumer electronics. SecureAlert expects that by the end of fiscal year 2002 its product mix will be approximately evenly divided between consumer electronics and mobile and personal security products and services.


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


Critical Accounting Policies


The accounting policies that are considered by the Company to be significant in determining the results of operations and its financial position are explained below. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.


The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.


With respect to inventory reserves, revenue recognition and allowance for doubtful accounts, the Company applies the following critical accounting policies in the preparation of its financial statements:


Inventory Reserves


The nature of the Company's business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. The Company records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of its reserves, the Company analyzes the following, among other things:

o        Current inventory quantities on hand;

o        Product acceptance in the marketplace;

o        Customer demand;

o        Historical sales;

o        Forecast sales;

o        Product obsolescence; and

o        Technological innovations.


Any modifications to these estimates of reserves are reflected in the cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.


Revenue Recognition


The Company derives revenue primarily from the sale of consumer electronics and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. From the date of the acquisition of SecureAlert in July 2001 through June 30, 2003, and for the year periods ended June 30, 2003, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.


Impairment of Long-lived Assets


Under applicable accounting principles, the Company does not amortize goodwill. Goodwill is subject to an impairment test, which is performed at least annually. The Company's goodwill is related to the acquisition of SecureAlert in July 2001. During the year ended September 30, 2002 the Company tested goodwill for impairment by comparing the carrying value of the assets of its wholly owned subsidiary SecureAlert, to the estimated fair value of those assets. The fair value was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices. The carrying amount including goodwill was determined to exceed the estimated fair value. Therefore the Company recognized an impairment of goodwill in 2002.


The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life of in measuring whether the assets are recoverable.


Accounting for Stock-based Compensation


The Company accounts for stock-based compensation issued to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the company had accounted for its stock options granted under the fair value method.


The Company accounts for stock-based compensation issued to persons other than employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.


Allowance for Doubtful Accounts


The Company must make estimates of the collectability of accounts receivables. In doing so, the Company analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Three months ended June 30, 2002 Compared to Three months ended June 30, 2001


Net Sales


For the three months ended June 30, 2002, the Company had net sales of $3,029,664 compared to $128,500 for the three months ended June 30, 2001, an increase of $2,901,164. The increase in net sales resulted primarily from the acquisition of SecureAlert in July 2001. SecureAlert had net sales of $2,901,388 during the three months ended June 30, 2002. These sales consisted of $2,749,902 of consumer electronics and $151,486 of mobile emergency and personal security systems. Reagents had revenues for the three months ended June 30, 2002 of $128,276, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


For the three months ended June 30, 2002, the Company had cost of goods sold of $2,617,258 compared to $108,969 for the three months ended June 30, 2001, an increase of $2,508,289. The increase in cost of sales resulted primarily from the acquisition of SecureAlert. SecureAlert's cost of goods sold totaled $2,538,485 or 87% of SecureAlert's net sales during the three months ended June 30, 2002. Reagents' cost of goods sold totaled $78,773 or 61% of Reagent's net sales for the three months ended June 30, 2002, compared to $108,969 or 62% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to decreased materials costs, wages and overhead costs.


Research and Development Expenses


For the three months ended June 30, 2002, the Company incurred research and development expenses of $119,921 compared to $81,043 for the three months ended June 30, 2001. During the three months ended June 30, 2002, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices, and related services.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $46,667 for the three months ended June 30, 2002.


Selling, General and Administrative Expenses


During the three months ended June 30, 2002, the Company incurred selling, general and administrative expenses of $3,329,761 compared to $802,785 for the three months ended June 30, 2001, an increase of $2,526,976. This increase relates primarily to the following: (1) approximately $911,390 of selling, general and administrative expenses from SecureAlert, (2) approximately $1,410,325 of options valued at $3 per share to consultants for services, and
(3) approximately $1,008,046 related to additional legal, accounting and consulting fees.


Interest Income and Expense


During the three months ended June 30, 2002, the Company incurred interest expense of $654,801. This amount consists primarily of non-cash interest expense of $544,601 related to preferred stock issuances under a related-party line of credit, together with approximately $16,972 in amortization of a discount on the purchase obligation to former shareholders of SecureAlert and approximately $527,629 in interest related to other borrowings.


Nine months ended June 30, 2002 Compared to Nine months ended June 30, 2001


Net Sales


For the nine months ended June 30, 2002, the Company had net sales of $7,919,434 compared to $384,265 for the nine months ended June 30, 2001, an increase of $7,535,169. The increase in net sales resulted primarily from the acquisition of SecureAlert in July 2001. SecureAlert had net sales of $7,503,468 during the nine months ended June 30, 2002. These sales consisted of $6,917,201 of consumer electronics and $586,267 of mobile emergency and personal security systems. Reagents had revenues for the nine months ended June 30, 2002 of $415,966, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


For the nine months ended June 30, 2002, the Company had cost of goods sold of $6,711,146 compared to $267,544 for the nine months ended June 30, 2001, an increase of $6,443,602. The increase in cost of sales resulted primarily from the acquisition of SecureAlert. SecureAlert's cost of goods sold totaled $6,442,006 or 86% of SecureAlert's net sales during the nine months ended June 30, 2002. Reagents' cost of goods sold totaled $269,140 or 65% of Reagent's net sales for the nine months ended June 30, 2002, compared to $267,544 or 70% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a decrease in materials costs, wages and overhead costs.


Research and Development Expenses


For the nine months ended June 30, 2002, the Company incurred research and development expenses of $399,329 compared to $263,612 for the period ended June 30, 2001. During the nine months ended June 30, 2002, the increase in research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices, and related services and common stock options valued at $68,799 that were granted to a consultant.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $140,000 for the nine months ended June 30, 2002.


Selling, General and Administrative Expenses


During the nine months ended June 30, 2002, the Company incurred selling, general and administrative expenses of $24,243,601 compared to $2,796,845 for the nine months ended June 30, 2001, an increase of $21,446,756. This increase relates primarily to warrants and stock issued to ADP Management in connection with financing and consultation compensation and the cashless exercise of Series A Preferred Stock warrants. Total expense relating to issuances of equity to ADP Management which is included in general administrative expense was $16,844,139 for the nine months ended June 30, 2002. In addition, approximately $2,236,000 of recorded expenses related to the issuance of warrants to other consultants valued at $3 per share to various consultants for services. The remaining increase is due to legal and accounting fee which were approximately $1,200,000; an increase general operating overhead of about $737,000; an increase in salaries of $200,000 primarily related to increases in personnel and approximately $230,000 of increased travel and other expenses. These increases were offset in part by a decrease of $33,000 in directors' fees.


Interest Income and Expense


During the nine months ended June 30, 2002, the Company incurred interest expense of $3,540,671. This amount consists primarily of non-cash interest expense of $3,118,657 related to preferred stock issuances under a related-party line of credit, together with approximately $39,275 in amortization of a discount on the purchase obligation to former shareholders of SecureAlert and approximately $382,739 in interest related to other borrowings.


Liquidity and Capital Resources


The Company currently is unable to finance its operations solely from cash flows from operating activities. During the nine months ended June 30, 2002, the Company financed its operations primarily through borrowings from a related party and the sale of equity securities.


As of June 30, 2002, the Company had cash of $1,024,033 and a working capital deficit of $3,722,198 compared to cash of $59,977 and a working capital deficit of $2,865,119 at September 30, 2001. This change is primarily the result of cash used in operations of $5,975,260.

During the nine months ended June 30, 2002, the Company's operating activities used cash of $5,975,260 compared to cash of $1,524,458 used during the nine months ended June 30, 2001. The increase was primarily a result of the cash used to fund operating costs of SecureAlert. Increased costs included legal and accounting, travel, general administrative and debt financing costs.


The Company's investing activities for the nine months ended June 30, 2002 used $87,452 to purchase property and equipment.


The Company's financing activities during the nine months ended June 30, 2002 provided cash of $7,026,768 compared to $1,830,000 during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, the Company received cash of $96,000 from the issuance of redeemable common stock, $1,433,932 from the issuance of notes payable and $1,328,153 from net borrowings from a related party. This cash was increased by net borrowings of $1,256,413 on the Company's line of credit with SunTrust. All of the financing activities for the nine months ended June 30, 2001 were provided by the related party line of credit.


The Company incurred a net loss of $27,105,915 and had negative cash flows from operating activities of $5,975,260 during the nine months ended June 30, 2002. As of June 30, 2002, the Company had a working capital deficit of $3,727,197, net tangible stockholders' equity deficit of $4,116,711 and an accumulated deficit of $48,814,006, compared to a working capital deficit of $2,865,119, a net tangible stockholders' deficit of $2,683,057 and an accumulated deficit of $21,708,091 at September 30, 2001. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.


Management's plans with respect to this uncertainty include raising additional capital from the sale of debt and equity securities. In furtherance of this plan, during the quarter ended June 30, 2002, the Company raised additional debt financing from Mr. Derrick and his affiliates, increased its borrowings under a line of credit with SunTrust, and sold 1,000,000 shares of Series B Preferred Stock to investors for net proceeds of approximately $3,000,000. The Company also plans to enhance revenues and cash flows from the SecureAlert operation by increasing its selling and marketing efforts related to existing products and services. There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs over the next twelve months, which include $400,000 in cash to fund the balance of the purchase obligation associated with the Company's acquisition of SecureAlert. In addition, there can be no assurance that the SecureAlert operations will improve and generate positive cash flows from operating activities and that it will be successful introducing new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any remote health monitoring products.


In February 2001, the Company entered into a loan agreement with ADP Management, a Utah corporation owned and controlled by David Derrick, the Company's CEO and Chairman and Jim Dalton, the Company's President and Vice Chairman. The loan agreement was amended in March 2001 and again in June 2001. During 2001, the agreement provided that the Company could borrow up to $3,000,000. For the nine months ended June 30, 2002, borrowings under this arrangement totaled $1,872,822 and repayments totaled $1,490,999. The amount outstanding at June 30, 2002 was $401,964. Prior to December 31, 2001, the Company granted to ADP Management the option to purchase one share of Series A Preferred Stock for every $200 in principal loaned under the line of credit, which option included a cashless exercise feature. Through June 1, 2001, the borrowings bore interest at 12% per year. Subsequent to June 1, 2001, borrowings bore interest at the prime rate (4.75% at December 31, 2001). Borrowings under the arrangement were due on December 31, 2001.


Effective December 31, 2001, the Company and ADP Management entered into an extension and modification of the loan agreement. The extension and modification was negotiated on behalf of the Company by the audit committee of the board of directors and was approved unanimously by the board of directors, with Messrs. Derrick, Dalton and Kirton abstaining. The amendment (1) extended the date for repayment of all amounts advanced under the loan agreement to December 31, 2002;
(2) provided that ADP Management would loan or facilitate credit to the Company of up to $2,000,000 before March 31, 2002; (3) provided that amounts borrowed after December 31, 2001 do not bear interest; (4) capped at 6,688 the number of shares of Series A Preferred Stock issued with respect to amounts advanced or guaranteed as of December 31, 2001; (5) required that all shares of Series A Preferred Stock issued to ADP Management be converted into shares of common stock; (6) cancelled all unexercised warrants for the purchase of Series A Preferred Stock at December 31, 2001; and (7) provided that if ADP Management extended the remaining $600,000 available under the agreement by March 31, 2002, the Company would grant ADP Management warrants for the purchase of 3,450,000 shares of common stock at an exercise price that is equivalent to the conversion price of the Series A Preferred Stock issuable under the loan agreement prior to amendment. That price is the equivalent of $0.54 per common share. The warrants expire March 31, 2007 and do not have a cashless exercise provision.


During the nine months ended June 30, 2002, the Company recorded interest expense of $1,539,530 associated with this line of credit. This amount includes $1,531,775 in non-cash interest expense related to the Series A Preferred Stock warrants.


SecureAlert has a line of credit agreement with SunTrust. As of June 30, 2002, the Company had $1,850,000 outstanding under this line of credit. During the quarter ended March 31, 2002, SecureAlert and SunTrust entered into an amended and restated revolving promissory note. As amended, SecureAlert may borrow up to $1,850,000 under the note, with accrued interest due in monthly installments beginning in February 2002. The due date of this line of credit was extended to July 1, 2002. The borrowings under the amended line of credit agreement are collateralized by certificates of deposit and personal letters of credit from several parties, including several shareholders and officers and a $250,000 letter of credit from a bank that is guaranteed by a shareholder. See Note 6 to the Company's unaudited condensed consolidated financial statements included in this report.



Recent Developments


Agreements with former Employees and Consultants


After determining that the Company would focus its business on remote medical and personal security monitoring products and services, the Company entered into an agreement with Brian Boling, Tim Welch, Jim Steinmeyer and Ron Bishop and their respective affiliates to provide for the termination of employment and consulting agreements, the assignment of property and other rights. Under this agreement, effective January 1, 2003, these parties agreed to terminate their respective consulting agreements with the Company and its affiliates, returned 400,000 shares of common stock issued in the acquisition of SecureAlert, forfeited payments under the merger agreement totaling $300,000, and forfeited accrued vacation and sick pay. The Company transferred to a newly formed entity owned and controlled by these former employees and consultants, equipment and inventory and the Company assigned accounts receivable to cover assumed liabilities in connection with the distribution of product under a distribution agreement described below.


Bishop Agreement


Effective December 31, 2002, the Company entered into an agreement with Ron Bishop, a former consultant of the Company, to terminate consulting agreements pursuant to which he had agreed to assist in the development of GPS and monitoring technology and related services. The Company agreed to issue 65,000 restricted shares of common stock and the Company granted an option to Mr. Bishop for the purchase of 20,000 common shares at $3.00 per share. Bishop agreed to complete programming on product interfaces and other products for the Company and granted the Company a perpetual royalty-free license to certain software used in the Company's GPS products and monitoring centers.


Natale Agreement


On February 28, 2003, the Company entered into an agreement with Tom Natale, who had been serving as the President of the Company. Under the terms of the agreement, which was subsequently amended and extended through October 2003, Mr. Natale and the Company mutually agreed to terminate Mr. Natale's employment contract. Mr. Natale will be paid a monthly consulting fee of $5,000 and receive health benefits from the Company through November 2003. A bonus payment of $30,000 is payable in October 2003. Mr. Natale also entered into a nondisclosure and confidentiality agreement relating to the Company's technology, including trade secrets and other intellectual property. In a separate agreement entered into June 30, 2003, Mr. Natale assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Mr. Natale from further liability under the line of credit and agreed to pay back interest of $8,000 and to issue to Mr. Natale 7,500 shares of common stock and warrants to purchase 7,500 shares of common stock at a price of $3.00 per share. Mr. Natale also received a $100,000 promissory note payable to him jointly and severally by David Derrick, James Dalton, and ADP Management. ADP

Management assumed the liability associated with this note and the Company is under no further obligation.


Liady Agreement


In an agreement entered into June 30, 2003, Ms. Liady assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Ms. Liady from further liability under the line of credit and agreed to pay back interest of $2,500 and to issue to Ms. Liady 5,000 shares of common stock and warrants to purchase 5,000 shares of common stock at a price of $3.00 per share. Ms. Liady also received a $100,000 promissory note payable to her jointly and severally by David Derrick, James Dalton, and ADP Management. ADP Management assumed the liability associated with this note and the Company is under no further obligation.


Consumer Electronics Distribution


On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In consideration of the grant of exclusive rights in the agreement, SecureAlert Entertainment agreed to make all payments to Mr. Bishop under his several agreements with the Company and to purchase inventory from the Company. In addition, former SecureAlert II shareholders waived their right to and returned to the Company for cancellation 400,000 shares of common stock issued in the merger of SecureAlert II. SecureAlert Entertainment is barred from marketing or distributing products to the PERS and home medical or personal health monitoring markets and is bound by a five-year post-termination covenant against competing with the Company in any market. The agreement was subsequently amended in June 2003 to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expires December 31, 2003. If the agreement expires without extension or if a new distributor is not engaged, the Company expects revenues from the sale of consumer electronics products to decline substantially after December 31, 2003.


Telematics Distribution


The Company entered into an agreement with SecureAlert Telematics Corporation for the distribution of the Company's telematics and mobile GPS products. In connection with this agreement, the Company acknowledged Mr. Bishop's role in the development of the underlying GPS technology included in the MobilePAL products and agreed to assign a patent application relating to that technology to Mr. Bishop (Patent App. 10/202,769). SecureAlert Telematics will pay the Company a royalty in the amount of 10% of net revenue from all customer sales and services for a period of seven years from the date of activation of all products and services sold by SecureAlert Telematics during the three-year term of the agreement. The parties also agreed that during the first six months of the agreement SecureAlert Telematics would have use of the Company's monitoring center without additional charge and that the parties would share in the cost of the monitoring center thereafter during the balance of the term of the agreement until such time as SecureAlert Telematics could establish its own center. The products that are subject to this agreement are the MobilePAL and TravelPAL products sold to specific channels identified by the agreement. SecureAlert Telematics is barred from selling in the PERS and personal and home health monitoring markets.


Debt Restructuring


During the quarter ended June 30, 2003, the Audit Committee of the board of directors approved a debt-restructuring package proposed by ADP Management, David Derrick and James Dalton. By agreement dated April 2, 2003, the Company and ADP Management, Mr. Derrick and Mr. Dalton agreed to the following primary terms:

     o Derrick and Dalton agreed to negotiate with significant creditors of the Company to restructure outstanding debt.

     o The Company would issue a total of 8,900,000 shares of common stock for the purpose of restructuring its debt under this package.

     o The preferred method of restructuring the debt would be the conversion of the debt into common shares at prices negotiated on behalf of the Company by Derrick and Dalton.

     o If and to the extent that Derrick and Dalton would assume certain debt held by creditors unwilling to convert such obligations directly into equity the shares otherwise issuable in conversion of the assumed debt would be issued to Derrick and Dalton in consideration of their assumption of the debt and the release of the Company of all liability for such debt by the creditor.

     o ADP Management would convert all amounts owing to it after all other creditors have either converted or assigned their notes as described above for the remaining shares, if any.

     o    The  Company  would   compensate   Derrick  and  Dalton  for  personal
          guarantees and assumptions of corporate debt and obligations.

     o Mr. Derrick would assign certificates of deposit to the Company securing a line of credit with a bank.


As of June 30, 2003, under the provisions of this agreement the Company:

     o Converted $1,167,750 of principal and accrued interest into 786,001 shares of common stock at $1.50 per share.

     o Was released from debt obligations to third parties totaling $2,613,975 in principal and accrued interest assumed by ADP Management, Derrick and Dalton and converted these obligations into common stock

     o Settled all obligations and guarantees of ADP Management, Derrick and Dalton, including $709,986 of principal and accrued interest owing to ADP Management and converted these obligations into common stock, and

     o Received from ADP Management assignment of $550,000 of certificates of deposit securing a line of credit with a bank.


The total debt relief provided to the Company as a result of these transactions was approximately $4,342,000. ADP Management also committed to assume an additional $700,000 of debt upon release of the Company by the note holder. The total number of shares issued in connection with this transaction was 8,416,667 of which 8,113,999 were issued to ADP Management in connection with its assumption of debt, guarantees, and agreement to indemnify the Company described above. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of the debts and obligations assumed by it and use the shares allocated to it as consideration for such settlements.


Item 3.   Controls and Procedures


Evaluation of Disclosure Controls and Procedures. Based upon their review, the Company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) are effective in providing the material information required to be disclosed in the reports the Company files or submits under the Exchange Act. Their review was completed as of a date within 90 days before the filing date of this quarterly report


Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.


                           PART II. OTHER INFORMATION


 Item 2.  Changes in Securities and Use of Proceeds


During the nine months ended June 30, 2002, the Company issued 3,381,317 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

     o    142,036 shares were issued for services rendered or to be rendered,

     o 2,258,547 shares were issued upon the conversion of 6,117 shares of Series A Preferred Stock (see Note 10),

     o 35,733 shares were issued as the result of the conversion of convertible debentures (see Note 8),

     o 140,000 shares were issued for financing costs from notes and redeemable common stock, and

     o    805,001 shares were issued upon exercising of options.


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


Item 6.  Exhibits and Reports on Form 8-K


(a)       Exhibits Required by Item 601 of Regulation S-B

Exhibit Number             Title of Document

10.01Distribution and Separation Agreement (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.021997 Stock Incentive Plan of the Company, (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.031997   Transition  Plan   (incorporated   by  reference  to  the  Company's
     Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04Securities  Purchase  Agreement for $1,200,000 of Series A Preferred  Stock
     (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997)

10.05Securities  Purchase  Agreements  with  ADP  Management  and  James  Dalton
     (previously filed)

10.06Agreement and Plan of Merger (SecureAlert) (previously filed as exhibit to Current Report on Form 8-K)

10.07Loan  Agreement (as amended) dated June 2001 between ADP Management and the
     Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

10.08Amended  and  Restated  Loan  and  Security  Agreement  (SunTrust  Bank and
     SecureAlert), dated August 3, 2001 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30,
     2001)

10.09Amended  and  Restated  Loan  and  Security  Agreement  (SunTrust  Bank and
     SecureAlert), dated January 24, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.10Amended  and  Restated  Loan  and  Security  Agreement  (SunTrust  Bank and
     SecureAlert) dated March 1, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.11Loan  Agreement (as amended and  extended)  dated March 5, 2002 between ADP
     Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.12License  Agreement  between  RemoteMDx,  Inc.  and  SecureAlert,   Inc.  as
     licensor and Matsushita Electric Works, Ltd., as licensee, (April 12, 2002) (previously filed)


31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002


31.2 Certification   of  Chief   Financial   Officer   under   Section   302  of
     Sarbanes-Oxley Act of 2002


32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)


(b)       Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed one report on Form 8-K to report the dismissal of Arthur Andersen LP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                       REMOTEMDX, INC.



Date: October 30, 2003 By:  /s/ David G. Derrick
                            --------------------------------------------------
                                David G. Derrick,
                                Chief Executive Officer




Date: October 30, 2003 By: /s/ Michael G. Acton
                           ----------------------------------------
                                Michael G. Acton,
                                Principal Accounting Officer