Form 10KSB
period 2002-09-30
REMOTE MDX INC
filed 2003-11-05
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2002

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

Securities registered under Section     Name of each exchange on
12(b) of the Act:                        which registered:
None                                   None

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 Issuer's revenues for the fiscal year ended September 30, 2002 were $11,013,147.

Registrant's common stock has not traded and there is no market for the common stock at this time. Based solely on the price per share of $1.50 paid in recent sales of shares by the registrant in the past 60 days, it is estimated that the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $10,437,090.

 There were 25,256,975 shares of common stock of the registrant outstanding as of October 15, 2003. This report is filed November 3, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X
                                                                      ---

                                                                                                              Page
                                                                                                               No.

PART I.


Item 1.    Description of Business................................................................................3

Item 2.    Description of Property...............................................................................11

Item 3.    Legal Proceedings.....................................................................................12

Item 4.    Intentionally Omitted

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters..............................................12

Item 6.    Management's Discussion and Analysis or Plan of Operation.............................................15

Item 7.    Financial Statements..................................................................................30

Item 8.    Changes In and Disagreement With Accountants on Accounting and Financial Disclosure...................30

Item 8A.   Controls and Procedures...............................................................................31

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.....................................................32

Item 10.   Executive Compensation................................................................................34

Item 11.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters...........................................................................37

Item 12.   Certain Relationships and Related Transactions........................................................40

Item 13.   Exhibits and Reports on Form 8-K......................................................................41

Item 14.   Principal Accountant Fees and Services................................................................42

Signatures        ...............................................................................................44

                                     PART I

 Item 1.    Description of Business


Caution Regarding Forward-looking Statements


Certain statements contained in this document, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "might," "should," "may," "project," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, without limitation, general economic conditions, market conditions in the companies existing and intended markets and related industries, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, interest rate risk, our ability to access capital markets and other factors that may be referred to in our reports filed with the Securities and Exchange Commission from time to time.


When used in this report, the terms "RemoteMDx," "Remote" and the "Company" refer to RemoteMDx, Inc. and its subsidiaries and other entities, unless the context requires otherwise.


General


RemoteMDx is a technology-based remote personal safety, medical, health monitoring and diagnostic services company. We specialize in creating solutions for real-time monitoring of personal safety, security, and health needs. We are developing technologies and systems that provide personal security and health monitoring products and services. Our products and services are designed to meet the needs of a growing elderly population. The RemoteMDx(TM) family of products and services manufactured by our equity and technology partner Matsushita Electric Works Ltd. ("MEW") features wireless products that are among the first to utilize global positioning satellite ("GPS") technology and unobtrusive vital sign monitoring in conjunction with a monitoring center that can locate persons in distress and dispatch the closest emergency service to their location.


Although our products are subject to limitations that are peculiar to the technologies they incorporate, we expect this technology and service to revolutionize healthcare; they allow care providers immediate response and in some cases, advance notice of an acute medical event. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers.


We derive our revenues from the following sources:

o Consumer Electronics - we sell consumer electronics, including security and personal emergency response system ("PERS") devices to a variety of channels.

o Medical Diagnostic Stains -we sell medical diagnostic stains and equipment to laboratories throughout the United States.

o Monitoring Activation - we lease our MobilePAL(TM)devices as part of a monitoring contract, with prepaid activation charges.

o Monitoring Services - Following activation, our MobilePAL customers pay a monthly monitoring fee and fees for additional services offered by our contract providers or us.

o Royalties - we derive royalty revenues from a license agreement with MEW and from sales of telematics products and services under marketing agreements.


Our Strategy


Our goal is to establish the Company as a leading marketer and distributor of leading technology and services we have developed for the mobile personal emergency and health monitoring industry. Until the beginning of calendar 2003, most of our revenues were provided by the distribution of consumer electronics through a wholly owned subsidiary, SecureAlert, Inc. We acquired Knoxville-based

SecureAlert and its business in July 2001. With our decision to refocus our business and product development efforts on the mobile health and emergency monitoring industry which previously comprised a smaller part of our business, we are in the process of establishing and will expect to establish and manage our primary business from our sales and marketing office in Salt Lake City.


Background


We have been engaged in our original business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. Since 1997 this business is conducted through a wholly owned subsidiary, Volu-Sol Reagents Corporation. Our remote health monitoring and diagnostic business is conducted under the names "Remote Medical Diagnostics" and "RemoteMDx." In July 2001, we acquired and now operate the business formerly conducted by SecureAlert II, Inc. through a wholly owned subsidiary, SecureAlert, Inc. SecureAlert's business involves manufacturing and marketing mobile emergency and personal health monitoring systems, and consumer electronics products.


Our primary founders and owners were David Derrick ("Derrick") and James Dalton ("Dalton"). After examining other potential markets, in April 2000, we entered a research agreement with Battelle Memorial Institute, a large research and development firm, to assist us to develop our technology for remote monitoring and personal medical diagnostics.


In July 2001, we acquired SecureAlert and added its patents and technology to our business plan. In October 2001, we began developing our telematic monitoring center in conjunction with Bishop Engineering, an innovator in telematic and GPS technologies. By July of 2002 this collaboration culminated in the development of a monitoring center jointly operated with Aradiant. This service center is one of the largest in the United States with over 600 operators, 24x7 coverage, and the capacity to handle up to 200 million calls per year. This center enables our PAL Services Network to offer location, concierge services, medical triage advice, emergency response, call switching and health monitoring to our subscribers.


In April 2002, we entered into a manufacturing and product development agreement with MEW, one of the largest corporations in the world. The strategic alliance included an equity investment by MEW and an arrangement under which MEW was designated our preferred manufacturer and we will act as MEW's preferred worldwide service provider for GPS products. Working with MEW and another manufacturer, Uniden, we successfully designed and are now marketing products that combine cellular technology, including our patented single-button emergency feature, and GPS, allowing the two systems to work simultaneously in the single unit.


 We specialize in developing technologies and systems that provide personal security and health monitoring products and services that meet the needs of a growing elderly population. Our RemoteMDx family of products and services, primarily manufactured by MEW, features wireless products that are among the first to utilize GPS technology and unobtrusive vital sign monitoring in conjunction with a world-class monitoring center that can locate persons in distress and dispatch the closest emergency service to their location. Our products are subject to basic limitations on cellular and GPS technology. Cellular coverage is not uniform throughout the United States and other countries and calls can be dropped or fail to connect. GPS technology relies on line-of-sight access to signals from satellites; those signals are used to provide the location information to the monitoring center. GPS is less effective and sometimes not effective at all when the user is located in the lower floors of high-rise buildings, below ground or in other places that prevent communication with the required satellite signals. However, despite these limitations we believe that the combination of these two technologies into a single easy-to-use device is a powerful tool for providing personal security and safety, particularly to our targeted elderly market.


Marketing


Over the past three years, we have developed our menu of services and core technology, which we refer to as the Personal Assistant Link ("PAL(TM)") Services Network. Gross revenues for the year ended September 30, 2002 were approximately $11 million. We estimate that gross revenues for the year ending September 30, 2003 will be approximately $4 million as we have outsourced distribution of our consumer electronics and telematics products to focus on our medical products and services. We look to expand our distribution network of these products and services by implementing a sales and marketing program developed through market tests over the past year. Currently approximately 13% of our revenues are derived from the sale of PAL products and services. We expect to see this percentage increase as we pursue our revised business plan to emphasize this product line. This sales and marketing plan is focused on duplicating the success of the homebound Personal Emergency Response System
(PERS) industry. This industry is 25 years old and markets a service through the medical channel for the elderly who live alone and who suffer from an acute or chronic illness that requires them to be homebound. The service allows them to contact a monitoring center whenever in need of help, in case of a medical emergency or a fall from which they cannot get up.


Devices and services in the PERS industry are marketed primarily through the home healthcare medical channel. Sales representatives create relationships with the approximate 7,000 home healthcare agencies and medical facilities in the United States. According to industry sources, each of these agencies sees on average approximately 120 new patients each month or 840,000 per month for the entire industry. Of this amount only 23 patients per month for each agency (or approximately 161,000 per month for all agencies) meet the criteria for homebound PERS. By comparison, approximately 54 of the 120 patients per month (or an estimated 378,000 patients per month for all agencies) would fit the profile for our products and services.


We have developed and are beginning to implement a direct-to-consumer marketing strategy to enter this market. This campaign will employ a variety of media including radio, print, online marketing and direct mail to reach our target customers. Our target market is the estimated 35 million Americans that are over the age of sixty-five. Of these 35 million seniors, we estimate that approximately 9.7 million currently live alone. However, in most cases, we anticipate that the senior customer will not personally make the purchase of our product and service menu for himself or herself. Instead, we believe it is important to target our campaign to the children or caregivers of these seniors. Our primary target market is the children, friends and spouses of the homebound senior who will more than likely be female, since women are more likely to make decisions regarding the care of their parents than men.


We believe that our planned direct-to-consumer marketing approach contains an excellent mix of messages, implementing several media to reach our targeted audience. By breaking up this marketing plan into phases we expect to be able to closely monitor each channel and make any necessary adjustments at the lowest possible cost to us. If we feel one channel is outperforming the other, we believe this approach will allow us to push more resources to that channel and move away from channels that are not performing to our standards.


Our marketing and distribution plan is managed from our sales and marketing office in Salt Lake City. For marketing purposes, we have divided North America into seven regional territories, six regions within the United States and one region in Canada. We are in the process of hiring regional sales representatives who possess deep experience in the PERS industry with personal contacts with home healthcare agencies in their region. We have allocated each regional representative a controlled travel and entertainment budget and we have budgeted for a monthly advertising and seminar program to be conducted in different cities throughout North America. These seminars will be focused primarily on educating nurses in home healthcare agencies about our products and services and ways to improve nursing care for the elderly using those products and services.


Under our marketing plan, patients do not own our devices. The patient rents a device on a month-to-month contract. The patient can terminate the service by simply returning the device to us. We charge the patient a one-time activation fee and a monthly monitoring fee for as long as the patient keeps the device. We might also pay a monthly fee to the home healthcare agency for each contract originating with that agency.


To further expand the viability of our distribution and marketing plan, we are working with state Medicaid agencies and insurance companies, pursuing reimbursement for our products and services. The MobilePAL product is Medicaid-approved in Colorado and we hope to replicate this success in other states. In addition, we are working with insurers to obtain private reimbursement approval.


Research and Development Program


The PAL Products


In 2000, as a direct result of our strategic relationship with Battelle Memorial Institute, we began our efforts to develop a mobile solution to the PERS market. We eventually determined that combining cellular and GPS technologies could expand the PERS market from approximately 1.3 million homebound patients to more than 10 million seniors living alone in the United States. We began by reviewing patents and products previously developed that might be utilized in this market. Our research led us to SecureAlert, owner of patents and circuitry that we believed could help accelerate our move into the market. We acquired SecureAlert and have developed a technological base of products and services utilizing cellular and GPS that now includes five patents issued, five patents pending, and four in the process of being filed. There is no assurance that any or all of the applications now pending or filed will result in the issuance of patents or that the patents ultimately issued will include all of the claims now contained in the applications.

Our first product line utilizing these patents was MobilePAL, a cellular-based emergency and concierge device with one-button access to our PAL Services Operators. The first version of the MobilePAL unit was an analog cell device developed and manufactured by Uniden. We used analog technology because of its more expansive coverage in North America. Our first unit could be configured to call 911 Emergency only, or could accept a Mobile Identification Number (MIN) and make outbound calls to either of two predetermined phone numbers. In the 911 emergency-only mode the device was programmed with a MIN, which according to FCC regulations was required to be routed to the Public Safety Access Point (PSAP) local to the cellular tower. In the concierge mode, the device is programmed to call the PAL Services Center and contains a standard cellular MIN; it operates like a normal cellular phone. The design of this model does not permit receiving incoming calls; the unit is only powered when the user is testing it or using it to make an outbound call. This results in a considerable savings on the power requirements and allows for us of ordinary alkaline batteries.


Our second version of the MobilePAL device incorporates GPS technology. GPS technology utilizes the highly accurate clocks on 24 satellites orbiting the earth owned and operated by the U.S. Department of Defense. These satellites are designed to transmit their identity, orbital parameters and the correct time to earthbound GPS receivers at all times. Supporting the satellites are several radar-ranging stations maintaining exact orbital parameters for each satellite and transmitting that information to the satellites for rebroadcast at frequencies between 1500 and 1600 MHz.


A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellites, the algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level. GPS satellites are designed only to output a continuous stream of identification, orbital parameters, and clock values. They are not able to receive any signals from GPS receivers on the earth. The entire calculation for determining location takes place within the GPS engine itself. The effectiveness of GPS technology is limited by obstructions and therefore service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.


With the assistance of Uniden and MEW, we succeeded in resolving conflicts and interference that typically results from the simultaneous use of cellular and GPS technologies and we reduced the size of our GPS receiver from that of a back pack to that of a small matchbox; these developments made us among the first companies to offer a GPS unit incorporated into a handheld cell phone.


The GPS1000 includes a speakerphone is sensitive enough for the PAL Services Operator to hear a customer from within a quiet room. This change in hardware allows for hands-free use of the device at any time.


Shortly after commencing sales of the new GPS-enabled MobilePAL, MEW began working with us to develop an improved MobilePAL phone complete with an improved GPS engine, speakerphone, and cellular chipset. The result was the RemoteMDx GPS2000. The GPS2000 has several advantages over the earlier versions. First is the improved quality of the GPS engine. MEW partnered with Sirf, a leading GPS technology company, to create a new, smaller GPS device with acquisition times of less than one minute, and greater sensitivity. The GPS2000 is able to use the GPS engine concurrently with the cellular circuitry in the device unlike the GPS1000 that temporarily drops the cellular signal during the time that the GPS engine is operating and then automatically redials the PAL Services Center once the location data has been obtained. Using the GPS2000, the PAL Services Center operators are able to continuously communicate with the subscriber while simultaneously determining the caller's location.


Use of a different power source in the GPS2000 increased talk time to two hours, which is two to three times that of the earlier versions. The new batteries also withstand greater temperature extremes, have reduced power leak rates, and do not physically deteriorate like their alkaline equivalents. The enhanced speakerphone on the GPS2000 allows for much clearer, better quality than the GPS1000, making it more useful as a PERS device. A recent software improvement corrected a problem that caused undesired levels of battery drain on the device. We are in the process of voluntarily recalling and replacing these units with the upgraded devices. The recalled devices can be reprogrammed and sold as new devices after the upgrade.


Our most recent addition to the RemoteMDx product line is TravelPAL. Designed with the same chip set as the speakerphone and GPS engine in the RemoteMDx GPS 2000, the TravelPAL has constant power supplied by a cord connected to a car's power supply through the cigarette lighter or auxiliary power port. The device sits on the car's dash and is always programmed in the "on" mode.

Development of PAL Services Network


As we developed the MobilePAL product line, we simultaneously worked to create the PAL Services Center. In contrast to a typical PERS monitoring center, the PAL Services Center is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology. This capability is referred to as telematics; the operator's computer screen must identify the caller as well as locate the caller's precise location on a detailed map. In addition, the computer must be able to give directions to various sites from the caller's location, such as directions to the nearest hospital, police station, or service and also be able to guide emergency services to the caller's location.


Our PAL Services Center is located in a facility owned and operated by a division of Aradiant Corporation. Designed to handle several hundred million calls per year, this center has full redundancy and security capabilities. The hardware is maintained around the clock and operators are able to field any anticipated surges in service. We own all telephony hardware required to service the PAL Services customers at this center and maintain the hardware jointly with Aradiant.


With the MobilePAL products developed and the PAL Services Center in place, we now have the ability to offer the following services:

o    24/7 nationwide one-button access to a live Personal Assistant

o    Mobile access to immediate dispatch of police, fire or ambulance services

o    Access and dispatch of roadside assistance such as tow trucks, etc.

o    Location of nearest hospital and veterinary services

o Auto-accident assistance including direct connection to the client's insurance company

o    Nurse triage service in case of medical questions or concerns

o Personal calling to any phone number of customer's choosing including family, friends, caregivers, etc.

o    Mobile directory assistance to any U.S. phone number

o    Step-by-step  driving  instructions  to  virtually  anywhere  in the United
     States

o    Location services

o Medical Data Link stores customer's critical personal medical information and communicates your needs to emergency personnel

o Daily monitoring of chronically ill customers with data and compliance information forwarded to care providers and loved ones

o    Location of lost, kidnapped or injured loved ones

o Ability to immediately notify insurers and care providers during a medical emergency

o Ability of monitoring center to initiate a call to the subscriber in order to see how the subscriber is feeling that particular day

o Update immediate caregiver weekly on status of subscriber and any calls the operators may have received that week

o    Ability to track device online


MobilePAL Development


The next generation of MobilePAL products is anticipated to revolutionize the PERS market. This next generation product further miniaturizes the technology making MobilePAL a wearable device (such as a watch). While the capabilities of MobilePAL will grow with each development cycle, all models of future generations of MobilePAL will have the following features:

o Wearable watch with an emergency button for contacting the PAL Services Operator regardless of the location of the wearer.

o    GPS engine for locating the subscriber.

o    Fall detection that will alert the service in the event of a fall.

o    Access to PAL Services Center.

o    Dual band cellular technology utilizing GSM and AMPS.

o    Rechargeable units.


We have designed a watch-type device that contains a single button and fall detection mechanism that communicates with a pager-size companion device. Activated manually by pushing a button on the watch or automatically by sensing a sudden movement such as a fall, the watch immediately transmits an RF signal that is picked up by the companion device that then triggers a call to the monitoring center. From there the wearer can talk to the center on the speakerphone while the GPS system pinpoints his or her location.


The research and development of this next generation of MobilePAL is currently underway. In addition to GPS capability, speakerphone and other features found in our earlier PAL products, this watch-size product will include the following features:

o    Watch with emergency button and fall detection

o Communicates with small pager size device that talks to the customer and the PAL Services Center

o    Cradle to recharge companion device

o    Dual band AMPS and GSM

o    Alarm when not in proximity of base unit


WatchPAL Development Program


We are working to combine remote health monitoring services with mobile communication and security services by launching the WatchPAL line of products.


Each WatchPAL product is specifically designed to monitor a specific chronic illness. The first chronic disease we have targeted for the WatchPAL product is designed to monitor diabetes. This WatchPAL product is designed to monitor diabetic patients remotely and unobtrusively. The patient wears a watch that will not only act as a fall detection device, but will also monitor on a preprogrammed basis the glucose level of the patient. This is done unobtrusively and without the patient's participation. The information is then transmitted to the monitoring center. If the monitoring center detects that the glucose reading is outside of that patient's given parameters, it will immediately contact the patient or care provider. If there is an emergency the monitoring center can locate the user and respond by sending assistance.


Other WatchPAL products will focus on monitoring disease indications such as heart disease.


Intellectual Property


We own five patents and we have five patents pending and four applications in process to be filed. The following table contains information regarding our patents and patent applications; there is no assurance that the applications will be granted or that they will, if granted, contain all of the claims currently included.

              Application /Patent Number
                     Patent Title                                              Filing / Issue Dates             Status
Panic Button Phone                                       6,044,257                   3/28/2000                   Issued
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Emergency Phone for Automatically                      6,226,510 B1                   5/1/2001                   Issued
Summoning Multiple Emergency
Response Services
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Combination Emergency Phone and Personal
Audio Device                                             6,285,867                    9/4/2001                   Issued
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Remotely Controllable Thermostat                          6,260,765                  7/17/2001                    Issued
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Radiotelephone for Emergency Use Only (Design)           D440,954 S                  4/24/2001                    Issued
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Interference Structure for Emergency
Response System Wristwatch                               09/651,523                  8/29/2000            Awaiting Office Action
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Emergency Phone with Single-Button Activation            09/538,364                  3/29/2000           Awaiting Office Action
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Emergency Phone with Alternate Number
Calling Capability                                       09/684,831                  10/10/2000          Awaiting Office Action
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Emergency Phone with Single-Button
Activation                                              PCT/US0109871                3/28/2001            Awaiting Office Action
--------------------------------------------------- ------------------------- ------------------------- --------------------------
Emergency Medicine and Acute Care                        VOL 0001 MA                 8/13/2001            Awaiting Office Action
Diagnostic Input Method and System

Strategic Relationships


We believe one of our strengths as a company is the high quality of our strategic alliances. The primary alliances are described below.


Battelle Memorial Institute


Our first significant strategic alliance was forged in 2000 with Battelle, a not-for-profit research organization located in Columbus, Ohio, initially for assistance in the research and development of remote health monitoring and diagnostic systems. We selected Battelle because of its extensive medical diagnostic experience, as well as its experience in electronic information capture and transfer technologies. This relationship was key to the development of the WatchPAL prototype and related technologies.


Matsushita Electric Works, Ltd


MEW grew out of a company founded by Konosuke Matsushita in 1918. This forerunner of MEW was incorporated as a public company in 1935, as the successor of the wiring device business initiated by the original firm. MEW shares the same origin with Matsushita Electric Industrial Co., Ltd., its sister company which owns the Panasonic brand name. According to its published reports, MEW's annual sales are approximately $10 billion. The Matsushita Group of companies is recognized as one of the world's largest corporate groups.


We entered into an alliance with MEW in April 2002. At that time, MEW invested $3,000,000 and acquired shares of our Series B preferred stock. In addition, we entered into a license agreement with MEW at that time under which MEW has the right to use our patents in consideration of payment of royalties. The agreement also names MEW as our preferred manufacturer and RemoteMDx as MEW's preferred service provider worldwide. Under our agreement with MEW, MEW has the right to appoint a member to our board of directors, which it has to date declined to exercise.


Royal Philips Electronics


According to its published reports, Philips is the third largest consumer electronics manufacturer in the world with revenues in the United States of approximately $2 billion and worldwide revenues in excess of $35 billion. As the owner of the Magnavox brand and the creator of some of the security products we market through SecureAlert, Philips has played a supportive role in the early development of our security products. We pay Philips royalty of 4.5% on the cost of those items we market under the Magnavox brand. Philips also provides quality control and logistic services for those products, providing us with greater resources in that area than normally would be found in a company of our size.


Aradiant Corp.


Aradiant, formerly known as the National Dispatch Center (NDC), is one of the largest communications messaging centers in the United States, handling in excess of 180,000,000 calls per year and generating over $40 million in revenues. It is estimated that Aradiant controls approximately 85% of the communications messaging market. Designed by John MacLeod, a former NASA executive, Aradiant has numerous back-up and redundancy systems from two separate monitoring centers, thus insuring constant monitoring no matter what catastrophe may happen.


The alliance between Aradiant and the Company has been forged in the unified development of a monitoring center specializing in telematics (the ability to locate the caller). We are enthusiastic about this alliance because it gives us the capability to move forward in developing the PAL Services Network without incurring the infrastructure costs of developing, equipping, staffing and operating our own message center at this time.


Competition


We have identified several companies that we believe to be developing products and services that in time could affect, or compete in, the same developing areas of the PERS industry targeted by RemoteMDx. As these products and services take hold, we expect our competition will likely rise and intensify. We believe that we can maintain some advantages over our competition due in large part to our alliance with MEW and other strategic partners. In addition, we believe that several components in our product family might enjoy significant intellectual property protection from competition.


We believe our primary competitors are as follows:

o Lifeline Systems, Inc. - We believe that Lifeline may be the largest PERS company in the United States, reporting over 350,000 subscribers. Lifeline claims that at the touch of a button, the customer can be connected to help 24 hours a day from their home or yard. Lifeline is a public company that operates its own monitoring facility, reportedly handling over 10,000 calls per day. Unlike us, however, Lifeline markets solely to the non-mobile or homebound customer, limiting its potential customer base. In addition, it does not appear that Lifeline has any ongoing research and development leading to new products.

o Card Guard Scientific Survival Ltd. - This company was originally organized in 1990 and has been focused on developing telemedicine systems using state-of-the-art technology to provide a solution for healthcare service providers seeking to deliver high-quality care in face of rising costs and declining budgets for healthcare services. Two recent acquisitions now provide Card Guard access to the cardiac telemedicine monitoring market. Unlike us, Card Guard appears to be narrowly focused on cardiac patient follow-up and providing information to the patient's cardiologist. Card Guard patients must be able to take their own vitals and then upload the information to the monitoring center. These relays are not as sophisticated as our real-time monitoring and monitoring center communication.

o Digital Angel Corporation - Digital Angel claims to enable collection, organization, analysis, warehousing, and dissemination of information for a wide variety of customers, including commercial operations, governments, and individual consumers worldwide. Digital Angel technology offers a watch-sized device, accompanied by a pager-sized companion that is equipped with GPS, heart rate and temperature monitoring, fall detection, and a "911" panic button. Patient location is available through a web-enabled computer or wireless device in real time. By comparison, our products offer voice communication, which results in dramatically increased speed of care. Digital Angel relies heavily on the user to locate the person in need instead of trained emergency personnel dispatched by a monitoring center like ours. In addition, the current version of the Digital Angel watch device and pager companion is large and bulky in comparison to the product we are now developing.

o SHL Telemedicine Ltd. - SHL Telemedicine was originally organized in 1989 under the name Shahal and was primarily in the business of Personal Emergency Response Systems until SHL Telemedicine was formed in late 1997. Since 1997, SHL Telemedicine has specialized in developing and marketing advanced personal telemedicine systems as well as providing medical monitoring center services to subscribers. The subscriber transmits medical data via telephone line to a 24-hour medical monitoring center, which provides immediate guidance and consultation based on that data and the patient's medical history. In contrast to our business, SHL's primary focus is on cardiac patient follow-up as well as patients with chronic obstructive pulmonary disease and in home PERS that is combined with a chronic disease monitor. SHL's device requires the patient to be near a phone in an emergency situation and then be able to dial a phone and then hold the device to the phone to transmit the vital sign information. By comparison, our products transmit information in real time and wirelessly at the touch of a single red button.


Dependence on Major Customers


During the fiscal year 2001, two customers accounted for more than 10% of sales. Fleetwood Homes accounted for approximately 17% ($212,000) of sales and Oakwood Homes accounted for approximately 10% ($125,000) of sales in fiscal year 2001.


In fiscal year 2002, Fleetwood accounted for approximately 54% ($5,952,000), Oakwood accounted for approximately 16% ($1,756,000) and Champion Homebuilders accounted for approximately 15% ($1,632,000) of our net sales.


The loss of one or more of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.


Dependence on Major Suppliers


We purchase a significant amount of inventory of consumer electronics products annually from Philips. In addition, under our agreement with MEW, we purchase most of our mobile and cellular phone products from MEW. During the fall of 2001, we entered into a cellular switching access agreement under which we purchase substantially all of our cellular access requirements. That agreement expires in 2004. If any of these significant suppliers were to cease providing product or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.


Employees


As of June 30, 2003, we had 12 employees and full-time equivalents compared to 24 at September 30, 2002. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relations with employees are good.


Item 2.    Description of Property


Our headquarters are located in leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as the manufacturing, warehouse and shipping facilities for Reagents. The lease expires in November 2005 with monthly base rent of $5,550, subject to annual adjustments according to changes in the Consumer Price Index.


SecureAlert operates out of leased premises located at 10406 Jackson Oaks Way, Knoxville, Tennessee 37922. The lease is on a month-to-month basis with monthly base rent of $5,000, subject to annual adjustments according to changes in the Consumer Price Index.


We believe the facilities described above are adequate to accommodate presently expected growth and needs of our operations. As we continue to grow, additional facilities or the expansion of existing facilities will likely be required.


Item 3.    Legal Proceedings


We are not a party to, and none of our property is subject to, any pending or threatened legal proceedings, which, in the opinion of management, are likely to have a material adverse impact on our financial condition, results of operations or cash flows. SecureAlert is party to litigation incidental to its distribution business. However, we do not believe the potential liability, if any, of SecureAlert, or the costs incurred in connection with those matters will be material.

                                     PART II


Item 5.    Market for Common Equity and Related Stockholder Matters


Market. There is presently no market for the common stock and there is no assurance that a market will ever develop. Our securities are not listed for trading on any exchange and there can be no assurance that we will ever be able to satisfy the listing criteria or that an application for inclusion or listing on the Nasdaq Stock Market or any other securities exchange would be accepted.


Holders. As of October 15, 2003, there were approximately 879 holders of record of the common stock and approximately 25,256,975 shares of common stock outstanding; we also have 23,568 shares of Series A preferred stock outstanding, convertible into a minimum of approximately 8,720,075 shares of common stock, as well as 1,835,824 shares of Series B preferred stock outstanding that are convertible into 1,835,824 shares of common stock. We also have granted options and warrants for the purchase of 7,202,343 shares of common stock. We may be required to issue additional shares of preferred stock to pay accrued dividends or to comply with anti-dilution adjustments to the conversion rights of the preferred shareholders.


Dividends. Since incorporation, we have not declared any dividend on the common stock. We do not anticipate declaring a dividend on the common stock for the foreseeable future. The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred stock at our option. To date all such dividends have been paid by issuance of preferred stock. We do not pay dividends with respect to the Series B Preferred Stock.


Dilution. We have a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The board of directors determines when and under what conditions and at what prices to issue stock. In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights.


In addition to shares initially issued to Biomune shareholders at the time of the spin-off in October 1997, we agreed with the NASD to issue additional shares of common stock in connection the distribution to those Biomune shareholders of record on February 11, 1998. We have issued additional shares of common stock under this agreement from time to time since February 1998. No shares were issued under this agreement in fiscal years 2001 or 2002.


The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing shareholders.


Transfer Agent and Registrar. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York City, NY 10005.


Recent Sales of Unregistered Securities


The following information sets forth certain information for all securities we have sold during the past three years without registration under the Securities Act.


Fiscal Year 2000


During fiscal year 2000, we sold 1,330 shares of Series A Preferred Stock for cash proceeds totaling $266,000. All sales were to accredited investors. In addition, we issued 1,293 shares of Series A Preferred Stock as a stock dividend to holders of the Series A Preferred Stock and 1,100 shares of Series A Preferred Stock to certain employees, officers, directors, and consultants as compensation for services rendered.


During the year ended September 30, 2000, we sold 1,900,000 shares of common stock for $1,500,000. We also issued a total of 425,000 shares of common stock for services. The offer and sale of these securities were exempt from registration under the federal securities and state "blue sky" laws and regulations pursuant to exemptions promulgated under those laws relating to offers and sales made to accredited investors. These shares were restricted shares and their sale or transfer by these investors is subject to restrictions under applicable federal and state securities laws, including the registration requirements of those laws.

In addition, during fiscal year 2000, we issued 72,000 shares of common stock upon conversion of 288 shares of Series A Preferred.


During the year ended September 30, 2000, we issued 1,746 shares of common stock as additional distribution shares under the agreement with the NASD. The shares issued in the distribution were not registered under the Securities Act in reliance upon exemptions from registration under the Securities Act relating to transactions not involving a sale of securities as described in Staff Legal Bulletin No. 4 issued by the SEC and specifically addressing shares issued in spin-off transactions.


Fiscal Year 2001


We issued 669,000 shares of common stock for services and 60,000 shares as inducement for conversion of debentures in fiscal year 2001. We also issued 3,475 shares of Series A Preferred Stock to two directors for services. From December 2000 through March 2001, we sold debentures convertible to common stock in a principal amount of $545,000. The holders of debentures with a face amount of $450,000 converted their notes during the fiscal year ended September 30, 2001, and we issued 160,001 shares of common stock in connection with those conversions.


We issued 1,433,333 shares of common stock in connection with the acquisition of SecureAlert in July 2001.


In July and August 2001, we sold 700,001 shares of Series B Preferred Stock in a private placement to accredited investors for gross proceeds of $2,100,000. The Series B Preferred Stock is convertible into common stock on a share-for-share basis.


The offer and sale of these securities were exempt from registration under the federal securities and state "blue sky" laws and regulations pursuant to exemptions promulgated under those laws relating to offers and sales made to accredited investors. The securities were restricted and their sale or transfer by these investors are subject to restrictions under applicable federal and state securities laws, including the registration requirements of those laws.


During fiscal year 2001, we issued 707,384 shares of common stock upon conversion of 1,911 shares of Series A Preferred Stock. We also issued 1,682,000 shares of common stock upon the exercise of stock options held by officers and directors whereby the exercise price was paid through the extinguishment of $1,682,000 in borrowings under the line of credit. We also issued 2,675 shares of Series A Preferred Stock upon conversion of borrowings under a related-party line of credit and 1,801 shares of Series A Preferred Stock upon a cashless exercise of warrants under the same line of credit.


The offer and sale of these securities were undertaken in reliance upon exemptions from registration under the Securities Act as described above.


We issued 2,003 shares of Series A Preferred Stock as dividends on outstanding shares of the same series.


During the year ended September 30, 2001, we issued 188,621 shares of common stock as additional distribution shares under the agreement with the NASD. The shares issued in the distribution were not registered under the Securities Act in reliance upon exemptions from registration under the Securities Act relating to transactions not involving a sale of securities as described in Staff Legal Bulletin No. 4 issued by the SEC and specifically addressing shares issued in spin-off transactions.


Fiscal Year 2002


During the year ended September 30, 2002, we issued shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

o    32,000 redeemable common shares were issued for cash proceeds of $96,000

o    35,735 shares were exchanged for debt and accrued interest of $107,314

o 40,000 shares were issued in connection with the redemption and exchange of redeemable common stock

o 1,712,844 shares were issued upon exercise of options for cash and for reduction in related-party debt

o 145,000 shares were issued in connection with discounts related to outstanding debt

o    303,885 shares were issued for services rendered or to be rendered

o 2,537,486 shares were issued upon the conversion of 6,872 shares of Series A Preferred Stock


We also sold 1,135,823 shares of voting convertible Series B preferred stock, convertible on a one-for-one share basis into common stock.


In each of these transactions the securities were issued to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act or the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by
Section 4(2), including Rule 506 of Regulation D under the Securities Act.


Item 6.    Management's Discussion and Analysis or Plan of Operation


The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.


The following table summarizes our results of operations for the last three completed fiscal years and for the nine months ended September 30, 2003. Interim operating data are not audited.


               Summary Consolidated Statements of Operations Data

                                                                                                  Nine Months Ended June 30,
                                                    Year Ended September 30,                              (Unaudited)
                                            2002               2001              2000              2003                2002
                                     ------------------- ----------------- ----------------- ------------------ -------------------

Net sales                             $      11,013,147  $      1,247,633  $        496,211  $       3,555,543  $        7,919,434
Cost of goods sold                            9,558,264           959,167           291,213          3,009,169           6,711,146
                                     ------------------- ----------------- ----------------- ------------------ -------------------

   Gross profit                               1,454,883           288,466           204,998            546,374           1,208,288

Research and development expenses               514,329           960,969         2,069,231            193,572             399,329
Impairment of goodwill and inventory          4,314,987               -                 -                  -                   -
Selling, general, and
        administrative expenses              26,847,767         5,237,648         1,596,601          4,106,015          24,383,601
                                     ------------------- ----------------- ----------------- ------------------ -------------------

   Loss from operations                     (30,222,200)       (5,910,151)       (3,460,834)        (3,753,213)        (23,574,642)
                                     ------------------- ----------------- ----------------- ------------------ -------------------

Other income (expenses):
  Interest and other income                       9,987             9,238            15,482              1,764               9,398
  Interest expense                           (3,263,653)       (2,619,184)              -             (663,388)         (3,540,671)
                                     ------------------- ----------------- ----------------- ------------------ -------------------

   Net loss                           $     (33,475,866) $     (8,520,097) $     (3,445,352) $      (4,414,837) $      (27,105,915)
                                     =================== ================= ================= ================== ===================



Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001


Results of Operations


Net Sales


In the fiscal year ended September 30, 2002, we had net sales of $11,013,147 compared to net sales of $1,247,633 for the fiscal year ended September 30, 2001, an increase of $9,765,514. During the year ended September 30, 2002, sales at SecureAlert provided net sales of $10,470,970, compared to net sales of $744,826 from the date of acquisition (July 2001) through September 30, 2001. Sales of consumer electronics products provided approximately 49% of our total net sales in 2001 and approximately 89% of total net sales in fiscal year 2002.

Reagents net sales for the fiscal year ended September 30, 2002 were $542,177 compared to $502,807 in fiscal year 2001, an increase of approximately 7%. As our focus continues to shift to our remote health monitoring and diagnostics business, we anticipate that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


In the fiscal year ended September 30, 2002, cost of goods sold totaled $9,558,264, compared to cost of goods sold in 2001 of $959,167. This increase is due primarily to the increase in sales. SecureAlert's cost of goods sold totaled $9,210,536, or 88% of its net sales in 2002, compared to $632,230, or 85% of net sales from the date of acquisition through September 30, 2001. Reagents' cost of goods sold totaled $347,729 in 2002, compared to $326,937 for the year ended September 30, 2001, an increase of $20,792 or approximately 6% from the prior fiscal year. The increase was primarily due to increased wages and related benefits and rent. Reagents' overall gross margin for the fiscal year ended September 30, 2002 was approximately 36%, compared to 35% of revenues in fiscal year 2001.


Research and Development Expenses


In the fiscal year ended September 30, 2002, we incurred research and development expenses of $514,329, compared to similar expenses in 2001 totaling $960,969. We anticipate higher research and development expenses in the future due to ongoing research and development related to our WatchPAL products.


Selling, General and Administrative Expenses


In the fiscal year ended September 30, 2002, our selling, general and administrative expenses totaled $26,847,767, compared to $5,237,648 for the fiscal year ended September 30, 2001. This increase relates primarily to the recording of $20,326,882 in non-cash compensation expense in connection with the grant of options and issuance of shares in lieu of cash compensation to consultants and employees, including officers and directors of the Company, based on the estimated value of $3.00 per share of the underlying equity securities under the Black Scholes Option Pricing Model. Similar expenses are not anticipated after June 30, 2003.


Interest Income and Expense


In the fiscal year ended September 30, 2002, interest expense was $3,263,653, compared to $2,619,184 in fiscal year 2001. This amount consists primarily of expense allocated to interest from non-cash consideration (including preferred stock and stock purchase options) issued in lieu of cash to reduce or repay debt to related and to third parties. Cash paid for interest was approximately $322,500 in fiscal year 2002. We had interest income of $5,562 and other income of $4,425 during fiscal year 2002.


Net Loss


We had a net loss applicable to common shareholders in the year ended September 30, 2002 totaling $33,976,866, compared to a net loss applicable to common shareholders of $13,193,471 in fiscal year 2001. The increase in net loss in fiscal year 2002 was due primarily to higher selling, general and administrative expenses ($26,847,767, including non-cash compensation and consulting expense of $20,326,882), an increase in interest expense ($3,263,653, including non-cash compensation allocated to interest totaling $2,776,465), and the impairment of goodwill ($4,207,045) and inventory ($107,942). The use of non-cash compensation at similar levels is not anticipated in future periods.


Selling general and administrative expenses during fiscal year 2002 are described in detail above.


Goodwill is not amortized but is subject to an impairment test, which is performed at least annually. We originally booked goodwill of $7,776,209 related to the acquisition of SecureAlert in July 2001 under applicable accounting standards. During the year ended September 30, 2002 we tested goodwill for impairment by comparing the carrying value of the assets of SecureAlert acquired in the transaction, to their estimated fair value. The fair value of SecureAlert was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices. The carrying amount of SecureAlert, including goodwill was determined to exceed the estimated fair value by $4,207,045. Accordingly, during the year ended September 30, 2002, we recognized an impairment of $4,207,045 of its goodwill.

We record inventories at the lower of cost or market, on a first-in, first-out method. We also reserve against obsolescence and excess inventories. From time to time, we are required to make provisions to reduce excess and obsolete inventories to their estimated net realizable values. During the year ended September 30, 2002, we increased this reserve.


Liquidity and Capital Resources


September 30, 2002


We have not historically financed operations entirely from cash flows from operating activities. During the year ended September 30, 2002, we supplemented cash flows with borrowings from a related party and the sale of equity securities.


At September 30, 2002, we had cash of $51,390, compared to cash of $59,977 at September 30, 2001. We had a working capital deficit of $5,150,881, compared to a working capital deficit of $2,865,119 at September 30, 2001. The increase in working capital deficit is the result of the increased operating losses incurred in 2002.


During fiscal year 2002, our operating activities used cash of $7,382,894, compared to $2,612,483 cash used in 2001.


Investing activities for the year ended September 30, 2002 used cash of $101,118, compared to $459,590 of cash used by investing activities in the year ended September 30, 2001. Cash used in 2002 was expended primarily for property and equipment purchases.


Financing activities for the year ended September 30, 2002 provided $7,475,425 of cash compared to $2,853,629 of cash provided from those activities in the year ended September 30, 2001. Of this amount in 2002, $96,000 was provided by the issuance of common stock, $3,366,273 was provided through the sale and issuance of Series B preferred stock, net of offering expenses paid in cash.


Borrowings from related parties provided cash of $1,860,224 in fiscal year 2002; short-term borrowings during the year ended September 30, 2002 totaled $4,249,695. During the year ended September 30, 2001, we received cash of $1,862,003 from the issuance of Series B preferred stock, $545,000 from the sale and issuance of convertible debentures and $2,233,000 from borrowings from a related party. Cash in 2001 was decreased by $200,000 for payments on obligations related to the SecureAlert purchase agreement and by $1,586,374 related to payments on a line of credit with SunTrust Bank.


In fiscal year 2002, we incurred a net loss of $33,475,866 and negative cash flows from operating activities of $7,382,894, compared to a net loss of $8,520,097and negative cash flow of $2,612,483 for the year ended September 30, 2001. As of September 30, 2002, our working capital deficit was $5,150,881 and we had a net tangible stockholders' deficit of $5,326,555 and accumulated deficit of $55,183,957.


These factors, as well as the risk factors set out elsewhere in this memorandum raise substantial doubt about our ability to continue as a going concern. The financial statements included in this memorandum do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty include the conversion of a significant portion of our outstanding debt and other obligations, as well as raising capital from the sale of our common stock and other debt and equity securities.


The following chart includes principal balances and interest rates applicable to short-term and long-term borrowings as of September 30, 2001 and 2002. As a result of the restructuring agreement and related transactions entered into from April through June 2003, the outstanding debt of the Company has been significantly reduced, as follows:

             Description of Obligation           Annual Interest          Maturity Date        Amount Owing at     Amount Owing at
                                                                                                                       6/30/03
                                                      Rate                                         9/30/02           (unaudited)

      Line of Credit with ADP Management         Prime Rate (1)         December 31, 2002         $ 951,290      $         0 (2)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
                                                LIBOR plus 2.15%
      Bank Line of Credit                              (3)               March 15, 2003           $1,100,000     $         0 (4)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Bank Line of Credit                        Prime plus .25%         March 11, 2004            N/A (5)       $   551,475
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Note to Shareholder (6)                          5%                  March 2004             $ 250,000      $   201,310
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Note to Shareholder (6)                          5%                  March 2004             $ 250,000      $   201,310
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  12%               March 31, 2003           $ 100,720      $         0 (7)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Note to Related Party                            12%                   Demand                $ 25,000      $         0 (8)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                 22.5%            September 30, 2002         $ 800,000      $         0 (7)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  18%             September 30, 2002         $ 600,000      $   600,000 (9)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                 14.5%               June 30, 2003           $ 350,000      $         0 (7)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  10%              December 31, 2002         $ 270,795      $   116,496
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  18%             September 30, 2002         $ 200,000      $         0 (10)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  18%             September 30, 2002         $ 150,000      $         0 (11)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  18%             September 30, 2002          $ 50,000      $         0 (12)
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  18%             September 30, 2002          $ 50,000      $    25,000
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Promissory Note                                  20%               March 22, 2004              N/A         $    66,446
      ---------------------------------------- -------------------- -------------------------- ----------------- ------------------
      Totals                                           N/A                     N/A                $5,147,805     $ 1,762,037



(1)  The prime rate at September 30, 2002 was 4.75%.

(2)  By  agreement  dated  April  2,  2003,  ADP  Management  Corporation  ("ADP
     Management"), an entity owned and controlled by Derrick and Dalton, converted all amounts owing under this obligation into common stock.

(3)  At September 30, 2002 this rate was 4.75%.

(4) This note was refinanced by a note at another bank (next entry in table) subsequent to September 30, 2002.

(5) This note was entered into after September 30, 2002 to refinance the original bank line of credit described in the preceding entry on the table.

(6) This note was subsequently replaced by a note entered into in December 2002 with monthly payments of $40,000 until paid in full commencing March 11, 2003. The Company paid $75,000 toward the note after September 30, 2002.

(7) This obligation was assumed by ADP Management in June 2003 and converted to common stock.

(8)  The Company paid this obligation in full in November 2002.

(9) Derrick and Dalton guarantee this note personally. In June 2003, ADP Management agreed to assume this note and will pay it off on behalf of the Company. The note is secured by a lien on the assets, including inventory and accounts receivable, of the Company. The lender has not agreed to release the Company as a primary obligor under the note. Under the April 2, 2003 agreement, ADP Management and Derrick and Dalton released the Company from any liability for their assumption of this obligation and converted into common stock the amounts that would otherwise be payable to them for their payment of the note. Notwithstanding the assumption of this note by Messrs. Derrick and Dalton and their affiliate ADP Management, in the event they fail to pay the note on our behalf the lender retains its rights to proceed against us and our assets as a secured creditor to satisfy any amount outstanding on the note, as well as the costs of collection.

(10) On June 30, 2003, this lender converted all amounts owing under this note into 151,334 shares of common stock as payment in full.

(11) On June 30, 2003, this lender converted all amounts owing under this note into 113,500 shares of common stock as payment in full.

(12) On June 30, 2003, this lender converted all amounts owing under this note into 37,834 shares of common stock as payment in full.


Recent Developments


Agreements with former Employees and Consultants


After determining that we would focus our business on remote medical and personal security monitoring products and services, we entered into an agreement with Brian Boling, Tim Welch, Jim Steinmeyer and Ron Bishop and their respective affiliates to provide for the termination of employment and consulting agreements, the assignment of property and other rights. Under this agreement, effective January 1, 2003, these parties agreed to terminate their respective employment and consulting agreements with the Company and its affiliates, returned 400,000 shares of common stock issued in the acquisition of SecureAlert, forfeited payments under the merger agreement totaling $300,000, and forfeited accrued vacation and sick pay. We transferred to a newly formed entity owned and controlled by these former employees and consultants, equipment and inventory and we assigned accounts receivable to cover assumed liabilities in connection with the distribution of product under a distribution agreement described below.


Bishop Agreement


Effective December 31, 2002, we entered into an agreement with a consultant, Ron Bishop, to terminate consulting agreements pursuant to which he had agreed to assist in the development of GPS and monitoring technology and related services. We agreed to issue 65,000 restricted shares of common stock and we granted an option to Mr. Bishop for the purchase of 20,000 common shares at $3.00 per share. Bishop agreed to complete programming on product interfaces and other products for the Company and granted the Company a perpetual royalty-free license to certain software used in the Company's GPS products and monitoring centers.


Natale Agreement


On February 28, 2003, we entered into an agreement with Tom Natale, who had been serving as our President. Under the terms of the agreement, which was subsequently amended and extended through October 2003, Mr. Natale and the Company mutually agreed to terminate Mr. Natale's employment contract. Mr. Natale will be paid a monthly consulting fee of $5,000 and receive health benefits from the Company through November 2003. A bonus payment of $30,000 is payable in October 2003. Mr. Natale also entered into a nondisclosure and confidentiality agreement relating to the Company's technology, including trade secrets and other intellectual property. In a separate agreement entered into June 30, 2003, Mr. Natale assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Mr. Natale from further liability under the line of credit and agreed to pay back interest of $8,000 and to issue to Mr. Natale 7,500 shares of common stock and warrants to purchase 7,500 shares of common stock at a price of $3.00 per share. Mr. Natale also received a $100,000 promissory note payable to him jointly and severally by Derrick, Dalton, and ADP Management. ADP Management has assumed all obligations to Mr. Natale and the Company is under no further obligation.


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

Liady 5,000 shares of common stock and warrants to purchase 5,000 shares of common stock at a price of $3.00 per share. Ms. Liady also received a $100,000 promissory note payable to her jointly and severally by Derrick, Dalton, and ADP Management. ADP Management assumed the liability associated with this note and the Company is under no further obligation to Ms. Liady.


Consumer Electronics Distribution


On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE") granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In consideration of the grant of exclusive rights in the agreement, SAE agreed to make all payments to Mr. Bishop under his several agreements with the Company and to purchase inventory from the Company. In addition, former SecureAlert II shareholders waived their right to and returned to the Company for cancellation 400,000 shares of common stock issued in the merger of SecureAlert II. SAE is barred from marketing or distributing products to the PERS and home medical or personal health monitoring markets and is bound by a five-year post-termination covenant against competing with the Company in any market. The agreement was subsequently amended in June 2003 to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expires December 31, 2003. If the agreement expires without extension or if a new distributor is not engaged, the Company expects revenues from the sale of consumer electronics products to decline substantially after December 31, 2003.


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


Related Party Debt Restructuring


During the quarter ended June 30, 2003, the Audit Committee of the board of directors approved a debt-restructuring package proposed by ADP Management, Derrick and Dalton. By agreement dated April 2, 2003, the Company and ADP Management, Derrick and Dalton agreed to the following primary terms:

o Derrick and Dalton agreed to negotiate with significant creditors of the Company to restructure outstanding debt.

o We would issue a total of 8,900,000 shares of common stock for the purpose of restructuring debt under this package.

o The preferred method of restructuring the debt would be the conversion of the debt into common shares at prices negotiated on behalf of the Company by Derrick and Dalton.

o If and to the extent that ADP Management, Derrick and Dalton would assume certain debt held by creditors unwilling to convert such obligations directly into equity the shares otherwise issuable in conversion of the assumed debt would be issued to ADP Management, Derrick and Dalton in consideration of their assumption of the debt and the release of the Company of all liability for such debt by the creditor.

o ADP Management would convert all amounts owing to it after all other creditors have either converted or assigned their notes as described above for the remaining shares, if any.

o We would compensate Derrick and Dalton for personal guarantees and assumptions of corporate debt and obligations.

o Derrick would assign certificates of deposit to the Company securing a line of credit with a bank.


As of June 30, 2003, under the provisions of this agreement we:

o Converted $1,167,750 of principal and accrued interest into 786,001 shares of common stock at $1.50 per share

o Were released from debt obligations to third parties totaling $2,613,975 in principal and accrued interest assumed by ADP Management, Derrick and Dalton and converted these obligations into common stock

o Settled all obligations and guarantees of ADP Management, Derrick and Dalton, including $709,986 of principal and accrued interest owing to ADP Management and converted these obligations into common stock, and

o Received assignment of $550,000 of certificates of deposit securing a line of credit with a bank.


The total debt relief provided to us as a result of these transactions was approximately $4,342,000. ADP Management also committed to assume an additional $700,000 of debt upon release of the Company by the note holder. The total number of shares issued in connection with this transaction was 8,416,667, of which 8,113,999 shares were issued to ADP Management in connection with its assumption of debt, guarantees, and agreement to indemnify the Company. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of debts and obligations assumed by it and use the shares allocated to it as consideration for such settlements.


Critical Accounting Policies


In Note 1 to the audited financial statements for the fiscal year ended September 30, 2002 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.


The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.


With respect to inventory reserves, revenue recognition and allowance for doubtful accounts, we apply the following critical accounting policies in the preparation of its financial statements:


Inventory Reserves


The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of its customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of its reserves, we analyze the following, among other things:

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


Revenue Recognition


We derive revenue primarily from the sale of consumer electronics and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. From the date of the acquisition of SecureAlert in July 2001 through September 30, 2002, and for the year ended September 30, 2002, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.


Impairment of Long-lived Assets


Under applicable accounting principles, we do not amortize goodwill. Goodwill is subject to an impairment test, which is performed at least annually. Our goodwill is related to the acquisition of SecureAlert in July 2001. During the year ended September 30, 2002 we tested goodwill for impairment by comparing the carrying value of the assets of our wholly owned subsidiary SecureAlert, to the estimated fair value of those assets. The fair value was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices. The carrying amount including goodwill was determined to exceed the estimated fair value. Therefore we recognized an impairment of goodwill in 2002.


We review our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. We use an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life of in measuring whether the assets are recoverable.


Accounting for Stock-based Compensation


We accounts for stock-based compensation issued to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in Note 11 to the audited financial statements.


We account for stock-based compensation issued to persons other than employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.


Allowance for Doubtful Accounts


We must make estimates of the collectibility of accounts receivables. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.


Recent Accounting Pronouncements


In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. Accordingly, we were required to apply certain provisions of the standards for the acquisition of SecureAlert. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets are amortized over their useful lives. We adopted the remaining provisions effective October 1, 2001, the beginning of our 2002 fiscal year. The adoption of the remaining provisions of SFAS Nos. 141 and 142 had no material impact on the results of operations, financial position or liquidity related to the adoption of the remaining provisions of these statements.


In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management does not expect the adoption of this statement to have a material impact on the results of operations, financial position or liquidity.


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. We adopted the provisions of this statement on October 1, 2001, the beginning of our fiscal year 2002. The adoption of SFAS No. 144 did not have a material impact on the results of operations, financial position or liquidity.


In April 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We do not expect adoption of SFAS No. 145 to have a material impact on the Company's financial position or future operations.


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the Company commits to an exit or disposal plan. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or future operations.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." FIN No. 45 also requires us to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. We do not expect the adoption of FIN No. 45 to have a material impact on our consolidated financial position, results of operations or cash flows.


In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by APB Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. We do not expect the adoption of SFAS No. 148 have a material impact on our financial position or future operations.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Ethics" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, we do not expect the requirements of FIN No. 46 to have a material impact on our financial condition or results of operations.


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. Management is currently evaluating the effect that the adoption of SFAS No. 149 may have, but believes it will not have a material effect on its results of operations and financial position.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. We anticipate that the adoption of SFAS No. 150 may have a material impact on our consolidated financial statements if in the future we issue mandatorily redeemable preferred stock previously included as "mezzanine capital" that would be included as a liability in accordance with SFAS 150.


Risk Factors


This report contains forward-looking statements, which may be affected by risks and uncertainties including many that are outside our control. Our actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this report.


Our increased focus on a new business market means that you should regard your investment in our shares as equivalent to an investment in a start-up venture.


This change in our business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development. If we are to be successful in this new business direction, we must accomplish the following, among other things:

o Develop and introduce functional and attractive product and service offerings;

o    Increase awareness of our brand and develop consumer loyalty;

o    Respond to competitive and technological developments;

o    Build an operational structure to support our business; and

o    Attract, retain and motivate qualified personnel.


If we fail to achieve these goals, that failure would have a material adverse effect on our business, prospects, financial condition and operating results. Because the market for our new product and service offerings is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. There is no assurance that a market for these products or services will ever develop or that demand for our products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.


There is no certainty that the market will accept our new products and services.


Our targeted markets may never accept our new products or services. Insurance companies, physicians, nurses, patients and consumers may not use our products unless they determine, based on experience, clinical data, advertising or other factors, that those products are a preferable alternative to currently available methods of diagnosis. In addition, decisions to adopt new medical devices can be influenced by government administrators, regulatory factors, and other factors largely outside our control. No assurance can be given that key decision-makers or third party payors will accept our new products, which could have a material adverse effect on our business, financial condition and results of operations.


Our relationship with our majority shareholders presents potential conflicts of interest, which may result in decisions that favor them over our other shareholders.


Our principal beneficial owners, David Derrick and James J. Dalton, provide management and financial services and assistance to the Company. Substantially all of our financing over the past twelve months has come from entities affiliated with these two shareholders and directors, who also serve as executive officers of the Company. When their personal investment interests diverge from our interests, they and their affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these shareholders and their affiliated entities.


A significant number of our outstanding shares are or may be eligible for future sale, which would have a potentially adverse effect on possible future stock price.


There is not presently a public market for our securities, and we cannot guarantee that a public market will develop after the offering. In the future, the sale of substantial numbers of shares of common stock could cause downward pressure on the market price of the common stock, if and when the common stock becomes traded. These sales could also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate or favorable to us. We have outstanding an aggregate of 25,256,975 shares of common stock and approximately 24,454 shares of Series A preferred stock, convertible into a minimum of approximately 9,047,976 shares of common stock, as well as 1,835,824 shares of Series B preferred stock that are convertible into 1,835,824 shares of common stock. We also have granted options and warrants for the purchase of 5,580,888 shares of common stock. We may be required to issue additional shares of preferred stock to pay accrued dividends or to comply with anti-dilution adjustments to the conversion rights of the preferred shareholders.


Because we are obligated to issue a significant number of shares upon conversion of preferred stock and the exercise of options, your ownership in the Company is subject to possible immediate and substantial dilution.


As of October 15, 2003, holders of our Series A preferred stock have the immediate right to convert their shares into 9,047,976 shares of common stock. Holders of the Series B preferred stock have the immediate right to convert their shares into 1,835,824 shares of common stock. In addition, purchasers of the Series B preferred stock in the original private placement and the holder of 1,000,000 shares of Series B preferred stock may have the right to have the conversion rate adjusted in a manner that would significantly increase the number of shares of common stock issuable upon conversion of their shares of Series B preferred stock based on anti-dilution rights granted to them at the time of their purchase. Furthermore, our Board of Directors has determined that accrued dividends on the Series A preferred stock will be paid by issuing the holders of the Series A preferred stock an aggregate of 2,487 shares of Series A preferred stock, immediately convertible into 919,912 shares of common stock. We have also granted options and warrants for the purchase of common stock to employees, consultants and others. If these options were immediately exercised in full, we would be required to issue a total of 7,202,343 shares of common stock. The issuance of all or substantial portion of the shares issuable upon conversion of the preferred stock or exercise of the outstanding options and warrants would result in immediate and substantial dilution of your ownership interest in the Company. In addition, the existence of the obligation to issue such shares may adversely affect the price of our common stock in the market if and when we are successful in listing our shares.


The existence of certain anti-dilution rights applicable to our Series B Preferred Stock might result in increased dilution if we were to offer and sell shares of common stock at prices below the conversion rate of $3.00 per common share unless those rights are waived.


The original purchasers of shares of our Series B preferred stock and MEW have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event we were to sell shares of common stock at a price below the original conversion price of $3.00 per share. We have issued shares to certain creditors to convert debt to equity at prices that are below the $3.00 conversion price. Although we believe the holders of our Series B preferred stock who may also have a right to an adjustment of their conversion price as a result of such transactions will waive their right to receive the adjustment, there is no assurance that they will waive those rights. Any increase in the number of shares of common stock issued upon conversion of Series B preferred shares would compound the risks of dilution to existing shareholders.


The obligation to issue shares of common stock upon the exercise of outstanding options and warrants or upon conversion of outstanding shares of preferred stock increases the potential for short sales.


Downward pressure on the market price of our common stock that likely would result from sales of common stock issued on conversion of the preferred stock or the exercise of options and warrants could encourage short sales of common stock by the holders of the preferred stock or others. A significant amount of short selling could place further downward pressure on the market price of the common stock, reducing the market value of the securities held by our shareholders.


Payment of dividends in additional shares of Series A preferred stock will result in further dilution.


Under the terms of the Series A preferred stock, our board of directors may elect to pay dividends by issuing additional shares of Series A preferred stock. Dividends accrue from the date of the issuance of the preferred stock, subject to any intervening payments in cash. Each share of Series A preferred stock is convertible into 370 shares of common stock. The issuance of additional shares of Series A preferred stock as dividends could result in a substantial increase in the number of shares issued and outstanding and could result in a decrease of the relative voting control of the holders of the common stock issued and outstanding prior to such payment of dividends and interest.


We face intense competition.


Our current and expected markets are rapidly changing. Existing products and services and emerging products and services will compete directly with the products we are seeking to develop and market. Our technology will compete directly with other technology, and, although we believe our technology has or will have advantages over these competing systems, there can be no assurance that our technology will have advantages that are significant enough to cause users to adopt its use. Competition is expected to increase.


Many of the companies currently in the remote medical monitoring and diagnostic market may have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than those available to us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing in the medical diagnostic arena. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.


We face competition based on product efficacy, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.


Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.


We may not realize revenues from the sale of any of our new products or services for several years, if at all. Some of the products we are currently evaluating likely will require further research and development efforts before they can be commercialized. There can be no assurance that our research and development efforts will be successful or that we will be successful in developing any commercially successful products. In addition, the technology which we integrate or that we may expect to integrate with our product and service offerings, is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Other difficulties and uncertainties normally associated with new industries or the application of new technologies in new or existing industries also threaten our business, including the possible lack of consumer acceptance, difficulty in obtaining financing for untested technologies, increasing competition from larger well-funded competitors, advances in competing or other technologies, and changes in laws and regulations affecting the development, marketing or use of our new products and related services. In addition, cellular coverage in the United States and other markets is not uniform and is subject to interruptions and interference in some areas, particularly remote geographic areas. GPS technology is limited by its dependence upon "line-of-sight" communication with signals transmitted among orbiting satellites. Its effectiveness is therefore limited or seriously decreased if the user is located in the lower floors of high-rise buildings, underground, or in other areas where obstructions prevent a clear line-of-sight for the signals used to locate the user.


We are dependent upon our strategic alliances, the loss of which would limit our success.


Our strategy for the identification, development, testing, manufacture, marketing and commercialization of our products and services includes, entering into various collaborations through corporate alliances. We have entered into collaborative relationships with a significant engineering and product commercialization firm and a multi-national manufacturing corporation, and we believe that these relationships provide us with strong strategic alliances for the design and engineering of our products. Our manufacturing partner is a large Japanese multinational with significant operations and holdings in several industries, including electronics. There can be no assurance, however, that these relationships will succeed or that we will be able to negotiate strategic alliances with other parties on acceptable terms, if at all, or that any of these collaborative arrangements will be successful. To the extent we choose or are unable to establish or continue such arrangements we could experience increased capital requirements as a result of undertaking such activities. In addition, we may encounter significant delays in introducing products currently under development into the marketplace or find that the development, manufacture or sale of our proposed products are adversely affected by the absence of successful collaborative agreements.


We have a history of losses and anticipate significant future losses and may be unable to project our revenues and expenses accurately.


We expect to incur net operating losses and negative cash flows for the foreseeable future. We will incur significant expenses associated with the further development and deployment of our new products and promoting our brand. We intend to enter into additional arrangements through current and future strategic alliances that may require us to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations. We may also be required to offer promotional packages of hardware and software to end-users at subsidized prices in order to promote our brand, products and services. These guaranteed payments, promotions and other arrangements would result in significant expense. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability in the future. In addition, because of our limited operating history in our newly targeted markets, we may be unable to project revenues or expenses with any degree of certainty. We expect expenses to increase significantly in the future as we continue to incur significant sales and marketing, product development and administrative expenses. We cannot guarantee that we will be able to generate sufficient revenues to offset operating expenses or the costs of the promotional packages or subsidies described above, or that we will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.


We have and will continue to have significant future capital needs and there is no assurance we will be successful in obtaining necessary additional funding.


We may be required to raise additional capital to fully implement our business plan. Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the number and type of clinical or other tests we may be required to conduct in seeking government or agency approval of these products, the success of our development efforts, the cost and timing of establishing or expanding our sales, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to shareholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories. Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.


We rely on third parties to manufacture our products. Therefore, we do not have direct control over the quality or other aspects of the manufacturing process, which could result in a loss of customer acceptance of our products and increased expense related to warranty claims or defective product returns.


We do not directly control the manufacturing facilities where our products are made and we must depend on third parties to make our products according to our standards for quality and reliability. We do not own any manufacturing facilities or equipment and do not employ any manufacturing personnel. We use third parties to manufacture our products on a contract basis. There is no assurance that we will be able to obtain qualified contract manufacturing services on reasonable terms. In addition, the manufacture of our products involves complex and precise processes. Changes in manufacturing processes by our contract manufacturer or our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. For example, subsequent to the period covered by this report, we voluntarily recalled approximately 200 GPS phones that contained a defect causing the battery to drain power at an unacceptable rate. The problem was quickly resolved and the units replaced at the expense of our manufacturer. There is no assurance, however, that similar problems will not arise in the future with these other products.


Our proposed business plan subjects our research, development and ultimate marketing activities to current and possibly to future government regulation. The cost of compliance or the failure to comply with this regulation could adversely affect our business, results of operations and financial condition.


We are developing and intend to market medical devices that are or that may become regulated by a number of governmental agencies, including the United States Food and Drug Administration ("FDA"). The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory agencies in most foreign countries. The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products developed by us that are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations that could delay, limit or prevent required regulatory approvals. In addition, we may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. We may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if we obtain regulatory approval of a marketed product, our manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations.


We may also be required to comply with FDA regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing our products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If we, our management or our third party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.


Our products and related manufacturing operations may also be subject to regulation, inspection and licensing by other governmental agencies, including the Occupational Health and Safety Administration.


We currently lack experienced sales and marketing capability for all of our product and service lines.


We currently have limited staff with experience in sales, marketing or distribution in our intended markets. We will be required to develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, we may obtain the assistance of other companies with established distribution and sales forces, in which case we would be required to enter into agreements regarding the use and maintenance of these distribution systems and sales forces. There can be no assurance that we will be able to establish in-house sales and distribution capabilities, or that we will be successful in gaining market acceptance for our products through the use of third parties. There can be no assurance that we will be able to recruit, train and maintain successfully the necessary sales and marketing personnel, or that the efforts of such personnel will be successful.


Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights.


We believe that our success depends in large part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries. The enforcement of patent rights can be uncertain and involve complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.


The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any. Our inability to obtain or to maintain patents on our key products could adversely affect our business. We own five patents and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop. There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations. In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.


Our success will also depend, in part, on our ability to avoid infringing the patent rights of others. We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services. Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all. Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third party proprietary rights. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.


We rely on trade secrets laws to protect portions of our technology for which patent protection has not yet been pursued or is not believed to be appropriate or obtainable. These laws may protect us against the unlawful or unpermitted disclosure of any information of a confidential and proprietary nature, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to vendors or suppliers and customer names and addresses.


We intend to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by entering into confidentiality agreements with employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.


Item 7.  Financial Statements


Our audited financial statements and associated notes are included and set forth on pages F-1 through F-34 of this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


On May 13, 2002, we dismissed Arthur Andersen LLP as the independent public accountant to audit our consolidated financial statements. The decision to dismiss Arthur Andersen LLP was approved by the board of directors and the Audit Committee.


The Audit Committee has engaged Tanner + Co. as our independent public accountant. During the period from the date of Andersen's engagement as our independent public accountants to and through the date of this Report, we did not consult with Tanner + Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


Arthur Andersen's report on the financial statements for the fiscal year ended September 30, 2001 (the last fiscal year for which a report was filed) did not contain an adverse opinion or a disclaimer of opinion. However, Arthur Andersen's report was modified for uncertainty as to whether we would continue as a going concern. There was no qualification or modification as to audit scope or accounting principles. During our most recent fiscal year and the subsequent interim period preceding Arthur Andersen's dismissal on May 13, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make a reference to the subject matter of the disagreements in connection with its report. No disagreements have arisen in the period since the date of Arthur Andersen's dismissal.


None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-B occurred during the fiscal year ended September 30, 2001 or within the interim period through the date of this report.


We have provided Arthur Andersen with a copy of the foregoing disclosures. A letter from Arthur Andersen addressed to the Securities and Exchange Commission pursuant to Regulation S-B, Item 304(a)(3) was included as Exhibit 16 to this Form 8-K as originally filed. Arthur Andersen has advised us that they will not update that letter.


We have provided Arthur Andersen with a copy of the foregoing disclosures. A letter from Arthur Andersen addressed to the Securities and Exchange Commission pursuant to Regulation S-B, Item 304(a)(3) has been included as Exhibit 16 to Form 8-K filed on May 15, 2002, amended July 3, 2003.


Item 8A.  Controls and Procedures


As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


                                                               Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


The following table sets forth information concerning our executive officers and directors and their ages as at October 15, 2003:

            Name                                     Age                 Position

David G. Derrick                                50             Chief Executive Officer and Chairman (Director)
James J. Dalton                                 60             President and Vice Chairman (Director)
Wilford W. Kirton, III                          42             Director and President of Medical Products
Michael G. Acton                                40             Chief Financial Officer, Secretary-Treasurer
Jonathan Barnes                                 29             Chief Technical Officer
Peter McCall                                    44             Director
Robert E. Childers                              57             Director


David Derrick - CEO and Chairman


Mr. Derrick has been our CEO and Chairman since February 2001. Previously he served as CEO and Chairman of the Board of Directors of Biomune Systems Inc. between 1989 and 1998. From 1996 to 1999, Derrick was Chairman of the Board of Directors; during 2000 he served as a director of Purizer Corporation. From 1979 to 1982, Derrick was a faculty member at the University of Utah College of Business. Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics in 1975 and a Masters in Business Administration degree with an emphasis in Finance in 1976. Mr. Derrick has been a principal financier and driving force in many new businesses. During the early 1980's he helped create the community of Deer Valley, an exclusive ski resort outside of Park City, Utah. In 1985 he founded and funded a company that pioneered the Smart Home concept - the computerized home. The company is known as Vantage Systems and is today a leader in this field.


James Dalton - President and Vice Chairman


Mr. Dalton joined us as a director in 2001. He was named President of the Company in August 2003. From 1987 to 1997, Dalton was the owner and President of Dalton Development, a real estate development company. He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah. Mr. Dalton also served as the President and equity owner of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course. He was also a founder and owner of the Deer Valley Club, where he oversaw the development of a high-end, world-class ski project that includes 25 condominiums with a "ski-in and ski-out" feature. From 1996 to 2000, Dalton served as an officer and director of Biomune Systems, Inc. Prior to joining us and following his resignation from Biomune Systems, Dalton managed his personal investments.


Wilford W. Kirton III - Vice President of PAL Services and Director


Mr. Kirton joined us as a director and as an executive officer in January 1998, currently serving as our Vice President of PAL Services. He was our CEO from 1998 until 2001. Prior to joining us, Mr. Kirton was the proprietor and President of Travel Systems Network, a travel agency and tour operator from 1987 to 1994. From February 1994 to June 1996, Mr. Kirton was Vice President of Old Republic Title, a real estate title company. Mr. Kirton then became an officer of Optim Nutrition, a subsidiary of Biomune Systems, Inc. until joining us in January 1998. Mr. Kirton is David Derrick's brother-in-law.


Michael Acton - Secretary, Treasurer and Chief Financial Officer


Mr. Acton joined us as Secretary-Treasurer in March 1999. He has also served as our CFO since March 2001. From June 1998 until November 2000, Mr. Acton was Chief Executive Officer of Biomune Systems, Inc., where he also served as Principal Accounting Officer and Controller from 1994 to 1997. From 1989 through 1994, Mr. Acton was employed by Arthur Andersen, LLP in Salt Lake City, Utah, where he performed various tax, audit, and business advisory services. He is a Certified Public Accountant in the State of Utah.


Jonathan Barnes - Chief Technical Officer


Mr. Barnes joined us as a part time technical advisor in October 2000, and was hired full time as our CTO in November 2001. Previous to working with RemoteMDx, Mr. Barnes was an independent technical consultant for various clients in science and information technology. Mr. Barnes is responsible for all technology coordination for the Company. Mr. Barnes has a Masters Degree in Physics and Astronomy from Brigham Young University. He has headed numerous research and development projects in coordination with Brigham Young University and NASA. Mr. Barnes has an extensive background in science, computers, data gathering, and telematics.


Peter McCall - Director


Mr. McCall joined our board of directors in July 2001. From 1998 to 2002, Mr. McCall was Vice President for General Electric Capital Corp. where he was responsible for whole loan mortgages and private label pass-through. From 1988 to 1998, he served as a Vice President of Financial Security Assurance, and Managing Director of the residential mortgage purchase program for Nomura Securities International. Mr. McCall is currently the owner of McCall Inc., a privately held company that focuses on investments in start up companies. Mr. McCall is a member of the Audit Committee of the board of directors.


Robert Childers - Director


Mr. Childers joined our board in July 2001. He is Chief Executive Officer of Structures Resources Inc. and has more than 30 years of business experience in construction and real estate development. Mr. Childers has served or is currently serving as General Partner in 16 Public Limited Partnerships in the Middle Atlantic States. Partners include First Union Bank, and Fannie Mae. In 1972, Mr. Childers founded Structures Resources Inc. a design build construction firm, and has been president of that company for 28 years. Structures Resources has successfully completed over 300 projects, (offices, hotels, apartments, and shopping centers) from New York to North Carolina. Recently Mr. Childers has been a partner for various projects in Baltimore and Philadelphia. He is a co-founder of Life Science Group, a boutique biotech investment-banking firm. Mr. Childers was also the founding President of Associated Building Contractors for the State of West Virginia and served as a director of The Twentieth Street Bank until its merger with City Holding Bank. He is a former naval officer serving in Atlantic Fleet submarines. Mr. Childers is a member of the Audit Committee of the board of directors.


Section 16(a) Beneficial Ownership Reporting Compliance


Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.


Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, RemoteMDx believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed; however, filings on Form 4 by David Derrick were late as follows:

o Report on Form 4 to report transactions occurring on and prior to October 29, 2002, was filed on November 12, 2002

o Report on Form 4 to report transactions occurring on October 31, 2002 and due on November 4, 2002, was filed on November 12, 2002

o Report on Form 4 to report transactions occurring November 1, 2002 and due on November 4, 2002, was filed on November 12, 2002


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


Meetings and Committees


There were nine regular meetings of the board of directors held during the fiscal year ended September 30, 2002. No director attended fewer than 75% of the meetings during the fiscal year. The board also acted during fiscal year 2002 by unanimous written consent in lieu of a meeting, as permitted by Utah law and our bylaws. The board has no formal Nominating Committee. The board has an Audit Committee, comprised of Mr. McCall and Mr. Childers. The Audit Committee held two meetings in fiscal year 2002.


The functions of the Audit Committee are (1) to review and approve the selection of, and all services performed by, our independent auditors, (2) to review our internal controls, and (3) to review and report to the board of directors with respect to the scope of our audit procedures, accounting practices and internal accounting and financial controls. Mr. Childers and Mr. McCall are independent directors within the meaning of that term under applicable Securities and Exchange Commission rules.


Audit Committee Financial Expert


Peter McCall, a director of the Company, is the financial expert serving on the Audit Committee of the Board of Directors within the meaning of that term under applicable rules promulgated by the Securities and Exchange Commission.


Remuneration


Non-employee directors are paid $1,500 per meeting and in fiscal year 2002 the Board of Directors determined that each non-employee director would receive a grant of an option to acquire 30,000 shares of common stock for each completed year of service on the board. We also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the shareholders. No options have been granted or compensation paid under this arrangement as of the date of this memorandum.


Item 10.  Executive Compensation


The following table sets forth the compensation paid in each of the past three fiscal years to all individuals serving as our chief executive officer during the year ended September 30, 2002 as well as our four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the year ended September 30, 2002, whose total annual salary and bonus for the year then ended exceeded $100,000 (the "Named Executive Officers").

                                                          Annual Compensation                 Long Term
                                                                                          Compensation Awards

                                                                                              Securities
                                                                          Other Annual           Underlying           All other
                   Name and            Fiscal     Salary     Bonus        Compensation         Options/SARs       compensation ($)
              Principal Position        Year        ($)        ($)            ($)                   (#)
------------------------------------- --------- ----------- ----------  ---------------- --------------------- -------------------

  Wilford Kirton III                   2001     $ 107,654   $   21,500  $         10,650       400,000/0       $          0
      Vice President PAL Services (1)  2002     $ 108,000   $        0  $              0          0/0          $          0
                                       2003     $ 108,000   $        0  $              0          0/0          $          0

  David G. Derrick, Chief Executive
        Officer Chairman of            2001     $ 100,000   $   63,000  $        110,000       579,924/0       $    125,000
      the Board of Directors (2)       2002     $ 120,000   $        0  $        180,000          0/0          $          0
                                       2003     $ 120,000   $        0  $              0          0/0          $          0

  Michael G. Acton, Chief
        Financial Officer (3)          2001     $  62,180   $   12,500  $        100,000       240,496/0       $          0
                                       2002     $ 100,000   $   28,750  $              0          0/0          $          0
                                       2003     $ 100,000   $   25,000  $              0          0/0          $          0

  Tom Natale, President (4)            2001     $  25,000   $   15,000  $          1,500          0/0          $          0
                                       2002     $ 100,000   $   60,000  $          6,000          0/0          $          0
                                       2003     $  50,000   $   30,000  $         30,000          0/0          $          0

  Brian Boling, President of
        SecureAlert (5)                2001     $  25,000   $   10,000  $          1,500          0/0          $          0
                                       2002     $ 100,000   $   40,000  $          6,000          0/0          $          0
                                       2003     $  50,000   $   10,000  $              0          0/0          $          0


(1) Mr. Kirton served as Chief Executive Officer from January 1998 until February 2001. He was Chief Operating Officer from February 2001 until July 2001. He has served in the current executive position since July 2001.

(2) Mr. Derrick became Chief Executive Officer in February 2001. Amounts indicated in table do not include amounts recorded by the Company under applicable accounting principles for non-cash compensation paid to ADP Management in connection with financing transactions that were entered into by the Company and ADP Management during the years 2001, 2002 or 2003. Salary was accrued and included in amounts owed to ADP Management under various financing agreements. Outstanding amounts owed ADP Management under all such agreements were converted to common stock in June 2003. Mr. Derrick is the principal owner and control person of ADP Management. See "Certain Relationships and Related Party Transactions."

(3)  Mr. Acton has served as an executive officer since March 2001.

(4) Mr. Natale was President from July 2001 until April 2003. The new President is James J. Dalton who also serves as the Vice Chairman of our Board of Directors. During 2001, 2002 and 2003, Dalton was paid $100,000 a year under a consulting agreement. His annual salary as President is $100,000. The consulting fees and salary owed to Dalton have historically been accrued as part of the ADP Management financing arrangements. Outstanding amounts have been converted to common stock as of June 2003. See "Certain Relationships and Related Party Transactions."

(5) Mr. Boling was President of our wholly owned subsidiary SecureAlert from July 2001 until December 2002.

Employment Agreements


We have no employment agreements with any executive officers at this time.


Stock Option Grants in Fiscal Year 2002


During the year ended September 30, 2002, we granted options to purchase a total of 5,817,674 shares of common stock to employees, outside directors and consultants. These options give the option holders the right to purchase common stock of at a stated price per share during the term of the option agreement. The weighted average per share exercise price of these options was $2.43. The exercise prices of the options range from $.54 to $3.00.


We did not grant stock options during the fiscal year ended September 30, 2002 to the Named Executive Officers in connection with their employment. We did grant options to ADP Management, an entity owned and controlled by Derrick for the purchase of 3,450,000 shares of common stock at $.54 per share in connection with financing transactions facilitated by ADP Management. Mr. Derrick would be deemed to be the beneficial owner of those options and the underlying shares of common stock under applicable Securities and Exchange Commission rules and regulations. ADP Management exercised a portion of those options during fiscal year 2002 to purchase 1,712,844 shares of common stock. In addition, options to purchase 135,701 shares were exercised after September 30, 2002.


Stock Options Outstanding and Options Exercised in Fiscal Year 2002


The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers as of September 30, 2002. We have not granted any stock appreciation rights ("SAR's").


                                                               Number of Securities             Value of Unexercised In-
                                                               Underlying Unexercised           the-Money Options / SARs
                              Shares Acquired       Value      Options At 9/30/2002             At 9/30/2002 ($)
          Name                on Exercise (#)  Realized ($)    Exercisable / Unexercisable (1)  Exercisable / Unexercisable
--------------------------  ------------------ --------------  ------------------------------   ----------------------------
David G. Derrick (2)             1,712,844     $  5,138,532             1,737,156 / 0                  $4,273,404 / 0
Michael G. Acton                        -                -                151,894 / 0                  $  303,788 / 0
Wilford W. Kirton, III                  -                -                150,000 / 0                  $  300,000 / 0
Tom Natale (3)                          -                -                238,925 / 0                           0 / 0
Brian Boling (4)                        -                -                194,530 / 0                           0 / 0



(1) Value is based on the fair market value of our common stock on September 30, 2002, estimated to be $3.00 per share. Values indicated reflect the difference between the exercise price of the unexercised options and the market value of shares of common stock on September 30, 2002.

(2)  Options   granted  to  ADP  Management  in  connection   with  a  financing
     arrangement. The exercise price of these options is $.54 per share. See "Certain Relationships and Related Transactions."

(3) Options granted in July 2001 in connection with the SecureAlert acquisition to Natale Investments, a family limited liability company owned and controlled by Mr. Natale. The exercise price of these options is $3.00 per share.

(4) Options granted in July 2001 in connection with the SecureAlert acquisition to Boling Investments, a family limited liability company owned and controlled by Mr. Boling. The exercise price of these options is $3.00 per share.

 Stock Plans


The 1997 Volu-Sol, Inc. Transition Plan


At the time of our divestiture by Biomune, it adopted the 1997 Volu-Sol, Inc. Transition Plan (the "Transition Plan") to govern the issuance and exercise of certain options to purchase our common stock. Certain officers, directors and employees of Biomune had been granted options to purchase shares of Biomune common stock (the "Biomune Options"). The Biomune Options were granted pursuant to various Biomune stock plans (the "Biomune Plans"). The Biomune Plans gave the committee of the Biomune Board that administers the plans (the "Biomune Plan Committee") the authority to make equitable adjustments to outstanding Biomune Options in the event of certain transactions, such as the divestiture.


At the time of the divestiture, the Biomune Plan Committee and the Biomune Board determined that, immediately prior to the divestiture, each Biomune Option would be divided into two separately exercisable options: (i) an option to purchase our common stock (the "Add-on RemoteMDx Option") in an amount that would have been issued in the divestiture in respect of the shares of Biomune common stock subject to the applicable Biomune Option, if such Biomune Option had been exercised in full immediately prior to the record date of the divestiture, and containing substantially equivalent terms as the existing Biomune Option, and
(ii) an option to purchase Biomune common stock (an "Adjusted Biomune Option"), exercisable for the same number of shares of Biomune common stock as the corresponding Biomune Option had been. The per share exercise price of the Biomune Option would remain the same in the Adjusted Biomune Option, and all other terms of such Biomune Option would remain the same in all material respects. The Add-on RemoteMDx Option carries an option exercise price per share equal to the price per share of the exercise price under the Biomune Option.


As a result of the foregoing, certain persons who remained Biomune employees or non-employee directors of Biomune after the divestiture hold both Adjusted Biomune Options and separate Add-on RemoteMDx Options. The obligations with respect to the Adjusted Biomune Options and Add-on RemoteMDx Options held by Biomune employees and non-employee directors following the distribution are obligations solely of Biomune. We reserved a total of 732,101 shares of common stock for issuance upon exercise of the Add-on RemoteMDx Options granted at the time of the divestiture under the Transition Plan.


At September 30, 2002, no Add-on RemoteMDx Options granted under the Transition Plan remained outstanding. No shares were issued upon exercise of Add-on RemoteMDx Options during the fiscal years ended September 30, 2001 or 2002.


The 1997 Volu-Sol, Inc. Stock Incentive Plan


Immediately prior to the divestiture in August 1997 we adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan ("1997 Plan"). The 1997 Plan was approved by our board of directors and by action of Biomune, then our sole shareholder. Under the 1997 Plan, we may issue stock options, stock appreciation rights, restricted stock awards, and other incentives to our employees, officers and directors.


The 1997 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with our subsidiaries or us. A total of 5,000,000 shares are authorized for issuance pursuant to awards granted under the 1997 Plan. During fiscal year 2002, options for the purchase of 430,000 shares of common stock were granted under the 1997 Plan and no options were exercised. As of September 30, 2002, options for the purchase of 1,111,894 shares of common stock were outstanding and exercisable under the 1997 Plan.


Item 11.    Security Ownership of Certain Beneficial Owners and Management


This Item 11 sets forth information known to us with respect to the beneficial ownership of our common stock as of October 15, 2003. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options, warrants, or convertible securities held by that person that are currently exercisable or will become exercisable within 60 days after October 15, 2003, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.


Security Ownership of Certain Beneficial Owners


The following table sets forth information for any person (including any "group") who is known to us to be the beneficial owner of more than 5% of our common stock as of October 15, 2003.

          (1)                                      (2)                            (3)                          (4)
                                                Name and
     Title of Class                  Address of Beneficial Owner (1)          Amount Owned               Percent of Class

         Common                           David G. Derrick    (2)                 13,194,898                     46.7%

         Common                           James Dalton        (3)                 13,038,690                     46.1%

                                          J. Lee Barton       (4)
                                          196 No. Forest Ave.
         Common                           Hartwell, GA 30643                       1,384,002                      5.4%
------------------

(1) Unless otherwise indicated, the business address of the shareholder is the address of the Company, 5095 W. 2100 S., Salt Lake City, UT, 84120.

(2) Includes shares owned of record as follows: 9,577,486 shares held of record by ADP Management, 704,924 shares owned of record by Derrick, 1,167,350 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, 20,350 shares issuable upon conversion of Series A preferred stock owned of record by MK Financial, 33,333 shares issuable upon conversion of Series B preferred stock owned of record by Derrick, and 1,601,455 shares issuable upon exercise of stock options held by ADP Management.

(3) Includes shares owned of record as follows: 9,577,486 shares held of record by ADP Management (by agreement with Derrick, Dalton shares control and beneficial ownership of the shares owned of record by ADP Management), 458,929 shares owned of record by Dalton, 233,470 shares issuable upon conversion of Series A preferred stock owned of record by Dalton, 1,167,350 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, and 1,601,455 shares issuable upon exercise of stock options held by ADP Management.

(4) Includes 690,667 shares owned directly by Mr. Barton, 493,334 shares owned of record by Lintel, Inc., an entity owned and controlled by Mr. Barton, and 200,001 shares issuable upon conversion of 200,001 shares of Series B preferred stock owned of record by Lintel, Inc.


Security Ownership of Management


We have two classes of voting equity securities, the common stock and the Series B preferred stock. In addition, we have a class of preferred stock, the Series A, that is convertible into common stock. The following table sets forth information as of September 10, 2003, as to each class of our equity securities beneficially owned by all directors and nominees named therein, each of the named executive officers, and directors and executive officers as a group.

                                                      Name and
     Title of Class                          Address of Beneficial Owner             Amount Owned         Percent of Class

Common                    David G. Derrick (1)                                        13,194,898                46.7%
                          James Dalton (2)                                            13,038,690                46.1%
                          Wilford W. Kirton, III (3)                                     150,015                  *
                          Michael G. Acton (4)                                           237,401                  *
                          Peter McCall (5)                                               830,360                 3.2%



                          Robert Childers (6)                                            364,600                 1.4%
                          Officers and Directors as a Group (6 persons) (7)           18,298,915                55.5%

Series B Preferred        David G. Derrick                                                33,333                 1.8%
                          Michael G. Acton                                                45,000                 2.5%
                          Officers and Directors as a Group                               78,333                 4.3%



(1) Derrick's beneficial ownership of these shares is summarized in note (2) on the previous page.

(2) Dalton's beneficial ownership of these shares is summarized in note (3) on the previous page.

(3) Mr. Kirton is an executive officer and director. Of the shares indicated, 150,000 are issuable upon exercise of stock options held by Mr. Kirton.

(4) Includes 146,894 shares issuable under options granted to Mr. Acton, 45,507 shares owned of record by Mr. Acton, and 45,000 shares issuable upon conversion of the Series B preferred stock owned by Mr. Acton.

(5) Mr. McCall is a director. Includes (a) 150,000 shares of common stock owned of record by Mr. McCall, 300,000 shares issuable upon exercise of stock options held by Mr. McCall, and 380,360 shares issuable upon conversion of shares of Series A preferred stock owned by Mr. McCall.

(6) Mr. Childers is a director. Includes (a) 50,000 shares of common stock owned of record by the Robert E. Childers Living Trust, (b) 100,000 shares issuable upon exercise of stock options held by Mr. Childers, and (c) 214,600 shares issuable upon conversion of Series A preferred stock.

(7)  Duplicate entries eliminated.


Securities Authorized for Issuance Under Equity Compensation Plans


The following table sets forth information as of the September 30, 2002, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

o    All compensation plans previously approved by security holders; and

o    All compensation plans not previously approved by security holders.


Equity Compensation Plan Information

                                                  Number of securities to be
                                                   issued upon exercise of    Weighted average exercise     Number of securities
                                                     outstanding options,        price of outstanding      remaining available for
                 Plan category                       warrants and rights     options, warrants and rights      future issuance
Equity compensation plans approved by security
holders                                                   1,440,000                     $2.85                     3,560,000

Equity compensation plans not approved by
security holders                                          5,762,343                     $2.75                        N/A

Total                                                     7,202,343                     $2.77                     3,560,000

Item 12.  Certain Relationships and Related Transactions


The following discussion summarizes transactions between the Company and related parties not disclosed elsewhere in this report.


Fiscal Year 2001


In February 2001, we entered into a loan agreement with ADP Management, which was amended in March 2001 and again in July 2001. Under the terms of this loan agreement, as amended, ADP Management agreed to loan us up to $3,000,000 in the aggregate, including a total of $535,000 that had already been loaned through March 30, 2001. Until April 1, 2001, all amounts loaned or to be loaned under the agreement were repayable at the option of ADP Management in cash or in shares of Series A Preferred Stock or a series with terms and preferences substantially the same as the Series A preferred stock. On March 31, 2001, we repaid the outstanding $535,000 by issuing to ADP Management a total of 2,675 shares of Series A preferred stock, which are convertible into 989,750 shares of Common Stock. ADP Management and we amended the loan agreement in June 2001 to cancel the conversion feature and to grant ADP Management the option to purchase one share of Series A preferred stock at a price of $200 per share for every $200 loaned under the agreement. At the election of ADP Management, the option could be exercised using a cashless exercise feature. In March 2002, the loan agreement was again amended and these options were canceled and new options were granted to ADP Management to purchase common stock at a per-share price equivalent to the conversion price of the Series A preferred stock ($0.54 per share of common stock) previously issuable upon exercise of the original options. These options expire in March 2007.


In connection with our offering of Series B preferred stock in fiscal year 2001, Messrs. Derrick and Dalton personally entered into a loan agreement with J. Lee Barton to borrow sufficient proceeds to close the offering. In connection with the loan agreement, Derrick transferred 666,667 shares of common stock owned by him to Mr. Barton. As we could not have completed the offering without the funding, the issuance of the shares by Derrick was deemed to be for our benefit. Accordingly, we recorded the value of the shares, $2,000,001, based upon an estimated fair value of $3.00 per share of common stock, as a capital contribution from Derrick and a Series B Preferred Stock offering cost.


Fiscal Year 2002


As of September 30, 2002, $338,300 related to a Series A Preferred Stock subscription receivable was outstanding from MK Financial, an entity owned by Derrick. ADP Management assumed this obligation, MK Financial assigned the shares to ADP Management and the receivable was extinguished as part of the agreement entered into between the Company and ADP Management, David Derrick and James Dalton in April 2003.


During the year ended September 30, 2002 and 2001, under consulting arrangements with ADP Management to provide the services of Derrick to the Company and to assist in financing through loans, guarantees and other services, we recorded consulting fees and expenses of $18,871,003 and $1,087,000, respectively. These amounts include the valuation under applicable accounting principles of non-cash consideration paid to ADP Management under these contracts. For the years ended September 30, 2002 and 2001, of these amounts, $2,324,340 and $695,000, respectively was recorded as the value of 2,094 and 3,475 shares of Series A preferred stock issued to ADP Management and Dalton, or their respective assignees. Subsequent to year-end 2002, we entered into an agreement with ADP Management, Derrick and Dalton under which we canceled all outstanding stock options and warrants held by them for the purchase of 1,601,455 shares of common stock.


During fiscal years 2001 and 2002, we entered into promissory notes totaling $1,400,000 which were personally guaranteed by Derrick and Dalton and collateralized by 1,000,000 shares of common stock held by them.


In June 2003, we entered into agreements with former shareholders of SecureAlert pursuant to which the shareholders assigned to the Company two certificates of deposit in the aggregate amount of $550,000 pledged as security for the line of credit with SunTrust Bank, which was subsequently refinanced by Zion's Bank. This assignment of the certificates of deposit, along with a letter of credit from a trust, whose trustee is related to an officer of the Company, replaced the personal guarantees of four former SecureAlert shareholders. In June 2003 these certificates of deposit were assigned to the Company and the obligation to repay these individuals was assumed by ADP Management. See "Management's Discussion and Analysis - Recent Developments."

Item 13.  Exhibits and Reports on Form 8-K


The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:


(a)        Exhibits

Exhibit Number                 Title of Document

3.01 Articles of Incorporation and Amendments thereto (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).


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

3.02 Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997)

10.01Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.021997 Stock Incentive Plan of we, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.031997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1,
     1997).

10.04Securities  Purchase  Agreement for $1,200,000 of Series A Preferred  Stock
     (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

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

10.08Amended and Restated Loan and Security Agreement (SunTrust Bank and
     SecureAlert) dated August 3, 2001, (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30,
     2001)

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

31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002


31.2 Certification   of  Chief   Financial   Officer   under   Section   302  of
     Sarbanes-Oxley Act of 2002


32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)



(b)        Reports on Form 8-K


During the quarter ended September 30, 2002, we filed no current reports on Form 8-K.


Item 14.  Principal Accountant Fees and Services


For the year ended September 30, 2001, Arthur Andersen LLP provided audit and other services for the Company. We terminated our relationship with Arthur Andersen in March 2002. For the year ended September 30, 2002 and the year ending September 30, 2003, Tanner + Co., LLP provided audit and other services for the Company.


Audit Services


Audit services consist of the audit of the annual consolidated financial statements of the Company, review of the quarterly financial statements, stand-alone audits of subsidiaries, accounting consultations and consents and other services related to SEC filings and registration statements filed by the Company and its subsidiaries and other pertinent matters. During fiscal year 2001, audit fees paid to Arthur Andersen were $158,413. No audit fees were paid to Tanner + Co. during our fiscal year 2002.


Tax Services


Arthur Andersen also provided other consulting services to the Company in fiscal years 2001 and 2002, consisting primarily of tax consultation and related services. Neither firm performed any financial information systems design and implementation services for the Company for either period. Non-audit-related services consist primarily of tax consultation and related services. During fiscal year 2001, non-audit fees and tax fees paid by the Company to Arthur Andersen totaled $9,500.

The Audit Committee of the Board of Directors considered and authorized all services provided by these firms and considered whether the provision of non-audit services is compatible with maintaining auditor independence.

                                   SIGNATURES

           In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RemoteMDx, Inc.


                       By: /s/ David G. Derrick
                          -----------------------------------------------------
                          David G. Derrick, Chief Executive Officer

                          Dated: October 30, 2003

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                                    Date


/s/ David G. Derrick                                Director, Chairman, and                            October 30, 2003
------------------------------------------
David G. Derrick                                    Chief Executive Officer


/s/ James Dalton                                    Director, Vice Chairman                            October 30, 2003
------------------------------------------
James Dalton


s/s Wilford W. Kirton III                           Director                                           October 30, 2003
------------------------------------------
Wilford W. Kirton, III


/s/ Peter McCall                                    Director                                           October 30, 2003
------------------------------------------
Peter McCall


/s/ Robert E. Childers                              Director                                           October 30, 2003
------------------------------------------
Robert E. Childers


/s/ Michael G. Acton                               Chief Financial Officer                            October 30, 2003
------------------------------------------
Michael G. Acton

REMOTEMDX, INC.
Consolidated Financial Statements
September 2002 and 2001

                                                                 REMOTEMDX, INC.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------




                                                                            Page

Reports of Independent Public Accountants                                    F-2


Consolidated Balance Sheet                                                   F-5


Consolidated Statements of Operations                                        F-6


Consolidated Statements of Stockholders' Equity                              F-7


Consolidated Statements of Cash Flows                                        F-8


Notes to Consolidated Financial Statements                                  F-10

                          INDEPENDENT AUDITORS' REPORT









To the Board of Directors and
Stockholders of RemoteMDx, Inc.


We have audited the accompanying consolidated Balance Sheet as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows of RemoteMDx, Inc. and subsidiaries, (the "Company"), for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the financial statements in their report dated January 4, 2003.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. and subsidiaries as of September 30, 2002 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, has a working capital deficit and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



TANNER + CO.





Salt Lake City, Utah
September 3, 2003

NOTE: This report is a copy of the report previously issued by Arthur Anderson LLP as of and for the periods indicated above. Arthur Anderson LLP has not reissued this report.

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



ARTHUR ANDERSEN LLP
Salt Lake City, Utah
January 4, 2002

                                                                Remote MDx, Inc.
                                                      Consolidated Balance Sheet

                                                                   September 30,
--------------------------------------------------------------------------------

                                                                                        2002
                                                                               -----------------------
Assets

Current assets:
Cash                                                                           $               51,390
Accounts receivable, net of allowance for doubtful
  accounts of $71,000                                                                         990,647
Inventories                                                                                 1,380,363
Prepaids and other assets                                                                      10,278
                                                                               -----------------------

Total current assets                                                                        2,432,678

Property and equipment, net                                                                   337,120
Core technology, net of amortization of $233,334                                              326,666
Goodwill                                                                                    3,569,164
Other assets                                                                                    3,206
                                                                               -----------------------

                                                                               $            6,668,834
                                                                               -----------------------


                                                                                        2002
                                                                               -----------------------
Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of purchase obligation to former
  SecureAlert shareholders, net of discount of $5,825                          $              394,175
Bank line of credit                                                                         1,100,000
Related party convertible notes payable                                                       500,000
Related party line of credit                                                                  951,290
Accounts payable                                                                            1,075,207
Accrued expenses                                                                              391,745
Deferred revenues                                                                              81,430
Short-term notes payable                                                                    2,470,795
Related party short-term notes payable                                                        125,720
Dividends payable - Series A                                                                  493,197
                                                                               -----------------------

Total current liabilities                                                                   7,583,559

Commitments and contingencies                                                                       -

Redeemable common stock at redemption value of
  $3 per share, 172,000 shares outstanding                                                    516,000

Stockholders' deficit:
Series A convertible preferred stock; 10% dividend, non-voting; $.0001 par value; 30,000 shares designated; 26,130 shares issued and outstanding
  (aggregate liquidation preference of $658,814)                                                    3
Series B convertible preferred stock; $0.0001 par value;  2,000,000 shares designated; 1,835,824 shares issued and
  outstanding (aggregate liquidation preference of $5,987,820)                                    184
Common stock, $.0001 par value, 50,000,000 shares
  authorized; 12,616,895 shares issued and outstanding                                          1,262
Additional paid-in capital                                                                 54,445,083
Series A preferred stock subscription receivable                                             (338,300)
Deferred consulting fees and financing costs                                                 (355,000)
Accumulated deficit                                                                       (55,183,957)
                                                                               -----------------------

Total stockholders' deficit:                                                               (1,430,725)
                                                                               -----------------------

                                                                               $            6,668,834
                                                                               -----------------------








-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-5

                                RemoteMDx, Inc.
                      Consolidated Statement of Operations

                            Years Ended September 30,
--------------------------------------------------------------------------------


                                                                          2002                   2001
                                                                   --------------------   --------------------

Sales, net                                                         $        11,013,147    $         1,247,633
Cost of goods sold                                                           9,558,264                959,167
                                                                   --------------------   --------------------

Gross profit                                                                 1,454,883                 288,466

Operating expenses:
Research and development                                                       514,329                960,969
Selling, general and administrative (including
  $20,326,882 and $1,729,305 of compensation expense
  paid in stock or stock option / warrants, respectively)                   26,847,767              5,237,648
Impairment of inventory                                                        107,942                      -
Impairment of goodwill                                                       4,207,045                      -
                                                                   --------------------   --------------------

Total operating expenses                                                    31,677,083              6,198,617
                                                                   --------------------   --------------------

Loss from operations                                                       (30,222,200)            (5,910,151)
                                                                   --------------------   --------------------

Other income (expense):
Interest income                                                                  5,562                  9,238
Interest expense (including $2,776,465 and
 $2,233,000 paid in stock and warrants,
 respectively)                                                              (3,263,653)            (2,619,184)
Other income                                                                     4,425                      -
                                                                   --------------------   --------------------

Total other expense                                                         (3,253,666)            (2,609,946)

Income tax benefit                                                                   -                      -
                                                                   --------------------   --------------------

Net loss                                                                   (33,475,866)            (8,520,097)

Beneficial conversion feature on Series A preferred
  stock and Series A Preferred stock dividends                                (501,000)            (4,673,374)
                                                                   --------------------   --------------------

Net loss applicable to
common shareholders                                                $       (33,976,866)   $       (13,193,471)
                                                                   --------------------   --------------------

Net loss per common share - basic and diluted                      $             (3.50)   $             (3.26)
                                                                   --------------------   --------------------

Weighted average shares - basic and diluted                                  9,707,000              4,053,000
                                                                   --------------------   --------------------





--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-6

                                 RemoteMDx, Inc.
                 Consolidated Statement of Shockholders' Deficit

                     Years Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------






                                                                                               Preferred Stock
                                                                             -------------------------------------------------------
                                                                                      Series A                   Series B
                                                                                 Shares        Amount       Shares        Amount
                                                                             ------------- ------------ -------------  -------------

Balance at October 1, 2000                                                        16,138   $        2              -   $         -

Additional shares issued as a result of the divestiture
  of the Company's common stock                                                        -            -              -             -

Issuance of common stock for:
Services                                                                               -            -              -             -
Conversion inducement for Series A convertible debenture                               -            -              -             -
Conversion of Series A debentures                                                      -            -
Conversion of Series A preferred stock                                            (1,911)           -              -             -
Exercise of common stock options                                                       -            -              -             -
Acquisition of SecureAlert                                                             -            -              -             -
                                                                                                                   -             -
Issuance of Series A preferred stock for:
Services                                                                           3,475            -
Conversion of borrowings under a related-party                                                                     -             -
   line of credit                                                                  2,675            -
Cashless exercise of warrants                                                      1,801            -              -             -
Payment of dividends (in lieu of cash)                                             2,003            -              -             -
                                                                                                                   -             -
Issuance of Series B preferred stock for cash                                          -            -        700,001            70

Series B preferred stock offering costs:
Cash                                                                                   -            -              -             -
Non-cash                                                                               -            -              -             -

Shares of common stock of the Company owned by
  Mr. David Derrick, an officer and director of the Company, given to an individual in connection with the Series B
  preferred stock offering                                                             -            -              -             -


Issuance of common stock warrants as Series B preferred stock offering cost            -            -              -             -

Issuance of common stock options to consultants
  for services                                                                         -            -              -             -

Compensation in connection with the replacement of
  certain officer and director common stock options                                    -            -              -             -

Issuance of debt conversion feature related to
  acquisition of SecureAlert                                                           -            -              -             -


Beneficial conversion features and preferred stock associated with
  borrowings under a related party line-of-credit                                      -            -              -             -

Beneficial conversion feature on Series A preferred stock                              -            -              -             -

Net loss                                                                               -            -              -             -
                                                                             ------------- ------------ -------------  -------------

Balance at September 30, 2001                                                     24,181            2        700,001            70

Issuance of redeemable common stock for deferred
   financing services                                                                  -            -              -             -

Issuance of common stock for:
  Exercise of stock options; options were exercised
     through reduction of related party line-of-credit                                 -            -              -             -
   Debt and accrued interest                                                           -            -              -             -
   Prepaid consulting fees                                                             -            -              -             -
   Discounts related to debt                                                           -            -              -             -
   Consulting services                                                                 -            -              -             -
   Conversion of Series A preferred stock                                         (6,872)          (1)             -             -
   Exchange of redeemable common stock                                                 -            -              -             -

Issuance of Series B preferred stock and common stock
   warrants for cash                                                                   -            -      1,135,823           114

Warrants to purchase Series A preferred stock granted
    to a related party in connections with borrowings
    to the Company resulting in $1,445,525 interest
    expense and $332,488 compensation expense                                          -            -              -             -

Issuance of Series A preferred stock for:
   Related party cashless exercise of warrants
     to purchase Series A preferred stock resulting
     in additional compensation expense of $5,416,812                              6,688            1              -             -
   Services from related party                                                     2,094            1              -             -

Warrants to purchase common stock granted to related
  party in connection with loans to the Company resulting
  in $895,940 interest expense and $8,770,499
  compensation expense                                                                 -            -              -             -

Stock option compensation for consulting services                                      -            -              -             -

Amortization of deferred consulting and financing  costs                               -            -              -             -

Preferred stock dividend accrued                                                       -            -              -             -

Preferred stock dividend paid with Series A preferred stock                           39            -              -             -

Net loss                                                                               -            -              -             -
                                                                             ------------- ------------ -------------  -------------

Balance at September 30, 2002                                                     26,130   $        3      1,835,824   $       184
                                                                             ------------- ------------ -------------  -------------

                                                                                                                Additional
                                                                                      Common Stock               Paid-in
                                                                                  Shares           Amount        Capital
                                                                            -----------------  ------------ ---------------

Balance at October 1, 2000                                                         2,941,246   $       294  $    9,089,908

Additional shares issued as a result of the divestiture
  of the Company's common stock                                                      188,621            19             (19)

Issuance of common stock for:
Services                                                                             669,000            67         668,933
Conversion inducement for Series A convertible debenture                              60,000             6         179,994
Conversion of Series A debentures                                                    160,001            16         479,987
Conversion of Series A preferred stock                                               707,384            71             (71)
Exercise of common stock options                                                   1,682,000           168       1,681,832
Acquisition of SecureAlert                                                         1,433,333           143       4,299,856

Issuance of Series A preferred stock for:
Services                                                                                  -             -          695,000
Conversion of borrowings under a related-party
   line of credit                                                                         -             -          535,000
Cashless exercise of warrants                                                             -             -               -
Payment of dividends (in lieu of cash)                                                    -             -          400,526

Issuance of Series B preferred stock for cash                                             -             -        2,099,933

Series B preferred stock offering costs:
Cash                                                                                      -             -         (238,000)
Non-cash                                                                                  -             -       (2,138,059)

Shares of common stock of the Company owned by
  Mr. David Derrick, an officer and director of the Company, given to an individual in connection with the Series B
  preferred stock offering                                                                -             -        2,000,001


Issuance of common stock warrants as Series B preferred stock offering cost               -             -          138,058

Issuance of common stock options to consultants
  for services                                                                            -             -          185,305

Compensation in connection with the replacement of
  certain officer and director common stock options                                       -             -          767,788

Issuance of debt conversion feature related to
  acquisition of SecureAlert                                                              -             -          300,200


Beneficial conversion features and preferred stock associated with
  borrowings under a related party line-of-credit                                         -             -        2,233,000

Beneficial conversion feature on Series A preferred stock                                 -             -        4,272,848

Net loss                                                                                  -             -               -
                                                                            -----------------  ------------ ---------------

Balance at September 30, 2001                                                      7,841,585           784      27,652,020

Issuance of redeemable common stock for deferred
   financing services                                                                     -             -               -

Issuance of common stock for:
  Exercise of stock options; options were exercised
     through reduction of related party line-of-credit                             1,712,844           171         924,763
   Debt and accrued interest                                                          35,735             4         107,310
   Prepaid consulting fees                                                           224,000            23         671,978
   Discounts related to debt                                                         145,000            15         434,985
   Consulting services                                                                79,885             8         239,647
   Conversion of Series A preferred stock                                          2,537,846           254            (253)
   Exchange of redeemable common stock                                                40,000             4         119,996

Issuance of Series B preferred stock and common stock
   warrants for cash                                                                      -             -        3,366,159

Warrants to purchase Series A preferred stock granted
    to a related party in connections with borrowings
    to the Company resulting in $1,445,525 interest
    expense and $332,488 compensation expense                                             -             -        1,778,013

Issuance of Series A preferred stock for:
   Related party cashless exercise of warrants
     to purchase Series A preferred stock resulting
     in additional compensation expense of $5,416,812                                     -             -        5,416,811
   Services from related party                                                            -             -        2,324,340

Warrants to purchase common stock granted to related
  party in connection with loans to the Company resulting
  in $895,940 interest expense and $8,770,499
  compensation expense                                                                    -             -        9,666,439

Stock option compensation for consulting services                                         -             -        2,236,072

Amortization of deferred consulting and financing  costs                                  -             -               -

Preferred stock dividend accrued                                                          -             -         (501,000)

Preferred stock dividend paid with Series A preferred stock                               -             -            7,803

Net loss                                                                                  -             -               -
                                                                            -----------------  ------------ ---------------

Balance at September 30, 2002                                                   12,616,895     $     1,262  $   54,445,083
                                                                            -----------------  ------------ ---------------


                                                                                 Deferred
                                                                              Financing and         Stock
                                                                                Consulting      Subscriptions     Accumulated
                                                                                   Fees          Receivable         Deficit
                                                                             ----------------  ----------------  -----------------

Balance at October 1, 2000                                                   $           -     $      (338,300)  $    (8,514,620)

Additional shares issued as a result of the divestiture
  of the Company's common stock                                                          -                  -                 -

Issuance of common stock for:
Services                                                                                 -                  -                 -
Conversion inducement for Series A convertible debenture                                 -                  -                 -
Conversion of Series A debentures                                                        -                  -                 -
Conversion of Series A preferred stock                                                   -                  -                 -
Exercise of common stock options                                                         -                  -                 -
Acquisition of SecureAlert                                                               -                  -                 -

Issuance of Series A preferred stock for:
Services                                                                                 -                  -                 -
Conversion of borrowings under a related-party
   line of credit                                                                        -                  -                 -
Cashless exercise of warrants                                                            -                  -                 -
Payment of dividends (in lieu of cash)                                                   -                  -           (400,526)

Issuance of Series B preferred stock for cash                                            -                  -                 -

Series B preferred stock offering costs:
Cash                                                                                     -                  -                 -
Non-cash                                                                                 -                  -                 -

Shares of common stock of the Company owned by
  Mr. David Derrick, an officer and director of the Company, given to an individual in connection with the Series B
  preferred stock offering                                                               -                  -                 -


Issuance of common stock warrants as Series B preferred stock offering cost              -                  -                 -

Issuance of common stock options to consultants
  for services                                                                           -                  -                 -

Compensation in connection with the replacement of
  certain officer and director common stock options                                      -                  -                 -

Issuance of debt conversion feature related to
  acquisition of SecureAlert                                                             -                  -                 -


Beneficial conversion features and preferred stock associated with
  borrowings under a related party line-of-credit                                        -                  -                 -

Beneficial conversion feature on Series A preferred stock                                -                  -         (4,272,848)

Net loss                                                                                 -                  -         (8,520,097)
                                                                             ----------------  ----------------  -----------------

Balance at September 30, 2001                                                            -            (338,300)      (21,708,091)

Issuance of redeemable common stock for deferred
   financing services                                                              (375,000)                -                 -

Issuance of common stock for:
  Exercise of stock options; options were exercised
     through reduction of related party line-of-credit                                   -                  -                 -
   Debt and accrued interest                                                             -                  -                 -
   Prepaid consulting fees                                                         (648,000)                -                 -
   Discounts related to debt                                                             -                  -                 -
   Consulting services                                                                   -                  -                 -
   Conversion of Series A preferred stock                                                -                  -                 -
   Exchange of redeemable common stock                                                   -                  -                 -

Issuance of Series B preferred stock and common stock
   warrants for cash                                                                     -                  -                 -

Warrants to purchase Series A preferred stock granted
    to a related party in connections with borrowings
    to the Company resulting in $1,445,525 interest
    expense and $332,488 compensation expense                                            -                  -                 -

Issuance of Series A preferred stock for:
   Related party cashless exercise of warrants
     to purchase Series A preferred stock resulting
     in additional compensation expense of $5,416,812                                    -                  -                 -
   Services from related party                                                           -                  -                 -

Warrants to purchase common stock granted to related
  party in connection with loans to the Company resulting
  in $895,940 interest expense and $8,770,499
  compensation expense                                                                   -                  -                 -

Stock option compensation for consulting services                                        -                  -                 -

Amortization of deferred consulting and financing  costs                            668,000                 -                 -

Preferred stock dividend accrued                                                         -                  -                 -

Preferred stock dividend paid with Series A preferred stock                              -                  -                 -

Net loss                                                                                 -                  -        (33,475,866)
                                                                             ----------------  ----------------  -----------------

Balance at September 30, 2002                                                $     (355,000)   $      (338,300)  $   (55,183,957)
                                                                             ----------------  ----------------  -----------------






See accompanying notes to consolidated financial statements.                 F-7

                                                                 RemoteMDx, Inc.
                                            Consolidated Statement of Cash Flows

                                                       Years Ended September 30,
--------------------------------------------------------------------------------

                                                                             2002                 2001
                                                                       --------------------  --------------

Cash flows from operating activities:
Net loss                                                               $     (33,475,866)    $  (8,520,097)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Compensation expense in connection with the replacement
  of certain officer and director common stock options                                 -           767,788
Depreciation and amortization                                                    305,099            99,924
Amortization of debt discount                                                    513,234            32,503
Amortization of deferred financing and consulting services                       668,000                 -
Interest expense related to preferred stock warrants
  issued with borrowings under a related-party line of credit                  2,341,465         2,233,000
Common stock issued for services                                                 263,656           669,000
Redeemable common stock issued for services                                      315,000                 -
Common stock issued as conversion inducement for
  Series A convertible debenture                                                       -           180,000
Common stock options and warrants issued primarily to related
 parties for services                                                         16,755,870           185,305
Preferred stock issued to related parties
 for services and financing costs                                              2,324,341           695,000
Impairment of inventory                                                          107,942                 -
Impairment of goodwill                                                         4,207,045                 -
Changes in operating assets and liabilities:
Accounts receivable                                                             (654,593)           47,752
Inventories                                                                     (488,529)         (276,777)
Prepaid expenses                                                                  53,033           (35,543)
Accounts payable                                                                (106,419)          768,405
Accrued liabilities                                                             (510,442)          545,234
Deferred revenues                                                                 (1,730)           (3,977)
                                                                       --------------------  --------------

Net cash used in operating activities                                         (7,382,894)       (2,612,483)
                                                                       --------------------  --------------

Cash flows from investing activities:
Net cash paid in the acquisition of SecureAlert                                        -          (416,138)
Purchase of property and equipment                                              (101,118)          (43,452)
                                                                       --------------------  --------------

Net cash used in investing activities                                           (101,118)         (459,590)
                                                                       --------------------  --------------


                                                                             2002                   2001
                                                                       --------------------  --------------
Cash flows from financing activities
Payments on purchase obligation to former SecureAlert
  shareholders                                                                  (800,000)         (200,000)
Net borrowings under a related-party line of credit                            1,860,224         2,233,000
Net payments on a bank line of credit                                            506,413        (1,586,374)
Borrowings under short-term notes payable                                      4,249,695                 -
Payment on short-term notes payable                                           (1,653,180)                -
Proceeds from issuance of redeemable common stock                                 96,000                 -
Payment for redemption of redeemable common stock                               (150,000)                -
Proceeds from issuance of convertible debentures                                       -           545,000
Proceeds from issuance of Series B preferred stock, net of

See accompanying notes to consolidated financial statements.                 F-8

  cash offering costs                                                          3,366,273         1,862,003
                                                                       --------------------  --------------

Net cash provided by financing activities                                      7,475,425         2,853,629
                                                                       --------------------  --------------

Net decrease in cash                                                              (8,587)         (218,444)

Cash, beginning of year                                                           59,977           278,421
                                                                       --------------------  --------------

Cash, end of year                                                      $          51,390          $ 59,977
                                                                       --------------------  --------------






                                                                             2002                 2001
                                                                       --------------------  --------------
Cash paid for interest and taxes:
Cash paid for income taxes                                             $               -     $           -
Cash paid for interest                                                 $         322,085     $      27,386
Supplemental schedule of non-cash investing and
financing activities:
Issuance of 2,523,416 shares of common stock in exchange
  for 6,834 shares of Series A preferred stock                                       254                 -
Common stock (40,000 shares) exchanged for redeemable
  common stock                                                                   120,000                 -
Common stock (327,667 shares) issued for deferred consulting
  and debt discounts                                                            (648,000)                -
Common stock (1,712,844 shares) exchange for related party
  line-of-credit debt                                                           (924,934)                -
Preferred Series A stock dividends ($7,803 paid by issuance of 39                                        -
  shares of Preferred Series A stock)                                           (501,000)
Deferred financing costs paid for by issuance of 125,000 redeemable
  common shares                                                                  375,000                 -
Acquisition of SecureAlert:
Liabilities assumed in excess of tangible assets acquired                              -        (2,036,434)
Goodwill                                                                               -         7,776,209
Core technology                                                                        -           560,000
Common stock issued                                                                    -         4,299,999
Purchase obligation, net of discount                                                   -         1,283,438
Fair value of debt conversion feature issued                                           -           300,200
Series A convertible debentures and related accrued interest ($12,314)
    converted into shares of common stock                                        107,314           480,003
Series A preferred stock issued in lieu of cash dividends                          7,803           400,526
Series A preferred stock beneficial conversion features                                -         4,272,848
Series A preferred stock issued for conversion of borrowings
    under a related-party line of credit                                               -           535,000
Utilization of borrowings under a related-party line of credit
  as payment for exercise of common stock options                                      -         1,682,000
Non-cash offering costs related to the issuance of Series B preferred stock consisting of warrants to purchase common stock and shares of common stock of the Company owned by Mr. David Derrick, an officer and director of the Company, given to an individual in
  connection with the Series B preferred stock offering (Note 10)                      -         2,138,059




See accompanying notes to consolidated financial statements.                 F-9

--------------------------------------------------------------------------------
                                      Notes to Consolidated Financial Statements

                                                     September 30, 2002 and 2001
--------------------------------------------------------------------------------

1. Organization RemoteMDx, Inc. was originally incorporated in Utah in July 1995 under the name Volu-Sol, and Nature Inc. ("Volu-Sol"), as a wholly owned subsidiary of Biomune Systems, Inc. ("Biomune"). of Operations Biomune spun off Volu-Sol by distributing shares of Volu-Sol's common stock as a stock dividend to the holders of the common stock of Biomune (the "Distribution"). As a consequence of the Distribution, Volu-Sol commenced operations as a separate, independent company in October 1997. Effective July 27, 2001, Volu-Sol changed its name to RemoteMDx, Inc. RemoteMDx, Inc. and its subsidiaries are collectively referred to as the "Company".

     The Company is a medical, technology-based remote personal safety, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs in conjunction with national call centers.

     Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role in the medical diagnostic industry by providing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001(see Note 3), the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the year ended September 30, 2002 and 2001 were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents.

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.Organization      Going  Concern  The  Company  incurred  a net  loss  and has
  and Nature        negative cash flows from  operating  activities for the year
  of Operations     ended  September  30, 2002.  As of September  30, 2002,  the
  Continued         Company  has a  working  capital  deficit,  a  stockholders'
                    deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations, obtain positive working capital, and obtain the necessary funding to meet its projected capital investment requirements.

                    Management's plans with respect to this uncertainty include converting debt obligations to equity and raising additional capital from the sale of equity securities. On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of
                    Directors, and ADP (ADP), a company controlled by Mr. Derrick and Mr. Dalton, whereby Dalton, Derrick and ADP agreed to continue to assist the Company in its financing activities and convert existing Company debt owed to ADP of $709,986 and debt which ADP assumed from the Company of $3,163,975, including $700,000 of which the Company has not been released by the original creditor. In addition, the Company assumed $725,000 of debt (which was converted into 483,333 shares of redeemable common stock on June 24, 2003 by the original holder). The put obligation associated with the redeemable common stock was assumed by ADP. However, the original holder has not released the Company from the potential put obligation. In addition, ADP also agreed to assume the subscription receivable due form MK financial in the amount of $338,300. In exchange for these assumptions and conversions, the Company issued 8,113,499 shares of the Company's common stock. In association with the issuance of stock in this transaction, the Company recognized an expense for ADP services of approximately $846,000. The number of shares ultimately retained by ADP is not known at this time as ADP will continue to negotiate settlement of the debts assumed by ADP and use the shares allocated to ADP as consideration for the settlements. The Company also plans to enhance revenues and cash flows from its operations by increasing selling and marketing efforts related to new and existing products and services.

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1. Organization and Nature of Operations Continued

                    Going Concern - Continued There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs. In addition, there can be no assurance that the operations will generate positive cash flows and that the Company will be economically successful from increasing selling and marketing efforts to introduce new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any new remote health monitoring products.

                    Principles of Consolidation The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc., its wholly owned subsidiaries, Volu-Sol Reagents and SecureAlert since its acquisition on July 2, 2001 (see Note
                    3). All intercompany balances and transactions have been eliminated upon consolidation.


2.   Summary of Significant Accounting Policies

                    Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    Fair Value of Financial Statements The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

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

                  The Company had sales to entities which represent more than 10% as follows for the years ended September 30:

                                    2002                2001
                                 -------------------- --------------------

                      Company A  $         5,952,000  $           212,000
                      Company B  $         1,756,000  $           125,000
                      Company C  $         1,632,000  $                 -


                    Inventories

                    Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Substantially all items included in inventory are finished goods and consist of the following:

                 Consumer electronics and mobile security  $         1,614,481
                 Reagent stains                                         46,534
                 Reserve                                              (280,652)
                                                           --------------------
                                                            $        1,380,363
                                                           --------------------

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

               Concentration of Purchases

                    For the years ended September 30, 2002 and 2001, the Company purchased approximately $4,794,000 and $232,692, respectively, of inventory from Royal Philips Electronics ("Philips") under a purchase agreement (see Note 15). Further, the Company currently has a single supplier for cellular switching access for the Company's MobilePal network (see Note 15). Management believes the Company's products, components and services could be obtained from different suppliers. However, should the Company's current suppliers cease to provide the Company with products or services, the Company's ability to find products, components or services at similar prices may be materially impaired.

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


                    Property and equipment consisted of the following as of September 30, 2002:

                     Equipment                $           602,106
                     Leasehold improvements               226,496
                     Furniture and fixtures                60,128
                                              --------------------
                                                          888,730
                     Accumulated depreciation           (551,610)
                                              --------------------
                                              $           337,120
                                              --------------------

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

                    Impairment of Long-Lived Assets

                    Goodwill is not  amortized  but is subject to an  impairment test, which is performed at least annually. Goodwill is related to the acquisition of SecureAlert in July 2001 and was initially determined to be valued at $7,776,209 based upon SFAS 141 and 142. During the year ended September 30, 2002 the Company tested goodwill for impairment by comparing the carrying value of its component unit to which goodwill was assigned, namely the assets of its wholly owned subsidiary SecureAlert, Inc. (referred to as the component unit for purposes of this note), to the estimated fair value of the component unit. The fair value of the component unit was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices of the component unit. The carrying amount of the component unit including goodwill was determined to exceed the estimated fair value by approximately $4,207,000. Accordingly, during the year ended September 30, 2002, the Company recognized an impairment of approximately $4,207,000 of its goodwill.

                    The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.

                    Revenue Recognition

                    The Company derives its revenue primarily from the sale of consumer electronics and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. The Company provides its customers a 30-day right of return policy for telephone products and no return rights for its other products. From the date of the acquisition of SecureAlert (see Note 3) through September 30, 2002, and for the year ended September 30, 2002, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue.

                    Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

                    Research and Development Costs

                    All expenditures for research and development are charged to expense as incurred.

                    Stock-Based Compensation

                    The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in Note 12.

2.Summary of        Stock-Based  Compensation  - Continued The Company  accounts
  Significant       for  its  stock-based  compensation  issued  to  other  than
  Accounting        employees  using the fair value  method in  accordance  with
  Policies          SFAS No.  123 and  related  interpretations.  Under SFAS No.
  Continued         123,  stock-based  compensation  is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

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

                    Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of September 30, 2002 and 2001, there were approximately 18,706,000 and 14,253,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

2.Summary of       xRecently Issued Accounting  Pronouncements In June 2001, the
  Significant       Financial Accounting Standards Board (FASB) issued Statement
  Accounting        of   Financial   Accounting   Standards   (SFAS)  No.   143,
  Policies          "Accounting   for  Asset   Retirement   Obligations".   This
  Continued         Statement addresses  financial  accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.
                    This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This
                    Statement addresses financial accounting and reporting for the disposal of long-lived assets. The adoption of SFAS 143 did not have a material impact on the Company's financial position or operations.

                    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishment of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or operations.

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

                    In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25.
                    SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Ethics" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies". FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

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


3.    Acquisition of SecureAlert

                    On July 2, 2001, the Company consummated a merger agreement to acquire SecureAlert, a Tennessee corporation engaged in the business of manufacturing and selling home and personal security devices and other electronic devices. The consideration for the acquisition consisted of 1,433,333 shares of common stock with a fair value of $4,299,999 and $1,400,000 in cash. Consideration also included advances made to SecureAlert of $301,420, acquisition costs of $114,718 and a conversion feature on an assumed note of $300,200. Of the acquisition consideration, 233,333 shares of common stock and $200,000 in cash were delivered upon consummating the merger agreement and the remaining 1,200,000 shares were to be deposited into an escrow account. The remaining 1,200,000 shares and $1,200,000 in cash were to be delivered in installments on the last day of each of six successive calendar quarters beginning September 30, 2001.

                    The obligations of the Company to make the payments of cash and shares of common stock as required by the agreement were secured by all of the outstanding shares of SecureAlert.

                    On November 30, 2001, the Company and the former SecureAlert shareholders amended the merger agreement to extend the cash payment terms. In addition the Company issued 1,000,000 options to purchase the Company's common stock at $3.00 per share which expire in five years. At November 30, 2001 the options were fully vested. Of these options 142,200 were granted to non-employees and 857,800 were granted to employees. The Company recognized expense of $343,545 (based on the Black Scholes pricing model) related to the non-employee grants and has included the value of grants to employees in the pro forma disclosures at Note 12. Additionally, the agreement was amended that in the event of default, should the former SecureAlert shareholders exercise their right to receive the shares of SecureAlert, they will have one year from that date to repay $2,060,000 less any amount then outstanding under an intercompany loan agreement originally in the amount of $600,000. The obligation to repay this amount was personally guaranteed by four former SecureAlert shareholders. As of September 30, 2002 the Company was in compliance with the agreement. Remaining payments due at September 30, 2002 to the former SecureAlert shareholders were $394,175, net of discount of $5,825. In January 2003, the parties entered into an agreement, effective December 31, 2002, pursuant to which the former shareholders of SecureAlert returned the final installment of shares and cash and released the Company from further liability under the merger agreement. See Note 17.

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

           Issuance of 1,433,333 shares of common stock      $         4,299,999

           Estimated present value of the $1,400,000 in
           cash to be paid in quarterly installments through
           December 31, 2002 discounted at a rate of 12%               1,283,438

           Working capital advances to SecureAlert prior
           to the acquisition                                            301,420

           Estimated fair value of the conversion feature
           of the assumed $500,000 in promissory
           notes payable (see Note 6)                                    300,200

           Acquisition related costs                                     114,718
                                                             -------------------

                           Total purchase consideration      $         6,299,775
                                                             -------------------

                    Management believes that the historical carrying value of the tangible assets and liabilities approximate fair value. The purchase consideration has been allocated as follows:

               Accounts receivable                           $           305,701
               Inventories                                               672,109
               Property and equipment                                    307,924
               Other assets                                               27,702
               Bank line of credit                                   (2,179,961)
               Promissory notes payable                                (500,000)
               Accounts payable                                        (222,591)
               Accrued liabilities                                     (360,181)
               Deferred revenue                                         (87,137)
                                                             -------------------

               Liabilities in excess of tangible assets              (2,036,434)
               Core technology                                           560,000
               Goodwill                                                7,776,209
                                                             -------------------
                               Total purchase consideration  $         6,299,775
                                                             -------------------


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

                    The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisition of SecureAlert had occurred at the beginning of fiscal year 2001 after giving effect to certain adjustments, including the amortization of core technology, interest expense and the issuance of common shares. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisition been made at the beginning of the applicable year.

                                                                 2001
                                                          ----------------------

              Revenues                                    $          3,604,515
              Net loss applicable to common shareholders  $        (14,116,491)
              Basic and diluted net loss per common share $              (3.11)



4.    Bank Line of Credit

                    As of September 30, 2002, the Company had $1,100,000 outstanding under a line of credit agreement with SunTrust Bank. Borrowings under the agreement were limited to $1,100,000. The interest rate associated with the line of credit was the 30-day average LIBOR rate plus 2.15 percent (4.75% as of September 30, 2002) and borrowings were due March 15, 2003. Additionally, the agreement required the Company to maintain certain financial and non-financial covenants and required the bank's consent to certain transactions, including transactions between SecureAlert and RemoteMDx, Inc.

                    Subsequent to September 30, 2002, the SunTrust line of credit was refinanced through a note due to Zions First National Bank. The new note bears interest at prime plus .25%, matures on March 11, 2004, and is secured by certificates of deposit. See Note 17.

5.    Related-Party Line of Credit

                    At September 30, 2002, the Company had a line of credit outstanding of $951,290, due to ADP, an entity controlled by David Derrick, Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of Directors. The line of credit bears interest at the prime rate (4.75% at September 30, 2002). Borrowings under the arrangement were due on December 31, 2002. The Company did not repay the amounts outstanding under the line of credit on December 31, 2002, but entered into a subsequent agreement on April 2, 2003 whereby all indebtedness owed to ADP was converted into common stock (see Note 17).

                    Through December 31, 2001, borrowings under the line of credit, including any accrued interest, were convertible at the option of the holder at any time into shares of Series A Preferred Stock at a rate of one share of Series A Preferred Stock for each $200 outstanding. In addition, the Company was required to issue to ADP a warrant to purchase one share of Series A Preferred Stock at a price of $200 per share for every $200 in principal loaned under the line of credit. During the quarter ended December 31, 2001, the Company borrowed $1,445,526 under the ADP line of credit agreement. In connection with these borrowings, during the fiscal year ended September 30, 2002, ADP was granted warrants to purchase 7,228 shares of Series A preferred stock at an exercise price of $200 per share. These warrants were determined to have a value of $1,778,013 based on the Black Scholes Option Pricing Model and a $3.00 per common share price. Of this amount, $1,445,526 was recorded as interest expense and the remaining $332,488 was recorded as compensation expense due to the fact that ADP is principally owned and controlled by David Derrick, Chief Executive Officer and Chairman of the Board, and James Dalton, the Company's President and Vice Chairman of the Board of Directors.

                    On December 31, 2001 the Company  amended its line of credit
                    agreement  with  ADP.  This   amendment   provided  for  the
                    following:

                    o Additional borrowings or loan guarantees of up to $2 million were made available to the Company by ADP between December 31, 2001 and March 31, 2002, with all loan amounts being extended until December 31, 2002.

                    o    Removed the Series A Preferred Stock conversion feature
                         from  amounts   advanced   under  the  line  of  credit
                         subsequent to the amendment.

                    o Removed the requirement to issue a warrant to purchase Series A Preferred Stock for each $200 loaned under the line of credit.

                    o Established a maximum of 6,688 shares of Series A Preferred Stock issuable upon the exercise of the line of credit outstanding as of the date of the amendment.

                    Also, in conjunction with the amendment, which provided for additional borrowings under the line of credit, the Company issued 3,450,000 options to ADP with an exercise price of $.54 per share and an expiration date of March 31, 2007. The value of these options, based on the Black Scholes Option Pricing Model at a $3.00 per common share price, was determined to be $9,666,439. Of this amount, $895,940, which equaled the total additional borrowings under the amended agreement, was recorded as interest expense, and the remaining $8,770,499 was recorded as compensation expense due to the related party nature of the transaction.

                    During the year ended September 30, 2002, $924,936 of borrowings were utilized as consideration for the exercise of existing options to purchase 1,712,844 shares of common stock at an exercise price of $.54 per share. As of September 30, 2002, the outstanding balance on the related-party line of credit was $951,290. During the year ended September 30, 2002, the Company recorded interest expense related to the line of credit of $2,357,920. This expense primarily related to the issuance of Series A Preferred Stock warrants and common stock warrants issued pursuant to the line-of-credit agreement valued under the Black Scholes Option Pricing Model at a $3.00 per common share. Because the value under the Black Scholes Option Pricing Model was greater than the proceeds received from the borrowings, an amount equal to the borrowings of $2,341,465 was deemed to be interest expense with the remainder of the expense being recorded in administrative expense as compensation for providing various guarantees on other debt obligations, assistance to the Company in obtaining other financial arrangements and services for obtaining extended terms on existing debt arrangements due to the related party nature of the transaction. This additional non-cash interest expense of $2,341,465 resulted in an increase of approximately 539% to the effective interest rate, which when combined with the face interest rate of prime (4.75% at September 30, 2003) resulted in an effective interest rate of approximately 544%.

6.    Related-Party Convertible Promissory Notes

                    In connection with the acquisition of SecureAlert  (see Note
                    3), the Company assumed two promissory notes payable to former SecureAlert shareholders, each with a principal balance of $250,000. The promissory notes bear interest at a rate of five percent per year and were due July 2, 2002. During the year ended September 30, 2002, the Company recorded interest expense of $25,000 related to these promissory notes. In connection with the acquisition of SecureAlert (see Note 3), the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The estimated fair value of the conversion option granted to the note holders was $300,200 based on the Black-Scholes Option Pricing Model and was recorded as purchase consideration in the acquisition of SecureAlert (see Note 3). On December 31, 2002 the former SecureAlert shareholders agreed to modify the terms of the notes in which payments of $40,000 per month were required beginning March 11, 2003 until the notes are paid in full (See Note 17). Subsequent to March 11, 2003, the Company had paid $150,000 towards these notes and was in default.



7.    Related Party Notes Payable

Related party short-term notes payable consist of the following at September 30, 2002:

                    Notes  payable to a finance  company,  which is a  principal shareholder of the Company.  The note bears interest at 12%, matures  March  2003  and is  unsecured.  On June  30,  2003 pursuant to an agreement dated April 2, 2003 this note, with additional  borrowings  subsequent  to September 30, 2002 of
                    $362,480, was assumed by David Derrick, James Dalton and ADP and converted into shares of the Company's common stock (See
                    Note 17).                                                      $  100,720

                    Unsecured note payable to the Chief Financial Officer of the
                    Company.  The note bore interest of 12% and was paid in full
                    in November 2002.                                                  25,000

                                                                                   $  125,720
                                                                                   ===========

8.    Short-term              Short-term notes payable consist of the following
      Notes                    at September 30, 2002:
      Payable

                               Note payable to individuals with interest at
                               22.5%, payable (interest only) in monthly
                               installments of $15,000, and maturing on
                               September 30, 2002. The note is secured by
                               1,000,000 shares of the Company's common stock
                               owned by David Derrick, Chief Executive Officer
                               and Chairman of the Board of Directors and James
                               Dalton, President and Vice Chairman of the Board
                               of Directors, and the note is guaranteed by them.
                               As of September 30, 2002 this note was in
                               default. On June 30, 2003 pursuant to an
                               agreement dated April 2, 2003, this note was
                               assumed by David Derrick, James Dalton, and ADP
                               and converted into shares of the Company's common
                               stock (See note 17).                                  $  800,000


                               Note payable to a corporation with interest at
                               18% plus $100,000 for a 30 day extension of the
                               note's original terms. At September 30, 2002 the
                               note was in default and due on demand. The note
                               is secured by a general lien on the Company's
                               assets and is personally guaranteed by David
                               Derrick and James Dalton. On April 2, 2003, David
                               Derrick, James Dalton, and ADP agreed to assume
                               this note, however the note holder has not yet
                               released the Company of this obligation.                 600,000


                               Note payable to an individual at 14.5%, with
                               interest payable in monthly installments. The
                               note matures on June 30, 2003 and is secured by
                               350,000 shares of the Company's common stock and
                               is guaranteed by David Derrick, and James Dalton.
                               On June 30, 2003 pursuant to an agreement dated
                               April 2, 2003, this note was assumed by David
                               Derrick, James Dalton, and ADP and converted into
                               shares of the Company's common stock (See note
                               17).                                                     350,000

                    Note payable to a financing  company at a fixed rate of 10%, monthly  payment  of  $91,774,  maturing  December  2002 and secured by  inventory.  Subsequent  to December 31, 2002 the
                    Company paid this note in full.                                     270,795

                    Note payable to an individual with interest at 18%, maturing on September 30, 2002 and unsecured. Subsequent to September
                    30, 2002 the note was in default. On June 30, 2003 this note
                    (including  accrued  penalties)  was converted  into 151,334
                    shares of the Company's common stock at $1.50 per share.            200,000

                    Note payable to an  individual.  The note bears  interest at
                    18%,  is due in monthly  installments  of $4,050,  including accrued  interest,  unless a demand by the holder is made in which the note  becomes  immediately  due.  On June 30, 2003 this note (including  accrued  penalties) was converted into
                    113,500  shares of the  Company's  common stock at $1.50 per
                    share.                                                              150,000

                    Note payable to an  individual  at an interest  rate of 18%, due in monthly  installments of $1,350,  including interest, unless  a demand  by the  holder  is made in which  the note becomes  immediately  due. The note is secured by all assets of the  Company.  On June  30,  2003  this  note,  including penalties, was converted into 37,834 shares of the Company's
                    common stock at $1.50 per share.                                     50,000

                    Note payable to an individual with interest at 18%, maturing on September 30, 2002 and unsecured. Subsequent to September
                    30, 2002 the note was in default. Subsequent to year end the
                    Company paid $25,000.                                                50,000

                                                                                    $ 2,470,795

9.    Redeemable Common Stock

                    The Company issued common stock with a redeemable feature at $3.00 per share. Of the shares issued 32,000 were issued for cash at $3.00 per share; 125,000 were issued in connection with personal guarantees from former SecureAlert shareholders at $3.00 per share, and 105,000 were issued to consultants at $3.00 per share. The Company redeemed 50,000 shares at $3.00 per share, and 40,000 redeemable shares were exchanged for non-redeemable common stock. At September 30, 2002, 172,000 shares with a value of $516,000 were redeemable as follows: 32,000 shares were redeemable through August 2003 after which the redeemable feature expires; 140,000 shares were redeemable after December 31, 2003 and until January 15, 2004, so long as the Company is not traded in the over-the-counter market or on a recognized exchange and the holder can readily sell the shares at $3.00 or more per share.


10.   Preferred Stock

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

                    Series A 10 % Convertible Non-Voting Preferred Stock In September 1997, the Company designated 20,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred Stock ("Series A Preferred Stock"). In June 2001, the Board of Directors increased the designated number of shares of Series A Preferred Stock from 20,000 shares to 30,000 shares. As of September 30, 2002, there were 26,130 shares of Series A Preferred Stock outstanding.

                    Dividends

                    The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance. During the years ended September 30, 2002 and 2001, the Company recorded $501,000 and $400,526 in dividends on Series A Preferred Stock.

                    Convertibility

                    Prior to March 30, 2001, shares of Series A Preferred Stock were convertible into shares of common stock at a rate equal to the lesser of (i) the average closing bid price of the Company's common stock for the three trading days immediately preceding the applicable conversion date less 20 percent; or (ii) $6.25. On March 30, 2001, the Board of Directors approved an amendment of the rights and preferences of the Series A Preferred Stock to revise the conversion rate to be a fixed rate of 370 shares of common stock for each share of Series A Preferred Stock. This revision in the conversion ratio resulted in the Company recording a beneficial conversion amount of $1,859,283 on the date of the approval of the amendment. During the years ended September 30, 2002 and 2001, the Company recorded a total of $0 and $4,272,848, respectively, related to the beneficial conversion feature of the Series A Preferred Stock.

                    During the year ended  September  30, 2002,  6,872 shares of
                    Series A Preferred Stock were converted into 2,537,846 shares of common stock. During the year ended September 30, 2001, 1,911 shares of Series A Preferred Stock were converted into 707,384 shares of common stock.

                    Voting Rights and Liquidation Preference The holders of Series A Preferred Stock have no voting rights and are entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133 percent.

                    Optional Redemption The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock. As of September 30, 2001, the redemption price is 133 percent of the conversion price of Series A Preferred Stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred Stock called for redemption by the Company. Through September 30, 2002 and 2001, the Company has not exercised its option to redeem shares of Series A Preferred Stock.

                    Issuances of Series A Preferred Stock During the year ended September 30, 2002, the Company issued 8,821 shares of Series A Preferred Stock to ADP, a company controlled by David Derrick, Chief Executive Officer and Chairman of the Board of Directors and James Dalton, the Company's President and Vice Chairman member of the Board of Directors. Of these shares 6,688 were issued in connection with a cashless exercise of Series A warrants received from providing loans through a line-of-credit (see Note 5). This cashless exercise resulted in additional compensation expense of $5,416,812 based on the common stock conversion rate of Series A shares and a $3.00 per common share price. An additional 2,094 Series A shares were also issued to ADP in connection with obtaining financing and consulting arrangements for the Company. These shares resulted in $2,324,340 of compensation expense based on the common stock conversion rate of Series A shares and a $3.00 per common share price. The remaining 39 shares were issued in lieu of Preferred Series A cash dividend. ADP converted 6,872 of its Series A shares into 2,537,846 shares of common stock.

                    During the year ended September 30, 2001, the Company issued 9,954 shares of Series A Preferred Stock. Of these shares, 2,675 were issued in connection with the conversion of $535,000 of borrowings under a line of credit arrangement with ADP (see Note 5), 3,475 were issued to Messrs. Derrick and Dalton, in connection with $695,000 in services performed by them under their consulting arrangements, 2,003 were issued in consideration for accrued dividends on Series A Preferred Stock through September 30, 2001 and 1,801 shares were issued related to the exercise of warrants issued in connection with the line of credit with ADP. As of September 30, 2001, there were 24,181 shares of Series A Preferred Stock outstanding, which represents 8,946,970 common stock equivalents.

                    Warrants to Purchase Series A Preferred Stock On June 1, 2001, the Company amended its line-of-credit agreement with ADP (see Note 5) and increased the amount available to borrow by the Company from ADP to a total of $3 million with the line of credit due and payable on December 31, 2001. As part of that amendment, the Company granted ADP the right to purchase one share of Series A Preferred Stock at an exercise price of $200 for each $200 advanced under the line of credit. Originally the warrants were to expire on December 31, 2002. The Company issued 7,228 Series A warrants during the three months ended December 31, 2001, as part of this arrangement. These warrants were valued based on the Black Scholes Option Pricing Model at $3.00 per common share, which resulted in an expense of $1,778,013, of which $1,445,525 was allocated to interest expense under the line of credit, and $332,488 was allocated to compensation expense. On December 31, 2001, the Company amended its agreement with ADP whereby ADP agreed to loan or guarantee loans of up to an additional $2 million between December 31, 2001 and March 31, 2002, with all loans being extended until December 31, 2002. In connection with this amendment to the line-of-credit agreement, ADP was allowed to exercise 8,158 Series A Preferred Stock warrants on a cashless method into 6,688 Shares of Series A Preferred Stock during the year ended September 30, 2002. This cashless exercise resulted in $5,416,812 of additional compensation expense during the year ended September 30, 2002. All remaining warrants resulting from the line of credit agreement that were outstanding as of that date were terminated.

                    During the year ended September 30, 2001, the Company issued warrants to purchase 8,490 shares of Series A Preferred Stock related to borrowings under the line of credit with ADP wherein ADP provided up to $3 million on the line of credit. Of these warrants, 2,198 shares were exercised through a cashless exercise resulting in the issuance of 1,801 shares of Series A Preferred Stock. The Company recognized approximately $2,233,000 of interest expense related to these issuances for the year ended September 30, 2001.

                    Subscription to Purchase Series A Preferred Stock In September 1997, in conjunction with the establishment of the Series A Preferred Stock, 6,125 shares of Series A Preferred Stock were subscribed from a third party for a total of $1,225,000, of which $325,000 was collected in cash during September 1997. During the year ended September 30, 1999, MK Financial, an entity controlled by Mr. Derrick, assumed the subscription from the third party and the subscription balance was reduced by the $159,500 received from ADP and $402,200 as a reduction of a note payable and accrued interest due to MK Financial. As of September 30, 2002, $338,300 remains outstanding from MK Financial. On April 2, 2003, the Company extinguished this subscription. See Note 17.

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

                    Convertibility During the year ended September 30, 2002, the Company issued 1,135,823 shares of Series B Preferred Stock. Of these issuances 1,000,000 shares was sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). MEW was granted an anti-dilution right on the common stock conversion feature of the 1,000,000 Series B shares it purchased. If the Company shall at any time during a two-year period (beginning April 2002) issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the 1,000,000 Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. These anti-dilution rights are expected by management to be waived, but no assurance can be given that management will be successful in obtaining a waiver from MEW.

                    Other than the MEW shares each share of Series B Preferred Stock is convertible at any time into shares of common stock at an initial rate of $3.00 per share of common stock. Each share of Series B Preferred Stock will automatically convert into shares of common stock at the then effective conversion rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000. If, with certain limited exceptions, the Company issues any shares of common stock or securities convertible into common stock without consideration or for a consideration per share less than the conversion rate in effect immediately prior to the issuance of those shares, the conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock so issued.

                    Voting Rights and Liquidation Preference Holders of shares of Series B Preferred Stock are entitled to one vote per share of Series B Preferred Stock on all matters upon which holders of the common stock of the Company are entitled to vote. Generally the holders of Series B Preferred Stock are entitled to a liquidation preference of $3.00 per share, plus all accrued and unpaid dividends. However, 1,000,000 shares, which were issued during the year ended September 30, 2002, are subject to $3.30 liquidation preference. For purposes of this liquidation preference, the Series A
                    Preferred Stock ranks on a parity with the Series B Preferred Stock.

                    Optional Redemption

                    The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption.

                    Issuance of Series B Preferred Stock During the year ended September 30, 2002, the Company issued 1,135,823 shares of Series B Preferred Stock in exchange for net cash proceeds of $3,366,273. Of these shares purchased 1,000,000 shares were sold with 1,000,000 common stock warrants attached.

                    During the year ended September 30, 2001, the Company issued 700,001 shares of Series B Preferred Stock in exchange for net cash proceeds of $1,862,003 ($2,100,003 in gross proceeds less $238,000 in cash-offering costs). Of the shares sold, 245,000 were issued to three individuals who are officers and directors of the Company, in exchange for $735,000 in cash.

                    In connection with the offering during the year ended September 30, 2001, the Company issued warrants to the placement agent for the purchase of 53,333 shares of Series B Preferred Stock at a price of $3.00 per share, which expire five years from the date of issuance. The warrants were valued at $138,058 using the Black-Scholes Option Pricing Model and recorded as a Series B Preferred Stock offering cost.

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

11.   Common        Authorized Shares
      Stock         The Company is authorized to issue up to
                    50,000,000 shares of common stock.

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

                    After consultation with the NASD, Biomune and the Company agreed to issue additional shares of Company common stock as part of the original dividend announced March 5, 1997, to cover (a) the dividend in the Company that technically inured to the benefit of the holders of Biomune's common stock issued between March 5, 1997 and February 11, 1998 by reason of the NASD's action; and (b) short positions held by accounts which purchased Biomune common stock between March 5, 1997 and February 11, 1998, from accounts not then held in "street name". Street name accounts were electronically credited with the dividend shares during the year ended September 30, 2001.

                    During the years ended September 30, 2002 and 2001, the Company issued no shares and 188,621 shares of common stock, respectively, as additional distribution shares under its agreement with the NASD. The Company may be required to issue additional shares in the future.

11.   Common Stock

                    Common Stock Issuances During the year ended September 30, 2002, the Company issued 4,775,310 shares of common Continued stock. Of these shares, 1,712,844 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $924,934 in borrowings under the line of credit with ADP (see Note 5). Of the remaining 2,969,466 shares issued, 2,537,846 shares were issued for conversion of 6,872 shares of Series A preferred shares; 303,885 for services, valued at $3.00 per share; 145,000 for interest expense valued at $3.00 per share; 35,735 for debt and accrued interest valued at $3.00 per share, and 40,000 shares were issued in exchange for redeemable common stock.

                    During the year ended September 30, 2001, the Company issued 4,900,339 shares of common stock. Of these shares, 1,682,000 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $1,682,000 in borrowings under the line of credit with ADP (see Note 5). Of the remaining 3,218,339 shares issued, 1,433,333 shares were issued in connection with the acquisition of SecureAlert, 669,000 shares were issued for services, 60,000 shares were issued to induce the conversion of convertible debentures, 707,384 shares were issued upon the conversion of 1,911 shares of Series A Preferred Stock (see Note 17), 188,621 shares were issued as divestiture add-on shares (see above) and 160,001 shares were issued as the result of the conversion of convertible debentures in the amount of $450,000 together with accrued interest of $30,003.


12.Common           Stock  Incentive  Plan  The  Company  has  adopted  the 1997
   Stock            Volu-Sol,  Inc. Stock Incentive Plan (the "1997 Plan").  The
   Options and      1997 Plan was  approved by action of Biomune,  the  original
   Warrants         stockholder of the Company,  in August 1997.  Under the 1997
                    Plan,   the   Company  may  issue   stock   options,   stock
                    appreciation  rights,  restricted  stock  awards,  and other incentives  to  employees,  officers  and  directors  of the
                    Company  and  award  nonqualified  stock  options  and other awards  to  employees  and  certain  non-employees  who have
                    important   relationships  with  the  Company.  A  total  of
                    5,000,000 shares were initially available for grant under the 1997 Plan. As of September 30, 2002, 1,440,000 shares have been granted under the 1997 Plan.

12.   Common
      Stock
      Options and
      Warrants
      Continued

                    A summary of stock option and warrant activity for the years ended September 30, 2002 and 2001 is as follows:

                                       Number of
                                      Options and          Price Per
                                        Warrants             Share
                                   -------------------  -------------------

 Outstanding at October 1, 2000             2,160,500   $    3.00 to 15.00
     Granted                                2,397,227         1.00 to 7.00
     Expired or cancelled                   (796,250)        5.80 to 15.00
     Exercised                            (1,682,000)                 1.00
                                   -------------------  -------------------

 Outstanding at September 30, 2001          2,079,477         1.00 to 7.00
     Granted                                6,683,161          .54 to 3.00
     Expired                                 (14,250)                 5.80
     Exercised                            (1,712,844)                  .54
                                   -------------------  -------------------

 Outstanding at September 30, 2002          7,035,544   $      .54 to 7.00
                                   -------------------  -------------------


                    As of September 30, 2002 and 2001, the outstanding options and warrants have a weighted-average exercise price of $2.76 and $4.25 per share, respectively.

                    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                             2002              2001
                                        ----------------  -----------------

 Net loss attributable to common
   shareholders   - as reported         $   (33,976,866)  $   (13,193,471)
 Net loss attributable to common
   shareholders - pro forma             $   (37,167,877)  $   (14,851,790)
 Basic and diluted net loss per common
   share - as reported                  $         (3.50)  $         (3.26)
 Basic and diluted net loss per common
   Share - pro forma                    $         (3.83)  $         (3.66)

12.   Common
      Stock
      Options and
      Warrants
      Continued

                    The fair value of each option or warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      Years Ended
                                                     September 30,
                                         ---------------------------------------
                                                2002               2001
                                         -------------------  ------------------

          Expected dividend yield                          -                  -
          Expected stock price volatility               110%               110%
          Risk-free interest rate                      5.75%                 6%
          Expected life of options                   5 years            5 years

                    The weighted average fair value of options and warrants granted during the years ended September 30, 2002 and 2001, based on a $3.00 common share value were $2.43 and $0.68, respectively.

                    The following table summarizes information about stock options and warrants outstanding at September 30, 2002:

                             Options and Warrants                  Options and Warrants
                                 Outstanding                            Exercisable
                  --------------------------------------------  ------------------------------
                                   Weighted
                                   Average
                                  Remaining       Weighted                       Weighted
    Range of                     Contractual       Average                        Average
    Exercise          Number        Life         Exercise         Number        Exercise
    Prices          Outstanding    (Years)         Price         Exercisable       Price
 ---------------  -------------  -------------  --------------  -------------- ---------------
 $    .54 - 1.00      2,099,050      4.25       $          .62       2,099,050 $          .62
            3.00      3,836,494      4.01                 3.00       3,836,494           3.00
     5.00 - 7.00      1,100,000      2.63                 6.00       1,100,000           6.00
 ---------------  -------------  -------------  --------------  -------------- ---------------

 $    .54 - 7.00      7,035,544      3.87       $         2.76       7,035,544 $         2.76
 ---------------  -------------  -------------  --------------  -------------- ---------------

                    As of September 30, 2002, all outstanding options and warrants are exercisable.

12.   Common
      Stock
      Options and
      Warrants
      Continued

                    During the year ended September 30, 2002, the Company issued 3,450,000 options at an exercise price of $.54 to ADP, a company under common control by David Derrick, Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of Directors. The options were issued in connection with a $2 million line of credit provided to the Company, and extension of current debts owed by the Company to ADP. The issuance of these options resulted in $895,940 of interest expense and $8,770,499 of compensation expense based on the Black Scholes Option Pricing Model with an estimated common share price of $3.00.


                    During the year ended September 30, 2002 the Company issued 920,361 options to purchase the Company's common stock at an exercise price of $3.00 to consultants or outside parties for services. The Company recognized approximately $2,236,072 of expense related to these issuances based on a $3.00 common share price.

                    During the year ended September 30, 2002, the Company issued 1,000,000 common stock warrants at an exercise price of $3.00 in conjunction the sell of 1,000,000 shares of Series B Preferred Stock.

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

12.   Common
      Stock
      Options and
      Warrants
      Continued

                    During the year ended September 30, 2001, warrants to purchase 350,000 shares of common stock at a weighted average exercise price of $4.43 per share for services and warrants to purchase 53,333 shares of common stock at a weighted average exercise price of $3.00 per share (subject to certain exercise rights and pricing adjustments if the Company issues or sells any shares of common stock for a consideration which is less than $3.00 per share and cashless exercise rights), for Series B Preferred Stock offering costs. The 350,000 warrants expire in September 2005 and the 53,333 warrants expire in September 2006. The 350,000 warrants were valued at $185,305 based on the Black-Scholes Option Pricing Model and recorded as general and administrative expense in the accompanying statement of operations for the year ended September 30, 2001. The 53,333 warrants were valued at $138,058 based on the Black-Scholes Option Pricing Model and were recorded as a Series B Preferred Stock offering cost (see Note 17).


13.   Related Party Transactions

                    The Company  has  entered  into  certain  transactions  with
                    related  parties.   These  transactions  consist  mainly  of
                    financing transactions and consulting arrangements.

                    Financing Transactions During the year ended September 30, 2002, the Company had net borrowings of $1,760,224 under a line of credit with ADP (see Note 5). The Company recognized interest expense related to these borrowings of $2,357,920 of which $2,341,465 was from the issuance of options as part of the financing agreement to purchase common stock and warrants to purchase Preferred Series A stock (see Notes 9 and 11). The value of theses warrants and options was based on the Black Scholes Option Pricing Model with an estimated common share value of $3.00.

                    During the year ended September 30, 2002, the Company issued 2,094 shares of Series A Preferred Stock valued at $2,324,340 for services and expenses rendered by Messrs. Derrick and Dalton (see Note 10). ADP exercised 8,158 Series A Preferred Stock warrants to purchase 6,688 shares of Series A Preferred Stock through a cashless exercise (see
                    Note 10), and converted 6,872 shares of Series A Preferred Stock into 2,537,846 shares of common stock (see Note 10).

                    Financing  Transactions  -  Continued  During the year ended
                    September 30, 2001, the Company had net borrowings of $2,233,000 under a line of credit with ADP (see Note 5) and the Company issued 3,475 shares of Series A Preferred Stock valued at $695,000 for consulting services and expenses rendered by Messrs. Derrick and Dalton (see below). ADP exercised options to purchase 2,198 shares of Series A Preferred Stock through a cashless exercise and was issued 1,801 shares of Series A Preferred Stock (see Note 10), the 1,801 shares of Series A Preferred Stock were converted into 666,667 shares of common stock. In addition, the Company issued 200,000 shares of Series B Preferred Stock for cash proceeds of $735,000 to officers and directors of the company (see Note 10). Mr. Derrick was required to issue 666,667 shares of common stock owned by him to an individual in order for the Company to complete the Series B Preferred Stock offering.

                    As of September 30, 2002, $338,300 related to a Series A Preferred Stock subscription receivable remains outstanding from MK Financial Subsequent to September 30, 2002 this amount was extinguished (see Note 17).

                    Consulting Arrangements In March 2000, the Company agreed to pay consulting fees to ADP for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners. Under the terms of this agreement, ADP was paid a consulting fee of $10,000 per month and the Company agreed to reimburse the expenses incurred by ADP in the course of performing services under the consulting arrangement. The ADP agreement also requires ADP to pay the salaries of David Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company and James Dalton as president and Vice-Chairman of the Board of Directors of the Company. The Board of Directors, which at the time did not include either of these individuals, approved both of these arrangements.

                    Consulting Arrangements - Continued During the year ended September 30, 2002 and 2001, under the consulting and line-of-credit arrangements described above, the Company recorded consulting fees and expenses of $18,871,003 and $1,087,000, respectively. For the years ended September 30, 2002 and 2001, $2,324,340 and $695,000, respectively, were paid by issuing 2,094 and 3,475 shares of Series A Preferred Stock to ADP and Mr. Dalton, the Company's President and Vice Chairman or their respective assignees (see Note 10). In addition during the year ended September 30, 2002, $15,312,031 of consulting expense was paid by issuing options or warrants to purchase common stock and preferred Series A stock valued based on the Black Scholes Option
                    Pricing Model assuming a $3.00 per common share market value.

                    Personal Guarantees The Company has entered into approximately $3,375,000 of promissory notes which are personally guaranteed by Derrick and Dalton and are in some cases collateralized by shares of the Company's common stock held by them (see Note 8).

                    Former SecureAlert Shareholders In connection with the acquisition of SecureAlert (see Note 3), the Company assumed two promissory notes payable to two former SecureAlert shareholders each with a principal balance of $250,000 (see
                    Note 6).

                    Related-Party Sales During the year ended September 30, 2002 and 2001, the Company recorded sales of $253,108 and $121,637, respectively, to an entity owned by the relative of a former officer of the Company.

13.   Related
      Party
      Transactions
      Continued

                    License Agreement During the year ended September 30, 2002 entered into a License Agreement with Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). Under the License Agreement, the Company granted MEW a nontransferable, worldwide, exclusive license under certain of the Company's patents to use, manufacture, have manufactured, market, distribute and sell the Company's one-button emergency wireless telephone device, with and without global positioning satellite technology, under the terms of the License Agreement. In connection with the new strategic alliance created by the execution of the License Agreement, MEW also made an equity investment in the Company. MEW purchased 1,000,000 shares of Series B Preferred Stock at a price of $3.00 per share. In conjunction with the sale of the Series B Preferred Stock, and as an indication of the parties' mutual interest in a long-term relationship, the Company also granted MEW a warrant to purchase 1,000,000 shares of common stock at a price of $3.00 per share. During the fiscal year ended September 30, 2002, the Company paid MEW $310,000 for GPS products and related services. Subsequent to yearend, the Company paid MEW an additional $160,332 for GPS products and related services.

14.   Income Taxes

                    For the years ended September 30, 2002 and 2001, the Company incurred net operating losses of approximately $7,945,000 and $5,607,000 for income tax purposes. The amount of and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

                    At September 30, 2002, the Company has net operating loss carryforwards available to offset future taxable income of approximately $17,651,000 which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. Due to the frequency of equity transactions within the Company, it is likely that the use of net operating loss carry forwards will be limited. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.


                    Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at September 30, 2002:

                                                                   2002
                                                           ---------------------

                        Net operating loss carryforwards    $         6,584,000
                        Depreciation and reserves                     1,569,000
                        Core technology                                  87,000
                        Accruals and reserves                           172,000
                        Valuation allowance                         (8,412,000)
                                                           ---------------------
                                                            $                 -
                                                           ---------------------

                    Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2002 and 2001 are as follows:

                                                             2002                2001
                                                    -------------------  ------------------

 Federal income tax benefit at
   statutory rate                                    $      11,381,000   $       2,897,000
 State income tax benefit, net of
   federal income tax effect                                 1,105,000             281,000
 Beneficial conversion features and
   preferred stock warrants
   associated with borrowings under
   a related-party line of credit                             (663,000)           (833,000)
 Conversion inducement for Series A
   convertible debenture                                              -            (93,000)
 Stock valuation for services                               (3,091,000)                  -
 Stock warrants and options for
   services                                                 (4,440,000)                  -
 Other                                                          14,000             (11,000)
 Change in valuation allowance                              (4,306,000)         (2,241,000)
                                                    -------------------  ------------------

 Effective income tax rate                           $              -    $               -
                                                    -------------------  ------------------

15.   Commitment
      and
      Contingencies

                    Legal Matters The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of management, after discussions with legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                    Lease Obligations The Company leases a facility under a noncancellable operating lease that expires in November 2005. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2002 are approximately as follows:

                            Year Ending September 30:        Amount
                                                      ---------------------

                                  2003                 $            65,000
                                  2004                              67,000
                                  2005                              69,000
                                                      ---------------------
                                                       $           201,000
                                                      ---------------------




                    Rent expense related to this non-cancelable operating lease was approximately $62,000 and $60,000 for the years ended September 30, 2002 and 2001, respectively. Additionally, the Company leases a facility on a month-to-month basis with monthly base rent of $5,000.

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

                    Cellular Access Agreement In October 2001, the Company entered into an agreement with a vendor for cellular switching access. Under the agreement, the vendor will provide software interface and a dedicated circuit for the Company's MobilPal network. The cost to the Company in the first year of the agreement were approximately $180,000. In years two and three, the minimum required monthly payments will be $7,500 and $12,500, respectively.

15.   Commitment
      and
      Contingencies
      Continued

                    Purchase and Royalty Agreement On July 1, 2001, the Company entered into an agreement with Philips, a manufacturer of consumer electronics. Under the agreement, the Company has committed to a minimum amount of purchases. This agreement expires on June 30, 2006, provided however, that Philips can terminate the agreement if the Company fails to maintain cumulative purchase volumes of $3,500,000, $5,750,000, $8,250,000 and $11,250,000 in years ending June 2003 through 2006, respectively. For the year ended September 30, 2002, the Company purchased approximately $4,794,000 in consumer electronics from Philips. Additionally, the Company has committed to pay Philips a 4.5 percent royalty on the cost of products that carry the Magnavox brand purchased from either Philips or other manufacturers. For the year ended September 30, 2002 royalties to Phillips were approximately $81,000.




16.   Segment Information

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

                    The following table reflects certain financial information relating to each reportable Information segment for each of the years ended September 30, 2002 and 2001.

                                                           2002               2001
                                                    ------------------- -------------------

 Net sales:
       SecureAlert
          Consumer electronics                       $       9,669,650  $         605,884
          Mobile emergency and personal
            security systems                                   801,320            138,942
                                                    ------------------- -------------------

                                                            10,470,970            744,826
 Reagents                                                      542,177            502,807
                                                    ------------------- -------------------

                                                     $      11,013,147  $       1,247,633
                                                    ------------------- -------------------

 Operating income (loss):
       SecureAlert                                   $      (6,826,139) $        (566,271)
       Reagents                                                 33,728            (82,164)
       Other (unallocated)                                 (23,429,789)        (5,261,716)
                                                    ------------------- -------------------

                                                     $     (30,222,200) $      (5,910,151)
                                                    ------------------- -------------------

                                                           2002               2001
                                                    -------------------- ------------------

 Depreciation and amortization:
       SecureAlert                                   $          287,059  $          61,368
       Reagents                                                  11,437             35,812
       Other (unallocated)                                        6,603              2,744
                                                    -------------------- ------------------

                                                     $          305,099  $          99,924
                                                    -------------------- ------------------

 Capital expenditures:
       SecureAlert                                   $           93,824  $          11,082
       Reagents                                                   1,357              3,100
       Other (unallocated)                                        5,937             29,270
                                                    -------------------- ------------------

                                                     $          101,118  $          43,452
                                                    -------------------- ------------------

 Interest income:
       SecureAlert                                   $             (348) $          (2,781)
       Reagents                                                    (327)            (2,442)
       Other (unallocated)                                       (4,887)            (4,015)
                                                    -------------------- ------------------

                                                     $           (5,562) $          (9,238)
                                                    -------------------- ------------------

 Interest Expense:
       SecureAlert                                   $          178,053 $           16,002
       Reagents                                                       -                  -
       Other (unallocated)                                    3,085,600          2,603,182
                                                    ------------------- -------------------
                                                    ------------------- -------------------

                                                     $        3,263,653 $        2,619,184
                                                    ------------------- -------------------
                                                    ------------------- -------------------


 Identifiable assets:
       SecureAlert (including goodwill and
         intangibles of $3,895,830)                  $        6,387,297
       Reagents                                                 141,382
       Other (unallocated)                                      140,155
                                                    -------------------
                                                    -------------------

                                                     $        6,668,834
                                                    -------------------



17.   Subsequent Events

                    In October 2002 and June 2003, the Company issued notes payable to a financing company, which is a principal shareholder of the Company in the amount $85,808 and $250,000, respectively. These notes bear interest at 12%, mature on March 31, 2003 for those issued in October 2002 and September for the note issued in June 2003 and are unsecured. On June 30, 2003, David Derrick, James Dalton and ADP agreed to assume the notes and convert them into common shares pursuant to the April 2, 2003 agreement with the Company as noted above.


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

                    Because the Company is not deemed to be the principal in the transaction through June 30, Events 2003, revenues related to consumer electronic sales will be recorded net of cost of sales. Continued On June 30, 2003, the Company amended its distribution agreement with SAE whereon the Company assumed additional risks and rewards and fulfillment responsibilities to SAE.

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

                    On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of Directors, and ADP Management Corporation (ADP), a company controlled by Mr. Derrick and Mr. Dalton, whereby Dalton, Derrick and ADP agreed to continue to assist the Company in its financing activities and convert to common stock existing debt owed to ADP of $709,986 and debt which ADP assumed from the Company of $3,163,975, including $700,000 of which the Company has not been released by the original creditor. In addition, on June 24, 2003, the Company converted $725,000 of debt into 483,333 shares of redeemable common stock.

                    The put obligation associated with the redeemable common stock was assumed by ADP. However, the original holder has not released the company from the potential put obligation. In addition, ADP also agreed to assume the subscription receivable due from MK financial in the amount of $338,300. In exchange for these assumptions and conversions the Company issued 8,113,999 shares of the Company's common stock. In association with the issuance of stock in this transaction, the Company recognized an expense for ADP services of approximately $846,000. The number of shares ultimately retained by ADP is not known at this time as ADP will continue to negotiate settlement of the debts and obligations assumed by it and use the shares allocated to it as consideration for such settlements.

                    On April 4, the Company sold 185,000 shares to an investor for $100,000. Concurrently with Events this transaction, the Company granted the investors the option, but not the obligation, to Continued put the shares back to the Company at $.54 per share after September 30, 2003, if certain conditions have not been satisfied.

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