Form 10QSB
period 2002-12-31
REMOTE MDX INC
filed 2003-11-05
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

This report is prepared for the period ended December 31, 2002, but is filed as of November 3, 2003. As of October 15, 2003, the issuer had issued and outstanding 25,256,975 shares of common stock, par value $0.0001.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                                No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of December 31, 2002..........................3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three months ended December 31, 2002 and 2001...............................................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the three months ended December 31, 2002 and 2001...............................................5

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................................17

         Item 3.  Controls and Procedures........................................................................23


PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds......................................................23

         Item 5.  Other Information..............................................................................23

         Item 6.  Exhibits and Reports on Form 8-K...............................................................24

         Signatures..............................................................................................26

                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                December 31,
                                                                                                    2002
                                                                                               ----------------
Assets
Current assets:
   Cash                                                                                        $      21,758
   Restricted Cash                                                                                   300,000
   Accounts receivable, net of allowance for doubtful accounts of  $222,647                           92,318
   Inventories                                                                                       677,033
   Prepaid expenses                                                                                    6,050
                                                                                               ----------------
                Total current assets                                                               1,097,159
Property and equipment, net                                                                           36,661
Other Assets                                                                                           2,222
Core technology, net                                                                                 280,000
Goodwill                                                                                           3,569,164
                                                                                               ----------------
                Total assets                                                                    $  4,985,206
                                                                                               ================
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Notes payable                                                                                $  3,117,805
   Bank line of credit                                                                             1,323,033
   Related-party convertible notes payable                                                           500,000
   Related-party line of credit                                                                      946,503
   Accounts payable                                                                                  537,553
   Accrued liabilities                                                                               364,201
   Dividends payable                                                                                 632,903
   Deferred revenue                                                                                   18,481
                                                                                               ----------------
                Total current liabilities                                                       $  7,440,479
                                                                                               ----------------
Commitments and contingencies
Redeemable common stock (See Note 8)                                                                 561,000
                                                                                               ----------------
Stockholders' deficit:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares designated; 25,522 shares outstanding (aggregate liquidation
       preference of $958,946)                                                                             3
     Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 1,835,824 shares
       outstanding (aggregate liquidation preference of $2,100,003)                                      184
   Common stock; $0.0001 par value; 50,000,000 shares authorized 12,577,657
   shares outstanding                                                                                  1,258

Additional paid-in capital                                                                        54,506,162

Deferred consulting costs                                                                           (127,000)

Series A preferred stock subscription receivable - due from related party                           (338,300)

Accumulated deficit                                                                              (57,058,580)
                                                                                               ----------------
                Total stockholders' deficit                                                       (3,016,273)
                                                                                               ----------------
                Total liabilities and stockholders' deficit                                    $   4,985,206
                                                                                               ================

           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                               Three Months Ended
                                                                                  December 31,
                                                                       ------------------------------------
                                                                             2002              2001
                                                                       -----------------  -----------------
Net sales                                                              $     2,962,711    $  2,288,251
Cost of goods sold                                                           2,969,415        1,863,158
                                                                       -----------------  -----------------
                Gross profit (loss)                                             (6,704)         425,093

Research and development expenses                                              105,119          185,751
Selling, general and administrative expenses                                 1,464,402        9,920,886
Amortization of core technology                                                 46,667           46,667
                                                                       -----------------  -----------------
                Loss from operations                                        (1,622,891)      (9,728,211)
Other income (expense):
   Interest income                                                               1,179            3,454
   Interest expense                                                           (252,911)      (1,583,624)
                                                                       -----------------  -----------------
                Net loss                                                    (1,874,623)     (11,308,381)
Dividends on Series A preferred stock                                         (157,080)        (120,905)
                                                                       -----------------  -----------------
                Net loss attributable to common stockholders           $    (2,031,703)   $ (11,429,286)
                                                                       =================  =================
Net loss per common share - basic and diluted                          $         (0.16)   $      (1.39)
                                                                       =================  =================
Weighted average shares - basic and diluted                                 12,859,000        8,231,000
                                                                       =================  =================





           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                 ------------------------------------
                                                                                       2002              2001
                                                                                 ------------------  ----------------
Cash flows from operating activities:
   Net loss                                                                      $     (1,874,623)   $ (11,308,381)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       77,127           74,213
       Amortization of discount on purchase obligation to former
         SecureAlert shareholders                                                           5,825           27,478
       Amortization of deferred consulting costs                                          273,000           75,000
       Amortization of deferred financing costs                                                 -            6,428
       Interest expense related to preferred stock issuances associated
         with borrowings under related-party line of credit                                     -        1,445,525
       Common stock issued for services                                                    59,999           33,558
       Preferred stock issued to related party for services                                     -        2,324,341
       Redeemable common stock issued for services                                              -          165,000
       Common stock options and warrants issued for services primarily to
         related party                                                                          -        5,853,807
       Loss on disposal of equipment charged to cost of sales                              86,514                -
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                       527,828         (211,677)
           Inventories                                                                    163,624         (728,693)
           Prepaid expenses                                                                 4,228           49,812
           Other assets                                                                       984                -
           Accounts payable                                                              (144,773)         735,800
           Accrued liabilities                                                             67,985         (172,641)
           Deferred revenue                                                               (62,949)         (70,561)
                                                                                 ------------------  ----------------
                Net cash used in operating activities                                    (815,231)      (1,700,991)
                                                                                 ------------------  ----------------
Cash flows used in investing activities-
   purchase of property and equipment                                                           -           (4,124)
                                                                                 ------------------  ----------------
Cash flows from financing activities:
   Payments to escrow account                                                                   -         (210,000)
   Net borrowings under related-party line of credit                                       41,276          409,526
   Net borrowings (payments) on bank line of credit                                       223,033          (40,827)
   Payments on related party note                                                         (25,000)               -
   Proceeds from related party notes                                                       85,807                -
   Proceeds from issuance of redeemable common stock                                            -           96,000
   Proceeds from issuance of notes payable                                                550,000        1,968,974
   Payments on notes payable                                                              (89,517)        (506,140)
                                                                                 ------------------  ----------------
                Net cash provided by financing activities                                 785,599        1,717,533
                                                                                 ------------------  ----------------
Net (decrease) increase in cash                                                           (29,632)          12,418
Cash, beginning of period                                                                  51,390           59,977
                                                                                 ------------------  ----------------
Cash, end of period                                                              $         21,758    $      72,395
                                                                                 ==================  ================


           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                                                     Three Months ended
                                                                                        December 31,
                                                                             ------------------------------------
                                                                                   2002              2001

(Unaudited) (Unaudited)
                                                                             -----------------  -----------------
Cash paid for interest and taxes:
Cash paid for income taxes                                                   $               -  $              -
Cash paid for interest                                                                  57,801            55,722
Supplemental schedule of non-cash investing and financing activities:
  Issuance of shares of common stock in exchange
    for shares of Series A preferred stock                                                  26                 -
  Reduction of related party line-of-credit in exchange for exercise
of                  common stock options                                                46,063                 -
  Conversion of accrued liability into note payable                                          -           250,000
  Accrual of Preferred Series A stock dividends                                        157,080           120,905
  Deferred financing costs paid for by issuance of redeemable
    common shares                                                                       45,000            45,000
  Deferred financing costs paid for by issuance of nonforfeitable
    common stock                                                                             -           300,000
  Series A convertible debentures and related accrued interest converted
     into shares of common stock                                                             -            59,811
  Restricted cash issued for debt                                                      300,000                 -

Series A preferred stock issued for accrued dividends                                   17,374                 -
  Sales of net assets for assumption of liabilities and return of common shares detailed as follows:

      Accounts payable and accrued liabilities assumed                                (488,410)                -
    Bank line-of-credit assumed                                                       (300,000)                -

    Obligation to SecureAlert relieved                                                (400,000)                -

    Accounts receivable sold                                                           370,501                 -
    Inventory sold                                                                     539,706                 -
    Property and equipment, net of $80,331 accumulated
      Depreciation sold                                                                183,484                 -
    Common stock returned (401,952 shares)                                              94,719                 -





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


Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role in the medical diagnostic industry by researching innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001, the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the three months ended December 31, 2002 and 2001 were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents.


On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE") granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. SAE is barred from marketing or distributing products to the Personal Emergency Response System ("PERS") and home medical or personal health monitoring markets and is bound by a five-year post-termination covenant against competing with the Company in any market. The agreement was subsequently amended in June 2003 to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expires December 31, 2003. Prior to entering into this agreement, the Company recorded sales and related cost of sales of its consumer electronics products on a gross basis. As a result of this agreement in January 2003, the company began receiving a commission for all sales by SAE; therefore, beginning January 2003, revenues were recorded on a net basis, rather than on a gross basis, equal to the commission received. As a result of this change, the gross sales and related cost of sales recorded from January to June 2003 declined significantly.


Basis of Presentation


The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

Going Concern


The Company has reoccurring net losses, has negative cash flows from operating activities and has a working capital deficit, a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Management's plans with respect to this uncertainty include converting debt obligations to equity and raising additional capital from the sale of equity securities and plans to enhance revenues and cash flows from its operations by increasing selling and marketing efforts related to new and existing products and services.


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


Stock-Based Compensation


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in the periods ended December 31, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                                       Three Months Ended
                                                          December 31,
                                                ----------------------------------
                                                      2002            2001
                                                ---------------- -----------------

Net loss attributable to common share holders
-    as reported                                 $   (1,874,623) $   (11,308,381)

Deduct total stock based
employee compensation expense
determined under fair
value based
method for all awards,
net of related taxes                            $              - $    (1,045,197)
                                                ---------------- -----------------

Net loss - attributable to common
shareholders     pro forma                       $   (1,874,623) $   (12,353,578)
                                                ---------------- -----------------
Basic and diluted net loss per common
  share - as reported                            $        (0.16) $         (1.39)
                                                ---------------- -----------------
Basic and diluted net loss per common
  share - pro forma                              $        (0.16) $         (1.50)
                                                ---------------- -----------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

                                                     Three Months Ended
                                                        December 31,
                                            --------------------------------
                                                  2002           2001
                                            ---------------- ---------------

Expected dividend yield                                    0              0
Expected stock price volatility                         110%           110%
Risk-free interest rate                                4.75%           6.0%
Expected life of options                             5 years        5 years

The weighted average fair value of options and warrants granted during the period ended December 31, 2002 and 2001, were$0 and $2.43 and, respectively.


Impairment of Long-Lived Assets


Goodwill is not amortized but is subject to an impairment test, which is performed at least annually. Goodwill is related to the acquisition of SecureAlert in July 2001. The Company tests goodwill for impairment at least annually or when changes in circumstances may indicate impairment. Impairment is measured by comparing the carrying value of the component unit to which goodwill is assigned, namely the assets of its wholly owned subsidiary SecureAlert, Inc. to the estimated fair value of the component unit using an income approach method of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices of the component unit. If the carrying amount of the component unit including goodwill is determined to exceed the estimated fair value of the component unit then an impairment is recorded as the difference between the carrying value and the fair market value.


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


Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of December 31, 2002 and 2001, there were approximately 18,194,000 and 14,454,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.


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

(2) INVENTORIES


Substantially all items included in inventory are finished goods and consist of the following as of December 31, 2002:


      Mobile emergency and personal security systems     $   665,214
      Reagent stains                                          11,819
                                                         --------------
                                                         $   677,033
                                                         ==============
(3)      NOTES PAYABLE


Notes payable outstanding at December 31, 2002 were $3,117,805 due to individuals. Significant activity related to notes payable during the three months ended December 31, 2002 were as follows:


The Company issued notes payable of $550,000, to a financing company bearing interest in the amount of 12%, and secured by the assets of the Company. Additional significant borrowings under short-term obligations were $335,807 from a financing company that is also a significant shareholder, bearing interest at 12% per annum and unsecured; $300,000 from a relative of the CFO of the Company, bearing interest at 12% and secured by 500,000 shares of common stock. All of these financings have either been assumed by ADP Management or converted into common stock subsequent to December 31, 2002 under the agreement described below.


On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick ("Derrick"), the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton ("Dalton"), the Company's President and Vice Chairman of the Board of Directors, and ADP Management Corporation ("ADP Management"), a company controlled by Derrick and Dalton, whereby Dalton, Derrick and ADP Management agreed to continue to assist the Company in its financing activities and assume short-term notes and related accrued interest of $2,613,975, including $700,000 of which the Company has not yet been released by the holder of the note. In addition, the Company has guaranteed $800,000 of the short-term notes assumed by ADP Management, Dalton and Derrick.


In addition in June 2003, the Company converted $400,000 of its short-term notes along with accrued interest of $42,750 into 302,668 shares of the Company's common stock.

(4)      BANK LINE OF CREDIT


During the nine months ended June 30, 2003 the Company entered into an agreement with the former shareholders of SecureAlert in which they assumed $300,000 of the line of credit. In addition, ADP Management assumed $503,387 of the Sun Trust line of credit balance. On March 11, 2003, the remaining balance of the SunTrust line of credit was refinanced through a note due to Zions First National Bank. The new note bears interest at prime plus .25%, matures on March 11, 2004, and is secured by certificates of deposit. The balance due on the line of credit as of December 31, 2002 is $1,323,030.

(5)      RELATED-PARTY LINE OF CREDIT


As of December 31, 2002, $ 946,503 in borrowings was outstanding under a line of credit agreement with ADP Management. Through December 31, 2002, borrowings bore interest at the prime rate (4.75 percent at December 31, 2002) and were due on December 31, 2002.


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

In March 2002, the Company and ADP Management entered into an amendment to the line of credit agreement, effective December 31, 2001. The independent members of the Company's Board of Directors negotiated the amendment on behalf of the Company. The amendment terminated the obligation to grant warrants to purchase shares of Series A Preferred Stock, capped at 6,668 the number of shares of Series A Preferred Stock issuable upon conversion or under warrants granted at December 31, 2001 and canceled all unexercised warrants to purchase shares of Series A Preferred Stock. The Company borrowed $1,445,526 under the ADP Management line of credit agreement through December 31, 2001. In connection with these borrowings ADP Management was granted warrants to purchase 7,228 shares of Series A preferred stock at an exercise price of $200 per share. These warrants were determined to have a value of $1,778,013 based on the Black Scholes Option Pricing Model and a $3.00 per common share price. Of this amount, $1,445,526 was recorded as interest expense and the remaining $332,488 was recorded as compensation expense due to the fact that ADP Management is principally owned and controlled by David Derrick, Chief Executive Officer and Chairman of the Board, and James Dalton, the Company's President and Vice Chairman of the Board of Directors. As of December 31, 2001 ADP Management exercised its warrants under the cashless exercise provision and received 6,688 share cashless exercise resulted in additional compensation expense of $5,416,812 based on the common stock conversion rate of Series A shares and a $3.00 per common share price. The 6,688 shares of Series A Preferred Stock include shares issued to ADP Management during the six months ended December 31, 2001, resulting from ADP Management's exercise of warrants. In addition to the shares, 2,094 shares were issued to ADP Management for various consulting and financial services. These shares have been recorded as outstanding in the accompanying condensed consolidated financial statements as of December 31, 2001.


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


During the three months ended December 31, 2002, the Company recorded interest expense of $9,890 associated with the line of credit with ADP Management.


On April 2, 2003, in connection with a raising of equity funds for the Company, the Company entered into an agreement with Derrick, Dalton, and ADP Management wherein ADP Management agreed to continue to assist the Company in its financing activities and convert all existing debt owed to ADP Management to common stock. This debt consisted of the following:

     o    $709,986 of amounts owed to the ADP Management line of credit

     o $550,000 in restricted cash received in exchange for an increase in the related party line of credit

     o assumption of $2,613,975 of short-term notes payable including accrued liabilities and interest, $700,000 of which the Company has not been released by the original creditor, and $800,000 of which the Company has remained a guarantor

     o contingent liability for $483,333 of redeemable common stock at $2.00 per share, assumed by ADP Management; however, the Company has not been released by the shareholder for this obligation.


In exchange for these assumptions and conversions, the Company assigned a subscription receivable of $338,300 due from MK financial to ADP Management and issued 8,113,999 shares of the Company's common stock. In association with the issuance of stock in this transaction the Company recorded a subscription receivable for the unreleased debt of $700,000 and recognized an expense for ADP Management services of approximately $846,000 based on the excess of the value of the stock issued over the debt and interest relieved. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of debts and obligations assumed by it and use the shares allocated to it as consideration for such settlements.


(6)      RELATED-PARTY CONVERTIBLE PROMISSORY NOTES


In connection with the acquisition of SecureAlert in July 2001 the Company assumed two promissory notes payable to former SecureAlert shareholders each with a principal balance of $250,000, and the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The promissory notes were amended during the three months ended December 31, 2002 to provide for payments of principal and accrued interest at a rate of $20,000 per month until paid in full, commencing March 25, 2003; the remaining balance on the notes continues to be convertible at the option of the holder at a rate of $3.00 per share. The notes continue to bear interest at a rate of five percent per year. During the three months ended December 31, 2002, the Company recorded interest expense of $6,250 on these promissory notes.


(7)      PREFERRED STOCK


Series A 10 % Convertible Non-Voting Preferred Stock


Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the three months ended December 31, 2002, 695 shares of Series A Preferred Stock were converted into 257,586 shares of common stock. As of December 31, 2002, there were 25,522 shares of Series A Preferred Stock outstanding, which represents 9,443,140 common stock equivalents at a conversion rate of 370 for 1. Subsequent to December 31, 2002, 1,068 shares of Series A Preferred Stock were converted into 395,160 shares of common stock.


The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2002 and 2001, the Company recorded $157,080 and $120,905, respectively, in dividends on Series A Preferred Stock.


The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through December 31, 2002, the Company has not exercised its option to redeem shares of Series A Preferred Stock.


Warrants to Purchase Series A Preferred Stock


Effective during the three months ended December 31, 2001 under the line of credit agreement with ADP Management the Company was to grant ADP Management the right to purchase one share of Series A Preferred Stock at an exercise price of $200 per share for each $200 advanced under the line of credit. The warrants were to expire on December 31, 2002. The Series A Preferred Stock warrants included a cashless exercise provision. This arrangement was amended by the Company and ADP Management in March 2002, at which time all unexercised warrants at December 31, 2001 were terminated and the number of shares issuable upon the exercise of warrants at December 31, 2001 was capped at 6,688 shares of Series A Preferred Stock. The Company issued 7,228 Series A warrants during the three months ended December 31, 2001, as part of this arrangement. These warrants were valued based on the Black Scholes Option Pricing Model at $3.00 per common share, which resulted in an expense of $1,778,013, of which $1,445,525 was allocated to interest expense under the line of credit, and $332,488 was allocated to compensation expense. In connection with the amendment to the line-of-credit agreement, ADP Management was allowed to exercise 8,158 Series A Preferred Stock warrants on a cashless method into 6,688 Shares of Series A Preferred Stock during the nine months ended June 30, 2002. This cashless exercise resulted in $5,416,812 of additional compensation expense during the period. All remaining warrants resulting from the line of credit agreement that were outstanding as of December 31, 2001 were terminated.

Series B Convertible Preferred Stock


In April 2002, the Company sold 1,135,823 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). MEW was granted an anti-dilution right on the common stock conversion feature of the 1,000,000 Series B shares it purchased. If the Company shall at any time during a two-year period (beginning April 2002) issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the 1,000,000 Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. These anti-dilution rights are expected by management to be waived, but no assurance can be given that management will be successful in obtaining a waiver from MEW.


The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of June 30, 2003, the Company had not exercised its option to redeem shares of Series B Preferred Stock.


 (8)     COMMON STOCK


During the three months ended December 31, 2002, the Company issued 362,887 shares of common stock as follows:

     o    20,000  shares were  issued for  services  rendered  of  approximately
          $60,000

     o 257,586 shares were issued upon the conversion of 695 shares of Series A Preferred Stock (see Note 10),

     o 85,301 shares were issued for reduction of $46,062 of the related party line of credit in connection with the exercise of 85,301 common stock warrants.

     o The Company reacquired 401,952 shares of its common stock from former SecureAlert shareholders (see note 9)


Common Stock Subject to Redemption


Of the shares of common stock outstanding at December 31, 2002, 187,000 shares of common stock are subject to redemption as follows: (1) the holder of 32,000 of these shares has the option to require the repurchase of these shares at a price of $3.00 per share by giving notice of exercise of this option in writing to the Company within a 60-day period commencing at the end of nine months from date of issuance. This option automatically expires if it is not exercised within the 60-day period. This option has been extended until August 5, 2003; and (2) the holder of 155,000 shares has the option, subsequent to June 30, 2003, to require the repurchase of these shares at a price of $3.00 per share, however, if the common stock is then traded in the over-the-counter market or on a recognized exchange and the holder can readily and efficiently sell the shares at $3.00 or more per share, this put option will terminate on December 31, 2003. All other put options granted by the Company were also extended to December 31, 2003.


Common Stock Options and Warrants


Options and warrants to purchase a total of 6,914,843 shares of common stock were outstanding at December 31, 2002 with a weighted average exercise price of $2.80 per share remain outstanding.


(9) REACQUISITION OF COMMON STOCK AND EXTINGUISHMENT OF SECUREALERT PURCHASE OBLIGATION


On December 31, 2002 the Company entered into an agreement with the former shareholders of SecureAlert which terminated all employment and consulting agreements with former employees, shareholders, and officers of SecureAlert. In addition, the purchase obligation due to former SecureAlert shareholders was extinguished in the amount of $400,000. The former SecureAlert shareholders agreed to modify the terms of the notes due in the aggregate of $500,000 (see
Note 6) in which payments of $40,000 per month are required beginning March 11, 2003 until the notes are paid in full. In addition, the former shareholders of SecureAlert agreed to waive their rights to the anti-dilution provision in connection with the Company's original purchase of SecureAlert (see Note 3). The Company has an obligation to pay an entity, in which a former SecureAlert shareholder is a shareholder, $180,000. This amount was secured by inventory of the Company valued at approximately $180,000 and was paid in full subsequent to December 31, 2002.


Corresponding with the termination of the former employees and shareholders of SecureAlert, the Company modified its approach to its consumer electronics business. Under its modified approach, on January 1, 2003 the Company entered into a consumer electronics distribution agreement with SecureAlert Entertainment, LLC, (SAE) an entity controlled by the former shareholders of SecureAlert, Inc., a wholly owned subsidiary of the Company.


Under the distribution agreement the Company granted a distribution right it holds under an agreement with Philips and MemCorp to sell and distribute consumer electronic products. The initial term of the agreement is for one year, ending December 31, 2003, after which SAE may directly approach Philips and MemCorp to obtain direct distribution rights for Magnavox-branded home security products. Under the distribution agreement SAE assumed payables and accrued liabilities in the amount of $488,410; assumed $300,000 of the SunTrust line of credit; acquired receivables due from prior sales of consumer electronic products in the amount of $370,501; acquired consumer electronic inventory in the amount of $539,706 and acquired equipment with a net book value of $183,484. In exchange the Company received 401,952 shares of the Company's common stock held by the former SecureAlert shareholders and extinguished the remaining purchase obligation in connection with the original purchase of SecureAlert in the amount of $400,000. These transactions resulted in a net reacquisition contribution to the Company in the amount of $94,759.

(10)     SEGMENT INFORMATION


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


The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended December 31, 2002 and 2001:

                                                                         Three Months Ended
                                                                            December 31,
                                                               ---------------------------------------

                                                                      2002                2001
                                                               -------------------- ------------------
      Net sales:
        SecureAlert:
           Consumer electronics                                $         2,702,221  $     2,050,775
               Mobile emergency and personal security systems              133,140          103,027
                                                               -------------------- ------------------
                                                                         2,835,361        2,153,802
                                                               -------------------- ------------------

      Reagents                                                             127,350          134,449
                                                               -------------------- ------------------
                                                               $         2,962,711  $     2,288,251
                                                               ==================== ==================
      Net loss:
         SecureAlert                                           $          (916,574) $      (438,220)
         Reagents                                                            1,420          (29,834)
         Other (unallocated)                                              (959,469)     (10,840,327)
                                                               -------------------- ------------------
                                                               $        (1,874,623) $   (11,308,381)
                                                               -------------------- ------------------

      Identifiable assets:
         SecureAlert (including good will of $3,569,164)                 4,471,884
         Reagents                                                          133,752
         Other (unallocated)                                               153,905
                                                               -------------------- ------------------
                                                               $         4,985,206

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


(12)     SUBSEQUENT EVENT


This report is filed in November 2003. Subsequent to December 31, 2002, the following significant events occurred:


In October 2002 and June 2003, the Company issued notes payable to a financing company, which is a principal shareholder of the Company in the amount of $85,808 and $250,000, respectively. These notes are unsecured, bear interest at 12%, mature on March 31, 2003 for those issued in October 2002 and September 30, 2003 for those issued in June 2003. On June 30, 2003, David Derrick, James Dalton and ADP Management agreed to assume the notes and convert them into common shares pursuant to an agreement with the Company. The Company was released from further liability under the notes.


On February 13, 2003, the Company issued notes payable of $175,000 to a financing company bearing interest in the amount of 12%, and secured by the assets of the Company. On June 30, 2003, the Company converted the notes into common shares at $1.50 per share that are redeemable at the option of the holder at $2.00 per share after December 31, 2003 based on certain conditions.


On December 31, 2002, the Company entered into an agreement with the former shareholders of SecureAlert which terminated all employment and consulting agreements with former employees, shareholders, and officers of SecureAlert. In addition, the purchase obligation due to former SecureAlert shareholders was extinguished in the amount of $400,000. The former SecureAlert shareholders agreed to modify the terms of the notes due in the aggregate of $500,000 in which payments of $40,000 per month are required beginning March 11, 2003 until the notes are paid in full. In addition, the former shareholders of SecureAlert agreed to waive their rights to the anti-dilution provision in connection with the Company's original purchase of SecureAlert (see Note 3). The Company has an obligation to pay an entity, in which a former SecureAlert shareholder is a shareholder, $180,000. This amount was secured by inventory of the Company valued at approximately $180,000 and subsequent to the quarter end was paid in full.


Corresponding with termination of the former shareholders of SecureAlert, the Company modified its approach to its consumer electronics business. Under its modified approach, on January 1, 2003 the Company entered into a consumer electronics distribution agreement with SecureAlert Entertainment, LLC, (SAE) an entity controlled by the former shareholders of Secure Alert, Inc., a wholly owned subsidiary of the Company. Under the distribution agreement the Company granted a right of distribution it holds under an agreement with Philips and MemCorp to sell and distribute consumer electronic products. The initial term of the agreement is for one year after which SAE may directly approach Philips and MemCorp to obtain direct distribution rights for Magnavox-branded home security products. Under the distribution agreement SAE acquired from the Company payables and accrued liabilities in the amount of $488,410; assumed $300,000 of the Sun Trust line of credit; acquired receivables due from prior sales of consumer electronic products in the amount of $370,501; acquired consumer electronic inventory in the amount of $539,706 and acquired equipment with a net book value of $183,484. In exchange the Company received 400,000 shares of the Company's common stock held by the former SecureAlert shareholders and the extinguishment of the remaining purchase obligation in connection with the SecureAlert purchase as noted above.


On June 30, 2003, the Company amended its distribution agreement with SAE to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expires December 31, 2003. If the agreement expires without extension or if a new distributor is not engaged, the Company expects revenues from the sale of consumer electronics products to decline after December 31, 2003.


On March 3, 2003, the Company converted 58,333 shares of its common stock to redeemable common stock to an individual. The individual has the option, but not the obligation, to put the shares back to the Company at $3.00 per share beginning on September 30, 2003 through October 15, 2003. This put option was subsequently extended until December 31, 2003.


On March 11, 2003, the SunTrust line of credit was refinanced through a note due to Zions First National Bank. The new note bears interest at prime plus .25%, matures on March 11, 2004, and is secured by certificates of deposit.

On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of Directors, and ADP Management, whereby Dalton, Derrick and ADP Management agreed to continue to assist the Company in its financing activities and convert existing debt owed to ADP Management of $709,986 and debt which ADP Management assumed from the Company of $3,163,975, including $600,000 of which the Company has not been released by the original creditor. In addition the Company assumed $725,000 of debt (which was converted into 483,333 shares of redeemable common stock on June 24, 2003 by the original holder). ADP Management assumed the put obligation associated with the redeemable common stock. However, the original holder has not released the Company from the potential put obligation. In addition, ADP Management also agreed to assume the subscription receivable due from MK financial in the amount of $338,300. In exchange for these assumptions and conversions the Company issued 8,113,999 shares of the Company's common stock. In association with the issuance of stock in this transaction the Company recognized an expense for ADP Management services of approximately $846,000. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of the debts and obligations assumed by it and use shares allocated to it as consideration for such settlements.


On April 4, the Company sold 185,000 shares to an investor for $100,000. Concurrently with this transaction, the Company granted the investors the option, but not the obligation, to put the shares back to the Company at $.54 per share after September 30, 2003, if certain conditions have not been satisfied. This option was subsequently extended to December 31, 2003.


On May 7, 2003, the Company sold 100,000 shares to several investors for $150,000. Concurrently with this transaction, as subsequently amended, the Company granted the investors the option, but not the obligation, to put the shares back to the Company at $1.50 per share after December 31, 2003, if certain conditions have not been satisfied.


On June 25, 2003, the Company entered into a consulting agreement with an individual who has provided debt financing to the Company. The consulting agreement shall continue through April 30, 2004 and requires 100,000 shares issued as compensation and a monthly fee of $3,900 per month.


On June 30, 2003, the Company converted $442,750 of short-term notes payable including accrued interest and penalties into 302,668 shares of the Company's common stock.


In September 2003, the Company borrowed $475,000 from third party lenders that can be converted into common stock of the Company at $1.50 per share at the option of the lenders.


Item 2.  Management's Discussion and Analysis or Plan of Operation


Special Note Regarding Forward-looking Information


Certain statements in this Item 2 - "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.


Critical Accounting Policies


In Note 1 to the audited financial statements for the fiscal year ended September 30, 2002 included in its Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.


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


Inventory Reserves


The nature of the Company's business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. The Company record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of its reserves, the Company analyzes the following, among other things:

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


The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life of in measuring whether the assets are recoverable.


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


Allowance for Doubtful Accounts


The Company must make estimates of the collectability of accounts receivable. In doing so, the Company analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.


Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001


Net Sales


The Company's focus is on building the mobile emergency and personal security systems market and not on the consumer electronics and reagents markets. As a result of this new focus management believes that operations and sales of consumer electronics and reagents will decrease in future operating periods.


For the three months ended December 31, 2002, the Company had net sales of $2,962,711 compared to $2,288,251 for the three months ended December 31, 2001, an increase of $674,460. The increase in net sales resulted primarily from an increase in consumer electronic sales within the manufactured-housing market. SecureAlert had net sales of $2,835,361 during the three months ended December 31, 2002. These sales consisted of $2,702,220 of consumer electronics and $133,141 of mobile emergency and personal security systems. SecureAlert's significant customers and their approximate percentage of SecureAlert sales include Fleetwood (54%), Champion (13%), and Oakwood (11%).


Reagents had revenues for the three months ended December 31, 2002 of $127,350, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 25% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.


Cost of Goods Sold


For the three months ended December 31, 2002, cost of goods sold were $2,969,415 compared to $1,863,158 during the three months ended December 31, 2001, an increase of $1,106,257. The increase in cost of sales resulted primarily from an increase in consumer electronic sales within the manufactured-housing market. SecureAlert's cost of goods sold totaled $2,887,511 or 102% of SecureAlert's net sales during the three months ended December 31, 2002. Because the Company was not able to extend its purchasing credit terms with its manufacturing suppliers, the Company purchased product from other distributors which resulted in a higher per unit cost. In addition the Company wrote off $86,500 to cost of sales from previously capitalized tooling costs for production of its mobile emergency devices. These conditions resulted in a negative gross margin for the period ended December 31, 2002. Reagents' cost of goods sold was $81,904 or 64% of Reagent's net sales during the three months ended December 31, 2002, compared to

$97,309 or 72% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to increased materials costs, wages and overhead costs.


Research and Development Expenses


For the three months ended December 31, 2002, research and development expenses were $105,119, compared to $185,751 in the previous year period. During the three months ended December 31, 2002, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $46,667 for the three months ended December 31, 2002.


Selling, General and Administrative Expenses


During the three months ended December 31, 2002, selling, general and administrative expenses were $1,464,402 compared to $9,920,886 during the three months ended December 31, 2001. This decrease relates primarily to a reduction in legal, accounting, travel, and consulting fees. This decrease relates primarily to the granting of common stock options for consulting services to a shareholder in 2001. These options were granted to the shareholder and other consulting fees were paid for financing and raising of capital for the Company.


Interest Income and Expense


During the three months ended December 31, 2002, interest expense totaled $252,911, compared to $1,583,624 paid in the first three months ending December 31, 2001. This amount consists primarily of non-cash interest expense of $195,110 related to common stock issuances on various note obligations, together with approximately $5,825 in amortization of a discount on the purchase obligation to former shareholders of SecureAlert.


Liquidity and Capital Resources


The Company is unable to finance its operations solely from cash flows from operating activities. During the three months ended December 31, 2002, the Company financed its operations primarily through borrowings from a related party and the sale of equity securities.


As of December 31, 2002, the Company had cash of $21,758 and a working capital deficit of $6,343,320, compared to cash of $51,390 and a working capital deficit of $4,979,385 at September 30, 2002. This change is primarily the result of cash used in operations of $815,231.


During the three months ended December 31, 2002, the Company's operating activities used cash of $815,231 compared to cash of $1,700,991 used during the three months ended December 31, 2001. The decrease was primarily a result of the net loss of $1,874,623, that includes non-cash items totaling $502,465 for depreciation and amortization, stock issued for services, coupled with increases and decreases in working capital components.


The Company's did not have any investing activities for the three months ended December 31, 2002.

The Company's financing activities during the three months ended December 31, 2002 provided cash of $785,599 compared to $1,717,533 during the three months ended December 31, 2001. During the three months ended December 31, 2002, the Company received cash of $550,000 from the issuance of notes payable, $223,033 from net borrowings on the Company's line of credit with SunTrust, $85,807 from related party notes, and $41,276 borrowings from a related-party line of credit. Cash was decreased by $89,517 in payments to notes payable, and $25,000 in payments to a related party note.


The Company incurred a net loss of $1,874,623 and had negative cash flows from operating activities of $815,231 during the three months ended December 31, 2002. As of December 31, 2002, the Company had a working capital deficit of $6,343,320, a net tangible stockholders' deficit of $6,865,437 and an accumulated deficit of $57,058,580. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2002, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include the conversion of a significant portion of its outstanding debt and other obligations, as well as raising capital from the sale of common stock and other debt and equity securities.


There is no assurance that the Company will be successful in its plans to raise capital, convert debt to equity or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.


Recent Developments


In addition to the debt restructuring and other transactions described in the notes to financial statements included in this report, subsequent to December 31, 2002, the following significant developments occurred.


Natale Agreement


On February 28, 2003, the Company entered into an agreement with Tom Natale, who had been serving as the President of the Company. Under the terms of the agreement, which was subsequently amended and extended through October 2003, Mr. Natale and the Company mutually agreed to terminate Mr. Natale's employment contract. Mr. Natale will be paid a monthly consulting fee of $5,000 and receive health benefits from the Company through November 2003. A bonus payment of $30,000 is payable in October 2003. Mr. Natale also entered into a nondisclosure and confidentiality agreement relating to the Company's technology, including trade secrets and other intellectual property. In a separate agreement entered into June 30, 2003, Mr. Natale assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Mr. Natale from further liability under the line of credit and agreed to pay back interest of $8,000 and to issue to Mr. Natale 7,500 shares of common stock and warrants to purchase 7,500 shares of common stock at a price of $3.00 per share. Mr. Natale also received a $100,000 promissory note payable to him jointly and severally by David Derrick, James Dalton, and ADP Management. ADP Management assumed this obligation to Mr. Natale and the Company has been released from any further liability.


Liady Agreement


In an agreement entered into June 30, 2003, Ms. Liady assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Ms. Liady from further liability under the line of credit and agreed to pay back interest of $2,500 and to issue to Ms. Liady 5,000 shares of common stock and warrants to purchase 5,000 shares of common stock at a price of $3.00 per share. Ms. Liady also received a $100,000 promissory note payable to her jointly and severally by David Derrick, James Dalton, and ADP Management. ADP Management assumed this obligation and the Company has no further obligation to Ms. Liady.


Consumer Electronics Distribution


On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In consideration of the grant of exclusive rights in the agreement, SecureAlert Entertainment agreed to make all payments to Mr. Bishop under his several agreements with the Company and to purchase inventory from the Company. In addition, former SecureAlert II shareholders waived their right to and returned to the Company for cancellation 400,000 shares of common stock issued in the merger of SecureAlert II. SecureAlert Entertainment is barred from marketing or distributing products to the PERS and home medical or personal health monitoring markets and is bound by a five-year post-termination covenant against competing with the Company in any market. The agreement was subsequently amended in June 2003 to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expires December 31, 2003. If the agreement expires without extension or if a new distributor is not engaged, the Company expects revenues from the sale of consumer electronics products to decline after December 31, 2003.

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

The total debt relief provided to the Company as a result of these transactions was approximately $4,342,000. ADP Management also committed to assume an additional $700,000 of debt upon release of the Company by the note holder. The total number of shares issued in connection with this transaction was 8,416,667, of which 8,113,999 were issued to ADP Management in connection with its assumption of debt, guarantees, and agreement to indemnify the Company described above. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of the debts and obligations assumed by it and use shares allocated to it as consideration for such settlements.


Item 3.   Controls and Procedures


Evaluation of Disclosure Controls and Procedures. Based upon their review, the Company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) are effective in providing the material information required to be disclosed in the reports it file or submit under the Exchange Act. Their review was completed as of a date within 90 days before the filing date of this quarterly report


Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.


                           PART II. OTHER INFORMATION


 Item 2. Changes in Securities and Use of Proceeds


During the three months ended December 31, 2002, the Company issued 362,887 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

     o    20,000 shares were issued for services rendered or to be rendered

     o 284,186 shares were issued upon the conversion of 695 shares of Series A Preferred Stock

     o    68,701 shares were issued to reduce a related-party note


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


Item 5.  Other Information


During the quarter ended December 31, 2002, the Company entered into agreements with former officers and employees to restructure the Company's product distribution and development efforts consistent with its new business direction described in this report in Part I, Item 2. These agreements can be summarized as follows:


Boling, Welch, Steinmeyer et al.


The Company entered into an agreement with Brian Boling, Tim Welch, Jim Steinmeyer and Ron Bishop and their respective affiliates to provide for the termination of employment and consulting agreements, the assignment of property and other rights. Under this agreement, effective December 31, 2002, the following material terms were agreed:

     o Consulting agreements with Mr. Boling and Mr. Welch were terminated and all parties released.

     o SecureAlert Entertainment LLC, an entity owned and or controlled by Messrs. Boling, Steinmeyer and Welch assumed the obligations of the Company under a certificate of deposit pledged as collateral for the SunTrust line of credit, in exchange for which the Company issued 6,000 shares of redeemable common stock, a warrant for the purchase of 11,000 shares of common stock at $3.00 per share and cash of $6,000 to the owner of the certificate of deposit.

     o    SecureAlert  Entertainment  assumed the obligations of the Company for
          payments  under   consulting   agreements  with  Mr.  Bishop  and  his
          affiliates.

     o Two promissory notes payable by the Company to its former president and to Mr. Boling's father, each in the principal amount of $250,000, were amended to provide for principal and interest payments to commence in March 2003 and to continue monthly thereafter until paid in full. These notes are convertible at the option of the holder into common shares at a price of $3.00 per share.

     o Mr. Boling agreed to accept the pledge of inventory as collateral for a receivable of $180,000 payable by an entity in which he is a minority shareholder and to release the Company from any further obligations under that account.


Bishop


Effective December 31, 2002, the Company and Mr. Bishop agreed to terminate consulting agreements for various technology development and related services. The Company also issued 65,000 restricted shares of common stock and granted an option to Mr. Bishop for the purchase of 20,000 common shares at $3.00 per share. Bishop agreed to complete programming on product interfaces and other products for the Company and granted the Company a perpetual royalty-free license to certain software used in the Company's GPS products and monitoring centers.


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

10.13Agreement between the Company and SAE, filed herewith

10.14Agreement between the Company and SecureAlert Telematics, with amendments, filed herewith

31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002


31.2 Certification   of  Chief   Financial   Officer   under   Section   302  of
     Sarbanes-Oxley Act of 2002


32   Certification under Section 906 of Sarbanes-Oxley Act of 2002


(b)       Reports on Form 8-K

During the quarter ended December 31, 2002, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REMOTEMDX, INC.



Date: October 30, 2003           By: /s/ David G. Derrick
                                    -------------------------------------------
                                    David G. Derrick,
                                    Chief Executive Officer




Date: October 30, 2003           By: /s/ Michael G. Acton
                                    ----------------------------------------
                                    Michael G. Acton,
                                    Principal Accounting Officer