Form 10QSB
period 2003-03-31
REMOTE MDX INC
filed 2003-11-05
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2003

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to ______


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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

This report is for the period ended March 31, 2003, but is filed as of November 3, 2003. As of October 15, 2003, the issuer had issued and outstanding 25,256,975 shares of common stock, par value $0.0001.

Transitional Small Business Disclosure Format (Check One): Yes __       No X
                                                                          ---

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                  No.

PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Unaudited Condensed Consolidated Balance Sheet as of March 31, 2003............3

                     Unaudited Condensed Consolidated Statements of Operations for
                     the three and six months ended March 31, 2003 and 2002.........................4

                     Unaudited Condensed Consolidated Statements of Cash Flows for
                     the six months ended March 31, 2003 and 2002...................................6

                     Notes to Unaudited Condensed Consolidated Financial Statements.................7

           Item 2.   Management's Discussion and Analysis or Plan of Operation.....................16

           Item 3.   Controls and Procedures.......................................................21

PART II.  OTHER INFORMATION

           Item 2.   Changes in Securities and Use of Proceeds.....................................22

           Item 6.   Exhibits and Reports on Form 8-K..............................................22

           Signatures..............................................................................24

                         PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       March 31, 2003
                                                                                                   ------------------------
Assets
Current assets:
   Cash                                                                                            $                69,867
   Accounts receivable, net of allowance for doubtful accounts of $233,000                                          70,936
   Inventories                                                                                                     493,670
   Prepaid expenses                                                                                                 20,590
                                                                                                   ------------------------
                   Total current assets                                                                            655,063
Property and equipment, net                                                                                         33,937
Core technology, net                                                                                               233,333
Goodwill                                                                                                         3,569,164
 Other assets                                                                                                        1,372
                                                                                                   ------------------------
                   Total assets                                                                    $             4,492,869
                                                                                                   ========================
Liabilities and Stockholders' Deficit
Current liabilities:
   Notes payable                                                                                   $             3,081,278
   Bank line of credit                                                                                             551,475
   Related-party convertible notes payable                                                                         500,000
   Related-party notes payable                                                                                     486,629
   Related-party line of credit                                                                                  1,334,630
   Accounts payable                                                                                                573,737
   Accrued liabilities                                                                                             436,003
   Dividends payable                                                                                               780,925
                                                                                                   ------------------------
                   Total current liabilities                                                                     7,744,677
                                                                                                   ------------------------
Commitments and contingencies
Redeemable common stock (see Note 8)                                                                               561,000
Stockholders' deficit:
   Preferred stock:
      Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares designated; 3 25,207 shares outstanding (aggregate liquidation preference of $1,105,681)
      Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 1,835,824
        shares outstanding (aggregate liquidation preference of $2,507,472)                                            184
   Common stock;  $0.0001 par value; 50,000,000 shares authorized, 12,812,541 shares outstanding                     1,281
   Additional paid-in capital                                                                                   54,613,431
   Series A preferred stock subscription receivable - due from related party                                      (338,300)
   Accumulated deficit                                                                                         (58,089,407)
                                                                                                   -------------------------
                   Total stockholders' deficit                                                                  (3,812,808)
                                                                                                   -------------------------
                   Total liabilities and stockholders' deficit                                     $             4,492,869
                                                                                                   =========================

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              Three months ended                    Six months ended
                                                                   March 31,                            March 31,
                                                      --------------------------------- ------------------------------------------
                                                           2003               2002              2003                 2002
                                                      ---------------- ---------------- ------------------- ----------------------
Net sales                                             $       469,095  $     2,601,519  $      3,431,806    $       4,889,770
Cost of goods sold                                            354,715        2,230,730         3,324,130            4,093,888
                                                      ---------------- ---------------- ------------------- ----------------------
                                                      ---------------- ---------------- ------------------- ----------------------
      Gross profit                                            114,380          370,789           107,676              795,882

Research and development expenses                              (7,058)          93,657            98,061              279,408
Selling, general and administrative expenses                  947,387       10,992,954         2,411,788           20,913,840
Amortization of core technology                                46,666           46,666
                                                                                                  93,333               93,333
                                                      ---------------- ---------------- ------------------- ----------------------
                                                      ---------------- ---------------- ------------------- ----------------------

       Loss from operations                                  (872,614)     (10,762,488)       (2,495,506)         (20,490,699)
Other income (expense):
   Interest income                                                                                 1,394                5,369
                                                                  215            1,915
   Interest expense                                          (158,426)      (1,302,246)         (411,337)          (2,885,870)
                                                      ---------------- ---------------- ------------------- ----------------------
                                                      ---------------- ---------------- ------------------- ----------------------
       Net loss                                            (1,030,825)     (12,062,819)       (2,905,449)         (23,371,200)
Dividends on Series A preferred stock                        (148,022)        (123,928)         (305,102)            (244,833)
                                                      ---------------- ---------------- ------------------- ----------------------
       Net loss attributable to common stockholders   $    (1,178,847) $   (12,186,747) $     (3,210,551)   $      23,616,033
                                                      ================ ================ =================== ======================
Net loss per common share - basic and diluted         $          (.09) $         (1.42) $           (.25)   $           (2.81)
                                                      ================ ================ =================== ======================
Weighted average shares - basic and diluted                12,664,000        8,590,000        12,761,000            8,410,000
                                                      ================ ================ =================== ======================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six months ended
                                                                                                     March 31,
                                                                                     ------------------------------------------
                                                                                             2003                 2002
                                                                                     --------------------  --------------------
Cash flows from operating activities:
   Net loss                                                                          $       (2,905,449)   $     (23,371,200)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                           126,518              149,213
        Bad debt expense                                                                        162,000                    -
        Loss on write-off of equipment charged to cost of sales                                  86,514                    -
        Amortization of discount on purchase obligation to former
           SecureAlert shareholders                                                               5,825               49,781
        Amortization of deferred consulting and financing costs                                 400,000              238,785
        Interest expense related to preferred stock issuances associated
           with borrowings under related-party line of credit                                         -            2,341,465
        Common stock issued for services                                                        289,934              414,108
        Preferred stock issued to related parties for services                                        -            2,324,341
        Redeemable common stock issued for services                                                   -              165,000
        Common stock options and warrants issued primarily to related parties
           for services                                                                               -           15,246,654
        Changes in operating assets and liabilities:
             Accounts receivable, net                                                           549,210             (390,519)
             Inventories                                                                        346,987             (618,618)
             Other assets                                                                         1,834                    -
             Prepaid expenses                                                                   (10,312)              31,332
             Accounts payable                                                                  (108,589)             311,527
             Accrued liabilities                                                                139,787             (124,586)
             Deferred revenue                                                                   (81,430)             (59,761)
                                                                                     --------------------  --------------------
                   Net cash used in operating activities                                     (1,159,171)          (3,292,478)
                                                                                     --------------------  --------------------
Cash flows used in investing activities-
   purchase of property and equipment                                                                 -               (8,658)
                                                                                     --------------------  --------------------
                                                                                     --------------------  --------------------

Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                                -             (600,000)
   Net borrowings under related-party line of credit                                            454,782              385,964
   Net borrowings on bank line of credit                                                       (248,525)           1,256,413
   Payments on related party notes                                                              (25,000)                   -
   Proceeds from issuance of redeemable common stock                                                  -               96,000
   Proceeds from issuance of Series B preferred stock, net of cash offering costs                     -              366,173
   Proceeds from issuance of notes payable                                                    1,110,908            2,683,720
   Payments on notes payable                                                                   (114,517)            (896,146)
                                                                                     --------------------  --------------------
                   Net cash provided by financing activities                                  1,177,648            3,292,124
                                                                                     --------------------  --------------------
Net increase (decrease) in cash                                                                  18,477               (9,012)
Cash, beginning of period                                                                        51,390               59,977
                                                                                     --------------------  --------------------
Cash, end of period                                                                  $            69,867   $           50,965
                                                                                     ====================  ====================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                                       Six Months ended
                                                                                                           March 31,
                                                                                      ---------------------------------------------
                                                                                                2003                     2002
                                                                                            (Unaudited)               (Unaudited)
                                                                                      ---------------------   ---------------------
Cash paid for interest and taxes:
   Cash paid for income taxes                                                         $        -              $           -
   Cash paid for interest
                                                                                           57,801                    311,814
Supplemental schedule of non-cash investing and financing activities:
   Issuance of shares of common stock in exchange
     for shares of Series A preferred stock                                                    37                         -
   Reduction of related party line-of-credit in exchange for
     exercise of common stock options                                                      71,442                         -
   Conversion of accrued liability into note payable
                                                                                               -                     250,000
   Accrual of Preferred Series A stock dividends
                                                                                          305,102                    244,833
   Deferred financing costs paid for by issuance of redeemable
     common shares                                                                         45,000                    165,000
   Deferred financing costs paid for by issuance of nonforfeitable
     common stock                                                                              -                     300,000
   Series A convertible debentures and related accrued
      interest converted into shares of common stock                                           -                      59,811
   Restricted cash received for debt
                                                                                          300,000                         -
   Series A preferred stock issued in lieu of cash dividends
                                                                                           17,374                         -
   Sale of net assets for assumption of liabilities and return of common shares, detailed as follows:
     Accounts payable and accrued liabilities assumed
                                                                                         (488,410)                        -
     Bank line-of-credit assumed
                                                                                         (300,000)                        -
     Obligation to SecureAlert relieved
                                                                                         (400,000)                        -
     Accounts receivable sold
                                                                                          370,501                         -
     Inventory sold
                                                                                          539,706                         -
     Property and equipment, net of $80,331 accumulated
       depreciation sold                                                                  183,484                         -
     Common stock returned (401,952 shares)
                                                                                           94,719                         -

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


The Company is a medical technology-based remote personal safety, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs in conjunction with national monitoring centers.


Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years management has begun to pursue a more expanded role in the medical diagnostic industry by providing innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001, the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the six months ended March 31, 2003 and 2002 were generated primarily from the sale of consumer electronics and to a lesser extent personal security products and medical stains and reagents.


On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE") granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. SAE is barred from marketing or distributing products to the Personal Emergency Response System ("PERS") and home medical or personal health monitoring markets and is bound by a five-year post-termination covenant against competing with the Company in any market. The agreement was subsequently amended in June 2003 to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expires December 31, 2003. Prior to entering into this agreement, the Company recorded sales and related cost of sales of its consumer electronics products on a gross basis. As a result of this agreement in January 2003, the Company began receiving a commission for all sales by SAE; therefore, from January 2003 to June 2003, revenues were recorded on a net basis, rather than on a gross basis, equal to the commission received. As a result of this change, the gross sales and related cost of sales recorded from January to June 2003 declined significantly.


Basis of Presentation


The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

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


There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs. In addition, there can be no assurance that the operations will generate positive cash flows and that the Company will be economically successful from increasing selling and marketing efforts to introduce new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any new remote health monitoring products


Impairment of Long-Lived Assets


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


Stock-Based Compensation


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below for the six months ended March 31:

                                                             Three months ended                    Six months ended
                                                                  March 31,                            March 31,
                                                        2003              2002                2003                     2002
                                                ------------------  -----------------  -------------------  ------------------------
Net loss  - as reported                         $      (1,030,825)  $    (12,062,819)  $       (2,905,449)  $          (23,371,200)

Deduct total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related taxes            (68,310)                -               (68,310)              (1,045,197)
                                                ------------------  -----------------  -------------------  ------------------------
Net loss - pro forma                            $      (1,099,135)  $    (12,062,819)  $       (2,973,759)  $          (24,416,397)

                                                ------------------  -----------------  -------------------  ------------------------


                                                ------------------  -----------------  -------------------  ------------------------
Basic and diluted net loss per common  share -
   as reported                                  $           (0.09)  $     (1.42)       $          (0.25)    $            (2.81)
                                                ------------------  -----------------  -------------------  ------------------------
Basic and diluted net loss per common  share -
   pro forma                                    $     (0.09)        $     (1.42)       $          (0.25)    $            (2.83)
                                                ------------------  -----------------  -------------------  ------------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

                                           Six Months Ended
                                              March 31,
                                ---------------------------------------
                                       2003               2002
                                ---------------------------------------

Expected dividend yield                           -                  -
Expected stock price volatility                146%               110%
Risk-free interest rate                       4.75%                 6%
Expected life of options                    5 years            5 years


The weighted average fair value of options and warrants granted during the six months ended March 31, 2003 and 2002, were $2.73 and $2.43, respectively.


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


Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of March 31, 2003 and 2002, there were approximately 18,202,257and 14,664,531 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

(2)        INVENTORIES


Substantially all items included in inventory are finished goods and consist of the following as of March 31, 2003:

       Mobile emergency and personal security systems    $     450,828
       Reagent stains                                           42,842
                                                         -----------------
                                                         $     493,670
                                                         =================


(3)        NOTES PAYABLE


Notes payable outstanding to individuals at March 31, 2003 were $3,081,278.


During the six months ended March 31, 2003 the Company issued notes payable of $ 725,000 to a financing company bearing interest in the amount of 12%, and secured by the assets of the Company. On June 30, 2003 the Company converted the notes into 483,333 common shares at $1.50 per share which are redeemable at the option of the holder at $2.00 per share after December 31, 2003 based on certain conditions. Additional significant borrowings under short-term obligations were $85,807 from a financing company, which is also a significant shareholder, bearing interest at 12% and unsecured; $300,000 from a relative of the Chief Financial Officer of the Company, bearing interest at 12% and secured by 500,000 shares of common stock. Subsequent to March 31, 2003, all of these obligations were assumed by ADP Management and converted to common stock as described in the next paragraph.


On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of Directors, and ADP Management Corporation (ADP Management), a company controlled by Mr. Derrick and Mr. Dalton, whereby Dalton, Derrick and ADP Management agreed to continue to assist the Company in its financing activities and assume short-term notes and related interest of $2,613,975, including $700,000 of which the Company has not yet been released by the holder of the note. In addition, the Company has guaranteed $800,000 of short-term notes assumed by ADP Management, Derrick and Dalton (see note 5).


Subsequent to March 31, 2003, the Company converted $400,000 of notes payable along with accrued interest of $42,750 into 302,668 shares of the Company's common stock.

(4)        BANK LINE OF CREDIT


During the six months ended March 31, 2003, the Company entered into an agreement with the former shareholders of SecureAlert in which the former shareholders of SecureAlert assumed $300,000 of the line of credit. On March 11, 2003, the remaining balance of the SunTrust line of credit was refinanced through a note due to Zions First National Bank. The new note bears interest at prime plus .25%, matures on March 11, 2004, and is secured by certificates of deposit. The balance due on the line of credit as of March 31, 2003 is $551,475

(5)        RELATED-PARTY LINE OF CREDIT


As of March 31, 2003, $1,334,630 in borrowings was outstanding under a line of credit agreement with ADP Management an entity controlled by Mr. Derrick. Through March 31, 2003, borrowings bore interest at the prime rate (4.25 percent at March 31, 2003) and were due on December 31, 2003.

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


In March 2002, the Company and ADP Management entered into an amendment to the line of credit agreement, effective December 31, 2001. The independent members of the Company's Board of Directors negotiated the amendment on behalf of the Company. The amendment terminated the obligation to grant warrants to purchase shares of Series A Preferred Stock, capped at 6,668 the number of shares of Series A Preferred Stock issuable upon conversion or under warrants granted at December 31, 2001 and canceled all unexercised warrants to purchase shares of Series A Preferred Stock. The Company borrowed $1,445,526 under the ADP Management line of credit agreement through December 31, 2001. In connection with these borrowings ADP Management was granted warrants to purchase 7,228 shares of Series A preferred stock at an exercise price of $200 per share. These warrants were determined to have a value of $1,778,013 based on the Black Scholes Option Pricing Model and a $3.00 per common share price. Of this amount, $1,445,526 was recorded as interest expense and the remaining $332,488 was recorded as compensation expense due to the fact that ADP Management is principally owned and controlled by David Derrick, Chief Executive Officer and Chairman of the Board, and James Dalton, the Company's President and Vice Chairman of the Board of Directors. As of December 31, 2001 ADP Management exercised its warrants under the cashless exercise provision and received 6,688 share cashless exercise resulted in additional compensation expense of $5,416,812 based on the common stock conversion rate of Series A shares and a $3.00 per common share price. The 6,688 shares of Series A Preferred Stock include shares issued to ADP Management during the three months ended December 31, 2001, resulting from ADP Management's cashless exercise of warrants. In addition to the shares, 2,094 shares were issued to ADP Management for various consulting and financial services. These shares have been recorded as outstanding in the accompanying condensed consolidated financial statements as of December 31, 2001.


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


During the six months ended March 31, 2003, the Company recorded interest expense of $20,542 associated with the line of credit with ADP Management.


Subsequent to March 31, 2003, in connection with a raising of equity funds for the Company, the Company entered into an agreement with Derrick, Dalton, and ADP Management wherein ADP Management agreed to continue to assist the Company in its financing activities and convert all existing debt owed to ADP Management to common stock. This debt consisted of the following:

     o    $709,986 of amounts owed under the ADP Management line of credit

     o $550,000 in restricted cash received in exchange for an increase in the related party line of credit

     o assumption of $2,613,975 of short-term notes payable including accrued liabilities and interest, $700,000 of which the Company has not yet been released by the original creditor; and $800,000 of which the Company has remained a guarantor

     o    assumption  of  the   contingent   liability  for  483,333  shares  of
          redeemable common stock at $2.00 per share, however, the Company has not been released by the shareholder for this obligation.


In exchange for these assumptions and conversions, the Company assigned a subscription receivable of $338,300 due from MK financial to ADP Management, and issued 8,113,999 shares of the Company's common stock. In association with the issuance of stock in this transaction the Company recorded a subscription receivable for the unreleased debt of $700,000 and recognized an expense for ADP Management services of approximately $846,000 based on the excess of the value of the stock issued over the debt and interest relieved. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of debts and obligations assumed by it and use the shares allocated to it as consideration for such settlements.


 (6)       RELATED-PARTY CONVERTIBLE PROMISSORY NOTES


In connection with the acquisition of SecureAlert in July 2001, the Company assumed two promissory notes payable to former SecureAlert shareholders each with a principal balance of $250,000, and the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The promissory notes were amended during the three months ended December 31, 2002 to provide for payments of principal and accrued interest at a rate of $20,000 per month until paid in full, commencing March 25, 2003; the remaining balance on the notes continue to be convertible at the option of the holder at a rate of $3.00 per share. The notes continue to bear interest at a rate of five percent per year. During the six months ended March 31, 2003, the Company recorded interest expense of $12,500 on these promissory notes.


(7)      PREFERRED STOCK


Series A 10 % Convertible Non-Voting Preferred Stock


Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the three months ended December 31, 2002, 1,010 shares of Series A Preferred Stock were converted into 368,752 shares of common stock. As of December 31, 2002, there were 25,207 shares of Series A Preferred Stock outstanding, which represents 9,326,590 common stock equivalents at a conversion rate of 370 for 1. Subsequent to December 31, 2002, 753 shares of Series A Preferred Stock were converted into 278,610 shares of common stock.


The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the six months ended March 31, 2003 and 2002, the Company recorded $305,102 and $244833, respectively, in dividends on Series A Preferred Stock.


The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through March 31, 2003, the Company has not exercised its option to redeem shares of Series A Preferred Stock.


Warrants to Purchase Series A Preferred Stock


Effective in the first three months of fiscal year 2002 under the line of credit agreement with ADP Management the Company was to grant ADP Management the right to purchase one share of Series A Preferred Stock at an exercise price of $200 per share for each $200 advanced under the line of credit. The warrants were to expire on December 31, 2002. The Series A Preferred Stock warrants included a cashless exercise provision. This arrangement was amended by the Company and ADP Management in March 2002, at which time all unexercised warrants at December 31, 2001 were terminated and the number of shares issuable upon the exercise of warrants at December 31, 2001 was capped at 6,688 shares of Series A Preferred Stock. The Company issued 7,228 Series A warrants during the three months ended December 31, 2001, as part of this arrangement. These warrants were valued based on the Black Scholes Option Pricing Model at $3.00 per common share, which resulted in an expense of $1,778,013, of which $1,445,525 was allocated to interest expense under the line of credit, and $332,488 was allocated to compensation expense. In connection with the amendment to the line-of-credit agreement, ADP Management was allowed to exercise 8,158 Series A Preferred Stock warrants on a cashless method into 6,688 Shares of Series A Preferred Stock during the nine months ended June 30, 2002. This cashless exercise resulted in $5,416,812 of additional compensation expense during the period. All remaining warrants resulting from the line of credit agreement that were outstanding as of December 31, 2001 were terminated.


Series B Convertible Preferred Stock


In March 2002 the Company sold 135,823 shares of Series B Preferred Stock for $366,273.


In April 2002, the Company sold 1,000,000 shares of Series B Preferred Stock for $3,000,000 to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). MEW was granted an anti-dilution right on the common stock conversion feature of the 1,000,000 Series B shares it purchased. If the Company shall at any time during a two-year period (beginning April 2002) issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the 1,000,000 Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. These anti-dilution rights are expected by management to be waived, but no assurance can be given that management will be successful in obtaining a waiver from MEW.


The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption.


(8)        COMMON STOCK


During the six months ended March 31, 2003, the Company issued 597,600 shares of common stock as follows:

     o    96,547 shares were issued for services rendered of $289,935

     o 368,752 shares were issued upon the conversion of 1,010 shares of Series A Preferred Stock (see Note 9)

     o 132,301 shares were issued for reduction of $71,442 of the related party line of credit in connection with the exercise of 132,301common stock warrants

     o The Company reacquired 401,952 shares of its common stock from former SecureAlert Shareholders (see note 9).


Common Stock Subject to Redemption


Of the shares of common stock outstanding at March 31, 2003, 187,000 shares of common stock are subject to redemption as follows: (1) the holder of 32,000 of these shares has the option to require the repurchase of these shares at a price of $3.00 per share by giving notice of exercise of this option in writing to the Company within a 60-day period commencing at the end of nine months from date of issuance. This option automatically expires if it is not exercised within the 60-day period. This option has been extended until August 5, 2003; and (2) the holder of 155,000 shares has the option, subsequent to June 30, 2003, to require the repurchase of these shares at a price of $3.00 per share, however, if the common stock is then traded in the over-the-counter market or on a recognized exchange and the holder can readily and efficiently sell the shares at $3.00 or more per share, this put option will terminate on December 31, 2003. All other put options granted by the Company were also extended to December 31, 2003.


Common Stock Options and Warrants


During the six months ended March 31, 2003, the Company granted options to: (1) employees for the purchase of a total of 25,000; (These options have an exercise price of $3.00 per share, expire five years from the date of grant and are immediately exercisable.) As of March 31, 2003, options and warrants to purchase a total of 198,333 shares of common stock with a weighted average exercise price of $2.75 per share remain outstanding.


(9) REACQUISITION OF COMMON STOCK AND EXTINGUISHMENT OF SECUREALERT PURCHASE OBLIGATION.


On December 31, 2002 the Company entered into an agreement with the former shareholders of SecureAlert which terminated all employment and consulting agreements with former employees, shareholders, and officers of SecureAlert. In addition, the purchase obligation due to former SecureAlert shareholders was extinguished in the amount of $400,000. The former SecureAlert shareholders agreed to modify the terms of the notes due in the aggregate of $500,000 (see
Note 6) in which payments of $40,000 per month are required beginning March 11, 2003 until the notes are paid in full. In addition, the former shareholders of SecureAlert agreed to waive their rights to the anti-dilution provision in connection with the Company's original purchase of SecureAlert. The Company has an obligation to pay an entity, in which a former SecureAlert shareholder is a shareholder, $180,000. This amount was secured by inventory of the Company valued at approximately $180,000 and was paid in full subsequent to the end of the quarter.


Corresponding with the termination of the former employee and shareholders of SecureAlert, the Company modified its approach to its consumer electronics business. Under its modified approach, on January 1, 2003 the Company entered into a consumer electronics distribution agreement with SecureAlert Entertainment, LLC, (SAE) an entity controlled by the former shareholders of SecureAlert, Inc., a wholly owned subsidiary of the Company.


Under the distribution agreement the Company has granted a right of distribution it holds under an agreement with Philips and MemCorp to sell and distribute consumer electronic products. The initial term of the agreement is for one year, ending December 31, 2003, after which SAE may directly approach Philips and MemCorp to obtain direct distribution rights for Magnavox-branded home security products. Under the distribution agreement SAE assumed from the Company payables and accrued liabilities in the amount of $488,410; assumed $300,000 of the Sun Trust line of credit; acquired receivables due from prior sales of consumer electronic products in the amount of $370,501; acquired consumer electronic inventory in the amount of $539,706 and acquired equipment with a net book value of $183,484. In exchange the Company received 401,952 shares of the Company's common stock held by the former SecureAlert shareholders and extinguished the remaining purchase obligation in connection with the original purchase of SecureAlert in the amount of $400,000. These transactions resulted in a net reacquisition contribution to the Company in the amount of $94,759.


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


The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended March 31, 2003 and 2002:

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                              ------------------------------------------
                                                                                      2003                 2002
                                                                              --------------------- --------------------
       Net sales:
          SecureAlert:
            Consumer electronics                                              $             274,307 $        2,260,891
             Mobile emergency and personal security systems                                  51,643            187,387
                                                                              --------------------- --------------------
                                                                                            325,950          2,448,278
          Reagents                                                                          143,145            153,241
                                                                              --------------------- --------------------
                                                                              $                     $
                                                                                            469,095          2,601,519
                                                                              ===================== ====================
       Net income (loss):
          SecureAlert                                                                       107,833           (228,865)
          Reagents                                                                           17,236             52,991
          Other (unallocated)                                                            (1,155,894)        (11,886,945)
                                                                              --------------------- --------------------
                                                                              $          (1,030,825)$       (12,062,819)
                                                                              --------------------- --------------------


The following table reflects certain financial information relating to each reportable segment for each of the six-month periods ended March 31, 2003 and 2002:


                                                                                             Six Months
                                                                                           Ended March 31,
                                                                              ------------------------------------------
                                                                                      2003                 2002
                                                                              --------------------- --------------------
       Net sales:
          SecureAlert:
            Consumer electronics                                              $        2,976,527    $        4,311,666
             Mobile emergency and personal security systems                              184,784               290,414
                                                                              --------------------- --------------------
                                                                                        3,161,311             4,608,080
          Reagents                                                                        270,495               287,690
                                                                              --------------------- --------------------
                                                                              $        3,431,806    $         4,889,770
                                                                              ===================== ====================
       Net income (loss):
          SecureAlert                                                         $          (808,742)  $          (667,085)
          Reagents                                                                         18,656                23,157
          Other (unallocated)                                                          (2,115,363)          (22,727,272)
                                                                              --------------------- --------------------
                                                                              $        (2,905,449)  $       (23,371,200)
       Identifiable assets:
             SecureAlert (including goodwill of $3,569,164)                             4,258,836
             Reagents                                                                     130,347
             Other (unallocated)                                                          103,686
                                                                              ---------------------
                                                                              $         4,492,869
                                                                              =====================

(11)       RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishment of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or operations.

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


In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company is not expected to have a material impact on the Company's financial position or future operations


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Ethics" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company may expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.


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


 (12)    SUBSEQUENT EVENTS


This report is filed in November 2003. Subsequent to March 31, 2003, the following significant events occurred:


On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's President and Vice Chairman of the Board of Directors, and ADP Management, a company controlled by Mr. Derrick and Mr. Dalton, whereby Dalton, Derrick and ADP Management agreed to continue to assist the Company in its financing activities and convert existing debt owed to ADP Management of $709,986 and debt which ADP Management assumed from the Company of $3,163,975, including $600,000 of which the Company has not been released by the original creditor. In addition the Company assumed $725,000 of debt (which was converted into 483,333 shares of redeemable common stock on June 24, 2003 by the original holder).


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


On April 4, the Company sold 185,000 shares to an investor for $100,000. Concurrently with this transaction, the Company granted the investors the option, but not the obligation, to put the shares back to the Company at $.54 per share after September 30, 2003, if certain conditions have not been satisfied. The term of this option was subsequently extended to December 31, 2003.


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


Item 2 - Management's Discussion and Analysis or Plan of Operation


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


Revenue Recognition


The Company derives revenue primarily from the sale of consumer electronics and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. From the date of the acquisition of SecureAlert in July 2001 through September 30, 2002, and for the period ended March 31, 2003, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue.

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


Allowance for Doubtful Accounts


The Company must make estimates of the collectibility of accounts receivable. In doing so, the Company analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.


Three months ended March 31, 2003 Compared to Three months ended March 31, 2002


Net Sales


During the three months ended March 31, 2003, net sales were $469,095 compared to $2,601,519 for the three months ended March 31, 2002, a decrease of $2,132,424. The decrease in net sales resulted primarily from the outsourcing of consumer products and certain telematic products distribution commencing in January 2003. The Company believes that the net income to the Company under this arrangement is approximately the same despite the decrease in gross revenues. SecureAlert had net sales of $325,950 during the three months ended March 31, 2003. These sales consisted of consumer electronics and of mobile emergency and personal security systems. Reagents had revenues for the three months ended March 31, 2003 of $143,145, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.

Cost of Goods Sold


During the three months ended March 31, 2003, cost of goods sold were $354,715 compared to cost of goods sold of $2,230,730 during the three months ended March 31, 2002, a decrease of $1,876,015. The decrease in cost of sales resulted primarily from outsourcing of consumer products and certain telematic products distribution commencing in January 2003. The Company believes that the net income to the Company under this arrangement is approximately the same despite the decrease in gross revenues. SecureAlert's cost of goods sold totaled $270,745 or 83% of SecureAlert's net sales during the three months ended March 31, 2003, compared to $2,137,672 and 87% for the same period in the prior year. Reagents' cost of goods sold totaled $83,970 or 59% of Reagent's net sales for the three months ended March 31, 2003, compared to $73,058 or 61% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to increased materials costs, wages and overhead costs.


Research and Development Expenses


For the three months ended March 31, 2003, the Company had previously expensed research and development expenses, but the Company has renegotiated these expenses with vendors from approximately $86,000 to $78,433, realizing a cost reduction of approximately $7,567; additional expenses incurred totaled $509. Therefore, net research and development expenses for the period were a credit of $7,058. Expenses in 2002 consisted primarily of expenses associated with the development of SecureAlert's personal security devices.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $46,666 for the three months ended March 31, 2003.


Selling, General and Administrative Expenses


During the three months ended March 31, 2003, selling, general and administrative expenses were $947,387 compared to selling, general and administrative expenses in the prior year period of $10,992,945, a decrease of $10,045,558. This decrease relates primarily to the outsourcing of consumer electronics product distribution beginning January 2003. In addition, amounts allocated to selling, general, and administrative expenses in the three months ended March 31, 2003 included non-cash consideration of approximately $373,000 paid in the form of common stock and options granted to related parties, consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company as compared to approximately $8,000,000 for the three months ended March 31, 2002.


Interest Income and Expense


During the three months ended March 31, 2003, interest expense was $158,426. This amount consists primarily of non-cash interest expense of $97,935 related to common stock issuances under various note obligations.


Six months ended March 31, 2003 Compared to Six months ended March 31, 2002


Net Sales


Net sales during the six months ended March 31, 2003 were $3,431,806 compared to net sales of $4,889,770 during the six months ended March 31, 2002, a decrease of $1,457,964. The decrease in net sales resulted primarily from outsourcing of consumer products and certain telematic products distribution commencing in January 2003. The Company believes that the net income to the Company under this arrangement is approximately the same despite the decrease in gross revenues. SecureAlert had net sales of $3,161,311 during the six months ended March 31, 2003. These sales consisted of $2,976,527 of consumer electronics and $184,784 of mobile emergency and personal security systems. Reagents had revenues for the six months ended March 31, 2003 of $270,495, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. During the six months ended March 31, 2003, the Company had sales to three significant customers. The most significant customer accounted for 41% of the Company sales. The other customers accounted for 14% and 9%, respectively.

Cost of Goods Sold


During the six months ended March 31, 2003, cost of goods sold was $3,324,130 compared to $4,093,888 during the six months ended March 31, 2002, a decrease of $769,758. The decrease in cost of sales resulted primarily from outsourcing of consumer products and certain telematic products distribution commencing in January 2003. The Company believes that the net income to the Company under this arrangement is approximately the same despite the decrease in gross revenues. SecureAlert's cost of goods sold was $3,158,256 or 99% of net sales in the six months ended March 31, 2003, compared to $3,903,521 and 85% during the same period one year ago. Reagents' cost of goods sold totaled $165,874 or 61% during the six months ended March 31, 2003, compared to $190,367 or 66% of net sales during the same period in the prior fiscal year. The increase as a percentage of net sales was primarily due to increased materials costs, wages and overhead costs.


Research and Development Expenses


During the six months ended March 31, 2003 and 2002, research and development expense was $98,061 and $279,408, respectively, and consisted primarily of expenses associated with the development of SecureAlert's personal security devices, and related services. The decrease in 2003 was attributed mainly to less cash resources available to allocate to research and development.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $93,333 for the six months ended March 31, 2003.


Selling, General and Administrative Expenses


During the six months ended March 31, 2003, selling, general and administrative expenses totaled $2,411,788 compared to $20,913,840 during the six months ended March 31, 2002. This is a decrease of $18,502,052. This decrease relates primarily to the outsourcing of consumer electronics product distribution beginning January 2003. In addition, amounts allocated to selling, general, and administrative expenses in the six months ended March 31, 2003 included non-cash consideration of approximately $601,000 paid in the form of common stock and options granted to consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company as compared to approximately $18,400,000, which includes related party expenses of $16,844,000 for the six months ended March 31, 2002.


Interest Income and Expense


During the six months ended March 31, 2003, interest expense totaled $411,337. This amount consists primarily of non-cash interest expense of $350,846 related to common stock issuances under various note obligations.


Liquidity and Capital Resources


The Company currently is unable to finance its operations solely from cash flows from operating activities. During the six months ended March 31, 2003, the Company financed its operations primarily through borrowings from a related party and the sale of equity securities.


As of March 31, 2003, the Company had cash of $69,867 and a working capital deficit of $7,089,614 compared to cash of $51,390 and a working capital deficit of $5,150,881 at September 30, 2002. This change is primarily the result of cash used in operations of $1,159,171.


During the six months ended March 31, 2003, operating activities used cash of $1,159,171 compared to cash of $3,292,478 used during the six months ended March 31, 2002. This decrease relates primarily to the outsourcing of consumer electronics product distribution beginning January 2003.


Investing activities for the six months ended March 31, 2003 used no cash for the six months ended March 31, 2003.

Financing activities during the six months ended March 31, 2003 provided cash of $1,177,648 compared to cash of $3,292,124 during the six months ended March 31, 2002. During the six months ended March 31, 2003, the Company received cash of $1,110,908 from the issuance of notes payable and $454,782 from net borrowings from a related party. This cash was decreased by $114,517 for payments on notes payable, $25,000 for payment on related party note, and by net borrowings of $248,525 on a bank line of credit.


The Company incurred a net loss of $2,905,449 and had negative cash flows from operations of $1,159,171 during the six months ended March 31, 2003. As of March 31, 2003, the Company had a working capital deficit of $7,089,614 net tangible stockholders' deficit of $7,615,305 and an accumulated deficit of $58,089,407, compared to a working capital deficit of $5,150,881, a net tangible stockholders' deficit of $1,430,725 and an accumulated deficit of $53,183,951 at September 30, 2002. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2002, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.


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


Effective December 31, 2001, the Company and ADP Management entered into an extension and modification of the loan agreement. The extension and modification was negotiated on behalf of the Company by the audit committee of the board of directors and was approved unanimously by the board of directors, with Messrs. Derrick, Dalton and Kirton abstaining. The amendment (1) extended the date for repayment of all amounts advanced under the loan agreement to December 31, 2002;
(2) provided that ADP Management would loan or facilitate credit to the Company of up to $2,000,000 before June 30, 2002; (3) provided that amounts borrowed after December 31, 2001 do not bear interest; (4) capped at 6,688 the number of shares of Series A Preferred Stock issued with respect to amounts advanced or guaranteed as of December 31, 2001; (5) required that all shares of Series A Preferred Stock issued to ADP Management be converted into shares of common stock; (6) cancelled all unexercised warrants for the purchase of Series A Preferred Stock at December 31, 2001; and (7) provided that if ADP Management extended the remaining $600,000 available under the agreement by March 31, 2002, the Company would grant ADP Management warrants for the purchase of 3,450,000 shares of common stock at an exercise price that is equivalent to the conversion price of the Series A Preferred Stock issuable under the loan agreement prior to amendment. That price is the equivalent of $0.54 per common share. The warrants expire March 31, 2007 and do not have a cashless exercise provision.


During the six months ended March 31, 2003, the Company recorded interest expense of $20,542 associated with this line of credit.


SecureAlert has a line of credit agreement with a bank. As of March 31, 2003, the Company had $551,475 outstanding under this line of credit. As amended, SecureAlert may borrow up to $550,000 under the note, with accrued interest due in monthly installments. The due date of this line of credit is March 31, 2004. Borrowings under the amended line of credit agreement are collateralized by certificates of deposit and personal letters of credit from several parties, including several shareholders and officers. See Note 4 to the Company's unaudited condensed consolidated financial statements included in this report. There is no assurance that the Company will be successful in its plans to raise capital, convert debt to equity, or meet its current financial obligations. There has been no adjustment in the financial statements for these uncertainties.

Recent Developments


During the quarter ended June 30, 2003, the Audit Committee of the board of directors approved a debt-restructuring package proposed by ADP Management, David Derrick and James Dalton. The principal terms of this proposal are as follows:

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

     o Derrick and Dalton would assume the debt held by those creditors unwilling to convert such obligations directly into equity and the shares otherwise issuable in conversion of the debt would be issued to Derrick and Dalton in consideration of their assumption of the debt and the release of the Company of all liability for such debt by the creditor.

     o ADP Management would convert all amounts owing to it after all other creditors have either converted or assigned their notes as described above for the remaining shares, if any.

     o    The  Company  would   compensate   Derrick  and  Dalton  for  personal
          guarantees of corporate debt and obligations in the principal amount of more than $5,000,000.

o Unexpired and unexercised options and warrants for the purchase of common stock held by Derrick, Dalton and ADP Management would be transferred to third parties or exercised to provide funding to us.


As of June 30, 2003, under the provisions of this agreement the Company:

     o Converted $1,167,750 of principal and accrued interest into 786,001 shares of common stock at $1.50 per share.

     o The Company was released from debt obligations to third parties totaling $2,613,975 in principal and accrued interest assumed by ADP Management, Derrick and Dalton and converted these obligations into common stock

     o Settled all obligations and guarantees of ADP Management, Derrick and Dalton, including $709,986 of principal and accrued interest owing to ADP Management and converted these obligations into common stock, and

     o    Received   from  ADP   Management   the   assignment  of  $550,000  of
          certificates of deposit securing a line of credit with a bank.


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


Item 3.   Controls and Procedures


Evaluation of Disclosure Controls and Procedures. Based upon their review, as of March 31, 2003, the Company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) are effective in providing the material information required to be disclosed in the reports the Company file or submit under the Exchange Act.


Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.


                           PART II. OTHER INFORMATION


 Item 2.  Changes in Securities and Use of Proceeds


During the three months ended March 31, 2003, the Company issued 598,100 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

     o    96,547 shares for services rendered or to be rendered of $289,935

     o 385,852 shares upon the conversion of 1,010 shares of Series A Preferred Stock, and

     o 115,701 shares upon the conversion of stock options to reduce a related-party note in the amount of $62,479.


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

10.11Loan  Agreement (as amended and  extended)  dated March 5, 2002 between ADP
     Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.12License  Agreement  between  RemoteMDx,  Inc.  and  SecureAlert,   Inc.  as
     licensor and Matsushita Electric Works, Ltd., as licensee, (April 12, 2002) Agreement with SecureAlert Entertainment, LLC, with amendments (January and June 2003) (previously filed)

10.13Agreement with SAE (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2002)

10.14Agreement between the Company and SecureAlert Telematics, Inc.
     (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2002)

10.15Amendments to SAE Agreement, filed herewith

10.16Agreement with ADP Management, Derrick and Dalton (April 2003), filed herewith


31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002


31.2 Certification   of  Chief   Financial   Officer   under   Section   302  of
     Sarbanes-Oxley Act of 2002


32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)


(b)         Reports on Form 8-K


During the quarter ended March 31, 2003, the Company filed no reports on Form
8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                         REMOTEMDX, INC.



Date: October 31, 2003   By: /s/ David G. Derrick
                            ----------------------------------------------------
                            David G. Derrick,
                            Chief Executive Officer




Date: October 31, 2003   By: /s/ Michael G. Acton
                            ----------------------------------------------------
                            Michael G. Acton,
                            Principal Accounting Officer