Form 10QSB
period 2003-06-30
REMOTE MDX INC
filed 2003-11-05
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

This report is prepared for the period ended June 30, 2003, but is filed as of November 3, 2003. As of October 15, 2003, the issuer had issued and outstanding 25,256,975 shares of common stock, par value $0.0001.


Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                 No.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of June 30, 2003..............................3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three and nine months ended June 30, 2003 and 2002..........................................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the nine months ended June 30, 2003 and 2002....................................................5

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................................16

         Item 3.  Controls and Procedures........................................................................21

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds......................................................22

         Item 6.  Exhibits and Reports on Form 8-K...............................................................22

         Signatures..............................................................................................24

                                     PART I
 Item 1 - Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                 June 30, 2003
                                                                                                ----------------
Assets
Current assets:
   Cash                                                                                         $      90,263
   Restricted cash                                                                                    550,000
   Accounts receivable, net of allowance for doubtful accounts of $233,000                             80,457
   Inventories                                                                                        449,609
   Prepaid expenses and other assets                                                                   14,103
                                                                                                ----------------
                Total current assets                                                                1,184,432
Property and equipment, net of accumulated depreciation and amortization of $444,810                   33,436
Core technology, net of accumulated amortization of $373,334                                          186,666
Goodwill                                                                                            3,569,164
Other assets                                                                                            1,372
                                                                                                ----------------
                Total assets                                                                    $   4,975,070
                                                                                                ================
Liabilities and Stockholders' Deficit
Current liabilities:
   Notes payable                                                                                $     807,942
   Bank line of credit                                                                                551,475
   Related-party convertible notes payable                                                            402,620
   Accounts payable                                                                                   389,874
   Accrued liabilities                                                                                376,411
   Dividends payable                                                                                  928,005
   Deferred revenue                                                                                    14,268
                                                                                                ----------------
                Total current liabilities                                                       $   3,470,595
                                                                                                ----------------
Commitments and contingencies
Redeemable common stock (See Note 7)                                                                1,536,000
Stockholders' deficit:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 30,000 shares
       designated; 24,454 shares outstanding (aggregate liquidation preference of $1,299,443)               3
     Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 1,835,824 shares
       outstanding (aggregate liquidation preference of $5,507,472)                                       184
   Common stock;  $0.0001 par value; 50,000,000 shares authorized, 23,151,859 shares outstanding
                                                                                                        2,315
   Additional paid-in capital                                                                      60,698,369
   Deferred financing costs                                                                          (165,000)
   Series A preferred stock subscription receivable - due from related party                         (700,000)
   Accumulated deficit                                                                            (59,867,396)
                                                                                                ----------------
                Total stockholders' deficit                                                           (31,525)
                                                                                                ----------------
                Total liabilities and stockholders' deficit                                     $   4,975,070
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

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 Three months ended                Nine months ended
                                                                      June 30,                         June 30,
                                                           -------------------------------------------------------------------
                                                                 2003           2002             2003              2002
                                                           ----------------- ------------  -----------------  ----------------
     Net sales                                             $        421,026  $ 3,029,664    $    3,852,832     $   7,919,434
     Cost of goods sold                                             172,689    2,617,258         3,496,819         6,711,146
                                                           ----------------- ------------  -----------------  ----------------

                     Gross profit                                   248,337      412,406           356,013         1,208,288

     Research and development expenses                                3,145      119,921           101,206           399,329
     Selling, general and administrative expenses                 1,668,966    3,329,761         4,080,754        24,243,601
     Amortization of core technology                                 46,667       46,667           140,000           140,000
                                                           ----------------- ------------  -----------------  ----------------

                     Loss from operations                        (1,470,441)  (3,083,943)       (3,965,947)      (23,574,642)
     Other income (expense):

        Interest income                                                 367        4,029             1,761             9,398
        Interest expense                                           (307,916)    (654,801)         (719,253)       (3,540,671)
                                                           ----------------- ------------  -----------------  ----------------

                     Net loss                                    (1,777,990)  (3,734,715)       (4,683,439)      (27,105,915)
     Dividends on Series A preferred stock                         (147,080)    (127,026)         (452,183)         (371,859)
                                                           ----------------- ------------  -----------------  ----------------
                     Net loss attributable to common
                       stockholders                        $     (1,925,070) $(3,861,741)  $    (5,135,622)   $  (27,477,774)
                                                           ================= ============  =================  ================
     Net loss per common share - basic and diluted         $           (.09) $      (.41)  $          (.32)   $        (3.05)
                                                           ================= ============  =================  ================
     Weighted average shares - basic and diluted                 22,086,000    9,360,000        15,893,000         9,018,000
                                                           ================= ============  =================  ================



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                              June 30,
                                                                                 ------------------------------------
                                                                                       2003              2002
                                                                                 -----------------  -----------------
Cash flows from operating activities:
   Net loss                                                                      $     (4,683,439)  $  (27,477,744)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      191,784          228,741
       Amortization of discount on purchase obligation to former                            5,825           66,753
         SecureAlert shareholders
       Amortization of deferred consulting and financing costs                            385,000          384,929
       Interest expense related to preferred stock issuances associated
         with borrowings under related-party line of credit                                     -        2,341,465
       Common stock issued for services                                                 1,180,961          528,107
       Preferred stock issued to related party for services                                     -        2,324,341
       Redeemable common stock issued for services                                              -          315,000
       Common stock options issued for services primarily to related party                274,777       16,755,871
       Loss on production equipment charged to research costs                              70,761                -
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                       539,689         (582,521)
           Inventories                                                                    391,048         (696,864)
           Prepaid expenses                                                                (1,991)         (10,210)
           Accounts payable                                                              (292,452)           1,289
           Accrued liabilities                                                            122,945         (510,515)
           Deferred revenue                                                               (67,162)         (15,731)
                                                                                 -----------------  -----------------
                Net cash used in operating activities                                  (1,882,254)      (5,975,260)
                                                                                 -----------------  -----------------
Cash flows used in investing activities:
   purchase of property and equipment                                                      (2,345)         (87,452)
                                                                                 -----------------  -----------------
                                                                                 -----------------  -----------------
Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                          -         (800,000)
   Net (payments) borrowings under related-party line of credit                          (644,065)       1,328,150
   Net borrowings on bank line of credit                                                  254,862        1,256,413
   Borrowings under short-term notes payable                                            1,440,908        3,168,974
   Payment on short-term notes payable                                                   (217,853)      (1,389,042)
   Payment on related party convertible notes payable                                     (97,380)               -
   Proceeds from issuance of redeemable common stock                                      250,000           96,000
   Proceeds from issuance of common stock                                                 937,000                -
   Proceeds from issuance of Series B preferred stock, net of cash offering costs               -        3,366,273
                                                                                 -----------------  -----------------
                Net cash provided by financing activities                               1,923,472        7,026,768
                                                                                 -----------------  -----------------
Net increase in cash                                                                       38,873          964,056
Cash, beginning of period                                                                  51,390           59,977
                                                                                 -----------------  -----------------
Cash, end of period                                                              $         90,263   $     1,024,033
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

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                                  June 30,
                                                                                 -------------------------------------------
                                                                                         2003                 2002
                                                                                      (Unaudited)          (Unaudited)
                                                                                 -------------------------------------------
     Cash paid for interest and taxes:
     Cash paid for income taxes                                                   $            -       $            -
     Cash paid for interest                                                       $      127,930       $      243,750

     Supplemental schedule of non-cash investing and financing activities:
       Issuance of shares of common stock in exchange
         for shares of Series A preferred stock                                               65                  226

       Common stock exchanged for redeemable common stock                                      -              120,000

       Debt exchanged for redeemable common stock                                        725,000                    -

       Common stock issued for deferred consulting and financing services                150,000              348,000

       Common stock issued for conversion of debt and accrued interest                   442,750                    -

       Reduction of related party line-of-credit in exchange for
         exercise of common stock options                                                 73,279              434,700

       Accrual of Preferred Series A stock dividends                                     452,182              371,859

       Deferred financing costs paid for by issuance of redeemable
         common shares                                                                    45,000              375,000

       Series A convertible debentures and related interest of
           $12,314 converted into shares of common stock                                       -              107,314

       Series A preferred stock issued for accrued dividends                              17,374                    -

       Sale of assets in exchange for assumption of liabilities and return of common shares detailed as follows:

            Accounts payable and accrued liabilities assumed                           (488,410)                    -

            Bank line-of-credit assumed                                                (300,000)                    -

            Obligation to SecureAlert relieved                                         (400,000)                    -

            Accounts receivable sold                                                     370,501                    -

            Inventory sold                                                               539,706                    -

            Property and equipment, net of $80,331 accumulated
              Depreciation sold                                                          183,484                    -

            Common stock returned (401,952 shares)                                        94,719                    -

       Assumption of debt and liabilities by related party for common stock:

         Short-term notes payable assumed by related party                             (800,000)                    -

         Subscription receivable assumed by related party                              (361,700)                    -

         Related party line-of-credit assumed by related party                       (2,374,231)                    -

         Common stock issued                                                           4,381,289                    -

         Consulting expense recognized                                                 (845,358)                    -

       Refinancing of short-term debt into related party line of credit detailed as follows:

            Short-term notes payable refinanced into related party line of credit    (1,086,628)                    -

            Bank line-of-credit refinanced into related party line of credit           (503,387)                    -

            Related party line-of-credit increase                                      2,140,015                    -

     Restricted cash received in exchange for increase in related
       party line of credit                                                              550,000                    -


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


Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role in the medical diagnostic industry by researching innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001, the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the nine months ended June 30, 2003 and 2002 were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents.


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


Basis of Presentation


The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.


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


Stock-Based Compensation


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in the periods ended June 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                                          Three months ended               Nine months ended
                                                               June 30,                        June 30,
                                                         2003            2002            2003            2002
                                                    ---------------  --------------  --------------  ----------------
      Net loss  - as reported                        $  (1,777,990)  $  (3,734,715)  $  (4,683,439)  $  (27,105,915)

      Deduct total stock based
      employee compensation expense
      determined under fair value
      based method for all awards,
      net of related taxes                                 (68,310)     (2,145,814)        (68,310)      (3,191,011)
                                                    ---------------  --------------  --------------  ----------------
      Net loss - pro forma                           $  (1,846,300)  $  (5,880,529)  $  (4,643,147)  $  (30,668,785)
                                                    ---------------  --------------  --------------  ----------------
      Basic and diluted net loss per common share -
      as reported                                    $       (0.09)  $       (0.41)  $       (0.32)  $        (3.05)
                                                    ---------------  --------------  --------------  ----------------
      Basic and diluted net loss per common share -
      pro forma                                      $       (0.09)  $       (0.63)  $       (0.32)  $        (3.40)
                                                    ---------------  --------------  --------------  ----------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

                                           Three and Nine Months Ended
                                                    June 30,
                                        ----------------------------------
                                              2003            2002
                                        ----------------  ----------------

Expected dividend yield                                -                -
Expected stock price volatility                     146%             110%
Risk-free interest rate                            4.75%               6%
Expected life of options                         5 years          5 years


The weighted average fair value of options and warrants granted during the nine months ended June 30, 2003 and 2002, were $2.14 and $1.58, respectively.


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


The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable


Net Loss Per Common Share


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


Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of June 30, 2003 and 2002, there were approximately 18,086,000 and 19,732,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.


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

(2)      INVENTORIES


Substantially all items included in inventory are finished goods and consist of the following as of June 30, 2003:

       Mobile emergency and personal security systems             $       413,923
       Reagent stains                                                      35,685
                                                                  ----------------
                                                                  $       449,609
                                                                  ================

(3)      NOTES PAYABLE


Notes payable outstanding at June 30, 2003 were $807,942 due to individuals. Significant activity related to notes payable during the nine months ended June 30, 2003 were as follows:


The Company issued notes payable of $725,000 to a financing company bearing interest in the amount of 12% and secured by the assets of the Company.


On June 30, 2003 the Company converted the notes into 483,333 common shares (at $1.50 per share), which are redeemable at the option of the holder at $2.00 per share after December 31, 2003 based on certain conditions.


Additional significant borrowings under short-term obligations were $335,807 from a financing company, which is also a significant shareholder, bearing interest at 12% and unsecured; $300,000 from a relative of the Chief Financial Officer of the Company, bearing interest at 12% and secured by 500,000 shares of common stock. During the quarter ended June 30, 2003, these obligations were assumed by ADP Management and converted into common stock. (See note 5.)


On April 2, 2003 in connection with a raising of equity funds for the Company, the Company entered into an agreement with Mr. David G. Derrick ("Derrick"), the Company's Chief Executive Officer and Chairman of the Board of Directors, and James Dalton ("Dalton"), the Company's President and Vice Chairman of the Board of Directors, and ADP Management Corporation (ADP Management), a company controlled by Derrick and Dalton, whereby Dalton, Derrick and ADP Management agreed to continue to assist the Company in its financing activities and assume short-notes and related accrued interest of $2,613,975, including $700,000 of which the Company has not yet been released by the holder of the note. In addition, the Company has guaranteed $800,000 of the short-term notes assumed by ADP Management, Dalton and Derrick (see note 5).


During the nine months ended June 30, 2003, the Company converted $400,000 of its notes payable along with accrued interest of $42,750 into 302,668 shares of the Company's common stock.

(4)      BANK LINE OF CREDIT


During the nine months ended June 30, 2003, the Company entered into an agreement with the former shareholders of SecrueAlert in which $300,000 of the line of credit was assumed by them. In addition, ADP Management assumed $503,387 of the Sun Trust line of credit balance. On March 11, 2003, the remaining balance of the SunTrust line of credit was refinanced through a note due to Zions First National Bank. The new note bears interest at prime plus .25%, matures on March 11, 2004, and is secured by certificates of deposit. The balance due on the line of credit as of June 30, 2003 is $551,475.

(5)      RELATED-PARTY LINE OF CREDIT


During the nine months ended June 30, 2003, in connection with a raising of equity funds for the Company, the Company entered into an agreement with Derrick, Dalton, and ADP Management wherein ADP Management agreed to continue to assist the Company in its financing activities and convert all existing debt owed to ADP Management to common stock. This debt consisted of the following:

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


(6)     PREFERRED STOCK


Series A 10 % Convertible Non-Voting Preferred Stock


During the nine months ended June 30, 2003, holders of Series A shares converted 1,763 Series A shares into 652,352 shares of the Company's common stock. The Company issued 87 shares of Series A Preferred Stock related to payment of $17,374 of Series A dividends. During the nine months ended June 30, 2002, 6,117 shares of Series A Preferred Stock were converted into 2,258,547 shares of common stock.


During the nine months ended June 30, 2002, the Company issued 8,782 shares of Series A Preferred Stock to ADP Management. Of these shares 6,688 were issued in connection with a cashless exercise of Series A warrants received from providing loans through the ADP Management related party line-of-credit. This cashless exercise resulted in additional compensation expense of $5,416,812 based on the common stock conversion rate of Series A shares and a $3.00 per common share price. An additional 2,094 Series A shares were also issued to ADP Management as payment for consulting services and in connection with obtaining financing for the Company. These shares resulted in $2,324,340 of compensation expense based on the common stock conversion rate of Series A shares and a $3.00 per common share price.


Warrants to Purchase Series A Preferred Stock


Effective in the first quarter of fiscal year 2002 under the line of credit agreement with ADP Management the Company was to grant ADP Management the right to purchase one share of Series A Preferred Stock at an exercise price of $200 per share for each $200 advanced under the line of credit. The warrants were to expire on December 31, 2002. The Series A Preferred Stock warrants included a cashless exercise provision. This arrangement was amended by the Company and ADP Management in March 2002, at which time all unexercised warrants at December 31, 2001 were terminated and the number of shares issuable upon the exercise of warrants at December 31, 2001 was capped at 6,688 shares of Series A Preferred Stock. The Company issued 7,228 Series A warrants during the three months ended December 31, 2001, as part of this arrangement. These warrants were valued based on the Black Scholes Option Pricing Model at $3.00 per common share, which resulted in an expense of $1,778,013, of which $1,445,525 was allocated to interest expense under the line of credit, and $332,488 was allocated to compensation expense. In connection with the amendment to the line-of-credit agreement, ADP Management was allowed to exercise 8,158 Series A Preferred Stock warrants on a cashless method into 6,688 Shares of Series A Preferred Stock during the nine months ended June 30, 2002. This cashless exercise resulted in $5,416,812 of additional compensation expense during the period. All remaining warrants resulting from the line of credit agreement that were outstanding as of December 31, 2001 were terminated.


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


(7)      COMMON STOCK


During the nine months ended June 30, 2003, the Company issued 10,936,416 shares of common stock as follows:

     o    1,498,149, shares were issued for cash proceeds of $937,000

     o 234,047 shares were issued for services rendered or to be rendered of $485,334

     o 652,352 shares were issued upon the conversion of 1,763 shares of Series A Preferred Stock (see note 6)

     o 302,668 shares were issued for conversion of $442,750 of short-term notes payable including $42,750 of accrued interest

     o 135,701 shares were issued for conversion of $73,279 of related party line of credit in connection with the exercise of 135,701 common stock options by ADP Management at $.54 per share

     o 8,113,499 shares were issued in connection with debt of $3,873,961 and contingencies assumed by ADP Management and compensation expense of $845,628, offset by an assumption of a subscription receivable of $338,300 by ADP Management (see note 5).

     o The Company reacquired 401,952 shares of its common stock from former SecureAlert Shareholders (see note 8)


During the nine months ended June 30, 2002, the Company issued 3,431,319 shares of common stock as follows:

     o 292,036 shares were issued for services rendered or to be rendered of $876,108

     o 2,258,547 shares were issued upon the conversion of 6,117 shares of Series A Preferred Stock

     o 35,735 shares were issued as the result of the conversion of convertible debentures of $107,314

     o    40,000 shares were issued in exchange for redeemable common stock, and

     o    805,001 shares were issued upon exercising of options.


Common Stock Subject to Redemption


Of the shares of common stock outstanding at June 30, 2003, 955,518 shares of common stock are subject to redemption as follows: (1) the holder of 32,000 of these shares has the option to require the repurchase of these shares at a price of $3.00 per share by giving notice of exercise of this option in writing to the Company within a 60-day period commencing at the end of nine months from date of issuance. This option automatically expires if it is not exercised within the 60-day period. This option has been extended until August 5, 2003; (2) the holder of 155,000 shares has the option, subsequent to June 30, 2003, to require the repurchase of these shares at a price of $3.00 per share, however, if the common stock is then traded in the over-the-counter market or on a recognized exchange and the holder can readily and efficiently sell the shares at $3.00 or more per share, this put option will terminate on December 31, 2003; and (3) the holder of 100,000 shares has the option to require the Company to repurchase these shares between December 31, 2003 and January 15, 2004 if the Company is not listed on a national stock exchange and is not trading at a price per share equal to or greater than $1.50. The Company will have thirty days from date that written notice is received to fulfill its obligation to repurchase the shares at $1.50; (4) the holder of 483,333 shares has the option to require the Company to repurchase these shares at $2.00 after December 31, 2003 if not all of the following conditions are met: a) the Company is not listed on a national stock exchange, b) the closing market price for a period of at least 15 consecutive trading days is not at $2.00 or higher, and c) the shares are not registered, fully tradable with no restrictions; (5) The holder of 185,185 shares has the option to require the Company to repurchase these shares at $0.54 per share between September 30, 2003 and January 15, 2004 if the Company is not listed on a national stock exchange and if the shares have not been registered or otherwise made freely tradable.

Common Stock Options and Warrants


During the nine months ended June 30, 2003, the Company granted options to: (1) employees for the purchase of a total of 25,000 shares of common stock; (2) consultants or third parties for the purchase of 242,500 shares of common stock. All of the options described above have an exercise price of $3.00 per share, expire five years from the date of grant and are immediately exercisable. As of June 30, 2002, options and warrants to purchase a total of 2,690,227 shares of common stock with a weighted average exercise price of $3.95 per share remain outstanding During the nine months ended June 30, 2002, the Company issued 3,450,000 options at an exercise price of $.54 to ADP Management. The options were issued in connection with a $2 million line of credit provided to the Company, and extension of current debts owed by the Company to ADP Management. The issuance of these options resulted in $895,940 of interest expense and $8,770,499 of compensation expense to ADP Management based on the Black Scholes Option Pricing Model with an estimated common share price of $3.00. During the nine months ended June 30, 2002 the Company issued 920,361 options to purchase the Company's common stock to consultants or outside parties for services. The Company recognized approximately $2,236,000 of expense related to these issuances based on a $3.00 common share price.


(8) REACQUISITION OF COMMON STOCK AND EXTINGUISHMENT OF SECUREALERT PURCHASE OBLIGATION


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


Corresponding with the termination of the former employees and shareholders of SecureAlert, the Company modified its approach to its consumer electronics business. Under its modified approach, on January 1, 2003 the Company entered into a consumer electronics distribution agreement with SAE.


Under the distribution agreement the Company granted SAE a distribution right it holds under an agreement with Philips and MemCorp to sell and distribute consumer electronic products. The initial term of the agreement is for one year, ending December 31, 2003, after which SAE may directly approach Philips and MemCorp to obtain direct distribution rights for Magnavox-branded home security products. Under the distribution agreement SAE assumed payables and accrued liabilities in the amount of $488,410; assumed $300,000 of the Sun Trust line of credit; acquired receivables due from prior sales of consumer electronic products in the amount of $370,501; acquired consumer electronic inventory in the amount of $539,706 and acquired equipment with a net book value of $183,484. In exchange the Company received 401,952 shares of the Company's common stock held by the former SecureAlert shareholders and extinguished the remaining purchase obligation in connection with the original purchase of SecureAlert in the amount of $400,000. These transactions resulted in a net reacquisition contribution to the Company in the amount of $94,759.


(9)  SEGMENT INFORMATION


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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended June 30, 2003 and 2002:

                                                                           Three Months Ended
                                                                         2003              2002
                                                                   ------------------ ----------------
      Net sales:
        SecureAlert:
           Consumer electronics                                    $          132,223 $      4,527,605
           Mobile emergency and personal security systems                     148,947          527,583
                                                                   ------------------ ----------------
                                                                              281,170        5,055,188
        Reagents                                                              139,856          262,725
                                                                   ------------------ ----------------
                                                                   $          421,026 $      5,317,913
                                                                   ================== ================
      Net income (loss):
        SecureAlert                                                          (201,498)      (1,290,168)
        Reagents                                                               14,371          (13,155)
        Other (unallocated)                                                (1,590,863)      (2,431,392)
                                                                   ------------------ ----------------
                                                                   $       (1,777,990)$     (3,734,715)
                                                                   ------------------ ----------------

The following table reflects certain financial information relating to each reportable segment for each of the nine-month periods ended June 30, 2003 and 2002:

                                                                           Nine Months Ended
                                                                        2003               2002
                                                                 ------------------- -------------------
      Net sales:
           SecureAlert
              Consumer electronics                                $        3,108,750 $        6,788,496
              Mobile emergency and personal security systems                 333,731            714,970
                                                                 ------------------- -------------------
                                                                           3,442,481          7,503,468

      Reagents                                                               410,351            415,966
                                                                 ------------------- -------------------
                                                                  $        3,852,832 $        7,919,434
                                                                 ------------------- -------------------

      Net income (loss):
           SecureAlert                                            $      (1,010,240) $      (1,957,253)
           Reagents                                                          33,027             10,002
           Other (unallocated)                                           (3,706,226)       (25,158,664)
                                                                 ------------------- -------------------
                                                                  $      (4,683,439) $     (27,105,915)
                                                                 ------------------- -------------------

      Identifiable assets:
           SecureAlert including goodwill and
                 Intangibles of 3,755,830 and
      7,776,209,                              respectively (net)  $        4,258,738
           Reagents                                                          100,287
           Other (unallocated)                                               616,045
                                                                 --------------------
                                                                  $        4,975,070
                                                                 --------------------

(10)     RECENT ACCOUNTING PRONOUNCEMENTS


In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishment of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or operations.

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


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Ethics" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In the event a variable interest entity is identified this pronouncement may have a material impact on its financial condition or results of operations.


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


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Management anticipates that the adoption of SFAS No. 150 may have a material impact on the Company's consolidated financial statements if in the future the Company issues mandatorily redeemable preferred or common stock. Such mandatorily redeemable preferred stock, previously included as "mezzanine capital", would be included as a liability in accordance with SFAS 150.


 (11)    SUBSEQUENT EVENT


This report is filed in November 2003. Subsequent to June 30, 2003, in addition to the issuances of shares and other transactions related to the debt restructuring and transactions detailed in Notes 3, 4, 5, 7 and 8, above, the Company entered into a settlement agreement with a creditor pursuant to which it agreed to pay the principal amount owing under a promissory note in the amount of $500,000 in two instalments on or before October 31, 2003 and November 15, 2003, respectively, and to issue 168,979 restricted shares of common stock in lieu of accrued interest through October 31, 2003, as payment in full.

The Company also borrowed $475,000 from third party lenders that can be converted into common stock of the Company at $1.50 per share at the option of the lenders.


Item 2.  Management's Discussion and Analysis or Plan of Operation


Special Note Regarding Forward-looking Information


Certain statements in this Item 2 - "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects," "might," "should," and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.


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

Revenue Recognition


The Company derives revenue primarily from the sale of consumer electronics and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. From the date of the acquisition of SecureAlert in July 2001 through June 30, 2003, and for the year periods ended June 30, 2003 and 2002, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.


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


Three months ended June 30, 2003 Compared to Three months ended June 30, 2002


Net Sales


The Company's focus is on building the mobile emergency and personal security systems market and not on the consumer electronics and reagents markets. As a result of this new focus management believes that operations and sales of consumer electronics and reagents will decrease in future operating periods.

For the three months ended June 30, 2003, net sales were $421,026 compared to $3,029,664 for the three months ended June 30, 2002. The decrease in net sales resulted primarily from the Company's decision to outsource distribution of consumer electronics and certain telematics products beginning in January 2003. The Company believes that the net income to the Company under this arrangement is the same despite the decrease in gross revenues. SecureAlert had net sales of $281,170 during the three months ended June 30, 2003. These sales consisted of $132,223 of consumer electronics and $148,947 of mobile emergency and personal security systems. SecureAlert's significant customers and their approximate percentage of SecureAlert sales include Fleetwood (54%), Champion (13%), and Oakwood (11%).


Reagents had revenues for the three months ended June 30, 2003 of $139,856, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 25% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.


Cost of Goods Sold


For the three months ended June 30, 2003, cost of goods sold was $172,689 compared to $2,617,258 for the three months ended June 30, 2002. The decrease in cost of sales resulted primarily from the Company's decision to outsource distribution of consumer electronics and certain telematics products beginning in January 2003. The Company believes that the net income to the Company under this arrangement is the same despite the decrease in gross revenues. SecureAlert's cost of goods sold totaled $86,080 or 31% of SecureAlert's net sales during the three months ended June 30, 2003. Reagents' cost of goods sold totaled $86,609 or 62% of Reagent's net sales for the three months ended June 30, 2003, compared to $78,773 or 61% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to increased materials costs, wages and overhead costs.


Research and Development Expenses


For the three months ended June 30, 2003, research and development expenses were $3,145 compared to $119,921 for the three months ended June 30, 2002. These expenses were associated with the development of SecureAlert's personal security devices.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $46,667 for the three months ended June 30, 2003 and 2002.


Selling, General and Administrative Expenses


During the three months ended June 30, 2003, selling, general and administrative expenses totaled $1,668,966 compared to $3,329,761 for the three months ended June 30, 2002, a decrease of $1,660,795. This decrease relates primarily to the following: 1) Granting of common stock options for consulting services to a shareholder in 2002. These options were granted to the shareholder and other consulting fees were paid for financing and raising of capital for the Company,
2) Common stock issued for services was valued at $3.00 per share for the three months ended June 30, 2002, and $.54 to $1.50 in June 30, 2003, 3) Payroll and travel expenses were reduced from the Company's decision to outsource distribution of consumer electronics and certain Telematics products beginning in January 2003.


Interest Income and Expense


During the three months ended June 30, 2003, interest expense was $307,916 compared to $654,801 for the three months ended June 30, 2002, a decrease of $346,885. This decrease relates primarily to a reduction in notes payable. This amount consists primarily of non-cash interest expense of $209,612 related to common stock issuance relating to debt instruments.


Nine months ended June 30, 2003 Compared to Nine months ended June 30, 2002


Net Sales


For the nine months ended June 30, 2003, net sales were $3,852,832 compared to $7,919,434 for the nine months ended June 30, 2002. The decrease in net sales resulted primarily from the outsourcing of consumer products and telematics products distribution commencing in January 2003. The Company believes that the net income to the Company under this arrangement is the same despite the decrease in gross revenues. SecureAlert had net sales of $3,442,481 during the nine months ended June 30, 2003. These sales consisted of $3,108,750 of consumer electronics and $333,731 of mobile emergency and personal security systems, compared to $6,917,201 and $586,267, respectively, for the nine months ended June 30, 2002. The decline in mobile emergency product sales was a result of a change in the pricing model for these products that now emphasizes monthly recurring sales. During the nine months ended June 30, 2003, sales to Fleetwood, Oakwood and Champion totaled approximately 55 percent ($1,418,000), 12 percent ($310,000), and 18 percent ($464,000) of the Company's total sales, respectively.


Reagents had revenues for the nine months ended June 30, 2003 of $410,351 compared to $415,966 for the nine months ended June 30, 2002, relatively unchanged from the prior year fiscal period. Fisher Scientific was a significant customer of Reagents, accounting for 24% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


For the nine months ended June 30, 2003, cost of goods sold totaled $3,496,819 compared to $6,711,146 for the nine months ended June 30, 2002. The decrease in cost of sales resulted primarily from lower sales resulting from the outsourcing of distribution of consumer electronics products beginning in January 2003 as the Company redirected its efforts to build on its remote personal health and security products and services business. Cost of goods sold at SecureAlert totaled $3,244,336 or 94% of SecureAlert's net sales during the nine months ended June 30, 2003. Reagents' cost of goods sold totaled $252,483 or 62% of Reagent's net sales for the nine months ended June 30, 2003, compared to $269,140 or 65% for the nine months ended June 30, 2002.


Research and Development Expenses


For the nine months ended June 30, 2003, research and development expenses were $101,206, compared to $399,329 in the previous year period. During the nine months ended June 30, 2003, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $140,000 for the nine months ended June 30, 2003 and 2002.


Selling, General and Administrative Expenses


During the nine months ended June 30, 2003, selling, general and administrative expenses totaled $4,080,754 compared to $24,243,601 for the nine months ended June 30, 2002. This decrease relates primarily to non-cash consideration of approximately $17,250,000 paid in the form of stock options granted to consultants and creditors in lieu of cash compensation, including expense related to a cashless exercise of Series A preferred stock warrants, and as consideration for services provided to the Company as compared to approximately $1,100,000 for the nine months ended June 30, 2003. Total expense in the prior year relating to issuances of equity to ADP Management which is included in general administrative expense was $16,844,139 for the nine months ended June 30, 2002, based on valuation of the equity instruments under the Black Sholes Option Pricing Model. In addition, during the nine months ended June 30, 2003, travel expense decreased $406,524 as a result of the outsourcing of the distribution of consumer electronics and telematics products beginning in January 2003.


Interest Income and Expense


During the nine months ended June 30, 2003, interest expense totaled $719,253, compared to $3,540,671 paid in the first nine months of fiscal year 2002. Amounts paid in 2003 consisted primarily of non-cash interest expense of $591,323 related to preferred stock issuances and stock option grants made under a related-party line of credit, together with $5,825 in amortization of a discount on the purchase obligation to former shareholders of SecureAlert and approximately $122,105 in interest related to other borrowings compared to $382,739 for the nine months ended June 30, 2002.

Liquidity and Capital Resources


The Company is unable to finance its operations solely from cash flows from operating activities. During the nine months ended June 30, 2003, the Company financed its operations primarily through borrowings from a related party and the sale of equity securities.


As of June 30, 2003, the Company had cash of $90,263 and a working capital deficit of $2,286,163 compared to cash of $51,390 and a working capital deficit of $5,150,881 at September 30, 2002. This decrease is a result of the restructure of debt obligations with ADP Management and certain of the Company's creditors.


During the nine months ended June 30, 2003, the Company's operating activities used cash of $1,882,254 compared to cash of $5,975,260 used during the nine months ended June 30, 2002. The decrease was primarily a result of collection of receivables, reduction of inventories and reduction in operation costs due to modification of distribution of consumer of electronic products.


The Company's investing activities for the nine months ended June 30, 2002 used $2,345, primarily relating to purchase property and equipment.


The Company's financing activities during the nine months ended June 30, 2003 provided cash of $1,923,472 compared to $7,026,768 during the nine months ended June 30, 2002. During the nine months ended June 30, 2003, the Company received cash of $250,000 from the issuance of redeemable common stock, $1,440,908 from net borrowings under short-term notes payable, and $937,000 from the issuance of common stock. This cash was decreased by $601,315 for payments on a related-party line of credit, $217,853 for payments on short-term notes payable, and $97,380 from payments on related party convertible notes payable.


The Company had a net loss of $4,683,439 and had negative cash flows from operating activities of $1,882,254 during the nine months ended June 30, 2003. As of June 30, 2003, the Company had a working capital deficit of $2,286,163, net tangible stockholders' deficit of $3,787,355 and an accumulated deficit of $59,867,396. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2002, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include the conversion of a significant portion of its outstanding debt and other obligations, as well as raising capital from the sale of its common stock and other debt and equity securities.


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


Natale Agreement


On February 28, 2003, the Company entered into an agreement with Tom Natale, who had been serving as the President of the Company. Under the terms of the agreement, which was subsequently amended and extended through October 2003, Mr. Natale and the Company mutually agreed to terminate Mr. Natale's employment contract. Mr. Natale will be paid a monthly consulting fee of $5,000 and receive health benefits from the Company through November 2003. A bonus payment of $30,000 is payable in October 2003. Mr. Natale also entered into a nondisclosure and confidentiality agreement relating to the Company's technology, including trade secrets and other intellectual property. In a separate agreement entered into June 30, 2003, Mr. Natale assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Mr. Natale from further liability under the line of credit and agreed to pay back interest of $8,000 and to issue to Mr. Natale 7,500 shares of common stock and warrants to purchase 7,500 shares of common stock at a price of $3.00 per share. Mr. Natale also received a $100,000 promissory note payable to him jointly and severally by David Derrick, James Dalton, and ADP Management. ADP Management assumed this liability and the Company is no longer obligated.


Liady Agreement


In an agreement entered into June 30, 2003, Ms. Liady assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Ms. Liady from further liability under the line of credit and agreed to pay back interest of $2,500 and to issue to Ms. Liady 5,000 shares of common stock and warrants to purchase 5,000 shares of common stock at a price of $3.00 per share. Ms. Liady also received a $100,000 promissory note payable to her jointly and severally by David Derrick, James Dalton, and ADP Management. ADP Management assumed this obligation and the Company has no further liability or obligation to Ms. Liady thereunder.


Consumer Electronics Distribution


On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In consideration of the grant of exclusive rights in the agreement, SecureAlert Entertainment agreed to make all payments to Mr. Bishop under his several agreements with the Company and to purchase inventory from the Company. In addition, former SecureAlert II shareholders waived their right to and returned to the Company for cancellation 400,000 shares of common stock issued in the merger of SecureAlert II. SecureAlert Entertainment is barred from marketing or distributing products to the PERS and home medical or personal health monitoring markets and is bound by a five-year post-termination covenant against competing with the Company in any market. The agreement was subsequently amended in June 2003 to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expires December 31, 2003. If the Company does not extend the agreement or enter into a similar agreement with another distributor, it is expected that revenues from consumer electronics products after December 31, 2003 will significantly decline.


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

     o Was released from debt obligations to third parties totaling $2,613,975 in principal and accrued interest assumed by ADP Management, Derrick and Dalton and converted these obligations into common stock (see note 5)

     o Settled all obligations and guarantees of ADP Management, Derrick and Dalton, including $709,986 of principal and accrued interest owing to ADP Management and converted these obligations into common stock, (see note 5), and

     o Received assignment of $550,000 of certificates of deposit securing a line of credit with a bank (see note 5).


Item 3.   Controls and Procedures


Evaluation of Disclosure Controls and Procedures. Based upon their review at September 30, 2003, the Company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) are effective in providing the material information required to be disclosed in the reports the Company files or submits under the Exchange Act. Their review was completed as of a date within 90 days before the filing date of this quarterly report


Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.


                           PART II. OTHER INFORMATION


 Item 2.  Changes in Securities and Use of Proceeds


During the quarter ended June 30, 2003, the Company issued 10,343,316 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

     o    1,498,149 shares were issued for cash proceeds of $937,000

     o    137,500 shares were issued for services rendered or to be rendered

     o 271,500 shares were issued upon the conversion of 372 shares of Series A Preferred Stock

     o 20,000 shares were issued upon the conversion of 54 shares of Series A Preferred Stock for payment of related party line-of-credit

     o    8,416,167 shares were issued pursuant to a debt-restructuring  program
          as  described  in  Item  2  of  Part  I  under  the  caption   "Recent
          Developments" on page 19 above.


In each of these transactions the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.


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

10.15Amendments to SAE Agreement (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2003)

10.16Agreement with ADP Management, Derrick and Dalton (April 2003)
     (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2003)

31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002


31.2 Certification   of  Chief   Financial   Officer   under   Section   302  of
     Sarbanes-Oxley Act of 2002


32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)


(b)       Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed one report on Form 8-K to report the engagement of Tanner + Co. as its independent public accountants.

                                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                         REMOTEMDX, INC.



Date: October 30, 2003  By:  /s/ David G. Derrick
                              -------------------------------------------------
                                  David G. Derrick,
                                  Chief Executive Officer




Date: October 30, 2003  By:  /s/ Michael G. Acton
                             ----------------------------------------
                                  Michael G. Acton,
                                  Principal Accounting Officer