Form 10KSB
period 2003-09-30
REMOTE MDX INC
filed 2004-01-13
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2003

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

Securities registered under                       Name of each exchange on which
Section 12(b) of the Act:                                 registered:
        None                                                  None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended September 30, 2003 were $4,163,526.

Registrant's common stock has not traded and there is no market for the common stock at this time. Based solely on the price per share of $1.50 paid in recent sales of shares by the registrant in the past 60 days, it is estimated that the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $10,437,090.

There were 25,309,252 shares of common stock of the registrant outstanding as of January 9, 2004.

Transitional Small Business Disclosure Format (Check one): Yes      No  X

                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                           ----
PART I.

Item 1.    Description of Business.............................................3

Item 2.    Description of Property............................................11

Item 3.    Legal Proceedings..................................................11

Item 4.    Intentionally Omitted

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters...........11

Item 6.    Management's Discussion and Analysis or Plan of Operation..........13

Item 7.    Financial Statements...............................................30

Item 8.    Changes In and Disagreement With Accountants on Accounting
           and Financial Disclosure...........................................30

Item 8A. Controls and Procedures..............................................31

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................31

Item 10.   Executive Compensation.............................................34

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................35

Item 12.   Certain Relationships and Related Transactions.....................37

Item 13.   Exhibits and Reports on Form 8-K...................................39

Item 14.   Principal Accountant Fees and Services.............................40

Signatures ...................................................................41

                                     PART I

Item 1.    Description of Business


General


RemoteMDx is a technology-based remote personal safety, medical, health monitoring and diagnostic services company. When used in this report, the terms "RemoteMDx," "Remote" and the "Company" refer to RemoteMDx, Inc. and its subsidiaries, unless the context requires otherwise.

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

o Monitoring Activation - we lease our MobilePAL(TM) devices as part of a monitoring contract, with prepaid activation charges.

o Monitoring Services - Following activation, our MobilePAL customers pay a monthly monitoring fee and fees for additional services offered by our contract providers or us.

o Royalties - we derive royalty revenues from a license agreement with MEW and from sales of telematics products and services under marketing agreements.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency and health monitoring industry. Until the beginning of calendar 2003, most of our revenues were provided by the distribution of consumer electronics through a business acquired by a wholly owned subsidiary, SecureAlert, Inc. ("SecureAlert") in July 2001. With our decision to refocus our business and product development efforts on the mobile health and emergency monitoring industry which previously comprised a smaller part of our business, we outsourced our distribution of consumer electronics and automotive telematics products during 2003 and are in the process of establishing and will expect to establish and manage our primary business from our sales and marketing office in Salt Lake City.

Background

We have been engaged in our original business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. Since 1997 this business has been conducted through a wholly owned subsidiary, Volu-Sol Reagents Corporation. Our remote health monitoring and diagnostic business is conducted under the names "Remote Medical Diagnostics" and "RemoteMDx." In July 2001, we acquired and now operate the business conducted by SecureAlert. SecureAlert's business involves manufacturing and marketing mobile emergency and personal health monitoring systems, and distributing consumer electronics products.

Our primary founders and owners are David Derrick ("Derrick") and James Dalton ("Dalton"). After examining other potential markets, in April 2000, we entered a research agreement with Battelle Memorial Institute ("Battelle"), a large research and development firm, to assist us to develop our technology for remote monitoring and personal medical diagnostics.

In July 2001, we acquired SecureAlert and added its patents and technology to our business plan. In October 2001, we began developing our telematic monitoring center in conjunction with Bishop Engineering, an innovator in telematic and GPS technologies. By July of 2002 this collaboration culminated in the development of a monitoring center jointly operated with Aradiant Corp ("Aradiant"). This service center is one of the largest in the United States with over 600 operators, 24 hours a day, seven days a week coverage, and the capacity to handle up to 200 million calls per year. This center enables our PAL Services Network to offer location, concierge services, medical triage advice, emergency response, call switching and health monitoring to our subscribers.

In April 2002, we entered into a manufacturing and product development agreement with MEW, one of the largest corporations in the world. This strategic alliance included an equity investment in the Company by MEW and an arrangement under which MEW was designated our preferred manufacturer and the Company agreed to act as MEW's preferred worldwide service provider for GPS products. During 2002 and 2003, working with MEW and another manufacturer, we successfully designed and are now marketing products that combine cellular technology, including our patented single-button emergency feature, and GPS, allowing the two systems to work simultaneously in the single unit.

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

Marketing

Over the past three years, we have developed our menu of services and core technology, which we refer to as the Personal Assistant Link ("PAL(TM)") Services Network. Gross revenues for the year ended September 30, 2003 were approximately $4.2 million. We look to expand our distribution network of these products and services by implementing a sales and marketing program developed through market tests over the past year. In fiscal year 2003, approximately 6% of our revenues were derived from the sale of PAL products and services. We expect to see this percentage increase dramatically as we pursue our revised business plan to emphasize this product line. This sales and marketing plan is focused on duplicating the success of the homebound PERS industry. This industry is 25 years old and markets a service through the medical channel for the elderly who live alone and who suffer from an acute or chronic illness that requires them to be homebound. The service allows them to contact a monitoring center whenever in need of help, in case of a medical emergency or a fall from which they cannot get up.

We have developed and are beginning to implement a direct-to-consumer marketing strategy. This campaign will employ a variety of media including radio, print, online marketing and direct mail to reach our target customers. The marketing campaign will be focused on driving leads to our call center and creating brand awareness. Our target market is the estimated 35 million Americans that are over the age of sixty-five. Of these 35 million seniors, we estimate that approximately 9.7 million currently live alone, with approximately 1.3 million of these homebound. In addition, published reports indicate that approximately 19 million suffer from coronary and congestive heart diseases and 18.2 million suffer from one form or another of diabetes. In many cases we anticipate that the senior customer will not personally make the purchase of our product and service menu for himself or herself. Instead, we believe it is important to target our campaign to the children or caregivers of these seniors. Our primary target market is the children, friends and spouses of the homebound senior who will more than likely be female, since women are more likely to make decisions regarding the care of their parents than men.

We believe that our planned direct-to-consumer marketing approach contains an excellent mix of messages, implementing several media to reach our targeted audience. By breaking up this marketing plan into phases we expect to be able to closely monitor each channel and make any necessary adjustments at the lowest possible cost to us. If we feel one channel is outperforming the other, we believe this approach will allow us to push more resources to that channel and move away from channels that are not performing to our standards. Full implementation of this plan is dependent upon receiving additional capital; however we can give no assurance that we will be successful in obtaining additional capital.

To begin implementation of this marketing strategy, we have entered into strategic marketing arrangements with Universal American Financial Corporation
(UAFC), Hanger Orthopedic Group, Inc. ("Hanger"), and ADT. UAFC is an insurance company specializing on the senior market. Hanger is the largest and oldest prosthetics company in the United States with approximately 600 stores in 42 states. ADT is the largest security company in the United States with approximately 6 million customers in the United States.

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

To further expand the viability of our distribution and marketing plan, we are working with state Medicaid agencies and insurance companies, pursuing reimbursement for our products and services. The MobilePAL product is Medicaid-approved in Colorado and we hope to replicate this success in other states. In addition, we are working with insurers to obtain private reimbursement approval. There can be no assurance given that these efforts will be successful.

Research and Development Program

The PAL Products

In 2000, as a direct result of our strategic relationship with Battelle, we began our efforts to develop a mobile solution to the PERS market. We eventually determined that combining cellular and GPS technologies could expand the PERS market from approximately 1.3 million homebound patients to more than 10 million seniors living alone in the United States. We began by reviewing patents and products previously developed that might be utilized in this market. Our research led us to SecureAlert, owner of patents and circuitry that we believed could help accelerate our move into the market. We acquired SecureAlert and have developed a technological base of products and services utilizing cellular and GPS that now includes five patents issued, five patents pending, and four in the process of being filed. There is no assurance that any or all of the applications now pending or filed will result in the issuance of patents or that the patents ultimately issued will include all of the claims now contained in the applications.

Our first product line utilizing these patents was MobilePAL, a cellular-based emergency and concierge device with one-button access to our PAL Services Operators. The first version of the MobilePAL unit was an analog cell device. We used analog technology because of its more expansive coverage in North America. Our first unit could be configured to call 911 Emergency only, or could accept a Mobile Identification Number (MIN) and make outbound calls to either of two predetermined phone numbers. In the 911 emergency-only mode the device was programmed with a MIN, which according to FCC regulations was required to be routed to the Public Safety Access Point (PSAP) local to the cellular tower. In the concierge mode, the device is programmed to call the PAL Services Center and contains a standard cellular MIN; it operates like a normal cellular phone. This design does not permit receiving incoming calls; the unit is only powered when the user is testing it or using it to make an outbound emergency call or to contact the call center. This results in a considerable savings on the power requirements and allows for use of ordinary alkaline batteries as the power supply for the device.

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

With the assistance of our manufacturers, we succeeded in resolving conflicts and interference that typically result from the simultaneous use of cellular and GPS technologies and we reduced the size of our GPS receiver from that of a back pack to that of a small matchbox; these developments made us among the first companies to offer a GPS unit incorporated into a handheld cell phone. The GPS1000 includes a speakerphone that is sensitive enough for the PAL Services Operator to hear a customer from within a quiet room. This change in hardware allows for hands-free use of the device at any time.

Shortly after commencing sales of the new GPS-enabled MobilePAL, MEW began working with us to develop an improved MobilePAL device complete with an improved GPS engine, speakerphone, and cellular chipset. The result was the RemoteMDx GPS2000. The GPS2000 has several advantages over the earlier versions. First is the improved quality of the GPS engine. MEW partnered with Sirf, a leading GPS technology company, to create a new, smaller GPS device with greater sensitivity and acquisition times of less than one minute. The GPS2000 is able to use the GPS engine concurrently with the cellular circuitry in the device, unlike the GPS1000 that temporarily drops the cellular signal during the time that the GPS engine is operating and then automatically redials the PAL Services Center once the location data has been obtained. Using the GPS2000, the PAL Services Center operators are able to continuously communicate with the subscriber while simultaneously determining the caller's location.

Use of a different power source in the GPS2000 increased talk time to two hours, which is two to three times that of the earlier versions. The new batteries also withstand greater temperature extremes, have reduced power leak rates, and do not physically deteriorate like their alkaline equivalents. The enhanced speakerphone on the GPS2000 allows for much clearer, better quality than the GPS1000, making it more useful as a PERS device. A recent software improvement corrected a problem that caused undesired levels of battery drain on the device. We are completing the voluntary recall and replacement of a total of approximately 200 units with the upgraded devices. The recalled devices can be reprogrammed and sold as new devices after the upgrade.

Our most recent addition to the RemoteMDx product line is TravelPAL. Designed with the same chip set as the speakerphone and GPS engine in the RemoteMDx GPS 2000, the TravelPAL has constant power supplied by a cord connected to a car's power supply through the cigarette lighter or auxiliary power port. The device sits on the car's dash and is always programmed in the "on" mode.

Recently we have developed two working prototypes of our next generation of the MobilePAL, the GPS 3000. This device has several improvements over the GPS 2000. The device is always powered on and it can receive incoming calls. No launch date has been set for this device and the device is not yet ready for commercial distribution. We do not anticipate that we would launch the GPS 3000 until sales of the GPS 2000 have reached levels agreed to with our manufacturer.

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

     o   Rechargeable units.

We have designed a watch-type device that contains a single button and fall detection mechanism that communicates with a pager-size companion device. Activated manually by pushing a button on the watch or automatically by sensing a sudden movement such as a fall, the device immediately transmits a radio frequency ("RF") signal that is picked up by the companion device that then triggers a call to the monitoring center. From there the wearer can talk to the center on the speakerphone while the GPS system pinpoints his or her location.

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

Each WatchPAL product will be specifically designed to monitor a specific chronic illness. The first chronic disease we have targeted for the WatchPAL product is designed to monitor diabetes. This WatchPAL product is designed to monitor diabetic patients remotely and unobtrusively. The patient wears a watch that will not only act as a fall detection device, but will also monitor on a preprogrammed basis the glucose level of the patient. This is done unobtrusively and without the patient's participation. The information is then transmitted to the monitoring center. If the monitoring center detects that the glucose reading is outside of that patient's given parameters, it will immediately contact the patient or care provider. If there is an emergency the monitoring center can locate the user and respond by sending assistance.

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

                                                         Application /Patent
                    Patent Title                               Number            Filing / Issue Dates         Status

Panic Button Phone                                            6,044,257               3/28/2000               Issued

Emergency Phone for Automatically                             6,226,510 B1             5/1/2001               Issued
Summoning Multiple Emergency
Response Services

Combination Emergency Phone and Personal
Audio Device                                                  6,285,867                9/4/2001               Issued

Remotely Controllable Thermostat                              6,260,765               7/17/2001               Issued

Radiotelephone for Emergency Use Only (Design)                 D440,954 S             4/24/2001               Issued

Interference Structure for Emergency                                                                      Awaiting Office
Response System Wristwatch                                   09/651,523               8/29/2000               Action

Emergency Phone with Single-Button Activation                09/538,364               3/29/2000           Awaiting Office
                                                                                                              Action

Emergency Phone with Alternate Number                                                                     Awaiting Office
Calling Capability                                           09/684,831              10/10/2000              Action

Emergency Phone with Single-Button                                                                        Awaiting Office
Activation                                                PCT/US0109871               3/28/2001               Action

Emergency Medicine and Acute Care                           VOL 0001 MA               8/13/2001           Awaiting Office
Diagnostic Input Method and System                                                                            Action

Strategic Relationships

We believe one of the Company's strengths is the high quality of our strategic alliances. The primary alliances are described below.

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

Matsushita Electric Works, Ltd

MEW grew out of a company founded by Konosuke Matsushita in 1918. This forerunner of MEW was incorporated as a public company in 1935, as the successor of the wiring device business initiated by the original firm. MEW shares the same origin with Matsushita Electric Industrial Co., Ltd. ("MEI"), which also owns the Panasonic(R) brand name. In January 2004, MEI announced its intent to increase its ownership of the outstanding shares of MEW from approximately 32% to more than 51%. According to its published reports filed with the Securities and Exchange Commission, MEI's revenues in 2003 were approximately $61 billion. The Matsushita Group of companies is recognized as one of the world's largest corporate groups.

We entered into an alliance with MEW in April 2002. At that time, MEW invested $3,000,000 and acquired shares of our Series B preferred stock. In addition, we entered into a license agreement with MEW at that time under which MEW has the right to use our patents in consideration of payment of royalties. The agreement also names MEW as our preferred manufacturer and RemoteMDx as MEW's preferred service provider worldwide. Under our agreement with MEW, MEW has the right to appoint a member to our board of directors, which to date it has declined to exercise.

Royal Philips Electronics

According to its published reports, Philips is the third largest consumer electronics manufacturer in the world with revenues in the United States of approximately $2 billion and worldwide revenues in excess of $35 billion. As the owner of the Magnavox(R) brand and the creator of some of the security products we market through SecureAlert, Philips has played a supportive role in the early development of our security products. We pay Philips a royalty of 4.5% on the cost of those items we market under the Magnavox brand. Philips also provides quality control and logistic services for those products, providing us with greater resources in that area than normally would be found in a company of our size.

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

The alliance between Aradiant and the Company has been forged in the unified development of a monitoring center specializing in telematics (the ability to locate the caller). We are enthusiastic about this alliance because it gives us the capability to move forward in developing the PAL Services Network without incurring the infrastructure costs of developing, equipping, staffing and operating our own monitoring center at this time.

Competition

We have identified several companies that we believe are developing products and services that in time could affect, or compete in, the same developing areas of the PERS industry targeted by RemoteMDx. As these products and services take hold, we expect our competition will likely rise and intensify. We believe that we can maintain some advantages over our competition due in large part to our alliance with MEW and other strategic partners. In addition, we believe that several components in our product family might enjoy significant intellectual property protection from competition.

We believe our primary competitors are as follows:

     o Lifeline Systems, Inc. - We believe that Lifeline may be the largest PERS company in the United States, reporting over 350,000 subscribers. Lifeline claims that at the touch of a button, the customer can be connected to help 24 hours a day from their home or yard. Lifeline is a public company that operates its own monitoring facility, reportedly handling over 10,000 calls per day. Unlike RemoteMDx, however, Lifeline markets solely to the non-mobile or homebound customer, limiting its potential customer base. In addition, it does not appear that Lifeline has any ongoing research and development leading to new products.

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

Dependence on Major Customers

During the fiscal year 2003, two customers accounted for more than 10% of sales. Fleetwood Homes accounted for approximately 35% ($1,459,000) of sales and Secure Alert Entertainment which accounted for approximately 13% ($559,000). In January 2003, we outsourced the distribution of products purchased by these customers to SecureAlert Entertainment, LLC ("SAE"), an entity owned and controlled by former SecureAlert employees and officers. Our agreement with SAE expires December 31, 2003 and we have no intention of extending or renewing it. The expiration of the SAE agreement will result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no ongoing arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.

Dependence on Major Suppliers

We purchase a significant amount of inventory of consumer electronics products annually from Philips. In addition, under our agreement with MEW, we purchase most of our mobile and cellular device products from MEW. During the fall of 2001, we entered into a cellular switching access agreement under which we purchase substantially all of our cellular access requirements. That agreement expires in 2004; although we are in the process of negotiating an extension of the agreement, there is no assurance we will be successful in extending or renewing the agreement. If any of these significant suppliers were to cease providing product or services to us or if we are unable to extend the agreements beyond their current terms we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

Employees

As of September 30, 2003, the Company had 12 full time employees. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relations with employees are good.

Item 2.  Description of Property

Our headquarters are located in leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as the manufacturing, warehouse and shipping facilities for Reagents. The lease expires in November 2005 with monthly base rent of $5,550, subject to annual adjustments according to changes in the Consumer Price Index. During fiscal year 2003 we closed our offices in Knoxville, Tennessee, which had been the headquarters of our SecureAlert subsidiary.

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

Holders. As of December 12, 2003, there were approximately 1,136 holders of record of the common stock and approximately 25,309,252 shares of common stock outstanding; we also have 28,311 shares of Series A preferred stock outstanding, convertible into a minimum of approximately 10,475,155 shares of common stock, as well as 1,835,824 shares of Series B preferred stock outstanding that are convertible into 1,835,824 shares of common stock. We also have granted options and warrants for the purchase of 7,219,043shares of common stock. As discussed elsewhere in this report, we may be required to issue additional shares of preferred stock to pay accrued dividends or to comply with anti-dilution adjustments to the conversion rights of the preferred shareholders.

Dividends. Since incorporation, we have not declared any dividend on the common stock. We do not anticipate declaring a dividend on the common stock for the foreseeable future. The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred stock at our option. To date all such dividends have been paid by issuance of preferred stock. We are not required to pay and do not pay dividends with respect to the Series B Preferred Stock.

Dilution. We have a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The board of directors determines when and under what conditions and at what prices to issue stock. In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights.

In addition to shares initially issued to Biomune shareholders at the time of the spin-off in October 1997, we agreed with the NASD to issue additional shares of common stock in connection the distribution to those Biomune shareholders of record on February 11, 1998. We have issued additional shares of common stock under this agreement from time to time since February 1998. No shares were issued under this agreement in fiscal years 2002 or 2003.

The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Transfer Agent and Registrar. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York City, NY 10005.

Recent Sales of Unregistered Securities

The following information summarizes certain information for all securities we have sold during the past two fiscal years without registration under the Securities Act.

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

Fiscal Year 2003

During the year ended September 30, 2003, we issued 11,760,422 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

     o   2,038,446 shares were issued for cash proceeds of $1,258,700

     o   302,668 shares were exchanged for debt and accrued interest of $442,750

     o 15,000 shares were issued in connection with financing transactions as inducement to provide financing, these shares are redeemable at the option of the holder at $3.00 per share

     o 135,701 shares were issued upon exercise of options in consideration of reduction in related-party debt

     o   517,256 shares were issued for services

     o 652,352 shares were issued upon the conversion of 2,097 shares of Series A Preferred Stock

     o 8,113,999 shares were issued to ADP Management and other creditors in connection with the debt restructuring plan implemented during 2003 (see Item 6. Management's Discussion and Analysis or Plan of Operation, "Recent Developments")

In each of these transactions the securities were issued to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act or the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by
Section 4(2), including Rule 506 of Regulation D under the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.

The following table summarizes our results of operations for the last two completed fiscal years.

               Summary Consolidated Statements of Operations Data

                                                   Year Ended September 30,
                                                     2003              2002
                                              ----------------------------------
Net sales                                      $   4,163,526     $   11,013,147

Cost of goods sold                                 3,702,003          9,558,264
                                              ----------------------------------
       Gross profit                                  461,523          1,454,883

Research and development expenses                    113,428            514,329

Impairment of goodwill and inventory               2,248,000          4,314,987

Selling, general, and administrative expenses      5,151,860         26,847,767
                                              ----------------------------------

       Loss from operations                       (7,051,765)       (30,222,200)
                                              ----------------------------------
Other income (expenses):

      Interest and other income                        1,959              9,987

      Interest expense                              (839,531)        (3,263,653)
                                              ----------------------------------
       Net loss                                $  (7,889,337)    $  (33,475,866)
                                              ==================================

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Results of Operations

Net Sales

In the fiscal year ended September 30, 2003, we had net sales of $4,163,526 compared to net sales of $11,013,147 for the fiscal year ended September 30, 2002, a decrease of $6,849,621. This decrease is due primarily to the outsourcing of distribution of our consumer electronics and automotive telematics products beginning in January 2003. During the year ended September 30, 2003, sales at SecureAlert provided net sales of $3,611,746, compared to net sales of $10,470,970 for September 30, 2002. Sales of consumer electronics products provided approximately 89% of our total net sales in 2002 and approximately 78% of total net sales in fiscal year 2003. Reagents net sales for the fiscal year ended September 30, 2003 were $551,780 compared to $542,177 in fiscal year 2002, an increase of approximately 2%. As our focus continues to shift to our remote health monitoring and diagnostics business, we anticipate that Reagents' sales will decrease in the future as a percentage of total sales.

Cost of Goods Sold

In the fiscal year ended September 30, 2003, cost of goods sold totaled $3,702,003, compared to cost of goods sold in 2002 of $9,558,264. This decrease is due to the outsourcing of distribution of our consumer electronics and automotive telematics products during the first and second quarters of fiscal 2003. SecureAlert's cost of goods sold totaled $3,370,968, or 81% of its net sales in 2003, compared to $9,210,535, or 88% for September 30, 2002. Reagents' cost of goods sold totaled $331,035 in 2003, compared to $347,729 for the year ended September 30, 2002, a decrease of $16,694 or approximately 5% from the prior fiscal year. The decrease in overall margins of the Company from 13% in fiscal year 2002 to 11% in fiscal year 2003 related primarily to a write-off of $116,000 of capitalized tooling costs charged by a supplier from which the Company no longer purchases. The effect of the write-off on gross margin was partially reduced by Reagents' gross margin increase for the fiscal year ended September 30, 2003 over 2002 because of reduction of direct labor costs.

Research and Development Expenses

In the fiscal year ended September 30, 2003, we incurred research and development expenses of $113,428, compared to similar expenses in 2002 totaling $514,329. The decrease was primarily due to terminating the SecureAlert Telematics agreement. We anticipate higher research and development expenses in the future due to ongoing research and development related to our WatchPAL products.

Selling, General and Administrative Expenses

In the fiscal year ended September 30, 2003, our selling, general and administrative expenses totaled $5,151,860, compared to $26,847,767 for the fiscal year ended September 30, 2002. This decrease relates primarily to a decrease in non-cash compensation expense in connection with the grant of options and issuance of shares in lieu of cash compensation to consultants and employees, including officers and directors of the Company, based on the estimated value of $3.00 per share in fiscal year 2002 compared to fiscal year 2003 in which stock prices ranged from $.54 per share to $3.00 per share. The high stock compensation in fiscal year 2002 primarily related to expenses incurred to ADP Management for consulting and financing services. In fiscal year 2002 these non-cash expense items totaled $20,326,882, compared to $2,080,338 in fiscal year 2003, a reduction of approximately 90%. In addition to the reduction of expenses related to consulting and financing services, the following expenses decreased by the indicated amounts from the prior year due to the outsourcing of distribution of the Company's consumer electronics products: advertising ($418,700), legal ($537,922), payroll ($607,628), and travel ($491,808).

Interest Income and Expense

In the fiscal year ended September 30, 2003, interest expense was $839,531, compared to $3,263,653 in fiscal year 2002. In fiscal year 2002 this amount consisted primarily of expense allocated to interest from non-cash consideration (including preferred stock and stock purchase options) issued in lieu of cash to reduce or repay debt to ADP and to third parties. We had interest income of $1,099 and other income of $860 during fiscal year 2003, compared to interest income of $5,562 and other income of $4,425 during fiscal year 2002.

Net Loss

We had a net loss in the year ended September 30, 2003 totaling $7,889,337, compared to a net loss of $33,475,866 in fiscal year 2002. The decrease in net loss in fiscal year 2003 was due primarily to the elimination of certain stock-based consulting and financing compensation which occurred in fiscal year 2002. In addition the Company recognized impairment in goodwill of $2,248,000 in fiscal year 2003 compared an impairment of $4,207,045 in 2003.

Liquidity and Capital Resources

September 30, 2003

We have not historically financed operations entirely from cash flows from operating activities. During the year ended September 30, 2003 we supplemented cash flows with borrowings from a related party and the sale of equity securities.

At September 30, 2003 we had cash of $136,894, compared to cash of $51,390 at September 30, 2002. We had a working capital deficit of $1,826,996, compared to a working capital deficit of $5,150,881 at September 30, 2002. The decrease in working capital deficit is the result of the debt restructuring in the third quarter of fiscal year 2003 and decreasing operational expenses of approximately $2,100,000 from outsourcing consumer electronics.

During fiscal year 2003, our operating activities used cash of $2,371,811, compared to $7,382,894 cash used in 2002.

Investing activities for the year ended September 30, 2003 used cash of $2,345, compared to $101,118 of cash used by investing activities in the year ended September 30, 2002. Cash used in 2003 was expended primarily for property and equipment purchases.

Financing activities for the year ended September 30, 2003 provided $2,459,660 of net cash compared to $7,475,425 of net cash provided from those activities in the year ended September 30, 2002.

We had net payments of $704,051 on a related-party line of credit and related party advances and borrowed $1,915,908 from the issuance of short-term notes payable during the year ended September 30, 2003. Net borrowings from our related party line of credit provided cash of $1,860,224 in fiscal year 2002; short-term borrowings during the year ended September 30, 2002 totaled $4,249,695.

In fiscal year 2003, we incurred a net loss of $7,889,337 and negative cash flows from operating activities of $2,371,811, compared to a net loss of $33,475,866 and negative cash flow of $7,382,894 for the year ended September 30, 2002. As of September 30, 2003, our working capital deficit was $1,826,996 and we had a net tangible stockholders' deficit of $3,223,713 and accumulated deficit of $63,073,294.

These factors, as well as the risk factors set out elsewhere in this report raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty include the conversion of a significant portion of our outstanding debt and other obligations, as well as raising capital from the sale of our common stock and other debt and equity securities.

The Company has 1,013,851 redeemable common shares outstanding which have been recorded at a value of $1,536,006. These shares represent a total future potential obligation of the Company in the amount of $1,952,666. The shares outstanding have all the rights of the Company's common stock and are redeemable as detailed in the following table:

                                                              Redeemable
                                            Number of        Value (Aggregate
        Description of Obligation            Shares         Redemption Price)

    Common shares redeemable at $3.00         45,000              $135,000
    per share (1)

    Common shares redeemable at $3.00        110,000             $330,000
    per share (2)

    Common shares redeemable at $0.54        185,185             $100,000
    per share (3)

    Common shares redeemable at $2.00        483,333             $966,666
    per share (4)

    Common shares redeemable at $3.00        58,333              $175,000
    per share (5)

    Common shares redeemable at $1.50        100,000             $150,000
    per share (6)

    Common shares redeemable at $3.00        32,000              $96,000
    per share (7)

    Totals                                   1,013,851           $1,952,666

Notes:

     (1) The shares are redeemable after December 31, 2003.

     (2) The shares are redeemable after December 31, 2003.

     (3) The shares are redeemable after December 31, 2003 if the stock is not listed on a national exchange and if the shares have not been registered or otherwise made freely tradable.

     (4) The shares are redeemable at $2.00 per share after December 31, 2003; provided, however, that the put option may not be exercised if (a) the shares are registered or otherwise freely tradable without restrictions; (b) the company is listed on a national stock exchange, and (c) the closing market price for a period of at least 15 consecutive trading days is $2.00 or higher.

     (5) The shares are redeemable at $3.00 per share after December 31, 2003 because the closing market price of the common stock of RemoteMDx stock was not at least $3.00 per share on each of December 26th, 29th, and 30th, 2003 and the shares are not listed on a national stock exchange.

     (6) The shares are redeemable at $1.50 per share after December 31, 2003 if the stock is not listed on a national stock exchange and is not trading at a price per share equal to or greater than $1.50.

     (7) The shares are redeemable at $3.00 per share after December 31, 2003.

The following chart includes principal balances and interest rates applicable to borrowings as of September 30, 2002 and 2003. As a result of the restructuring agreement and related transactions entered into from April through September 2003, the outstanding debt of the Company has been significantly reduced, as follows:

                                                                                   Amount Owing at        Amount
     Description of Obligation    Annual Interest Rate        Maturity Date            9/30/02       Owing at 9/30/03
     Advances from ADP
     Management                      Prime Rate (1)               Demand           $    951,290      $      82,676 (2)

     Bank Line of Credit          LIBOR plus 2.15% (3)        March 15, 2003       $  1,100,000      $           0 (4)

     Bank Line of Credit             Prime plus .25%          March 11, 2004           N/A (5)       $     550,786

     Note to Shareholder (6)                 5%                   March 2004       $    250,000      $     134,235

     Note to Shareholder (6)                 5%                   March 2004       $    250,000      $     134,235

     Promissory Note                        12%                March 31, 2003      $    100,720      $           0 (7)

     Note to officer                        12%                    Demand          $     25,000      $           0 (8)

     Promissory Note                      22.5%             September 30, 2002     $    800,000      $           0 (7)

     Promissory Note                        18%             September 30, 2002     $    600,000      $     600,000 (9)

     Promissory Note                      14.5%               June 30, 2003        $    350,000      $           0 (7)

     Promissory Note                        10%              December 31, 2002     $    270,795      $           0

     Promissory Note                        18%              September 30, 2002    $    200,000      $           0 (10)

     Promissory Note                        18%              September 30, 2002    $    150,000      $           0 (11)

     Promissory Note                        18%              September 30, 2002    $     50,000      $           0 (12)

     Promissory Note                        18%              September 30, 2002    $     50,000      $      25,000

     Promissory Note                        12%                March 30, 2004      $          0      $     300,000 (13)

     Promissory Note                        12%                March 30, 2004      $          0      $     175,000

     Promissory Note                        20%                March 22, 2004             N/A        $      45,759

     Totals                                N/A                     N/A             $  5,147,805      $   2,047,691

     (1)    The prime rate at September 30, 2002 was 4.75%.

     (2) By agreement dated April 2, 2003, ADP Management Corporation ("ADP Management"), an entity owned and controlled by Derrick and Dalton, converted all amounts owing under this obligation as of June 30, 2003 into common stock.

     (3)    At September 30, 2002 this rate was 4.75%.

     (4) This note was refinanced by a note at another bank (next entry in table) subsequent to September 30, 2002.

     (5) This note was entered into after September 30, 2002 to refinance the original bank line of credit described in the preceding entry on the table.

     (6) A note entered into in December 2002 with monthly payments of $40,000, commencing March 31, 2003 until paid in full, replaced this note.

     (7) This obligation was assumed by ADP Management in June 2003 and converted to common stock but the Company remains the guarantor of the note.

     (8)    The Company paid this obligation in full in November 2002.

     (9) Derrick and Dalton guarantee this note personally. In June 2003, ADP Management agreed to assume this note and will pay it off on behalf of the Company. The note is secured by a lien on the assets, including inventory and accounts receivable, of the Company. The lender has not agreed to release the Company as a primary obligor under the note. Under the April 2, 2003 agreement with ADP Management, ADP Management, Derrick, and Dalton released the Company from any liability for their assumption of this obligation and converted into common stock the amounts that would otherwise be payable to them for their payment of the note. Notwithstanding the assumption of this note by Messrs. Derrick and Dalton and their affiliate ADP Management, in the event they fail to pay the note on our behalf the lender retains its rights to proceed against us and our assets as a secured creditor to satisfy any amount outstanding on the note, as well as the costs of collection. The Company's financial statements reflect a $700,000 subscription receivable from ADP Management for the issuance of the related common stock. This subscription will be satisfied as ADP Management pays the note. After September 30, 2003, the amount owing under this obligation was reduced by payments totaling $200,000.

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

     (13) The borrower has an exchange option to covert the principal sum outstanding and any unpaid interest to common stock at $1.50 per share.

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

Natale Agreement

On February 28, 2003, we entered into an agreement with Tom Natale, who had been serving as our President. Under the terms of the agreement, which was subsequently amended and extended through October 2003, Mr. Natale and the Company mutually agreed to terminate Mr. Natale's employment contract. Mr. Natale was paid a monthly consulting fee of $5,000 and received health benefits from the Company through November 2003. A bonus payment of $30,000 was paid in October 2003. Mr. Natale also entered into a nondisclosure and confidentiality agreement relating to the Company's technology, including trade secrets and other intellectual property. In a separate agreement entered into June 30, 2003, Mr. Natale assigned to the Company a $100,000 certificate of deposit previously pledged as collateral for the Company's line of credit at a bank. In consideration of the assignment, the Company agreed to release and indemnify Mr. Natale from further liability under the line of credit and agreed to pay back interest of $8,000 and to issue to Mr. Natale 7,500 shares of common stock and warrants to purchase 7,500 shares of common stock at a price of $3.00 per share. Mr. Natale also received a $100,000 promissory note payable to him jointly and severally by Derrick, Dalton, and ADP Management. ADP Management has assumed all obligations to Mr. Natale and the Company is under no further obligation.

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

Consumer Electronics Distribution

On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE") granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In consideration of the grant of exclusive rights in the agreement, SAE agreed to make all payments to Mr. Bishop under his several agreements with the Company and to purchase inventory from the Company. In addition, former SecureAlert shareholders waived their right to and returned to the Company for cancellation 400,000 shares of common stock issued in the merger with SecureAlert. SAE is barred from marketing or distributing products to the PERS and home medical or personal health monitoring markets and is bound by a five-year post-termination covenant against competing with the Company in any market. The agreement was subsequently amended in June 2003 to clarify the pricing of products as well as policies regarding the Company's responsibility for warranty service, returns, and delivery of product; purchases are made only by submission of orders to the Company and title to products passes upon shipment. The agreement expired December 31, 2003 and the Company expects revenues from the sale of consumer electronics products to decline substantially after December 31, 2003.

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

PFK Development Corporation

In June 2003, the Company entered into an agreement with PFK Development Group, Ltd. ("PFK"), to extend through April 2004 a consulting agreement originally entered into in September 2002. The agreement requires PFK to provide consulting services to the Company relating to the acquisition of new technologies. The Company agreed to issue 100,000 shares of common stock to PFK and to pay cash consulting fees of $3,900 per month during the term of the agreement.

Related Party Debt Restructuring

During the year ended September 30, 2003, the Audit Committee of the board of directors approved a debt-restructuring package proposed by ADP Management, Derrick and Dalton. By agreement dated April 2, 2003, the Company and ADP Management, Derrick and Dalton agreed to the following primary terms:

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

During the year ended September 30, 2003, in connection with the raising of equity funds for the Company, the Company entered into an agreement with Derrick, Dalton, and ADP Management wherein ADP Management agreed to continue to assist the Company in its financing activities by assuming the following debt Company into the ADP line of credit:

     o      $1,086,628 of short-term notes payable of $1,086,628

     o      $503,387 of Sun Trust line of credit

     o $550,000 of Certificates of deposit owed to individuals used to secure the Zion's line of credit.

ADP also agreed to assume certain debt and contingent obligations for which the Company has not been released by the holder of the instrument which obligates the Company and is therefore still recorded on the Company's books as follows:

     o $600,000 note payable, and associated accrued interest of approximately $100,000 due to an individual

     o Redeemable common stock recorded at $725,000 with a redemption obligation of $966,666 (See note 7)

After assuming the above debt and contingent liabilities and assuming an additional $800,000 note (see below), ADP converted its line of credit and these assumed obligations into 8,113,999 of the Company's common stock and exchanged subscription receivables as follows:

     o Converted $2,373,961 of the ADP line of credit, including $27,346 of accrued interest on notes assumed by ADP

     o Assumed an $800,000 note payable due to an individual. The Company was released as the primary obligor on the note by the individual but remains a guarantor for the full amount.

     o The Company assigned a subscription receivable of $338,300 due from MK financial to ADP Management

     o The Company recorded a subscription receivable of $700,000 for the $600,000 note payable, and associated accrued interest of approximately $100,000 due to an individual which was assumed by ADP but which the Company has not been released.

As part of this conversion and exchange the Company recognized a non-cash expense of $845,628 based on the excess of the value of the stock issued over the debt relieved and subscription receivable recorded.

The total debt relief provided to us as a result of these transactions was approximately $3,173,961. ADP Management also committed to assume an additional $700,000 of debt upon release of the Company by the note holder. The total number of shares issued in connection with this agreement with ADP Management was 8,113,999 shares in connection with its assumption of debt, guarantees, and agreement to indemnify the Company. The number of shares ultimately retained by ADP Management is not known at this time as ADP Management will continue to negotiate settlement of debts and obligations assumed by it and use the shares allocated to it as consideration for such settlements.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2003 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Revenue Recognition

We derive revenue primarily from the sale of consumer electronics, sale of its mobile medical emergency products with service contracts, and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. For the two fiscal years ended September 30, 2003 and 2002, the provision for sales returns was not material. Revenue from products sold with long-term service contracts are recognized ratably over the life of the expected life of the contract. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

Impairment of Long-lived Assets

Under applicable accounting principles, we do not amortize goodwill. Goodwill is subject to an impairment test, which is performed at least annually. Our goodwill is related to the acquisition of SecureAlert in July 2001. During the year ended September 30, 2003 we tested goodwill for impairment by comparing the carrying value of the assets of our wholly owned subsidiary SecureAlert, to the estimated fair value of those assets. The fair value was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices. The carrying amount including goodwill was determined to exceed the estimated fair value. Therefore we recognized an impairment of goodwill in 2003.

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

Accounting for Stock-based Compensation

We account for stock-based compensation issued to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in Note 11 to the audited financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the Company commits to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." FIN No. 45 also requires us to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The adoption of FIN No. 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by APB Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 did not have a material impact on our financial position or operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the requirements of FIN No. 46 may have a material impact on our financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Adoption of SFAS No. 150 did require us to present certain redeemable common stock previously classified as mezzanine capital as a liability and may in the future require additional reclassifications of redeemable instruments from mezzanine capital to liabilities.

Risk Factors

Caution Regarding Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are forward-looking, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take including restructuring or strategic initiatives or about developments beyond our control. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "might," "should," "may," "project," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements. These statements are made on the basis of management's views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance however that our expectations will necessarily come to pass. The factors that could materially affect future developments and performance include those set forth below.

The financial statements contained in our annual report on Form 10-KSB for the years ended June 30, 2003 have been prepared on the basis that we will continue as a going concern, notwithstanding the fact that our financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance we will ever be profitable.

In fiscal year 2003, we incurred a net loss of $5,598,928, negative cash flow from operating activities of $2,263.786, and an accumulated deficit of $63,036,294.

These factors, as well as the risk factors set out below raise substantial doubt about our ability to continue as a going concern. The financial statements and the report of our accountants included in this report do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty include the conversion of a significant portion of our outstanding debt and other obligations, as well as raising capital from the sale of our securities.

As a result of our increased focus on a new business market our business is subject to many of the risks of a new or start-up venture.

The change in our business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development. If we are to be successful in this new business direction, we must accomplish the following, among other things:

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

Our management group owns or controls a significant number of our outstanding shares.

Certain of our directors, executives and principal shareholders or persons associated with them beneficially own approximately 61% of our outstanding common stock. In addition, these individuals are the beneficial owners of preferred stock convertible into a significant number of shares of common stock. As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. See Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," and Item 11 "Security Ownership of Certain Beneficial Owners and Management."

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

During the two most recent fiscal years we have been dependent upon certain major customers, the loss of which would adversely affect our results of operations and business condition. Certain of these customers now purchase product from distributors owned and controlled by our former executives and consultants, which will reduce our revenues in future operating periods.

During fiscal year 2003, two customers accounted for more than 10% of sales. Fleetwood Homes accounted for approximately 35% ($1,459,000) of sales and Secure Alert Entertainment accounted for approximately 13% ($558,549). In January 2003, we outsourced the distribution of products purchased by these customers to SecureAlert Entertainment, LLC ("SAE"), an entity owned and controlled by former SecureAlert employees and officers. Our agreement with SAE expires December 31, 2003 and we have no intention of extending or renewing it. The expiration of the SAE agreement will result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no ongoing arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.

The loss of one or more of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us. In addition, certain of these customers purchase products in market channels we have now outsourced or licensed to third-party distributors. This arrangement expires at December 31, 2003. Following the expiration of this agreement, there is no assurance these customers will continue to purchase products at historic levels.

We purchase a significant amount of inventory of consumer electronics products annually from a single supplier under an agreement that expires next year. We also rely on significant suppliers for other key products and cellular access. If we do not renew these agreements when they expire we may not continue to have access to these suppliers' products or services at favorable prices or in volumes as we have in the past, which would reduce our revenues and could adversely affect our results of operations or financial condition.

Our principal supplier of consumer electronics products is Philips, under an agreement that expires in 2004. In addition, under our agreement with Matsushita Electric Works, Ltd. ("MEW"), we purchase most of our mobile and cellular device products from MEW. During the fall of 2001, we entered into a cellular switching access agreement under which we purchase substantially all of our cellular access requirements. That agreement expires in 2004. If any of these significant suppliers were to cease providing product or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

Our proposed business plan subjects our research, development and ultimate marketing activities to current and possibly to future government regulation. The cost of compliance or the failure to comply with this regulation could adversely affect our business, results of operations and financial condition.

The products we currently distribute and sell are not subject to specific approvals from any governmental agency, although our products using cellular and GPS products must be manufactured in compliance with applicable rules and regulations of the Federal Communications Commission. Under our new business plan we are developing and intend to market medical devices that are or that may become regulated by a number of governmental agencies, including the United States Food and Drug Administration ("FDA"). The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory agencies in most foreign countries. The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products developed by us that are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations that could delay, limit or prevent required regulatory approvals. In addition, we may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. We may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if we obtain regulatory approval of a marketed product, our manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations.

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

We face intense competition, including competition from entities that are more established and have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.

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

Many of the companies currently in the remote medical monitoring and diagnostic market may have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals, and marketing than those available to us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies, and public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing in the medical diagnostic arena. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.

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

We may not realize revenues from the sale of any of our new products or services for several years, if at all. Some of the products we are currently evaluating likely will require further research and development efforts before they can be commercialized. There can be no assurance that our research and development efforts will be successful or that we will be successful in developing any commercially successful products. In addition, the technology which we integrate or that we may expect to integrate with our product and service offerings, is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets and GPS technology depends upon "line-of-sight" access to satellite signals used to locate the user. This limits the effectiveness of GPS if the user is in the lower floors of a tall building, underground or otherwise located where the signals have difficulty penetrating. Other difficulties and uncertainties normally associated with new industries or the application of new technologies in new or existing industries also threaten our business, including the possible lack of consumer acceptance, difficulty in obtaining financing for untested technologies, increasing competition from larger well-funded competitors, advances in competing or other technologies, and changes in laws and regulations affecting the development, marketing or use of our new products and related services.

We are dependent upon our strategic alliances, the loss of which would limit our success.

Our strategy for the identification, development, testing, manufacture, marketing and commercialization of our products and services includes, entering into various collaborations through corporate alliances. We have entered into collaborative relationships with a significant engineering and product commercialization firm and a multi-national manufacturing corporation, and we believe that these relationships provide us with strong strategic alliances for the design and engineering of our products. MEW, our manufacturing partner, is a large Japanese multinational with significant operations and holdings in several industries, including electronics. There can be no assurance, however, that these relationships will succeed or that we will be able to negotiate strategic alliances with other parties on acceptable terms, if at all, or that any of these collaborative arrangements will be successful. To the extent we choose or are unable to establish or continue such arrangements we could experience increased capital requirements as a result of undertaking such activities. In addition, we may encounter significant delays in introducing products currently under development into the marketplace or find that the development, manufacture or sale of our proposed products are adversely affected by the absence of successful collaborative agreements.

We have a history of losses and anticipate significant future losses and may be unable to project our revenues and expenses accurately.

As a development stage company, we expect to incur net operating losses and negative cash flows for the foreseeable future. We will incur significant expenses associated with the development and deployment of our new products and promoting our brand. We intend to enter into additional arrangements through current and future strategic alliances that may require us to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations. We may also be required to offer promotional packages of hardware and software to end-users at subsidized prices in order to promote our brand, products and services. These guaranteed payments, promotions and other arrangements would result in significant expense. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability in the future. In addition, because of our limited operating history in our newly targeted markets, we may be unable to project revenues or expenses with any degree of certainty. We expect expenses to increase significantly in the future as we continue to incur significant sales and marketing, product development and administrative expenses. We cannot guarantee that we will be able to generate sufficient revenues to offset operating expenses or the costs of the promotional packages or subsidies described above, or that we will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.

Our business plan anticipates significant growth through sales and acquisitions; to manage the expected growth we will require capital and there is no assurance we will be successful in obtaining necessary additional funding.

If we are successful in implementing our business plan, we may be required to raise additional capital to manage anticipated growth. Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the number and type of clinical or other tests we may be required to conduct in seeking government or agency approval of these products, the success of our development efforts, the cost and timing of establishing or expanding our sales, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to shareholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories. Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

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

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries. We have applied for several patents and those applications are awaiting action by the Patent Office. There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. The enforcement of patent rights can be uncertain and involve complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.

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

The original investors in our Series B preferred stock and MEW have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event we were to sell shares of common stock at a price below the original conversion price of $3.00 per share. We have issued shares to certain creditors to convert debt to equity at prices that are below the $3.00 conversion price. Certain holders of the Series B preferred stock, including MEW, have waived their right to receive the adjustment for such issuances through December 11, 2003, but there is no assurance that any holder of Series B preferred stock will waive those rights as to future issuances. Any increase in the number of shares of common stock issued upon conversion of Series B preferred shares would compound the risks of dilution to existing shareholders.

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

We do not directly control the manufacturing facilities where our products are made and we must depend on third parties to make our products according to our standards for quality and reliability. We do not own any manufacturing facilities or equipment and do not employ any manufacturing personnel. We use third parties to manufacture our products on a contract basis. There is no assurance that we will be able to obtain qualified contract manufacturing services on reasonable terms. In addition, the manufacture of our products involves complex and precise processes. Changes in manufacturing processes by our contract manufacturer or our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. For example, during the year ended September 30, 2003, we voluntarily recalled approximately 200 GPS devices that contained a defect causing the battery to drain power at an unacceptable rate. The problem was quickly resolved and the units replaced at the expense of our manufacturer. There is no assurance, however, that similar problems will not arise in the future with these other products.

Penny stock regulations may impose certain restrictions on marketability of the Company's securities.

The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, the common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of investors to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

Investors should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

      o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company's management is aware of the abuses that have occurred historically in the penny stock market.

The holders of our Series B preferred stock have voting rights that are the same as the voting rights of holders of our common stock, which effectively dilutes the voting power of the holders of the common stock.

Holders of shares of Series B preferred stock are entitled to one vote per share of Series B preferred stock on all matters upon which holders of the common stock of the Company are entitled to vote. Therefore, without converting the shares of Series B preferred stock, the holders thereof enjoy the same voting rights as if they held an equal number of shares of common stock, as well as the liquidation preference described above. In addition, without the approval of holders of a majority of the outstanding shares of Series B preferred stock voting as a class, we are prohibited from (i) authorizing, creating or issuing any shares of any class or series ranking senior to the Series B preferred stock as to liquidation rights; (ii) amending, altering or repealing our Articles of Incorporation if the powers, preferences or special rights of the Series B preferred stock would be materially adversely affected; or (iii) becoming subject to any restriction on the Series B preferred stock other than restrictions arising solely under the Utah Act or existing under our Articles of Incorporation as in effect on June 1, 2001.

Item 7.  Financial Statements

Our audited financial statements and associated notes are included and set forth on pages F-1 through F-43 of this report.


REMOTEMDX, INC.
Consolidated Financial Statements
September 2003 and 2002

                                                                 REMOTEMDX, INC.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------




                                                                            Page
                                                                            ----

Reports of Independent Public Accountants                                    F-2


Consolidated Balance Sheet                                                   F-4


Consolidated Statements of Operations                                        F-5


Consolidated Statements of Stockholders' Equity (Deficit)                    F-6


Consolidated Statements of Cash Flows                                        F-8


Notes to Consolidated Financial Statements                                  F-11

                                                                 REMOTEMDX, INC.
                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of RemoteMDx, Inc.


We have audited the accompanying consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows of RemoteMDx, Inc., (the Company), for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. as of September 30, 2003 and the consolidated results of their operations and cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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




Salt Lake City, Utah
November 26, 2003
except for notes 7 and
16 which are dated
January 5, 2004

                                                                 REMOTEMDX, INC.
                                                      Consolidated Balance Sheet

                                                              September 30, 2003
--------------------------------------------------------------------------------


        Assets
        ------

Current assets:
  Cash                                                          $       136,894
  Restricted cash                                                       550,026
  Accounts receivable, net of allowance for
    doubtful accounts of $233,000                                        84,916
  Inventories                                                           364,437
  Prepaids and other assets                                               2,331
                                                                ----------------

        Total current assets                                          1,138,604

Property and equipment, net                                              30,672
Core technology, net of amortization of $420,000                        140,000
Goodwill                                                              1,321,164
Other assets                                                             12,617
                                                                ----------------

                                                                $     2,643,057
                                                                ----------------



        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Bank line of credit                                           $       550,786
  Related party convertible notes payable                               268,470
  Related party advances                                                 82,676
  Accounts payable                                                      385,794
  Accrued expenses                                                      421,673
  Deferred revenues                                                      14,442
  Short-term notes payable                                            1,145,759
  Redeemable stock subject to mandatory redemption
    (see note 7)                                                         96,000
                                                                ----------------

        Total current liabilities                                     2,965,600

Commitments and contingencies                                                 -


Redeemable common stock (see note 7)                                  1,440,006

Stockholders' deficit:
  Series A convertible preferred stock; 10% dividend,
   non-voting, non-participating; $.0001 par value,
   $200 stated value; 40,000 shares designated;
   30,446 shares issued and outstanding (aggregate
   liquidation preference of $88,176)                                         3
  Series B convertible preferred stock; $0.0001 par
   value; 2,000,000 shares designated; 1,835,824 shares
   issued and outstanding (aggregate liquidation
   preference of $6,058,219)                                                184
  Common stock, $.0001 par value, 50,000,000 shares
   authorized; 23,917,032 shares issued and outstanding                   2,392
  Additional paid-in capital                                         62,128,166
  Series A preferred stock subscription receivable                     (700,000)
  Deferred consulting fees and financing costs                         (120,000)
  Accumulated deficit                                               (63,073,294)
                                                                ----------------

        Total stockholders' deficit:                                 (1,762,549)
                                                                ----------------

                                                                $     2,643,057
                                                                ----------------



--------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                F-1


                                                                                     REMOTEMDX, INC.
                                                                Consolidated Statement of Operations

                                                                           Years Ended September 30,
----------------------------------------------------------------------------------------------------


                                                                       2003               2002
                                                                ------------------------------------
Sales, net                                                      $     4,163,526     $    11,013,147
Cost of goods sold                                                    3,702,003           9,558,264
                                                                ------------------------------------

        Gross profit                                                    461,523           1,454,883
                                                                ------------------------------------

Operating expenses:
  Research and development                                              113,428             514,329
  Selling, general and administrative (including
    $2,080,338 and $20,326,882 of compensation expense
    paid in stock or stock option/warrants, respectively)             5,151,860          26,847,767
  Impairment of inventory                                                     -             107,942
  Impairment of goodwill                                              2,248,000           4,207,045
                                                                ------------------------------------

        Total operating expenses                                      7,513,288          31,677,083
                                                                ------------------------------------

        Loss from operations                                         (7,051,765)        (30,222,200)
                                                                ------------------------------------

Other income (expense):
  Interest income                                                         1,099               5,562
  Interest expense (including $0 and
   $2,776,465 paid in stock and warrants, respectively)                (839,531)         (3,263,653)
  Other income                                                               860               4,425
                                                                ------------------------------------

        Total other expense                                            (837,572)         (3,253,666)

        Income tax benefit                                                    -                   -
                                                                ------------------------------------

        Net loss                                                     (7,889,337)        (33,475,866)

Beneficial conversion feature on Series A preferred
  stock and Series A Preferred stock dividends                       (2,372,810)           (501,000)
                                                                ------------------------------------

        Net loss applicable to common shareholders              $   (10,262,147)    $   (33,976,866)
                                                                ------------------------------------

Net loss per common share - basic and diluted                   $         (0.58)    $         (3.50)
                                                                ------------------------------------

Weighted average shares - basic and diluted                          17,817,000           9,707,000
                                                                ------------------------------------

----------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                                    F-2

                                                                                                                     REMOTEMDX, INC.
                                                                            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                             Years Ended September 30, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------


                               Preferred Stock                                                  Deferred
                      ----------------------------------------------------------               Financing
                          Series A           Series B           Common Stock       Additional      and         Stock
                      ----------------------------------------------------------  Paid-In     Consulting Subscriptions   Accumulated
                      Shares  Amount     Shares    Amount     Shares      Amount    Capital       Fees      Receivable       Deficit
                      --------------------------------------------------------------------------------------------------------------
Balance at September
30, 2001               24,181      2     700,001       70   7,841,585        784   27,652,020            -   (338,300)  (21,708,091)

Issuance of redeemable
 common stock for
 deferred financing
 services                   -      -           -        -              -       -            -     (375,000)         -             -

Issuance of common
stock for:
  Exercise of stock
  options;
     options were
     exercised through
     reduction of
     related party
     line-of- credit        -      -           -        -      1,712,844     171      924,763            -          -             -
   Debt and accrued
    interest                -      -           -        -         35,735       4      107,310            -          -             -
   Prepaid consulting
    fees                    -      -           -        -        224,000      23      671,978     (648,000)         -             -
   Discounts related
    to debt                 -      -           -        -        145,000      15      434,985            -          -             -
   Consulting services      -      -           -        -         79,885       8      239,647            -          -             -
   Conversion of
    Series A
    preferred stock    (6,872)    (1)          -        -      2,537,846     254         (253)           -          -             -
   Exchange of
     redeemable
     common stock           -      -           -        -         40,000       4      119,996            -          -             -

Issuance of Series B
preferred stock and
common stock warrants
for cash                    -      -   1,135,823      114              -       -    3,366,159            -          -             -

Warrants to purchase
Series A preferred
stock granted to a
related party in
connections with
borrowings to the
Company resulting in
$1,445,525 interest
expense and $332,488
compensation expense        -      -           -        -              -       -    1,778,013            -          -             -

Issuance of Series A
preferred stock for:
   Related party
     cashless exercise
     of warrants to
     purchase Series A
     preferred stock
     resulting in
     additional
     compensation
     expense of
     $5,416,812         6,688      1           -        -              -       -    5,416,811            -          -             -
   Services from
     related party      2,094      1           -        -              -       -    2,324,340            -          -             -

Warrants to purchase
common stock granted
to related party in
connection with loans
to the Company
resulting in $895,940
interest expense and
$8,770,499
compensation expense        -      -           -        -              -       -    9,666,439            -          -             -

Stock option
compensation for
consulting services         -      -           -        -              -       -    2,236,072            -          -             -

Amortization of
deferred consulting
and financing costs         -      -           -        -              -       -            -      668,000          -             -

Preferred stock
dividend accrued            -      -           -        -              -       -     (501,000)           -          -             -

Preferred stock
dividend paid with
Series A preferred
stock                      39      -           -        -              -       -        7,803            -          -             -

Net loss                    -      -           -        -              -       -            -            -          -   (33,475,866)
                      --------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-3


                                                                                                                     REMOTEMDX, INC.
                                                                            Consolidated Statement of Stockholders' Equity (Deficit)
                                                                                                                           Continued

------------------------------------------------------------------------------------------------------------------------------------


                               Preferred Stock                                                  Deferred
                      ----------------------------------------------------------               Financing
                          Series A           Series B           Common Stock       Additional      and         Stock
                      ----------------------------------------------------------  Paid-In     Consulting Subscriptions   Accumulated
                      Shares  Amount     Shares    Amount     Shares      Amount    Capital       Fees      Receivable       Deficit
                      --------------------------------------------------------------------------------------------------------------


Balance at September
30, 2002               26,130      3   1,835,824      184     12,616,895   1,262   54,445,083     (355,000)  (338,300)  (55,183,957)

Issuance of redeemable
common stock for:
   Financing services       -      -           -        -              -       -            -      (45,000)         -             -
   Conversion of
    common stock            -      -           -        -        (58,333)     (6)           -            -          -             -

Common Stock issued
 for
  Cash                      -      -           -        -      2,038,446     204    1,258,496            -          -             -
  Exercise of stock
   options;
     options were
     exercised
     through reduction
     of related party
     line-of-credit         -      -           -        -        135,701      14       73,265            -          -             -
   Debt and accrued
     interest               -      -           -        -        302,668      30      442,720            -          -             -
   Services                 -      -           -        -        517,256      52      679,881     (165,000)         -             -
   Conversion of
     Series A
     preferred stock   (2,097)     -           -        -        652,352      65          (65)           -          -             -

Conversion of related
party line-of-credit
and other notes
payable and rescission
of warrants resulting
in additional
compensation expense
of $845,628                 -      -           -        -      8,113,999     811    4,380,478            -   (361,700)            -

Amortization of
deferred consulting
and financing fees          -      -           -        -              -       -            -      445,000          -             -

Preferred stock
dividend accrued            -      -           -        -              -       -     (803,784)           -          -             -

Stock option
compensation for
consulting services         -      -           -        -              -       -      274,777            -          -             -

Preferred stock
dividend paid with
Series A preferred
stock                   6,413      -           -        -              -       -    1,282,556            -          -             -

Shares received and
retired from
distribution of
subsidiary                  -      -           -        -       (401,952)    (40)      94,759            -          -             -

Net loss                    -      -           -        -              -       -            -            -          -    (7,889,337)
                      --------------------------------------------------------------------------------------------------------------

Balance at September
30, 2003               30,446    $ 3   1,835,824    $ 184     23,917,032 $ 2,392 $ 62,128,166   $ (120,000) $(700,000) $(63,073,294)
                      --------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-4


                                                                                                    REMOTEMDX, INC.
                                                                               Consolidated Statement of Cash Flows

                                                                                          Years Ended September 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                      2003               2002
                                                                                -----------------------------------
Cash flows from operating activities:
 Net loss                                                                       $     (7,889,337)   $   (33,475,866)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                      225,460            305,099
      Related party line of credit increased for consulting services                      60,000                  -
      Loss on disposal of property charged to cost of sales                               86,515                  -
      Amortization of debt discount                                                        5,825            513,234
      Amortization of deferred financing and consulting services                         445,000            668,000
      Interest expense related to preferred stock warrants
        issued with borrowings under a related-party line of credit                            -          2,341,465
      Common stock issued for services                                                 1,360,561            263,656
      Redeemable common stock issued for services                                              -            315,000
      Common stock options and warrants issued primarily to
        related parties for services                                                     274,777         16,755,870
      Preferred stock issued to related parties for services
        and financing costs                                                                    -          2,324,341
      Impairment of inventory                                                                  -            107,942
      Impairment of goodwill                                                           2,248,000          4,207,045
      Changes in operating assets and liabilities:
        Accounts receivable                                                              535,230           (654,593)
        Inventories                                                                      476,220           (488,529)
        Prepaid expenses                                                                  (1,464)            53,033
        Accounts payable                                                                (296,532)          (106,419)
        Accrued liabilities                                                              164,922           (510,442)
        Deferred revenues                                                                (66,988)            (1,730)
                                                                                -----------------------------------

                Net cash used in operating activities                                 (2,371,811)        (7,382,894)
                                                                                -----------------------------------

Cash flows used in investing activities-
  purchase of property and equipment                                                      (2,345)          (101,118)
                                                                                -----------------------------------

-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                    F-5


                                                                                                    REMOTEMDX, INC.
                                                                               Consolidated Statement of Cash Flows
                                                                                                          Continued

-------------------------------------------------------------------------------------------------------------------

                                                                                      2003               2002
                                                                                -----------------------------------
Cash flows from financing activities
  Payments on purchase obligation to former SecureAlert
    shareholders                                                                               -           (800,000)
  Net (payments) borrowings under a related-party line of credit
    - advances                                                                          (704,051)         1,860,224
  Net payments on a bank line of credit                                                  254,173            506,413
  Borrowings under short-term notes payable                                            1,580,101          4,249,695
  Payment on short-term notes payable                                                   (258,540)        (1,653,180)
  Proceeds from issuance of redeemable common stock                                      250,000             96,000
  Payment for redemption of redeemable common stock                                            -           (150,000)
  Payments on related party convertible notes payable                                   (231,530)                 -
  Payments on Related Party short-term notes payable                                     (25,000)                 -
  Proceeds from Related Party short-term notes payable                                   335,807                  -
  Proceeds from sale of common stock                                                   1,258,700                  -
  Proceeds from issuance of Series B preferred stock, net of
    cash offering costs                                                                        -          3,366,273
                                                                                -----------------------------------

        Net cash provided by financing activities                                      2,459,660          7,475,425
                                                                                -----------------------------------

Net increase (decrease) in cash                                                           85,504             (8,587)

Cash, beginning of year                                                                   51,390             59,977
                                                                                -----------------------------------

Cash, end of year                                                               $        136,894    $        51,390
                                                                                -----------------------------------



Supplemental Cash Flow Information:
                                                                                      2003               2002
                                                                                -----------------------------------
Cash paid for interest and taxes:
Cash paid for income taxes                                                      $              -    $             -
Cash paid for interest                                                          $        195,035    $       322,085



-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                    F-6

                                                                                                    REMOTEMDX, INC.
                                                                               Consolidated Statement of Cash Flows
                                                                                                          Continued

-------------------------------------------------------------------------------------------------------------------

                                                                                      2003                  2002
                                                                                -----------------------------------
Supplemental schedule of non-cash investing and
financing activities:
Issuance of 652,352 and 2,537,846 common shares, respectively, in exchange for 1,763 and 6,872 shares of Series A preferred
  stock, respectively                                                                         65                254
Redeemable common stock exchanged for 40,000 shares of
  common stock                                                                                 -            120,000
Debt exchanged for 483,333 shares of redeemable common stock                             725,000                  -
Issuance of 115,000 and 216,000 common shares, respectively,
  for deferred consulting and financing services                                         165,000            648,000
Utilization of borrowings under a related-party line of credit
  as payment for exercise of common stock options                                         73,279            924,934
Preferred Series A stock dividends accrued                                               803,784            501,000
Deferred financing costs paid for by issuance of 15,000 and 125,000
  shares of redeemable common stock, respectively.                                        45,000            375,000
Series A convertible debentures and related accrued interest
  of $12,314 converted into shares of common stock                                             -            107,314
Conversion of 58,333 common shares into 58,333 redeemable common shares                        6                  -
Notes payable including accrued interest of $42,750 converted into
  302,668 shares of common stock                                                         442,750                  -
Issuance of 6,413 and 39 shares of Series A preferred stock, respectively,
  for accrued dividends and preferential dividends in lieu of cash dividends           1,282,556              7,803
Series A preferred stock beneficial conversion features                                2,276,615                  -
Disposal of $149,015 of capitalized tooling costs with its corresponding
  liability of $149,015                                                                  149,015                  -
Related party line of credit increased in exchange for related party consulting
  services of $60,000, assumption of Company note payable of $71,496,                          -                  -
   assumption of accrued interest of $2,147 and payment of dividends of $9,019           142,662                  -

Distribution of net assets for stock repurchase:
  Accounts payable and accrued liabilities                                              (488,410)                 -
  Bank line-of-credit                                                                   (300,000)                 -
  Obligation to SecureAlert                                                             (400,000)                 -
  Accounts receivable                                                                    370,501                  -
  Inventory                                                                              539,706                  -
  Property and equipment, net of $80,331 accumulated
    depreciation                                                                         183,484                  -
  Common stock repurchased (401,952 shares)                                               94,759                  -

Assumption of debt and liabilities by related party for
 issuance of 8,113,999 common shares:
  Short-term notes payable                                                              (800,000)                 -
  Subscriptions receivable                                                              (361,700)                 -
  Related party line-of-credit                                                        (2,373,961)                 -
  Common stock                                                                         4,381,289                  -
  Consulting expense recognized                                                         (845,628)                 -

Refinancing of short-term debt:
  Short-term notes payable                                                            (1,086,628)                 -
  Bank line-of-credit                                                                   (503,387)                 -
  Related party line-of-credit                                                         2,140,015                  -
  Restricted cash                                                                       (550,000)                 -


-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                    F-7

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements

                                                     September 30, 2003 and 2002
--------------------------------------------------------------------------------

1.   Organization       RemoteMDx,  Inc. was originally  incorporated in Utah in
     and Nature         July 1995 under the name Volu-Sol, Inc. ("Volu-Sol"), as
     of Operations      a wholly  owned  subsidiary  of  Biomune  Systems,  Inc.
                        ("Biomune").  Biomune spun off Volu-Sol by  distributing
                        shares of Volu-Sol's common stock as a stock dividend to
                        the  holders  of  the  common   stock  of  Biomune  (the
                        "Distribution"). As a consequence of the Distribution, Volu-Sol commenced operations as a separate, independent company in October 1997. Effective July 27, 2001,
                        Volu-Sol changed its name to RemoteMDx, Inc. RemoteMDx, Inc. and its subsidiaries are collectively referred to as the "Company".

                        Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role engaging in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the year ended September 30, 2003 and 2002, were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents.

                        Going Concern
                        The Company incurred a net loss and has negative cash flows from operating activities for the year ended September 30, 2003. As of September 30, 2003, the Company has a working capital deficit, a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations, obtain positive working capital, and obtain the necessary funding to meet its projected capital investment requirements.


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1. Organization         Going Concern - Continued
   and Nature           Management's  plans  with  respect  to this  uncertainty
   of Operations        include  converting debt obligations to equity,  raising
   Continued            additional  capital  from the sale of equity  securities
                        and  expanding  its  market  for  its  mobile  emergency
                        products.  There can be no  assurance  that the  Company
                        will be able to  raise  sufficient  capital  to meet its
                        working  capital  needs.  In  addition,  there can be no
                        assurance  that the  operations  will generate  positive
                        cash  flows and that the  Company  will be  economically
                        successful   from   increasing   selling  and  marketing
                        efforts. Further, the Company may be unable to complete the development and successful commercialization of any new remote health monitoring products.

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc., its wholly owned subsidiaries, Volu-Sol Reagents Corporation and SecureAlert, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

2.   Summary of         Use  of  Estimates  in  the   Preparation  of  Financial
     Significant        Statements
     Accounting         The  preparation  of financial  statements in conformity
     Policies           with  accountingprinciples  generally  accepted  in  the
                        United  States of America  requires  management  to make
                        estimates  and  assumptions  that  affect  the  reported
                        amounts  of assets and  liabilities  and  disclosure  of
                        contingent  assets  and  liabilities  at the date of the
                        financial   statements  and  the  reported   amounts  of
                        revenues  and  expenses  during  the  reporting  period.
                        Actual results could differ from these estimates.

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

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Concentration of Credit Risk
     Significant        The Company has cash in bank and short-term  investments
     Accounting         that, at times, may exceed federally insured limits. The
     Policies           Company has not experienced any losses in such accounts.
     Continued          The   Company   believes   it  is  not  exposed  to  any
                        significant   credit   risk  on  cash   and   short-term
                        investments.

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

                        The Company had sales to entities which represent more than 10% as follows for the years ended September 30:

                                              2003             2002
                                       ------------------------------------

                         Company A      $       1,459,000 $      5,952,000
                         Company B      $         559,000 $              -
                         Company C      $               - $      1,756,000
                         Company D      $               - $      1,632,000

                        Cash and Cash Equivalents
                        Cash  and   cash   equivalents   consist   of  cash  and
                        investments with original maturities to the Company of three months or less.

                        Inventories
                        Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Substantially all items included in inventory are finished goods and consist of the following:

                            Mobile security                $        627,858
                            Reagent stains                           37,315
                            Reserve                               (300,736)
                                                          ------------------

                                                           $        364,437
                                                          ------------------

                        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Concentration of Purchases
     Significant        For the  years  ended  September  30,  2003 and 2002 the
     Accounting         Company, maintained a license agreement as a distributor
     Policies           for  Royal  Philips  Electronics  ("Philips")  in  which
     Continued          purchases  related to the  Company's  sales of  consumer
                        electronics  were  purchased  through  manufacturers  of
                        Philips'  products (see Note 14).  Further,  the Company
                        currently has a single  supplier for cellular  switching
                        access for the  Company's  MobilePal  network  (see Note
                        14).   Management   believes  the  Company's   products,
                        components and services could be obtained from different
                        suppliers.   However,   should  the  Company's   current
                        suppliers  cease to provide the Company with products or
                        services,   the  Company's  ability  to  find  products,
                        components   or  services  at  similar   prices  may  be
                        materially impaired.

                        Property and Equipment
                        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease. Expenditures for maintenance and repairs are expensed while renewals and improvements are capitalized. When property and equipment are disposed, any gains or losses are included in the results of operations.

                        Property and equipment consisted of the following as of September 30, 2003:

                         Equipment                         $        217,344
                         Leasehold improvements                     226,496
                         Furniture and fixtures                      34,405
                                                          ------------------

                                                                    478,245
                         Accumulated depreciation                  (447,573)
                                                          ------------------

                                                           $         30,672
                                                          ------------------

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of         Goodwill and Core Technology
     Significant        In connection with the  acquisition of SecureAlert,  the
     Accounting         Company  recorded  goodwill  and  core  technology,   an
     Policies           intangible asset. Core technology  primarily  represents
     Continued          patents in the area of remote security and medical alert
                        devices.   Core   technology  is  amortized   using  the
                        straight-line method over an estimated useful life of three years.

                        Impairment of Long-Lived Assets and Goodwill
                        Goodwill is not amortized but is subject to an impairment test, which is performed at least annually. Goodwill is related to the acquisition of SecureAlert in July 2001 and was initially determined to be valued at $7,776,209 based upon SFAS 141 and 142. During the years ended September 30, 2003 and 2002 the Company tested goodwill for impairment by comparing the carrying value of its component unit to which goodwill was assigned, namely the assets of its wholly owned subsidiary SecureAlert, Inc. (referred to as the component unit for purposes of this note), to the estimated fair value of the component unit. The fair value of the component unit was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily from mobile medical alert devices of the component unit. The carrying amount of the component unit including goodwill was determined to exceed the estimated fair value by approximately $2,248,000 and $4,207,000 for the years ended September 30, 2003 and 2002, respectively. Accordingly, during the years ended September 30, 2003 and 2002, the Company recognized an impairment of approximately $2,248,000 and $4,207,000, respectively, of its goodwill.

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

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Revenue Recognition
     Significant        The Company derives its revenue  primarily from the sale
     Accounting         of  consumer  electronics,  sale of its  mobile  medical
     Policies           emergency products with service  contracts,  and reagent
     Continued          stains.   Revenue,   less   reserves  for  returns,   is
                        recognized  upon shipment to the customer.  Revenue from
                        products  sold  with  long-term  service  contracts  are
                        recognized   ratably  over  the  expected  life  of  the
                        contract. Amounts received in advance of shipment are recorded as deferred revenue.

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

                        Stock-Based Compensation
                        The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method as follows:

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Stock-Based Compensation - Continue
     Significant
     Accounting
     Policies
     Continued                                       Years Ended September 30,
                                                 -------------------------------
                                                      2003           2002
                                                 -------------------------------

 Net income (loss) applicable to common
   shareholders - as reported                     $ (10,262,147) $ (33,976,866)

 Deduct:  total stock based employee
 compensation expense determined under fair
 value based method for all awards, net of
 related tax effects                                    (68,310)    (3,191,011)
                                                 -------------------------------

 Net loss - pro forma                             $ (10,330,457) $ (37,167,877)
                                                 -------------------------------

 Basic and diluted loss per share - as reported   $        (.58) $       (3.50)
                                                 -------------------------------

 Basic and diluted loss per share - pro forma     $        (.58) $       (3.83)
                                                 -------------------------------

                        The fair value of each option or warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         Years Ended
                                                         September 30,
                                              ----------------------------------
                                                    2003            2002
                                              ----------------------------------

  Expected dividend yield                               -                -
  Expected stock price volatility                    128%             110%
  Risk-free interest rate                           4.75%            5.75%
  Expected life of options                        5 years          5 years

                        The weighted average fair value of options and warrants granted during the years ended September 30, 2003 and 2002, were $1.35 and $2.43, respectively.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Stock-Based Compensation - Continued
     Significant        The Company  accounts for its  stock-based  compensation
     Accounting         issued to other  than  employees  using  the fair  value
     Policies           method  in  accordance  with  SFAS No.  123 and  related
     Continued          interpretations.   Under  SFAS  No.   123,   stock-based
                        compensation  is  determined as either the fair value of
                        the  consideration  received  or the  fair  value of the
                        equity  instruments  issued,  whichever is more reliably
                        measurable.  The measurement date for these issuances is
                        the earlier of either the date at which a commitment for
                        performance   by  the   recipient  to  earn  the  equity
                        instruments   is  reached  or  the  date  at  which  the
                        recipient's performance is complete.

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

                        Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock. As of September 30, 2003 and 2002, there were approximately 26,078,750 and 18,706,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Recent Accounting Pronouncements
     Significant        In April 2002, the FASB issued SFAS No. 145, "Rescission
     Accounting         of FASB Statements No. 4, 44, and 64,  Amendment of FASB
     Policies           Statement  No.  13,  and  Technical  Corrections."  This
     Continued          statement requires the classification of gains or losses
                        from the  extinguishment of debt to meet the criteria of
                        Accounting  Principles  Board Opinion No. 30 before they
                        can  be  classified  as   extraordinary  in  the  income
                        statement.   As  a  result,   companies  that  use  debt
                        extinguishment  as part of their risk management  cannot
                        classify  the gain or loss from that  extinguishment  as
                        extraordinary.     The    statement     also    requires
                        sale-leaseback     accounting    for    certain    lease
                        modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No.
                        145 did not have a material impact on the Company's financial position or operations.

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

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Recent Accounting Pronouncements - Continued
     Significant        In January 2003, the FASB issued  Interpretation No. 46,
     Accounting         "Consolidation of Variable  Interest  Entities" (FIN No.
     Policies           46),   which   addresses   consolidation   by   business
     Continued          enterprises of variable  interest  entities.  FIN No. 46
                        clarifies  the   application   of  Accounting   Research
                        Bulletin No. 51, "Consolidated Financial Statements", to
                        certain  entities in which equity  investors do not have
                        the characteristics of a controlling  financial interest
                        or do not have sufficient  equity at risk for the entity
                        to   finance   its   activities    without    additional
                        subordinated  financial support from other parties.  FIN
                        No. 46 applies immediately to variable interest entities
                        created after January 31, 2003, and to variable interest
                        entities  in which an  enterprise  obtains  an  interest
                        after that date.  It applies in the first fiscal year or
                        interim  period   beginning  after  June  15,  2003,  to
                        variable  interest entities in which an enterprise holds
                        a variable  interest that it acquired before February 1,
                        2003.  The  Company  may  identify   variable   interest
                        entities  that  must  be  consolidated.  In the  event a
                        variable interest entity is identified,  the Company may
                        expect the requirements of FIN No. 46 to have a material
                        impact  on  its   financial   condition  or  results  of
                        operations.

                        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies". FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. Adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Recent Accounting Pronouncements - Continued
     Significant        In April 2003, the FASB issued SFAS No. 149,  "Amendment
     Accounting         of Statement 133 on Derivative  Instruments  and Hedging
     Policies           Activities." SFAS No. 149 amends and clarifies financial
     Continued          accounting  and  reporting for  derivative  instruments,
                        including  certain  derivative  instruments  embedded in
                        other   contracts    (collectively    referred   to   as
                        derivatives)  and for hedging  activities under SFAS No.
                        133, "Accounting for Derivative  Instruments and Hedging
                        Activities".  This  Statement is effective for contracts
                        entered  into or  modified  after  June 30,  2003,  with
                        certain  exceptions,   and  for  hedging   relationships
                        designated after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the effect that the adoption of SFAS No. 149 may have, but believes it will not have a material effect on its results of operations and financial position.

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

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Bank Line          As of  September  30,  2003,  the Company  had  $550,786
     of Credit          outstanding  under a line of  credit  with  Zions  First
                        National Bank at September 30, 2003. The line of credit bears interest at prime plus .25% (4.25% at September
                        30, 2003), matures on March 11, 2004, is limited to $550,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $550,026.

4. Related-Party Prior to June 30, 2003, the Company had a line of credit Line of Credit with ADP Management, Inc. (ADP), an entity controlled by
                        David Derrick, Chief Executive Officer and Chairman of the Board of Directors, and James Dalton, the Company's
                        President  and Vice  Chairman of the Board of Directors.
                        The line of  credit  bore  interest  at the  prime  rate
                        (4.00% at September 30, 2003). Borrowings under the arrangement were due on December 31, 2002.

                        During the year ended September 30, 2003, in connection with a raising of equity funds for the Company, the Company entered into an agreement with Derrick, Dalton, and ADP Management wherein ADP Management agreed to continue to assist the Company in its financing activities by assuming the following debt of the Company into the ADP line of credit (see supplemental cash flow information):

                           o        $1,086,628 of short-term notes payable

                           o        $503,387 of Sun Trust line of credit

                           o $550,000 of certificates of deposit owed to individuals used to secure the Zion's Bank line of credit.

                        ADP also agreed to assume certain debt and contingent obligations for which the Company has not been released by the holder of the instrument which obligates the Company and is therefore still recorded on the Company's books as follows:

                           o        $600,000   note  payable,   and   associated
                                    accrued interest of  approximately  $100,000
                                    due to a corporation

                           o Redeemable common stock recorded at $725,000 with a redemption obligation of $966,666 (See note 7)

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4. Related-Party After assuming the above debt and contingent liabilities Line of Credit ADP assumed an additional note payable and converted its
     Continued          line of credit and the above  assumed  obligations  into
                        8,113,999 of the Company's common stock and exchanged subscription receivables as follows:

                           o        Converted  $2,373,961  of the  ADP  line  of
                                    credit,   including   $27,346   of   accrued
                                    interest on notes assumed by ADP.

                           o Assumed an $800,000 note payable due to an individual. The Company was released as the primary obligor on the note by the individual but remains a guarantor for the full amount.

                           o        The   Company    assigned   a   subscription
                                    receivable of $338,300 due from MK financial to ADP Management.

                           o The Company recorded a subscription receivable of $700,000 for the $600,000 note payable, and associated accrued interest of approximately $100,000, due to a corporation which was assumed by ADP but for which the Company has not been released by the note holder.

                        As part of this conversion and exchange and as compensation for the guarantees the Company recognized a non-cash expense of $845,628 based on the excess of the value of the stock issued over the debt relieved and subscription receivable recorded.

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


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Related-Party      Of this  amount,  $1,445,526  was  recorded  as interest
     Line of Credit     expense  and the  remaining  $332,488  was  recorded  as
     Continued          compensation  expense  due  to  the  fact  that  ADP  is
                        principally owned and controlled by David Derrick, Chief
                        Executive  Officer and Chairman of the Board,  and James
                        Dalton, the Company's President and Vice Chairman of the
                        Board of Directors.

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


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Related-Party      During  the years  ended  September  30,  2003 and 2002,
     Line of Credit     $73,279 and $924,936,  respectively  of borrowings  were
     Continued          utilized as  consideration  for the exercise of existing
                        options to purchase 1,712,844 shares of common stock at an exercise price of $.54 per share.

                        During the years ended September 30, 2003 and 2002, the Company recorded interest expense related to the line of credit of $31,446 and $2,357,920, respectively. For the year ended September 30, 2002 this expense primarily related to the issuance of Series A Preferred Stock warrants and common stock warrants issued pursuant to the line-of-credit agreement valued under the Black Scholes Option Pricing Model at a $3.00 per common share. Because the value under the Black Scholes Option Pricing Model was greater than the proceeds received from the borrowings, an amount equal to the borrowings of $2,341,465 was deemed to be interest expense with the remaining $9,102,987 of the expense being recorded in administrative expense as compensation for providing various guarantees on other debt obligations, assistance to the Company in obtaining other financial arrangements and services for obtaining extended terms on existing debt arrangements due to the related party nature of the transaction.

                        This additional non-cash interest expense of $2,341,465, based on the Black Scholes Option Pricing Model assuming a $3.00 per common share fair value, resulted in an increase of approximately 539% to the effective interest rate, which when combined with the face interest rate resulted in an effective interest rate of approximately 544% for the year ended September 30, 2002.

5.   Related-Party      The Company owes two promissory  notes payable to former
     Convertible        SecureAlert shareholders,  each with a principal balance
     Promissory         of $134,235.  The  promissory  notes bear  interest at a
      Notes             rate of five percent per year.  On December 31, 2002 the
                        former SecureAlert shareholders agreed to modify the terms of the notes in which payments of $40,000 per month were required beginning March 11, 2003 until the notes are paid in full.


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Short-term         Short-term  notes  payable consist  of  the following at
     Notes              September 30, 2002:
     Payable
                        Note payable to a corporation with
                        interest at 18% plus $100,000 interest
                        expense for an extension of the note's
                        original terms (incurred in fiscal year
                        2002). At September 30, 2003 the note was
                        in default and due on demand. The note,
                        including accrued interest, is secured
                        by a general lien on the Company's assets
                        and is personally guaranteed by David
                        Derrick and James Dalton. On April 2,
                        2003, David Derrick, James Dalton, and
                        ADP agreed to assume this note, however
                        the note holder has not released the
                        Company of this obligation.                 $   600,000

                        Note payable to an individual with
                        interest at 12% due monthly. The principal
                        on the note is due at the earlier of the
                        Company obtaining equity funding of
                        $2,000,000 or March 30, 2004. The note is
                        unsecured.                                      300,000

                        Convertible note payable to an individual
                        with interest at 12% due monthly. The
                        principal on the note is due at the earlier
                        of the Company obtaining equity funding of
                        $2,000,000 or March 30, 2004. The note is
                        convertible at $1.50 per share which may be
                        adjusted to reflect any dividend, split or
                        consolidation affect on the Company's stock.
                        This note is unsecured.                         175,000

                        Note payable to an entity with payments
                        of $8,000 due monthly, including interest
                        until note is paid in full. The note is
                        guaranteed by David Derrick and Michael
                        Acton.                                           45,759

                        Note payable to an individual with
                        interest at 18%, maturing on September 30,
                        2002 and unsecured. The note is in default
                        and is due on demand.                            25,000
                                                                       --------

                                                                    $ 1,145,759
                                                                    -----------

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Redeemable         The  Company  has  1,013,851  redeemable  common  shares
     Common             outstanding  of which  32,000  shares with a  redeemable
     Stock              value of $96,000  are subject to  mandatory  redemption.
                        The remaining 981,851 shares of redeemable stock with a recorded value of $1,440,006 and a redemption value of $1,856,666 are conditionally redeemable. Generally, if the Company's common stock is being traded at or above the redemption value on a national exchange before the redemption date, December 31, 2003, the redemption option becomes void. The redeemable shares are assessed each reporting period to be classified as liabilities if within the reporting period the condition of redemption is satisfied or the date of redemption becomes certain to occur. These shares have all the rights of the Company's common stock and are redeemable as follows: As disclosed in note 16, the Company's stock was not listed on a national exchange and therefore will be classified as liabilities in the first quarter of fiscal year 2004.

8.   Preferred          The  Company  is  authorized  to issue up to  10,000,000
     Stock              shares of preferred stock,  $0.0001 par value per share.
                        The  Company's  Board of Directors  has the authority to
                        amend the Company's  Articles of Incorporation,  without
                        further   stockholder   approval,   to   designate   and
                        determine,   in  whole  or  in  part,  the  preferences,
                        limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

                        Series A 10 % Convertible Non-Voting Preferred Stock
                        The Company has designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred Stock ("Series A Preferred Stock"). As of September 30, 2003, there were 30,446 shares of Series A Preferred Stock outstanding.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Preferred          Dividends
     Stock              The  holders of the Series A  Preferred  Stock,  some of
     Continued          which are  controlled  by officer's and directors of the
                        Company,  are  entitled to  dividends  at the rate of 10
                        percent  per year on the  stated  value of the  Series A
                        Preferred Stock (or $200 per share),  payable in cash or
                        in additional  shares of Series A Preferred Stock at the
                        discretion  of the  Board of  Directors.  Dividends  are
                        fully  cumulative  and accrue  from the date of original
                        issuance  to holders of record as  recorded on the books
                        of the Company at the record date or date of declaration
                        if no  record  date  is  set.  During  the  years  ended
                        September  30,  2003  and  2002,  the  Company  recorded
                        $1,282,556   and  $501,000  in  dividends  on  Series  A
                        Preferred Stock. The Company paid substantially all dividends during the year by issuing 6,413 shares of series A shares.

                        Convertibility
                        Series A Preferred Stock is convertible at 370 shares of common stock for each share of Series A Preferred Stock. During the years ended September 30, 2003 and 2002, the Company recorded a total of approximately $1,090,000 and $0, respectively, related to the beneficial conversion feature of the Series A Preferred Stock. The beneficial conversion is recorded as an off-set to additional paid-in-capital because of the retained deficit and therefore has a net effect of $0 in equity.

                        During the year ended September 30, 2003, 2097 shares of Series A Preferred Stock were converted into 652,352 shares of common stock. During the year ended September 30, 2002, 6,872 shares of Series A Preferred Stock were converted into 2,537,846 shares of common stock

                        Voting Rights and Liquidation Preference
                        The holders of Series A Preferred Stock have no voting rights and are entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133 percent.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Preferred          Optional Redemption
     Stock              The Company may, at its option,  redeem up to two-thirds
     Continued          of the total  number  of  shares  of Series A  Preferred
                        Stock. As of September 30, 2003, the redemption price is
                        133  percent  of  the  conversion   price  of  Series  A
                        Preferred Stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred Stock called for redemption by the Company. Through September 30, 2003, the Company has not exercised its option to redeem shares of Series A
                        Preferred Stock.

                        Issuances of Series A Preferred Stock
                        During the year ended September 30, 2003, the Company issued 6,413 shares of series A shares payment of Series A dividends and converted 2,097 shares of Series A Preferred Stock into 652,352 shares of common stock.

                        During the year ended September 30, 2002, the Company issued 8,821 shares of Series A Preferred Stock to ADP, a company controlled by David Derrick, Chief Executive Officer and Chairman of the Board of Directors and James Dalton, the Company's President and Vice Chairman of the Board of Directors. Of these shares 6,688 were issued in connection with a cashless exercise of Series A warrants received from providing loans through a line-of-credit (see Note 5). This cashless exercise resulted in additional compensation expense of $5,416,812 based on the common stock conversion rate of Series A shares and a $3.00 per common share price. An additional 2,094 Series A shares were also issued to ADP in connection with obtaining financing and consulting arrangements for the Company. These shares resulted in $2,324,340 of compensation expense based on the common stock conversion rate of Series A shares and a $3.00 per common share price. The remaining 39 shares were issued in lieu of Preferred Series A cash dividend. ADP converted 6,872 of its Series A shares into 2,537,846 shares of common stock.


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Preferred          Warrants to Purchase Series A Preferred Stock
     Stock              On June 1, 2001, the Company amended its  line-of-credit
     Continued          agreement with ADP (see Note 4) and increased the amount
                        available  to borrow by the Company  from ADP to a total
                        of $3 million with the line of credit due and payable on
                        December  31,  2001.  As  part of  that  amendment,  the
                        Company  granted ADP the right to purchase  one share of
                        Series A Preferred  Stock at an  exercise  price of $200
                        for  each  $200  advanced  under  the  line  of  credit.
                        Originally  the warrants  were to expire on December 31,
                        2002. The Company issued 7,228 Series A warrants  during
                        the three  months ended  December  31, 2001,  as part of
                        this  arrangement.  These  warrants were valued based on
                        the  Black  Scholes  Option  Pricing  Model at $3.00 per
                        common   share,   which   resulted   in  an  expense  of
                        $1,778,013,   of  which   $1,445,525  was  allocated  to
                        interest expense under the line of credit,  and $332,488
                        was allocated to compensation  expense.  On December 31,
                        2001, the Company amended its agreement with ADP whereby
                        ADP  agreed  to  loan  or  guarantee  loans  of up to an
                        additional  $2 million  between  December  31,  2001 and
                        March 31,  2002,  with all loans  being  extended  until
                        December 31, 2002. In connection  with this amendment to
                        the  line-of-credit   agreement,   ADP  was  allowed  to
                        exercise 8,158 Series A Preferred Stock warrants on a cashless method into 6,688 Shares of Series A Preferred
                        Stock during the year ended September 30, 2002. This cashless exercise resulted in $5,416,812 of additional compensation expense during the year ended September 30, 2002. All remaining warrants resulting from the line of credit agreement that were outstanding as of that date were terminated.

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


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Preferred          Convertibility
     Stock              During the year ended  September  30, 2002,  the Company
     Continued          issued  1,135,823 shares of Series B Preferred Stock. Of
                        these issuances 1,000,000 shares were sold to Matsushita
                        Electric Works,  Ltd., a Japanese  corporation  ("MEW").
                        The  Series B  Preferred  stockholders  were  granted an
                        anti-dilution  right  on  the  common  stock  conversion
                        feature of the  1,000,000  Series B shares it purchased.
                        If the  Company  shall  at any time  during  a  two-year
                        period  (beginning  April 2002) issue or sell its common
                        stock or any security  exercisable into common stock for
                        an equivalent  value of less than $3.00 per share,  then
                        the  conversion  price of the 1,000,000  Series B shares
                        into common  stock will be adjusted to the common  stock
                        equivalent   value  of  those   securities   sold.   The
                        anti-dilution  right was waived by MEW and certain other
                        Series B Preferred  stockholders  through  December  12,
                        2003.

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

                        Voting Rights and Liquidation Preference
                        Holders of shares of Series B Preferred Stock are entitled to one vote per share of Series B Preferred Stock on all matters upon which holders of the common stock of the Company are entitled to vote. Generally the holders of Series B Preferred Stock are entitled to a liquidation preference of $3.30 per share, plus all accrued and unpaid dividends. For purposes of this liquidation preference, the Series A Preferred Stock ranks on a parity with the Series B Preferred Stock.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Preferred          Optional Redemption
     Stock              The Company  may redeem the Series B Preferred  Stock at
     Continued          its option at any time. The  redemption  price will be a
                        minimum of 110 percent of the conversion price at the date of redemption.

                        Issuance of Series B Preferred Stock
                        During the year ended September 30, 2002, the Company issued 1,135,823 shares of Series B Preferred Stock in exchange for net cash proceeds of $3,366,273. Of these shares purchased 1,000,000 shares were sold with 1,000,000 common stock warrants attached.

9.   Common             Authorized Shares
     Stock              The Company  is  authorized to  issue up  to  50,000,000
                        shares of common stock.

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


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Common             Divestiture Add-On Shares - Continued
     Stock              After  consultation  with  the  NASD,  Biomune  and  the
     Continued          Company  agreed to issue  additional  shares of  Company
                        common stock as part of the original dividend  announced
                        March 5, 1997, to cover (a) the dividend in the Company that technically inured to the benefit of the holders of Biomune's common stock issued between March 5, 1997 and February 11, 1998 by reason of the NASD's action; and
                        (b) short  positions  held by accounts  which  purchased
                        Biomune  common stock between March 5, 1997 and February
                        11, 1998,  from accounts not then held in "street name".
                        Street name accounts were electronically credited with the dividend shares during the year ended September 30, 2001.

                        During the years ended September 30, 2003 and 2002, the Company issued no shares of common stock as additional distribution shares under its agreement with the NASD. The Company may be required to issue additional shares in the future.

                        Common Stock Issuances
                        During the year ended September 30, 2003, the Company issued 11,760,422 shares of common stock. Of these shares, 135,701 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $135,701 in borrowings under the line of credit with ADP (see Note 5). Of the remaining 11,624,721 shares issued, 517,256 shares were issued for services, 15,000 shares were issued to induce financing, 652,352 shares were issued upon the conversion of 2,097 shares of Series A Preferred Stock, 2,038,446 issued for cash of $1,258,700, 302,668 shares were issued for debt and accrued interest of $442,750, and the remaining 8,113,999 were issued to ADP (see Note
                        4).

                        During the year ended September 30, 2002, the Company issued 4,775,310 shares of common stock. Of these shares, 1,712,844 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $924,934 in borrowings under the line of credit with ADP (see Note 5). Of the remaining 2,969,466 shares issued, 2,537,846 shares were issued for conversion of 6,872 shares of Series A preferred shares; 303,885 for services, valued at $3.00 per share; 145,000 for interest expense valued at $3.00 per share; 35,735 for debt and accrued interest valued at $3.00 per share, and 40,000 shares were issued in exchange for redeemable common stock.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Common             Stock Incentive Plan
     Stock              The Company has adopted the 1997  Volu-Sol,  Inc.  Stock
     Options and        Incentive  Plan  (the  "1997  Plan").  The 1997 Plan was
     Warrants           approved by action of Biomune,  the original stockholder
                        of the Company, in August 1997. Under the 1997 Plan, the
                        Company  may issue  stock  options,  stock  appreciation
                        rights, restricted stock awards, and other incentives to
                        employees,  officers  and  directors  of the Company and
                        award  nonqualified  stock  options and other  awards to
                        employees and certain  non-employees  who have important
                        relationships  with the  Company.  A total of  5,000,000
                        shares were initially available for grant under the 1997
                        Plan. As of September 30, 2003, 1,440,000 shares have been granted under the 1997 Plan.

                        A summary of stock option and warrant activity for the years ended September 30, 2003 and 2002 is as follows:

                                           Number of
                                          Options and       Price Per
                                           Warrants           Share
                                        -----------------------------------

 Outstanding at October 1, 2001               2,079,477   $   1.00 to 7.00
     Granted                                  6,683,161        .54 to 3.00
     Expired or cancelled                      (14,250)               5.80
     Exercised                              (1,712,844)                .54
                                        -----------------------------------

 Outstanding at September 30, 2002            7,035,544        .54 to 7.00
     Granted                                    307,500        .54 to 3.00
     Expired                                          -                  -
     Exercised                                (140,701)        .54 to 1.00
                                        -----------------------------------

 Outstanding at September 30, 2003            7,202,343   $    .54 to 7.00
                                        -----------------------------------


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Common             Stock Incentive Plan - Continued
     Stock              The Company has adopted the  disclosure-only  provisions
     Options and        of Statement of Financial  Accounting  Standards  (SFAS)
     Warrants           No.  123,   Accounting  for  Stock-Based   Compensation.
     Continued          Accordingly, no compensation cost has been recognized in
                        the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:

                        The following table summarizes information about stock options and warrants outstanding at September 30, 2003:

                       Options and Warrants             Options and Warrants
                            Outstanding                     Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                  Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number      Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
 -------------------------------------------------------------------------------

 $  .54 - 1.00    2,113,399    3.33      $        .65    2,113,399  $       .65
          3.00    3,988,944    3.07              3.00    3,988,944         3.00
   5.00 - 7.00    1,100,000    1.63              6.00    1,100,000         6.00
 -------------------------------------------------------------------------------

 $  .54 - 7.00    7,202,343    2.93      $       2.77    7,202,343  $      2.77
 -------------------------------------------------------------------------------

                        As of September 30, 2003, all outstanding options and warrants are exercisable.

                        During the year ended September 30, 2003, the Company issued 307,500 common stock options of which 25,000 were issued to employees with an exercise price of $1.00 and 282,500 were issued to consultants at a weighted average price of $1.73 per share.


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Common             Stock Incentive Plan - Continued
     Stock              During the year ended  September  30, 2002,  the Company
     Options and        issued 3,450,000 options at an exercise price of $.54 to
     Warrants           ADP, a company  under common  control by David  Derrick,
     Continued          Chief  Executive  Officer  and  Chairman of the Board of
                        Directors, and James Dalton, the Company's President and
                        Vice Chairman of the Board of Directors. The options were issued in connection with a $2 million line of credit provided to the Company, and extension of current debts owed by the Company to ADP. The issuance of these options resulted in $895,940 of interest expense and $8,770,499 of compensation expense based on the Black
                        Scholes Option Pricing Model with an estimated common share price of $3.00.

                        During the year ended September 30, 2002 the Company issued 920,361 options to purchase the Company's common stock at an exercise price of $3.00 to consultants or outside parties for services. The Company recognized approximately $2,236,072 of expense related to these issuances based on a $3.00 common share price.

                        During the year ended September 30, 2002, the Company issued 1,000,000 common stock warrants at an exercise price of $3.00 in conjunction with the sale of 1,000,000 shares of Series B Preferred Stock.

11.  Distribution       On  December  31,  2002  the  Company  entered  into  an
     of Net Asset       agreement in which the Company  modified its approach to
     for Stock          its consumer electronics  business component.  Under its
     Repurchase         modified   approach,   the  Company   sold  a  right  of
                        distribution of consumer electronic products it holds under an agreement with Philips and MemCorp and certain related assets to SecureAlert Entertainment, LLC, (SAE) an entity controlled by the former shareholders of SecureAlert, Inc. In exchange for this right and assets, SAE assumed the following liabilities and surrendered
                        401,952 shares of the Company's common stock as follows:


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Distribution
     of Net Asset
     for Stock
     Repurchase
     Continued


 Accounts payable and accrued liabilities assumed by SAE           $    488,410
 Bank line-of-credit assumed by SAE                                     300,000
 Purchase obligation to former SecureAlert shareholders assumed
   by SAE                                                               400,000
 Common stock (401,952 shares) surrendered by SAE shareholders               40
 Accounts receivable purchased by SAE                                  (370,501)
 Inventory purchased by SAE                                            (539,706)
 Property and equipment, net of $80,331 accumulated depreciation
   purchased by SAE                                                    (183,484)
                                                                   -------------

                                                                   $     94,759
                                                                   -------------

                        The value of the net liabilities relieved of $94,759 was recognized as a gain on the repurchase of the stock as an increase to additional paid in capital.

                        As part of this transaction, the Company acts as an agent in selling products to SAE but has recognized all sales relating to consumer electronic products beginning January 1, 2003, on a net basis as the Company does not act as a principal in the purchase transactions with the suppliers of consumer electronic products. The agreement with SAE expires on December 31, 2003.

12.  Related Party      The Company has entered into certain  transactions  with
     Transactions       related parties.  These  transactions  consist mainly of
                        financing transactions and consulting arrangements.

                        Related Party Advances Payable
                        As of September 30, 2003 the Company had related party advances payable of $82,676 due to ADP. These advances are interest free and due on demand.

                        Financing Transactions
                        During the year ended September 30, 2003, the Company restructured a substantial portion of its debt through the ADP line of credit. This transaction included ADP assuming and converting various debt instruments. See
                        Note 4.


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Related Party      Financing Transactions - Continued
     Transactions       During the year ended  September  30, 2002,  the Company
     Continued          had gross increases of approximately  $4.7 million under
                        a line of credit with ADP (see Note 5). The Company recognized interest expense related to these borrowings of $2,357,920 of which $2,341,465 was from the issuance of options as part of the financing agreement to purchase common stock and warrants to purchase Preferred
                        Series A stock (see Notes 8 and 10). The value of theses warrants and options was based on the Black Scholes
                        Option Pricing Model with an estimated common share value of $3.00.

                        During the year ended September 30, 2002, the Company issued 2,094 shares of Series A Preferred Stock valued at $2,324,340 for services and expenses rendered by Messrs. Derrick and Dalton (see Note 8). ADP exercised 8,158 Series A Preferred Stock warrants to purchase 6,688 shares of Series A Preferred Stock through a cashless exercise (see Note 8), and converted 6,872 shares of Series A Preferred Stock into 2,537,846 shares of common stock (see Note 8).

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

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Related Party      Consulting Arrangements - Continued
     Transactions       During the year ended September 30, 2003 and 2002, under
     Continued          the consulting and line-of-credit arrangements described
                        above, the Company recorded compensation expenses of $2,181,822 and $18,871,003, respectively. For the year ended September 30, 2002 $2,324,340 was paid by issuing
                        2,094 shares of Series A Preferred  Stock to ADP and Mr.
                        Dalton, the Company's President and Vice Chairman or their respective assignees. In addition during the year ended September 30, 2002, $15,312,031 of consulting expense was paid by issuing options or warrants to purchase common stock and preferred Series A stock valued based on the Black Scholes Option Pricing Model assuming a $3.00 per common share market value.

                        Personal Guarantees
                        As of September 30, 2003, the Company has entered into approximately $745,759 of promissory notes which are personally guaranteed by Derrick and Dalton and are in some cases collateralized by shares of the Company's common stock held by them (see Note 8).

                        Related-Party Sales
                        During the year ended September 30, 2003 and 2002, the Company recorded sales of $3,990 and $253,108, respectively, to an entity owned by the relative of a former officer of the Company.


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Related Party      License Agreement
     Transactions       During the year ended  September  30, 2002,  the Company
     Continued          entered  into  a  License   Agreement  with   Matsushita
                        Electric Works,  Ltd., a Japanese  corporation  ("MEW").
                        Under the License  Agreement,  the Company granted MEW a
                        nontransferable,   worldwide,  exclusive  license  under
                        certain of the  Company's  patents to use,  manufacture,
                        have  manufactured,  market,  distribute  and  sell  the
                        Company's   one-button   emergency   wireless  telephone
                        device,  with and without global  positioning  satellite
                        technology, under the terms of the License Agreement. In
                        connection  with the new strategic  alliance  created by
                        the execution of the License Agreement, MEW also made an
                        equity   investment   in  the  Company.   MEW  purchased
                        1,000,000 shares of Series B Preferred Stock at a price of $3.00 per share. In conjunction with the sale of the Series B Preferred Stock, and as an indication of the parties' mutual interest in a long-term relationship, the Company also granted MEW a warrant to purchase
                        1,000,000 shares of common stock at a price of $3.00 per share. During the fiscal year ended September 30, 2003 and 2002, the Company paid MEW $384,625 and $310,000 for GPS products and related services.

13.  Income             For the years ended  September  30,  2003 and 2002,  the
     Taxes              Company  incurred net operating  losses of approximately
                        $5,524,000 and  $7,945,000 for income tax purposes.  The
                        amount of and ultimate  realization of the benefits from
                        the net operating losses is dependent, in part, upon the
                        tax laws in effect,  the Company's future earnings,  and
                        other  future  events,  the  effects of which  cannot be
                        determined.  The  Company  has  established  a valuation
                        allowance for all deferred  income tax assets not offset
                        by   deferred   income  tax   liabilities   due  to  the
                        uncertainty of their realization.  Accordingly, there is
                        no  benefit  for  income   taxes  in  the   accompanying
                        consolidated statements of operations.


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Income             At  September  30, 2003,  the Company has net  operating
     Taxes              loss  carryforwards  available to offset future  taxable
     Continued          income of approximately  $23,050,000 which will begin to
                        expire in 2018.  The  utilization  of the net  operating
                        loss  carryforwards  is  dependent  upon the tax laws in
                        effect at the time the net operating loss  carryforwards
                        can be  utilized.  The Internal  Revenue  Code  contains
                        provisions   that  likely  could  reduce  or  limit  the
                        availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. Due to the frequency of equity transactions within the Company, it is likely that the use of net operating loss carry forwards will be limited. The
                        Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

                        Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at September 30, 2003:


                                                                     2003
                                                              ------------------

                        Net operating loss carryforwards       $      8,598,000
                        Depreciation and reserves                     2,408,000
                        Core technology                                 157,000
                        Accruals and reserves                           208,000
                        Valuation allowance                         (11,371,000)
                                                              ------------------

                                                               $              -
                                                              ------------------


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Income             Reconciliations  between the benefit for income taxes at
     Taxes              the federal  statutory income tax rate and the Company's
     Continued          benefit for income  taxes for the years ended  September
                        30, 2003 and 2002 are as follows:

                                                      2003             2002
                                              ----------------------------------

 Federal income tax benefit at
   statutory rate                              $      2,670,000  $   11,381,000
 State income tax benefit, net of
   federal income tax effect                            259,000       1,105,000
 Beneficial conversion features and
   preferred stock warrants
   associated with borrowings under
   a related-party line of credit                             -        (663,000)
 Conversion inducement for Series A
   convertible debenture                                      -               -
 Stock valuation for services                                        (3,091,000)
 Stock warrants and options for
   services                                                   -      (4,440,000)
 Other                                                   30,000          14,000
 Change in valuation allowance                      (2,959,000)      (4,306,000)
                                              ----------------------------------

 Benefit for income taxes                      $              -  $            -
                                              ----------------------------------

14.  Commitment         Legal Matters
     and                The  Company is  involved  in  various  claims and legal
     Contingencies      actions arising in the ordinary  course of business.  It
                        is the opinion of management, after discussions with legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.



--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Commitment         Lease Obligations
     and                The  Company  leases a facility  under a  noncancellable
     Contingencies      operating  lease that expires in November  2005.  Future
     Continued          minimum  rental   payments   under  the   non-cancelable
                        operating   lease   as  of   September   30,   2003  are
                        approximately as follows:

                         Year Ending September 30:               Amount
                         -------------------------        ------------------

                             2004                          $         66,000
                             2005                                    11,000
                                                          ------------------

                                                           $         77,000
                                                          ------------------

                        Rent expense related to this non-cancelable operating lease was approximately $69,000 and $62,000 for the years ended September 30, 2003 and 2002, respectively.

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

                        Cellular Access Agreement
                        In October 2001, the Company entered into an agreement with a vendor for cellular switching access. Under the agreement, the vendor will provide a software interface and a dedicated circuit for the Company's MobilPal network. The cost to the Company during the years ended September 30, 2003 and 2002 were approximately $115,000 and $180,000. In Fiscal years 2004, the minimum required monthly payments will be $15,000.

--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Commitment         Purchase and Royalty Agreement
     and                On July 1, 2001,  the Company  entered into an agreement
     Contingencies      with Philips,  a manufacturer  of consumer  electronics.
     Continued          Under the  agreement,  the  Company has  committed  to a
                        minimum amount of purchases.  This agreement  expires on
                        June  30,  2006,  provided  however,  that  Philips  can
                        terminate the agreement if the Company fails to maintain
                        cumulative  purchase  volumes of $5,750,000,  $8,250,000
                        and $11,250,000 in years ending June 2004 through 2006, respectively. If purchase volumes are not maintained the distribution right of the Company may be terminated.
                        During the year ended September 30, 2003 the Company fulfilled its purchase obligation through SecureAlert
                        Entertainment (SAE), a Company owned by former officers of SecureAlert, Inc. The SAE is maintaining the purchase volume and a 4.5 percent royalty to Phillips on certain products sold.

15.  Segment            The  Company is  organized  into two  business  segments
     Information        based primarily on the nature of the Company's products.
                        The  Company's   Reagents  segment  is  engaged  in  the
                        business  of   manufacturing   and   marketing   medical
                        diagnostic  stains,  solutions and related  equipment to
                        hospitals  and  medical   testing  labs.  The  Company's
                        SecureAlert  segment  is  engaged  in  the  business  of
                        developing,  distributing and marketing mobile emergency
                        and  personal   security  systems  to  distributors  and
                        consumers,   and   distributing   consumer   electronics
                        products  to  the   manufactured   home  market.   Other
                        (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

                        The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 2).


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Segment            The   following   table   reflects   certain   financial
     Information        information relating to each reportable segment for each
     Continued          of the years ended September 30, 2003 and 2002.

                                                     2003             2002
                                             ----------------------------------

 Net sales:
      SecureAlert
         Consumer electronics                $      3,264,961   $     9,669,650
         Mobile emergency and personal
           security systems                           346,785           801,320
                                             ----------------------------------

                                                    3,611,746        10,470,970
 Reagents                                             551,780           542,177
                                             ----------------------------------

                                             $      4,163,526   $    11,013,147
                                             ----------------------------------

 Operating income (loss):
      SecureAlert                            $     (3,229,753)  $    (6,826,139)
      Reagents                                         50,084            33,728
      Other (unallocated)                          (3,872,096)      (23,429,789)
                                             ----------------------------------

                                             $     (7,051,765)  $   (30,222,200)
                                             ----------------------------------

                                                   2003             2002
                                             ----------------------------------

 Depreciation and amortization:
      SecureAlert                            $        214,405   $      287,059
      Reagents                                          2,767           11,437
      Other (unallocated)                               8,288            6,603
                                             ----------------------------------

                                             $        225,460   $      305,099
                                            ----------------------------------

 Capital expenditures:
      SecureAlert                            $              -   $       93,824
      Reagents                                              -            1,357
      Other (unallocated)                               2,345            5,937
                                             ----------------------------------

                                             $          2,345   $      101,118
                                             ----------------------------------

 Interest income:
      SecureAlert                            $              -   $          348
      Reagents                                             22              327
      Other (unallocated)                               1,077            4,887
                                             ---------------------------------

                                             $          1,099   $        5,562
                                             ----------------------------------


--------------------------------------------------------------------------------

                                                                 REMOTEMDX, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Segment
     Information
     Continued

 Interest expense:
      SecureAlert                            $         65,088   $      178,053
      Reagents                                            621                -
      Other (unallocated)                             773,822        3,085,600
                                             ----------------------------------

                                             $        839,531   $    3,263,653
                                             ----------------------------------


 Identifiable assets:
      SecureAlert (including goodwill and
        intangibles of $1,461,164)           $      1,827,902
      Reagents                                        117,606
      Other (unallocated)                             697,549
                                             ----------------

                                             $      2,643,057
                                             ----------------

16.  Subsequent         On  October  27,  2003,  the  Company  entered  into  an
     Events             agreement  with a corporation  to settle an  outstanding
                        debt of $600,000 plus accrued interest of $153,468. The corporation agreed to accept as payment in full the following terms: a) Cash payment of $125,000 on or before October 31, 2003, b) Conversion of $253,468 into
                        168,979 shares of the Company, Inc. common stock (a conversion rate of $1.50 per share), and c) Cash payment of $375,000 on or before November 15, 2003. The Company has paid $200,000 toward this note and is currently in default. As part of the Company's debt restructure with ADP (see note 4), ADP agreed to assume this obligation;
                        however, the corporation has not released the Company from this obligation.

                        On December 12, 2003 the Company, by a written consent and waiver, the majority of shareholders of Series A and B Convertible Preferred Stock resolved that Series A shares dividends may be paid in common stock. In addition, MEW and certain other Series B shareholders waived their Series B anti-dilution rights through December 12, 2003.

                        On December 31, 2003 the Company had not met the conditions to void the redemption options of its redeemable common stock. The redeemable stock may be exercised at the option of the holders at a total redeemable value of $1,952,666.


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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our executive officers and directors and their ages as at December 31, 2003:

        Name                      Age              Position


David G. Derrick                  51           Chief Executive Officer and
                                               Chairman (Director)
James J. Dalton                   60           President and Vice Chairman
                                               (Director)
Wilford W. Kirton, III            42           Director and President of
                                               Medical Products
Michael G. Acton                  40           Chief Financial Officer,
                                               Secretary-Treasurer
Jonathan Barnes                   29           Chief Technical Officer
Peter McCall                      44           Director
Robert E. Childers                57           Director

David Derrick - CEO and Chairman

Mr. Derrick has been our CEO and Chairman since February 2001. Previously he served as CEO and Chairman of the Board of Directors of Biomune Systems Inc. between 1989 and 1998. From 1996 to 1999, Derrick was Chairman of the Board of Directors of Purizer Corporation; during 2000 he served as a director of Purizer Corporation. From 1979 to 1982, Derrick was a faculty member at the University of Utah College of Business. Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics in 1975 and a Masters in Business Administration degree with an emphasis in Finance in 1976. Mr. Derrick has been a principal financier and driving force in many new businesses. During the early 1980's he helped create the community of Deer Valley, an exclusive ski resort outside of Park City, Utah. In 1985 he founded and funded a company that pioneered the Smart Home concept - the computerized home. The company is known as Vantage Systems and is today a leader in this field.

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

Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, RemoteMDx believes that all reports required to be filed by these individuals and persons under Section 16(a) were timely filed.

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

Meetings and Committees

The board of directors met three times during fiscal year 2003. No director attended fewer than 75% of the meetings during the fiscal year. The board also acted during fiscal year 2003 by unanimous written consent in lieu of a meeting, as permitted by Utah law and our bylaws. The board has no formal Nominating Committee. The board has an Audit Committee, currently comprised of Mr. McCall and Mr. Childers. The Audit Committee held no separate meetings in fiscal year 2003.

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

Remuneration

Non-employee directors are paid $1,500 per meeting and receive a grant of an option to acquire 30,000 shares of common stock for each completed year of service on the board. We also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the shareholders. No options have been granted or compensation paid under this arrangement as of the date of this report.

Item 10.  Executive Compensation

The following table sets forth the compensation paid in each of the past three fiscal years to all individuals serving as our chief executive officer during the year ended September 30, 2003 as well as our four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the year ended September 30, 2003, whose total annual salary and bonus for the year then ended exceeded $100,000 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                        Annual Compensation                Long Term
                                                                                                         Compensation
                                                                                                            Awards

                                                                                                      Securities
                                                                                                       Underlying      All other
                    Name and                      Fiscal                          Other Annual        Options/SARs    compensation
               Principal Position                  Year    Salary ($)  Bonus ($)  Compensation ($)       (#)              ($)
------------------------------------------------------------------------------------------------------------------------------------

David G. Derrick, Chief Executive Officer         2001     $100,000    $  63,000   $    110,000       579,924/0       $   125,000
   Chairman of the Board of Directors (1)         2002     $120,000    $       0   $    180,000          0/0          $         0
                                                  2003     $120,000    $       0   $     53,910       845,628         $         0

James J. Dalton                                   2001     $100,000    $       0   $          0       579,924/0       $         0
   President and Vice Chairman (2)                2002     $100,000    $       0   $          0          0/0          $         0
                                                  2003     $100,000    $       0   $          0          0/0          $         0

Michael G. Acton, Chief Financial Officer (3)     2001     $ 62,180    $  12,500   $    100,000       240,496/0       $         0
                                                  2002     $100,000    $  28,750   $          0          0/0          $         0
                                                  2003     $100,000    $  25,000   $      4,092          0/0          $         0

Wilford Kirton III                                2001     $107,654    $  21,500   $     10,650       400,000/0       $         0
   Vice President PAL Services (4)                2002     $108,000    $       0   $          0          0/0          $         0
                                                  2003     $108,000    $       0   $          0          0/0          $         0

(1) Mr. Derrick became Chief Executive Officer in February 2001. Amounts indicated in table do not include amounts recorded by the Company under applicable accounting principles for non-cash compensation paid to ADP Management in connection with financing transactions that were entered into by the Company and ADP Management during the years 2001, 2002 or 2003. Salary was accrued and included in amounts owed to ADP Management under various financing agreements. Outstanding amounts owed ADP Management under all such agreements were converted to common stock in June 2003. Mr. Derrick is the principal owner and control person of ADP Management. See "Certain Relationships and Related Party Transactions."

(2) James J. Dalton who also serves as the Vice Chairman of our Board of Directors. During 2001, 2002 and 2003, Dalton was paid $100,000 a year under a consulting agreement. His annual salary as President is $100,000. The consulting fees and salary owed to Dalton have historically been accrued as part of the ADP Management financing arrangements. Outstanding amounts have been converted to common stock as of June 2003. See "Certain Relationships and Related Transactions."

(3)      Mr. Acton has served as an executive officer since March 2001.

(4) Mr. Kirton served as Chief Executive Officer from January 1998 until February 2001. He was Chief Operating Officer from February 2001 until July 2001. He has served in the current executive position since July 2001.

Employment Agreements

We have no employment agreements with any executive officers at this time.

Stock Option Grants in Fiscal Year 2003

We did not grant stock options during the fiscal year ended September 30, 2003 to the Named Executive Officers.

Stock Options Outstanding and Options Exercised in Fiscal Year 2003

The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers as of September 30, 2003. We have not granted any stock appreciation rights ("SAR's").

                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                                                 Number of Securities     Value of Unexercised In-
                                                                     Underlying             the-Money Options/
                                                                Unexercised Options At      SARs At 9/30/2003 ($)
                           Shares Acquired    Value Realized    9/30/2003 Exercisable           Exercisable/
         Name              on Exercise (#)          ($)            Unexercisable (1)            Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
David G. Derrick (2)             135,701                              1,601,455                       -
Michael G. Acton                   5,000               -                146,894                       -
Wilford W. Kirton, III                 -               -                150,000                       -
James J. Dalton                        -               -                      -

(1) Value is based on the fair market value of our common stock on September 30, 2003, estimated to be $1.00 per share. Values indicated reflect the difference between the exercise price of the unexercised options and the market value of shares of common stock on September 30, 2003.

(2) Options granted to ADP Management in connection with a financing arrangement. The exercise price of these options is $.54 per share. See "Certain Relationships and Related Transactions."

Stock Plans

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

The 1997 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with our subsidiaries or us. A total of 5,000,000 shares are authorized for issuance pursuant to awards granted under the 1997 Plan. During fiscal year 2003, no options were granted to purchase common stock under the 1997 Plan and no options were exercised. As of September 30, 2003, options for the purchase of 1,440,000 shares of common stock were outstanding and exercisable under the 1997 Plan.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

This Item 11 sets forth information known to us with respect to the beneficial ownership of our common stock as of December 31, 2003. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options, warrants, or convertible securities held by that person that are currently exercisable or will become exercisable within 60 days after December 15, 2003, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth information for any person (including any "group") who is known to us to be the beneficial owner of more than 5% of our common stock as of December 31, 2003.

                            Name and
Title of Class      Address of Beneficial Owner (1)      Amount Owned     Percent of Class

    Common             David G. Derrick (2)                13,194,898           46.7%

    Common             James Dalton (3)                    13,038,690           46.1%

    Common             J. Lee Barton (4)
                       196 No. Forest Ave.
                       Hartwell, GA 30643                   1,384,002            5.4%

------------------

(1) Unless otherwise indicated, the business address of the shareholder is the address of the Company, 5095 W. 2100 S., Salt Lake City, Utah 84120.

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

Security Ownership of Management

We have two classes of voting equity securities, the common stock and the Series B preferred stock. In addition, we have a class of nonvoting preferred stock, the Series A, that is convertible into common stock. The following table sets forth information as of December 15, 2003, as to each class of our equity securities beneficially owned by all directors and nominees named therein, each of the named executive officers, and directors and executive officers as a group.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the September 30, 2003, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

        o    All compensation plans previously approved by security holders; and

        o    All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

                                          Number of securities to       Weighted average
                                          be issued upon exercise      exercise price of        Number of securities
                                          of outstanding options,     outstanding options,    remaining available for
             Plan category                  warrants and rights       warrants and rights         future issuance
Equity compensation plans approved by
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

Item 12.  Certain Relationships and Related Transactions

The following discussion summarizes transactions during the last two fiscal years between the Company and related parties not disclosed elsewhere in this report.

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

During the year ended September 30, 2002, under consulting arrangements with ADP Management to provide the services of Derrick to the Company and to assist in financing through loans, guarantees and other services, we recorded consulting fees and expenses of $18,871,003, respectively. These amounts include the valuation under applicable accounting principles of non-cash consideration paid to ADP Management under these contracts. For the years ended September 30, 2002, of these amounts, $2,324,340 was recorded as the value of 2,094 shares of Series A preferred stock issued to ADP Management and Dalton, or their respective assignees.

During fiscal year 2002, we entered into promissory notes totaling $1,400,000 which were personally guaranteed by Derrick and Dalton and collateralized by 1,000,000 shares of common stock held by them.

During the year ended September 30, 2002, the Company recorded sales of $253,108 to an entity owned by the relative of an officer of the Company.

Fiscal Year 2003

During the year ended September 30, 2003, in connection with the raising of equity funds for the Company, the Company entered into an agreement with Derrick, Dalton, and ADP Management wherein ADP Management agreed to continue to assist the Company in its financing activities by assuming the following obligations of the Company into an existing related-party line of credit:

      o  $1,086,628 of short-term notes payable of $1,086,628

      o  $503,387 under a bank line of credit

      o $550,000 of certificates of deposit owed to individuals used to secure a bank line of credit

ADP Management also agreed to assume certain debt and contingent obligations for which the Company has not been released by the holder of the instrument which obligates the Company and is therefore still recorded on the Company's books as follows:

      o $600,000 note payable and associated accrued interest of approximately $100,000 due to an individual

      o Redeemable common stock recorded at $725,000 with a redemption obligation of $966,666

After assuming the above debt and contingent liabilities and assuming an additional $800,000 note (see below), ADP Management converted its line of credit and these assumed obligations into 8,113,999 of the Company's common stock and exchanged subscription receivables as follows:

      o Conversion of $2,373,961 of the related-party line of credit, including $27,346 of accrued interest on notes assumed by ADP Management

      o Assumption of an $800,000 note payable due to an individual. The Company was released as the primary obligor on the note by the individual but remains a guarantor for the full amount.

      o Assignment to ADP Management by the Company of a subscription receivable of $338,300 due from MK Financial

      o Recording a subscription receivable of $700,000 for the $600,000 note payable, and associated accrued interest of approximately $100,000 due to an individual, which was assumed by ADP Management but under which the Company has not been released.

As part of this conversion and exchange the Company recognized a non-cash expense of $845,628 based on the excess of the value of the stock issued over the debt relieved and subscription receivable recorded.

In June 2003, we entered into agreements with former shareholders of SecureAlert pursuant to which the shareholders assigned to the Company two certificates of deposit in the aggregate amount of $200,000 pledged as security for the line of credit with SunTrust Bank, which was subsequently refinanced by Zion's Bank. This assignment of the certificates of deposit, along with a letter of credit from a trust, whose trustee is related to an officer of the Company, replaced the personal guarantees of four former SecureAlert shareholders. In June 2003 these certificates of deposit were assigned to the Company and the obligation to repay these individuals was assumed by ADP Management.

During the year ended September 30, 2003, under the consulting agreement with ADP Management and the related-party line-of-credit arrangement, the Company recorded consulting fees and expenses of $2,181,822.

The Company has entered into approximately $745,759 of promissory notes, which are personally guaranteed by Derrick and Dalton and are in some cases collateralized by shares of the Company's common stock owned by them.

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

   3.02 Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997)

   10.01 Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

   10.02 1997 Stock Incentive Plan, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

   10.03 1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

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

   10.05 Securities Purchase Agreements with ADP Management and James Dalton (previously filed)

   10.06 Agreement and Plan of Merger (SecureAlert) (previously filed as exhibit to Current Report on Form 8-K)

   10.07 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated January 24, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

   10.08 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert) dated March 1, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

   10.09 Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

   10.10 License Agreement between RemoteMDx, Inc. and SecureAlert, Inc. as licensor and Matsushita Electric Works, Ltd., as licensee, (April 12, 2002)

   10.11 Agreement with SecureAlert Entertainment, LLC, with amendments (January and June 2003)

   10.12       Agreement with SecureAlert Telematics, Inc. (January 2003)

   10.13       Agreement with ADP Management, Derrick and Dalton (April 2003)

   31.1        Certification of President and Chief Executive Officer under
               Section 302 of Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

   32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b)      Reports on Form 8-K

During the quarter ended September 30, 2003, we filed no current reports on Form 8-K.

Item 14.  Principal Accountant Fees and Services

For the year ended September 30, 2001, Arthur Andersen LLP provided audit and other services for the Company. We terminated our relationship with Arthur Andersen in March 2002. For the years ended September 30, 2002 and 2003, Tanner + Co., LLP provided audit and other services for the Company.

Audit Services

Audit services consist of the audit of the annual consolidated financial statements of the Company, review of the quarterly financial statements, stand-alone audits of subsidiaries, accounting consultations and consents and other services related to SEC filings and registration statements filed by the Company and its subsidiaries and other pertinent matters. Audit fees paid to Tanner + Co. for fiscal years 2003 and 2002 totaled $121,000 and $135,000, respectively.

Tax Services

Tanner + Company did not provide any consulting services to the Company in fiscal years 2002 and 2003, including tax consultation and related services, nor did Tanner + Company perform any financial information systems design and implementation services for the Company in either period. Non-audit-related services consist primarily of tax consultation and related services.

The Audit Committee of the Board of Directors considered and authorized all services provided by Tanner + Company and considered that the provision of non-audit services was compatible with maintaining auditor independence.

                                   SIGNATURES

         In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RemoteMDx, Inc.


                                         By:   /s/David G. Derrick
                                              ----------------------------------
                                              David G. Derrick, Chief
                                              Executive Officer


                                         Dated: January 13, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title
                                                                     Date
/s/David G. Derrick
-------------------------     Director, Chairman, and           January 13, 2004
David G. Derrick              Chief Executive Officer

/s/James Dalton
-------------------------     Director, Vice Chairman           January 13, 2004
James Dalton

/s/Wilford W. Kirton, III
-------------------------     Director                          January 13, 2004
Wilford W. Kirton, III

/s/Peter McCall
-------------------------     Director                          January 13, 2004
Peter McCall

/s/Robert E. Childers
-------------------------     Director                          January 13, 2004
Robert E. Childers

/s/Michael G. Acton
-------------------------     Chief Financial Officer           January 13, 2004
Michael G. Acton