Form 10QSB
period 2003-12-31
REMOTE MDX INC
filed 2004-02-23
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

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

                                 (801) 908-7766
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 13, 2004, the issuer had issued and outstanding 25,968,239 shares of common stock, par value $0.0001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS



                                                                           Page
                                                                            No.
                                                                           ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Unaudited Condensed Consolidated Balance Sheet as of
          December 31, 2003                                                    3

       Unaudited Condensed Consolidated Statements of Operations for
          the three months ended December 31, 2003 and 2002                    4

       Unaudited Condensed Consolidated Statements of Cash Flows for
          the three months ended December 31, 2003 and 2002                    5

       Notes to Unaudited Condensed Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis or Plan of Operation       12

     Item 3.  Controls and Procedures                                         15


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                       16

     Item 5.  Other Information                                               16

     Item 6.  Exhibits and Reports on Form 8-K                                16

     Signatures                                                               18

                          PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        REMOTEMDX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 December 31,
                                                                     2003
                                                              ------------------
Assets
Current assets:
     Cash                                                     $         480,307
     Restricted Cash                                                    552,458
     Accounts receivable, net of allowance for
      doubtful accounts of  $45,000                                      91,115
     Inventories                                                        314,790
     Prepaid expenses                                                     1,925
                                                              ------------------
          Total current assets                                        1,440,595

     Property and equipment, net                                         29,301
     Other Assets                                                         5,819
     Core technology, net                                               105,000
     Goodwill                                                         1,321,164
                                                              ------------------
          Total assets                                        $       2,901,879
                                                              ==================

Liabilities and Stockholders' (Deficit)
Current liabilities:
     Notes payable                                            $         798,647
     Bank line of credit                                                550,733
     Related-party convertible notes payable                            169,676
     Related-party line of credit                                       507,471
     Accounts payable                                                   450,334
     Accrued liabilities                                                297,614
     Dividends payable                                                  140,243
     Deferred revenue                                                    13,285
     Common stock subject to mandatory redemption                     2,024,666
                                                              -----------------
          Total current liabilities                           $       4,952,669
                                                              -----------------

Commitments and contingencies
Redeemable common stock (See Note 8)                                          6
                                                              ------------------

Stockholders' deficit:
     Preferred stock:
       Series A; 10% dividend, convertible, non-voting;
       $0.0001 par value; 40,000 shares designated; 27,114
       shares outstanding (aggregate liquidation preference
       of $194,471)                                                           3
       Series B; convertible; $0.0001 par value; 2,000,000
       shares designated; 1,835,824 shares outstanding
       (aggregate liquidation preference of $5,687,820)                     184
       Common stock; $0.0001 par value; 50,000,000 shares
       authorized, 25,872,239 shares outstanding                          2,587
Additional paid-in capital                                           62,395,172
Deferred consulting costs                                               (67,500)
Series A preferred stock subscription receivable - due from
  related party                                                        (300,000)
Accumulated deficit                                                 (64,081,242)
                                                              ------------------
         Total stockholders' deficit                                 (2,050,796)
                                                              ------------------
         Total liabilities and stockholders' deficit          $       2,901,879
                                                              ==================


See accompanying notes to unaudited condensed consolidated financial statements.


                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                              December 31,
                                                                                          2003              2002
                                                                                   ------------------   -------------
Net sales                                                                          $          201,941   $     178,737
Cost of goods sold                                                                            203,274         254,518
                                                                                   ------------------   -------------
      Gross profit (loss)                                                                      (1,333)        (75,781)

Research and development expenses                                                              49,532         105,119
Selling, general and administrative expenses                                                  702,911       1,023,190
Amortization of core technology                                                                35,000          46,667
                                                                                   ------------------   -------------
              Loss from operations                                                           (788,776)     (1,250,757)
Other income (expense):
       Other income                                                                            36,463               -
       Interest income                                                                          2,631           1,179
       Interest expense                                                                      (357,781)       (252,911)
                                                                                   ------------------   -------------
              Loss before income taxes and discontinued operations                         (1,107,463)     (1,502,489)
Income tax benefit                                                                                  -               -
                                                                                   ------------------   -------------
              Loss before discontinued operations                                          (1,107,463)     (1,502,489)

       Income (loss) on discontinued operations, net of tax                                    99,515        (372,134)
                                                                                   ------------------   -------------
              Net loss                                                                     (1,007,948)     (1,874,623)
Dividends on Series A preferred stock                                                        (140,243)       (157,080)
              Net loss attributable to common stockholders                         $       (1,148,191)  $  (2,031,703)
                                                                                   ==================   =============
Net loss per common share from continuing operations - basic and diluted           $            (0.05)  $       (0.13)
                                                                                   ==================   =============
Net income (loss) per common share from discontinued operations - basic and
   diluted                                                                         $              .00   $       (0.03)
                                                                                   ==================   =============
Net loss per common share - basic and diluted                                      $            (0.05)  $       (0.16)
                                                                                   ==================   =============
Weighted average shares - basic and diluted                                                24,708,000      12,859,000
                                                                                   ==================   =============


See accompanying notes to unaudited condensed consolidated financial statements.


                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              December 31,
                                                                                          2003              2002
                                                                                   ------------------   -------------
Cash flows from operating activities:
      Net loss                                                                     $       (1,007,948)  $  (1,874,623)
      Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                     37,411          77,127
             Amortization of discount on purchase obligation to former
                 SecureAlert shareholders                                                           -           5,825
             Amortization of deferred consulting costs                                              -         273,000
             Amortization of deferred financing costs                                          52,500               -
             Accretion of interest expense related to redeemable common stock                 263,666               -
             Common stock issued for services                                                       -          59,999
             Loss on disposal of equipment charged to cost of sales                                 -          86,514
             Changes in operating assets and liabilities:
               Increase in restricted cash                                                     (2,432)              -
                    Accounts receivable, net                                                   (6,199)        527,828
                    Inventories                                                                49,647         163,624
                    Prepaid expenses                                                            7,204           4,228
                    Other assets                                                                    -             984
               Increases in advances payable to related party for consulting
         services and expenses                                                                182,646               -
                    Accounts payable                                                           64,540        (144,773)
                    Accrued liabilities                                                       (15,419)         67,985
                    Deferred revenue                                                           (1,157)        (62,949)
                                                                                   ------------------   -------------
                           Net cash used in operating activities                             (375,541)       (815,231)
                                                                                   ------------------   -------------

Cash flows used in investing activities - purchase of property and equipment                   (1,040)              -
                                                                                   ------------------   -------------

Cash flows from financing activities:
      Net borrowings under related-party line of credit                                       615,953          41,276
      Net borrowings (payments) on bank line of credit                                            (53)        223,033
      Payments on related party notes                                                         (98,794)        (25,000)
      Proceeds from related party notes                                                             -          85,807
      Proceeds from issuance of common stock, net of $25,000 commissions                      225,000               -
      Proceeds from issuance of notes payable                                                       -         550,000
      Payments on notes payable                                                               (22,112)        (89,517)
                                                                                   ------------------   -------------
                     Net cash provided by financing activities                                719,994         785,599
                                                                                   ------------------   -------------
Net increase (decrease) in cash                                                               343,413         (29,632)

Cash, beginning of period                                                                     136,894          51,390
                                                                                   ------------------   -------------
Cash, end of period                                                                $          480,307   $      21,758
                                                                                   ==================   =============




See accompanying notes to unaudited condensed consolidated financial statements.



                        REMOTEMDX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                              December 31,
                                                                                          2003              2002
                                                                                   ------------------   -------------
Cash paid for interest and taxes:
    Cash paid for income taxes                                                     $                -   $           -
    Cash paid for interest                                                                     41,615          57,801

Supplemental schedule of non-cash investing and financing activities:
     Issuance of shares of common stock in exchange for shares of Series A
        preferred stock                                                                           124              26
    Reduction of related party line-of-credit in exchange for exercise of common
        stock options                                                                         373,804          46,063
    Accrual of Preferred Series A stock dividends                                             140,243         157,080
    Deferred financing costs paid for by issuance of redeemable common shares                       -          45,000
    Restricted cash issued for debt                                                                 -         300,000
Series A preferred stock issued for accrued dividends                                               -          17,374
        Conversion of debt and accrued interest converted into shares of common
             stock                                                                             33,640               -
         Reduction of subscription receivable                                                 400,000               -

Sales of net assets for assumption of liabilities and return of common shares detailed as follows:
         Accounts payable and accrued liabilities assumed                                           -        (488,410)
         Bank line-of-credit assumed                                                                -        (300,000)
         Obligation to SecureAlert relieved                                                         -        (400,000)
         Accounts receivable sold                                                                   -         370,501
         Inventory sold                                                                             -         539,706
         Property and equipment, net of $80,331 accumulated depreciation sold                       -         183,484
        Common stock returned (401,959 shares)                                                      -          94,719



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

Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role in the medical diagnostic industry by researching innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001, the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the three months ended December 31, 2003 and 2002 were generated primarily from the sale of consumer electronics and personal security products and to a lesser extent from medical stains and reagents.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

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

Management's plans with respect to this uncertainty include converting debt obligations to equity and raising additional capital from the sale of equity securities, obtaining debt financing and enhance revenues and cash flows from its operations by increasing selling and marketing efforts related to new and existing products and services.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. The Company awarded no options during the periods ended December 31, 2003 and 2002.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of December 31, 2003 and 2002, there were approximately 18,394,000 and 18,194,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Revenue Recognition

The Company derives its revenue primarily from the sale of mobile emergency and personal security systems and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

(2)      INVENTORIES

Substantially all items included in inventory are finished goods and consist of the following as of December 31, 2003:

      Mobile emergency and personal security systems,
        net of reserve of $337,438                            $   277,693
      Reagent stains                                               37,097
                                                              -----------
                                                              $   314,790


(3)      NOTES PAYABLE

Notes payable outstanding at December 31, 2003 were $798,647. The Company did not issue any additional notes during the quarter ended December 31, 2003. On December 31, 2003, the Company converted debt of $25,000 plus accrued interest into 22,427 shares of common stock at a price of $1.50 per share.


(4)      BANK LINE OF CREDIT

As of December 31, 2003, the Company had $550,733 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus .25% (4.25% at December 31, 2003), matures on March 11, 2004, is limited to $550,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $552,457.


(5)      RELATED-PARTY ADVANCES

As of December 31, 2003, the Company had related party advances payable to ADP Management, an entity owned and controlled by two of the Company's officers and directors, totaling $507,471. These advances bear interest at 4.75% and are due on demand. During the three months ended December 31, 2003, the net cash borrowings from ADP Management were $615,953. ADP Management paid $182,646 of the Company's expenses related to payroll, consulting, and other general and administrative expenses in exchange for an increase in advances due to ADP.


(6)      RELATED-PARTY CONVERTIBLE PROMISSORY NOTES

In connection with the acquisition of SecureAlert in July 2001 the Company assumed two promissory notes payable to former SecureAlert shareholders each with a principal balance of $250,000, and the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The promissory notes were amended during the three months ended December 31, 2002 to provide for payments of principal and accrued interest at a rate of $20,000 per month until paid in full, commencing March 25, 2003; the remaining balance on the notes of $169,676 at December 31, 2003, continues to be convertible at the option of the holder at a rate of $3.00 per share. The notes continue to bear interest at a rate of five percent per year. During the three months ended December 31, 2003, the Company recorded interest expense of $3,088 on these promissory notes.


(7)      PREFERRED STOCK

Series A 10 % Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the three months ended December 31, 2003, a total of 3,363 shares of Series A Preferred Stock were converted into 1,240,554 shares of common stock. As of December 31, 2003, there were 27,114 shares of Series A Preferred Stock outstanding, which represents 10,032,180 common stock equivalents at a conversion rate of 370 for 1. Subsequent to December 31, 2003, a total of 665 shares of Series A Preferred Stock were converted into 246,000 shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2003 and 2002, the Company recorded $140,243 and $157,080, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through December 31, 2003, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

Series B Convertible Preferred Stock

In April 2002, the Company sold 1,135,823 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 shares were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). MEW was granted an anti-dilution right on the common stock conversion feature of the 1,000,000 Series B shares it purchased. If the Company shall at any time during a two-year period (beginning April 2002) issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the 1,000,000 Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. On December 12, 2003, the holders of a majority of the outstanding shares of Series B Preferred Stock, including MEW, waived their rights under the anti-dilution provisions of the Series B Preferred Stock designation of rights and preferences and under other agreements with the Company through that date. The Company may redeem the Series B Preferred Stock at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of December 31, 2003, the Company had not exercised its option to redeem shares of Series B Preferred Stock.

(8)      COMMON STOCK

During the three months ended December 31, 2003, the Company issued 1,955,207 shares of common stock as follows:

         o 22,427 shares were in exchange for the conversion of debt and accrued interest in the amount of $33,640.

         o 1,240,551 shares were issued upon the conversion of 3,353 shares of Series A Preferred Stock

         o 692,229 shares were issued for reduction of $373,804 of the related party line of credit in connection with the exercise of 692,229 common stock warrants

Common Stock Subject to Redemption

Of the shares of common stock outstanding at December 31, 2003, a total of 58,338 shares are subject to redemption. In December 2003, the Company amended its agreement with the holder of these shares. The Company granted the holder the option to put back the shares at a price of $3.00 per share beginning April 30, 2004 and ending May 31, 2004. This option will not be exercisable if the closing market price of the Company's common stock is at least $3.00 per share on April 27, 28, and 29, 2004 and listed on a national stock exchange.

Common Stock Options and Warrants

Options and warrants to purchase a total of 6,526,814 shares of common stock were outstanding at December 31, 2003 with a weighted average exercise price of $3.00 per share.

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended December 31, 2003 and 2002:

                                                                       Three Months Ended
                                                                          December 31,
                                                              -------------------- -----------------
                                                                     2003                2002
                                                              -------------------- -----------------
Net sales:
     SecureAlert:
          Mobile emergency and personal security systems                   57,952            51,387
     Reagents                                                             143,989           127,350
                                                              -------------------- -----------------
                                                              $           201,941  $        178,737
                                                              -------------------- -----------------
Net (loss) income from continuing operations:
     SecureAlert                                              $           (63,750) $     (1,144,418)
     Reagents                                                               4,802             1,420
     Other (unallocated)                                               (1,048,515)         (359,491)
                                                              -------------------- -----------------
                                                              $        (1,107,463) $     (1,502,489)
                                                              -------------------- -----------------
Identifiable assets:
     SecureAlert (including good will of $1,321,164)                    1,724,284
     Reagents                                                             138,335
     Other (unallocated)                                                1,039,260
                                                              --------------------
                                                              $         2,901,879


(10)     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is attempting to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, this pronouncement may have a material impact on the Company's financial condition or results of operations.

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

(11)     SUBSEQUENT EVENT

There were no material events subsequent to December 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2003 included in its Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Revenue Recognition

The Company derives revenue primarily from the sale of consumer electronics and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. From the date of the acquisition of SecureAlert in July 2001 through September 30, 2003, and for the year ended September 30, 2003, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

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

Discontinued Operations

During the three months ended December 31, 2003 management determined to discontinue its operating activities of consumer electronic distribution. The Company's activities included wholesale distribution to home manufactures through December 31, 2002. On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE"), an unaffiliated company, granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In exchange for this distribution the Company received a 7% royalty fee on consumer electronic products sold by SAE under the distribution rights. This agreement expired on December 31, 2003. Because of the Company's business model to sale and service mobile security devices, and the significant market expansion costs to continue its consumer electronic products distribution the Company has discontinued these operations. The discontinued operations for the three months ended December 31, 2003 and 2002 are as follows:

                                                     Three Months Ended
                                                        December 31,
                                           -------------------------------------
                                                  2003                2002
                                           -------------------------------------
Net sales and royalties from consumer
    electronics products distribution      $         99,193     $   2,783,974
Costs associated with consumer
   electronics operations                                 -        (3,156,108)
                                           -------------------------------------

Net  income (loss) from discontinued
   operations                              $         99,193     $    (372,134)
                                           -------------------------------------

Continued Operations

The Company's focus is on building the mobile emergency and personal security systems market, rather than the consumer electronics market. The following discussion and analysis is based upon the continued operations of the Company.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Sales

For the three months ended December 31, 2003, the Company had net sales of $201,941, compared to $178,737 for the three months ended December 31, 2002, an increase of $23,204. The increase in net sales resulted primarily from focusing on the core business model of the safety and medical monitoring.

SecureAlert had net sales of $57,952 during the three months ended December 31, 2003. These sales consisted of mobile emergency and personal security systems. No other customer accounted for 10% or more of sales by SecureAlert during the period.

Reagents had revenues for the three months ended December 31, 2003 of $143,989, compared to $127,350 during the quarter ended December 31, 2002. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 16% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended December 31, 2003, cost of goods sold was $203,274 compared to $254,518 during the three months ended December 31, 2002, a decrease of $51,244. The decrease in cost of sales resulted from consolidating the monitoring centers to provide medical monitoring. SecureAlert's cost of goods sold totaled $121,701 or 210% of SecureAlert's net sales during the three months ended December 31, 2003. The remote medical products are sold below cost in order to receive a recurring revenues under a long-term monitoring agreement. Therefore, the Company incurs a negative gross margin on SecureAlert's products. Reagents' cost of goods sold was $81,572 or 57% of Reagent's net sales during the three months ended December 31, 2003, compared to $81,904 or 64% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a reduction in labor costs.

Research and Development Expenses

For the three months ended December 31, 2003, research and development expenses were $49,532, compared to $105,119 in the previous year period. During the three months ended December 31, 2003, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's personal security devices.

Amortization of Core Technology

Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert. Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $35,000 for the three months ended December 31, 2003.

Selling, General and Administrative Expenses

During the three months ended December 31, 2003, selling, general and administrative expenses were $702,911 compared to $1,023,190 during the three months ended December 31, 2002. This decrease relates primarily to a reduction of labor costs due to focusing on the core business model of the safety and medical monitoring.

Interest Income and Expense

During the three months ended December 31, 2003, interest expense totaled $357,781, compared to $252,911 paid in the three months ended December 31, 2002. This amount consists primarily of non-cash interest expense of $316,166 related to the issuance of common stock in settlement of various note obligations.

Liquidity and Capital Resources

The Company is unable to finance its operations solely from cash flows from operating activities. During the three months ended December 31, 2003, the Company financed its operations primarily through borrowings from a related party and third parties.

As of December 31, 2003, the Company had unrestricted cash of $480,307 and a working capital deficit of $3,512,074, compared to cash of $136,894 and a working capital deficit of $1,826,996 at September 30, 2003. This change includes $1,681,666 from the reclassification of mezzanine capital to liabilities as a result of the adoption of FSAS 150.

During the three months ended December 31, 2003, the Company's operating activities used cash of $375,541, compared to cash of 815,231 used during the three months ended December 31, 2002. The decrease was primarily a result of reducing cash requirements by outsourcing consumer electronic distribution distributions activities and obtaining only a royalty on those activities.

The Company used cash of $1,040 for investing activities during the three months ended December 31, 2003.

The Company's financing activities during the three months ended December 31, 2003 provided cash of $719,994 compared to $785,599 during the three months ended December 31, 2002. During the three months ended December 31, 2003, the Company received net cash proceeds of $615,953 in net advances from a related party and net proceeds of $225,000 from the issuance of common stock subject to mandatory redemption. Cash was decreased by $22,112 in payments to notes payable, and $98,794 in payments to a related party note.

The Company incurred a net loss of $1,007,948 during the three months ended December 31, 2003. As of December 31, 2003, the Company had a net tangible stockholders' deficit of $3,476,960 and an accumulated deficit of $64,081,242. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2003, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include the conversion of a significant portion of its outstanding debt and other obligations to equity, as well as raising capital from the sale of the Company's common stock or other debt and equity securities.

There is no assurance that the Company will be successful in its plans to raise capital, convert debt to equity or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based upon their review, the Company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) are effective in providing the material information required to be disclosed in the reports it file or submit under the Exchange Act. Their review was completed as of December 31, 2003.

Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended December 31, 2003, the Company issued 1,955,207 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

         o 22,427 shares were issued for conversion of an outstanding debt and accrued interest of $33,640.

         o 1,240,551 shares were issued upon the conversion of 3,353 shares of Series A Preferred Stock

         o 692,229 shares were issued to reduce amounts owed to related parties

In each of these transactions the securities were issued to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits Required by Item 601 of Regulation S-B

Exhibit Number              Title of Document
--------------              -----------------

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

10.06 Agreement and Plan of Merger (SecureAlert) (previously filed as exhibit to Current Report on Form 8-K)

10.07 Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

10.08 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated August 3, 2001 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

10.09 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert), dated January 24, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.10 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert) dated March 1, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.11 Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.12 License Agreement between RemoteMDx, Inc. and SecureAlert, Inc. as licensor and Matsushita Electric Works, Ltd., as licensee, (April 12, 2002) (previously filed)

10.13         Agreement between the Company and SAE, (previously filed)

10.14 Agreement between the Company and SecureAlert Telematics, with amendments, (previously filed)

31.1          Certification of President and Chief Executive Officer under
              Section 302 of Sarbanes- Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32            Certification under Section 906 of Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REMOTEMDX, INC.



Date: February 23, 2004                     By:   /s/David G. Derrick
                                               --------------------------------
                                                  David G. Derrick,
                                                  Chief Executive Officer




Date: February 23, 2004                     By:   /s/Michael G. Acton
                                               --------------------------------
                                                  Michael G. Acton,
                                                  Principal Accounting Officer