Form 10QSB
period 2004-03-31
REMOTE MDX INC
filed 2004-05-17
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 10, 2004, the issuer had a total of 28,354,908 shares of common stock issued and outstanding. The issuer also had a total of 24,197 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 8,952,890 shares, and 1,835,824 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of one share of common stock for each share of Series B Preferred Stock.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                                 No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of March 31, 2004.............................3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three and six months ended March 31, 2004 and 2003..........................................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the six months ended March 31, 2004 and 2003....................................................5

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................................13

         Item 3.  Controls and Procedures........................................................................18

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds......................................................19

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20

         Signatures..............................................................................................22

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       March 31, 2004
                                                                                                    ---------------------
Assets
Current assets:
   Cash                                                                                                   129,350
   Restricted cash                                                                                        554,652
   Accounts receivable, net of allowance for doubtful accounts of $23,000                                 195,321
   Inventories                                                                                            318,464
   Prepaid expenses                                                                                        66,703
                                                                                                    ---------------------
                Total current assets                                                                    1,264,490
Property and equipment, net                                                                                56,581
Core technology, net                                                                                       70,000
Goodwill                                                                                                1,321,164
Other assets                                                                                                4,073
                                                                                                    ---------------------
                Total assets                                                                            2,716,308
                                                                                                    =====================
Liabilities and Stockholders' Deficit
Current liabilities:
   Notes payable                                                                                          775,000
   Bank line of credit                                                                                    550,681
   Related-party convertible notes payable                                                                169,676
   Convertible debentures, net of debt discount of $51,882                                                689,293
   Related-party line of credit                                                                           329,220
   Accounts payable                                                                                       330,817
   Accrued liabilities                                                                                    307,146
   Dividends payable                                                                                      281,711
   Deferred revenue                                                                                        12,261
   Common stock subject to mandatory redemption (see Note 6)                                            2,024,666
                                                                                                    ---------------------
                Total current liabilities                                                               5,470,471
                                                                                                    ---------------------
Commitments and contingencies
Redeemable common stock (see Note 10)                                                                           6
Stockholders' deficit:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 40,000 shares designated; 24,197 shares outstanding (aggregate liquidation
        preference of $439,040)                                                                                 3
     Series B; convertible; $0.0001 par value; 2,000,000 shares designated;
1,835,824 shares
       outstanding (aggregate liquidation preference of $5,687,820)                                           184

Common
   stock; $0.0001 par value; 50,000,000 shares authorized, 27,780,324 shares outstanding 2,778 Additional paid-in capital 62,557,818 Series A preferred stock subscription receivable - due from related party (300,000)

    Deferred consulting costs                                                                             (62,250)
   Accumulated deficit                                                                                (64,952,702)
                                                                                                    ---------------------
                Total stockholders' deficit                                                            (2,754,169)
                                                                                                    ---------------------
                Total liabilities and stockholders' deficit                                             2,716,308
                                                                                                    =====================

           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     Three months ended                  Six months ended
                                                                          March 31,                         March 31,
                                                                   2004             2003             2004              2003
                                                              ---------------  ---------------   ------------------  ---------------

Net sales                                                     $       299,568  $     194,789     $       501,509     $     373,526
Cost of goods sold                                                    258,770        132,117             462,043           386,636
                                                              ---------------  ---------------   ------------------  ---------------
                Gross profit (loss)                                    40,798         62,672              39,466
                                                                                                                           (13,110)

Research and development expenses                                           -              -              49,532
                                                                                                                            98,061
Selling, general and administrative expenses                          797,649        818,652           1,500,561
                                                                                                                         1,848,900
Amortization of core technology                                        35,000         46,666              70,000
                                                                                                                            93,333
                                                              ---------------  ---------------   ------------------  ---------------

                Loss from operations                                 (791,851)      (802,646)         (1,580,627)       (2,053,404)
Other income (expense):
   Other income                                                        11,142             -               47,605                 -
   Interest income                                                      2,581            215               5,212                 -
   Interest expense                                                   (93,332)      (158,426)           (451,113)         (409,943)
                                                              ---------------  ---------------   ------------------  ---------------
            Loss before income taxes and discontinued                (871,460)      (960,857)         (1,978,923)       (2,463,347)
operations

Income tax benefit                                                          -              -                   -                -
                                                              ---------------  ---------------   ------------------  ---------------
                Loss before discontinued operations                  (871,460)      (960,857)         (1,978,923)       (2,463,347)

               Income (loss) on discontinued operations, net                -        (69,968)             99,515          (442,102)
of tax
                                                              ---------------  ---------------   ------------------  ---------------
                Net loss                                             (871,460)    (1,030,825)         (1,879,408)       (2,905,449)

Dividends on Series A preferred stock                                (141,468)      (148,022)           (281,711)         (305,102)
                                                              ---------------  ---------------   ------------------  ---------------
                Net loss attributable to common stockholders  $    (1,012,928) $  (1,178,847)    $    (2,161,119)    $  (3,210,551)
                                                              ===============  ===============   ==================  ===============
Net loss per common share from continuing operations - basic
   and diluted                                                $          (.04) $        (.08)    $          (.08)    $        (.22)
Net income (loss) per common share from discontinued
   operations - basic and diluted                             $          0.00  $        (.01)    $          0.00     $        (.03)
Net loss per common share - basic and diluted                 $          (.04) $        (.09)    $          (.08)    $        (.25)
                                                              ===============  ===============   ==================  ===============
Weighted average shares - basic and diluted                        26,376,000     12,664,000          25,619,000        12,761,000
                                                              ===============  ===============   ==================  ===============









           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                 ------------------------------------
                                                                                       2004              2003
                                                                                 ----------------  ------------------
Cash flows from operating activities:
   Net loss                                                                      $     (1,879,408) $    (2,905,449)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       76,460          126,518
       Bad debt expense                                                                         -          162,000
       Loss on write-off of equipment charged to cost of sales                                  -           86,514
       Amortization of discount on purchase obligation to former
         SecureAlert shareholders                                                               -            5,825
       Amortization of deferred consulting and financing costs                            111,750          400,000
       Accretion of interest expense related to redeemable common stock                   263,666                -
       Common stock issued for services never rendered                                    (30,000)         289,934
       Changes in operating assets and liabilities:
               Increase in restricted cash                                                 (4,626)               -
           Accounts receivable, net                                                      (110,405)         549,210
           Inventories                                                                     45,973          346,987
           Other assets                                                                     8,544            1,834
           Increases in advances payable to related party for consulting
              services and expenses                                                       349,667                -
           Prepaid expenses                                                               (51,694)         (10,312)
           Accounts payable                                                                19,354         (108,589)
           Accrued liabilities                                                             (5,888)         139,787
           Deferred revenue                                                                (2,181)         (81,430)
                                                                                 ----------------  ------------------
                Net cash used in operating activities                                  (1,208,788)      (1,159,171)
                                                                                 ----------------  ------------------
Cash flows used in investing activities:
   Purchase of property and equipment                                                     (32,369)               -
                                                                                 ----------------  ------------------
                Net cash used in investing activities                                     (32,369)               -
                                                                                 ----------------  ------------------
Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                    (98,794)               -
   Net advances from related-party line of credit                                         269,062          454,782
   Net payments on bank line of credit                                                       (105)        (248,525)
   Payments on related party notes                                                              -          (25,000)
   Proceeds from issuance of redeemable common stock                                      225,000                -
   Proceeds from sale of debentures and common stock                                      884,209                -
   Proceeds from issuance of notes payable                                                      -        1,110,908
   Payments on notes payable                                                              (45,759)        (114,517)
                                                                                 ----------------  ------------------
                Net cash provided by financing activities                               1,233,613        1,177,648
                                                                                 ----------------  ------------------
Net increase (decrease) in cash                                                            (7,544)          18,477
Cash, beginning of period                                                                 136,894           51,390
                                                                                 ----------------  ------------------
Cash, end of period                                                                       129,350  $        69,867
                                                                                 ================  ==================


           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                        Six Months ended
                                                                                           March 31,
                                                                          ---------------------------------------------
                                                                                   2004                  2003
                                                                                (Unaudited)           (Unaudited)
                                                                          ---------------------   ---------------------
Cash paid for interest and taxes:
   Cash paid for income taxes                                             $                 -     $                  -
   Cash paid for interest                                                              82,447                   57,801
Supplemental schedule of non-cash investing and financing activities:
  Issuance of shares of common stock in exchange
    for shares of Series A preferred stock                                                108                       37
  Issuance of shares of common stock in exchange
    for deferred consulting services                                                   54,000                        -
  Reduction of related party line-of-credit in exchange for
    exercise of common stock options                                                    1,620                   71,442
  Accrual of Preferred Series A stock dividends                                       281,711                  305,102
  Deferred financing costs paid for by issuance of redeemable
    common shares                                                                           -                   45,000
  Restricted cash received for debt                                                         -                  300,000

  Series A preferred stock issued in lieu of cash dividends                                 -                   17,374
          Conversion of debt and accrued interest converted into shares of
                stock                                                                  33,640                        -
           Reduction of subscription receivable
                                                                                      400,000                        -
  Sale of net assets for assumption of liabilities and return of common shares, detailed as follows:
    Accounts payable and accrued liabilities assumed
                                                                                            -                 (488,410)
    Bank line-of-credit assumed
                                                                                            -                 (300,000)
    Obligation to SecureAlert relieved
                                                                                            -                 (400,000)
    Accounts receivable sold
                                                                                            -                  370,501
    Inventory sold
                                                                                            -                  539,706
    Property and equipment, net of $80,331 accumulated
      depreciation sold                                                                     -                  183,484
    Common stock returned (401,952 shares)                                                  -                   94,719


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

The Company is a medical, technology-based remote personal safety, health monitoring and diagnostic services company. The Company creates solutions for real-time monitoring of personal safety, security, and health needs in conjunction with a national monitoring center.


Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past three years, management has begun to pursue a more expanded role in the medical diagnostic industry by researching innovative ways to manage patient medical information as well as linking patients, physicians and payors through remote health monitoring products. Additionally, through its acquisition of SecureAlert II, Inc. ("SecureAlert") in July 2001, the Company is engaged in the business of manufacturing and marketing mobile emergency and personal security systems, and distributing consumer electronics products. The Company's revenues for the three months and six months ended March 31, 2004 and 2003 were generated from the sale of personal security products and services and from medical stains and reagents.


Basis of Presentation


The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.


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


Stock-Based Compensation


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                                   Three months ended                       Six months ended
                                                        March 31,                               March 31,
                                               2004                2003                2004                2003
                                         ---------------- --------------------- ----------------- ------------------------
Net loss  - as reported                  $      (871,460) $         (1,030,825) $   (1,879,408)   $      (2,905,449)

Deduct total stock based employee
compensation  expense determined
under fair value based method for all
awards, net of related taxes                      (9,876)              (68,310)           (9,876)              (68,310)
                                         ---------------- --------------------- ----------------- ------------------------
Net loss - pro forma                     $      (881,336) $      (1,099,135)    $   (1,889,284)   $      (2,973,759)
                                         ---------------- --------------------- ----------------- ------------------------
Basic and diluted net loss per common
   share - as reported                   $    (0.04)      $      (0.09)         $   (0.08)        $      (0.25)
                                         ---------------- --------------------- ----------------- ------------------------
Basic and diluted net loss per common
   share - pro forma                     $    (0.04)      $      (0.09)         $   (0.08)        $      (0.25)
                                         ---------------- --------------------- ----------------- ------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                Six Months Ended
                                                    March 31,
                                        ----------------------------------
                                              2004            2003
                                        ----------------------------------
                                        ----------------------------------

Expected dividend yield                                -                -
Expected stock price volatility                      45%             146%
Risk-free interest rate                            2.72%            4.75%
Expected life of options                         5 years          5 years




The weighted average fair value of options and warrants granted during the six months ended March 31, 2004 and 2003, were$0.45 and $2.73, respectively.


Impairment of Long-Lived Assets


Goodwill is not amortized but is subject to an impairment test, which is performed at least annually. Goodwill is related to the acquisition of SecureAlert (PAL Services) in July 2001. The Company tests goodwill for impairment at least annually or when changes in circumstances may indicate impairment. Impairment is measured by comparing the carrying value of the component unit to which goodwill is assigned, namely the assets of its wholly owned subsidiary SecureAlert, Inc. to the estimated fair value of the component unit using an income approach method of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices of the component unit. If the carrying amount of the component unit including goodwill is determined to exceed the estimated fair value of the component unit then an impairment is recorded as the difference between the carrying value and the fair market value.


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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of March 31, 2004 and 2003, there were approximately 16,769,000 and 18,202,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.


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

(2)      INVENTORIES


       Substantially all items included in inventory are finished goods and consisted of the following as of March 31, 2004:

      Mobile emergency and personal security systems              281,751
      Reagent stains                                               36,713
                                                     ------------------------
                                                     ------------------------
                                                                  318,464
                                                     ========================
(3)      NOTES PAYABLE


Short-term notes payable consist of the following at March 31, 2004: 1) $300,000 note payable to an individual with interest at 12% due monthly. The principal on the note is due at the earlier of the Company obtaining equity funding of $2,000,000 or March 30, 2004. The note is unsecured and is currently in default.
2) $175,000 convertible note payable to an individual with interest at 12% due monthly. The principal on the note is due at the earlier of the Company obtaining equity funding of $2,000,000 or March 30, 2004. The note is convertible at $1.50 per share which may be adjusted to reflect any dividend, split or consolidation affect on the Company's stock. This note is unsecured. 3) $300,000 note payable to a corporation with interest at 18%. On April 2, 2003, David Derrick and James Dalton, and ADP Management Corp. ("ADP Management") agreed to assume this note, however the note holder has not released the Company of this obligation, ADP Management is a corporation owned and controlled by Mr. Derrick and Mr. Dalton, both of whom are officers and directors of the Company, and is currently in default.

(4)      CONVERTIBLE DEBENTURES


During the quarter ended March 31, 2004, the Company conducted a private offering of debt and equity securities. The offering closed April 22, 2004. The offering involved the sale of units, each unit consisting of $70,588 in principal amount of convertible debentures, 54,467 shares of common stock, and 16,176 "origination shares" of common stock. In connection with this offering, the Company raised $1,050,000 in gross proceeds while netting $884,209 after expenses and commissions. At the quarter ended March 31, 2004, the debt discount was $51,882.

(5)      BANK LINE OF CREDIT


As of March 31, 2004, the Company had $550,681 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus .25% (4.25% at March 31, 2004), matures on April 15, 2005, is limited to $550,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $554,652.

(6)      COMMON STOCK SUBJECT TO MANDATORY REDEMPTION


As of March 31, 2004, the Company had 1,122,185 shares subject to a mandatory redemption feature at prices ranging from $0.54 to $3.00 per share. The total redemption value of $2,024,666 is included in current liabilities. The mandatory redemption feature goes away when the Company's common stock is listed on a national exchange.


(7)      RELATED-PARTY ADVANCES


As of March 31, 2004, the Company had related party advances payable to ADP Management totaling $329,220. These advances bear interest at 4.75% and are due on demand. During the six months ended March 31, 2004, the net cash borrowings from ADP Management were $246,544.


(8)      RELATED-PARTY CONVERTIBLE PROMISSORY NOTES


In connection with the acquisition of SecureAlert (PAL Services) in July 2001 the Company assumed two promissory notes payable to former SecureAlert (PAL Services) shareholders each with a principal balance of $250,000, and the Company granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The promissory notes were amended during the three months ended December 31, 2002 to provide for payments of principal and accrued interest at a rate of $20,000 per month until paid in full, commencing March 25, 2003; the remaining balance on the notes of $169,676 at March 31, 2004, continues to be convertible at the option of the holder at a rate of $3.00 per share. The notes continue to bear interest at a rate of five percent per year. During the six months ended March 31, 2004, the Company recorded interest expense of $5,321 on these promissory notes.


 (9)    PREFERRED STOCK


Series A 10 % Convertible Non-Voting Preferred Stock


Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the six months ended March 31, 2004, a total of 6,280 shares of Series A Preferred Stock were converted into 2,323,677 shares of common stock. As of March 31, 2004, there were 24,197 shares of Series A Preferred Stock outstanding, which represents 8,952,890 common stock equivalents at a conversion rate of 370 for 1. Subsequent to March 31, 2004, a total of 789 shares of Series A Preferred Stock were converted into 291,930 shares of common stock.


The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended March 31, 2004 and 2003, the Company recorded $141,468 and $148,022, respectively, in dividends on Series A Preferred Stock.


The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through March 31, 2004, the Company had not exercised its option to redeem shares of Series A Preferred Stock.


Series B Convertible Preferred Stock


In April 2002, the Company sold 1,835,824 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 shares were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). MEW was granted an anti-dilution right on the common stock conversion feature of the 1,000,000 Series B shares it purchased. If the Company should at any time during a two-year period (beginning April 2002) issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the 1,000,000 Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. On December 12, 2003, the holders of a majority of the outstanding shares of Series B Preferred Stock, including MEW, waived their rights under the anti-dilution provisions of the Series B Preferred Stock designation of rights and preferences and under other agreements with the Company through that date. The Company may redeem the Series B Preferred Stock at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of March 31, 2004, the Company had not exercised its option to redeem shares of Series B Preferred Stock.


(10)     COMMON STOCK

During the three months ended March 31, 2004, the Company issued 1,921,085 shares of common stock as follows:

     o 1,079,334 shares were issued upon the conversion of 2,917 shares of Series A Preferred Stock.

     o 100,000 shares were issued for services to be performed in subsequent periods.

     o 741,751 shares were issued from the sale of its debentures and equity securities for gross proceeds of $1,050,000.


Common Stock Subject to Redemption


Of the shares of common stock outstanding at March 31, 2004, a total of 58,333 shares are subject to redemption. In addition, the Company granted the holders the option to put back their shares at a price of $3.00 per share beginning

April 30, 2004 and ending May 31, 2004. This option will not be exercisable if the closing market price of the Company's common stock is at least $3.00 per share on April 27, 28, and 29, 2004 and listed on a national stock exchange. Subsequent to March 31, 2004, these conditions have not been met and the put options are therefore exercisable.





Common Stock Options and Warrants


Options and warrants to purchase a total of 5,979,914 shares of common stock were outstanding at March 31, 2004 with a weighted average exercise price of $3.22 per share.


(11)     SEGMENT INFORMATION


The Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The SecureAlert (PAL services) segment is engaged in the business of developing, distributing and marketing mobile emergency and personal security systems to distributors and consumers, and distributing consumer electronics products to the manufactured home market. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.


The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended March 31, 2004 and 2003:




                                                                              Three Months
                                                                            Ended March 31,
                                                                   -----------------------------------
                                                                         2004              2003
                                                                   ------------------ ----------------
      Net sales:
        SecureAlert (PAL Services):
           Consumer electronics                                    $                - $             -
           Mobile emergency and personal security systems                     159,341          51,644
                                                                   ------------------ ----------------
                                                                              159,341          51,644
        Reagents                                                              140,227         143,145
                                                                   ------------------ ----------------
                                                                   $          299,568 $       194,789
                                                                   ================== ================
      Net income (loss):
        SecureAlert (PAL Services)                                            (66,484)        107,833
        Reagents                                                               13,424          17,236
        Other (unallocated)                                                  (818,400)     (1,155,894)
                                                                   ------------------ ----------------
                                                                   $         (871,460)$    (1,030,825)
                                                                   ------------------ ----------------


The following table reflects certain financial information relating to each reportable segment for each of the six-month periods ended March 31, 2004 and 2003:


                                                                               Six Months
                                                                            Ended March 31,
                                                                   -----------------------------------
                                                                         2004               2003
                                                                   ------------------ ------------------
      Net sales:
        SecureAlert (PAL Services):
           Mobile emergency and personal security systems          $         217,293  $         103,031
                                                                   ------------------ ------------------

        Reagents                                                             284,216            270,495
                                                                   ------------------ ------------------
                                                                   $         501,509  $         373,526
                                                                   ================== ==================



      Net income (loss):
        SecureAlert (PAL Services)                                 $        (130,234) $        (808,742)
        Reagents                                                              38,226             18,656
        Other (unallocated)
                                                                          (1,767,400)        (2,115,363)
                                                                   ------------------ ------------------
                                                                   $      (1,879,408) $      (2,905,449)

      Identifiable assets:
           SecureAlert (PAL Services) (including goodwill of
                $1,321,164)                                                1,811,086
           Reagents                                                          130,195
           Other (unallocated)                                               775,027
                                                                   ------------------
                                                                   $       2,716,308
                                                                   ==================

 (12)    SUBSEQUENT EVENTS


Subsequent to March 31, 2004, the Company has continued to conduct a private offering of debt and equity securities. The offering involved the sale of units, each unit consisting of $70,588 in principal amount of convertible debentures, 54,467 shares of common stock, and 16,176 "origination shares" of common stock. Subsequent to March 31, 2004, the Company received gross proceeds of $400,000 from the private offering. Therefore, the Company issued to investors debentures in the principal amount of $282,352, as well as 282,572 shares of common stock. Of the shares issued to investors in the private placement, 217,868 shares were issued upon exercise of options assigned by ADP Management and exercised upon closing of the offering. Gross proceeds from this offering totaled $1,450,000. This private offering of debt and equity securities closed on April, 22,2004.


The Company has opened a new $2,000,000 private offering of debt and equity securities with similar "unit" terms as the previously closed offering, with all shares originally issued in the offering by the Company.


In April 2004, the Company paid down the bank line of credit by $375,000 bringing the outstanding balance to $175,000.

Subsequent to March 31, 2004, a total of 789 shares of Series A Preferred Stock were converted into 291,930 shares of common stock.


Item 2.  Management's Discussion and Analysis or Plan of Operation


Special Note Regarding Forward-looking Information


Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6. "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.


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

Revenue Recognition

The Company derives revenue primarily from the sale of consumer electronics and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. From the date of the acquisition of SecureAlert (PAL Services) in July 2001 through September 30, 2003, and for the year ended September 30, 2003, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

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

Allowance for Doubtful Accounts

The Company must make estimates of the collectability of accounts receivable. In doing so, the Company analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Discontinued Operations

During the six months ended March 31, 2004, management determined to discontinue its operating activities of consumer electronic distribution. The Company's activities included wholesale distribution to home manufactures through December 31, 2002. On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE"), an unaffiliated company, granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In exchange for this distribution the Company received a 7% royalty fee in connection with consumer electronic products sold by SAE under the distribution rights agreement. This agreement expired on December 31, 2003. Because of the Company's decision to pursue a business model to sell and service mobile security devices, and the significant market expansion costs required to continue its consumer electronic products distribution the Company has discontinued the consumer electronics operations. The discontinued operations for the three and six months ended March 31, 2004 and 2003 were as follows:


                                               Three Months Ended                  Six Months Ended
                                                    March 31,                          March 31,
                                               --------------------           ----------------------------
                                                2004      2003                     2004         2003
                                               --------------------           ----------------------------
Net Sales and royalties from                   $   -     $ 51,709             $     99,515     $ 120,786
consumer electronics product
Distribution

Costs associated with consumer
electronics operations                             -     (121,677)                       -      (562,888)
                                               --------------------           ----------------------------


Net income (loss) from
discontinued operations                        $   -     $(69,968)            $       99,515   $(442,102)
                                               ====================           ============================




Continued Operations


The Company's focus is on building the mobile emergency and personal security systems market, rater than the consumer electronics market. The following discussion and analysis is therefore based only upon the continued operations of the Company.


Three months ended March 31, 2004 Compared to Three months ended March 31, 2003


Net Sales


For the three months ended March 31, 2004, the Company had net sales of $299,568 compared to $194,789 for the three months ended March 31, 2003, an increase of

$104,779. The increase in net sales resulted primarily from focusing on the core business model of the personal safety and medical monitoring. In addition, the net sales increased by developing dealer-distribution channels.


SecureAlert (PAL Services) had net sales of $159,341 during the three months ended March 31, 2004 compared to net sales of $51,644 for the three months ended March 31, 2003. These sales consisted of mobile emergency and personal security systems. CCG was a significant customer of SecureAlert (PAL Services) accounting for 26% of SecureAlert's (PAL Services) sales during the period. No other SecureAlert (PAL Services) customer accounted for 10% or more of its sales.


Reagents had revenues for the three months ended March 31, 2004 of $140,227, compared to $143,145 during the quarter ended March 31, 2003. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 15% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.


Cost of Goods Sold


For the three months ended March 31, 2004, cost of goods sold totaled $258,770 compared to $132,117 during the three months ended March 31, 2003, an increase of $126,653. The increase in cost of sales was due primarily to the increase in net sales. SecureAlert's (PAL Services) cost of goods sold totaled $172,982 or 109% of SecureAlert's (PAL Services) net sales during the three months ended March 31, 2004. Personal emergency response products are sold below cost in order to receive recurring revenues under a long-term monitoring agreement. The Company has certain fixed costs associated with cost of goods sold such as monitoring. As volume increases cost of goods sold as a percentage should decrease. Therefore, the Company incurs a negative gross margin on SecureAlert's (PAL Services) products. Reagents' cost of goods sold was $85,788 or 61% of Reagents' net sales during the three months ended March 31, 2004, compared to $83,970 or 59% of Reagents' net sales for the same period during the prior fiscal year. The increase in cost of sales was primarily due to an increase in production costs.


Research and Development Expenses


No research and development expenses were incurred for the three months ended March 31, 2004.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert (PAL Services). Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $35,000 for the three months ended March 31, 2004.


Selling, General and Administrative Expenses


During the three months ended March 31, 2004, selling, general and administrative expenses were $797,649, compared to selling, general and administrative expenses in the prior year period of $825,710, a decrease of $28,061. This decrease relates primarily to a reduction in labor costs. In addition, amounts allocated to selling, general, and administrative expenses in the three months ended March 31, 2003 included non-cash consideration of approximately $373,000 paid in the form of common stock, consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company as compared to approximately $197,000 related to such expenses for the three months ended March 31, 2004.


Interest Income and Expense


During the three months ended March 31, 2004, interest expense totaled $93,332 compared to $158,426 paid in the three months ended March 31, 2003. This amount consists primarily of non-cash interest expense of $52,500 related to the issuance of common stock in settlement of various note obligations.





Six months ended March 31, 2004 Compared to Six months ended March 31, 2003

Net Sales


Net sales during the six months ended March 31, 2004 were $501,509 compared to $373,526 in net sales during the six months ended March 31, 2003, an increase of $127,983. The increase in net sales resulted primarily from the Company's on-going efforts to develop dealer-distribution channels for its products.


SecureAlert (PAL Services) had net sales of $217,293 during the six months ended March 31, 2004 compared to $103,031 during the six months ended March 31, 2003. Reagents' had sales for the six months ended March 31, 2004 of $284,216, compared to $270,495 during the same period in the prior fiscal year, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


During the six months ended March 31, 2004, cost of goods sold was $462,043 compared to $386,636 during the six months ended March 31, 2003, an increase of $75,407. The increase in cost of sales resulted primarily from an increase in net sales. SecureAlert's (PAL Services) cost of goods sold was $294,683 or 136% of net sales in the six months ended March 31, 2004, compared to $220,761 or 214% of net sales during the same period one year ago. Remote medical products are sold below cost in order to receive recurring revenues under a long-term monitoring agreement. The Company has certain fixed costs associated with cost of goods sold such as monitoring. As volume increases cost of goods sold as a percentage should decrease. Reagents' cost of goods sold totaled $167,360 or 59% of net sales during the six months ended March 31, 2004, compared to $165,874 or 61% of net sales during the same period in the prior fiscal year. The decrease as a percentage of net sales was primarily due to a decrease in material, wages and overhead costs.


Research and Development Expenses


During the six months ended March 31, 2004 and 2003, research and development expense was $49,532 and $98,061, respectively, and consisted primarily of expenses associated with the development of SecureAlert's (PAL Services) personal security devices, and related services.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert (PAL Services). Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $70,000 for the six months ended March 31, 2004.


Selling, General and Administrative Expenses


During the six months ended March 31, 2004, selling, general and administrative expenses totaled $1,500,561, compared to $1,848,900 during the six months ended March 31, 2003, a decrease of $348,339. This decrease relates primarily to a reduction in labor costs. In addition, amounts allocated to selling, general, and administrative expenses in the six months ended March 31, 2003 included non-cash consideration of approximately $601,000 paid in the form of common stock and options granted to consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company compared to approximately $696,000 in such expenses paid during the six months ended March 31, 2004.


Interest Income and Expense


During the six months ended March 31, 2004, interest expense totaled $451,113. This amount consists primarily of non-cash interest expense of $368,666 related to common stock issuances under various note obligations.


Liquidity and Capital Resources


The Company is presently unable to finance its operations solely from cash flows from operating activities. During the six months ended March 31, 2004, the Company financed its operations primarily through borrowings from a related party and third parties and from the sale of debt and equity securities of the Company for net proceeds of $1,378,271.

As of March 31, 2004, the Company had cash of $129,350 and a working capital deficit of $4,205,981, compared to cash of $136,894 and a working capital deficit of $1,826,996 at September 30, 2003. This change includes $2,024,666 resulting from the reclassification of mezzanine capital to liabilities.


During the six months ended March 31, 2004, the Company's operating activities used cash of $1,208,788, compared to cash of $1,159,171 used during the six months ended March 31, 2003. The increase was primarily a result of the loss of operations and an increase in accounts receivable.


The Company used cash of $32,369 for investing activities during the six months ended March 31, 2004.


The Company's financing activities during the six months ended March 31, 2004 provided cash of $1,233,613 compared to $1,177,648 during the six months ended March 31, 2003. During the six months ended March 31, 2004, the Company received net cash proceeds of $269,062 in net advances from a related party and net proceeds of $225,000 from the issuance of common stock subject to mandatory redemption, as well as net cash proceeds of $884,209 from the sale of its debentures and equity securities. Cash was decreased by $45,864 in payments to notes payable, and $98,794 in payments to a related party note.


The Company incurred a net loss of $1,879,408 during the six months ended March 31, 2004. As of March 31, 2004, the Company had a net tangible stockholders' deficit of $4,145,327 and an accumulated deficit of $64,952,702. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2003, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include raising capital from the sale of the Company's common stock or other debt and equity securities.


There is no assurance that the Company will be successful in its plans to raise capital or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.


Recent Developments


During the quarter ended March 31, 2004, the Company commenced a private placement offering of its Series B convertible debentures. The offering closed April 22, 2004. In connection with this offering, the Company raised gross proceeds of $1,450,000. Each "unit" which was sold in the offering consisted of $70,588 in principal amount of convertible debentures; 54,467 shares of common stock; and 16,176 additional shares of common stock. Accordingly, debentures in the principal amount of $1,023,526, as well as 1,024,324 shares of common stock were purchased by investors in the offering.


The Company has opened a new $2,000,000 private offering of debt and equity securities with similar "unit" terms as the previously closed offering, with all shares originally issued in the offering by the Company.


In April 2004, the Company paid down the bank line of credit by $375,000 bringing the outstanding balance to $175,000.


Item 3.   Controls and Procedures


Evaluation of Disclosure Controls and Procedures. Based upon their review, the Company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) are effective in providing the material information required to be disclosed in the reports it file or submits under the Exchange Act. Their review was completed as of March 31, 2004.


Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

                           PART II. OTHER INFORMATION


 Item 2.  Changes in Securities and Use of Proceeds


During the three months ended March 31, 2004, the Company issued 1,921,085 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

     o    100,000 shares for services rendered or to be rendered

     o 1,079,334 shares upon the conversion of 2,917 shares of Series A Preferred Stock, and

     o 741,751 shares were issued from the sale of its debentures and equity securities for gross proceeds of $1,050,000.


In each of these transactions the securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities. The offer and sale of securities in the Company's private placement of debt and equity were made solely to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act, in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

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

     10.05Securities  Purchase  Agreements  with ADP Management and James Dalton
          (previously filed)

     10.06Agreement and Plan of Merger (SecureAlert (PAL Services)) (previously filed as exhibit to Current Report on Form 8-K)

     10.07Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

     10.08Amended and Restated Loan and Security  Agreement  (SunTrust  Bank and
          SecureAlert (PAL Services)), dated August 3, 2001 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

     10.09Amended and Restated Loan and Security  Agreement  (SunTrust  Bank and
          SecureAlert (PAL Services)), dated January 24, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

     10.10Amended and Restated Loan and Security  Agreement  (SunTrust  Bank and
          SecureAlert (PAL Services)) dated March 1, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

     10.11Loan  Agreement (as amended and extended)  dated March 5, 2002 between
          ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001) 10.12 License Agreement between RemoteMDx, Inc. and SecureAlert (PAL Services), Inc. as licensor and Matsushita Electric Works, Ltd., as licensee, (April 12, 2002) Agreement with SecureAlert Entertainment, LLC, with amendments (January and June 2003) (previously filed)

     10.13Agreement  with  SAE  (incorporated  by  reference  to  the  Company's quarterly  report on Form 10-QSB for the quarter  ended  December  31,
          2002)

     10.14Agreement    between   the   Company   and   SecureAlert    Telematics
          (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2002)

     10.15 Amendments to SAE Agreement (previously filed)

     10.16Agreement  with  ADP  Management,  Derrick  and  Dalton  (April  2003)
          (previously filed)


     31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002


     31.2 Certification  of  Chief  Financial   Officer  under  Section  302  of
          Sarbanes-Oxley Act of 2002


     32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)


(b)       Reports on Form 8-K


During the quarter ended March 31, 2004, the Company filed no reports on Form
8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REMOTEMDX, INC.



Date: May 17, 2004               By: /s/ David G. Derrick
                                    ------------------------------------------
                                    David G. Derrick,
                                    Chief Executive Officer




Date: May 17, 2004               By: /s/ Michael G. Acton
                                    ----------------------------------------
                                    Michael G. Acton,
                                    Principal Accounting Officer