Form 10QSB
period 2004-06-30
REMOTE MDX INC
filed 2004-08-23
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

On August 16, 2004, the issuer had a total of 29,909,198 shares of common stock issued and outstanding. The issuer also had a total of 23,101 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 8,547,370 shares, and 1,835,824 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of one share of common stock for each share of Series B Preferred Stock.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


                                                                         Page
                                                                         No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004...........3

Unaudited Condensed Consolidated Statements of Operations for
the three and nine months ended June 30, 2004 and 2003.......................4

Unaudited Condensed Consolidated Statements of Cash Flows for
the nine months ended June 30, 2004 and 2003.................................5

Notes to Unaudited Condensed Consolidated Financial Statements...............7

Item 2.  Management's Discussion and Analysis or Plan of Operation..........13

Item 3.  Controls and Procedures............................................19

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................19

Item 6.  Exhibits and Reports on Form 8-K...................................20

Signatures..................................................................22

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       June 30, 2004
                                                                                                    ---------------------
Assets
Current assets:
   Cash                                                                                             $          89,916
   Restricted cash                                                                                            175,697
   Accounts receivable, net of allowance for doubtful accounts of $27,000                                     263,993
   Inventories                                                                                                216,573
   Prepaid expenses                                                                                            68,368
                                                                                                    ---------------------
                Total current assets                                                                          814,547
Property and equipment, net                                                                                   113,933
Core technology, net                                                                                           35,000
Goodwill                                                                                                    1,321,164
Other assets                                                                                                    4,073
                                                                                                    ---------------------
                Total assets                                                                        $       2,288,717
                                                                                                    =====================
Liabilities and Stockholders' Deficit
Current liabilities:
   Notes payable                                                                                    $         775,000
   Bank line of credit                                                                                        175,000
   Related-party convertible notes payable                                                                    169,676
   Convertible debentures, net of debt discount of $183,597                                                   839,930
   Related-party line of credit                                                                               434,046
   Accounts payable                                                                                           615,372
   Accrued liabilities                                                                                        384,696
   Dividends payable                                                                                          400,289
   Deferred revenue                                                                                            13,188
   Common stock subject to mandatory redemption (see Note 6)                                                  196,000
                                                                                                    ---------------------
                Total current liabilities                                                                   4,003,197
                                                                                                    ---------------------
Commitments and contingencies

Stockholders' deficit:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 40,000 shares designated; 23,101 shares outstanding (aggregate liquidation
        preference of $593,833)                                                                                     2

     Series B; convertible; $0.0001 par value; 2,000,000 shares designated;
        1,835,824 shares outstanding (aggregate liquidation preference of $5,687,820)                             184

   Common stock; $0.0001 par value; 50,000,000 shares authorized, 29,909,198 shares
   outstanding                                                                                                  2,991

   Additional paid-in capital                                                                              65,475,647

   Series A preferred stock subscription receivable - due from related party                                 (300,000)
   Deferred consulting costs                                                                                 (113,737)
   Accumulated deficit                                                                                    (66,779,567)
                                                                                                    ---------------------
                Total stockholders' deficit                                                                (1,714,480)
                                                                                                    ---------------------
                Total liabilities and stockholders' deficit                                         $       2,288,717
                                                                                                    =====================


           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     Three months ended                 Nine months ended
                                                                          June 30,                           June 30,
                                                                   2004             2003                 2004              2003
                                                              -----------------   ---------------   ---------------   --------------

Revenue from products                                         $       356,515     $     242,942     $    759,582      $     515,696
Revenue from monitoring services                                       50,734            46,353          149,176            147,125
                                                              -----------------   ---------------   ---------------   --------------
                         Total revenue                                407,249           289,295          908,758            662,821

Cost of goods sold                                                    256,622            70,306          544,460            283,509
Cost of goods sold from monitoring services                           98, 610           102,383          272,815            275,815
                                                              -----------------   ---------------   ---------------   --------------
                         Total cost of goods sold                     355,232           172,689          817,275            559,324

Gross profit (loss)                                                    52,017           116,606           91,483            103,497

Research and development expenses                                           -             3,145           49,532            101,206

Selling, general and administrative expenses                        1,547,169         1,668,967        3,047,730          3,517,866

Amortization of core technology                                        35,000            46,666          105,000            140,000
                                                              -----------------   ---------------   ---------------   --------------

                Loss from operations                               (1,530,152)       (1,602,172)      (3,110,779)        (3,655,575)

Other income (expense):
   Other income                                                        10,062                -            57,667                 -

   Interest income                                                      1,077               367            6,289              1,760

   Interest expense                                                  (307,852)         (307,916)        (758,965)          (719,253)
                                                              -----------------   ---------------   ---------------   --------------
            Loss before income taxes and discontinued
                operations                                         (1,826,865)       (1,909,721)      (3,805,788)        (4,373,068)

Income tax benefit                                                          -                -                -                 -
                                                              -----------------   ---------------   ---------------   --------------
                Loss before discontinued operations                (1,826,865)       (1,909,721)      (3,805,788)        (4,373,068)

               Income (loss) on discontinued operations, net
                of tax                                                      -           131,731           99,515           (310,371)
                                                              -----------------   ---------------   ---------------   --------------
                Net loss                                           (1,826,865)       (1,777,990)      (3,706,273)        (4,683,439)

Dividends on Series A preferred stock                                (118,577)         (147,080)        (400,289)          (452,182)

                                                              -----------------   ---------------   ---------------   --------------
                Net loss attributable to common stockholders  $    (1,945,442)    $  (1,925,070)    $ (4,106,562)     $  (5,135,621)

                                                              =================   ===============   ===============   ==============
Net loss per common share from continuing operations - basic
   and diluted                                                $          (.07)    $        (.10)    $       (.15)     $        (.30)
Net income (loss) per common share from discontinued
   operations - basic and diluted                             $          0.00     $        0.01     $       0.01      $        (.02)
Net loss per common share - basic and diluted                 $          (.07)    $        (.09)    $       (.14)     $        (.32)
                                                              =================   ===============   ===============   ==============
Weighted average shares - basic and diluted                        28,556,000        22,086,000       26,598,000         15,893,000
                                                              =================   ===============   ===============   ==============







                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                              June 30,
                                                                                 ------------------------------------
                                                                                       2004              2003
                                                                                 ------------------  ----------------
Cash flows from operating activities:
   Net loss                                                                      $     (3,706,273)   $  (4,683,439)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      117,250          191,784
       Amortization of discount on purchase obligation to former
         SecureAlert shareholders                                                               -            5,825
       Amortization of debt discount                                                       26,229                -
       Amortization of deferred consulting and financing costs                            149,363          385,000
       Accretion of interest expense related to redeemable common stock                   483,659                -
       Common stock issued to directors for services                                      108,000                -
       Common stock issued for services                                                    60,750        1,180,961
       Common stock options issued for services primarily to related party                498,833          274,777
       Common stock issued for services never rendered                                    (30,000)               -
       Loss on production equipment charged to research costs                                   -           70,761
       Increases in advances payable to related party for consulting services
         and expenses                                                                     478,252                -
       Changes in operating assets and liabilities:
              Decrease in restricted cash                                                  (1,352)               -
           Accounts receivable, net                                                      (179,077)         539,689
           Inventories                                                                    147,864          391,048
           Other assets                                                                    (2,701)               -
           Prepaid expenses                                                               (42,114)          (1,991)
           Accounts payable                                                               303,909         (292,452)
           Accrued liabilities                                                             71,662          122,945
           Deferred revenue                                                                (1,254)         (67,162)
                                                                                 ------------------  ----------------
                Net cash used in operating activities                                  (1,517,000)      (1,882,254)
                                                                                 ------------------  ----------------
Cash flows used in investing activities:
   Purchase of property and equipment                                                     (95,511)          (2,345)
                                                                                 ------------------  ----------------
                Net cash used in investing activities                                     (95,511)          (2,345)
                                                                                 ------------------  ----------------
Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                    (98,794)               -
   Net advances from related-party line of credit                                         245,303         (644,065)
   Net payments on bank line of credit                                                       (105)         254,862
   Payments on related party convertible payable notes                                          -          (97,380)
   Proceeds from issuance of redeemable common stock                                      225,000          250,000
   Proceeds from sale of debentures and common stock                                    1,239,888                -
   Proceeds from issuance of notes payable                                                      -        1,440,908
   Payments on notes payable                                                              (45,759)        (217,853)
   Proceeds from issuance of common stock                                                       -          937,000
                                                                                 ------------------  ----------------
                Net cash provided by financing activities                               1,565,533        1,923,472
                                                                                 ------------------  ----------------
Net increase (decrease) in cash                                                           (46,978)          38,873
Cash, beginning of period                                                                 136,894           51,390
                                                                                 ------------------  ----------------
Cash, end of period                                                                        89,916    $      90,263
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

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                       Nine Months ended
                                                                                            June 30,
                                                                          ---------------------------------------------
                                                                                   2004                  2003
                                                                                (Unaudited)           (Unaudited)
                                                                          -----------------------   -------------------
Cash paid for interest and taxes:
   Cash paid for income taxes                                             $                     -   $                -

   Cash paid for interest                                                                  93,554              127,930
Supplemental schedule of non-cash investing and financing activities:
   Issuance of shares of common stock in exchange
     for shares of Series A preferred stock                                                   273                   65
   Issuance of shares of common stock in exchange
     for deferred consulting services                                                     143,100                    -
    Reduction of related party line-of-credit in exchange for
     exercise of common stock options                                                       1,620               73,279

   Common stock issued for conversion of debt and accrued interest                              -              442,750

   Common stock issued for deferred consulting and financing services                           -              150,000

   Debt exchanged for redeemable common stock                                                   -              725,000

   Accrual of Preferred Series A stock dividends                                          400,289              452,182
   Deferred financing costs paid for by issuance of redeemable
     common shares                                                                              -               45,000

   Use of restricted cash to pay debt                                                     375,681                    -

   Series A preferred stock issued in lieu of cash dividends                                    -               17,374

           Conversion of debt and accrued interest converted into shares
                of common stock                                                            33,640                    -

            Reduction of subscription receivable                                          400,000                    -

   Sale of net assets for assumption of liabilities and return of common shares, detailed as follows:

     Accounts payable and accrued liabilities assumed                                           -             (488,410)

     Bank line-of-credit assumed                                                                -             (300,000)

     Obligation to SecureAlert relieved                                                         -             (400,000)

     Accounts receivable sold                                                                   -              370,501

     Inventory sold                                                                             -              539,706

     Property and equipment, net of $80,331 accumulated
           depreciation sold                                                                    -              183,484

     Common stock returned (401,952 shares)                                                     -               94,719











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


The Company is a technology based company specializing in real-time monitoring of mobile individuals for their own safety, security and health concerns. The Company's products and services are offered through patented technologies that utilize the transfer of data and voice transmissions over a cellular network in combination with GPS (Global Positioning Satellites) and diagnostic devices that communicate with to the Company's monitoring center, known as the PAL Services Network.


Additionally, through its wholly owned subsidiary SecureAlert II, Inc. ("SecureAlert"), the Company markets and manufactures various mobile emergency, personal security and related health products utilizing the Company's patented technologies. The Company's revenues for the three months and nine months ended June 30, 2004 and 2003 were generated from the sale of personal security products and services and medical stains and reagents.


Basis of Presentation


The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.


Going Concern


The Company has recurring net losses, negative cash flows from operating activities and a working capital deficit, a stockholders' deficit and accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Management's plans with respect to this uncertainty include converting debt obligations to equity, and raising additional capital from the sale of equity securities, obtaining debt financing and enhancing revenues and cash flows from its operations by increasing selling and marketing efforts related to new and existing products and services.


There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs. In addition, there can be no assurance that the Company's operations will generate positive cash flows, that the Company will be successful in introducing new products to the market or that the Company will be economically successful from its increased selling and marketing efforts related to its new and existing products in the market. Further, the Company may be unable to complete the development and successful commercialization of any new remote health monitoring products.

Principles of Consolidation


The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.


Stock-Based Compensation


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock-based compensation awarded to employees, except when the exercise price of the award is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:




                                                   Three months ended                       Nine months ended
                                                        June 30,                                June 30,
                                               2004                2003                2004                2003
                                         ------------------- ------------------ ----------------- ------------------------
Net loss  - as reported                  $    (1,826,865)    $      (1,777,990) $   (3,706,273)   $      (4,683,439)


Add:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                             -                     -               -                    -

Deduct total stock based employee
compensation expense determined under
fair value based method for all
awards, net of related taxes                     (102,771)              (68,310)         (112,647)               (68,310)
                                         ------------------- ------------------ ----------------- ------------------------
Net loss - pro forma                     $     (1,929,636)   $       (1,846,300)$      (3,818,920)   $        (4,751,749)
                                         ------------------- ------------------ ----------------- ------------------------
Basic and diluted net loss per common
share - as reported                      $          (0.07)   $            (0.09)$           (0.14    $             (0.32)
                                         ------------------- ------------------ ----------------- ------------------------
Basic and diluted net loss per common
   share - pro forma                     $          (0.07)   $            (0.09)$           (0.14)   $             (0.32)
                                         ------------------- ------------------ ----------------- ------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                               Nine Months Ended
                                                    June 30,
                                        ----------------------------------
                                              2004            2003
                                        ----------------------------------

Expected dividend yield                                -                -
Expected stock price volatility                      93%             146%
Risk-free interest rate                            3.87%            4.75%
Expected life of options                         5 years          5 years




The weighted average fair value of options and warrants granted during the nine months ended June 30, 2004 and 2003, were $0.40 and $2.14, respectively.


Impairment of Long-Lived Assets


Goodwill is not amortized but is subject to an impairment test, which is performed at least annually. Goodwill is related to the acquisition of SecureAlert (PAL Services) in July 2001. The Company tests goodwill for impairment at least annually or when changes in circumstances may indicate impairment. Impairment is measured by comparing the carrying value of the component unit to which goodwill is assigned, namely the assets of SecureAlert (PAL Services) its wholly owned subsidiary SecureAlert, Inc. to the estimated fair value of the component unit using an income approach method of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices of the component unit. If the carrying amount of the component unit including goodwill is determined to exceed the estimated fair value of the component unit then an impairment is recorded as the difference between the carrying value and the fair market value.


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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and conversion of preferred stock. As of June 30, 2004 and 2003, there were approximately 20,146,000 and 18,086,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.


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

(2)      INVENTORIES


       Substantially all items included in inventory are finished goods and consisted of the following as of June 30, 2004:

 Mobile emergency and personal security systems     $               179,639
 Reagent stains                                                      36,934
                                                    ------------------------
                                                    $               216,573
                                                    ========================
(3)      NOTES PAYABLE


Short-term notes payable consist of the following at June 30, 2004:

     o $300,000 note payable to an individual with interest at 12% due monthly. The principal on the note is due September 30, 2004. The note is unsecured.

     o $175,000 convertible note payable to an individual with interest at 12% due monthly. The note was amended during the quarter changing the maturity date to a month-to-month loan callable by the lender upon sixty (60) days written notice to the Company. The note is convertible into common stock at the rate of $1.50 of indebtedness per share of common stock. The conversion rate is subject to adjustment to reflect any dividend, split or consolidation effected on the Company's common stock. This note is unsecured.

     o $300,000 note payable to a corporation which was assumed on April 2, 2003 by David Derrick and James Dalton, officers and directors of the Company, and ADP Management Corp. ("ADP Management"), a corporation owned and controlled by Mr. Derrick and Mr. Dalton. However the note holder has not released the Company of this obligation. This note is currently in default.

(4)      CONVERTIBLE DEBENTURES


During the nine months ended June 30, 2004, the Company conducted a private offering of debt and equity securities. The offering closed April 22, 2004. The offering involved the sale of units, each unit consisting of $70,588 in principal amount of convertible debentures, 54,467 shares of common stock, and 16,176 "origination shares" of common stock. The debentures are convertible automatically into common stock upon the closing of an equity or debt offering by the Company with gross proceeds of at least $5,000,000 at a conversion price equal to 80% of the pre-money valuation of the common stock immediately prior to the closing of the qualified offering. In connection with this offering, the Company raised $1,450,000 in gross proceeds while netting $1,239,888 after expenses and commissions. As of June 30, 2004, the debt discount was $183,597.

(5)      BANK LINE OF CREDIT


As of June 30, 2004, the Company had $175,000 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus ..25% (4.25% at June 30, 2004), matures on April 15, 2005, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $175,697.

(6)      COMMON STOCK SUBJECT TO REDEMPTION


As of June 30, 2004, the Company had 217,185 shares of common stock subject to redemption at the option of the holder at prices ranging from $0.54 to $3.00 per share. The total redemption value of $196,000 is included in current liabilities. The redemption feature terminates when the Company's common stock is listed on a national exchange.


(7)      RELATED-PARTY ADVANCES


As of June 30, 2004, the Company had related party advances payable to ADP Management totaling $434,046. These advances bear interest at 4.75% and are due on demand. During the nine months ended June 30, 2004, the net cash borrowings from ADP Management were $245,303.

(8)      RELATED-PARTY CONVERTIBLE PROMISSORY NOTES


In connection with the acquisition of SecureAlert (PAL Services) in July 2001 the Company assumed two promissory notes payable to former SecureAlert (PAL Services) shareholders each with a principal balance of $250,000. The Company also granted each of the note holders the right, at any time prior to July 2, 2002, to convert their note into 83,333 shares of the Company's common stock, or to be paid $250,000 on July 2, 2002. The promissory notes were amended during the three months ended December 31, 2002 to provide for payments of principal and accrued interest at a rate of $20,000 per month until paid in full, commencing March 25, 2003; the aggregate remaining balance on the notes as of June 30, 2004 was $169,676, which amount continues to be convertible into shares of common stock at the option of the holder at a rate of $3.00 per share. The notes continue to bear interest at a rate of 5% percent per year. During the nine months ended June 30, 2004, the Company recorded interest expense of $7,661 on these promissory notes.


 (9)    PREFERRED STOCK


Series A 10 % Convertible Non-Voting Preferred Stock


Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the nine months ended June 30, 2004, a total of 7,376 shares of Series A Preferred Stock were converted into 2,725,357 shares of common stock. As of June 30, 2004, there were 23,101 shares of Series A Preferred Stock outstanding, which represents 8,547,370 common stock equivalents at a conversion rate of 370 for 1. However, the Company's Articles of Incorporation prohibit Series A Preferred Stockholders to convert their shares into common stock if, after such conversion, the holder thereof would hold in excess of 4.9% of the Company's issued and outstanding shares of common stock. On April 13, 2004, ADP Management, a significant shareholder of the Company, converted 789 shares of Series A Preferred Stock into 292,012 shares of common stock (the "Conversion Shares"), notwithstanding the limitation on conversion in the Articles of Incorporation. ADP Management subsequently transferred the shares of common stock issued upon this conversion to unrelated third parties in bone fide gift transactions. The Company is reviewing alternatives for rectifying this transaction, investigating the extent of similar conversions that may have occurred by other Series A Preferred Stockholders, and establishing policies to ensure that similar conversions do not occur in the future. In the case of ADP Management's April 13, 2004 conversion, it appears that at the time of conversion, ADP Management owned shares of common stock of the Company other than the Conversion Shares, which it could have transferred by gift to the unrelated third parties (the "Replacement Shares"). Accordingly, it appears that the Company and ADP Management could rectify the conversion by rescinding the conversion transaction, restoring to ADP Management the shares of Series A Preferred which it originally owned, and surrendering to the Company for cancellation Replacement Shares equal in number to the shares of common stock which ADP Management transferred by gift.


The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the nine months ended June 30, 2004 and 2003, the Company recorded $400,289 and $452,182, respectively, in dividends on Series A Preferred Stock.


The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through June 30, 2004, the Company had not exercised its option to redeem shares of Series A Preferred Stock.


Series B Convertible Preferred Stock


In April 2002, the Company sold 1,835,824 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 shares were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). MEW was granted an anti-dilution right on the common stock conversion feature of the 1,000,000 Series B shares it purchased. If the Company should at any time during a two-year period (beginning April 2002) sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the 1,000,000 Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. On December 12, 2003, the holders of a majority of the outstanding shares of Series B Preferred Stock, including MEW, waived their rights under the anti-dilution provisions of the Series B Preferred Stock designation of rights and preferences and under other agreements with the Company through that date. The Company may redeem the Series B Preferred Stock at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of June 30, 2004, the Company had not exercised its option to redeem shares of Series B Preferred Stock.


(10)     COMMON STOCK

During the three months ended June 30, 2004, the Company issued 1,165,541 shares of common stock as follows: o 405,469 shares were issued upon the conversion of 1,095 shares of Series A Preferred Stock.

     o    112,500 shares were issued in exchange for services.

     o 150,000 shares were issued in exchange for services to be performed in subsequent periods.

     o    200,000 shares were issued to directors for services.

     o 282,572 shares were issued in connection with the sale of debentures and equity securities of the Company for gross proceeds of $400,000.

     o 15,000 shares were issued to a debt holder in exchange for an agreement to extend the maturity date of the note payable.


In addition, options allowing holders of 963,333 shares of common stock to require the Company to purchase their shares at prices ranging from $1.50 to $3.00 expired during the three months ended June 30, 2004.


Common Stock Options and Warrants


Options and warrants to purchase a total of 7,322,043 shares of common stock were outstanding at June 30, 2004 with a weighted average exercise price of $2.75 per share.


(11)     SEGMENT INFORMATION


The Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing laboratories. The SecureAlert (PAL services) segment is engaged in the business of developing, manufacturing and marketing mobile emergency and personal security systems to distributors and consumers, and distributing consumer electronics products to the manufactured home market. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.


The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended June 30, 2004 and 2003:




                                                                              Three Months
                                                                             Ended June 30,
                                                                   ----------------------------------------
                                                                         2004              2003
                                                                   ------------------ ---------------------
      Net sales:
        SecureAlert (PAL Services):
           Mobile emergency and personal security systems          $          217,164 $          103,086
           Monitoring                                                          50,734             46,353
                                                                   ------------------ ---------------------
                                                                              267,898            149,439
        Reagents                                                              139,351            139,856
                                                                   ------------------ ---------------------
                                                                   $          407,249 $          289,295
                                                                   ================== =====================
      Net income (loss):
        SecureAlert (PAL Services)                                            (73,312)          (333,229)
        Reagents                                                               15,469             14,371
        Other (unallocated)                                                (1,769,022)        (1,459,132)
                                                                   ------------------ ---------------------
                                                                   $       (1,826,865)$       (1,777,990)
                                                                   ================== =====================

The following table reflects certain financial information relating to each reportable segment for each of the nine-month periods ended June 30, 2004 and 2003:




                                                                              Nine Months
                                                                             Ended June 30,
                                                                   -----------------------------------
                                                                         2004               2003
                                                                   ------------------ ------------------
      Net sales:
        SecureAlert (PAL Services):
           Mobile emergency and personal security systems          $         336,015  $         105,345
             Monitoring                                                      149,176            147,125
                                                                   ------------------ ------------------
             Total                                                           485,191            252,470
        Reagents                                                             423,567            410,351
                                                                   ------------------ ------------------
                                                                   $         908,758  $         662,821
                                                                   ================== ==================


      Net income (loss):
        SecureAlert (PAL Services)                                 $        (134,871) $      (1,010,240)
        Reagents                                                              72,832             33,027
        Other (unallocated)                                               (3,644,234)        (3,706,226)
                                                                   ------------------ ------------------
                                                                   $      (3,706,273) $      (4,683,439)
                                                                   ================== ==================

      Identifiable assets:
           SecureAlert  (PAL  Services)  (including  goodwill  of
                $1,321,164)                                                1,770,872
           Reagents                                                          129,142
           Other (unallocated)                                               388,703
                                                                   ------------------
                                                                   $       2,288,717
                                                                   ==================

(12)     SUBSEQUENT EVENTS


The Company had no significant events subsequent to June 30, 2004.


Item 2.  Management's Discussion and Analysis or Plan of Operation


Special Note Regarding Forward-looking Information


Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6. "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 2003 included in its Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining its the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

The Company applies the following critical accounting policies in the preparation of its financial statements:

Inventory Reserves

The nature of the Company's business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. The Company records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of its reserves, the Company analyzes the following factors, among others:

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


Discontinued Operations

During the nine months ended June 30, 2004, management determined to discontinue its operating activities of consumer electronics distribution. The Company's activities included wholesale distribution to home manufacturers through December 31, 2002. On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE"), an unaffiliated company, granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes manufacturers in North America. The Company received a 7% royalty fee in connection with consumer electronics products sold by SAE under the distribution rights agreement. This agreement expired on December 31, 2003. Because of the Company's decision to pursue a business model to sell and service mobile security devices, and the significant market expansion costs required to continue its consumer electronic products distribution the Company has discontinued the consumer electronics operations. The discontinued operations for the three and nine months ended June 30, 2004 and 2003 were as follows:

                                               Three Months Ended                  Nine Months Ended
                                                    June 30,                           June 30,
                                               --------------------           ----------------------------
                                                2004      2003                     2004         2003
                                               --------- ----------           --------------  ------------
Net Sales and royalties from
consumer electronics product
Distribution                                   $       - $131,731             $       99,515  $   252,517

Costs associated with consumer
electronics operations                         -                 -            -                 (562,888)
                                               --------- ----------           --------------  ------------

Net increase (loss) from
discontinued operations                        $       - $131,731                 $  99,515   $ (310,371)
                                               ========= ==========           ==============  ============

Continued Operations


The Company's focus is on building the mobile emergency and personal security systems market, rather than the consumer electronics market. The following discussion and analysis is therefore based only upon the continued operations of the Company.


Three months ended June 30, 2004 Compared to Three months ended June 30, 2003


Net Sales


For the three months ended June 30, 2004, the Company had net sales of $407,249 compared to $289,295 for the three months ended June 30, 2003, an increase of $117,954. The increase in net sales resulted primarily from focusing on the core business model of the personal safety and medical monitoring. In addition, the net sales increased by developing dealer-distribution channels.


The Company's SecureAlert (PAL Services) segment had net sales of $267,898 during the three months ended June 30, 2004 compared to net sales of $149,439 for the three months ended June 30, 2003. These sales consisted of mobile emergency and personal security systems. MDC, a Canadian company, was a significant customer of the SecureAlert (PAL Services) segment accounting for 63% of the segment's sales during the period. No other customer of the SecureAlert (PAL Services) segment accounted for 10% or more of the segment's sales.


The Company's Reagents segment had revenues for the three months ended June 30, 2004 of $139,351, compared to $139,856 during the quarter ended June 30, 2003. The Company anticipates that Reagents segment sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of the Reagents segment, accounting for 28% of Reagents' segment sales during the period. No other customer of the Reagents segment's accounted for 10% or more of its sales.


Cost of Goods Sold


For the three months ended June 30, 2004, cost of goods sold totaled $355,232 compared to $172,689 during the three months ended June 30, 2003, an increase of $182,543. The increase in cost of sales was due primarily to the increase in net sales. The SecureAlert's (PAL Services) segment's cost of goods sold totaled $282,337 or 105% of SecureAlert's (PAL Services) net sales during the three months ended June 30, 2004. Personal emergency response products are sold below cost in order to receive recurring revenues under a long-term monitoring agreement. The Company has certain fixed costs associated with the segment's cost of goods sold, such as monitoring expenses. As volume increases, the Company expects the segment's cost of goods sold as a percentage of its net sales to decrease. Therefore, the Company currently incurs a negative gross margin on SecureAlert's (PAL Services) products. The Reagents' segment's cost of goods sold was $72,895 or 52% of the segment's net sales during the three months ended June 30, 2004, compared to $86,609 or 62% of the segment's net sales for the same period during the prior fiscal year. The decrease in the segment's cost of sales was primarily due to a decrease in shipping costs.


Research and Development Expenses


No research and development expenses were incurred for the three months ended June 30, 2004.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert (PAL Services). Core technology is amortized using the straight-line method over an estimated useful life of three years. The core technology amortization for the three months ended June 30, 2004 totaled $35,000.


Selling, General and Administrative Expenses


During the three months ended June 30, 2004, selling, general and administrative expenses were $1,547,169, compared to selling, general and administrative expenses in the prior year period of $1,668,967, a decrease of $121,798. This decrease relates primarily to a reduction in consulting expenses for services provided to the Company. In addition, amounts allocated to selling, general, and administrative expenses in the three months ended June 30, 2004 included non-cash consideration of approximately $824,000 paid in the form of common stock and options to related parties, consultants and creditors in lieu of cash compensation for services provided to the Company as compared to approximately $1,407,598 related to such expenses for the three months ended June 30, 2003.


Interest Income and Expense


During the three months ended June 30, 2004, interest expense totaled $307,852 compared to $307,916 paid in the three months ended June 30, 2003. This amount consists primarily of non-cash interest expense of $297,412 related to the issuance of common stock in settlement of various debt obligations.





Nine months ended June 30, 2004 Compared to Nine months ended June 30, 2003


Net Sales


Net sales during the nine months ended June 30, 2004 were $908,758 compared to $662,821 in net sales during the nine months ended June 30, 2003, an increase of $245,937. The increase in net sales resulted primarily from the Company's on-going efforts to develop dealer-distribution channels for its products.


The Company's SecureAlert (PAL Services) segment had net sales of $485,191 during the nine months ended June 30, 2004 compared to $252,470 during the nine months ended June 30, 2003. The Company's Reagents segment had sales for the nine months ended June 30, 2004 of $423,567, compared to $410,351 during the same period in the prior fiscal year, relatively unchanged from the prior year fiscal period. The Company anticipates that Reagents' segment sales will decrease in the future as a percentage of total sales.


Cost of Goods Sold


During the nine months ended June 30, 2004, cost of goods sold was $817,275 compared to $559,324 during the nine months ended June 30, 2003, an increase of $257,951. The increase in cost of sales resulted primarily from an increase in net sales. The SecureAlert's (PAL Services) segment's cost of goods sold was $577,020 or 119% of the segment's net sales in the nine months ended June 30, 2004, compared to $306,841 or 122% of the segment's net sales during the same period one year ago. Personal emergency response products are sold below cost in order to receive recurring revenues under a long-term monitoring agreement. The Company has certain fixed costs associated with the segment's cost of goods sold, such as monitoring expenses. As volume increases the Company expects the segment's cost of goods sold as a percentage of its net sales to decrease. The Reagents' segment's cost of goods sold totaled $240,255 or 57% of the segment's net sales during the nine months ended June 30, 2004, compared to $252,483 or 62% of the segment's net sales during the same period in the prior fiscal year. The decrease as a percentage of net sales was primarily due to a decrease in material, shipping, wages and overhead costs.


Research and Development Expenses


During the nine months ended June 30, 2004 and 2003, research and development expense was $49,532 and $101,206, respectively, and consisted primarily of expenses associated with the development of SecureAlert's (PAL Services) personal security devices, and related services.


Amortization of Core Technology


Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert (PAL Services). Core technology is amortized using the straight-line method over an estimated useful life of three years. The core technology amortization for the nine months ended June 30, 2004 totaled $105,000.


Selling, General and Administrative Expenses


During the nine months ended June 30, 2004, selling, general and administrative expenses totaled $3,047,730, compared to $3,517,866 during the nine months ended June 30, 2003, a decrease of $470,136. This decrease relates primarily to a reduction in labor costs. In addition, amounts allocated to selling, general, and administrative expenses in the nine months ended June 30, 2004 included non-cash consideration of approximately $1,278,000 paid in the form of common stock and options granted to related parties, consultants and creditors in lieu of cash compensation for services provided to the Company compared to approximately $2,242,000 in such expenses paid during the nine months ended June 30, 2003.


Interest Income and Expense


During the nine months ended June 30, 2004, interest expense totaled $758,965. This amount consists primarily of non-cash interest expense of $665,410 related to common stock issuances under various note obligations.


Liquidity and Capital Resources


The Company is presently unable to finance its operations solely from cash flows from operating activities. During the nine months ended June 30, 2004, the Company financed its operations primarily through borrowings from a related party and unrelated third parties and from the sale of debt and equity securities of the Company for aggregate net proceeds of $1,710,191.


As of June 30, 2004, the Company had cash of $89,916 and a working capital deficit of $3,188,650, compared to cash of $136,894 and a working capital deficit of $1,826,996 at September 30, 2003. This change includes the reclassification of $196,000 from mezzanine equity capital to debt liabilities.


During the nine months ended June 30, 2004, the Company's operating activities used cash of $1,517,000, compared to cash of $1,882,254 used during the nine months ended June 30, 2003. The decrease was primarily a result of the loss of operations.


The Company used cash of $95,511 for investing activities during the nine months ended June 30, 2004.


The Company's financing activities during the nine months ended June 30, 2004 provided cash of $1,565,533 compared to $1,923,472 during the nine months ended June 30, 2003. During the nine months ended June 30, 2004, the Company received net cash proceeds of $245,303 in net advances from a related party and net proceeds of $225,000 from the issuance of redeemable common stock, as well as net cash proceeds of $1,239,888 from the sale of its debentures and equity securities. Cash was decreased by $45,759 in payments to notes payable, $105 in payments on bank line-of-credit, and $98,794 in payments to a related party note.


The Company incurred a net loss of $3,706,273 during the nine months ended June 30, 2004. As of June 30, 2004, the Company had a net tangible stockholders' deficit of $3,070,644 and an accumulated deficit of $66,779,567. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2003, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include raising capital from the sale of the Company's common stock or other debt and equity securities.


There is no assurance that the Company will be successful in its plans to raise capital or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.


Recent Developments


During the nine months ended June 30, 2004, the Company conducted a private offering of debt and equity securities. The offering closed April 22, 2004. The offering involved the sale of units, each unit consisting of $70,588 in principal amount of convertible debentures, 54,467 shares of common stock, and 16,176 "origination shares" of common stock. The debentures are convertible automatically into common stock upon the closing of an equity or debt offering by the Company with gross proceeds of at least $5,000,000 at a conversion price equal to 80% of the pre-money valuation of the common stock immediately prior to the closing of the qualified offering. In connection with this offering, the Company raised $1,450,000 in gross proceeds while netting $1,239,888 after expenses and commissions. As of June 30, 2004, the debt discount was $183,597.

The Company has opened a new $2,000,000 private offering of debt and equity securities with similar "unit" terms as the previously closed offering, with all shares originally issued in the offering by the Company.


Item 3.   Controls and Procedures


Evaluation of Disclosure Controls and Procedures. Based upon their review, the Company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) are effective in providing the material information required to be disclosed in the reports it file or submits under the Exchange Act. Their review was completed as of June 30, 2004.


Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.


                           PART II. OTHER INFORMATION


 Item 2.  Changes in Securities and Use of Proceeds


During the three months ended June 30, 2004, the Company issued $282,352 of convertible debentures and 1,165,541 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended (the "Securities Act"). The common stock issued consisted of the following:

     o 405,469 shares were issued upon the conversion of 1,095 shares of Series A Preferred Stock.

     o    112,500 shares were issued in exchange for services.

     o 150,000 shares were issued in exchange for services to be performed in subsequent periods.

     o    200,000 shares were issued to directors for services.

     o 282,572 shares were issued in connection with the sale of its debentures and equity securities of the Company for gross proceeds of $400,000.

     o 15,000 shares were issued to a debt holder in exchange for an agreement to extend the maturity date of the note payable.


In each of these transactions the securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities. The offer and sale of convertible debentures and common stock in the Company's April 2004 private placement were made solely to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act, in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

The Company's Series A Preferred Stock is convertible into common stock at a rate of 370 shares of common stock for each share of Series A Preferred Stock. However, the Company's Articles of Incorporation prohibit Series A Preferred Stockholders to convert their shares into common stock if, after such conversion, the holder thereof would hold in excess of 4.9% of the Company's issued and outstanding shares of common stock. On April 13, 2004, ADP Management, a significant shareholder of the Company, converted 789 shares of Series A Preferred Stock into 292,012 shares of common stock (the "Conversion Shares"), notwithstanding the limitation on conversion in the Articles of Incorporation. ADP Management subsequently transferred the shares of common stock issued upon this conversion to unrelated third parties in bone fide gift transactions. The Company is reviewing alternatives for rectifying this transaction, investigating the extent of similar conversions that may have occurred by other Series A Preferred Stockholders, and establishing policies to ensure that similar conversions do not occur in the future. In the case of ADP Management's April 13, 2004 conversion, it appears that at the time of conversion, ADP Management owned shares of common stock of the Company other than the Conversion Shares, which it could have transferred by gift to the unrelated third parties (the "Replacement Shares"). Accordingly, it appears that the Company and ADP Management could rectify the conversion by rescinding the conversion transaction, restoring to ADP Management the shares of Series A Preferred which it originally owned, and surrendering to the Company for cancellation Replacement Shares equal in number to the shares of common stock which ADP Management transferred by gift.




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


                                 REMOTEMDX, INC.



Date: August 23, 2004          By: /s/ David G. Derrick
                                  --------------------------------------------
                                  David G. Derrick,
                                  Chief Executive Officer




Date: August 23, 2004          By: /s/ Michael G. Acton
                                  ----------------------------------------
                                  Michael G. Acton,
                                  Principal Accounting Officer