Form 10KSB
period 2004-09-30
REMOTE MDX INC
filed 2005-06-17
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
                                    For the fiscal year ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended September 30, 2004 were $1,117,520.

Registrant's common stock has not traded and there is no market for the common stock at this time. Based solely on the price per share of $0.54 paid to the registrant in recent sales of shares of common stock by third party investors in the past , it is estimated that the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $12,544,000.

There were 33,312,512 shares of common stock of the registrant outstanding as of June 10, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                               No.
                                                                                                              ----

PART I.
Item 1.    Description of Business................................................................................3

Item 2.    Description of Property...............................................................................13

Item 3.    Legal Proceedings.....................................................................................13

Item 4.    Submission of Matters to a Vote of Security Holders...................................................13

PART II.

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of
           Equity Securities.....................................................................................14

Item 6.    Management's Discussion and Analysis or Plan of Operation.............................................15

Item 7.    Financial Statements..................................................................................30

Item 8.    Changes In and Disagreement with Accountants on Accounting and Financial Disclosure...................30

Item 8A.   Controls and Procedures...............................................................................30

Item 8B.   Other Information.....................................................................................31

PART III

Item 9.    Directors and Executive Officers of the Registrant....................................................31

Item 10.   Executive Compensation................................................................................33

Item 11.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters...........................................................................35

Item 12.   Certain Relationships and Related Transactions........................................................37

Item 13.   Exhibits, List and Reports on Form 8-K................................................................39

Item 14.   Principal Accountant Fees and Services................................................................40

Signatures ......................................................................................................41


                                     PART I

Item 1. Description of Business

General

RemoteMDx, Inc. ("RemoteMDx" or the "Company") markets and sells patented wireless location technologies and the related monitoring services, and develops, markets and sells personal security, senior supervision, and health monitoring devices and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center. The products are manufactured by the Company's equity and technology partner, Matsushita Electric Works ("MEW"). These devices include a mobile emergency response device, MobilePAL(TM), which can locate persons in distress, no matter where they may be, and dispatch the closest emergency service to their location. The Company has recently developed and has several working prototypes of a tracking device, TrackerPAL, which will be used to monitor convicted offenders in the criminal justice system. The Company believes that its technologies and services will benefit the healthcare and penal system as they allow both care providers and law enforcement officials to respond immediately to a medical event or criminal activity. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers.

The Company's primary health monitoring products and service market consists of approximately 35 million Americans that are over the age of sixty-five. Of these 35 million seniors, it is estimated that 9.7 million seniors currently live alone. However, in most cases, the Company anticipates that the senior customer will not purchase the Company's products for themselves. Instead, in RemoteMDx's analysis and experience, it would be more effective to target the children or caregivers of these seniors. Therefore, the primary target market is children, friends, and spouses of these individuals.

Additionally, the Company has identified a growing need in the parole/probation market, which in 2003, consisted of 4.9 million adults in the criminal justice system at any given time. In order to meet the needs of this growing demand, the Company is developing a mobile monitoring device that works in conjunction with our monitoring center. To date the company has not received any revenue from this market.

We derive our revenues from the following sources:

         o Medical Diagnostic Stains - We sell medical diagnostic stains and equipment to laboratories throughout the United States. The Company anticipates that these sales will decrease in the futures as a percentage of total sales.

         o Monitoring Activation - We sell our MobilePAL(TM) and anticipate leasing our TrackerPAL devices as part of a monitoring contract, with prepaid activation charges.

         o Monitoring Services - Following activation, our MobilePAL and TrackerPAL customers pay a monthly monitoring fee and fees for additional services offered by our contract providers or by us.

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with MEW and from sales of telematic products and services under marketing agreements. "Telematic" means any wireless communication system designed for the collection and dissemination of data. To date these royalty agreements have not produced any royalty income.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency, the parolee and probation market, and the health monitoring industries. Until the beginning of calendar 2003, most of our revenues were provided by the distribution of consumer electronics through a business acquired by a wholly owned subsidiary, SecureAlert, Inc. ("SecureAlert") in July 2001. As of January 1, 2004, we discontinued the consumer electronics business. All revenues and operations related to the sale of the consumer electronics have been reflected in the financial statements as discontinued operations. With our decision to refocus our business and product development efforts on the mobile health and emergency monitoring and law enforcement industries, which previously comprised a smaller part of our business, we discontinued the distribution of consumer electronics and automotive telematic products during 2003.

Background

We have been engaged in our original business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. Since 1997 this business has been conducted through a wholly owned subsidiary, Volu-Sol Reagents Corporation. Our remote health monitoring and diagnostic business is conducted under the names "Remote Medical Diagnostics" and "RemoteMDx." In July 2001, we acquired and now operate the business conducted by SecureAlert. SecureAlert's business involves manufacturing and marketing mobile emergency and personal health monitoring systems, and also will focus on the parolee and probation market.

Our primary founders and owners are David Derrick ("Derrick") and James Dalton ("Dalton"), who are identified in this report under Item 9, Directors and Executive Officers.

In April 2000, we entered into a research agreement with Battelle Memorial Institute ("Battelle"), a large research and development firm, to assist us in developing our technology for remote monitoring and personal medical diagnostics. Although the agreement with Battelle expired in November, 2002, it resulted in the development of design and technologies included in our current MobilePAL and TrackerPAL products today.

In July 2001, we acquired SecureAlert and added its patents and technology to our business plan. In October 2001, we began developing our telematic monitoring center in conjunction with Bishop Engineering ("Bishop"), an innovator in telematic and GPS technologies. By July 2002, this collaboration with Bishop culminated in the development of a monitoring center jointly operated with Aradiant Corp ("Aradiant"). In July 2004, we moved the monitoring center from its location in the San Diego area to the Company's headquarters in Salt Lake City. This move allows the Company to better manage and control the monitoring center and its employees. This monitoring center enables our PAL Services Network to offer location, concierge services, medical triage advice, emergency response, call switching and health monitoring to our subscribers. This monitoring center and its related services will also help us serve our customers in the criminal justice industry. To date we have not sold any products or services to the criminal justice industry. There can be no assurance that our products will be accepted or that we will be able to obtain customers in this industry.

In April 2002, we entered into a manufacturing and product development agreement with MEW. This strategic alliance included an equity investment in the Company by MEW and an arrangement under which MEW was designated our preferred manufacturer, and the Company agreed to act as MEW's preferred worldwide service provider for GPS products. During 2002 and 2003, working with MEW and another manufacturer, we successfully designed and began to market products that combine cellular technology, including our patented single-button emergency feature, and GPS, allowing the two systems to work simultaneously in a single unit.

Marketing

Over the past three years, we have developed our menu of services and core technology, which we refer to as the Personal Assistant Link ("PAL(TM)") Services Network. Gross revenues for the year ended September 30, 2004, were approximately $1.2 million. We look to expand our sales of these products and services by relying on and establishing our distribution network. In fiscal year 2003, approximately 8% of our revenues were derived from the sale of PAL products and services. In fiscal year 2004, approximately 46% of our revenues were derived from the sale of PAL products and services. We expect to see this percentage continually increase as we pursue our business plan to emphasize this service. This sales effort will be focused on the homebound Personal Emergency Response System ("PERS") industry and the parole/probation market.

During the fiscal year ended September 30, 2004, the Company began to implement a direct-to-consumer marketing strategy, which it has since abandoned. This campaign employed a variety of media including radio, print, online marketing, and direct mail to reach our target customers. Our target market was the estimated 35 million Americans that are over the age of sixty-five. Of these 35 million seniors, we estimate that approximately 9.7 million currently live alone, with approximately 1.3 million of these homebound. Our experience with direct-to-consumer marketing shows that the senior customers do not personally make the decision to purchase our products and services. Instead, we have learned that the children or caregivers of these seniors make the purchase decisions. We have also learned that a direct to consumer marketing campaign is very expensive and that our efforts would be better rewarded by focusing on distributors and dealers selling our products and services.

To focus more on distributors and dealers, we have entered into strategic marketing arrangements with Universal American Financial Corporation ("UAFC"), Hanger Orthopedic Group, Inc. ("Hanger"), and ADT, Inc ("ADT").

UAFC is an insurance company specializing on the senior market. Hanger is the largest and oldest prosthetics company in the United States with approximately 700 stores in 42 states. ADT is the largest security company in the United States.

Under our current business model, our customers own our devices. We hope to implement in the future a model where customers do not own the devices. The customer would rent our device on a month-to-month contract. The customer can terminate the service by simply returning the device to us. We charge the customer a one-time activation fee and a monthly monitoring fee for as long as the customer keeps the device. We may also pay a monthly fee to the dealer or distributor for each contract originated through that dealer or distributor.

To further expand the viability of our distribution and marketing plan, we are working with state Medicaid agencies, insurance companies, and correctional agencies to pursue reimbursement for our products and services. The MobilePAL product is Medicaid-approved in Colorado and Maryland and we hope to replicate this success in other states. In addition, we are working with insurers to obtain private reimbursement approval. There can be no assurance that these efforts will be successful.

In addition to the PERS market, we will also focus our efforts in the parole and probation market. According to 2003 Bureau of Justice Statistics, in the United States there are a record number 4.9 million adult men and women who are on supervised probation or parole. This number is expected to continue to grow as state budget deficits are requiring prisons to be closed, putting additional pressure on the already swelling parole and probation market. The total adult correctional population, including those incarcerated and those being supervised in the community, in 2003 was 6.9 million and growing at the rate of 2.4% per year. In 2003 this equaled 3.2% of the U.S. population or about 1 in every 32 adults.

This increase has strained the ability of parole officers and supervisors to manage the burgeoning growth in parolees. RemoteMDx has created a product and service to answer this problem called PAL Services Offender Tracking Network (the "Network").

We believe the Network and its accompanying products that will be marketed and sold by RemoteMDx will create a shift in the parole/probation market. The Network strategy transforms the current market to one that provides offender monitoring products and services. The Network allows a supervisor to manage dozens of parolees simultaneously. Under the Network program, a parolee is required to wear the device twenty-four hours a day, seven days a week, which allows the PAL monitoring center to track where the parolee is in real time (active monitoring). The computer at the monitoring center automatically checks to make sure that the parolee is within inclusion areas and does not enter any exclusionary zones. At any sign of problems, the monitoring center can contact directly the parolee and if necessary put the parole officer in direct contact with the parolee. The parole officer can also access a secured web site that shows where the parolee is and where he has been, allowing the supervisor to better manage the parolee.

The PAL Operator can provide a multitude of services for the offender and the supervising officer. The various services offered are as follows:

         o    24/7 nationwide two-way voice communication;
         o    Automated reporting of location and alarms (breadcrumbs);
         o    Inclusion and exclusion alarms;
         o    Proximity alarm;
         o    Automated alert notification;
         o    Tamper resistant band and alarm;
         o    Battery status alerts (rechargeable/replaceable);
         o    Web-based real-time tracking;
         o    Active monitoring; and
         o    Enhanced GPS/GSM locate.

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

Our first product line utilizing these patents was MobilePAL, a cellular-based emergency and concierge device with one-button access to our PAL Services Operators. The first version of the MobilePAL unit was an analog cell device. We used analog technology because of its more expansive coverage in North America at that time. Our first unit could be configured to call 911 Emergency only, or could accept a Mobile Identification Number (MIN) and make outbound calls to either of two predetermined phone numbers.

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

A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellites, the algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level. The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.

Shortly after commencing sales of the new GPS-enabled MobilePAL, MEW began working with us to develop an improved MobilePAL device complete with an improved GPS engine, speakerphone, and cellular chipset. The result was the MobilePAL GPS2000. The GPS2000 has several advantages over the earlier versions. The first is the improved quality of the GPS engine. MEW partnered with Sirf, a leading GPS technology company, to create a new, smaller GPS device with greater sensitivity and acquisition times of less than one minute. The GPS2000 is able to use the GPS engine concurrently with the cellular circuitry in the device, unlike the GPS1000 which temporarily drops the cellular signal during the time that the GPS engine is operating, and then automatically redials the PAL Services Center once the location data has been obtained. Using the GPS2000, the PAL Services Center operators are able to continuously communicate with the subscriber while simultaneously determining the caller's location. A recent software improvement corrected a problem that caused undesired levels of battery drain on the device.

Recently, we have developed two working prototypes of our next generation of the MobilePAL, the GPS 3000. This device has several improvements over the GPS 2000. The device is always powered on and it can receive incoming calls. No launch date has been set for this device, and the device is not yet ready for commercial distribution.

During the year ended September 30, 2004, we spent $205,341 on research and development. This compares to $113,428 spent on research and development for the year ended September 30, 2003.

TrackerPAL

nexAira, Inc. ("nexAira") is developing our TrackerPAL product. nexAira is a Canadian firm that specializes in hardware and software development in the areas of GPS, GSM and GPRS. It is the preferred distributor of GPS chip sets manufactured by Motorola. nexAira is recognized for its rapid development cycles and expertise in both the cellular and GPS areas.

The Parolee Tracking Device ("PTD") System requires the design and development of four devices:

         Ankle electronics, a wireless body worn tracking device; PTD-Cuff, a single use band used to fasten the ankle electronics to the offender;
         Fixture for charging up to 2 batteries at once; and Rechargeable battery pack, a custom tooled battery used to power the ankle device.

The PTD allows a monitoring center to detect the location of an offender and the offender's attempts to tamper with the device. When the device is attached to an offender's ankle and activated, it makes use of a GPS receiver to determine the offender's position and a cellular wireless link to communicate these coordinates to the monitoring center. The center can contact an offender whenever the device has adequate cellular signal, using the integrated cellular speakerphone. Automatic alerts can be sent to the server when the wearer travels outside a specified area or attempts to enter an "off limits" area. The PTD will be water resistant to 3 meters.

The ankle strap or PTD-Cuff is a reinforced band used to secure the device to the offender. The strap is permanently fixed to the offender and requires the destruction of the strap for removal. The strap incorporates a metal strip to ensure the strap does not shrink or stretch as well as electrical and optic continuity detection circuits/paths for tamper detection. The strap is made to be inexpensive yet strong while the optical continuity assists in making it very difficult to circumvent and remove without detection.

Development of PAL Services Network

As we developed the MobilePAL product line, we simultaneously worked to create the PAL Services Center. In contrast to a typical PERS monitoring center, the PAL Services Center is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology. This capability is referred to as telematic. The operator's computer screen can identify the caller as well as locate the caller's precise location on a detailed map. In addition, the computer must be able to give directions to various sites from the caller's location, such as directions to the nearest hospital, police station, or emergency service and also be able to guide emergency services to the caller's location.

With the MobilePAL products developed and the PAL Services Center in place, we have the ability to offer the following services:

         o    24/7 nationwide one-button access to a live Personal Assistant;

         o Mobile access to immediate dispatch of police, fire or ambulance services;

         o Access and dispatch of roadside assistance such as tow trucks, etc.;

         o    Location of nearest hospital and veterinary services;

         o Auto-accident assistance including direct connection to the client's insurance company;

         o    Nurse triage service in case of medical questions or concerns;

         o Personal calling to any phone number of customer's choosing including family, friends, caregivers, etc.;

         o    Mobile directory assistance to any U.S. phone number;

         o Step-by-step driving instructions to virtually anywhere in the United States;

         o    Location services;

         o Medical Data Link to store customer's critical personal medical information and communicate the customer's needs to emergency personnel;

         o Daily monitoring of chronically ill customers with data and compliance information forwarded to care providers and loved ones;

         o    Location of lost or injured loved ones;

         o Ability to immediately notify insurers and care providers during a medical emergency;

         o Ability of monitoring center to initiate a call to the subscriber to check the subscriber's condition;

         o Update immediate caregiver weekly on status of subscriber and any calls the operators may have received that week; and

         o    Ability to track device online.

         o    Waterproof.

         o    Active Monitoring.

         o    Enhanced GPS/GSM location.

         o    Web based real-time tracking.

         o    Inclusion and exclusion alarms.

         o    Proximity alarms.

MobilePAL Development

We believe that the next generation of MobilePAL products will revolutionize the PERS market. This next generation product further miniaturizes the technology, making MobilePAL a wearable device (such as a watch or pendant). nexAira is in the process of designing and developing for the Company a watch-type device that contains a single button and fall detection mechanism that communicates with a pager-size companion device. Activated manually by pushing a button on the watch or automatically by sensing a sudden movement such as a fall, the device immediately transmits a radio frequency ("RF") signal that is picked up by the companion device that then triggers a call to the monitoring center. From there, the wearer can talk to the center on the speakerphone while the GPS system pinpoints his or her location.

While the capabilities of MobilePAL will grow with each development cycle, we anticipate that all models of future generations of MobilePAL, including the watch/pendant device, will have the following features:

         o Wearable watch or pendant with an emergency button for contacting the PAL Services Operator regardless of the location of the wearer.

         o    GPS engine for locating the subscriber.

         o    Fall detection that will alert the service in the event of a fall.

         o Communication with small pager size device that talks to the customer and the PAL Services Center.

         o    Dual band cellular technology utilizing GSM and AMPS.

         o    Rechargeable units.

         o    Alarm when not in proximity of base unit.

         o Although no functioning prototypes yet exist for this watch/pendant device, the research and development of this next generation of MobilePAL is currently underway and is being performed by nexAira. Continuation of this research by nexAira on behalf of the Company is contingent upon the Company obtaining adequate funding. There can be no assurances given that the Company will obtain the necessary funding.

WatchPAL Development Program

We are working to combine remote health monitoring services with mobile communication and security services by launching the WatchPAL line of products.

Each WatchPAL product will be specifically designed to monitor a specific chronic illness. The first chronic disease we have targeted for the WatchPAL product is diabetes. This WatchPAL product is designed to monitor diabetic patients remotely and unobtrusively. The patient wears a watch that will not only act as a fall detection device, but will also monitor on a preprogrammed basis the glucose level of the patient. This is done unobtrusively and without the patient's participation. The information is then transmitted to the monitoring center. If the monitoring center detects that the glucose reading is outside of that patient's given parameters, it will immediately contact the patient or care provider. If there is an emergency, the monitoring center can locate the user and respond by sending assistance.

The WatchPAL line of products is in the early phases of research and development. We have not yet developed a working prototype of this product. Our ability to develop a working line of products in this area is largely contingent on our ability to obtain the necessary funding for the research and development. There can be no assurance that we will be able to obtain the funding necessary to design, develop, and manufacture this line of products.

Intellectual Property

We own seven patents and we have five patents pending and four applications in process to be filed. The following table contains information regarding our patents and patent applications; there is no assurances that the applications will be granted or that they will, if granted, contain all of the claims currently included.

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

Emergency Phone for Automatically                           6,226,510 B1                5/1/2001               Issued
Summoning Multiple Emergency
Response Services

Combination Emergency Phone and Personal
Audio Device                                                   6,285,867                9/4/2001               Issued

Remotely Controllable Thermostat                               6,260,765               7/17/2001               Issued

Radiotelephone for Emergency Use Only (Design)                D440,954 S               4/24/2001               Issued

Interference Structure for Emergency
Response System Wristwatch                                     6,366,538              04/02/2001               Issued

Emergency Phone with Single-Button Activation                  6,630,732              10/21/2003               Issued

Emergency Phone with Alternate Number
Calling Capability                                            09/684,831              10/10/2000          Awaiting Office
                                                                                                              Action

Emergency Phone with Single-Button                         PCT/US0109871               3/28/2001          Entered National
Activation                                                                                                     phase

                                                       China- 01807350.6              09/27/2002          Examination in
                                                                                                            Progress
                                                         EPC- 01924386.4              09/27/2002          Examination in
                                                                                                            Progress
                                                       Japan-2001-571568              09/25/2002          Examination in
                                                                                                            Progress

Strategic Relationships

We believe one of the Company's strengths is the high quality of our strategic alliances. Our primary alliances are described below.

         Matsushita Electric Works, Ltd

MEW grew out of a company founded by Konosuke Matsushita in 1918. This forerunner of MEW was incorporated as a public company in 1935, as the successor of the wiring device business initiated by the original firm. MEW shares the same origin with Matsushita Electric Industrial Co., Ltd. ("MEI"), which also owns the Panasonic(R) brand name. In January 2004, MEI announced its intent to increase its ownership of the outstanding shares of MEW from approximately 32% to more than 51% .According to its published reports filed with the Securities and Exchange Commission, MEI's revenues in 2004 were approximately $81 billion. The Matsushita Group of companies is recognized as one of the world's largest corporate groups.

We entered into an alliance with MEW in April 2002. At that time, MEW invested $3,000,000 and acquired shares of our Series B preferred stock. In addition, we entered into a license agreement with MEW at that time under which MEW has the right to use our patents in consideration of payment of royalties. This license agreement extends until the expiration of our patents. To date no royalties have been paid under this agreement, and there can be no assurance that a royalty revenue stream will develop. The agreement also names MEW as our preferred manufacturer and RemoteMDx as MEW's preferred service provider worldwide. "Preferred" means that, subject to competitive pricing and bids, the Company must use MEW to manufacture its devices, and MEW must use the Company as its service provider on GPS products in the United States. Under our agreement with MEW, MEW has the right to appoint a member to our board of directors, which to date it has declined to exercise. To date, the Company has not performed any services for MEW.

         nexAira, Inc.

nexAira, Inc., "(nexAira") is a Canadian firm that specializes in hardware and software development in the areas of GPS, GSM and GPRS. It is the preferred distributor of GPS chip sets manufactured by Motorola. They are recognized for their rapid development cycles and expertise in both the cellular and GPS areas. nexAira performs research and development for the Company on a contractual basis.

Competition in PERS Industry

We have identified several companies we believe are developing products and services that in time could affect, or compete in, the same developing areas of the PERS industry targeted by RemoteMDx. As these products and services take hold, we expect our competition likely will increase and intensify. We believe that we can maintain some advantages over our competition due in large part to our alliance with MEW and other strategic partners. In addition, we believe that several components in our product family might enjoy significant intellectual property protection from competition.

We believe our primary competitors are as follows:

         o Lifeline Systems, Inc., Framingham, MA- We believe that Lifeline may be the largest PERS company in the United States, reporting over 350,000 subscribers. Lifeline claims that at the touch of a button, the customer can be connected to help 24 hours a day from their home or yard. Lifeline is a public company that operates its own monitoring facility, reportedly handling over 10,000 calls per day. Unlike RemoteMDx, however, Lifeline markets solely to the non-mobile or homebound customer, limiting its potential customer base. In addition, it does not appear that Lifeline has any ongoing research and development leading to new products.

         o Wherify Wireless, Inc., Redwood City, CA- A publicly held developer of patented wireless location products and services for child safety, parental supervision, personal protection, Alzheimer's and memory loss, supervision, law enforcement, security, animal identification and property asset tracking. The company's proprietary integration of the U.S. government's GPS, Wherify patented back-end location service engine, and wireless communication technologies will enable customers to obtain real-time location information on individuals and property directly through the Internet or any phone. The Company is investigating if Wherify has violated any of the patents the Company owns.

Competition in Parolee/Probation Market

         o ProTech Monitoring Inc., Odessa, FL- This company has satellite tracking software technology that operates in conjunction with global positioning system (GPS) and wireless communication networks. ProTech's internet based technology enables its customers to monitor the exact location of criminal offenders or individuals anywhere in the world using its satellite monitoring and remote tracking system. The product is not associated with a monitoring center and is bulky.

         o ISecuretrac Inc., Omaha, NE - This company supplies electronic monitoring equipment for tracking and monitoring persons on pretrial release, probation, parole, or work release. ISecuretrac utilizes tracking and monitoring applications via global positioning system (GPS) and wireless communication technologies. This product does not have a monitoring center associated with it and does not have active monitoring.

         o Sentinel Security and Communications, Inc., Rochester NY- This company supplies monitoring and supervision solutions for the offender population. Their services include GPS tracking, RF monitoring and case management monitoring. This product is bulky and requires separate devices for voice communication.

The Company faces intense competition, including competition from entities that are more established and have greater financial resources than it does, which may make it difficult for it to establish and maintain a viable market presence.

Our current and expected markets are rapidly changing. Existing products and services and emerging products and services will compete directly with the products we are seeking to develop and market. Our technology will compete directly with other technologies, and, although we believe our technology has or will have advantages over these competing systems, there can be no assurance that our technology will have advantages that are significant enough to cause users to adopt its use. Competition is expected to increase.

Many of the companies currently in the remote medical monitoring and diagnostic market may have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than those available to us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies, and public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing in the medical diagnostic arena. Many of these competitors have products or techniques approved or in development and operate large well-funded research and development programs in the field. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.

The Company faces competition based on product efficacy, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that its competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

Dependence on Major Customers

During fiscal year 2004, two customers accounted for more than 10% of sales. Fisher Scientific accounted for approximately 15% ($163,395) of sales and MDC accounted for approximately 15% ($170,000). The loss of one or more of these customers may result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.

Dependence on Major Suppliers

Under its agreement with MEW, the Company purchases most of its mobile and cellular device products from MEW. During the fall of 2001, the Company entered into a cellular switching access agreement under which it purchases substantially all of its cellular access requirements. That agreement has expired and the Company has entered into a new cellular agreement with another national cellular carrier. If any of these significant suppliers were to cease providing product or services to it, the Company would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect its business and financial condition.

Employees

As of May 2005, the Company had 21 full time employees and 5 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and management believes that the relations with employees are good.

Item 2.  Description of Property

Company headquarters are located in leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as the manufacturing, warehouse and shipping facilities for Volu-Sol Reagents Corporation. The lease expires in November 2005 with monthly base rent of $5,550, subject to annual adjustments according to changes in the Consumer Price Index. During fiscal year 2003 we closed our offices in Knoxville, Tennessee, which had been the headquarters of our SecureAlert subsidiary.

The Company has entered into a lease, in March 2005, consisting of approximately 7,500 square feet of office space at 150 West Civic Center Drive, Sandy Utah. This facility will initially serve as our monitoring center and will eventually serve as corporate headquarters of SecureAlert, Inc., a wholly-owned subsidiary of RemoteMDx, Inc. It is anticipated that the Company will move into these facilities during the fourth quarter.

Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations. As the Company continues to grow, additional facilities or the expansion of existing facilities likely will be required.

Item 3.  Legal Proceedings

On November 15, 2002, Oakwood Homes Corporation and certain of its affiliates (collectively "OHC") commenced a voluntary case under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware, Case No. 02-13396 (the "Bankruptcy Action"). On March 31, 2004, the Bankruptcy Court entered an order confirming the Second Amended Joint Consolidated Plan of Reorganization of Oakwood Homes Corporation and its Affiliated Debtors and Debtors-In-Possession (the "Plan"). The Plan provides for the creation of a liquidating trust pursuant to a liquidation trust agreement. On or about April 15, 2004, OHC and the Trustee created the OHC Liquidation Trust (the "Trust") and vested it with the right to prosecute and settle avoidance actions on behalf of the holders of the beneficial interests in the Trust. The Trust has commenced two adversary proceedings in the Bankruptcy Action that pertain to the Company. One of these adversary actions is against SecureAlert, Inc., a wholly owned subsidiary of the Company, and the other adversary action is against a predecessor-in-interest to SecureAlert, Inc. (collectively "SecureAlert"). In these actions the Trust claims that OHC made preferential payments totaling approximately six hundred nine thousand dollars ($609,000) during the 90 days preceding the commencement of the Bankruptcy Action. The Trust seeks a judgment against SecureAlert for recovery and avoidance of these payments. SecureAlert is vigorously defending against these claims on the basis, among other defenses, that the payments are protected from recovery and avoidance under (i) Section 547(c)(2) of the Bankruptcy Code because such transfers were made in the ordinary course of business, (ii)
Section 547(c)(4) of the Bankruptcy Code because SecureAlert gave new value, thereby preventing recovery of all or some of such transfers, and (iii) Section 547(c)(1) of the Bankruptcy Code because SecureAlert gave contemporaneous new value, thereby preventing recovery of all or some of such transfers.

SecureAlert is party to litigation incidental to its distribution business. However, we do not believe the potential liability, if any, of SecureAlert or the costs incurred in connection with those matters will be material.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

Market. Even though we have been approved to trade on the OTC Bulletin Board, there is presently no market for the common stock, and there is no assurance that a market will ever develop.

Holders. As of June 10, 2005, there were approximately 1,300 holders of record of the common stock and approximately 33,312,512 shares of common stock outstanding. We also have 24,960 shares of Series A preferred stock outstanding, held by 42 shareholders, convertible into a minimum of approximately 8,843,000 shares of common stock, as well as 1,835,824 shares of Series B preferred stock outstanding held by 46 shareholders, that are convertible into 1,835,824 shares of common stock. We also have granted options and warrants for the purchase of approximately 7,822,043 shares of common stock. As discussed elsewhere in this report, we may be required to issue additional shares of preferred stock to pay accrued dividends or to comply with anti-dilution adjustments to the conversion rights of the preferred shareholders.

Dividends. Since incorporation, we have not declared any dividend on our common stock. We do not anticipate declaring a dividend on the common stock for the foreseeable future. The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred or common stock at our option. To date all such dividends have been paid by issuance of preferred stock. We are not required to pay and do not pay dividends with respect to the Series B Preferred Stock.

Dilution. We have a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The board of directors determines when and under what conditions and at what prices to issue stock. In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights.

In addition to shares initially issued to Biomune shareholders at the time of a spin-off transaction in October 1997, we agreed with the NASD to issue additional shares of common stock in connection the distribution to those Biomune shareholders of record on February 11, 1998. We believe there is no further obligation to the former Biomune shareholders. We have issued additional shares of common stock under this agreement from time to time since February 1998. No shares were issued under this agreement in fiscal years 2003 or 2004.

The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Transfer Agent and Registrar. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York City, NY 10005.

Recent Sales of Unregistered Securities

The following information summarizes certain information for all securities we have sold during the fiscal year covered by this report without registration under the Securities Act.

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

Fiscal Year 2004

During the year ended September 30, 2004, we issued 6,514,873 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

         o    1,271,573 shares were issued for cash proceeds of $591,638;

         o 22,427 shares were exchanged for debt and accrued interest of $33,640;

         o 689,229 shares were issued in connection with the exercise of stock options in the amount of $372,184;

         o 740,741 shares were issued upon exercise of options in consideration of reduction in related-party debt of $400,000;

         o $1,106,412 of convertible debentures. These debentures can be converted at the election of the debenture holders into approximately 1,400,000 shares of common stock (at an assumed conversion price of $1.00/share). The conversion price is 80% of the per share price of the next qualified offering. A qualified offering is an offering exceeding $5,000,000 of net proceeds to the Company.

         o    1,157,500 shares were issued for services; and

         o 2,633,403 shares were issued upon the conversion of 7,097 shares of Series A Preferred Stock of the Company.

         o See footnote 17 to the financial statements for a discussion of financing activities subsequent to September 30, 2004.

In each of these transactions the securities were issued to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act, or the issuance of the securities was accomplished without registration under the Securities Act in reliance on other exemptions from the registration requirements of the Securities Act afforded by
Section 4(2), including Rule 506 of Regulation D under the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.

THIS REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY REMOTE MDX TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY SECTION 21E OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY REMOTE MDX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, WORDS SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS" AND UNDER THE HEADING "CERTAIN SIGNIFICANT RISK FACTORS" BELOW.

The following table summarizes our results of operations for the last two completed fiscal years.

                     Summary Consolidated Statements of Operations Data

                                                    Year Ended September 30,
                                                     2004              2003
                                              ----------------------------------
Net sales                                      $   1,117,520     $      768,811

Cost of goods sold                                 1,134,535            762,686
                                              ----------------------------------
       Gross profit (loss)                           (17,015)             6,125
Research and development expenses                    205,341            113,428

Impairment of goodwill and inventory               1,351,522          2,248,000
Selling, general, and administrative expenses      4,189,669          4,489,458
                                              ----------------------------------
       Loss from operations                       (5,763,547)        (6,844,761)
                                              ----------------------------------
Other income (expenses):
      Interest and other income                       74,900              1,959
      Interest expense                              (817,579)          (839,531)
                                              ----------------------------------
       Net loss before discontinued operations $  (6,506,226)    $   (7,682,333)

       Income (loss) on discontinued
       operations, net of tax                         99,515           (207,004)
                                              ----------------------------------
       Net loss                                $  (6,406,711)    $   (7,889,337)
                                              ==================================

Discontinued Operations

During the year ended September 30, 2004, management determined to discontinue its operating activities of consumer electronic distribution. The Company's activities included wholesale distribution to home manufactures through December 31, 2002. On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment, LLC ("SAE"), an unaffiliated company, granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In exchange for this distribution, the Company received a 7% royalty fee in connection with consumer electronic products sold by SAE under the distribution rights agreement. This agreement expired on December 31, 2003. Because of the Company's decision to pursue a business model to sell and service mobile security devices, and the significant market expansion costs required to continue its consumer electronic products distribution, the Company has discontinued the consumer electronics operations. The discontinued operations for the year ended September 30, 2004 and 2003 were as follows:
                                                        Year Ended
                                                       September 30,
                                              ---------------------------------
                                                    2004             2003
                                              ---------------------------------
Net sales and royalties from consumer
  electronics product distribution             $      101,337      $ 3,293,378

Costs associated with consumer electronics
  operations                                            1,822        3,500,382
                                               --------------------------------

Net income (loss) from discontinued
  operations                                   $       99,515     $   (207,004)
                                              =================================

Continued Operations

The Company's focus is on building the mobile emergency and personal security systems market, rather than the consumer electronics market. The following discussion and analysis is therefore based only upon the continued operations of the Company.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Results of Operations

Net Sales

In the fiscal year ended September 30, 2004, the Company had net sales of $1,117,520 compared to net sales of $768,811 for the fiscal year ended September 30, 2003, an increase of $348,709. This increase is due primarily from focusing on the core business model of personal safety and medical monitoring. In addition, the net sales increased by developing dealer distribution channels. During the year ended September 30, 2004, SecureAlert provided net sales of $556,338 compared to net sales of $217,031 for the year ended September 30, 2003. Net sales by Volu-Sol Reagents Corporation ("Reagents") for the fiscal year ended September 30, 2004 were $561,182 compared to $551,780 in fiscal year 2003, an increase of approximately 2%. As the Company's focus continues to shift to the monitoring business, the Company anticipates Reagents' sales will decrease in the future as a percentage of total sales.

Cost of Goods Sold

In the fiscal year ended September 30, 2004, cost of goods sold totaled $1,134,535, compared to cost of goods sold in fiscal 2003 of $762,686. This increase is due to primarily to the increase in net sales. SecureAlert's cost of goods sold totaled $796,565 or 143%, of its net sales in 2004, compared to $431,651, or 199% for September 30, 2003. Reagents' cost of goods sold totaled $337,970 in fiscal 2004, compared to $331,035 for the year ended September 30, 2003, an increase of $6,935 or approximately 2% from the prior fiscal year. The decrease in overall margins of the Company from 1% in fiscal year 2003 to negative 2% in fiscal year 2004 is attributable primarily to an increase in cellular costs.

Research and Development Expenses

In the fiscal year ended September 30, 2004, the Company incurred research and development expenses of $205,341 compared to similar expenses in 2003 totaling $113,428. This increase is due primarily to expenses associated with the development of the TrackerPAL device for the parolee market. We anticipate higher research and development expenses in the future due to ongoing research and development related to our TrackerPAL, WatchPAL, and MobilePAL 3000 products.

Selling, General and Administrative Expenses

In the fiscal year ended September 30, 2004, the Company's selling, general and administrative expenses totaled $4,189,669, compared to $4,489,458 for the fiscal year ended September 30, 2003. This decrease relates primarily to a decrease in non-cash compensation expense in connection with the grant of options and issuance of shares in lieu of cash compensation to consultants and employees, including officers and directors of the Company, based on the estimated value of between $0.54 to $3.00 per share in fiscal year 2003 compared to fiscal year 2004 in which estimated stock prices were $0.54 to $3.00 per share. In fiscal year 2003 these non-cash expense items totaled $2,080,338, compared to $1,669,198 in fiscal year 2004, a reduction of approximately 35%. The $4,189,669 of selling, general and administrative expenses for fiscal year ended September 30, 2004 primarily consists of the following expenses: advertising ($272,500), consulting ($1,078,000), insurance ($208,000), investment banking fees ($191,000), legal and professional fees ($443,500), payroll ($1,028,000), and travel ($260,000) expenses.

Other Income and Expense

In the fiscal year ended September 30, 2004, interest expense was $817,579, compared to $839,531 in fiscal year 2003. In both fiscal years 2004 and 2003 this amount consisted primarily of expense allocated to interest. The interest was paid by the issuance of common stock in lieu of cash to pay interest to third parties. We had interest income of $7,077 and other income of $67,823 during fiscal year 2004, compared to interest income of $1,099 and other income of $860 during fiscal year 2003. This increase in other income is due to settling some prior debts at less than the expense incurred and a recovery of bad debt previously allowed for.

Net Loss

We had a net loss before discontinued operations for the year ended September 30, 2004, totaling $6,506,226, compared to a net loss of $7,682,333 for fiscal year 2003. This decrease is due primarily to the decrease in selling, general and administrative expenses described above, and the recognized impairment in goodwill of $1,321,164 in fiscal year 2004 compared to an impairment of $2,248,000 in 2003.

Liquidity and Capital Resources

September 30, 2004

The Company has not historically financed operations entirely from cash flows from operating activities. During the year ended September 30, 2004, the Company supplemented cash flows with borrowings from a related party and the sale of equity securities.

At September 30, 2004 the Company had unrestricted cash of $62,103, compared to cash of $136,894 at September 30, 2003. The Company had a working capital deficit of $2,269,202, compared to a working capital deficit of $1,826,996 at September 30, 2003. The increase in working capital deficit is the result of losses from operations and use of cash in addition to increased borrowings.

During fiscal year 2004, the Company's operating activities used cash of $2,035,052, compared to $2,371,811 cash used in 2003.

Investing activities for the year ended September 30, 2004, used cash of $100,005, compared to $2,345 of cash used by investing activities in the year ended September 30, 2003. Cash used in 2004 was expended primarily for property and equipment purchases.

Financing activities for the year ended September 30, 2004, provided $2,060,266 of net cash compared to $2,459,660 of net cash provided from those activities in the year ended September 30, 2003.

The Company had net advances of $313,136 on a related-party line of credit and related party advances, and borrowed $1,666,788 from the issuance of debentures, related common shares and short-term notes payable during the year ended September 30, 2004. The Company also had proceeds from the sale of mandatory redeemable common stock of $225,000 during fiscal year 2004. Net payments to a related party line of credit used cash of $704,051 in fiscal year 2003.

In fiscal year 2004, the Company incurred a net loss before discontinued operations of $6,506,226 and negative cash flows from operating activities of $2,035,052, compared to a net loss of $7,682,333 and negative cash flow of $2,371,811 for the year ended September 30, 2003. As of September 30, 2004, the Company's working capital deficit was $2,269,202 and the Company had a net tangible stockholders' deficit of $3,478,652 and accumulated deficit of $69,480,005.

These factors, as well as the risk factors set out elsewhere in this report; raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty include the conversion of a significant portion of our outstanding debt and other obligations into common stock, as well as raising capital from the sale of our common stock and other debt and equity securities. There can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

The Company has 217,185 redeemable common shares outstanding which have been recorded at a value of $196,000. These shares represent a total future potential obligation of the Company in the amount of $196,000. The shares outstanding have all the rights of the Company's common stock and are redeemable as detailed in the following table:


                                                                Redeemable
                                             Number of       Value (Aggregate
      Description of Obligation               Shares         Redemption Price)

    Common shares redeemable at $0.54        185,185             $100,000
      per share (1)

    Common shares redeemable at $3.00         32,000               96,000
      per share                             --------             --------

   Totals                                    217,185             $196,000
                                            ========             ========

Notes:

         (1) The shares are redeemable after September 30, 2005, if the stock is not listed on a national exchange and if the shares have not been registered or otherwise made freely tradable.

The following chart includes principal balances and interest rates applicable to borrowings except for debentures (see contractual obligations below) as of September 30, 2003 and 2004. See footnote 17 of the financial statements for a complete discussion of financing transactions subsequent to September 30, 2004.

                                                                                   Amount Owing at        Amount
     Description of Obligation    Annual Interest Rate        Maturity Date            9/30/03       Owing at 9/30/04
     Advances from ADP
     Management                            5%                 July 31, 2006        $     82,676       $     222,546 (1)

     Bank Line of Credit             Prime plus .25%          April 11, 2006       $    550,786       $     175,000

     Note to Shareholder                   5%                  January 2004        $    134,235       $      84,838

     Note to Shareholder                   5%                  January 2004        $    134,235       $      84,838

     Advance from officer                  12%                    Demand           $          0       $      20,000(2)

     Related Party Note                    12%                June 30, 2005                           $     124,500(2)
                                                                                   $          0

     Promissory Note                       18%              November 15,  2003     $    600,000       $           0

     Promissory Note                       12%              September 30, 2002     $     25,000       $           0

     Promissory Note                       12%                March 30, 2005       $    300,000       $     300,000(3)

     Promissory Note                       12%                Month to Month       $    175,000       $     175,000(4)

     Promissory Note                       20%                March 22, 2004       $     45,759                   0

     Totals                                N/A                     N/A             $  2,047,691       $   1,186,722
                                                                                   ============       =============




         (1) By agreement dated April 2, 2003, ADP Management Corporation ("ADP Management"), an entity owned and controlled by Derrick and Dalton, converted all amounts owing under this obligation as of June 30, 2003 into common stock. An additional $622,546 was loaned to the Company and $400,000 of that amount was converted into common stock during 2004. See Item 12 for a further discussion of related party transactions with ADP Management.

         (2) Subsequent to the year ended September 30, 2004, these loans were paid in full.

         (3) Subsequent to the year ended September 30, 2004, this loan was assumed by ADP Management and settled by ADP Management by issuing 470,000 shares of common stock owned by ADP Management.

         (4) Subsequent to the year ended September 30, 2004, this loan was settled by issuing 175,000 shares of SecureAlert, Inc. Series A preferred stock.

Contractual Obligations

The following table summarizes the Company's outstanding borrowings and long-term contractual obligations at September 30, 2004, and the periods in which these obligations are scheduled to be paid in cash:



                                                                      Payments Due By Period
                                             ----------------------------------------------------------------------

          Contractual Obligations                              Less Than       1-3           3-5        More than
                                                 Total          1 Year        Years         Years        5 Years
-------------------------------------------------------------------------------------------------------------------

Notes from schedule above                      1,186,722       789,176        397,546             -              -
Convertible debentures, net of discount        1,106,412             -      1,106,412             -              -
Operating leases                                       -        55,872        416,976        24,202              -

                                            -----------------------------------------------------------------------
Total                                        $ 2,293,134     $ 845,048    $ 1,920,934      $ 24,202            $ -
                                            =======================================================================



Inflation

The Company does not believe inflation has had a material adverse impact on its business or operating results during the periods presented nor is it expected to in the next year.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2004 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

With respect to inventory reserves, revenue recognition, impairment of long-lived assets, and accounting for stock-based compensation, the Company applies the following critical accounting policies in the preparation of its financial statements:

Inventory Reserves

The nature of the Company's business requires maintenance of sufficient inventory on hand at all times to meet the requirements of its customers. The Company records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

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

Revenue Recognition

The Company derives revenue primarily from the sale of its mobile medical emergency products with service contracts, and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. For the two fiscal years ended September 30, 2004 and 2003 the provision for sales returns was not material. Revenue from products sold with long-term service contracts are recognized ratably over the life of the expected life of the contract. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

Impairment of Long-lived Assets

Under applicable accounting principles, the Company does not amortize goodwill. Goodwill is subject to an impairment test, which is performed at least annually. Our goodwill is related to the acquisition of SecureAlert in July 2001. During the year ended September 30, 2004 management tested goodwill for impairment by comparing the carrying value of the assets of our wholly owned subsidiary SecureAlert, to the estimated fair value of those assets. The fair value was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily related from mobile medical alert devices. The carrying amount including goodwill was determined to exceed the estimated fair value. Therefore the Company recognized an impairment of the remaining goodwill in 2004.

The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate the book value of an asset may not be recoverable. An evaluation is made at each balance sheet date, to determine whether events and circumstances have occurred which indicate possible impairment. An estimate is made of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life of in measuring whether the assets are recoverable.

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

Allowance for Doubtful Accounts

The Company must make estimates of the collectibility of accounts receivables. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise of (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employee", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 (i.e., October 1, 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement, but believes it may have a material impact on the consolidated financial statements.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins." Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the fiscal year 2006.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, "Accounting for Non-Monetary Exchanges", which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal year 2005 and adoption is not expected to have a material impact on the financial position or results of operations.

Risk Factors

Caution Regarding Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are forward-looking, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take including restructuring or strategic initiatives or about developments beyond our control. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "might," "should," "may," "project," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements. These statements are made on the basis of management's views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance however that our expectations will necessarily come to pass. The factors that could materially affect future developments and performance include those set forth below.

The financial statements contained in our annual report on Form 10-KSB for the years ended September 30, 2004 have been prepared on the basis that the Company will continue as a going concern, notwithstanding the fact that its financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance the Company will ever be profitable.

In fiscal year 2004, the Company incurred a net loss of $6,406,711, negative cash flow from operating activities of $2,035,052, and an accumulated deficit of $69,480,005.

These factors, as well as the risk factors set out below raise substantial doubt about our ability to continue as a going concern. The financial statements and the report of our independent registered public accounting firm included in this report do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty include the conversion of a significant portion of our outstanding debt and other obligations, to common stock as well as raising capital from the sale of our securities. There can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

As a result of our increased focus on a new business market our business is subject to many of the risks of a new or start-up venture.

The change in our business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development. If the Company is to be successful in this new business direction, it must accomplish the following, among other things:

         o Develop and introduce functional and attractive product and service offerings;

         o    Increase awareness of our brand and develop consumer loyalty;

         o    Respond to competitive and technological developments;

         o    Build an operational structure to support our business; and

         o    Attract, retain and motivate qualified personnel.

If the Company fails to achieve these goals, that failure would have a material adverse effect on its business, prospects, financial condition and operating results. Because the market for its new product and service offerings is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. There is no assurance that a market for these products or services will ever develop or that demand for our products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

Our management group owns or controls a significant number of our outstanding shares.

Certain of our directors, executives and principal shareholders or persons associated with them beneficially own approximately 22.8% of our outstanding common stock. In addition, these individuals are the beneficial owners of preferred stock convertible into a significant number of shares of common stock. As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. See Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," and Item 11 "Security Ownership of Certain Beneficial Owners and Management."

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

Our principal beneficial owners, David Derrick and James J. Dalton, provide management and financial services and assistance to the Company. Substantially all of our financing over the past twelve months has been loaned from entities affiliated with these two shareholders and directors, who also serve as executive officers of the Company. When their personal investment interests diverge from our interests, they and their affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these shareholders and their affiliated entities.

During the two most recent fiscal years the Company has been dependent upon certain major customers, the loss of which would adversely affect its results of operations and business condition. Certain of these customers now purchase product from distributors owned and controlled by our former executives and consultants, which will reduce our revenues from consumer electronics in future operating periods.

During fiscal year 2004, two customers accounted for more than 10% of sales. Fisher Scientific accounted for approximately 13% ($163,395) of sales MDC accounted for approximately 14% ($170,000). The loss of one or more of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.

The Company purchases a significant amount of inventory of consumer electronics products annually from a single supplier under an agreement that expires next year. The Company also relies on significant suppliers for other key products and cellular access. If the Company does not renew these agreements when they expire it may not continue to have access to these suppliers' products or services at favorable prices or in volumes as it has in the past, which would reduce revenues and could adversely affect results of operations or financial condition.

Under our agreement with Matsushita Electric Works, Ltd. ("MEW"), the Company purchases most of its mobile and cellular device products from MEW. During the fall of 2001, the Company entered into a cellular switching access agreement under which it purchases substantially all of its cellular access requirements. That agreement expired in 2004. However the Company has entered into an agreement with a national cellular access company for these services. If any of these significant suppliers were to cease providing product or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

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

The Company faces intense competition, including competition from entities that are more established and have greater financial resources than it does, which may make it difficult for it to establish and maintain a viable market presence.

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

We may not realize revenues from the sale of any of our new products or services for several years, if at all. Some of the products we are currently evaluating likely will require further research and development efforts before they can be commercialized. There can be no assurance that our research and development efforts will be successful or that we will be successful in developing any commercially successful products. In addition, the technology which we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets and GPS technology depends upon "line-of-sight" access to satellite signals used to locate the user. This limits the effectiveness of GPS if the user is in the lower floors of a tall building, underground or otherwise located where the signals have difficulty penetrating. Other difficulties and uncertainties normally associated with new industries or the application of new technologies in new or existing industries also threaten our business, including the possible lack of consumer acceptance, difficulty in obtaining financing for untested technologies, increasing competition from larger well-funded competitors, advances in competing or other technologies, and changes in laws and regulations affecting the development, marketing or use of our new products and related services.

The Company is dependent upon its strategic alliances, the loss of which would limit its success.

Our strategy for the identification, development, testing, manufacture, marketing and commercialization of our products and services includes, entering into various collaborations through corporate alliances. We have entered into collaborative relationships with a significant engineering and product commercialization firm and a multi-national manufacturing corporation, and we believe that these relationships provide us with strong strategic alliances for the design and engineering of our products. MEW, our manufacturing partner, is a large Japanese multinational with significant operations and holdings in several industries, including electronics. There can be no assurance, however, that these relationships will succeed or that we will be able to negotiate strategic alliances with other parties on acceptable terms, if at all, or that any of these collaborative arrangements will be successful. To the extent we choose or are unable to establish or continue such arrangements we could experience increased capital requirements as a result of undertaking such activities. In addition, we may encounter significant delays in introducing products currently under development into the marketplace or find that the development, manufacture or sale of our proposed products is adversely affected by the absence of successful collaborative agreements.

The Company has a history of losses and anticipates significant future losses and may be unable to project its revenues and expenses accurately.

The Company expects to incur net operating losses and negative cash flows for the foreseeable future. It will incur significant expenses associated with the development and deployment of our new products and promoting our brand. It intends to enter into additional arrangements through current and future strategic alliances that may require it to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations. The Company may also be required to offer promotional packages of hardware and software to end-users at subsidized prices in order to promote its brand, products and services. These guaranteed payments, promotions and other arrangements would result in significant expense. If it does achieve profitability, it cannot be certain that it will be able to sustain or increase profitability in the future. In addition, because of its limited operating history in its newly targeted markets, the Company may be unable to project revenues or expenses with any degree of certainty. Management expects expenses to increase significantly in the future as the Company continues to incur significant sales and marketing, product development and administrative expenses. The Company cannot guarantee that it will be able to generate sufficient revenues to offset operating expenses or the costs of the promotional packages or subsidies described above, or that it will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.

Our business plan anticipates significant growth through sales and acquisitions; to manage the expected growth the Company will require capital and there is no assurance it will be successful in obtaining necessary additional funding.

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

The Company currently lacks experienced sales and marketing capability for all of its product and service lines.

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

The existence of certain anti-dilution rights applicable to our Series B Preferred Stock might result in increased dilution if the Company we were to offer and sell shares of common stock at prices below the conversion rate of $3.00 per common share unless those rights are waived.

The investors in our Series B preferred stock and MEW have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event we were to sell shares of common stock at a price below the original conversion price of $3.00 per share. We have issued shares and options to purchase shares to certain creditors to convert debt to equity at prices that are below the $3.00 conversion price. Certain holders of the Series B preferred stock, including MEW, have waived their right to receive the adjustment for such issuances through December 11, 2003, but there is no assurance that any holder of Series B preferred stock will waive those rights as to subsequent to December 11, 2003 issuances. MEW's right expired in April 2004. Any increase in the number of shares of common stock issued upon conversion of Series B preferred shares would compound the risks of dilution to existing shareholders.

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

The Company has and will continue to have significant future capital needs and there is no assurance it will be successful in obtaining necessary additional funding.

We will be required to raise additional capital to fully implement our business plan. Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the number and type of clinical or other tests we may be required to conduct in seeking government or agency approval of these products, the success of our development efforts, the cost and timing of establishing or expanding our sales, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to shareholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories. Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

The Company relies on third parties to manufacture our products. Therefore, it does not have direct control over the quality or other aspects of the manufacturing process, which could result in a loss of customer acceptance of our products and increased expense related to warranty claims or defective product returns.

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

RemoteMDx, Inc.
Consolidated Financial Statements
September 2004 and 2003

                                                                 RemoteMDx, Inc.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------




                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-2


Consolidated Balance Sheet                                                 F-3


Consolidated Statements of Operations                                      F-5


Consolidated Statements of Stockholders' Deficit                           F-6


Consolidated Statements of Cash Flows                                      F-8


Notes to Consolidated Financial Statements                                 F-11

                                         REPORT OF INDEPENDENT REGISTERED PUBLIC
                                                                 ACCOUNTING FIRM



To the Board of Directors and
Stockholders of RemoteMDx, Inc.


We have audited the accompanying consolidated balance sheet as of September 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows of RemoteMDx, Inc., (the Company), for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. as of September 30, 2004 and the consolidated results of their operations and cash flows for the years ended September 30, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

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



/s/Tanner LC

Salt Lake City, Utah
June 7, 2005

                                                                 RemoteMDx, Inc.
                                                      Consolidated Balance Sheet
                                                              September 30, 2004

--------------------------------------------------------------------------------





            Assets
            ------

Current Assets:
Cash                                                                $    62,103
Accounts receivable, net of allowance for doubtful
  accounts of  $28,000                                                  260,475
Inventories, net of reserve of $168,409                                  78,286
Prepaid and other assets                                                 13,432
                                                                    ------------

        Total current assets                                            414,296

Restricted cash                                                         176,361
Property and equipment, net of accumulated depreciation
  and amortization of $463,981                                          114,074
Other assets                                                              4,073
                                                                    ------------

                                                                    $   708,804
                                                                    ------------


--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                 F-3

                                                                 RemoteMDx, Inc.
                                                      Consolidated Balance Sheet

                                                              September 30, 2004
--------------------------------------------------------------------------------



        Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable                                                   $   706,008
 Accrued expenses                                                       453,080
 Deferred revenues                                                       13,434
 Dividend payable                                                       525,800
 Manditorily redeemable common stock  (note 7)                          196,000
 Notes payable                                                          789,176
                                                                    -----------

        Total current liabilities                                     2,683,498

 Long-term liabilities:
 Related party line of credit                                           222,546
 Convertible debentures, net of debt discount
   $164,173                                                           1,106,412
 Bank line of credit                                                    175,000
                                                                    -----------

        Total liabilities                                             4,187,456

Commitments and contingencies (note 15)

Stockholders' deficit:
Series A convertible preferred stock; 10%
   dividend, non-voting, non-participating;
    $.0001 par value, $200 stated value; 40,000
   shares designated; 23,349 shares issued and
   outstanding (aggregate liquidation preference
   of $68,302)                                                                2
Series B convertible preferred stock; $.0001 par
   value; 2,000,000 shares designated; 1,835,824
   shares issued and outstanding (aggregate
   liquidation preference of $6,058,219)                                    184
Common stock, $.0001 par value, 100,000,000
   shares authorized; 31,395,238 shares issued
   and outstanding                                                        3,140
Additional paid-in capital                                           66,329,339
Deferred compensation                                                  (331,312)
Accumulated deficit                                                 (69,480,005)
                                                                    -----------

        Total stockholders' deficit                                  (3,478,652)
                                                                    -----------

                                                                    $   708,804
                                                                    -----------



--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                 F-4

                                                                                            RemoteMDx, Inc.
                                                                      Consolidated Statements of Operations

                                                                                  Years Ended September 30,
------------------------------------------------------------------------------------------------------------

                                                                                2004              2003
                                                                       -------------------------------------
Sales, net                                                                 $    1,117,520     $     768,811
Cost of goods sold                                                              1,134,535           762,686
                                                                       -------------------------------------

Gross profit (loss)                                                               (17,015)            6,125
                                                                       -------------------------------------

Operating expenses:
  Research and development                                                        205,341           113,428
  Selling, general and administrative (including $1,553,940
   and $2,080,338 of compensation expense paid in stock
   or stock option / warrants, respectively)                                    4,189,669         4,489,458
  Impairment of inventory                                                          30,358                 -
  Impairment of goodwill                                                        1,321,164         2,248,000
                                                                       -------------------------------------

Loss from operations                                                           (5,763,547)       (6,844,761)
                                                                       -------------------------------------

Other income (expense):
  Interest income                                                                   7,077             1,099
  Interest expense (including $611,759 and $591,243
   paid in stock and warrants, respectively)                                     (817,579)         (839,531)
  Other income                                                                     67,823               860
                                                                       -------------------------------------

Loss before income taxes and discontinued operations                           (6,506,226)       (7,682,333)
Income tax benefit                                                                      -                 -
                                                                       -------------------------------------

Loss before discontinued operations                                            (6,506,226)       (7,682,333)
Income (loss) from discontinued operations, net of tax                             99,515          (207,004)
                                                                       -------------------------------------

Net loss                                                                       (6,406,711)       (7,889,337)

Series A preferred stock dividends                                               (525,800)       (1,282,556)
Beneficial conversion feature on Series A preferred stock                               -        (1,090,254)
                                                                       -------------------------------------

Net loss applicable to common shareholders                                 $   (6,932,511)    $ (10,262,147)
                                                                       -------------------------------------

Net loss per common share from continuing operations
   - basic and diluted                                                     $        (0.25)    $       (0.57)
                                                                       -------------------------------------

Net income (loss) per common share from
   discontinued operations - basic and diluted                             $            -     $       (0.01)
                                                                       -------------------------------------

Net loss per common share - basic and diluted                              $        (0.25)    $       (0.58)
                                                                       -------------------------------------

Weighted average shares - basic and diluted                                    28,217,000        17,817,000
                                                                       -------------------------------------



------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                            F-5


                                                                                                                     RemoteMDx, Inc.
                                                                                    Consolidated Statements of Stockholders' Deficit

                                                                                             Years Ended September 30, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------------------


                                       Preferred Stock
                         ------------------------------------                                      Deferred    Preferred
                              Series A             Series B        Common Stock     Additional   Financing    Stock       Accumu-
                         ---------------------------------------------------------   Paid-in       and     Subscription    lated
                          Shares    Amount     Shares   Amount     Shares   Amount   Capital    Consulting  Receivable    Deficit
                         -----------------------------------------------------------------------------------------------------------
Balance at October 1,
  2002                      26,130    $ 3   1,835,824   $ 184   12,616,895  $1,262  $54,445,083  $(355,000) $ (338,300)$(55,183,957)

Issuance of redeemable
    common stock for:
 - Financing services            -      -           -       -            -       -           -    (45,000)           -            -
 - Conversion of common
    stock                        -      -           -       -      (58,333)     (6)          -          -            -            -

Issuance of common
  stock for:
 - Cash                          -      -           -       -    2,038,446     204   1,258,496          -            -            -
 - Exercise of stock
     options; options
     were exercised
     through reduction
     of related party
     line of credit              -      -           -       -      135,701      14      73,265          -            -            -
 - Debt and accrued
    interest                     -      -           -       -      302,668      30     442,720          -            -            -
 - Services                      -      -           -       -      517,256      52     679,881   (165,000)           -            -
 - Conversion of Series
    A preferred stock       (2,097)     -           -       -      652,352      65         (65)         -            -            -

Conversion of related
  party line of credit
  and other notes
  payable and rescission
  of warrants resulting
  in additional
  compensation
  expense of $845,628            -      -           -       -    8,113,999     811   4,380,478          -     (361,700)           -

Amortization of deferred
  consulting and
  financing fees                 -      -           -       -            -       -           -    445,000            -            -

Preferred stock dividend
accrued                          -      -           -       -            -       -    (803,784)         -            -            -

Stock option compensation
for consulting services          -      -           -       -            -       -     274,777          -            -            -

Preferred stock dividend
 paid with Series A
  preferred stock            6,413      -           -       -            -       -   1,282,556          -            -            -

Shares received and
  retired from
  distribution of
  subsidiary                     -      -           -       -     (401,952)    (40)     94,759          -            -            -

Net loss                         -      -           -       -            -       -           -          -            -   (7,889,337)
                         -----------------------------------------------------------------------------------------------------------

Balance at September 30,
  2003                      30,446      3   1,835,824     184   23,917,032   2,392  62,128,166   (120,000)    (700,000) (63,073,294)


------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                                     F-6



                                                                                                                     RemoteMDx, Inc.
                                                                                    Consolidated Statements of Stockholders' Deficit
                                                                                                                           Continued

                                                                                             Years Ended September 30, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------------------




                                       Preferred Stock
                         ------------------------------------                                      Deferred    Preferred
                              Series A             Series B        Common Stock     Additional   Financing    Stock       Accumu-
                         ---------------------------------------------------------   Paid-in       and     Subscription    lated
                          Shares    Amount     Shares   Amount     Shares   Amount   Capital    Consulting  Receivable    Deficit
                         -----------------------------------------------------------------------------------------------------------

Issuance of common stock
upon expiration of put
options on manditorily
redeemable common stock
(reclassified from
liabilities)                     -      -           -       -      963,333      96   2,048,570          -            -            -

Issuance of common stock
  for:
 - Cash                          -      -           -       -    1,066,043     106     480,546          -            -            -
 - Offering costs for
     convertible
     debentures (recorded
     as debt discount)           -      -           -       -      205,530      21     110,965          -            -            -
 - Conversion of debt and
     interest                    -      -           -       -       22,427       2      33,638          -            -            -
 - Conversion of related
     party line of credit        -      -           -       -      740,741      74     399,926          -            -            -
 - Exercise of stock
     options; options
     were exercised
     through reduction of
     related party line
     of credit                   -      -           -       -      689,229      69     372,115          -            -            -
 - Conversion of Series A
     preferred stock        (7,097)    (1)          -       -    2,633,403     264        (263)         -            -            -
 - Services                      -      -           -       -    1,157,500     116     600,334   (461,700)

Stock options issued for
  consulting services            -      -           -       -            -       -     681,142          -            -            -

Amortization of deferred
  consulting services            -      -           -       -            -       -           -    250,388            -            -

Subscription receivable
  reduction                      -      -           -       -            -       -           -          -      700,000            -

Preferred stock dividend         -      -           -       -            -       -    (525,800)         -            -            -

Net loss                         -      -           -       -            -       -           -          -            -   (6,406,711)
                         -----------------------------------------------------------------------------------------------------------

Balance at September 30,
  2004                      23,349    $ 2   1,835,824   $ 184   31,395,238  $3,140 $66,329,339  $(331,312)   $       - $(69,480,005)
                         -----------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                                     F-7


                                                                                                 RemoteMDx, Inc.
                                                                           Consolidated Statements of Cash Flows

                                                                               For the Years Ended September 30,
----------------------------------------------------------------------------------------------------------------


                                                                                        2004              2003
                                                                                   -----------------------------
Cash flows from operating activities:
  Net loss                                                                         $ (6,406,711)   $  (7,889,337)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Interest income on restricted cash                                                 (2,016)               -
      Depreciation and amortization                                                     156,604          225,460
      Related party line of credit increased for consulting services                          -           60,000
      Loss on disposal of property charged to cost of sales                                   -           86,515
      Amortization of debt discount                                                      52,752            5,825
      Amortization of deferred financing and consulting services                        250,388          445,000
      Amortization of interest expense related to redeemable common
        stock payable                                                                   483,659                -
      Common stock issued for services                                                  138,750        1,360,561
      Stock options issued for services                                                 498,832                -
      Stock options issued to related parties for services                              182,310          274,777
      Impairment of goodwill                                                          1,321,164        2,248,000
      Increase in related party line of credit for services                             598,918                -
      Changes in operating assets and liabilities:
        Accounts receivable                                                            (175,559)         535,230
        Inventories                                                                     286,151          476,220
        Prepaid expenses and other assets                                                13,021           (1,464)
        Accounts payable                                                                427,645         (296,532)
        Accrued liabilities                                                             140,048          164,922
        Deferred revenues                                                                (1,008)         (66,988)
                                                                                   -----------------------------

             Net cash used in operating activities                                   (2,035,052)      (2,371,811)
                                                                                   -----------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                   (102,740)          (2,345)
  Proceeds from the disposal of fixed assets                                              2,735                -
                                                                                   -----------------------------

             Net cash used in investing activities                                     (100,005)          (2,345)
                                                                                   -----------------------------


----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                 F-8


                                                                                                 RemoteMDx, Inc.
                                                                           Consolidated Statements of Cash Flows
                                                                                                       Continued

                                                                               For the Years Ended September 30,
----------------------------------------------------------------------------------------------------------------



                                                                                       2004              2003
                                                                                   -----------------------------
Cash flows from financing activities:
  Net borrowings (payments) under a related party line of credit                        313,136         (704,051)
  Net (payments) advances on a bank line of credit                                         (105)         254,173
  Borrowings under notes payable                                                        144,500        1,580,101
  Payment on notes payable                                                              (45,759)        (258,540)
  Proceeds from issuance of manditorily redeemable common stock                         225,000          250,000
  Payments on related party convertible notes payable                                   (98,794)        (231,530)
  Payments on related party short-term notes payable                                          -          (25,000)
  Proceeds from related party short-term notes payable                                        -          335,807
  Proceeds from sale of common stock                                                    480,546        1,258,700
  Proceeds from sale of convertible debentures                                        1,041,742                -
                                                                                   -----------------------------

             Net cash provided by financing activities                                2,060,266        2,459,660
                                                                                   -----------------------------

Net (decrease) increase in cash                                                         (74,791)          85,504

Cash, beginning of year                                                                 136,894           51,390
                                                                                   -----------------------------

Cash, end of year                                                                  $     62,103    $     136,894
                                                                                   -----------------------------



Supplemental Cash Flow Information:
                                                                                      2004              2003
                                                                                   -----------------------------

Cash paid for interest and taxes:
Cash paid for income taxes                                                         $          -    $           -
Cash paid for interest                                                             $     38,774    $     195,035


----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                 F-9

                                                                                                 RemoteMDx, Inc.
                                                                           Consolidated Statements of Cash Flows
                                                                                                       Continued

                                                                               For the Years Ended September 30,
----------------------------------------------------------------------------------------------------------------



                                                                                       2004              2003
                                                                                   -----------------------------
Supplemental schedule of non-cash investing and
  financing activities:
Issuance of 2,633,403 and 652,352 common shares, respectively, in exchange for 7,127 and 1,763 shares of Series A preferred
  stock, respectively                                                                       264               65
Issuance of 1,157,500 and 115,000 common shares, respectively,
  for deferred consulting and financing services                                        461,700          165,000
Issuance of 205,530 common shares for offering costs                                    110,986                -
Utilization of borrowings under a related-party line of credit as
  payment for exercise of common stock options                                          372,184           73,279
Preferred Series A stock dividends accrued                                              525,800          803,784
Conversion of related party line of credit into 740,741 common shares                   400,000                -
Conversion of debt and interest into 22,427 common shares                                33,640                -
Subscription receivable reduction for $600,000 reduction of notes
  payable and $100,000 reduction of accrued liabilities                                 700,000                -
Conversion of 968,333 redeemable common shares into 968,333
  common shares                                                                               -                -
Conversion of 58,333 common shares into 58,333 redeemable
  common shares                                                                               -                6
Notes payable including accrued interest of $42,750 converted into
  302,668 shares of common stock                                                              -          442,750
Debt exchanged for 483,333 shares of redeemable common stock                                  -          725,000
Issuance of 0 and 6,413 shares of Series A preferred stock,
  respectively, for accrued dividends and preferential dividends
  in lieu of cash dividends                                                                   -        1,282,556
Series A preferred stock beneficial conversion features                                       -        2,276,615
Deferred financing costs paid for by issuance of 0 and 15,000 shares
  of redeemable common stock, respectively                                                    -           45,000
Disposal of $149,015 of capitalized tooling costs with its corresponding
  liability of $149,015                                                                       -          149,015
Related party line of credit increased in exchange for related party consulting services of $60,000, assumption of Company note payable of $71,496, assumption of accrued interest of $2,147 and payment
  of dividends of $9,019                                                                      -          142,662

Refinancing of short-term debt:
Restricted cash                                                                        (375,681)        (550,000)
Bank line-of-credit                                                                    (375,681)        (503,387)
Short-term notes payable                                                                      -       (1,086,628)
Related party line-of-credit                                                                  -        2,140,015

                                                                                       2004              2003
                                                                                   -----------------------------

Distribution of net assets for stock repurchase:
Accounts payable and accrued liabilities                                                      -         (488,410)
Bank line-of-credit                                                                           -         (300,000)
Obligation to SecureAlert                                                                     -         (400,000)
Accounts receivable                                                                           -          370,501
Inventory                                                                                     -          539,706
Property and equipment, net of $80,331 accumulated depreciation                               -          183,484

Common stock repurchased (401,952 shares)                                                     -           94,759

Assumption of debt and liabilities by related party for
  issuance of 8,113,999 common shares:
Short-term notes payable                                                                      -         (800,000)
Subscriptions receivable                                                                      -         (361,700)
Related party line-of-credit                                                                  -       (2,373,961)
Common stock                                                                                  -        4,381,289
Consulting expense recognized                                                                 -         (845,628)


----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                F-10

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements

                                                     September 30, 2004 and 2003
--------------------------------------------------------------------------------


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

                        Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role engaging in the business of manufacturing and marketing mobile emergency and personal security systems, and focusing on criminal justice. The Company's revenues for the year ended September 30, 2004, were generated primarily from the sale of personal security products and from medical stains and reagents.

                        Going Concern
                        The Company incurred a net loss and has negative cash flows from operating activities for the year ended September 30, 2004. As of September 30, 2004, the Company has a working capital deficit, a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc., its wholly owned subsidiaries, Volu-Sol Reagents, Inc. and SecureAlert, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

2.   Summary of         Use  of  Estimates  in  the   Preparation  of  Financial
     Significant        Statements
     Accounting         The  preparation  of financial  statements in conformity
     Policies           with  U.S.  generally  accepted  accounting   principles
                        requires  management to make  estimates and  assumptions
                        that   affect  the   reported   amounts  of  assets  and
                        liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Concentration of Credit Risk
     Significant        The Company has cash in bank that, at times,  may exceed
     Accounting         federally   insured   limits.   The   Company   has  not
     Policies           experienced  any losses in such  accounts.  The  Company
     Continued          believes  it is not  exposed to any  significant  credit
                        risk on cash and short-term investments.

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

                        The Company had sales to entities which represent more than 10% as follows for the years ended September 30:

                                                2004              2003
                                         ------------------------------------

                        Company A         $        170,000  $              -
                        Company B         $        163,395  $              -
                        Company C         $              -  $      1,459,000
                        Company D         $              -  $        559,000

                        Cash and Cash Equivalents
                        Cash  and   cash   equivalents   consist   of  cash  and
                        investments with original maturities to the Company of three months or less.

                        Accounts Receivable
                        Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

                        A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date. Interest is not charged on trade receivables that are past due.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Inventories
     Significant        Inventories are recorded at the lower of cost or market,
     Accounting         cost being determined on a first-in,  first-out ("FIFO")
     Policies           method.  Substantially  all items  included in inventory
     Continued          are finished goods and consist of the following:

                        Mobile security                       $         209,257
                        Reagent stains raw materials                     28,582
                        Reagents stains finished goods                    8,856
                        Reserve                                        (168,409)
                                                              ------------------

                                                              $          78,286
                                                              ------------------

                        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

                        Concentration of Purchases
                        For the years ended September 30, 2004 and 2003, the Company maintained a license agreement as a distributor for Royal Philips Electronics ("Philips") in which purchases related to the Company's sales of consumer electronics were purchased through manufacturers of Philips' products (see Note 15). Further, the Company currently has a single supplier for cellular switching access for the Company's MobilePal network (see Note
                        15). Management believes the Company's products, components and services could be obtained from different suppliers. However, should the Company's current suppliers cease to provide the Company with products or services, the Company's ability to find products, components or services at similar prices may be materially impaired.

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


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Property and equipment  consisted of the following as of
     Significant        September 30, 2004:
     Accounting
     Policies
     Continued          Equipment                              $        268,349
                        Leasehold improvements                          261,496
                        Furniture and fixtures                           48,210
                                                             ------------------
                                                                        578,055

                        Accumulated depreciation                       (463,981)
                                                             ------------------

                                                               $        114,074
                                                             ------------------

                        Impairment of Long-Lived Assets and Goodwill
                        Goodwill is not amortized but is subject to an impairment test, which is performed at least annually. Goodwill was related to the acquisition of SecureAlert in July 2001 and was initially determined to be valued at $7,776,209 based upon SFAS 141 and 142. During the years ended September 30, 2004 and 2003 the Company tested goodwill for impairment by comparing the carrying value of its component unit to which goodwill was assigned, namely the assets of its wholly owned subsidiary SecureAlert, Inc. (referred to as the component unit for purposes of this note), to the estimated fair value of the component unit. The fair value of the component unit was determined using an income approach of estimated future cash flows. The estimated future cash flows include those primarily from mobile medical alert devices of the component unit. The carrying amount of the component unit including goodwill was determined to exceed the estimated fair value by approximately $1,321,000 and $2,248,000 for the years ended September 30, 2004 and 2003, respectively. Accordingly, during the years ended September 30, 2004 and 2003, the Company recognized an impairment of approximately $1,321,000 and $2,248,000, respectively, of its goodwill. As of September 30, 2004, the net book value of goodwill was $0.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of         Impairment of Long-Lived Assets and Goodwill - Continued
     Significant        The Company  reviews its long-lived  assets,  other than
     Accounting         goodwill,  for  impairment  when  events or  changes  in
     Policies           circumstances  indicate  that the book value of an asset
     Continued          may not be recoverable.  The Company evaluates,  at each
                        balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The
                        Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.
                        Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended September 30, 2004 and 2003, no impairment of long-lived assets, other than goodwill as discussed above, was recorded.

                        Revenue Recognition
                        The Company derives its revenue primarily from the sale of mobile emergency and personal security systems and reagent stains.

                        The sale of mobile emergency and personal security systems may include the security devise, such as the MobilePal phone, and the related monitoring service. If the sale includes both the devise and the monitoring service, revenue from the sale of the devise is deferred and recognized ratably over the life of the monitoring service contract. Revenue from the monitoring service contract is recognized monthly as earned in accordance with the monitoring service contract. If the sale is for the devise only and does not include the monitoring services, revenue, less reserves for returns, is recognized upon shipment to the customer. The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Revenue Recognition - Continued
     Significant        The  sale  of  reagent  stains  is  recognized  when  an
     Accounting         agreement  with the buyer exists,  the price is fixed or
     Policies           determinable,   the  product  has  been   shipped,   and
     Continued          collection is reasonably assured.

                        Research and Development Costs
                        All expenditures for research and development are charged to expense as incurred. These expenditures were for the development of SecureAlert's TrackerPAL device and associated services.

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

                        An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of         Stock-Based Compensation - Continued
     Significant        The following  table  illustrates the effect on net loss
     Accounting         and net loss per share as if the  Company had elected to
     Policies           use the fair  value  based  method  to  account  for its
     Continued          employee stock-based compensation.

                                                 Years Ended September 30,
                                               -------------------------------
                                                    2004           2003
                                               -------------------------------

Net loss applicable to common
  shareholders - as reported                    $  (6,932,511) $ (10,262,147)

Deduct:  total stock based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                  (112,647)       (68,310)
                                               -------------------------------

Net loss - pro forma                            $  (7,045,158) $ (10,330,457)
                                               -------------------------------

Basic and diluted loss per share - as reported  $        (.25) $        (.58)
                                               -------------------------------

Basic and diluted loss per share - pro forma    $        (.25) $        (.58)
                                               -------------------------------

                        The fair value of each option or warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    Years Ended
                                                   September 30,
                                         ----------------------------------
                                               2004            2003
                                         ----------------------------------

 Expected dividend yield                                -                -
 Expected stock price volatility                      95%             128%
 Risk-free interest rate                            3.87%            4.75%
 Expected life of options                         5 years          5 years

                        The weighted average fair value of options and warrants granted during the years ended September 30, 2004 and 2003, were $ 0.38 and $1.35, respectively.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of         Stock-Based Compensation - Continued
     Significant        The Company  accounts for its  stock-based  compensation
     Accounting         issued  to  non-employees,  other  than  members  of the
     Policies           Company's  Board of  Directors,  using  the  fair  value
     Continued          method  in  accordance  with  SFAS No.  123 and  related
                        interpretations.   Under  SFAS  No.   123,   stock-based
                        compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock-based instrument.

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

                        Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock. As of September 30, 2004 and 2003, there were approximately 18,296,997 and 26,078,750 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of         Recent Accounting Pronouncements
     Significant        In December 2004, the FASB issued FASB Statement No. 123
     Accounting         (revised 2004), "Shared-Based Payment." Statement 123(R)
     Policies           addresses  the   accounting  for   share-based   payment
     Continued          transactions  in which an enterprise  receives  employee
                        services in exchange for (a) equity  instruments  of the
                        enterprise of (b) liabilities that are based on the fair
                        value of the enterprise's equity instruments or that may
                        by settled by the  issuance of such equity  instruments.
                        Statement  123(R)  requires an entity to  recognize  the
                        grant-date   fair  value  of  stock  options  and  other
                        equity-based  compensation  issued to  employees  in the
                        income  statement.   The  revised  Statement   generally
                        requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No.
                        25, "Accounting for Stock Issued to Employee", which was permitted under Statement 123, as originally issued.

                        The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

                        Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2006 (i.e., October 1, 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement, but believes it may have a material impact on the consolidated financial statements.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Recent Accounting Pronouncements - Continued
     Significant        In November  2004,  the FASB issued  Statement  No. 151,
     Accounting         "Inventory  Costs",  to amend the guidance in Chapter 4,
     Policies           "Inventory   Pricing",   of  FASB  Accounting   Research
     Continued          Bulletin No. 43, "Restatement and Revision of Accounting
                        Research  Bulletins."  Statement  No. 151  clarifies the
                        accounting   for  abnormal   amounts  of  idle  facility
                        expense,  freight,  handling costs,  and wasted material
                        (spoilage).  The Statement  requires that those items be
                        recognized  as  current-period  charges.   Additionally,
                        Statement   151  requires   that   allocation  of  fixed
                        production overheads to the costs of conversion be based
                        on the normal  capacity  of the  production  facilities.
                        Statement   No.  151  is  effective   for  fiscal  years
                        beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the fiscal year 2006.

                        As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 15 amends APB No. 29, "Accounting for Non-monetary Exchanges", which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

                        The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of
                        Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the financial position or results of operations.

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

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Accrued            Accrued expenses consisted of the following at September
     Expenses           30, 2004:

                        Accrued tooling                        $        231,610
                        Accrued interest                                108,042
                        Accrued compensation and payroll taxes           47,897
                        Accrued vacation                                 27,482
                        Accrued property taxes                           16,800
                        Other                                            21,249
                                                               ----------------

                                                               $        453,080
                                                               ----------------

4.   Bank Line of       As of  September  30,  2004,  the Company  had  $175,000
     Credit             outstanding  under a line of  credit  with  Zions  First
                        National Bank. The line of credit bears interest at 5%, matures on March 11, 2005, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $176,361.
                        Subsequent to year end this line of credit was extended until April 2006.

5.   Related            The Company has an ongoing line of credit agreement with
     Party Line of      ADP  Management,  an entity  controlled by David Derrick
     Credit             and James Dalton,  the Company's Chief Executive Officer
                        and President, respectively. Derrick and Dalton are also
                        the  Chairman   and  Vice   Chairman  of  the  Board  of
                        Directors,  respectively.  The essence of that agreement
                        is that as the Company needs funds,  ADP Management will
                        loan the Company money.  During the year ended September
                        30, 2004 and 2003,  the net increase  (decrease)  in the
                        related   party   line  of  credit  was   $139,870   and
                        $(868,614),  respectively.  The net increase of $139,870
                        consisted  of net cash  borrowings  during  the years of
                        $313,136  and net  increases  of  $598,918  related to a
                        monthly  management  fee  owed  to  ADP  Management  and
                        expenses   incurred   by   ADP   Management   that   are
                        reimbursable by the Company. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Related            During the years ended  September 30, 2004 and 2003, the
     Party Line of      Company converted $400,000 and $1,258,700, respectively,
     Credit             of  amounts  owed to ADP  Management  under  the line of
     Continued          credit  agreement  into 740,741 and 2,038,446  shares of
                        common stock at a  conversion  price of $0.54 per share.
                        The Company anticipates that the amount outstanding at September 30, 2004 of $222,546, as well as any amounts loaned subsequent to September 30, 2004, will also be converted to common stock. Subsequent to September 30, 2004, ADP Management has received net cash repayments of approximately $367,000 and net increase of approximately
                        $516,000 related to a monthly management fee owed to ADP
                        Management and expenses incurred by ADP Management.  The
                        Company anticipates that these amounts may be converted into common stock at $0.54 per share.

                        During the year ended September 30, 2003, the Audit Committee of the board of directors approved a debt-restructuring package (the "Debt Restructuring") proposed by ADP Management, Mr. Derrick and Mr. Dalton. ADP Management is controlled by Messrs. Derrick and Dalton. By agreement dated April 2, 2003, the Company and ADP Management, Mr. Derrick and Mr. Dalton agreed to the following primary terms:

                          o Mr. Derrick and Mr. Dalton agreed to negotiate with significant creditors of the Company to restructure outstanding Company debt.

                          o The Company agreed to issue a total of 8,113,999 shares of common stock (the "Restructuring Shares") in the name of ADP Management for use and potential resale or transfer of the shares by ADP for the purpose of restructuring debt under this package. The Restructuring Shares were issued to ADP Management, Mr. Derrick and Mr. Dalton in consideration of their assumption of Company debt and the release of the Company of all liability for such debt by the creditors.

                          o The preferred method of restructuring the debt would be the conversion of the debt directly by the Company into shares of Common Stock, at prices negotiated on behalf of the Company by Mr. Derrick and Mr. Dalton. Pursuant to that arrangement, in October 2003 the Company issued 786,001 shares of Common Stock to certain creditors in exchange for cancellation of Company debt.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Related              o   ADP  Management  would also  convert  into  Common
     Party Line of            Stock  all  amounts  owing by the  Company  to it,
     Credit                   after all other creditors have either converted or
     Continued                consented to the assigned of their notes to ADP as
                              described above, for any Restructuring Shares remaining, if any.

                          o By issuing the Restructuring Shares to ADP, the Company would be compensating Mr. Derrick and Mr. Dalton for personal guarantees and assumptions of corporate debt and obligations.

                          o Mr. Derrick would assign certificates of deposit to the Company securing a line of credit with Zions Bank.

                        As a result of the Debt Restructuring and in exchange for receipt of the Restructuring Shares, ADP Management converted its line of credit with the Company and assumed Company obligations. ADP, in turn, transferred and sold 8,113,999 of the Restructuring Shares to third parties. In exchange for the Restructuring Shares, ADP
                        Management:

                          o Converted $2,373,961 of the ADP Management line of credit owed by the Company, including $27,346 of accrued interest on Company notes assumed by ADP Management.

                          o Took assignment of a subscription receivable of $338,300 due from MK Financial to the Company.

                          o Assumed a $600,000 note payable by the Company to Lintel, Inc., together with accrued interest of approximately $100,000. The Note and interest have since been paid in full.

                        As part of this conversion and exchange, during the year ended September 30, 2003, the Company recognized a non-cash expense of $845,628 based on the excess of the value of the stock issued over the debt relieved and subscription receivable recorded.

                        The total  debt  relief  provided  to the  Company  as a
                        result   of   Debt   Restructuring    transactions   was
                        approximately $3,873,961.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6. Notes Payable        Notes  payable  consisted of the  following at September
                        30, 2004:

Note payable to an individual with interest at 12% due
monthly.  The principal on the note is due at the earlier
of the Company obtaining equity funding of $2,000,000 or
March 31, 2005. The note is unsecured. Subsequent to
year-end this note was assumed by ADP Management.
ADP Management has settled this obligation by issuing
470,000 shares of common stock it owns.                          $      300,000

Convertible note payable to an individual with interest
at 12% due monthly.  The principal on the note is due at
the earlier of the Company obtaining equity funding of
$2,000,000 or March 30, 2004.  The note is convertible at
$1.50 per share which may be adjusted to reflect any
dividend, split or consolidation affect on the Company's
stock.  This note is unsecured. Subsequent to year-end
this note was converted into 175,000 shares of
SecureAlert preferred stock.                                            175,000

Notes payable to former SecureAlert shareholders, with
interest at 5%, payable in installments of $80,000 per
month until paid in full.  These notes are currently in
default.                                                                169,676

Note payable to a corporation with interest at 12% At
September 30,2004 the note had accrued interest of
$2,711.  The note is due June 30, 2005.  Subsequent to
year-end this note was paid in full.                                    124,500

Note payable to a related party with interest at 12%,
maturing on December 31, 2004 and unsecured. Subsequent
to year end this note has been paid In full.                             20,000
                                                             ------------------

                                                             $          789,176


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Redeemable         The Company has 217,185 common shares  outstanding  that
     Common             are  redeemable  at  the  option  of the  holder  with a
     Stock              redeemable value of $196,000. ADP Management has assumed
                        $96,000 of this  liability but as of yet the Company has
                        not been  released.  In  accordance  with SFAS No.  150,
                        Accounting  for  Certain   Financial   Instruments  with
                        Characteristics of both Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability.

8.   Convertible        During the year ended  September  30, 2004,  the Company
     Debentures         completed  an  offering  of  Series  B  10%  Convertible
                        Debentures and Series C 10% Convertible  Debentures.  In
                        connection  with this offering,  the Company also issued
                        980,406  shares of common  stock at $.54 per  share.  In
                        addition,  in connection with the offering,  the Company
                        issued  291,168  shares of common  stock as  origination
                        shares,  or as incentive to the investors.  Net proceeds
                        received  from the offering,  after paying  commissions,
                        legal   fees,   and   other   accrued    expenses   were
                        approximately  $1,522,000.   The  gross  amount  of  the
                        offering  of  $1,800,000   was  allocated   between  the
                        debentures   and  common   shares   issued  as  follows:
                        $1,270,584  allocated  to the  debentures  and  $529,416
                        allocated  to the  common  shares  issued.  The  291,168
                        origination  shares were valued at $157,231 based on the
                        fair market value of the common stock of $.54 per share.
                        Of the  $157,231  total  value of the  incentive  shares
                        issued,  $110,986,  or 205,530 shares,  was allocated to
                        the  debentures  and  recorded  as a  discount  and  the
                        remaining  $46,245,  or 85,638 shares,  was allocated to
                        the common shares  issued and netted  against the amount
                        recorded  for  the  issuance.   These  allocations  were
                        determined based on the percentage of gross proceeds allocated to the debentures (70.59%) and common stock issued (29.41%). The total discount recorded on the debentures at issuance consisted of the incentive shares noted above of $110,986 and additional offering costs of $105,939 for a total discount of $216,925. As of September 30, 2004, the balance of the debt discount was $137,173, thus resulting in a net balance of convertible debentures of $1,133,412 at September 30, 2004.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Convertible        The Debentures are convertible automatically into Common
     Debentures         Stock upon the closing of an equity or debt  offering by
     Continued          the Company with gross  proceeds of at least  $5,000,000
                        Qualified Offering at a conversion price equal to 80% of
                        the pre-money  valuation of the Common Stock immediately
                        prior  to  the  closing  of  the   qualified   Offering;
                        provided,   however,  that  the  gross  proceeds  raised
                        pursuant to this Offering may be counted toward, at the sole discretion of the Company, such Qualified Offering amount, solely for the purposes of determining such Qualified Offering amount. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months capitalized and due in February 2007; thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common
                        Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each Closing, subject to the conversion as indicated above.

9.   Preferred          The  Company  is  authorized  to issue up to  10,000,000
     Stock              shares of preferred  stock,$0.0001  par value per share.
                        The  Company's  Board of Directors  has the authority to
                        amend the Company's  Articles of Incorporation,  without
                        further   stockholder   approval,   to   designate   and
                        determine,   in  whole  or  in  part,  the  preferences,
                        limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

                        Series A 10 % Convertible Non-Voting Preferred Stock
                        The Company has designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred Stock ("Series A Preferred Stock"). As of September 30, 2004, there were 23,349 shares of Series A Preferred Stock outstanding.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Preferred          Dividends
     Stock              The  holders of the Series A  Preferred  Stock,  some of
     Continued          which are  controlled  by officer's and directors of the
                        Company, are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A
                        Preferred Stock (or $200 per share), payable in cash, additional shares of Series A Preferred Stock, or common shares at the discretion of the Board of Directors.
                        Dividends are fully cumulative and accrue from the date of original issuance to holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set. During the years ended September 30, 2004 and 2003, the Company recorded
                        $  525,800  and  $1,282,556  in  dividends  on  Series A
                        Preferred Stock.

                        Convertibility
                        Series A Preferred Stock is convertible at 370 shares of common stock for each share of Series A Preferred Stock. During the years ended September 30, 2004 and 2003, the Company recorded a total of approximately $0 and $1,090,000 respectively, related to the beneficial conversion feature of the Series A Preferred Stock. The beneficial conversion is recorded as an off-set to additional paid-in-capital because of the accumulated deficit and therefore has a net effect of $0 in equity.

                        During the year ended September 30, 2004, 7,097 shares of Series A Preferred Stock were converted into 2,633,403 shares of common stock. During the year ended September 30, 2003, 2,097 shares of Series A Preferred Stock were converted into 652,352 shares of common stock.

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


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Preferred          Optional Redemption
     Stock              The Company may, at its option,  redeem up to two-thirds
     Continued          of the total  number  of  shares  of Series A  Preferred
                        Stock. As of September 30, 2004, the redemption price is
                        133  percent  of  the  conversion   price  of  Series  A
                        Preferred Stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred Stock called for redemption by the Company. Through September 30, 2004, the Company has not exercised its option to redeem shares of Series A
                        Preferred Stock.

                        Issuances of Series A Preferred Stock
                        During the year ended September 30, 2004, the Company had recorded but not yet issued 2,629 shares of Series A Preferred Stock for payment of Series A accrued dividends. The Company converted 7,097 shares of Series A Preferred Stock into 2,633,403 shares of common stock.

                        During the year ended September 30, 2003, the Company issued 6,413 shares of Series A Preferred Stock as payment of Series A preferred stock dividends and converted 2,097 shares of Series A Preferred Stock into 652,352 shares of common stock.

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



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Preferred          Convertibility
     Stock              Each share of Series B Preferred Stock is convertible at
     Continued          any time into shares of common  stock at an initial rate
                        of $3.00 per share of common stock. Each share of Series
                        B Preferred Stock will automatically convert into shares
                        of common stock at the then effective conversion rate on
                        the  closing of a firm  commitment  underwritten  public
                        offering with an aggregate  public offering price of not
                        less  than   $20,000,000.   If,  with  certain   limited
                        exceptions,  the  Company  issues  any  shares of common
                        stock  or  securities   convertible  into  common  stock
                        without consideration or for a consideration per share less than the conversion rate in effect immediately prior to the issuance of those shares, the conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock so issued.

                        Antidilution Provision
                        The investors in our Series B preferred stock and MEW have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event the Company were to sell shares of common stock at a price below the original conversion price of $3.00 per share. The Company has issued shares and options to purchase shares to certain creditors to convert debt to equity at prices that are below the $3.00 conversion price. Certain holders of the Series B preferred stock, including MEW, have waived their right to receive the adjustment for such issuances through December 11, 2003, but there is no assurance that any holder of Series B preferred stock will waive those rights as to transactions subsequent to December 11, 2003. MEW's right expired in April 2004.

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



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Preferred          Optional Redemption
     Stock              The Company  may redeem the Series B Preferred  Stock at
     Continued          its option at any time. The  redemption  price will be a
                        minimum of 110 percent of the conversion price at the date of redemption.

10.  Common             Authorized Shares
     Stock              The  Company is  authorized  to issue up to  100,000,000
                        shares of common stock.

                        Common Stock Issuances
                        During the year ended September 30, 2004, the Company issued 7,478,206 shares of common stock. Of these shares, 689,229 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $372,184 in borrowings under the line of credit with ADP (see Note 5). Of the remaining 6,788,977 shares issued, 1,157,500 shares were issued for services, 2,633,403 shares were issued upon the conversion of 7,097 shares of Series A Preferred Stock, 1,271,573 issued for cash and offering costs of $591,638 22,427 shares were issued for debt and accrued interest of $33,640, and the remaining 740,741 were issued to ADP to reduce ADP line of credit (See Note 5).

                        During the year ended September 30, 2003, the Company issued 11,760,422 shares of common stock. Of these shares, 135,701 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $135,701 in borrowings under the line of credit with ADP (see Note 5). Of the remaining 11,624,721 shares issued, 517,256 shares were issued for services, 652,352 shares were issued upon the conversion of 2,097 shares of Series A Preferred Stock, 2,038,446 issued for cash of $1,258,700, 302,668 shares were issued for debt and accrued interest of $442,750, and the remaining 8,113,999 were issued to ADP (see Note
                        5).



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Options and        Stock Incentive Plan
     Warrants           The Company has adopted the 1997  Volu-Sol,  Inc.  Stock
                        Incentive  Plan  (the  "1997  Plan").  The 1997 Plan was
                        approved by action of Biomune,  the original stockholder
                        of the Company, in August 1997. Under the 1997 Plan, the
                        Company  may issue  stock  options,  stock  appreciation
                        rights, restricted stock awards, and other incentives to
                        employees,  officers  and  directors  of the Company and
                        award  nonqualified  stock  options and other  awards to
                        employees and certain  non-employees  who have important
                        relationships  with the  Company.  A total of  5,000,000
                        shares were initially available for grant under the 1997
                        Plan. As of September 30, 2004, 1,465,000 shares have been granted under the 1997 Plan.

                        On February 17, 2004 the Board of Directors approved the 2004 RemoteMDx, Inc. Stock incentive Plan ("2004 Plan"). The shareholders approved this plan on May 19, 2004. Under the 2004 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards and other incentives to employees, officers and directors. The 2004 Plan also provides for the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with the Company. A total of 6,000,000 shares are authorized for issuance pursuant to awards granted under the 2004 Plan. During fiscal year 2004 no grants, awards or incentives were awarded under this plan.

                        A summary of stock option and warrant activity, including stock options and warrants granted inside and outside the plans discussed above, for the years ended September 30, 2004 and 2003 is as follows:

                                           Number of
                                          Options and       Price Per
                                           Warrants           Share
                                        -----------------------------------

Outstanding at October 1, 2002                7,035,544   $    .54 to 7.00
    Granted                                     307,500        .54 to 3.00
    Expired or cancelled                              -                  -
    Exercised                                  (140,701)       .54 to 1.00
                                        -----------------------------------

Outstanding at September 30, 2003             7,202,343        .54 to 7.00
    Granted                                   2,085,000        .54 to 1.00
    Expired                                           -                  -
    Exercised                                (1,465,300)       .54 to 1.00
                                        -----------------------------------

Outstanding at September 30, 2004             7,822,043   $    .54 to 7.00
                                        -----------------------------------


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Options and        Stock Incentive Plan - Continued
     Warrants           The Company has adopted the  disclosure-only  provisions
     Continued          of Statement of Financial  Accounting  Standards  (SFAS)
                        No.  123,   Accounting  for  Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant.

                        The following table summarizes information about stock options and warrants outstanding at September 30, 2004:

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
   Exercise      Number        Life       Exercise      Number      Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$   .54 - 1.00    2,733,099    3.33      $        .65    2,733,099 $        .65
          3.00    3,988,944    3.07              3.00    3,988,944         3.00
   5.00 - 7.00    1,100,000    1.63              6.00    1,100,000         6.00
--------------------------------------------------------------------------------

$   .54 - 7.00    7,822,043    2.93      $       2.77    7,822,043 $       2.77
--------------------------------------------------------------------------------

                        As of September 30, 2004, all outstanding options and warrants are exercisable.

                        During the year ended September 30, 2004, the Company issued 2,085,000 common stock options as follows:
                        225,000 to employees, 300,000 to consultants, 60,000 to the Board of Directors, 1,000,000 to related parties
                        (ADP), and 500,000 to related parties (ADP). The exercise price was $0.54, $1.00, $0.54, $0.54 and $0.75 respectively.

                        During the year ended September 30, 2003 the Company issued 307,500 options to purchase the Company's common stock as follows: 25,000 to employees with an average exercise price of $1.00 and 282,500 to consultants at a weighted average exercise price of $1.73 per share. The Company recognized approximately $2,236,072 of expense related to these issuances.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Distribution       On  December  31,  2002  the  Company  entered  into  an
     of Net Asset       agreement in which the Company  modified its approach to
     for Stock          its consumer electronics  business component.  Under its
     Repurchase         modified   approach,   the  Company   sold  a  right  of
                        distribution of consumer electronic products it holds under an agreement with Philips and MemCorp and certain related assets to SecureAlert Entertainment, LLC, (SAE) an entity controlled by the former shareholders of SecureAlert, Inc. In exchange for this right and assets, SAE assumed the following liabilities and surrendered
                        401,952 shares of the Company's common stock as follows:

Accounts payable and accrued liabilities assumed by SAE          $    488,410
Bank line-of-credit assumed by SAE                                    300,000
Purchase obligation to former SecureAlert shareholders assumed
  by SAE                                                              400,000
Common stock (401,952 shares) surrendered by SAE shareholders              40
Accounts receivable purchased by SAE                                 (370,501)
Inventory purchased by SAE                                           (539,706)
Property and equipment, net of $80,331 accumulated depreciation
  purchased by SAE                                                   (183,484)
                                                                --------------

                                                                 $     94,759
                                                                --------------

                        The value of the net liabilities relieved of $94,759 was recognized as a gain on the repurchase of the stock as an increase to additional paid in capital.

                        As part of this transaction, the Company acts as an agent in selling products to SAE but has recognized all sales relating to consumer electronic products beginning January 1, 2003, on a net basis as the Company does not act as a principal in the purchase transactions with the suppliers of consumer electronic products. The agreement with SAE expired on December 31, 2003.

13.  Related            The Company has entered into certain  transactions  with
     Party              related parties.  These  transactions  consist mainly of
     Transactions       financing transactions and consulting arrangements.

                        Related Party Advances Payable
                        As of September 30, 2004 the Company owed $222,546 on the ADP line of credit (see Note 5). Outstanding amounts on the line of credit accrue at 5% and are due on demand.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Related            Financing Transactions
     Party              During the year ended  September  30, 2003,  the Company
     Transactions       restructured  a substantial  portion of its debt through
     Continued          the ADP line of credit.  This  transaction  included ADP
                        assuming and converting  various debt  instruments  (See
                        Note 5).

                        During the year ended September 30, 2004, ADP converted $400,000 of its debt into 740,741 shares of common stock. This is a conversion rate of $0.54 per share. Also, during the year ADP was granted 1,000,000 warrants to purchase common stock at $0.54 per share and 500,000 warrants to purchase common stock at $0.75 per share.

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

                        During the year ended September 30, 2004 and 2003, under the consulting and line-of-credit arrangements described above, the Company recorded compensation expenses of $817,583 and $2,181,822 respectively.

                        Personal Guarantees
                        As of September 30, 2003, the Company has entered into approximately $745,759 of promissory notes which are personally guaranteed by Derrick and Dalton and are in some cases collateralized by shares of the Company's common stock held by them (see Note 8).


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Related Party      License Agreement
     Transactions       During the year ended  September  30, 2003,  the Company
     Continued          entered  into  a  License   Agreement  with   Matsushita
                        Electric Works,  Ltd., a Japanese  corporation  ("MEW").
                        Under the License  Agreement,  the Company granted MEW a
                        nontransferable,   worldwide,  exclusive  license  under
                        certain of the  Company's  patents to use,  manufacture,
                        have  manufactured,  market,  distribute  and  sell  the
                        Company's   one-button   emergency   wireless  telephone
                        device,  with and without global  positioning  satellite
                        technology, under the terms of the License Agreement. In
                        connection  with the new strategic  alliance  created by
                        the execution of the License Agreement, MEW also made an
                        equity   investment   in  the  Company.   MEW  purchased
                        1,000,000 shares of Series B Preferred Stock at a price of $3.00 per share. In conjunction with the sale of the Series B Preferred Stock, and as an indication of the parties' mutual interest in a long-term relationship, the Company also granted MEW a warrant to purchase
                        1,000,000 shares of common stock at a price of $3.00 per share. During the fiscal year ended September 30, 2004 and 2003, the Company paid MEW $292,796 and $384,625 for GPS products and related services.

14.  Income             For the years ended  September  30,  2004 and 2003,  the
     Taxes              Company incurred net operating losses of approximately $
                        5,051,000 and  $5,524,000  for income tax purposes.  The
                        amount of and ultimate  realization of the benefits from
                        the net operating losses is dependent, in part, upon the
                        tax laws in effect,  the Company's future earnings,  and
                        other  future  events,  the  effects of which  cannot be
                        determined.  The  Company  has  established  a valuation
                        allowance for all deferred  income tax assets not offset
                        by   deferred   income  tax   liabilities   due  to  the
                        uncertainty of their realization.  Accordingly, there is
                        no  benefit  for  income   taxes  in  the   accompanying
                        consolidated statements of operations.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Income             At  September  30, 2004,  the Company has net  operating
     Taxes              loss  carryforwards  available to offset future  taxable
     Continued          income of approximately  $11,000,000 which will begin to
                        expire in 2018.  The  utilization  of the net  operating
                        loss  carryforwards  is  dependent  upon the tax laws in
                        effect at the time the net operating loss  carryforwards
                        can be  utilized.  The Internal  Revenue  Code  contains
                        provisions   that  likely  could  reduce  or  limit  the
                        availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. Due to the frequency of equity transactions within the Company, the use of net operating loss carry forwards will be limited. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

                        Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at September 30, 2004:


Net operating loss carryforwards                          $       3,999,000
Depreciation and reserves                                         3,178,000
Deferred consulting from stock options                            6,607,000
Accruals and reserves                                                20,000
Valuation allowance                                             (13,804,000)
                                                          ------------------

                                                          $               -
                                                          ------------------




--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Income             Reconciliations  between the benefit for income taxes at
     Taxes              the federal  statutory income tax rate and the Company's
     Continued          benefit for income  taxes for the years ended  September
                        30, 2004 and 2003 are as follows:

                                                  2004             2003
                                            ----------------------------------

Federal income tax benefit at
  statutory rate                             $      2,180,000  $    2,670,000
State income tax benefit, net of
  federal income tax effect                           321,000         259,000
Beneficial conversion features and
  preferred stock warrants
  associated with borrowings under
  a related-party line of credit                            -               -
Conversion inducement for Series A
  convertible debenture                                     -               -
Stock valuation for services
Stock warrants and options for
  services                                                  -               -
Other                                                  30,000          30,000
Change in valuation allowance                      (2,531,000)     (2,959,000)
                                            ----------------------------------

Benefit for income taxes                     $              -  $            -
                                            ----------------------------------

15.  Commitment         Legal  Matters  On  November  15,  2002,  Oakwood  Homes
     and                Corporation and certain of its affiliates  (collectively
     Contingencies      "OHC")  commenced a voluntary  case under  Chapter 11 of
                        Title 11,  United  States  Code,  in the  United  States
                        Bankruptcy Court for the District of Delaware,  Case No.
                        02-13396 (the  "Bankruptcy  Action").  On March 3, 2004,
                        the  Bankruptcy  Court entered an order  confirming  the
                        Second Amended Joint Consolidated Plan of Reorganization
                        of Oakwood Homes Corporation and its Affiliated  Debtors
                        and  Debtors-In   Possession  ("the  Plan").   The  Plan
                        provides  for  the  creation  of  a  liquidating   trust
                        pursuant to a liquidation  trust agreement.  On or about
                        April 15,  2004,  OHC and the  Trustee  created  the OHC
                        Liquidation Trust (the "Trust") and vested it with the right to prosecute and settle avoidance actions on behalf of the holders of the beneficial interests in the Trust. The Trust has commenced two adversary proceedings in the Bankruptcy Action that pertain to the Company.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Commitment         Legal Matters - Continued
     and                One of these adversary  actions is against  SecureAlert,
     Contingencies      Inc., a wholly-owed  subsidiary of the Company,  and the
     Continued          other     adversary      action     is     against     a
                        predecessor-in-interest     to     SecureAlert,     Inc.
                        (collectively "SecureAlert"). In these actions the Trust claims that OHC made preferential payments totaling approximately $609,000 during the 90 days preceding the commencement of the Bankruptcy Action. The Trust seeks a judgment against SecureAlert for recovery and avoidance of these payments. SecureAlert is vigorously defending against these claims on the basis, among other defenses, that the payments are protected from recovery and avoidance under (i) Section 547(c)(2) of the Bankruptcy
                        Code because such transfers were made in the ordinary course of business, (ii) Section 547(c)(4) of the Bankruptcy Code because SecureAlert gave new value, thereby preventing recovery of all or some of such transfers, and (iii) Section 547(c)(1) of the Bankruptcy
                        Code because SecureAlert gave contemporaneous new value, thereby preventing recovery of all or some of such transfers.

                        SecureAlert is party to litigation incidental to its distribution business. However, we do not believe the potential liability, if any, of SecureAlert or the costs incurred in connection with those matters will be material.

                        Lease Obligations
                        The Company leases a facility under a noncancellable operating lease that expires in November 2005. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2004 are approximately as follows:


                        Year Ending September 30:              Amount
                        -------------------------         ------------------

                               2004                       $          66,000
                               2005                                  88,700
                                                          ------------------

                                                          $         154,700
                                                          ------------------

                        Rent expense related to this non-cancelable operating lease was approximately $75,000 and $69,000 for the years ended September 30, 2004 and 2003, respectively.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Commitment         Lease Obligations - Continued
     and                Subsequent to September 30, 2004,  the Company  signed a
     Contingencies      lease to expand its operations. The lease is $11,100 per
     Continued          month. The lease expires November 2008.

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

                        Cellular Access Agreement
                        In October 2001, the Company entered into an agreement with a vendor for cellular switching access. Under the agreement, the vendor will provide a software interface and a dedicated circuit for the Company's MobilePal network. The cost to the Company during the years ended September 30, 2004 and 2003 was approximately $140,200 and $115,000 respectively. During the year ended September 30, 2004, the Company cancelled its agreement with the prior cellular organization and entered into an agreement with a new cellular company that requires minimum monthly lease payments of $3,750. This agreement expires October 14, 2007.



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Commitment         Purchase and Royalty Agreement
     and                On July 1, 2001,  the Company  entered into an agreement
     Contingencies      with Philips,  a manufacturer  of consumer  electronics.
     Continued          Under the  agreement,  the  Company has  committed  to a
                        minimum amount of purchases.  This agreement  expires on
                        June  30,  2006,  provided  however,  that  Philips  can
                        terminate the agreement if the Company fails to maintain
                        cumulative  purchase  volumes of $5,750,000,  $8,250,000
                        and $11,250,000 in years ending June 2004 through 2006, respectively. If purchase volumes are not maintained the distribution right of the Company may be terminated.
                        During the year ended September 30, 2004 the Company believes the purchase obligation was fulfilled through SecureAlert Entertainment (SAE), a Company owned by former officers of SecureAlert, Inc. SAE is maintaining the purchase volume and a 4.5 percent royalty to Phillips on certain products sold.

16.  Segment            The  Company is  organized  into two  business  segments
     Information        based primarily on the nature of the Company's products.
                        The  Company's   Reagents  segment  is  engaged  in  the
                        business  of   manufacturing   and   marketing   medical
                        diagnostic  stains,  solutions and related  equipment to
                        hospitals  and  medical   testing  labs.  The  Company's
                        SecureAlert  segment  is  engaged  in  the  business  of
                        developing,  distributing and marketing mobile emergency
                        and  personal   security  systems  to  distributors  and
                        consumers,   and   distributing   consumer   electronics
                        products  to  the   manufactured   home  market.   Other
                        (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

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



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Segment            The   following   table   reflects   certain   financial
     Information        information relating to each reportable segment for each
     Continued          of the years ended September 30, 2004 and 2003.

                                                    2004             2003
                                            ----------------------------------
 Net sales:
     SecureAlert
        Mobile emergency and personal
          security systems                   $        556,338  $      217,031

     Reagents                                         561,182         551,780
                                            ----------------------------------

                                             $      1,117,520  $      768,811
                                            ----------------------------------

Operating income (loss):
     SecureAlert                             $     (2,812,314) $   (3,860,321)
     Reagents                                          84,893          50,084
     Other (unallocated)                           (3,778,805)     (3,872,096)
                                            ----------------------------------

                                             $     (6,506,226) $   (7,682,333)
                                            ----------------------------------
Depreciation and amortization:
     SecureAlert                             $        140,000  $      214,405
     Reagents                                           1,149           2,767
     Other (unallocated)                               15,454           8,288
                                            ----------------------------------

                                             $        156,603  $      225,460
                                            ----------------------------------

Capital expenditures:
     SecureAlert                             $          2,229  $            -
     Reagents                                         100,511               -
     Other (unallocated)                                                2,345
                                            ----------------------------------

                                             $        102,740  $        2,345
                                            ----------------------------------

Interest income:
     SecureAlert                             $              -  $            -
     Reagents                                                              22
     Other (unallocated)                                7,077           1,077
                                            ----------------------------------

                                             $          7,077  $        1,099
                                            ----------------------------------





--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Segment
     Information
     Continued                                       2004            2003
                                            ----------------------------------
Interest expense:
     SecureAlert                             $          8,077  $       65,088
     Reagents                                               -             621
     Other (unallocated)                              809,502         773,822
                                            ----------------------------------

                                             $        817,579  $      839,531
                                            ----------------------------------
Identifiable assets:
     SecureAlert                             $        309,587
     Reagents                                         134,198
     Other (unallocated)                              265,019
                                            ----------------------------------

                                             $        708,804
                                            ----------------------------------

17.  Subsequent         SecureAlert,   Inc.   Preferred  Shares   Subsequent  to
     Events             September  30,  2004,  and pursuant to Board of Director
                        approval,   the   Company   amended   the   articles  of
                        incorporation    of   its    wholly-owned    subsidiary,
                        SecureAlert,  Inc.,  to  establish  3,500,000  shares of
                        preferred  stock  designated  as  Series  A  Convertible
                        Redeemable  Non-Voting  Preferred  Stock. The holders of
                        shares of Series A Preferred  Stock shall be entitled to
                        receive quarterly  dividends out of any of SecureAlert's
                        assets  legally  available   therefore,   prior  and  in
                        preference to any declaration or payment of any dividend
                        on the  common  stock of  SecureAlert's,  at the rate of
                        $1.50  per  day  times  the  number  of  the   Company's
                        TrackerPAL contracts calculated in days during the quarter. For example, if there was an average of 10,000
                        TrackerPAL contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X
                        10,000 contracts) or $.385/Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert's averages less than $4.50. Dividends will be paid in cash to holders of record of shares of Series A Preferred Stock as they appear on the records of the Company on such record dates not less than ten (10) days nor more than sixty
                        (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert's. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc.
                        Subsequent  to September  30, 2004,  SecureAlert's  sold
                        2,705,000 of these shares for $2,705,000.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Subsequent         Subsequent  to  September  30,  2004,  the  Company  has
     Events             entered into several debt obligations:
     Continued
                          a) The Board of Directors authorized the Company to raise $1.5 million in debt financing. The terms under this financing are 18% interest on a three-year note with the Company pre-paying the interest with common stock. Subsequent to September 30, 2004, the Company has raised $500,000, under these terms.

                          b) The Company borrowed $245,000 from an entity controlled by an employee of the Company in April 2005. The terms are 17% interest, a loan origination fee of $10,000, and the loan will be paid back over 7 months. The first four months is interest only and the last three months is interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents, a wholly-owned subsidiary of RemoteMDx, Inc.

                          c) The Company borrowed $250,000 from a company with an 8% interest rate payable by February 25, 2005. As additional consideration, the Company agreed to re-price 571,428 options from $3.00 per share to $1.00 per share with an expiration date of December 10, 2009. Subsequent to September 30, 2004, this note was converted into 600,000 shares of common stock.

                          d) The Company has borrowed $100,000 from two individuals. The interest associated with this loan includes an expense for the issuance of 200,000 warrants to each lender for total interest expense of $133,399. This amount was assumed by ADP Management and has since been settled by ADP Management for 111,600 shares of common shares to each lender. The warrants have an exercise price of $1.00 per share and expire 5 years from the date of issuance.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Subsequent           e)    The  Company  has   borrowed   $50,000  from  an
     Events                     individual  at an  interest  rate  of 6% with an
     Continued                  option to convert the loan into common shares at
                                a price equal to $0.54 per share. The note is due April 25, 2005. In addition, the Company agreed to repurchase 250,000 of common shares already owned by the lender for $100,000 between April 15, 2005 and April 25, 2005. Subsequently,
                                ADP Management has assumed this liability, but as of yet the Company has not been fully released

                          f) The Company has borrowed $100,000 from an individual at an interest rate of 6% with an option to convert the loan into common shares at a price equal to $0.54 per share. The note is due April 25, 2005. Subsequently, ADP Management has assumed this liability, but as of yet the Company has not been fully released.




--------------------------------------------------------------------------------
                                                                            F-45

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related to the failure to properly disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-KSB. In addition, we have not created a "Disclosure Controls Committee" to monitor and follow up on our processes to assure disclosures are complete and accurate; however, we intend to have such a committee in place by October 1, 2005. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Based on the matters identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Audit Committee.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-KSB for the fiscal year ending on September 30, 2006. We will dedicate a significant amount of our resources, including management time and effort, in connection with our Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

Item 8B.  Other Information

None
                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our executive officers and directors and their ages as at September 30, 2004:

      Name              Age         Position

David G. Derrick        52      Chief Executive Officer and Chairman (Director)
James J. Dalton         61      President and Vice Chairman (Director)
Michael G. Acton        41      Chief Financial Officer, Secretary-Treasurer
Peter McCall            47      Director
Robert E. Childers      60      Director

David Derrick - CEO and Chairman

Mr. Derrick has been our CEO and Chairman since February 2001. Previously he served as CEO and Chairman of the Board of Directors of Biomune Systems Inc. between 1989 and 1998. Biomune was a biotechnology company and was the former parent corporation of RemoteMDx, Inc. From 1996 to 1999, Derrick was Chairman of the Board of Directors of Purizer Corporation; during 2000 he served as a director of Purizer Corporation. From 1979 to 1982, Derrick was a faculty member at the University of Utah College of Business. Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics in 1975 and a Masters in Business Administration degree with an emphasis in Finance in 1976. Mr. Derrick has been a principal financier and driving force in many new businesses. During the early 1980's he helped create the community of Deer Valley, an exclusive ski resort outside of Park City, Utah. In 1985 he founded and funded a company that pioneered the Smart Home concept - the computerized home. The company is known as Vantage Systems and is today a leader in this field.

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

Bruce G. Derrick - Chief Technology Officer

Mr. Derrick has extensive experience in management of custom solutions development and customer management in the wireless telcom marketplace. From 2001 to 2004 was a senior product development manager for WatchMark Corporation. WatchMark collects cellular network performance data for quality assurance and capacity planning. From 1997 to 2001 Mr. Derrick was responsible for forming and managing the Professional Services team for Marconi's MSI division. From 1996 to 1997 Mr. Derrick provided technical project management of application scalability testing and quality control at Boeing and Western Wireless. From 1989 to 1996 Mr. Derrick built and managed the Corporate Computer and Network Operations department for Avaya's Mosaix division. From 1983 to 1989 he served as Senior Programmer in applied research at the University of Utah's Department of Medical Informatics where he developed and implemented medical informatics and physiological monitoring services for ICU care. He also participated in development of IEEE standards for automated physiological monitoring for Nasa's Space Station program. Mr. Derrick holds a Bachelor's Degree in Computer Science from the University of Utah. Bruce Derrick is the brother of David Derrick, the Chairman and CEO of the Company.

Peter McCall - Director

Mr. McCall joined our board of directors in July 2001. Mr. McCall began his career in the mortgage finance business in 1982. As a Vice President of GE Mortgage Securities he oversaw the first mortgage securities transactions between GE Capital Corporation and Salomon Brothers. For fifteen years Mr. McCall structured and sold both mortgage and asset backed security transactions. In 1997 Mr. McCall founded McCall Partners LLC. McCall Partners is an investment vehicle for listed and non-listed equity securities. Mr. McCall is also a member of the Board of Directors of Premium Power Corporation of North Andover, MA. Mr. McCall is a member of the Audit Committee and the Compensation Committee of the board of directors.

Robert Childers - Director

Mr. Childers joined our board in July 2001. Since 1977, he has served as the Chief Executive Officer of Structures Resources Inc., a firm which he founded in 1972, and has more than 30 years of business experience in construction and real estate development. Mr. Childers has served or is currently serving as General Partner in 16 Public Limited Partnerships in the Middle Atlantic States. Partners include First Union Bank and Fannie Mae. Structures Resources has successfully completed over 300 projects (offices, hotels, apartments, and shopping centers) from New York to North Carolina. Recently Mr. Childers has been a partner for various projects in Baltimore and Philadelphia. He is a co-founder of Life Science Group, a boutique biotech investment-banking firm. Mr. Childers was also the founding President of Associated Building Contractors for the State of West Virginia and served as a director of The Twentieth Street Bank until its merger with City Holding Bank. He is a former naval officer serving in Atlantic fleet submarines. Mr. Childers is a member of the Audit Committee and Compensation Committee of the board of directors.

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

Meetings and Committees

The board of directors met three times during fiscal year 2004. No director attended fewer than 75% of the meetings during the fiscal year. The board also acted four times during fiscal year 2004 by unanimous written consent in lieu of a meeting, as permitted by Utah law and our bylaws. The board has no formal

Nominating Committee. The board has an Audit Committee, currently comprised of Mr. McCall and Mr. Childers. The Audit Committee held no separate meetings in fiscal year 2004.

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

Compensation Committee

Bob Childers, a director of the Company, is serving as the head of the Company's compensation committee.

Remuneration

Non-employee directors are entitled to receive $1,500 per month and receive a grant of an option to acquire 30,000 shares of common stock for each completed year of service on the board. We also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the shareholders. No options have been granted or compensation paid under this arrangement for director services in fiscal year 2004 as of the date of this report. Effective October 1, 2004, the outside directors of the Company are entitled to receive $5,000 per month as compensation for services rendered.

Item 10.  Executive Compensation

The following table sets forth the compensation paid in each of the past three fiscal years to all individuals serving as our chief executive officer during the year ended September 30, 2004 as well as our four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the year ended September 30, 2004, whose total annual salary and bonus for the year then ended exceeded $100,000 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                        Annual Compensation                Long Term
                                                                                                         Compensation
                                                                                                            Awards

                                                                                                        Securities
                                                                                                        Underlying       All other
                    Name and                       Fiscal                            Other Annual      Options/SARs    compensation
               Principal Position                   Year    Salary ($)  Bonus ($)  Compensation ($)        (#)             ($)
-------------------------------------------------- -------- ----------- ---------- ----------------- ----------------- -------------

   David G. Derrick, Chief Executive Officer         2002       $120,000    $     0    $180,000        292,500/0         $   0
      Chairman of the Board of Directors (1)         2003       $120,000    $     0    $ 53,910        845,628/0         $   0
                                                     2004       $120,000    $     0    $      0           0/0            $   0

   James J. Dalton                                   2002       $120,000    $     0    $      0        292,500/0         $   0
      President and Vice Chairman (2)                2003       $120,000    $     0    $      0           0/0            $   0
                                                     2004                   $     0    $      0           0/0            $   0


   Michael G. Acton, Chief Financial Officer (3)     2002       $ 62,180    $28,750    $      0        46,000/0          $   0
                                                     2003       $100,000    $25,000    $  4,092           0/0            $   0
                                                     2004       $100,000    $25,000    $      0           0/0            $   0


         (1) Mr. Derrick became Chief Executive Officer in February 2001. Amounts reported in the table do not include amounts recorded by the Company under applicable accounting principles for non-cash compensation paid to ADP Management, a company controlled by Mr. Derrick, in connection with financing transactions that were entered into by the Company and ADP Management during the years 2002, 2003 or 2004. Salary was accrued and included in amounts owed to ADP Management under various financing agreements. Outstanding amounts owed ADP Management under all such agreements were converted to common stock in June 2003. Mr. Derrick is the principal owner and control person of ADP Management. See "Certain Relationships and Related Party Transactions."

         (2) During 2002, 2003 and 2004, Mr. Dalton was paid $120,000 a year under a consulting agreement. Mr. Dalton's annual salary as President is $120,000. The consulting fees and salary owed to Dalton have historically been accrued as part of the ADP Management financing arrangements. Outstanding amounts were converted to common stock as of June 2003. Other amounts have been paid or accrued during 2004. See "Certain Relationships and Related Transactions."

         (3)  Mr. Acton has served as an executive officer since March 2001.

Employment Agreements

We have no employment agreements with any executive officers at this time.

Stock Option Grants in Fiscal Year 2004

During fiscal year 2004, the Company granted 500,000 warrants to ADP Management at $0.75 per share and 1,000,000 warrants at $0.54 per share. The Company also granted to Mr. Acton 100,000 warrants at $0.54 per share. All of these warrants are five-year warrants and expire in 2009.

Stock Options Outstanding and Options Exercised in Fiscal Year 2004

The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers, as of September 30, 2004. We have not granted any stock appreciation rights ("SAR's").

                                                                   Number of Securities      Value of Unexercised In-
                                                                        Underlying               the-Money Options/
                                                                   Unexercisable Options At    SARs At 9/30/2004 ($)
                         Shares Acquired       Value Realized      9/30/2004 Exercisable/          Exercisable/
      Name               on Exercise                ($)              Unexercisable (1)             Unexercisable
--------------------    --------------------------------------    ----------------------------------------------------
David G. Derrick (2)             -                                     1,636,155/00                         -
Michael G. Acton                 -                     -                 246,894/00                         -
James J. Dalton                  -                     -               1,636,155/00




         (1) Value is based on the fair market value of our common stock on September 30, 2004, estimated to be $0.54 per share. Values indicated reflect the difference between the exercise price of the unexercised options and the market value of shares of common stock on September 30, 2004.

         (2) Options granted to ADP Management in connection with a financing arrangement. The exercise price of 1,136,155 options is $.54 per share. The exercise price of 500,000 options is $0.75 per share. See "Certain Relationships and Related Transactions."

Stock Plans

The 1997 Volu-Sol, Inc. Stock Incentive Plan

Immediately prior to the spin-off in August 1997, the Company adopted the 1997 Volu-Sol, Inc. Stock Incentive Plan ("1997 Plan"). The 1997 Plan was approved by our board of directors and by action of Biomune, then our sole shareholder. Under the 1997 Plan, we may issue stock options, stock appreciation rights, restricted stock awards, and other incentives to our employees, officers and directors.

The 1997 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 5,000,000 shares are authorized for issuance pursuant to awards granted under the 1997 Plan. During fiscal year 2004, 25,000 options were granted to purchase common stock under the 1997 Plan and no options were exercised. As of September 30, 2004, options for the purchase of 1,465,000 shares of common stock were outstanding and exercisable under the 1997 Plan.

The 2004 RemoteMDx, Inc. Stock Incentive Plan

On February 17, 2004 the Board of Directors approved the 2004 RemoteMDx, Inc Stock Incentive Plan ("2004 Plan"). The shareholders approved this plan on May 19, 2004. Under the 2004 Plan, the Company may issue stock options, stock appreciation right, restricted stock awards and other incentives to our employees, officers and directors. The 2004 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 6,000,000 shares are authorized for issuance pursuant to awards granted under the 2004 Plan. During fiscal year 2004 no grants, awards or incentives were awarded under this plan.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

This Item 11 sets forth information known to us with respect to the beneficial ownership of our common stock as of May 1, 2005. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options, warrants, or convertible securities held by that person that are currently exercisable or will become exercisable within 60 days after May 1, 2005, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth information for any person (including any "group") who is known to us to be the beneficial owner of more than 5% of our common stock.

  Title of Class           Name and Address of Beneficial Owner (1)              Amount Owned       Percent of Class

      Common                         David G. Derrick (2)                         7,547,902              17.3%

      Common                           James Dalton (3)                           7,130,294              16.4%

      Common                          J. Lee Barton (4)
                                      196 No. Forest Ave.
                                      Hartwell, GA 30643                          2,392,981               5.7%

      Common                        ADP Management Corp.(5)                       6,428,177              14.8%

------------------

         (1) Unless otherwise indicated, the business address of the shareholder is the address of the Company, 5095 W. 2100 S., Salt Lake City, Utah 84120.

         (2) Includes shares owned of record as follows: 3,783,772 shares held of record by ADP Management, 665,672 shares owned of record by Mr. Derrick, 1,008,250 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, 20,720 shares issuable upon conversion of Series A preferred stock owned of record by MK Financial, 33,333 shares issuable upon conversion of Series B preferred stock owned of record by Mr. Derrick. Also includes 400,000 shares owned by Purizer Corporation of which Mr. Derrick owns approximately 90%. Mr. Derrick is the secretary and treasurer of ADP Management and the managing member of MK Financial. Also includes 1,636,155 shares issuable upon exercise of stock options held by ADP Management.

         (3) Includes shares owned of record as follows: 3,783,772 shares held of record by ADP Management (by agreement with Mr. Derrick, Mr. Dalton shares control and beneficial ownership of the shares owned of record by ADP Management), 460,137 shares owned of record by Mr. Dalton, 241,980 shares issuable upon conversion of Series A preferred stock owned of record by Mr. Dalton, 1,008,250 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, and 1,636,155 shares issuable upon exercise of stock options held by ADP Management.

         (4) Includes 1,420,667 shares owned directly by Mr. Barton, 772,313 shares owned of record by Lintel, Inc., an entity owned and controlled by Mr. Barton, and 200,001 shares issuable upon conversion of 200,001 shares of Series B preferred stock owned of record by Lintel, Inc.

         (5) Includes 3,783,772 shares owned of record and 1,008,250 shares issuable upon conversion of Series A preferred stock. Includes 1,636,155 options.

Security Ownership of Management

We have two classes of voting equity securities, the common stock and the Series B preferred stock. In addition, we have a class of nonvoting preferred stock that is convertible into common stock. The following table sets forth information as of May 1, 2005, as to the voting securities beneficially owned by all directors and nominees named therein, each of the named executive officers, and directors and executive officers as a group.

                                           Name and
  Title of Class                  Address of Beneficial Owner                    Amount Owned       Percent of Class

Common             David G. Derrick (1)                                           7,547,902              17.3%
                   James Dalton (2)                                               7,130,294              16.4%
                   Michael G. Acton (4)                                             337,401                 *
                   Peter McCall (5)                                                 939,980               2.2%
                   Robert Childers (6)                                              555,294               1.3%
                   Officers and Directors as a Group (6 persons) (7)             10,082,694              22.8%

----------------

         (1) Derrick's beneficial ownership of these shares is summarized in note (2) above.

         (2) Dalton's beneficial ownership of these shares is summarized in note (3) above.

         (3)  ADP's beneficial ownership of these shares is summarized in note
              (5) above.

         (4) Mr. Acton is the Chief Financial Officer of the Company. Includes 246,894 shares issuable under options granted to Mr. Acton, 45,507 shares owned of record by Mr. Acton, and 45,000 shares issuable upon conversion of Series B preferred stock owned by Mr. Acton.

         (5) Mr. McCall is a director. Includes (a) 250,000 shares of common stock owned of record by Mr. McCall, 300,000 shares issuable upon exercise of stock options held by Mr. McCall, and 389,980 shares issuable upon conversion of shares of Series A preferred stock owned by Mr. McCall.

         (6) Mr. Childers is a director. Includes (a) 50,000 shares of common stock owned of record by the Robert E. Childers Living Trust, (b) 130,000 shares issuable upon exercise of stock options held by Mr. Childers, (c) 219,780 shares issuable upon conversion of Series A preferred stock, and (d) 155,514 shares held directly by Mr. Childers.

         (7)  Duplicate entries eliminated.

                  *Less than 1% ownership percentage.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of the September 30, 2004, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

         o    All compensation plans previously approved by security holders;
              and

         o All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

                                          Number of securities to       Weighted average
                                          be issued upon exercise      exercise price of        Number of securities
                                          of outstanding options,     outstanding options,    remaining available for
             Plan category                  warrants and rights       warrants and rights         future issuance
Equity compensation plans approved by
security holders                                 1,465,000                   $2.81                   3,535,000

Equity compensation plans not approved
by security holders                              6,357,043                   $2.42                      N/A

Total                                            7,822,043                   $2.48                  3,535,000


Item 12.  Certain Relationships and Related Transactions

The following discussion summarizes transactions during the last two fiscal years between the Company and related parties.

Debt Restructuring Agreement

During the year ended September 30, 2003, the board of directors of the Company approved a debt-restructuring package (the "Debt Restructuring") proposed by ADP Management, Mr. Derrick and Mr. Dalton. ADP Management is controlled by Messrs. Derrick and Dalton, both of whom are directors and executive officers of the Company. By agreement dated April 2, 2003, the Company and ADP Management, Mr. Derrick and Mr. Dalton agreed to the following primary terms:

         o Mr. Derrick and Mr. Dalton agreed to negotiate with significant creditors of the Company to restructure outstanding Company debt.

         o In October of 2003 the Company issued a total of 8,113,999 shares of common stock (the "Restructuring Shares") in the name of ADP Management for use and potential resale or transfer of the shares by ADP for the purpose of restructuring Company debt. The Restructuring Shares were issued to ADP Management, in consideration of the assumption by ADP, Mr. Derrick, and Mr. Dalton of Company debt and the eventual release of the Company of all liability for such debt by the creditors.

         o Certain Company debt would be converted directly by the Company into shares of Common Stock, at prices negotiated on behalf of the Company by Mr. Derrick and Mr. Dalton. Pursuant to that arrangement, in October 2003 the Company issued 786,001 shares of Common Stock to certain creditors in exchange for cancellation of Company debt.

         o ADP Management would also convert all amounts owing by the Company to it (after all other Company creditors have either converted or consented to the assignment of their notes to ADP as described above) into whatever number of the Restructuring Shares were not resold or transferred by ADP.

         o By issuing the Restructuring Shares to ADP, we would be compensating Mr. Derrick and Mr. Dalton for personal guarantees and assumptions of corporate debt and obligations.

         o Mr. Derrick would assign certificates of deposit to the Company to secure a Company line of credit with Zions Bank.

Under the Debt Restructuring program, the following steps have been taken during the two years prior to the date of filing this Report:

         o ADP Management assumed or converted to Company Common Stock an aggregate of $4,331,621 of Company liabilities. The Company was fully released from these obligations.

         o ADP Management assumed $736,000 of contingent liabilities of the Company, agreeing to discharge any Company obligations to redeem certain outstanding shares of redeemable Company Common Stock. The Company was fully released from these obligations.

         o ADP Management assumed an additional $700,000 of Company obligations for which the creditor, at the time, would not release the Company. However, during the year ended September 30, 2004, the creditor released the Company from this liability.

         o Through April 2005, as a result of the Debt Restructuring and in exchange for receipt of the Restructuring Shares, ADP Management has transferred and sold 8,113,999 of the Restructuring Shares to third parties.

As part of this conversion and exchange, the Company recognized a non-cash expense of $845,628 based on the excess of the value of the stock issued over the debt relieved and subscription receivable recorded.

The total debt relief provided to us as a result of Debt Restructuring transactions was approximately $5,767,621.

ADPManagement Line of Credit Arrangement

In addition to the Debt Restructuring transactions described above, ADP Management has an ongoing line of credit agreement with the Company. The essence of that agreement is that as the Company needs funds, ADP Management will loan the Company money. During the nine months ended June 30, 2004, ADP Management had loaned the Company $400,000. This amount was converted into 740,741 shares of common stock at a conversion price of $0.54 per share. During the three months ended September 30, 2004, ADP Management loaned the Company an additional $222,546. In the past, ADP has converted outstanding amounts into common stock. Under the line of credit arrangement, the Company pays interest on outstanding amounts at the rate of 5%. Payments are due on July 31, 2006.

During the year ended September 30, 2003, in connection with the line of credit arrangement, ADP agreed to assume the following obligations of the Company and to convert the amounts assumed into debt payable by the Company directly to ADP under the line of credit:

         o    $1,086,628 of short-term notes payable;

         o    $503,387 under a bank line of credit;

         o $550,000 of certificates of deposit owed to individuals used to secure a bank line of credit.

         o In June 2003, we entered into agreements with former shareholders of SecureAlert pursuant to which the shareholders assigned to the Company two certificates of deposit in the aggregate amount of $200,000 pledged as security for the line of credit with SunTrust Bank, which was subsequently refinanced by Zion's Bank. This assignment of the certificates of deposit, along with a letter of credit from a trust, whose trustee is related to an officer of the Company, replaced the personal guarantees of four former SecureAlert shareholders. In June 2003 these certificates of deposit were assigned to the Company and the obligation to repay these individuals was assumed by ADP Management.

Item 13.  Exhibits

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

10.12               Agreement with SecureAlert Telematic, Inc. (January 2003)

10.13               Agreement with ADP Management, Derrick and Dalton (April
                    2003)

31.1                Certification of President and Chief Executive Officer under
                    Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

Item 14.  Principal Accountant Fees and Services

For the years ended September 30, 2003, and 2004, Tanner LC provided audit and other services for the Company.

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of the Company, review of the quarterly financial statements, stand-alone audits of subsidiaries, accounting consultations and consents and other services related to SEC filings and registration statements filed by the Company and its subsidiaries and other pertinent matters. Audit fees paid to Tanner LC. for fiscal years 2004 and 2003 totaled $86,000 and $87,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Tanner LC did not provide any consulting services to the Company in fiscal years 2003 and 2004, including tax consultation and related services, nor did Tanner LC perform any financial information systems design and implementation services for the Company in either period. Non-audit-related services consist primarily of tax consultation and related services.

The Audit Committee of the Board of Directors considered and authorized all services provided by Tanner LC and considered that the provision of non-audit services was compatible with maintaining auditor independence.

                                   SIGNATURES

         In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RemoteMDx, Inc.


                                  By: /s/David G. Derrick
                                      -------------------
                                      David G. Derrick,
                                      Chief Executive Officer

                                  Dated:   June 15, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                                 Date



/s/David G. Derrick            Director, Chairman, and             June 15, 2005
-------------------            Chief Executive Officer
David G. Derrick               (principal executive officer)



/s/James Dalton                Director, Vice Chairman,            June 15, 2005
---------------                President
James Dalton



/s/Peter McCall                Director                            June 15, 2005
---------------
Peter McCall



/s/Robert E. Childers          Director                            June 15, 2005
---------------------
Robert E. Childers


/s/Michael G. Acton            Chief Financial Officer             June 15, 2005
-------------------            (principal financial officer)
Michael G. Acton