Form 10QSB
period 2004-12-31
REMOTE MDX INC
filed 2005-06-17
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

On June 10, 2005, the issuer had a total of 33,312,512 shares of common stock issued and outstanding. The issuer also had a total of 27,253 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 10,083,484 shares, and 1,835,824 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of one share of common stock for each share of Series B Preferred Stock.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No [X]

                                TABLE OF CONTENTS



                                                                            Page
                                                                             No.
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Unaudited Condensed Consolidated Balance Sheet as of December
            31, 2004                                                          3

            Unaudited Condensed Consolidated Statements of Operations for
               the three months ended December 31, 2004 and 2003              4

            Unaudited Condensed Consolidated Statements of Cash Flows for
                        the three months ended December 31, 2004 and 2003     5

            Notes to Unaudited Condensed Consolidated Financial Statements    7

   Item 2.  Management's Discussion and Analysis or Plan of Operation         14

   Item 3.  Controls and Procedures                                           18


PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                         19

   Item 5.  Other Information                                                 19

   Item 6.  Exhibits and Reports on Form 8-K                                  19

   Signatures                                                                 21

                          PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        REMOTEMDX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   December 31,
                                                                       2004
                                                                ----------------

Assets
Current assets:
     Cash                                                       $       116,547
     Accounts receivable, net of allowance
       for doubtful accounts of $23,000                                 104,741
     Inventories                                                         89,285
     Prepaid expenses                                                    11,716
                                                                ---------------
          Total current assets                                          322,289

     Property and equipment, net                                        112,229
     Restricted cash                                                    177,114
     Other assets                                                         4,073
                                                                ---------------



          Total assets                                          $       615,705
                                                                ===============

Liabilities and Stockholders' (Deficit)
Current liabilities:
     Notes payable                                              $     1,144,676
     Accounts payable                                                   847,327
     Accrued liabilities                                                515,522
     Dividends payable                                                  654,449
     Deferred revenue                                                    12,930
     Common stock subject to mandatory
       redemption                                                       196,000
                                                                ---------------
     Total current liabilities                                        3,370,904
                                                                ---------------

Long term liabilities
     Bank line of credit                                                175,000
        Convertible debentures, net of
          discount of $137,173                                        1,133,412
        Related party line of credit                                    338,544
                                                                ---------------
         Total liabilities                                            5,017,860
                                                                ---------------

Stockholders' deficit:
     Preferred stock:
       Series A; 10% dividend, convertible,
         non-voting; $0.0001 par value;
         40,000 shares designated; 23,316 shares
         outstanding (aggregate liquidation
         preference of $194,471)                                              2
       Series B; convertible; $0.0001 par value;
         2,000,000 shares designated;
         1,835,824 shares outstanding (aggregate
         liquidation preference of $5,687,820)                              184
       Common stock; $0.0001 par value; 100,000,000
         shares authorized, 31,422,737 shares
         outstanding                                                      3,142
Additional paid-in capital                                           66,602,185
Deferred consulting costs                                              (211,837)
Accumulated deficit                                                 (70,795,831)
         Total stockholders' deficit                                 (4,402,155)
                                                                ---------------
         Total liabilities and stockholders' deficit            $       615,705
                                                                ===============


           See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          2004              2003
                                                                                   ------------------- ---------------
Net sales                                                                          $        207,519    $      201,941
Cost of goods sold                                                                          147,084           203,274
                                                                                   ------------------- ---------------
      Gross profit (loss)                                                                    60,435            (1,333)

Research and development expenses                                                           204,730           49,532
Selling, general and administrative expenses                                                933,335          702,911
Amortization of core technology                                                                   -           35,000
                                                                                   ------------------- ---------------
              Loss from operations                                                       (1,077,630)         (788,776)
Other income (expense):
       Other income (expense)                                                                   (30)           36,463
       Interest income                                                                          817             2,631
       Interest expense                                                                    (238,983)         (357,781)
                                                                                   ------------------- ---------------
              Loss before income taxes and discontinued operations                       (1,315,826)       (1,107,463)
Income tax benefit                                                                                -                 -
                                                                                   ------------------- ---------------
              Loss before discontinued operations                                        (1,315,826)       (1,107,463)

       Income from discontinued operations, net of tax                                            -            99,515
                                                                                   ------------------- ---------------
              Net loss                                                                   (1,315,826)       (1,007,948)
Dividends on Series A preferred stock                                                      (128,649)         (140,243)
                                                                                   ------------------- ---------------


 Net loss attributable to common stockholders                                      $      (1,444,475)  $   (1,148,191)
                                                                                   =================== ===============
Net loss per common share from continuing operations - basic and diluted           $           (0.05)  $        (0.05)
                                                                                   =================== ===============
Net income per common share from discontinued operations - basic and
   diluted                                                                         $               -   $         (.05)
                                                                                   =================== ===============
Net loss per common share - basic and diluted                                      $           (0.05)  $        (0.05)
                                                                                   =================== ===============
Weighted average common shares outstanding - basic and diluted                            31,455,000       24,708,000
                                                                                   =================== ===============


           See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          2004              2003
                                                                                   -----------------   --------------

Cash flows from operating activities:
  Net loss                                                                            $   (1,315,826)  $   (1,007,948)
      Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                     6,065           37,411


             Amortization of deferred financing and consulting costs                         127,575           52,500
             Accretion of interest expense related to redeemable common stock                      -          263,666
                          Amortization of debt discount                                       27,000                -
             Stock options issued for services                                               133,397                -
             Increase in related party line of credit for services                           128,594          182,646

             Changes in operating assets and liabilities:
               Increase in restricted cash                                                      (753)          (2,432)
                    Accounts receivable, net                                                 155,734           (6,199)
                    Inventories                                                              (10,998)          49,647
                    Prepaid expenses                                                           1,715            7,204


                    Accounts payable                                                         141,319           64,540
                    Accrued liabilities                                                       62,442          (15,419)
                    Deferred revenue                                                            (504)          (1,157)
                                                                                   -----------------   --------------
                           Net cash used in operating activities                            (544,240)        (375,541)
                                                                                   -----------------   --------------

Cash flows used in investing activities - purchase of property and equipment                  (4,220)          (1,040)
                                                                                   -----------------   --------------

Cash flows from financing activities:
      Net (repayments) borrowings under related-party line of credit                         (12,596)         615,953
      Net borrowings (payments) on bank line of credit                                             -              (53)
      Payments on related party notes                                                              -          (98,794)

      Proceeds from issuance of common stock, net of $25,000 commissions                           -          225,000
      Proceeds from the issuance of subsidiary Preferred Stock                               260,000                -
      Proceeds from issuance of notes payable                                                500,000                -
      Payments on notes payable                                                             (144,500)         (22,112)
                                                                                   -----------------   --------------
                     Net cash provided by financing activities                               602,904          719,994
                                                                                   -----------------   --------------
Net increase in cash                                                                          54,444          343,413

Cash, beginning of period                                                                     62,103          136,894
                                                                                   -----------------   --------------
Cash, end of period                                                                $         116,547   $      480,307
                                                                                   =================== ================



           See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          2004              2003
                                                                                   -----------------   --------------
Cash paid for interest and taxes:
    Cash paid for income taxes                                                     $               -   $            -
    Cash paid for interest                                                                    14,649           41,615

Supplemental schedule of non-cash investing and financing activities:
     Issuance of shares of common stock in exchange for shares of Series A
        preferred stock                                                                            1              124
    Reduction of related party line-of-credit in exchange for exercise of common
        stock options                                                                              -          373,804
    Accrual of Preferred Series A stock dividends                                            128,649          140,243
    Common stock issued for deferred financing costs                                           8,100
    Conversion of debt and accrued interest converted into shares of common
             stock                                                                                 -           33,640
     Reduction of subscription receivable                                                          -          400,000




           See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)      ORGANIZATION AND NATURE OF OPERATIONS
         -------------------------------------

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

RemoteMDx, Inc. ("RemoteMDx" or the "Company") markets and sells patented wireless location technologies and the related monitoring services, and develops, markets and sells personal security, senior supervision, offender tracking, and health monitoring devices and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center. The products are manufactured by the Company's equity and technology partner, Matsushita Electric Works ("MEW"). These devices include a mobile emergency response device, MobilePAL(TM), which can locate persons in distress, no matter where they may be, and dispatch the closest emergency service to their location, and a tracking device, TrackerPAL, used to monitor convicted offenders in the criminal justice system. The Company believes that its technologies and services will benefit the healthcare and penal system as they allow both care providers and law enforcement officials to respond immediately to a medical event or criminal activity. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers.

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

         o Monitoring Activation - We lease our MobilePAL(TM) and anticipate leasing our TrackerPAL devices as part of a monitoring contract, with prepaid activation charges.

         o Monitoring Services - Following activation, our MobilePAL and TrackerPAL customers pay a monthly monitoring fee and fees for additional services offered by our contract providers or by us.

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with MEW and from sales of telematics products and services under marketing agreements. "Telematics" means any wireless communication system designed for the collection and dissemination of data. To date these royalty agreements have not produced any royalty income.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. The Company awarded no stock options to employees and had no employee stock options vest during the periods ended December 31, 2004 and 2003.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of December 31, 2004 and 2003, there were approximately 18,335,000 and 18,394,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

(2)      INVENTORIES
         -----------

Substantially all items included in inventory are finished goods and consist of the following as of December 31, 2004:

         Mobile emergency and personal security systems,
            net of reserve of $101,030                          $        52,674
         Reagent stains                                                  36,611
                                                                ---------------
                                                                $        89,285
                                                                ===============

(3)      ACCRUED LIABILITIES
         -------------------

Accrued liabilities consist of the following at December 31, 2004:

         Accrued tooling                                        $       231,610
         Accrued interest                                               167,392
         Accrued bonuses and director fees                               39,000
         Accrued payroll and employee benefits                           26,717
         Accrued property taxes                                          19,800
         Other accrued expenses                                          31,003
                                                                ---------------

                                                                $       515,522
                                                                ===============

(4)      NOTES PAYABLE
         -------------

Notes payable consist of the following at December 31, 2004:

Note payable to an individual with interest
at 5%, due April 25, 2005, subsequent to
December 31, 2004, this note was assumed by
ADP Management, however the Company has not
yet been fully released                                         $       100,000

Notes payable to two individuals due
December 28, 2004. The interest associated
includes an expense for the issuance of
200,000 warrants to each lender for a total
expense of $133,399. The warrants have an
exercise price of $1.00 per share expiring
in 5 years from the date of issuance. This
amount was assumed by ADP Management
subsequent to December 31, 2004, and has
since been settled by ADP Management through
the issuance of 111,600 shares of the
Company's common shares owned by ADP to each
lender                                                                  100,000

Note payable to an individual with interest
at 12% due March 31, 2005.  This note was
settled subsequent to December 31, 2004,
by ADP Management issuing 470,000 shares of
common stock ADP Management owned                                       300,000

Note payable to a company with interest at
8%, payable by February 25, 2005.
Subsequent to December 31, 2004, this
note was converted into 600,000 shares of
common stock                                                            250,000

Note payable to an individual with interest
at 12%; subsequent to December 31, 2004,
this note was converted into preferred
shares of the Company's wholly-owned
subsidiary, SecureAlert                                                 175,000

Note payable to an individual with interest
at 6%, with an option to convert the
loan into common shares at a price equal to
$0.54 per share. The note is due April 25,
2005. Subsequent to December 31, 2004, ADP
Management assumed this note, but the
Company has not been fully released by the
note holder                                                              50,000

Notes payable to former SecureAlert
shareholders, with interest at 5%,
convertible into common stock of the
Company at $3.00 per share, payable in
installments of $80,000 per month until
paid in full.  These notes are currently in
default.                                                                169,676
                                                                ---------------

Total notes payable                                             $     1,144,676
                                                                ===============

(5)     BANK LINE OF CREDIT
        -------------------

As of December 31, 2004, the Company had $175,000 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus .25% (4.25%), matures on March 11, 2005, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $177,426. Subsequent to December 31, 2004, the Company extended this line of credit, for 1 year or until March 2006, with the same terms and conditions.

(6)      RELATED PARTY LINE OF CREDIT
         ----------------------------

As of December 31, 2004, the Company had borrowed $338,544 from ADP Management, an entity owned and controlled by two of the Company's officers and directors, under a line of credit agreement. These advances bear interest at 5.0% and are due in July 2006. During the three months ended December 31, 2004, the net increase in the related party line of credit was $115,998. The net increase of $115,998 consisted of net cash repayments during the quarter of $12,596 and net increases of $128,594 related to a monthly management fee owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

(7)      CONVERTIBLE DEBENTURES
         ----------------------

During the year ended September 30, 2004, the Company completed an offering of Series B 10% Convertible Debentures and Series C 10% Convertible Debentures. In connection with this offering, the Company also issued 980,406 shares of common stock at $.54 per share. In addition, in connection with the offering, the Company issued 291,168 shares of common stock as origination shares, or as incentive to the investors. Net proceeds received from the offering, after paying commissions, legal fees, and other accrued expenses were approximately $1,522,000. The gross amount of the offering of $1,800,000 was allocated between the debentures and common shares issued as follows: $1,270,584 allocated to the debentures and $529,416 allocated to the common shares issued. The 291,168 origination shares were valued at $157,231 based on the fair market value of the common stock of $.54 per share. Of the $157,231 total value of the incentive shares issued, $110,986, or 205,530 shares, was allocated to the debentures and recorded as a discount and the remaining $46,245, or 85,638 shares, was allocated to the common shares issued and netted against the amount recorded for the issuance. These allocations were determined based on the percentage of gross proceeds allocated to the debentures (70.59%) and common stock issued (29.41%). The total discount recorded on the debentures at issuance consisted of the incentive shares noted above of $110,986 and additional offering costs of $105,939 for a total discount of $216,925. As of December 31, 2004, the balance of the debt discount was $137,173, thus resulting in a net balance of convertible debentures of $1,133,412 at December 31, 2004. The Debentures are convertible automatically into Common Stock upon the closing of an equity or debt offering by the Company with gross proceeds of at least $5,000,000 Qualified Offering at a conversion price equal to 80% of the pre-money valuation of the Common Stock immediately prior to the closing of the qualified Offering; provided, however, that the gross proceeds raised pursuant to this Offering may be counted toward, at the sole discretion of the Company, such Qualified Offering amount, solely for the purposes of determining such Qualified Offering amount. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months capitalized and due in February 2007; thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each Closing, subject to the conversion as indicated above.

(8)      PREFERRED STOCK
         ---------------

Series A 10 % Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the three months ended December 31, 2004, a total of 34 shares of Series A Preferred Stock were converted into 12,499 shares of common stock. As of December 31, 2004, there were 23,316 shares of Series A Preferred Stock outstanding, which represents 8,626,813 common stock equivalents at a conversion rate of 370 for 1.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2004 and 2003, the Company recorded $128,649 and $140,243, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through December 31, 2004, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

Series B Convertible Preferred Stock

In April 2002, the Company sold 1,135,823 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 shares were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). The series B shareholders were granted anti-dilution right on the common stock conversion feature of the Series B shares purchased. If the Company shall at any time during a two-year period (beginning April 2002) issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. On December 12, 2003, the holders of a majority of the outstanding shares of Series B Preferred Stock, including MEW, waived their rights under the anti-dilution provisions of the Series B Preferred Stock designation of rights and preferences and under other agreements with the Company through that date. However, should the other Series B shareholders not waive this provision, the Company will be required to issue additional shares. The Company may redeem the Series B Preferred Stock at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of December 31, 2004, the Company had not exercised its option to redeem shares of Series B Preferred Stock.

SecureAlert, Inc. Preferred Shares

During the quarter ended December 31, 2004, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its wholly-owned subsidiary, SecureAlert, Inc., to establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of SecureAlert's assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of the SecureAlert, at the rate of $1.50 per day times the number of SecureAlert's parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385/Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of the SecureAlert, Inc. During the quarter ended December 31, 2004, the Company sold 260,000 of these shares for $260,000. Subsequent to December 31, 2004, the Company sold an additional 2,445,000 of these shares for cash proceeds of approximately $2,063,000. The remaining $382,000 of preferred stock issued was for the conversion of $207,000 of debt and accrued interest, and to redeem 58,333 shares of common stock based on a stock repurchase obligation of $175,000. The Company is currently in the process of closing approximately $700,000 to complete this offering.

(9)      COMMON STOCK
         ------------

During the three months ended December 31, 2004, the Company issued 12,499 shares of common stock from the conversion of 34 shares of Series A Preferred stock.

Common Stock Subject to Redemption

Of the shares of common stock outstanding at December 31, 2004, a total of 217,185 shares are subject to redemption. These shares are redeemable by the Company for a total of $196,000. ADP Management has assumed $96,000 of these obligations, however the Company has not yet been released from the obligation from the holder of the redeemable shares.

Common Stock Options and Warrants

Options and warrants to purchase a total of 7,872,043 shares of common stock were outstanding at December 31, 2004 with a weighted average exercise price of $2.46 per share.

(10)    SEGMENT INFORMATION
        -------------------

The Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The SecureAlert segment is engaged in the business of developing, distributing and marketing mobile emergency and personal security systems to distributors and consumers. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended December 31, 2004 and 2003:

                                                                 Three Months Ended
                                                                    December 31,
                                                        -------------------- -----------------
                                                               2004                2003
                                                        -------------------- -----------------
Net sales:
     SecureAlert:
     Mobile emergency and personal security systems                  68,945             57,952
     Reagents                                                       138,574            143,989
                                                        -------------------- -----------------
                                                        $           207,519     $      201,941
                                                        -------------------- -----------------
Net (loss) income from continuing operations:
     SecureAlert                                        $          (552,671)    $      (63,750)
     Reagents                                                        14,314              4,802
     Other (unallocated)                                           (777,469)        (1,048,515)
                                                        -------------------- -----------------
                                                        $        (1,315,826)    $   (1,107,463)
                                                        -------------------- -----------------
Identifiable assets:
     SecureAlert                                                    150,998
     Reagents                                                       162,813
     Other (unallocated)                                            301,894
                                                        --------------------
                                                        $           615,705
                                                        ====================


(11)     VARIABLE INTEREST ENTITY
         ------------------------

Effective December 31, 2001, RemoteMDx, Inc. (the Company) provided certain financial support (referred to as variable interests) to ADP Management Corporation (ADP), a company affiliated to the Company through common ownership. Sources of support made to ADP included the Company's reimbursement of all of ADP's management related expenses and payment of management fees.

ADP is a provider of various operational and investment management services.

Selected information from ADP's unaudited, cash basis balance sheet as of December 31, 2004, and its results of the operations for the year then ended follow:

                         Total assets                     $       8,214,786
                         Total liabilities                        2,716,364
                         Stockholders equity                      5,498,422

                         Net revenues                     $         940,206
                         Net income                                 559,623

The balance sheet of ADP and the results of its operations are not consolidated in the financial statements of the Company because the Company is not considered to be the primary beneficiary of ADP. Expenses and fees of $188,594 paid to ADP during the three months ended December 31, 2004 have been included in the Company's statement statement of operations and represent the Company's maximum exposure to loss.

(12)     RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.

(13)     SUBSEQUENT EVENTS
         -----------------

Subsequent to December 31, 2004, the Company has entered into several debt obligations:

         A) The Board of Directors authorized the Company to raise $1.5 million in debt financing. The terms under this financing are 18% interest on the three-year note prepaid in advance by issuing common stock. Subsequent to December 31, 2004, the Company raised $500,000 under these terms.

         B) The Company borrowed $245,000 from an entity controlled by an employee of the Company in April 2005. The terms are 17% interest, a loan origination fee of $10,000, and the loan would be paid back over 7 months. The first four months is interest only and the last three months is interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents, a wholly-owned subsidiary of RemoteMDx, Inc.

         C) During the quarter ended December 31, 2004, the Company borrowed $250,000 from an entity with an 8% interest rate payable by February 25, 2005. In May 17, 2005 as additional consideration, the Company agreed to re-price 571,428 options from $3.00 per share to $1.00 per share with an expiration date of December 10, 2009. Subsequent to March 31, 2005, this note has been converted into 600,000 shares of common stock.

In addition, subsequent to December 31, 2004, the Company sold an additional 2,445,000 of SecureAlert Series A preferred shares for cash proceeds of approximately $2,063,000, settlement of debt and accrued interest of approximately $207,000, and decrease of the related party line of credit of $175,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004.

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

         o Monitoring Services - Following activation, our MobilePAL and TrackerPAL customers may pay a monthly monitoring fee and fees for additional services offered by our contract providers or by us.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2004 included in its Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the periods ended December 31, 2004 and 2003, no impairment of long-lived assets was recorded.

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

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Discontinued Operations

During the three months ended December 31, 2003 management determined to discontinue its operating activities of consumer electronic distribution. The Company's activities included wholesale distribution to home manufactures through December 31, 2002. On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment LLC ("SAE"), an unaffiliated company, granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In exchange for this distribution the Company received a 7% royalty fee on consumer electronic products sold by SAE under the distribution rights. This agreement expired on December 31, 2003. Because of the Company's business model to sale and service mobile security devices, and the significant market expansion costs to continue its consumer electronic products distribution, the Company has discontinued these operations. The discontinued operations for the three months ended December 31, 2004 and 2003 are as follows:

                                                        Three Months Ended
                                                           December 31,
                                               -------------------------------
                                                      2004         2003
                                               -------------------------------


Net sales and royalties from
  consumer electronics products distribution   $          -      $      99,515
Costs associated with consumer electronics
  operations                                              -                  -
                                               -------------------------------

Net income from discontinued operations        $          -      $      99,515
                                               ===============================

Continuing Operations

The Company's focus is on building the mobile emergency and personal security systems market, rather than the consumer electronics market. The following discussion and analysis is therefore based upon the continuing operations of the Company.

Net Sales

For the three months ended December 31, 2004, the Company had net sales of $207,519, compared to $201,941 for the three months ended December 31, 2003, an increase of $5,578. The increase in net sales resulted primarily from focusing on the mobile emergency and personal security systems.

SecureAlert had net sales of $67,176 during the three months ended December 31, 2004 compared with $63,367 during the comparative period of 2003. These sales consisted of mobile emergency and personal security systems. No customer accounted for 10% or more of sales by SecureAlert during the period.

Reagents had revenues for the three months ended December 31, 2004 of $138,574, compared to $143,989 during the quarter ended December 31, 2003. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 27% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended December 31, 2004, cost of goods sold was $147,084 compared to $203,274 during the three months ended December 31, 2003, a decrease of $56,190. During the fiscal year ended September 30, 2004, the Company recorded an impairment of the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Although the sales of such phones during the period ended December 31, 2004, resulted in a lower cost of goods sold per unit based on the impairment at September 30, 2004, the actual margin on the sales for the period ended December 31, 2004 was still negative. SecureAlert's cost of goods sold totaled $74,985 or 110% of SecureAlert's net sales during the three months ended December 31, 2004. The mobile emergency and personal security products have generally been sold below cost in an effort to secure a recurring revenue stream under monthly monitoring contracts. Therefore, the Company incurs a negative gross margin on the majority of SecureAlert's product sales. Reagents' cost of goods sold was $72,099 or 52% of Reagent's net sales during the three months ended December 31, 2004, compared to $81,572 or 57% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a reduction in labor costs.

Research and Development Expenses

For the three months ended December 31, 2004, research and development expenses were $204,730, compared to $49,532 in the previous year period. During the three months ended December 31, 2004, research and development expenses consisted primarily of expenses associated with the development of SecureAlert's TrackerPAL device.

Selling, General and Administrative Expenses

During the three months ended December 31, 2004, selling, general and administrative expenses were $933,335 compared to $702,911 during the three months ended December 31, 2003. This increase relates primarily to an increase of labor costs and legal fees and other payroll related expenses due to focusing on the core business of mobile emergency and personal security systems.

Interest Income and Expense

During the three months ended December 31, 2004, interest expense totaled $238,983, compared to $357,781 in the three months ended December 31, 2003. Interest expense for the three months ended December 31, 2004 consists mainly of $133,398 non-cash interest expense from the issuance of warrants in connection with new debt, $27,000 for the amortization of the debt discount related to the convertible debentures, and approximately $34,000 related to accrued interest on the convertible debentures. The 2003 amount consists primarily of non-cash interest expense of $199,719 related to the issuance of common stock in settlement of various note obligations.

Liquidity and Capital Resources

The Company is unable to finance its operations solely from cash flows from operating activities. During the three months ended December 31, 2004, the Company financed its operations primarily through borrowings and the sale of preferred stock of a wholly-owned subsidiary.

As of December 31, 2004, the Company had unrestricted cash of $ 116,547 and a working capital deficit of $3,048,615, compared to unrestricted cash of $62,103 and a working capital deficit of $2,491,748 at September 30, 2004.

During the three months ended December 31, 2004, the Company's operating activities used cash of $544,240, compared to cash of $375,541 used during the three months ended December 31, 2003. The increase was primarily a result of research and development costs of SecureAlert's TrackerPal device.

The Company used cash of $4,220 for investing activities during the three months ended December 31, 2004.

The Company's financing activities during the three months ended December 31, 2004 provided cash of $602,904 compared to $719,994 during the three months ended December 31, 2003. During the three months ended December 31, 2004, the Company raised $260,000 through the sale of preferred stock of its wholly-owned subsidiary, SecureAlert. The Company also received $500,000 in debt financing during the three months ended December 31, 2004.

The Company incurred a net loss of $1,315,826 during the three months ended December 31, 2004. As of December 31, 2004, the Company had a net tangible stockholders' deficit of $4,402,155 and an accumulated deficit of $70,795,831. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2004, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include the conversion of a significant portion of its outstanding debt and other obligations to equity, as well as raising capital from the sale of the Company's common stock or other debt and equity securities.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related to the failure to properly disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-QSB. In addition, we have not created a "Disclosure Controls Committee" to monitor and follow up on our processes to assure disclosures are complete and accurate; however, we intend to have such a committee in place by October 1, 2005. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

         Based on the matters identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Audit Committee.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended December 31, 2004, the Company issued 12,499 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

         o 12,499 shares were issued upon the conversion of 34 shares of Series A Preferred Stock

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

None

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

10.14 Agreement between the Company and SecureAlert Telematics, with amendments, (previously filed)

31.1          Certification of President and Chief Executive Officer under
              Section 302 of Sarbanes- Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32            Certification under Section 906 of Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K

During the quarter ended December 31, 2004, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                REMOTEMDX, INC.



Date: June 15, 2005                         By: /s/ David G. Derrick
                                               ----------------------
                                               David G. Derrick,
                                               Chief Executive Officer




Date: June 15, 2005                         By: /s/Michael G. Acton
                                               ---------------------
                                               Michael G. Acton,
                                               Principal Accounting Officer