Form 10QSB
period 2005-03-31
REMOTE MDX INC
filed 2005-06-17
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


                                                                            Page
                                                                             No.
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet
                    as of March 31, 2005......................................3

                  Unaudited Condensed Consolidated Statements of
                   Operations for the three and six months ended
                   March 31, 2005 and 2004....................................4

                  Unaudited Condensed Consolidated Statements
                   of Cash Flows for the six months ended March 31,
                   2005 and 2004..............................................5

                  Notes to Unaudited Condensed Consolidated
                   Financial Statements.......................................7

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation..................................................15

         Item 3.  Controls and Procedures....................................19

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds..................20

         Item 6.  Exhibits and Reports on Form 8-K...........................20

         Signatures..........................................................22

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                March 31, 2005
                                                             -------------------
Assets
Current assets:
   Cash                                                      $          785,457
   Accounts receivable, net of allowance for
     doubtful accounts of $25,486                                        88,530
   Inventories                                                           52,041
   Prepaid expenses                                                      26,193
                                                             -------------------
                Total current assets                                    952,221
Restricted cash                                                         177,974
Property and equipment, net of accumulated
  depreciation                                                          106,162
Other assets                                                             34,877
                                                             -------------------
                Total assets                                 $        1,271,234
                                                             ===================
Liabilities and Stockholders' Deficit
Current liabilities:
   Notes payable                                             $        1,089,006
   Accounts payable                                                   1,046,875
   Accrued liabilities                                                  415,721
   Deferred revenue                                                      13,979
   Common stock subject to mandatory redemption                         196,000
                                                             -------------------
                Total current liabilities                             2,761,581
                                                             -------------------
Long Term Liabilities:
     Bank line of credit                                                175,000
     Convertible debentures, net of debt
       discount of $110,173                                           1,160,412
     Notes payable                                                      280,000
     Related party line of credit                                       247,042
                                                             -------------------
                         Total liabilities                            4,624,035
                                                             -------------------
Stockholders' deficit:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting;
        $0.0001 par value; 40,000 shares designated;
        27,253 shares outstanding (aggregate liquidation
        preference of $72,492)                                                3
     Series B; convertible; $0.0001 par value; 2,000,000
       shares designated; 1,835,824 shares outstanding
       (aggregate liquidation preference of $5,687,820)                     184
   Common stock;  $0.0001 par value; 50,000,000 shares
       authorized, 32,018,164 shares outstanding                          3,202
   Additional paid-in capital                                        69,471,565
    Deferred consulting costs                                          (253,200)
   Accumulated deficit                                              (72,821,555)
                                                             -------------------
                Total stockholders' deficit                          (3,352,801)
                                                             -------------------
                Total liabilities and stockholders'
                deficit                                      $        1,271,234
                                                             ===================

          See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended                 Six months ended
                                                         March 31,                         March 31,
                                                   2005            2004             2005              2004
                                              ------------------------------------------------------------------
Net sales                                     $       194,167   $    299,568      $     401,686   $     501,509
Cost of goods sold                                    240,123        258,770            387,207         462,043
                                              ------------------------------------------------------------------
       Gross profit (loss)                            (45,956)        40,798             14,479           39,466

Research and development expenses                     397,084              -            601,814           49,532
Selling, general and administrative expenses          955,181        797,649          1,888,516        1,500,561
Amortization of core technology                             -         35,000                  -           70,000
                                              ------------------------------------------------------------------
       Loss from operations                        (1,398,221)      (791,851)        (2,475,851)      (1,580,627)

Other income (expense):
   Other income                                         5,147         11,142              5,117           47,605
   Interest income                                        859          2,581              1,676            5,212
   Interest expense                                  (633,509)       (93,332)          (872,492)        (451,113)
                                              ------------------------------------------------------------------
           Loss before income taxes and            (2,025,724)      (871,460)        (3,341,550)      (1,978,923)
discontinued operations

Income tax benefit                                          -              -                  -                -
                                              ------------------------------------------------------------------
       Loss before discontinued operations         (2,025,724)      (871,460)        (3,341,550)      (1,978,923)

Income (loss) on discontinued operations, net
of tax                                                      -              -                  -           99,515
                                              ------------------------------------------------------------------
                Net loss                           (2,025,724)      (871,460)        (3,341,550)      (1,879,408)

Dividends on Series A preferred stock                (132,940)      (141,468)          (261,589)        (281,711)
                                              ------------------------------------------------------------------
                Net loss attributable to
                common stockholders           $    (2,158,664)  $ (1,012,928)     $  (3,603,139)  $   (2,161,119)
                                              ==================================================================
Net loss per common share from continuing     $          (.07)  $       (.04)     $        (.11)  $         (.08)
   operations - basic and diluted
Net income (loss) per common share from       $             -   $          -      $           -   $            -
   discontinued operations - basic and diluted
Net loss per common share - basic and diluted $          (.07)  $       (.04)     $        (.11)  $         (.08)
                                              ==================================================================
Weighted average shares - basic and diluted        31,546,000     26,376,000         31,498,000       25,619,000
                                              ==================================================================



           See accompanying notes to unaudited condensed consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       2005              2004
                                                                                 ---------------------------------
 Cash flows from operating activities:
    Net loss                                                                      $    (3,341,550)  $   (1,879,408)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                      12,132           76,460
        Beneficial conversion feature recorded as interest expense                        280,000                -
        Stock options and warrants issued for services                                    148,859                -
        Amortization on debt discount                                                      54,000                -
        Amortization of deferred consulting and financing costs                           237,412          111,750
        Accretion of interest expense related to redeemable common stock                        -          263,666
        Common stock issued for services and interest                                     170,331          (30,000)
        Interest income on restricted cash                                                 (1,613)          (4,626)
        Increases in related party line of credit for service                             390,031          349,667
        Changes in operating assets and liabilities:

            Accounts receivable, net                                                      171,945         (110,405)
            Inventories                                                                    26,246           45,973
            Prepaid expenses and other assets                                             (43,566)         (41,350)
            Accounts payable                                                              340,867           19,354
            Accrued liabilities                                                           110,724           (5,888)
            Deferred revenue                                                                  545           (2,181)
                                                                                 ----------------------------------
                 Net cash used in operating activities                                 (1,443,637)      (1,208,788)
                                                                                 ----------------------------------
 Cash flows used in investing activities:
    Purchase of property and equipment                                                     (4,220)         (32,369)
                                                                                 ----------------------------------
                 Net cash used in investing activities                                     (4,220)         (32,369)
                                                                                 ----------------------------------
 Cash flows from financing activities:
    Payments on purchase obligations to former SecureAlert shareholders                         -          (98,794)
    Net advances from related-party line of credit                                       (190,535)         269,062
    Net payments on bank line of credit                                                         -             (105)

    Proceeds from issuance of redeemable common stock                                           -          225,000
    Proceeds from sale of debentures and common stock                                           -          884,209
    Proceeds from the issuance of SecureAlert Preferred Stock                           1,722,746                -
    Proceeds from issuance of notes payable                                               793,500                -
    Payments on notes payable                                                            (154,000)         (45,759)
                                                                                 ----------------------------------
                 Net cash provided by financing activities                              2,171,211        1,233,613
                                                                                 ----------------------------------
 Net increase (decrease) in cash                                                          723,354           (7,544)
 Cash, beginning of period                                                                 62,103          136,894
                                                                                 ----------------------------------
 Cash, end of period                                                              $       785,457   $      129,350
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

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                          Six Months ended
                                                                                             March 31,
                                                                                  --------------------------------
                                                                                        2005            2004
                                                                                     (Unaudited)     (Unaudited)
                                                                                  --------------------------------
Cash paid for interest and taxes:
   Cash paid for income taxes                                                     $             -   $            -
   Cash paid for interest                                                         $        96,342   $       82,447

Supplemental schedule of non-cash investing and financing activities:
  Issuance of shares of common stock in exchange
    for shares of Series A preferred stock                                                      1              108
  Issuance of shares of common stock in exchange
    for deferred consulting services and financing costs                                  159,300           54,000
  Reduction of related party line-of-credit in exchange for
    exercise of common stock options                                                            -            1,620
  Accrual of Preferred Series A stock dividends                                           261,589          281,711
  SecureAlert preferred stock issued in exchange for decrease in related
       party line of credit                                                               175,000
  Payment of accrued preferred stock dividends through the
       issuance of Series A preferred stock                                               787,389
  Issuance of SecureAlert Series A preferred stock for note
       payable and accrued interest                                                       207,253
  Reclassification of accrued expenses to note payable                                    115,830
  Conversion of debt and accrued interest converted into shares of
       Stock                                                                                    -           33,640
  Reduction of subscription receivable
                                                                                                -          400,000




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

         o Monitoring Services - Following activation, our MobilePAL(TM) and TrackerPAL customers pay a monthly monitoring fee and fees for additional services offered by our contract providers or by us.

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with MEW and from sales of telematics products and services under marketing agreements. "Telematics" means any wireless communication system designed for the collection and dissemination of data. To date these royalty agreements have not produced any royalty income.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:


                                              Three months ended             Six months ended
                                                  March 31,                        March 31,
                                               2005           2004           2005           2004
                                         ----------------------------------------------------------
Net loss  - as reported                  $   (2,025,724)    (871,460)     (3,341,550)    (1,879,408)

Deduct total stock based
   employee compensation
   expense determined under fair
   value based method for all
   awards, net of related taxes                 (11,194)      (9,876)        (11,194)        (9,876)
                                         ----------------------------------------------------------

Net loss - pro forma                         (2,036,918)  $ (881,336)   $ (3,352,744)  $ (1,889,284)
                                         ----------------------------------------------------------
Basic and diluted net loss per common
   share - as reported                   $        (0.07)  $    (0.04)   $      (0.11)  $      (0.08)
                                         ----------------------------------------------------------
Basic and diluted net loss per common
   share - pro forma                     $        (0.07)  $    (0.04)   $      (0.11)  $      (0.08)
                                         ----------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Six Months Ended
                                                         March 31,
                                             ----------------------------------
                                                   2005            2004
                                             ----------------------------------

     Expected dividend yield                            -                -
     Expected stock price volatility                 117%              45%
     Risk-free interest rate                        4.18%            2.72%
     Expected life of options                     5 years          5 years


The weighted average fair value using the Black-Scholes Option Pricing Model of options and warrants granted during the six months ended March 31, 2005 and 2004, were $0.45 and $0.45, respectively.

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

As of September 30, 2004, goodwill was completely written off.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of March 31, 2005 and 2004, there were approximately 19,886,000 and 16,769,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Revenue Recognition
-------------------

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

(2)      INVENTORIES
         -----------

       Substantially all items included in inventory are finished goods and consisted of the following as of March 31, 2005:

      Mobile emergency and personal  security  systems,             $    15,108
        net of reserve for obsolescence of $117,247
      Reagent stains                                                     36,933
                                                                    ------------
                                                                    $    52,041
                                                                    ============

(3)      ACCRUED LIABILITIES
         -------------------

Accrued liabilities consist of the following at March 31, 2004:

         Accrued tooling                                            $   116,000
         Accrued interest                                               138,015
         Accrued bonuses and director fees                               96,250
         Accrued payroll and employee benefits                           32,656
         Accrued property taxes                                          22,800
         Other accrued expenses                                          10,000
                                                                    ------------
                                                                    $    415,721
                                                                    ============

(4)      NOTES PAYABLE
         -------------

Notes payable consist of the following at March 31, 2004:

Note payable to a corporation for tooling
expense incurred on the development of
the MobliePAL device. This note bears
interest at 5% and has payments of
$10,000 due monthly; due December 20, 2005                          $   105,830

Note payable to an individual with interest
at 5%, due April 25, 2005, subsequent to
March 31, 2005, this note was assumed by
ADP Management, however the Company has
not yet been fully released                                             100,000

Notes payable to two individuals due
December 28, 2004. The interest associated
includes an expense for the issuance of
200,000 warrants to each lender for a
total expense of $133,399. The warrants
have an exercise price of $1.00 per share
expiring in 5 years from the date of
issuance. This amount was assumed by ADP
Management subsequent to March 31, 2005,
and has since been settled by ADP
Management for 111,600 shares of common
shares to each lender                                                   100,000

Note payable to an individual with
interest at 12% due March 31, 2005.
This note was settled subsequent to March
31, 2005, by ADP Management issuing
470,000 shares of common stock ADP
Management owned                                                        313,500

Note payable to a company with interest
at 8%, payable by February 25, 2005.
Subsequent to March 31, 2005, this
note was converted into 600,000 shares
of common stock                                                         250,000

Note payable to an individual withinterst
at 6%, with an option to convert the
loan into common shares at a price equal
to $0.54 per share. The note is due
April 25, 2005. Subsequent to March 31,
2005, ADP Management assumed this note,
but the Company has not been fully
released by the note holder                                              50,000

Notes payable to former SecureAlert
shareholders, with interest at 5%,
convertible into common stock of the
Company at $3.00 per share, payable in
installments of $80,000 per month until
paid in full.  These notes are currently
in default.                                                             169,676
                                                                    ------------

Total notes payable                                                 $ 1,089,006
                                                                    ============

In addition to the short-term notes payable listed above, the Company also has a long-term note payable of $280,000 to an individual with interest at 18%, due on March 8, 2008. The interest for the three year period was prepaid through the issuance of 280,000 shares of common stock. Subsequent to March 31, 2005, the Company received an additional $220,000 under identical terms.


(5)          BANK LINE OF CREDIT
             -------------------

As of March 31, 2005, the Company had $175,000 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus .25% (4.25% at March 31, 2005), matures on April 15, 2006, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $179,241.

(6)         COMMON STOCK SUBJECT TO MANDATORY REDEMPTION
            --------------------------------------------

As of March 31, 2005, the Company had 217,185 shares subject to a mandatory redemption feature at prices ranging from $0.54 to $3.00 per share. The total redemption value of $196,000 is included in current liabilities. ADP Management has assumed $96,000 of this amount, however, to date, the Company has not been released of this obligation by the holder of the redeemable shares. The mandatory redemption feature terminates when the Company's common stock is listed on a national exchange.

(7)      RELATED-PARTY LINE OF CREDIT
         ----------------------------

As of March 31, 2005, the Company had borrowed $247,042 from ADP Management, an entity owned and controlled by two of the Company's officers and directors, under a line of credit agreement. These advances bear interest at 5.0% and are due on demand. During the six months ended March 31, 2005, the net increase in the related party line of credit was $24,496. The net increase of $24,496 consisted of net cash repayments during the six months of $190,535, net increases of $390,031 related to a monthly management fee owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company, and a decrease of $175,000 for the purchase of SecureAlert preferred stock. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management. During the three months ended March 31, 2005, the Company reduced the related party line of credit for $175,000 for the issuance of 175,000 shares of SecureAlert preferred stock.

(8)      CONVERTIBLE DEBENTURES
         ----------------------

During the year ended September 30, 2004, the Company completed an offering of Series B 10% Convertible Debentures and Series C 10% Convertible Debentures. In connection with this offering, the Company also issued 980,406 shares of common stock at $.54 per share. In addition, in connection with the offering, the Company issued 291,168 shares of common stock as origination shares, or as incentive to the investors. Net proceeds received from the offering, after paying commissions, legal fees, and other accrued expenses were approximately $1,522,000. The gross amount of the offering of $1,800,000 was allocated between the debentures and common shares issued as follows: $1,270,584 allocated to the debentures and $529,416 allocated to the common shares issued. The 291,168 origination shares were valued at $157,231 based on the fair market value of the common stock of $.54 per share. Of the $157,231 total value of the incentive shares issued, $110,986, or 205,530 shares, was allocated to the debentures and recorded as a discount and the remaining $46,245, or 85,638 shares, was allocated to the common shares issued and netted against the amount recorded for the issuance. These allocations were determined based on the percentage of gross proceeds allocated to the debentures (70.59%) and common stock issued (29.41%). The total discount recorded on the debentures at issuance consisted of the incentive shares noted above of $110,986 and additional offering costs of $105,939 for a total discount of $216,925. As of March 31, 2005, the balance of the debt discount was $110,173, thus resulting in a net balance of convertible debentures of $1,160,412 at March 31, 2005. The Debentures are convertible automatically into Common Stock upon the closing of an equity or debt offering by the Company with gross proceeds of at least $5,000,000 Qualified Offering at a conversion price equal to 80% of the pre-money valuation of the Common Stock immediately prior to the closing of the qualified Offering; provided, however, that the gross proceeds raised pursuant to this Offering may be counted toward, at the sole discretion of the Company, such Qualified Offering amount, solely for the purposes of determining such Qualified Offering amount. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months capitalized and due in February 2007; thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each Closing, subject to the conversion as indicated above.

(9)    PREFERRED STOCK
       ---------------

Series A 10 % Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the six months ended March 31, 2005, a total of 34 shares of Series A Preferred Stock were converted into 12,499 shares of common stock. As of March 31, 2005, there were 27,253 shares of Series A Preferred Stock outstanding, which represents 10,083,484 common stock equivalents at a conversion rate of 370 for 1. Subsequent to March 31, 2005, a total of 2,293 shares of Series A Preferred Stock were converted into 848,348 shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the six months ended March 31, 2005 and 2004, the Company recorded $261,589 and $281,711, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through March 31, 2005, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

         o During the quarter ended March 31, 2005, the Company issued 3,937 shares of Series A preferred stock in satisfaction of accrued dividends on Series A preferred stock of $787,389.

Series B Convertible Preferred Stock

In April 2002, the Company sold 1,835,824 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 shares were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). The Series B preferred stock shareholders were granted an anti-dilution right on the common stock conversion feature of the Series B shares purchased. If the Company should at any time issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. On December 12, 2003, the holders of a majority of the outstanding shares of Series B Preferred Stock, including MEW, waived their rights under the anti-dilution provisions of the Series B Preferred Stock designation of rights and preferences and under other agreements with the Company through that date. The Company may redeem the Series B Preferred Stock at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of March 31, 2005, the Company had not exercised its option to redeem shares of Series B Preferred Stock.

SecureAlert, Inc. Preferred Shares

During the six months ended March 31, 2005, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its wholly-owned subsidiary, SecureAlert, Inc., to establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of the SecureAlert's assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.50 per day times the number of the SecureAlert's parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385/Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of the Company. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of the SecureAlert, Inc. During the six months ended March 31, 2005, the Company sold 2,105,000 of these shares for cash proceeds of approximately $1,723,000, settlement of debt and accrued interest of approximately $207,000, and exchange of 58,333 common shares. Subsequent to March 31, 2005, the Company sold an additional 600,000 of these shares for $600,000. The Company is currently in the process of closing approximately $700,000 to complete this offering.

(10)     COMMON STOCK
         ------------

During the three months ended March 31, 2005, the Company issued 595,427 shares of common stock as follows: o 50,000 shares were issued for services performed.

         o    280,000 shares were issued for prepaid interest on a note payable.

         o 265,427 shares were issued as accrued interest from the Company's Series B and Series C Debentures.

Common Stock Subject to Redemption

Of the shares of common stock outstanding at March 31, 2005, a total of 217,185 shares are subject to redemption. These shares are redeemable by the Company for $196,000.

Common Stock Options and Warrants

Options and warrants to purchase a total of 7,966,043 shares of common stock were outstanding at March 31, 2005 with a weighted average exercise price of $2.31 per share.

(11)    SEGMENT INFORMATION
        -------------------

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended March 31, 2005 and 2004:

                                                      Three Months
                                                    Ended March 31,
                                             ----------------------------------
                                                 2005               2004
                                             ---------------- -----------------
      Net sales:
        SecureAlert (PAL Services):
           Consumer electronics              $             -  $               -
           Mobile emergency and personal
             security systems                         66,465            159,341
                                             ---------------- -----------------
                                                                        159,341
        Reagents                                     127,702            140,227
                                             ---------------- -----------------
                                             $       194,167  $
                                                                        299,568
                                             ================ =================
      Net income (loss):
        SecureAlert (PAL Services)                  (853,433)           (66,484)
        Reagents                                     (11,804)            13,424
        Other (unallocated)                       (1,160,487)          (818,400)
                                             ---------------- -----------------
                                             $    (2,025,724) $        (871,460)
                                             ---------------- -----------------


The following table reflects certain financial information relating to each reportable segment for each of the six-month periods ended March 31, 2005 and 2004:

                                                                              Six Months
                                                                            Ended March 31,
                                                                   -----------------------------------
                                                                         2005               2004
                                                                   ------------------ ------------------
      Net sales:
        SecureAlert (PAL Services):
           Mobile emergency and personal
            security systems                                        $        135,410   $         217,293
                                                                   ------------------ ------------------

        Reagents                                                             266,276             284,216
                                                                   ------------------ ------------------
                                                                    $        401,686   $         501,509
                                                                   ================== ==================
      Net income (loss):
        SecureAlert (PAL Services)                                  $     (1,406,104)  $        (130,234)
        Reagents                                                               2,510              38,226
        Other (unallocated)                                               (1,937,956)         (1,886,915)
                                                                   ------------------ ------------------
                                                                    $     (3,341,550)  $      (1,978,923)

      Identifiable assets:
           SecureAlert (PAL Services)                                        739,750
           Reagents                                                          158,069                   5
           Other (unallocated)                                               373,415
                                                                    $      1,271,234


(12)    SUBSEQUENT EVENTS
        -----------------

Subsequent to March 31, 2005, the Company has entered into several debt obligations:

         a) The Board of Directors authorized the Company to raise $1.5 million in debt financing. The terms under this financing are 18% interest on the three-year notes, prepaid by issuing common stock. As of March 31, 2005, the Company has entered into agreements with these terms for a total of $280,000. Subsequent to March 31, 2005, the Company has raised an additional $220,000 for a total of $500,000.

         b) The Company borrowed $245,000 from an entity in April 2005. The terms are 17% interest, a loan origination fee of $10,000, and the loan would be paid back over 7 months. The first four months is interest only and the last three months is interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents, a wholly-owned subsidiary of RemoteMDx, Inc.

         c) During the quarter ended December 31, 2004, the Company borrowed $250,000 from an entity with an 8% interest rate payable by February 25, 2005. In May 17, 2005 as additional consideration, the Company agreed to re-price 571,428 options from $3.00 per share to $1.00 per share with an expiration date of December 10, 2009. Subsequent to March 31, 2005, this note has been converted into 600,000 shares of common.

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

General
-------

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the periods ended March 31, 2005 and 2004, no impairment of long-lived assets was recorded.

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

Three months ended March 31, 2005 Compared to Three months ended March 31, 2004

Net Sales

For the three months ended March 31, 2005, the Company had net sales of $194,167 compared to $299,568 for the three months ended March 31, 2004, a decrease of $105,401. The decrease in net sales resulted primarily from Reagent's largest customer ordering less product and one-time sells in the March 31, 2004, time period.

SecureAlert (PAL Services) had net sales of $66,465 during the three months ended March 31, 2005 compared to net sales of $159,341 for the three months ended March 31, 2004. These sales consisted of mobile emergency and personal security systems. No SecureAlert (PAL Services) customer accounted for 10% or more of its sales.

Reagents had revenues for the three months ended March 31, 2005 of $127,702, compared to $140,227 during the quarter ended March 31, 2004. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 26% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended March 31, 2005, cost of goods sold totaled $240,123 compared to $258,770 during the three months ended March 31, 2004, a decrease of $18,647. The decrease in cost of sales was due primarily to the decrease in net sales. SecureAlert's (PAL Services) cost of goods sold totaled $150,017 or 225% of SecureAlert's (PAL Services) net sales during the three months ended March 31, 2005. In addition, during the fiscal year ended September 30, 2004, the Company recorded an impairment of the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Although the sales of such phones during the period ended March 31, 2005, resulted in a lower cost of goods sold per unit based on the impairment at September 30, 2004, the actual margin on the sales for the period ended March 31, 2005 was still negative. The mobile emergency and personal security products are sold below cost in an effort to receive recurring revenues under future monitoring agreements. The Company has certain fixed costs associated with cost of goods sold such as the personnel and equipment required to maintain the monitoring service. As volume increases cost of goods sold as a percentage should decrease. Therefore, the Company incurs a negative gross margin on SecureAlert's (PAL Services) products. Reagents' cost of goods sold was $90,106 or 70% of Reagents' net sales during the three months ended March 31, 2005, compared to $85,788 or 61% of Reagents' net sales for the same period during the prior fiscal year. The increase in cost of sales was primarily due to an increase in production costs.

Research and Development Expenses

Research and development expenses were $397,084 for the three months ended March 31, 2005. These costs were incurred for the development of SecureAlert TrackerPal device and related services.

Amortization of Core Technology

Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert (PAL Services). Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $35,000 for the three months ended March 31, 2004. This asset was fully amortized during the year ended September 30, 2004.

Selling, General and Administrative Expenses

During the three months ended March 31, 2005, selling, general and administrative expenses were $955,181, compared to selling, general and administrative expenses in the prior year period of $797,649, an increase of $157,532. This increase relates primarily to an increase in travel, consulting and marketing costs. In addition, amounts allocated to selling, general, and administrative expenses in the three months ended March 31, 2004 included non-cash consideration of approximately $197,000 paid in the form of common stock, consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company as compared to approximately $304,000 related to such expenses for the three months ended March 31, 2005.

Interest Income and Expense

During the three months ended March 31, 2005, interest expense totaled $633,509 compared to $93,332 paid in the three months ended March 31, 2004. This amount consists primarily of non-cash interest expense of approximately $260,000 related to the issuance of common stock in settlement of various note obligations and $280,000 to record a beneficial conversion feature.

Six months ended March 31, 2005 Compared to Six months ended March 31, 2004

Net Sales

Net sales during the six months ended March 31, 2005 were $401,686 compared to $501,509 in net sales during the six months ended March 31, 2004, a decrease of $99,823. The decrease in net sales resulted primarily from Reagent's largest customer ordering less product and one-time sales during the March 31, 2004 quarter.

SecureAlert (PAL Services) had net sales of $135,410 during the six months ended March 31, 2005 compared to $217,293 during the six months ended March 31, 2004. Reagents' had sales for the six months ended March 31, 2005 of $266,276, compared to $284,216 during the same period in the prior fiscal year, a decrease of $17,940. This decrease is due to Reagent's largest customer ordering less products. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.

Cost of Goods Sold

During the six months ended March 31, 2005, cost of goods sold was $387,207 compared to $462,043 during the six months ended March 31, 2004, a decrease of $74,836. The decrease in cost of sales resulted primarily from having written off a large portion of the Company's inventory at September 30, 2004. SecureAlert's (PAL Services) cost of goods sold was $225,003 or 166% of net sales in the six months ended March 31, 2005, compared to $294,683 or 135% of net sales during the same period one year ago. In addition, during the fiscal year ended September 30, 2004, the Company recorded an impairment of the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Although the sales of such phones during the period ended March 31, 2005, resulted in a lower cost of goods sold per unit based on the impairment at September 30, 2004, the actual margin on the sales for the period ended March 31, 2005 was still negative. The mobile emergency and personal security products are sold below cost in an effort to receive recurring revenues under future monitoring agreements. The Company has certain fixed costs associated with cost of goods sold such as the personnel and equipment required to maintain the monitoring service. As volume increases cost of goods sold as a percentage should decrease. Reagents' cost of goods sold totaled $162,204 or 61% of net sales during the six months ended March 31, 2005, compared to $167,360 or 59% of net sales during the same period in the prior fiscal year. The increase as a percentage of net sales was primarily due to an increase in material and wages.

Research and Development Expenses

During the six months ended March 31, 2005 and 2004, research and development expense was $601,814 and $49,532, respectively, and consisted primarily of expenses associated with the development of SecureAlert's TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the six months ended March 31, 2005, selling, general and administrative expenses totaled $1,888,516 compared to $1,500,561 during the six months ended March 31, 2004, an increase of $387,955. This increase relates primarily to an increase in travel, consulting and marketing expenses. In addition, amounts allocated to selling, general, and administrative expenses in the six months ended March 31, 2004 included non-cash consideration of approximately $696,000 paid in the form of common stock and options granted to consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company compared to approximately $440,600 paid during the six months ended March 31, 2005.

Interest Income and Expense

During the six months ended March 31, 2005, interest expense totaled $872,492. This amount consists primarily of non-cash interest expense of $460,000 related to common stock issuances and common stock warrants under various debt obligations and $280,000 to record a beneficial conversion feature.

Discontinued Operations

The Company was previously engaged in the distribution of consumer electronics. Because of the Company's decision to pursue a business model to sell and service mobile security devices, and the significant market expansion costs required to continue its consumer electronic products distribution the Company discontinued the consumer electronics operations as of January 1, 2004. No revenues or income
(loss) was recorded from discontinued operations during the three and six months ended March 31, 2005 or the three months ended March 31, 2004. During the six months ended March 31, 2004, the Company recorded revenues and net income from discontinued operations of $99,515.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the six months ended March 31, 2005, the Company financed its operations primarily through borrowings from a related party and third parties and from the sale of debt and equity securities of the Company for net proceeds of $2,171,211.

As of March 31, 2005, the Company had unrestricted cash of $785,457 and a working capital deficit of $1,809,360, compared to unrestricted cash of $62,103 and a working capital deficit of $2,269,202 at September 30, 2004.

During the six months ended March 31, 2005, the Company's operating activities used cash of $1,443,637, compared to $1,208,788 of cash used during the six months ended March 31, 2004. The increase was primarily a result of an increase in selling, general and administrative expenses and research and development costs related to SecureAlert's TrackerPal device.

The Company used cash of $4,220 for investing activities during the six months ended March 31, 2005.

The Company's financing activities during the six months ended March 31, 2004 provided cash of $2,171,211 compared to $1,233,613 during the six months ended March 31, 2004. During the six months ended March 31, 2005, the Company had net proceeds of $793,500 from the issuance of debt, as well as net cash proceeds of $1,722,746 from the sale of its debentures and equity securities. Cash was decreased by $154,000 in payments to notes payable, and $190,535 in net payments on the related party line of credit.

The Company incurred a net loss of $3,341,550 during the six months ended March 31, 2005. As of March 31, 2005, the Company had a net tangible stockholders' deficit of $3,352,801 and an accumulated deficit of $72,821,555. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2004, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include raising capital from the sale of the Company's common stock or other debt and equity securities.

There is no assurance that the Company will be successful in its plans to raise capital or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.

Recent Developments

Subsequent to March 31, 2005, the Company has entered into several debt obligations:

         a) The Board of Directors authorized the Company to raise $1.5 million in debt financing. The terms under this financing are 18% interest on the three-year notes, prepaid by issuing common stock. As of March 31, 2005, the Company has entered into agreements with these terms for a total of $280,000. Subsequent to March 31, 2005, the Company has raised an additional $220,000 for a total of $500,000.
         b) The Company borrowed $245,000 from an entity in April 2005. The terms are 17% interest, a loan origination fee of $10,000, and the loan would be paid back over 7 months. The first four months is interest only and the last three months is interest and principle. This loan is secured by the stock and assets of Volu-Sol Reagents, a wholly-owned subsidiary of RemoteMDx, Inc.
         c) During the quarter ended December 31, 2004, the Company borrowed $250,000 from an entity with an 8% interest rate payable by February 25, 2005. In May 17, 2005 as additional consideration, the Company agreed to re-price 571,428 options from $3.00 per share to $1.00 per share with an expiration date of December 10, 2009. Subsequent to March 31, 2005, this note has been converted into 600,000 shares of common.


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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company issued 595,427 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

         o    50,000 shares for services rendered or to be rendered

         o    280,000 shares issued to prepay interest on a note., and

         o 265,427 shares were issued to pay accrued interest on Series B and C debentures.

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

10.06 Agreement and Plan of Merger (SecureAlert (PAL Services)) (previously filed as exhibit to Current Report on Form 8-K)

10.07 Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

10.08 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert (PAL Services)), dated August 3, 2001 (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

10.09 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert (PAL Services)), dated January 24, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.10 Amended and Restated Loan and Security Agreement (SunTrust Bank and SecureAlert (PAL Services)) dated March 1, 2002 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.11 Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001) 10.12 License Agreement between RemoteMDx, Inc. and SecureAlert (PAL Services), Inc. as licensor and Matsushita Electric Works, Ltd., as licensee, (April 12, 2002) Agreement with SecureAlert Entertainment, LLC, with amendments (January and June 2003) (previously filed)

10.13 Agreement with SAE (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended December 31,
              2002)

10.14 Agreement between the Company and SecureAlert Telematics (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2002)

10.15         Amendments to SAE Agreement (previously filed)

10.16 Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed)

31.1          Certification of President and Chief Executive Officer under
              Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b)       Reports on Form 8-K

During the quarter ended March 31, 2005, the Company filed no reports on Form
8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         REMOTEMDX, INC.



Date: June 15, 2005                      By:  /s/David G. Derrick
                                              --------------------
                                                  David G. Derrick,
                                                  Chief Executive Officer




Date: June 15, 2005                      By:  /s/Michael G. Acton
                                             --------------------
                                                  Michael G. Acton,
                                                  Principal Accounting Officer