Form 10QSB
period 2005-06-30
REMOTE MDX INC
filed 2005-08-19
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

On August 15, 2005, the issuer had a total of 36,228,207 shares of common stock issued and outstanding. The issuer also had a total of 24,752 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 9,158,321 shares, and 1,835,824 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of one share of common stock for each share of Series B Preferred Stock.

Transitional Small Business Disclosure Format (Check One): Yes     No X

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                                No.
                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005..............3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three and nine months ended June 30, 2005 and 2004..........................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the nine months ended June 30, 2005 and 2004....................................5

                  Notes to Unaudited Condensed Consolidated Financial Statements..................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................15

         Item 3.  Controls and Procedures........................................................19

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds......................................20

         Item 6.  Exhibits and Reports on Form 8-K...............................................20

         Signatures..............................................................................22



PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                 June 30, 2005
                                                                               -------------------
Assets
Current assets:
   Cash                                                                        $           319,276
   Restricted cash                                                                         178,739
   Accounts receivable, net of allowance for doubtful accounts of $27,000                  115,870
   Inventories, net of reserve of $145,050                                                  49,228
   Prepaid expenses                                                                         37,768
                                                                               -------------------
                Total current assets                                                       700,881
Property and equipment, net of accumulated depreciation of $489,737                        247,805
Other assets                                                                                34,877
                                                                               -------------------
                Total assets                                                   $           983,563
                                                                               ===================
Liabilities and Stockholders' Deficit
Current liabilities:
   Bank line of credit                                                         $           175,000
   Notes payable                                                                           829,006
   Related party note payable, net of debt discount of $6,427                              248,573
   Accounts payable                                                                      1,173,910
   Accrued liabilities                                                                     401,806
   Deferred revenue                                                                         14,475
   Dividends payable                                                                       123,930
   Common stock subject to mandatory redemption                                            196,000
                                                                               -------------------
                Total current liabilities                                                3,162,700

Long Term Liabilities:
     Convertible debentures, net of debt discount of $83,173                             1,235,366
     Notes payable, net of debt discount of $204,444                                       295,556
     Related party line of credit                                                           45,281
                                                                               -------------------
                         Total liabilities                                               4,738,903
                                                                               -------------------
Commitments and contingencies (Note 9)                                                   2,990,000
                                                                               -------------------

Series A Preferred stock of SecureAlert, Inc.
Stockholders' deficit:
   Preferred stock:
     Series A; 10% dividend, convertible, non-voting; $0.0001 par value;
       40,000 shares designated;                                                                 3
        24,752 shares outstanding (aggregate liquidation preference of $67,489)
     Series B; convertible; $0.0001 par value; 2,000,000 shares designated;
       1,835,824 shares outstanding (aggregate liquidation preference of                       184
       $5,687,820)
   Common stock;  $0.0001 par value; 50,000,000 shares authorized, 36,228,207                3,623
     shares outstanding
   Additional paid-in capital                                                           70,819,298
    Deferred consulting costs                                                             (781,284)
   Accumulated deficit                                                                 (76,787,164)
                                                                               -------------------
                Total stockholders' deficit                                             (6,745,340)
                                                                               -------------------
                Total liabilities and stockholders' deficit                    $           983,563
                                                                               ===================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                Nine months ended
                                                          June 30,                          June 30,
                                                   2005            2004             2005              2004
                                              ------------------------------------------------------------------
Net sales                                     $       234,249   $    407,249    $       635,935   $      908,758
Cost of goods sold                                     99,454        355,232            486,661          817,275
                                              ------------------------------------------------------------------
       Gross profit                                   134,795         52,017            149,274           91,483

Research and development expenses                     482,229              -          1,084,043           49,532
Selling, general and administrative expenses        3,466,895      1,547,169          5,505,561        3,047,730
Amortization of core technology                             -         35,000                  -          105,000
                                              ------------------------------------------------------------------
       Loss from operations                        (3,814,329)    (1,530,152)        (6,440,330)      (3,110,779)

Other income (expense):
   Other income                                           (46)        10,062              5,071           57,667
   Interest income                                      1,063          1,077              2,739            6,289
   Interest expense                                  (152,297)      (307,852)          (874,639)        (758,965)
                                              ------------------------------------------------------------------
           Loss before income taxes and
           discontinued operations                 (3,965,609)    (1,826,865)        (7,307,159)      (3,805,788)

Income tax benefit                                          -              -                  -                -
                                              ------------------------------------------------------------------
       Loss before discontinued operations         (3,965,609)    (1,826,865)        (7,307,159)      (3,805,788)

Income (loss) on discontinued operations,
net of tax                                                  -              -                  -           99,515
                                              ------------------------------------------------------------------
                Net loss                           (3,965,609)    (1,826,865)        (7,307,159)      (3,706,273)

Dividends on Series A preferred stock                (123,930)      (118,577)          (385,519)        (400,289)
                                              ------------------------------------------------------------------
                Net loss attributable to
                common stockholders           $    (4,089,539)  $ (1,945,442)   $    (7,692,678)  $   (4,106,562)
                                              ==================================================================
Net loss per common share from continuing
  operations - basic and diluted              $          (.12)  $       (.07)   $          (.24)  $         (.15)

Net income (loss) per common share from
  discontinued operations - basic and diluted $          0.00   $       0.00    $          0.00   $            -

Net loss per common share - basic and diluted $          (.12)  $       (.07)   $          (.24)  $         (.15)
                                              ==================================================================
Weighted average shares - basic and diluted        34,280,000     28,556,000         32,354,000       26,598,000
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

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                       2005              2004
                                                                                  ----------------------------------
Cash flows from operating activities:
   Net loss                                                                       $   (7,307,159)    $    (3,706,273)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      26,293             117,250
       Beneficial conversion feature recorded as interest expense                        280,000                   -
       Stock options and warrants issued for services                                  1,344,798                   -
       Amortization on debt discount                                                     100,129              26,229
       Amortization of deferred consulting and financing costs                           596,404             149,363
       Accretion of interest expense related to redeemable common stock                        -             483,659
       Common stock issued for services and interest                                     939,099             637,583
       Interest income on restricted cash                                                 (2,378)             (1,352)
       Increases in related party line of credit for service                             579,273             478,252
       Changes in operating assets and liabilities:

           Accounts receivable, net                                                      144,605            (179,077)
           Inventories                                                                    29,059             147,864
           Prepaid expenses and other assets                                             (55,141)            (44,815)
           Accounts payable                                                              467,902             303,909
           Accrued liabilities                                                           153,064              71,662
           Deferred revenue                                                                1,041              (1,254)
                                                                                  ----------------------------------
                Net cash used in operating activities                                 (2,703,011)         (1,517,000)
                                                                                  ----------------------------------
Cash flows used in investing activities:
   Purchase of property and equipment                                                   (162,416)            (95,511)
   Disposal of fixed assets                                                                2,392                   -
                                                                                  ----------------------------------
                Net cash used in investing activities                                   (160,024)            (95,511)
                                                                                  ----------------------------------
Cash flows from financing activities:
   Payments on purchase obligations to former SecureAlert shareholders                         -             (98,794)
   Net advances (payments) from related-party line of credit                            (581,538)            245,303
   Net payments on bank line of credit                                                         -                (105)

   Proceeds from issuance of redeemable common stock                                           -             225,000
   Proceeds from sale of debentures and common stock                                           -           1,239,888
   Proceeds from the issuance of SecureAlert Preferred Stock                           2,607,746                   -
   Proceeds from issuance of notes payable                                             1,258,000                   -
   Payments on notes payable                                                            (164,000)            (45,759)
                                                                                  ----------------------------------
                Net cash provided by financing activities                              3,120,208           1,565,533
                                                                                  ----------------------------------
Net increase (decrease) in cash                                                          257,173             (46,978)
Cash, beginning of period                                                                 62,103             136,894
                                                                                  ----------------------------------
Cash, end of period                                                               $      319,276     $        89,916
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

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                          Nine Months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                       2005                2004
                                                                                    (Unaudited)         (Unaudited)
                                                                                  ----------------------------------
Cash paid for interest and taxes:

   Cash paid for income taxes                                                     $            -     $             -

   Cash paid for interest                                                                104,376              93,554

Supplemental schedule of non-cash investing and financing activities:
   Issuance of shares of common stock in exchange
   for shares of Series A Preferred Stock                                                     94                 273

   Issuance  of Series A Preferred Stock as payment
   of accrued dividends                                                                  796,174                   -

   Issuance of shares of common stock in exchange
   for deferred consulting services and financing costs                                1,260,000             143,100

   Reduction of related party line-of-credit in exchange for
   exercise of common stock options                                                            -               1,620

   Use of restricted cash to pay debts                                                         -             375,681

   Accrual of Preferred Series A Stock dividends                                         385,519             400,289

   SecureAlert preferred stock issued to settle liabilities                              382,254                   -

   Conversion of debt and accrued interest converted into shares of
   stock                                                                                 437,330              33,640

   Reduction of subscription receivable                                                        -             400,000



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

         o Monitoring Services - Following activation, our MobilePAL(TM) and TrackerPAL customers pay a monthly monitoring fee and fees for additional services offered by our contract providers or by us. Our TrackerPAL device is still under development; therefore as of June 30, 2005 we did not have any activated TrackerPAL accounts or monitoring contracts.

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with MEW and from sales of telematics products and services under marketing agreements. "Telematics" means any wireless communication system designed for the collection and dissemination of data. To date these royalty agreements have not produced any royalty income.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

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

                                               Three months ended               Nine months ended
                                                   June 30,                        June 30,
                                              2005            2004             2005            2004
                                         --------------------------------------------------------------
Net loss  - as reported                  $  (3,965,609)  $  (1,826,865)  $   (7,307,159)  $  (3,706,273)

Deduct total stock based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   taxes                                             -        (102,771)         (11,194)       (112,647)
                                         --------------------------------------------------------------

Net loss - pro forma                     $  (3,965,609)  $  (1,929,636)  $   (7,318,353)  $  (3,818,920)
                                         --------------------------------------------------------------

Basic and diluted net loss per common
   share - as reported                   $        (.12)  $       (0.07)  $         (.22)  $       (0.14)
                                         --------------------------------------------------------------

Basic and diluted net loss per common
   share - pro forma                     $        (.12)  $       (0.07)  $         (.22)  $       (0.14)
                                         --------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  Nine Months Ended
                                                      June 30,
                                            --------------------------------
                                                2005            2004
                                            --------------------------------
         Expected dividend yield                      -                -
         Expected stock price volatility           106%              93%
         Risk-free interest rate                  3.72%            3.87%
         Expected life of options               5 years          5 years

The weighted average fair value using the Black-Scholes Option Pricing Model of options and warrants granted during the nine months ended June 30, 2005 and 2004 were $0.44 and $0.40, respectively.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of June 30, 2005 and 2004, there were approximately 20,436,000 and 20,146,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

(2)      INVENTORIES
         -----------

Substantially all items included in inventory are finished goods and consisted of the following as of June 30, 2005:

      Mobile emergency and personal  security  systems,
        net of reserve for obsolescence of $145,050               $ 15,429
      Reagent stains                                                33,799
                                                         ----------------
                                                                  $ 49,228
                                                         =================
(3)      ACCRUED LIABILITIES
         -------------------

Accrued liabilities consist of the following at June 30, 2005:

         Accrued tooling                                 $         116,000
         Accrued interest                                           87,441
         Accrued bonuses and director fees                         126,250
         Accrued payroll and employee benefits                      26,315
         Accrued property taxes                                     25,800
         Other accrued expenses                                     20,000
                                                         -----------------
                                                         $         401,806
                                                         =================

(4)      NOTES PAYABLE
         -------------

Notes payable consist of the following at June 30, 2005:

Note payable to a corporation, which
is a Series B Preferred stockholder, for
tooling expense incurred on the
development of the MobilPAL device. This
note bears interest at 5% and has
payments of $10,000 due monthly; matures
December 20, 2005.                                            $          95,830

Note payable to an individual with
interest at 5%, due April 25, 2005. This
note is currently in default. This note
was assumed by ADP Management, however the
Company has not been fully released by
the note holder.                                                        100,000

Notes payable to two individuals due
December 28, 2004. These notes are
currently in default. The interest
associated includes an expense for the
issuance of 200,000 warrants to each
lender for a total expense of $133,399,
resulting in an effective interest rate
of 76%. The warrants have an exercise
price of $1.00 per share expiring in 5
years from the date of issuance. This
amount was assumed by ADP Management,
however the Company has not been fully
released by the note holder.                                            100,000

Note payable to an individual with
interest at 12% due March 31, 2005. This
note is currently in default. This amount
was assumed by ADP Management, however
the Company has not been fully released
by the note holder.                                                     313,500

Note payable to an individual with
interest at 6%, with an option to convert
the loan into common shares at a price
equal to $0.54 per share. The note was
due April 25, 2005. This note is
currently in default. This note was
assumed by ADP Management, however
the Company has not been fully released
by the note holder.                                                      50,000

Notes payable to former SecureAlert
shareholders, with interest at 5%,
convertible into common stock of the
Company at $3.00 per share, payable in
installments of $80,000 per month until
paid in full.  These notes are currently
in default.                                                             169,676
                                                              -----------------

Total notes payable                                           $         829,006
                                                              =================

In addition to the short-term notes payable listed above, the Company also has a long-term note payable of $500,000 to two entities with interest at 18%, due in March and April 2008. The interest for the three year period was prepaid through the issuance of 500,000 shares of common stock. $220,000 of these notes payable are convertible at 50% of the market price, resulting in a beneficial conversion feature of $220,000. This beneficial conversion feature was recorded as debt discount and is being amortized over the life of the notes. As of June 30, 2005, the remaining discount was $204,444.

(5)      BANK LINE OF CREDIT
         -------------------

As of June 30, 2005, the Company had $175,000 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus ..25% (6% at June 30, 2005), matures on April 11, 2006, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $178,739.

(6)      COMMON STOCK SUBJECT TO MANDATORY REDEMPTION
         --------------------------------------------

As of June 30, 2005, the Company had 217,185 shares subject to a mandatory redemption feature at prices ranging from $0.54 to $3.00 per share. The total redemption value of $196,000 is included in current liabilities. ADP Management has assumed $96,000 of this amount, however, to date, the Company has not been released of this obligation by the holder of the redeemable shares. The mandatory redemption feature terminates when the Company's common stock is listed on a national exchange.

(7)      RELATED-PARTY LINE OF CREDIT AND NOTE
         -------------------------------------

As of June 30, 2005, the Company had borrowed $45,281 from ADP Management, an entity owned and controlled by two of the Company's officers and directors, under a line of credit agreement. These advances bear interest at 5.0% and are due on demand. During the nine months ended June 30, 2005, the net decrease in the related party line of credit was $177,265. The net decrease of $177,265 consisted of net cash repayments during the nine months of $581,538, net increases of $579,273 related to a monthly management fee owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company, and a decrease of $175,000 for the purchase of SecureAlert (PAL Services) preferred stock. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

In addition, the Company entered into a loan with an entity controlled by an employee of the Company. The terms are 17% interest, a loan origination fee of $10,000,with principle and interest due November 13, 2005. The first four months are interest only and the last three months are interest and principle. This loan is secured by the stock and assets of Volu-Sol Reagents, a wholly-owned subsidiary of RemoteMDx, Inc. As of June 30, 2005, the balance net of the debt discount was $248,573.

(8)      CONVERTIBLE DEBENTURES
         ----------------------

During the year ended September 30, 2004, the Company completed an offering of Series B 10% Convertible Debentures and Series C 10% Convertible Debentures. In connection with this offering, the Company also issued 980,406 shares of common stock at $.54 per share. In addition, in connection with the offering, the Company issued 291,168 shares of common stock as origination shares, or as incentive to the investors. Net proceeds received from the offering, after paying commissions, legal fees, and other accrued expenses were approximately $1,522,000. The gross amount of the offering of $1,800,000 was allocated between the debentures and common shares issued as follows: $1,270,584 allocated to the debentures and $529,416 allocated to the common shares issued. The 291,168 origination shares were valued at $157,231 based on the fair market value of the common stock of $.54 per share. Of the $157,231 total value of the incentive shares issued, $110,986, or 205,530 shares, was allocated to the debentures and recorded as a discount and the remaining $46,245, or 85,638 shares, was allocated to the common shares issued and netted against the amount recorded for the issuance. These allocations were determined based on the percentage of gross proceeds allocated to the debentures (70.59%) and common stock issued (29.41%). The total discount recorded on the debentures at issuance consisted of the incentive shares noted above of $110,986 and additional offering costs of $105,939 for a total discount of $216,925. In addition, the first six months of interest on both the Series B & C debentures were added to the debentures. As of June 30, 2005, the balance of the debt discount was $83,173, thus resulting in a net balance of convertible debentures of $1,235,366 at June 30, 2005. The Debentures are convertible automatically into Common Stock upon the closing of an equity or debt offering by the Company with gross proceeds of at least $5,000,000 Qualified Offering at a conversion price equal to 80% of the pre-money valuation of the Common Stock immediately prior to the closing of the qualified Offering; provided, however, that the gross proceeds raised pursuant to this Offering may be counted toward, at the sole discretion of the Company, such Qualified Offering amount, solely for the purposes of determining such Qualified Offering amount. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months capitalized and due in February 2007; thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each Closing, subject to the conversion as indicated above.

(9)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

During April 2005, a note holder converted a $250,000 note payable into 600,000 shares of commons stock. Pursuant to the terms of the associated conversion agreement, if certain circumstances occur after December 31, 2005, the former note holder may require the Company's CEO and President to personally repurchase all or a portion of the 600,000 shares of common stock at $.50 per share. Due to the relationship of the CEO and President to the Company, the Company may provide the funding to repurchase these shares from the former note holder should the certain circumstances occur and the former note holder require the repurchase of all or a portion of the shares.

(10)     PREFERRED STOCK
         ---------------

Series A 10 % Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the nine months ended June 30, 2005, a total of 2,544 shares of Series A Preferred Stock were converted into 941,396 shares of common stock. As of June 30, 2005, there were 24,752 shares of Series A Preferred Stock outstanding, which represents 9,158,321 common stock equivalents at a conversion rate of 370 for 1.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the nine months ended June 30, 2005 and 2004, the Company recorded $385,519 and $400,289, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through June 30, 2005, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

         o During the nine months ended June 30, 2005, the Company issued 3,981 shares of Series A preferred stock in satisfaction of accrued dividends on Series A preferred stock of $796,174.

Series B Convertible Preferred Stock

In April 2002, the Company sold 1,835,824 shares of Series B Preferred Stock for $3,366,273. Of these issuances 1,000,000 shares were sold to Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). The Series B preferred stock shareholders were granted an anti-dilution right on the common stock conversion feature of the Series B shares purchased. If the Company should at any time issue or sell its common stock or any security exercisable into common stock for an equivalent value of less than $3.00 per share, then the conversion price of the Series B shares into common stock will be adjusted to the common stock equivalent value of those securities sold. On December 12, 2003, the holders of a majority of the outstanding shares of Series B Preferred Stock, including MEW, waived their rights under the anti-dilution provisions of the Series B Preferred Stock designation of rights and preferences and under other agreements with the Company through that date. The Company may redeem the Series B Preferred Stock at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption. As of June 30, 2005, the Company had not exercised its option to redeem shares of Series B Preferred Stock.

SecureAlert, Inc. (PAL Services) Preferred Shares

During the nine months ended June 30, 2005, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its wholly-owned subsidiary, SecureAlert, Inc., (PAL Services) to establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of the SecureAlert's (PAL Services) assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, (PAL Services) at the rate of $1.50 per day times the number of the SecureAlert's (PAL Services) parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385/Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert (PAL Services) averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert (PAL Services) on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of the Company. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of the SecureAlert, Inc. (PAL Services). During the nine months ended June 30, 2005, the Company sold 2,990,000 of these shares for consideration of $2,990,000. Included in the total consideration was $382,254 issued as settlement of liabilities and cash proceeds of $2,607,746. The Company is currently in the process of closing approximately $500,000 to complete this offering. Because the preferred stock sold was Series A Preferred Stock of the Company's subsidiary, SecureAlert, Inc., the consideration received from the sale in the amount of $2,990,000 has been recorded similar to minority interest as a separate component of the balance sheet outside of permanent equity.

(11)     COMMON STOCK
         ------------

During the nine months ended June 30, 2005, the Company issued 4,832,969 shares of common stock as follows:

         o    2,362,111 shares were issued for services performed.

         o 953,895 shares were issued from Series A Preferred stock conversions.

         o    500,000 shares were issued for prepaid interest on a note payable.

         o 640,000 shares were issued from conversion of debts and extending maturity date on a note and put option.

         o 376,963 shares were issued as payment of interest on the Series B and Series C Debentures.

Common Stock Subject to Redemption

Of the shares of common stock outstanding at June 30, 2005, a total of 217,185 shares are subject to redemption. These shares are redeemable by the Company for $196,000.

Common Stock Options and Warrants

Options and warrants to purchase a total of 9,441,043 shares of common stock were outstanding at June 30, 2005 with a weighted average exercise price of $0.68 per share.

(12)     SEGMENT INFORMATION
         -------------------

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended June 30, 2005 and 2004:

                                                     Three Months
                                                    Ended June 30,
                                         --------------------------------------
                                                2005               2004
                                         --------------------------------------
Net sales:
    RemoteMDx Royalty                     $           2,926      $          -
    SecureAlert (PAL Services):
      Mobile emergency and personal
        security systems                             78,290             267,898

  Reagents                                          153,033             139,351
                                         ------------------- ------------------
                                            $       234,249  $          407,249
                                         =================== ==================
Net income (loss):
  SecureAlert (PAL Services)                       (992,447)            (73,312)
  Reagents                                           27,550              15,469
  Other (unallocated)                            (3,000,712)         (1,769,022)
                                         ------------------- ------------------
                                            $    (3,965,609) $       (1,826,865)
                                         =================== ==================

The following table reflects certain financial information relating to each reportable segment for each of the nine-month periods ended June 30, 2005 and 2004:
                                                      Nine Months
                                                    Ended June 30,
                                         --------------------------------------
                                                2005               2004
                                         --------------------------------------
Net sales:
    RemoteMDx Royalty                       $         5,786  $                -

  SecureAlert (PAL Services):
     Mobile emergency and personal
       security systems                             210,840             485,191

  Reagents                                          419,309             423,567
                                         ------------------ -------------------
                                            $       635,935  $          908,758
                                         ================== ===================
Net income (loss):
  SecureAlert (PAL Services)                $    (2,398,551) $         (134,871)
  Reagents                                           30,060              72,832

  Other (unallocated)                            (4,938,668)         (3,644,234)
                                         ------------------ -------------------
                                            $    (7,307,159) $       (3,706,273)
                                         ================== ===================
Identifiable assets:
     SecureAlert (PAL Services)                     732,080
     Reagents
     Other (unallocated)                            192,055
                                                     59,428
                                                  ---------
                                                  $ 983,563
                                                  =========

(13)    SUBSEQUENT EVENTS
        -----------------

Subsequent to the quarter ended June 30, 2005, the Board of Directors authorized the Company to issue $1.5 million in Series B convertible notes. The terms under this financing are 18% interest on the three-year notes, prepaid by issuing common stock. The Notes may be converted at any time from the date of purchase through June 1, 2008. The conversion price will be 50% of Fair Market Value ("FMV"). FMV will be determined by taking the 20 day average ask quotation on a National Trading Exchange. Subsequent to June 30, 2005, the Company has received gross proceeds of $910,000 from the sale of the Series B convertible notes.

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

General

RemoteMDx, Inc. ("RemoteMDx" or the "Company") markets and sells patented wireless location technologies and the related monitoring services, and develops, markets and sells personal security, senior supervision, and health monitoring devices and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center. The products are manufactured by the Company's equity and technology partner, Matsushita Electric Works ("MEW"). These devices include a mobile emergency response device, MobilePAL(TM), which can locate persons in distress, no matter where they may be, and dispatch the closest emergency service to their location. The Company has recently developed and has several working prototypes of a tracking device, TrackerPAL, which is intended to be used to monitor convicted offenders in the criminal justice system. The Company believes that its technologies and services will benefit the healthcare and penal system as they allow both care providers and law enforcement officials to respond immediately to a medical event or criminal activity. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers.

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

         o Monitoring Services - Following activation, our MobilePAL(TM) and TrackerPAL customers may pay a monthly monitoring fee and fees for additional services offered by our contract providers or by us.

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with MEW and from sales of telematic products and services under marketing agreements. "Telematic" means any wireless communication system designed for the collection and dissemination of data. To date these royalty agreements have not produced any royalty income.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency, the parolee and probation market, and the health monitoring industries. Until the beginning of calendar 2003, most of our revenues were provided by the distribution of consumer electronics through a business acquired by a wholly owned subsidiary, SecureAlert, Inc. ("SecureAlert") (PAL Services) in July 2001. As of January 1, 2004, we discontinued the consumer electronics business. All revenues and operations related to the sale of the consumer electronics have been reflected in the financial statements as discontinued operations. With our decision to refocus our business and product development efforts on the mobile health and emergency monitoring and law enforcement industries, which previously comprised a smaller part of our business, we discontinued the distribution of consumer electronics and automotive telematic products during 2003.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the periods ended June 30, 2005 and 2004, no impairment of long-lived assets was recorded.

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

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net Sales

For the three months ended June 30, 2005, the Company had net sales of $234,249 compared to $407,249 for the three months ended June 30, 2004, a decrease of $173,000. The decrease in net sales resulted primarily from SecureAlert's (PAL Services) bulk sales in the June 30, 2004 time period.

SecureAlert (PAL Services) had net sales of $78,290 during the three months ended June 30, 2005 compared to net sales of $267,898 for the three months ended June 30, 2004. These sales consisted of mobile emergency and personal security systems. No SecureAlert (PAL Services) customer accounted for 10% or more of its sales.

Reagents had revenues for the three months ended June 30, 2005 of $153,033, compared to $139,351 during the quarter ended June 30, 2004. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific is a significant customer of Reagents, accounting for 27% of Reagents' sales during the period. No other Reagents' customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended June 30, 2005, cost of goods sold totaled $99,454 compared to $355,232 during the three months ended June 30, 2004, a decrease of $255,778. The decrease in cost of goods sold was due primarily to the decrease in net sales. SecureAlert's (PAL Services) cost of goods sold totaled $19,687 or 25% of SecureAlert's (PAL Services) net sales during the three months ended June 30, 2005. In addition, during the three months ended June 30, 2004, the Company recorded an impairment of $6,329 related to the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Reagents' cost of goods sold was $79,767 or 52% of Reagents' net sales during the three months ended June 30, 2005, compared to $85,788 or 61% of Reagents' net sales for the same period during the prior fiscal year. The decrease in cost of goods sold was primarily due to a decrease in production costs.

Research and Development Expenses

Research and development expenses were $482,229 for the three months ended June 30, 2005. These costs were incurred for the development of SecureAlert (PAL Services) TrackerPal device and related services.

Amortization of Core Technology

Core technology primarily represents patents in the area of remote security and medical alert devices received in the acquisition of SecureAlert (PAL Services). Core technology is amortized using the straight-line method over an estimated useful life of three years and totaled $35,000 for the three months ended June 30, 2004. This asset was fully amortized during the year ended September 30, 2004.

Selling, General and Administrative Expenses

During the three months ended June 30, 2005, selling, general and administrative expenses were $3,466,895, compared to selling, general and administrative expenses in the prior year period of $1,547,169, an increase of $1,919,726. This increase relates primarily to an increase in travel, consulting and marketing costs. Travel expense increased from $107,975 during the three months ended June 30, 2004 to $219,611 in the comparable period in 2005. The Company incurs significant travel expenses in the development and marketing of its products as well as it continues efforts to raise additional capital through the issuance of debt or equity instruments. Consulting expense increased from $207,613 in the three months ended June 30, 2004 to $1,831,371 in the comparable period in 2005. The majority of the consulting expense for the 2005 period, approximately $1.7 million, is related to stock and stock options issued to the Company's Chief Executive Officer and President. Approximately $80,000 is related to stock issued to consultants for the development of the wireless technology in the Company's products and marketing services. Selling, general, and administrative expenses for the three months ended June 30, 2005 included non-cash consideration of approximately $1,823,000 paid in the form of common stock and options to consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company as compared to approximately $824,000 related to such expenses for the three months ended June 30, 2004.

Interest Income and Expense

During the three months ended June 30, 2005, interest expense totaled $152,297 compared to $307,852 paid in the three months ended June 30, 2004. This amount consists primarily of non-cash interest expense of approximately $145,000 related to the issuance of common stock in settlement of various note obligations.

Nine months ended June 30, 2005 compared to nine months ended June 30, 2004

Net Sales

Net sales during the nine months ended June 30, 2005 were $635,935 compared to $908,758 in net sales during the nine months ended June 30, 2004, a decrease of $272,823. The decrease in net sales resulted primarily from SecureAlert's (PAL Services bulk sales during the June 30, 2004 quarter.

SecureAlert (PAL Services) had net sales of $210,840 during the nine months ended June 30, 2005 compared to $485,191 during the nine months ended June 30, 2004. Reagents' had sales for the nine months ended June 30, 2005 of $419,309, compared to $423,567 during the same period in the prior fiscal year, a decrease of $4,258. This decrease is due to Reagent's largest customer ordering less products. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.

Cost of Goods Sold

During the nine months ended June 30, 2005, cost of goods sold was $486,661 compared to $817,275 during the nine months ended June 30, 2004, a decrease of $330,614. The decrease in cost of goods sold resulted primarily to the decrease in net sales. SecureAlert's (PAL Services) cost of goods sold was $244,639 or 116% of net sales in the nine months ended June 30, 2005, compared to $577,020 or 119% of net sales during the same period one year ago. In addition, during the nine months ended June 30, 2004, the Company recorded an impairment of $23,358 related to the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Although the sales of such phones during the period ended June 30, 2005, resulted in a lower cost of goods sold per unit based on the impairment at September 30, 2004, the actual margin on the sales for the period ended June 30, 2005 was still negative. The mobile emergency and personal security products are sold below cost in an effort to receive recurring revenues under future monitoring agreements. The Company has certain fixed costs associated with cost of goods sold such as the personnel and equipment required to maintain the monitoring service. As volume increases, cost of goods sold as a percentage should decrease. Reagents' cost of goods sold totaled $241,972 or 57% of net sales during the nine months ended June 30, 2005, compared to $240,255 or 57% of net sales during the same period in the prior fiscal year. The increase as a percentage of net sales was primarily due to an increase in material and wages.

Research and Development Expenses

During the nine months ended June 30, 2005 and 2004, research and development expense was $1,084,043 and $49,532, respectively, and consisted primarily of expenses associated with the development of SecureAlert's (PAL Services) TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2005, selling, general and administrative expenses totaled $5,505,561 compared to $3,047,730 during the nine months ended June 30, 2004, an increase of $2,457,831. This increase relates primarily to an increase in travel, consulting and marketing expenses. Travel expense increased from $208,366 during the nine months ended June 30, 2004 to $308,564 in the comparable period in 2005. The Company incurs significant travel expenses in the development and marketing of its products as well as it continues efforts to raise additional capital through the issuance of debt or equity instruments. Consulting expense increased from $380,346 in the nine months ended June 30, 2004 to $2,165,794 in the comparable period in 2005. The majority of the consulting expense for the 2005 period, approximately $1.7 million, is related to stock and stock options issued to the Company's Chief Executive Officer and President. Approximately $300,000 is related to stock issued to consultants for the development of the wireless technology in the Company's products and marketing services. Selling, general, and administrative expenses for the nine months ended June 30, 2005 included non-cash consideration of approximately $2,519,000 paid in the form of common stock and options granted to consultants and creditors in lieu of cash compensation and as consideration for services provided to the Company compared to approximately $1,278,000 paid during the nine months ended June 30, 2004.

Interest Income and Expense

During the nine months ended June 30, 2005, interest expense totaled $874,639. This amount consists primarily of non-cash interest expense of approximately $540,000 related to common stock issuances and common stock warrants under various debt obligations and $280,000 to record a beneficial conversion feature.

Discontinued Operations

The Company was previously engaged in the distribution of consumer electronics. Because of the Company's decision to pursue a business model to sell and service mobile security devices, and the significant market expansion costs required to continue its consumer electronic products distribution, the Company discontinued the consumer electronics operations as of January 1, 2004. No revenues or income
(loss) was recorded from discontinued operations during the three and nine months ended June 30, 2005 or the three months ended June 30, 2004. During the nine months ended June 30, 2004, the Company recorded net income from discontinued operations of $99,515.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the nine months ended June 30, 2005, the Company financed its operations primarily through the sale of SecureAlert Series A Preferred Stock and from borrowings from third parties.

As of June 30, 2005, the Company had unrestricted cash of $319,276 and a working capital deficit of $2,461,819, compared to unrestricted cash of $62,103 and a working capital deficit of $2,269,202 at September 30, 2004.

During the nine months ended June 30, 2005, the Company's operating activities used cash of $2,703,011, compared to $1,517,000 of cash used during the nine months ended June 30, 2004. The increase was primarily a result of an increase in selling, general and administrative expenses and research and development costs related to SecureAlert's (PAL Services) TrackerPal device.

The Company used cash of $160,024 for investing activities during the nine months ended June 30, 2005.

The Company's financing activities during the nine months ended June 30, 2005 provided cash of $3,120,208 compared to $1,565,533 during the nine months ended June 30, 2004. During the nine months ended June 30, 2005, the Company had net proceeds of $1,258,000 from the issuance of debt, as well as net cash proceeds of $2,607,746 from the sale of SecureAlert Series A Preferred Stock. Because the preferred stock sold was Series A Preferred Stock of the Company's subsidiary, SecureAlert, Inc., the consideration received from the sale in the amount of $2,990,000 has been recorded similar to minority interest as a separate component of the balance sheet outside of permanent equity. Cash was decreased by $164,000 in payments to notes payable, and $581,538 in net payments on the related party line of credit.

The Company incurred a net loss of $7,307,159 during the nine months ended June 30, 2005. As of June 30, 2005, the Company had a net tangible stockholders' deficit of $6,745,340 and an accumulated deficit of $76,787,164. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2004, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include raising capital from the sale of the Company's common stock or other debt and equity securities.

There is no assurance that the Company will be successful in its plans to raise capital or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.

Subsequent to the quarter ended June 30, 2005, the Board of Directors authorized the Company to issue $1.5 million in Series B convertible notes. The terms under this financing are 18% interest on the three-year notes, prepaid by issuing common stock. The Notes may be converted at any time from the date of purchase through June 1, 2008. The conversion price will be 50% of Fair Market Value ("FMV"). FMV will be determined by taking the 20 day average ask quotation on a National Trading Exchange. Subsequent to June 30, 2005, the Company has received gross proceeds of $910,000 from the sale of the Series B convertible notes.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related to the failure to properly account for and disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-QSB. In addition, we have not created a "Disclosure Controls Committee" to monitor and follow up on our processes to assure disclosures are complete and accurate; however, we intend to have such a committee in place by October 1, 2005. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Based on the matter identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Audit Committee.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended June 30, 2005, the Company issued 4,210,043 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

         o    2,312,111 shares for services rendered or to be rendered.

         o 941,396 shares were issued from Series A Preferred stock conversions.

         o    220,000 shares issued to prepay interest on a note.

         o 625,000 shares were issued from conversion of debts and extending maturity date on a note.

         o 111,536 shares were issued to pay accrued interest on Series B and C debentures.

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

         10.16       Agreement with ADP Management, Derrick and Dalton (April
                     2003) (previously filed)

         31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

         32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b)       Reports on Form 8-K

During the quarter ended June 30, 2005, the Company filed no reports on Form
8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      REMOTEMDX, INC.



Date: August 17, 2005                 By:      /s/ David G. Derrick
                                           ---------------------------------

                                               David G. Derrick,
                                               Chief Executive Officer




Date: August 17, 2005                 By:      /s/ Michael G. Acton
                                          ----------------------------------
                                               Michael G. Acton,
                                               Principal Accounting Officer