Form 10KSB
period 2005-09-30
REMOTE MDX INC
filed 2005-12-30
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                                    For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                   For transition period from _____ to _______ .

Commission file number 0-23153

                                 REMOTEMDX, INC.
                 (Name of small business issuer in its charter)

         UTAH                                                    87-0543981
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

150 West Civic Center Drive
Suite 400
Sandy, Utah                                                        84070
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (801) 563-7171

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended September 30, 2005 were $861,868.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 15, 2005 was $37,527,000.

There were 54,195,221 shares of common stock of the registrant outstanding as of December 15, 2005.

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


                                                                                                                Page
                                                                                                                 No.
                                                                                                                ----
PART I.

Item 1.    Description of Business................................................................................3

Item 2.    Description of Property...............................................................................11

Item 3.    Legal Proceedings.....................................................................................12

Item 4.    Submission of Matters to a Vote of Security Holders...................................................12

PART II.

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of
           Equity Securities.....................................................................................12

Item 6.    Management's Discussion and Analysis or Plan of Operation.............................................14

Item 7.    Financial Statements..................................................................................28

Item 8.    Changes In and Disagreement with Accountants on Accounting and Financial Disclosure...................28

Item 8A.   Controls and Procedures...............................................................................28

Item 8B.   Other Information.....................................................................................29

PART III

Item 9.    Directors and Executive Officers of the Registrant....................................................29

Item 10.   Executive Compensation................................................................................31

Item 11.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters...........................................................................34

Item 12.   Certain Relationships and Related Transactions........................................................36

Item 13.   Exhibits, List and Reports on Form 8-K................................................................36

Item 14.   Principal Accountant Fees and Services................................................................38

Signatures ......................................................................................................39

                                     PART I

Item 1. Description of Business


General

RemoteMDx, Inc. ("RemoteMDx" or the "Company") markets and sells patented wireless location technologies and the related monitoring services, and develops, markets and sells personal security, senior supervision, and health monitoring devices and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center. These devices include a mobile emergency response device, MobilePAL(TM), which can locate persons in distress, no matter where they may be, and dispatch the closest emergency service to their location. The Company has recently developed and has numerous pre-production models of a tracking device, TrackerPAL, which will be used to monitor convicted offenders in the criminal justice system. The Company believes that its technologies and services will benefit the healthcare and penal system as they allow both care providers and law enforcement officials to respond immediately to a medical event or criminal activity. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers.

The Company's primary health monitoring market consists of approximately 35 million Americans over the age of sixty-five. Of these 35 million seniors, it is estimated that 9.7 million currently live alone. However, in most cases, the Company anticipates that the senior customers will not purchase the Company's products for themselves. Instead, based on the Company's experience, the Company believes that it would be more effective to target the children or caregivers of these seniors. Therefore, the primary target market is children, friends, and spouses of these individuals.

Additionally, the Company has identified a growing need in the parole/probation market, which in 2003, consisted of 4.9 million adults in the criminal justice system at any given time. In order to meet the needs of this growing demand, the Company has developed TrackerPAL that works in conjunction with our monitoring center. To date the Company has not received any revenue from this market.

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

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with Matsushita Electric Works ("MEW") and from sales of telematic products and services under marketing agreements. "Telematic" means any wireless communication system designed for the collection and dissemination of data. To date these royalty agreements have not produced any royalty income.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency, the parolee and probation market, and the health monitoring industries. Until the beginning of calendar 2003, most of our revenues were provided by the distribution of consumer electronics through a business acquired by a wholly-owned subsidiary, SecureAlert, Inc. ("SecureAlert"), in July 2001. As of January 1, 2004, we discontinued the consumer electronics business. All revenues and operations related to the sale of the consumer electronics have been reflected in the financial statements as discontinued operations. With our decision to refocus our business and product development efforts on the mobile health and emergency monitoring and law enforcement industries, which previously comprised a smaller part of our business, we discontinued the distribution of consumer electronics and automotive telematic products during 2003.

Background

We have been engaged in our original business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. Since 1997 this business has been conducted through a wholly-owned subsidiary, Volu-Sol Reagents Corporation. Our remote health monitoring and diagnostic business is conducted under the names "Remote Medical Diagnostics" and "RemoteMDx." In July 2001, we acquired and now operate the business conducted by SecureAlert. SecureAlert's business involves manufacturing and marketing mobile emergency and personal health monitoring systems, and also will focus on the parolee and probation market.

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

In April 2002, we entered into a manufacturing and product development agreement with MEW. This strategic alliance included an equity investment in the Company by MEW and an arrangement under which MEW was designated our preferred manufacturer, and the Company agreed to act as MEW's preferred worldwide service provider for GPS products. During 2002 and 2003, working with MEW and another manufacturer, we successfully designed and began to market products that combine cellular technology, including our patented single-button emergency feature, and GPS, allowing the two systems to work simultaneously in a single unit. No services were performed by MEW during fiscal year 2005.

Marketing

Over the past three years, we have developed our menu of services and core technology, which we refer to as the Personal Assistant Link ("PAL(TM)") Services Network. Gross revenues for the year ended September 30, 2005, were $861,868. We look to expand our sales of these products and services by relying on and establishing our distribution network. In fiscal year 2004, approximately 46% of our revenues were derived from the sale of PAL products and services. In fiscal year 2005, approximately 29% of our revenues were derived from the sale of PAL products and services. We expect to see this percentage to increase in the future as we pursue our business plan to emphasize these services. This sales effort will be focused on the homebound Personal Emergency Response System ("PERS") industry and the parole/probation market.

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

In addition to the PERS market, we will also focus our efforts in the parole and probation market. According to 2003 Bureau of Justice Statistics, in the United States there are a record number 4.9 million adult men and women who are on supervised probation or parole. This number is expected to continue to grow as state budget deficits are requiring prisons to be closed, putting additional pressure on the already swelling parole and probation market. In 2003 the total adult correctional population, including those incarcerated and those being supervised in the community, was 6.9 million and growing at the rate of 2.4% per year. This equaled 3.2% of the U.S. population or about 1 in every 32 adults.

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

During the year ended September 30, 2005, we spent $1,766,791 on research and development. This compares to $205,341 spent on research and development for the year ended September 30, 2004.

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

The Parolee Tracking Device ("PTD") System requires the design and development of four devices:

         o    Ankle electronics, a wireless body worn tracking device;
         o PTD-Cuff, a single use band used to fasten the ankle electronics to the offender;
         o    Fixture for charging up to 2 batteries at once; and
         o Rechargeable battery pack, a custom tooled battery used to power the ankle device.

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

         o    Ability to track device online;

         o    Waterproof;

         o    Active Monitoring;

         o    Enhanced GPS/GSM location;

         o    Web based real-time tracking;

         o    Inclusion and exclusion alarms; and

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

Remotely Controllable Thermostat                            6,260,765               7/17/2001               Issued

Radiotelephone for Emergency Use Only (Design)               D440,954 S             4/24/2001               Issued

Interference Structure for Emergency
Response System Wristwatch                                  6,366,538              04/02/2001               Issued

Emergency Phone with Single-Button Activation               6,630,732              10/21/2003               Issued

                                                          China - 01807350.6          10/5/05               Issued

Emergency Phone with Alternate Number                                                                  Awaiting Office
Calling Capability                                         09/684,831              10/10/2000              Action

                                                                                                       Examination in
Remote Tracking and Communication Device                US 11/202,427                08/10/05             Progress

Emergency Phone with Single-Button                      PCT/US0109871             3/28/2001             Entered
Activation                                                                                             National phase

                                                                                                       Examination in
                                                         EPC- 01924386.4           09/27/2002             Progress

                                                                                                       Examination in
                                                         Japan-2001-571568         09/25/2002             Progress

Strategic Relationships

We believe one of the Company's strengths is the high quality of our strategic alliances. Our primary alliances are described below.

         Matsushita Electric Works, Ltd

MEW grew out of a company founded by Konosuke Matsushita in 1918. This forerunner of MEW was incorporated as a public company in 1935, as the successor of the wiring device business initiated by the original firm. MEW shares the same origin with Matsushita Electric Industrial Co., Ltd. ("MEI"), which also owns the Panasonic(R) brand name. According to its published reports filed with the Securities and Exchange Commission, MEI's revenues in 2004 were approximately $81 billion. The Matsushita Group of companies is recognized as one of the world's largest corporate groups. This strategic alliance included an equity investment in the Company by MEW and an arrangement under which MEW was designated our preferred manufacturer, and the Company agreed to act as MEW's preferred worldwide service provider for GPS products. No services were provided by MEW during fiscal year 2005.

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

Dependence on Major Customers

During fiscal year 2005, one customer accounted for more than 10% of sales. Fisher Scientific accounted for approximately 17% ($148,500) of sales. The loss of this customer may result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with this customer that would require them to purchase a specific amount of product from us.

Dependence on Major Suppliers

During 2004, the Company entered into a cellular agreement with a national cellular carrier. If this significant supplier were to cease providing product or services to it, the Company would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect its business and financial condition.

Employees

As of December 2005, the Company had 22 full time employees and 4 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and management believes that the relations with employees are good.

Item 2.  Description of Property

Company headquarters are located in leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as the manufacturing, warehouse and shipping facilities for Volu-Sol Reagents Corporation. This lease has been renewed and now expires in November 2010 with monthly base rent of $5,750, subject to annual adjustments according to changes in the Consumer Price Index.

The Company has entered into a 40 month lease for approximately $11,750 per month, in March 2005, consisting of approximately 7,500 square feet of office space at 150 West Civic Center Drive, Sandy Utah. This facility will initially serve as our monitoring center and will eventually serve as corporate headquarters of SecureAlert, Inc., a wholly-owned subsidiary of RemoteMDx, Inc. The Company moved into these facilities during the fourth fiscal quarter of 2005.

Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations. As the Company continues to grow, additional facilities or the expansion of existing facilities likely will be required.

Item 3.  Legal Proceedings

On November 15, 2002, Oakwood Homes Corporation and certain of its affiliates (collectively "OHC") commenced a voluntary case under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware, Case No. 02-13396 (the "Bankruptcy Action"). In these actions the Trust claims that OHC made preferential payments totaling approximately six hundred nine thousand dollars ($609,000) during the 90 days preceding the commencement of the Bankruptcy Action. The Trust seeks a judgment against SecureAlert for recovery and avoidance of these payments. SecureAlert has vigorously defended these claims and has settled the entire amount for three payments of $9,000 each. The first payment was made in September 2005 and the final two payments were made subsequent to September 30, 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "RMDX.OB." The following table sets forth, for the fiscal periods indicated, the range of high and low sales bid prices for our common stock. Bid prices reflect inter-dealer prices and may not represent actual transactions. The sales information is available online at http://otcbb.com.


                              Ask Price                 Bid Price

2004
----                       High     Lows                High    Lows
First Quarter              N/A *    N/A *               N/A *   N/A *
Second Quarter             N/A *    N/A *               N/A *   N/A *
Third Quarter              N/A *    N/A *               N/A *   N/A *
Fourth Quarter             N/A *    N/A *               N/A *   N/A *


2005
-----
First Quarter              N/A *    N/A *               N/A *   N/A *
Second Quarter             N/A *    N/A *               N/A *   N/A *
Third Quarter              N/A *    N/A *               N/A *   N/A *
Fourth Quarter             $1.64    $0.89              $1.45    $0.30

*  The Company's common stock began trading on August 25, 2005.

Holders. As of December 15, 2005, there were approximately 1,300 holders of record of the common stock and approximately 54,195,221 shares of common stock outstanding. We also have 26,007 shares of Series A preferred stock outstanding, held by 42 shareholders, convertible into a minimum of approximately 9,622,000 shares of common stock, as well as 369,157 shares of Series B preferred stock outstanding held by 49 shareholders, that at present are convertible into approximately 2,768,000 shares of common stock. We also have granted options and warrants for the purchase of approximately 13,766,043 shares of common stock. As discussed elsewhere in this report, we may be required to issue additional shares of common stock or preferred stock to pay accrued dividends, or to comply with anti-dilution adjustments to the conversion rights of present or former preferred shareholders.

Dividends. Since incorporation, we have not declared any dividends on our common stock. We do not anticipate declaring a dividend on the common stock for the foreseeable future. The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred or common stock, at our option. To date all such dividends have been paid by issuance of preferred stock, valued at $200 per share of preferred. We are not required to pay and do not pay dividends with respect to the Series B Preferred Stock.

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

In each of these transactions the securities were issued to individuals or entities that were "accredited investors" as that term is used in Rule 501 under Regulation D of the Securities Act, and the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by
Section 4(2), including Rule 506 of Regulation D under the Securities Act.

Subsequent to September 30, 2005, the Company entered into various different financing transactions. These transactions are described in the Current Report on Form 8-K of the Company filed with the Commission on November 2, 2005 and November 23, 2005.

On December 27, 2005, the Company entered into $500,000 principal amount of convertible bridge notes with two entities. These notes bear interest at 8% and are convertible into a proposed new series of preferred stock of the Company to be established by the Board of Directors. The rights and preferences of this new series of preferred stock are under negotiation.

Fiscal Year 2005

During the year ended September 30, 2005, we issued 13,733,804 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

         o 3,995,154 shares were exchanged for debt and accrued interest of $2,626,522;

         o 1,043,519 shares were issued in consideration of reduction in related-party debt of $563,500 plus $77,554 of accrued interest;

         o 5,148,641 shares were issued for services in the amount of $2,822,911;

         o 953,895 shares were issued upon the conversion of 2,578 shares of Series A Preferred Stock of the Company; and

         o 2,592,595 shares were issued upon the conversion of 466,667 shares of Series B Preferred Stock of the Company.

         o See footnote 16 to the financial statements for a discussion of financing activities subsequent to September 30, 2005.

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

The following table summarizes our results of operations for the last two completed fiscal years.

                     Summary Consolidated Statements of Operations Data

                                                   Year Ended September 30,
                                                     2005              2004
                                              ---------------------------------
Net sales                                      $     861,868      $   1,117,520
Cost of goods sold                                   823,752          1,134,535
                                              ---------------------------------
       Gross profit (loss)                            38,116            (17,015)

Research and development expenses                  1,766,791            205,341

Impairment of goodwill and inventory                       -          1,351,164

Selling, general, and administrative expenses      7,230,222          4,189,669
                                              ---------------------------------
       Loss from operations                       (8,958,897)        (5,763,547)
                                              ---------------------------------
Other income (expenses):
      Derivative valuation gain (loss)              (580,626)                 -
      Interest and other income                        4,570             74,900
      Interest expense                            (1,448,736)          (817,579)
                                              ---------------------------------
       Net loss before discontinued operations $ (10,983,689)    $   (6,506,226)
       Income (loss) on discontinued
       operations, net of tax                              -             99,515
                                              ---------------------------------
       Net loss                                $ (10,983,689)    $   (6,406,711)
                                              =================================

Discontinued Operations

During the year ended September 30, 2004, management determined to discontinue the Company's operating activities of consumer electronics distribution. The Company's activities included wholesale distribution to home manufacturers through December 31, 2002. On January 1, 2003, the Company entered into an agreement with SecureAlert Entertainment, LLC ("SAE"), an unaffiliated company, granting it exclusive distribution rights to the Company's consumer electronics products to the manufactured homes marketing channel in North America. In exchange for this grant of distribution rights, the Company received a 7% royalty fee in connection with consumer electronic products sold by SAE under the distribution rights agreement. This agreement expired on December 31, 2003. Because of the Company's decision to pursue a business model to sell and service mobile security devices, and the significant market expansion costs required to continue its consumer electronic products distribution, the Company has discontinued its consumer electronics operations. The discontinued operations for the year ended September 30, 2005 and 2004 were as follows:

                                                               Year Ended
                                                              September 30,
                                                       -------------------------
                                                            2005          2004
                                                       -------------------------
Net sales and royalties from consumer electronics         $    -      $ 101,337
product distribution
Costs associated with consumer electronics operations          -          1,822
                                                       -------------------------

Net  income (loss ) from discontinued operations          $   -        $ 99,515
                                                       =========================

Continued Operations

The Company's focus is on building the mobile emergency and personal security systems market, rather than the consumer electronics market. The following discussion and analysis is therefore based only upon the continued operations of the Company.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Results of Operations

Net Sales

In the fiscal year ended September 30, 2005, the Company had net sales of $861,868 compared to net sales of $1,117,520 for the fiscal year ended September 30, 2004, a decrease of $255,652. This decrease is due primarily to shifting the Company's focus from selling the MobilePAL to developing the TrackerPAL. During the year ended September 30, 2005, SecureAlert provided net sales of $281,208 compared to net sales of $556,338 for the year ended September 30, 2004. Net sales by Volu-Sol Reagents Corporation ("Reagents") for the fiscal year ended September 30, 2005 were $572,632 compared to $561,182 in fiscal year 2004, an increase of approximately 2%. As the Company's focus continues to shift to the monitoring business, the Company anticipates Reagents' sales will decrease in the future as a percentage of total sales.

Cost of Goods Sold

In the fiscal year ended September 30, 2005, cost of goods sold totaled $823,752, compared to cost of goods sold in fiscal 2004 of $1,134,535. This decrease is due primarily to the decrease in net sales. SecureAlert's cost of goods sold totaled $437,224, or 155% of its net sales in 2005, compared to $796,565, or 143% for fiscal 2004. Reagents' cost of goods sold totaled $386,528 in fiscal 2005, compared to $337,970 for the year ended September 30, 2004, an increase of $48,558 or approximately 14% from the prior fiscal year. The increase in overall margins of the Company from negative 2% in fiscal year 2004 to 4% in fiscal year 2005 is attributable primarily to the Company now having an established distributor network.

Research and Development Expenses

In the fiscal year ended September 30, 2005, the Company incurred research and development expenses of $1,766,791 compared to similar expenses in 2004 totaling $205,341. This increase is due primarily to expenses associated with the development of the TrackerPAL device for the parolee market. We anticipate higher research and development expenses in the future due to ongoing research and development related to our TrackerPAL, WatchPAL, and MobilePAL 3000 products.

Selling, General and Administrative Expenses

In the fiscal year ended September 30, 2005, the Company's selling, general and administrative expenses totaled $7,230,222, compared to $4,189,669 for the fiscal year ended September 30, 2004. This increase of $3,040,553 is attributable primarily to an increase in non-cash compensation expense in connection with the grant of options and issuance of shares in lieu of cash compensation to consultants and employees, including officers and directors of the Company. In fiscal year 2005 these non-cash expense items totaled approximately $2,750,000 compared to approximately $1,670,000 during the fiscal year 2004. The $7,230,222 of selling, general and administrative expenses for fiscal year ended September 30, 2005 primarily consists of the following expenses: advertising ($145,400), consulting ($2,945,000), insurance ($248,000), investment banking fees ($237,000), legal, accounting, and professional fees ($450,000), payroll ($2, 053,000), and travel expenses ($395,000).

Other Income and Expense

In the fiscal year ended September 30, 2005, interest expense was $1,448,736, compared to $817,579 in fiscal year 2004. The increase of $631,157 resulted primarily from the issuance of common stock and options granted in connection with debt instruments . During the year ended September 30, 2005, the Company incurred $1,400,683 of non-cash interest expense. We had interest income of $1,720 and other income of $2,850 during fiscal year 2005, compared to interest income of $7,077 and other income of $67,823 during fiscal year 2004. This decrease in other income is due to settling debts in fiscal year 2004 at less than the expense incurred and a recovery of bad debt previously allowed for.

During the year ended September 30, 2005, the Company entered into convertible notes containing embedded derivatives. The Company recognized an initial expense of $780,733 related to these derivatives. The derivative valuation decreased by $200,107 for the year ended September 30, 2005, for a net derivative valuation loss of $580,626.

Net Loss

We had a net loss for the year ended September 30, 2005 totaling $10,983,689, compared to a net loss of $6,406,711 for fiscal year 2004. This increase is due primarily to expenses associated with the development of the TrackerPAL device for parolees.

Liquidity and Capital Resources

September 30, 2005

The Company has not historically financed operations entirely from cash flows from operating activities. During the year ended September 30, 2005, the Company supplemented cash flows with borrowings from the sale of equity securities and borrowings from a related party.

At September 30, 2005 the Company had unrestricted cash of $416,036, compared to cash of $62,103 at September 30, 2004. At September 30, 2005, the Company had a working capital deficit of $5,217,466, compared to a working capital deficit of $2,269,202 at September 30, 2004. The increase in working capital deficit is the result of losses from operations and use of cash in addition to increased borrowings.

During fiscal year 2005, the Company's operating activities used cash of $3,839,236, compared to $2,035,052 cash used in 2004.

Investing activities for the year ended September 30, 2005, used cash of $303,273, compared to $100,005 of cash used by investing activities in the year ended September 30, 2004. Cash used in 2004 was expended primarily for property and equipment purchases.

Financing activities for the year ended September 30, 2005, provided $4,496,442 of net cash compared to $2,060,266 of net cash provided from those activities in the year ended September 30, 2004.

The Company had net payments of $782,639 on a related-party line of credit and payments of $197,889 on long and short-term notes payable. In addition, the Company had proceeds from the sale of SecureAlert Series A preferred stock of $2,607,746 and $2,869,224 from the issuance of debt.

In fiscal year 2005, the Company incurred a net loss of $10,983,689 and negative cash flows from operating activities of $3,839,236, compared to a net loss of $6,406,711 and negative cash flow of $2,035,052 for the year ended September 30, 2004. As of September 30, 2005, the Company's working capital deficit was $5,217,466 and the Company had a net tangible stockholders' deficit of $8,213,444 and accumulated deficit of $80,463,694.

These factors, as well as the risk factors set out elsewhere in this report, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty include the conversion of a significant portion of our outstanding debt and other obligations into common stock, as well as raising capital from the sale of our common stock and other debt and equity securities. There can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

The Company has 32,000 common shares outstanding which are redeemable at the option of the shareholder and which have been recorded at a value of $96,000. These shares represent a total future potential obligation of the Company in the amount of $96,000. The shares outstanding have all the rights of the Company's common stock and are redeemable at $3.00 per share.

The following chart includes principal balances and interest rates applicable to borrowings (net of any applicable debt discounts) as of September 30, 2005. See footnote 16 of the financial statements for a complete discussion of financing transactions subsequent to September 30, 2005.

Description of           Annual Interest     Maturity Date           Amount
 Obligation                    Rate                             Owing at 9/30/05

Advances from ADP
Management                      5%            July 31, 2006      $    17,615 (1)
Bank Line of Credit       Prime plus .25%     March 11, 2006     $   174,898
Note to Shareholder             5%             January 2004      $    84,838
Note to Shareholder             5%             January 2004      $    84,838
Series B & C Debentures         10%              Various         $ 1,262,366
                                                                 $         -
                                                                 $         -
                                                                 $         -
Related party Note              17%         December 27, 2005    $   237,857 (2)
Promissory Note                 5%          December 20, 2005    $    95,830
Promissory Note                 0%          September 18,2006    $    21,837
Promissory Note                 18%         September 16, 2008   $     5,042
Promissory Note                 18%            May 3, 2008       $    17,709
Promissory Note                 18%              Various         $    75,834
Promissory Note                 18%              Various         $   308,402
Promissory Note                 18%              Various         $    14,583
                                                                 ---------------
Totals                          N/A                N/A           $ 2,401,649
                                                                 ===============
--------------------------------------------------------------------------------

Notes:

         (1) By agreement dated August 19, 2004, ADP Management Corporation ("ADP Management"), an entity owned and controlled by Derrick and Dalton, provided a $500,000 line-of-credit to the Company. During the year ended September 30, 2005, the line-of-credit decreased by $204,931. ADP Management assumed $563,500 of debt plus $77,554 of accrued interest owed by the Company to various note holders, in exchange for 1,043,519 shares of common stock. All the note holders released the Company from all obligations from the debt.

         (2) During the year ended September 30, 2005, the Company borrowed $245,000 from an entity controlled by an employee of the Company. As of September 30, 2005, the balance net of the debt discount was $237,857. The note was due November 13, 2005, but subsequent to year end the note was extended.

Contractual Obligations

The following table summarizes the Company's outstanding borrowings (at face value) and long-term contractual obligations at September 30, 2005, and the periods in which these obligations are scheduled to be paid in cash:

                                             Payments Due By Period
                          ------------------------------------------------------

                                      Less Than 1      1 - 3   3 - 5   More than
Contractual Obligations       Total       Year         Years   Years    5 Years
--------------------------------------------------------------------------------


Notes from schedule above $2,401,649  $1,980,079     $421,570         -      -
Accretion & Amortization
of Debt Discount           2,098,930           -    2,098,930         -      -

Operating leases             911,983     110,249      627,853   173,881      -

                          ------------------------------------------------------
Total
                          $5,412,562  $2,090,328   $3,148,353  $173,881      -
                          ======================================================
Inflation

The Company does not believe inflation has had a material adverse impact on its business or operating results during the periods presented nor is it expected to in the next year.

Critical Accounting Policies

In Note 2 to the audited financial statements for the fiscal year ended September 30, 2005 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Revenue Recognition

The Company derives revenue primarily from the sale of its mobile medical emergency products with service contracts, and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. For the two fiscal years ended September 30, 2005 and 2004 the provision for sales returns was not material. Revenue from products sold with long-term service contracts are recognized ratably over the life of the expected life of the contract. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise of (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other share-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employee", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective as of October 1, 2006 for the Company. All public companies must use either the modified prospective or the modified retrospective transition method. The Company has not yet evaluated the impact of adoption of this pronouncement, but believes it may have a material impact on the consolidated financial statements.

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

The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has adopted this Statement in fiscal year 2005 and adoption is not expected to have a material impact on the financial position or results of operations.

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

The financial statements contained in our annual report on Form 10-KSB for the years ended September 30, 2005 have been prepared on the basis that the Company will continue as a going concern, notwithstanding the fact that its financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance the Company will ever be profitable.

In fiscal year 2005, the Company incurred a net loss of $10,983,689, negative cash flow from operating activities of $3,839,236, and an accumulated deficit of $80,463,694.

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

Certain of our directors, executives and principal shareholders or persons associated with them beneficially own approximately 26-28% of our outstanding common stock. In addition, these individuals are the beneficial owners of preferred stock convertible into a significant number of shares of common stock. As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. See Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," and Item 11 "Security Ownership of Certain Beneficial Owners and Management."

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

During fiscal year 2005, two customers accounted for more than 10% of sales. Fisher Scientific accounted for approximately 17% ($148,500) of sales. The loss of this customer would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with this customer that would require them to purchase a specific amount of product from us.

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

The existence of certain anti-dilution rights applicable to our Series B Preferred Stock might result in increased dilution inasmuch as the Company has offered and sold shares of common stock or securities convertible into shares of common stock at prices below the initial conversion rate of $3.00 per common share, unless those rights are waived.

The investors in our Series B preferred stock and MEW have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event we sell shares of common stock or securities convertible into common stock at a price below the original conversion price of $3.00 per share. We have issued shares and options to purchase shares to certain creditors to convert debt to equity at prices that are below the $3.00 conversion price. We have also issued promissory notes that are convertible into shares of common stock at conversion prices below the original Series B conversion price of $3.00. Certain holders of the Series B preferred stock, including MEW, have waived their right to receive the adjustment for such issuances through December 11, 2003, but there is no assurance that any holder of Series B preferred stock will waive those rights as to issuances of common stock subsequent to December 11, 2003. Accordingly, we may be required to issue additional shares of common stock to comply with anti-dilution adjustments to the conversion rights of present or former preferred shareholders. Any increase in the number of shares of common stock issued upon conversion of Series B preferred shares would compound the risks of dilution to existing shareholders.

The obligation to issue shares of common stock upon the exercise of outstanding options and warrants or upon conversion of outstanding shares of preferred stock or conversion of outstanding notes or debentures, increases the potential for short sales.

Downward pressure on the market price of our common stock that likely would result from issuances of common stock upon conversion of preferred stock or convertible debentures, or upon the exercise of options and warrants, could encourage short sales of common stock by the holders of the preferred stock or others. A significant amount of short selling could place further downward pressure on the market price of the common stock, reducing the market value of the securities held by our shareholders.

Payment of dividends in additional shares of Series A preferred stock or in shares of common stock will result in further dilution.

Under the terms of the Series A preferred stock, our board of directors may elect to pay dividends by issuing additional shares of Series A preferred stock or common stock. Dividends accrue from the date of the issuance of the preferred stock, subject to any intervening payments in cash. Each share of Series A preferred stock is convertible into 370 shares of common stock. The issuance of additional shares of Series A preferred stock or common stock as dividends could result in a substantial increase in the number of shares issued and outstanding and could result in a decrease of the relative voting control of the holders of the common stock issued and outstanding prior to such payment of dividends and interest.

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

The Company relies on third parties to manufacture its products. Therefore, it does not have direct control over the quality or other aspects of the manufacturing process, which could result in a loss of customer acceptance of its products and increased expense related to warranty claims or defective product returns.

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

Item 7.  Financial Statements

Our audited financial statements and associated notes are included and set forth on pages 3 through 42 of this report.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

Item 8B.  Other Information

None
                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our executive officers and directors and their ages as at September 30, 2005:

      Name             Age           Position
      ----             ---           --------
David G. Derrick       53        Chief Executive Officer and Chairman (Director)
James J. Dalton        63        President and Vice Chairman (Director)
Michael G. Acton       42        Chief Financial Officer, Secretary-Treasurer
Bruce G. Derrick       48        Chief Technology Officer
Randy E. Olshen        42        President of SecureAlert, Inc.
Peter McCall           48        Director
Robert E. Childers     61        Director

David Derrick - CEO and Chairman

Mr. Derrick has been our CEO and Chairman since February 2001. Previously he served as CEO and Chairman of the Board of Directors of Biomune Systems Inc. between 1989 and 1998. Biomune was a biotechnology company and was the former parent corporation of RemoteMDx, Inc. From 1996 to 1999, Mr. Derrick was Chairman of the Board of Directors of Purizer Corporation; during 2000 he served as a director of Purizer Corporation. From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah College of Business. Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics in 1975 and a Masters in Business Administration degree with an emphasis in Finance in 1976. Mr. Derrick has been a principal financier and driving force in many new businesses. During the early 1980's he helped create the community of Deer Valley, an exclusive ski resort outside of Park City, Utah. In 1985 he founded and funded a company that pioneered the Smart Home concept - the computerized home. The company is known as Vantage Systems and is today a leader in this field.

James Dalton - President and Vice Chairman

Mr. Dalton joined us as a director in 2001. He was named President of the Company in August 2003. From 1987 to 1997, Mr. Dalton was the owner and President of Dalton Development, a real estate development company. He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah. Mr. Dalton also served as the President and equity owner of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course. He was also a founder and owner of the Deer Valley Club, where he oversaw the development of a high-end, world-class ski project that includes 25 condominiums with a "ski-in and ski-out" feature. From 1996 to 2000, Mr. Dalton served as an officer and director of Biomune Systems, Inc. Prior to joining us and following his resignation from Biomune Systems, Mr. Dalton managed his personal investments.

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

Bruce G. Derrick - Chief Technology Officer

Mr. Derrick has extensive experience in management of custom solutions development and customer management in the wireless telecom marketplace. From 2001 to 2004 was a senior product development manager for WatchMark Corporation. WatchMark collects cellular network performance data for quality assurance and capacity planning. From 1997 to 2001, Mr. Derrick was responsible for forming and managing the Professional Services team for Marconi's MSI division. From 1996 to 1997, Mr. Derrick provided technical project management of application scalability testing and quality control at Boeing and Western Wireless. From 1989 to 1996, Mr. Derrick built and managed the Corporate Computer and Network Operations department for Avaya's Mosaix division. From 1983 to 1989, he served as Senior Programmer in applied research at the University of Utah's Department of Medical Informatics where he developed and implemented medical informatics and physiological monitoring services for ICU care. He also participated in development of IEEE standards for automated physiological monitoring for Nasa's Space Station program. Mr. Derrick holds a Bachelor's Degree in Computer Science from the University of Utah. Bruce Derrick is the brother of David Derrick, the Chairman and CEO of the Company.

Peter McCall - Director

Mr. McCall joined our board of directors in July 2001. Mr. McCall began his career in the mortgage finance business in 1982. As a Vice President of GE Mortgage Securities, he oversaw the first mortgage securities transactions between GE Capital Corporation and Salomon Brothers. For fifteen years, Mr. McCall structured and sold both mortgage and asset backed security transactions. In 1997 Mr. McCall founded McCall Partners LLC. McCall Partners is an investment vehicle for listed and non-listed equity securities. Mr. McCall is also a member of the Board of Directors of Premium Power Corporation of North Andover, MA. Mr. McCall is a member of the Audit Committee and the Compensation Committee of the board of directors.

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

Randy E. Olshen - President SecureAlert, Inc.

Prior to joining SecureAlert, Inc., Mr. Olshen was the Executive Vice President for Elan Nutrition from 2001 to 2004. From 1998 to 2001, Mr. Olshen was the President of Optim Nutrition, a wholly-owned subsidiary of Biomune Systems (NASDAQ: BIME). From 1992 to 1998, Mr. Olshen was the Executive Vice President of Sales, Marketing and Operations at Nellson Nutraceutical. From 1987 to 1992 Mr. Olshen was the General Manager of the specialty products division of a $500 million pharmaceutical company, McGaw, Inc. He currently serves as a director and a member of the compensation committee for two companies, Helios Nutrition and Dr. Soy Nutrition. Mr. Olshen earned his Bachelor's degree from Chapman College.

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

Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, RemoteMDx believes that all reports required to be filed by these individuals and persons under Section 16(a) were timely filed, except as follows: Mr. Derrick and Mr. Dalton filed late Form 4's but all transactions we disclosed in the filing of a Form 5.

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

Meetings and Committees

The board of directors met two times during fiscal year 2005. No director attended fewer than 75% of the meetings during the fiscal year. The board also acted eight times during fiscal year 2005 by unanimous written consent in lieu of a meeting, as permitted by Utah law and our bylaws. The board has an Audit Committee, currently comprised of Mr. McCall and Mr. Childers.

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

Compensation Committee

Bob Childers, a director of the Company, is serving as the head of the Company's compensation committee. Peter McCall is also a member of the Compensation Committee.

Remuneration

Non-employee directors are entitled to receive $5,000 per month and receive a grant of an option to acquire 30,000 shares of common stock for each completed year of service on the board. We also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the shareholders.

Code of Ethics

The Company has established a Code of Business Ethics that applies to its officers, directors and employees. The Code of Business Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics, and is intended to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Business Ethics is attached as
Exhibit 14 to this Annual Report on Form 10-KSB.

Item 10.  Executive Compensation

The following table sets forth the compensation paid in each of the past three fiscal years to all individuals serving as our chief executive officer during the year ended September 30, 2005 as well as our three most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the year ended September 30, 2004, whose total annual salary and bonus for the year then ended exceeded $100,000 (the "Named Executive Officers").

                                                   Summary Compensation Table

                                                                     Annual Compensation                Long Term
                                                                                                      Compensation
                                                                                                         Awards

                                                                                                     Securities
                                                                                  Other Annual       Underlying       All other
                 Name and                       Fiscal                 Bonus     Compensation     Options/SARs     compensation
            Principal Position                   Year    Salary ($)     ($)          ($)               (#)            ($)
----------------------------------------------- -------- ----------- ---------- ----------------- ---------------------------------

David G. Derrick, Chief Executive Officer         2003    $120,000  $       0       $53,910       45,628/0            $     0
 Chairman of the Board of Directors (1)           2004    $120,000  $       0       $     0            0/0            $     0
                                                  2005    $240,000  $ 300,000(4)    $     0            0/0            $     0

James J. Dalton                                   2003    $120,000  $       0       $     0            0/0            $     0
 President and Vice Chairman (2)                  2004    $120,000  $       0       $     0            0/0            $     0
                                                  2005    $240,000  $ 300,000(4)    $     0            0/0            $     0

Michael G. Acton, Chief Financial Officer (3)     2003    $100,000  $  25,000       $ 4,192            0/0            $     0
                                                  2004    $100,000  $  25,000       $     0            0/0            $     0
                                                  2005    $100,000  $  54,000       $25,000            0/0            $35,000


         (1) Mr. Derrick became Chief Executive Officer in February 2001. Amounts reported in the table do not include amounts recorded by the Company under applicable accounting principles for non-cash compensation paid to ADP Management, a company controlled by Mr. Derrick, in connection with financing transactions that were entered into by the Company and ADP Management during the years 2003, 2004 or 2005. Salary was accrued and included in amounts owed to ADP Management under various financing agreements. Outstanding amounts owed ADP Management under all such agreements were converted to common stock in June 2003. Mr. Derrick is the principal owner and control person of ADP Management. See "Certain Relationships and Related Party Transactions."

         (2)  During 2003, 2004 and 2005, Mr. Dalton was paid $120,000, $120,000 and $240,000 a year under a consulting agreement. Mr. Dalton's annual salary as President is $240,000. The consulting fees and salary owed to Dalton have historically been accrued as part of the ADP Management financing arrangements. Other amounts have been paid or accrued during 2005. See "Certain Relationships and Related Transactions."

         (3)  Mr. Acton has served as an executive officer since March 2001.

         (4)  These payments were made by issuing restricted common stock.

Employment Agreements

We have no employment agreements with any executive officers at this time.

Stock Option Grants in Fiscal Year 2005

During fiscal year 2005, the Company granted 2,500,000 warrants to each Mr. Derrick and Mr. Dalton with an exercise price of $0.54 per share. All of these warrants are five-year warrants and expire in 2010.

Stock Options Outstanding and Options Exercised in Fiscal Year 2005

The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers, as of September 30, 2005. We have not granted any stock appreciation rights ("SAR's").

                                                           Number of Securities
                                                               Underlying          Value of Unexercised
                                                           Unexercised Options     In-the-Money Options/
                          Shares                               At 9/30/2005        SARs at 9/30/2005(5)
                        Acquired on     Value Realized         Exercisable/           Exercisable/
        Name            Exercise (#)            ($)            Unexercisable         Unexercisable (1)
-----------------------------------------------------------------------------------------------------

David G. Derrick (2)            -               -          2,886,155/1,250,000     $1,275,132/$575,000
James Dalton (2)                -               -          2,886,155/1,250,000     $1,275,132/$575,000
Michael G. Acton (3)            -               -            246,894/200,000         $113,571/$60,000

         (1) Value is based on the fair market value of our common stock on December 15, 2005, estimated to be $1.00 per share. Values indicated reflect the difference between the exercise price of the unexercised options and the market value of shares of common stock on November 30, 2005.

         (2) The exercise price of 2,636,155 options is $.54 per share. The exercise price of 250,000 options is $0.75 per share.

         (3) The exercise prices of these options are 146,894 at $1.00 and 100,000 at $0.54 per share.

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

The 1997 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 5,000,000 shares are authorized for issuance pursuant to awards granted under the 1997 Plan. During fiscal year 2005, options were granted to purchase common stock under the 1997 Plan and no options were exercised. As of September 30, 2005, options for the purchase of 1,465,000 shares of common stock were outstanding and exercisable under the 1997 Plan.

The 2004 RemoteMDx, Inc. Stock Incentive Plan

On February 17, 2004 the Board of Directors approved the 2004 RemoteMDx, Inc Stock Incentive Plan ("2004 Plan"). The shareholders approved this plan on May 19, 2004. Under the 2004 Plan, the Company may issue stock options, stock appreciation right, restricted stock awards and other incentives to our employees, officers and directors. The 2004 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 6,000,000 shares are authorized for issuance pursuant to awards granted under the 2004 Plan. During fiscal year 2005 5,000,000 options were awarded under this plan.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

This Item 11 sets forth information known to us with respect to the beneficial ownership of our common stock as of December 10, 2005. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options, warrants, or convertible securities held by that person that are currently exercisable or will become exercisable within 60 days after December 10, 2005, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth information for any person (including any "group") who is known to us to be the beneficial owner of more than 5% of our common stock.

Title of Class   Name and Address of Beneficial Owner (1)   Amount Owned       Percent of Class

    Common                 David G. Derrick (2)              8,221,212          16.32%

    Common                   James Dalton (3)                7,934,014          16.50%

    Common                   J. Lee Barton (4)
                            196 No. Forest Ave.
                            Hartwell, GA 30643               4,299,481          9.54%

    Common                ADP Management Corp.(5)            4,442,549          9.30%
________________


         (1) Unless otherwise indicated, the business address of the shareholder is the address of the Company, 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

         (2) Includes shares owned of record as follows: 1,526,194 shares held of record by ADP Management, 1,221,228 shares owned of record by Mr. Derrick, 1,280,200 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, 24,102 shares issuable upon conversion of Series A preferred stock owned of record by MK Financial 33,333 shares issuable upon conversion of Series B preferred stock owned of record by Mr. Derrick, 1,636,155 shares issuable upon exercise of stock options held by ADP Management, and 2,500,000 shares issuable upon exercise of stock options held by Mr. Derrick. Mr. Derrick is the secretary and treasurer of ADP Management and the managing member of MK Financial.

         (3) Includes shares owned of record as follows: 1,221,228 shares held of record by ADP Management (by agreement with Mr. Derrick, Mr. Dalton shares control and beneficial ownership of the shares owned of record by ADP Management), 1,015,693 shares owned of record by Mr. Dalton, 280,738 shares issuable upon conversion of Series A preferred stock owned of record by Mr. Dalton, 1,280,200 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, 1,636,155 shares issuable upon exercise of stock options held by ADP Management, and 2,500,000 shares issuable upon exercise of stock options held by Mr. Dalton.

         (4) Includes 3,282,723 shares owned directly by Mr. Barton, 816,757 shares owned of record by Lintel, Inc., an entity owned and controlled by Mr. Barton, and 200,001 shares issuable upon conversion of 200,001 shares of Series B preferred stock owned of record by Lintel, Inc.

         (5) Includes 1,526,194 shares owned of record, 1,280,200 shares issuable upon conversion of Series A preferred stock, and 1,636,155 shares issuable upon exercise of stock options held by ADP Management.

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

                        Name and
Title of Class    Address of Beneficial Owner    Amount Owned   Percent of Class

Common            David G. Derrick (1)              8,221,212           16.32%

                  James Dalton (2)                  7,934,014            16.5%

                  Michael G. Acton (4)                385,496               *

                  Peter McCall (5)                  1,334,686            2.90%

                  Robert Childers (6)                 655,420            1.45%

                  Officers and Directors
                   as a Group (6 persons) (7)      14,393,246           26.28%

         (1) Derrick's beneficial ownership of these shares is summarized in note (2) above.

         (2) Dalton's beneficial ownership of these shares is summarized in note (3) above.

         (3)  ADP's beneficial ownership of these shares is summarized in note
              (5) above.

         (4) Mr. Acton is the Chief Financial Officer of the Company. Includes 100,000 shares issuable under options granted to Mr. Acton, and 285,496 shares owned of record by Mr. Acton.

         (5) Mr. McCall is a director. Includes (a) 250,000 shares of common stock owned of record by Mr. McCall, 630,000 shares issuable upon exercise of stock options held by Mr. McCall, and 454,686 shares issuable upon conversion of shares of Series A preferred stock owned by Mr. McCall.

         (6) Mr. Childers is a director. Includes (a) 50,000 shares of common stock owned of record by the Robert E. Childers Living Trust, (b) 230,000 shares issuable upon exercise of stock options held by Mr. Childers, (c) 219,906 shares issuable upon conversion of Series A preferred stock, and (d) 155,514 shares held directly by Mr. Childers.

         (7)  Duplicate entries eliminated.

                  *Less than 1% ownership percentage.


Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of the September 30, 2005, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

         o    All compensation plans previously approved by security holders;
              and

         o All compensation plans not previously approved by security holders.


Equity Compensation Plan Information

                                          Number of securities to       Weighted average
                                          be issued upon exercise      exercise price of        Number of securities
                                          of outstanding options,     outstanding options,    remaining available for
             Plan category                  warrants and rights       warrants and rights         future issuance
Equity compensation plans approved by
security holders                                 6,465,000                   $0.73                   4,535,000

Equity compensation plans not approved
by security holders                              3,376,043                   $1.41                      N/A

Total                                            9,841,043                   $0.74                   4,535,000

Item 12.  Certain Relationships and Related Transactions

The following discussion summarizes transactions between the Company and related parties.

ADPManagement Line of Credit Arrangement

As of September 30, 2005, the Company had owed $17,615 to ADP Management, an entity owned and controlled by two of the Company's officers and directors, under a line-of-credit agreement. These advances bear interest at 5.0% and are due on July 31, 2006. During the year ended September 30, 2005, the net decrease in the related party line-of-credit was $204,931. The net decrease consisted of cash repayments during the year of $782,639, net increases of $752,708 related to a monthly management fee owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company, and a decrease of $175,000 for the purchase of SecureAlert (PAL Services) preferred stock. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the amount of the related party line-of-credit owed to ADP is increased by the amount of the unpaid management fees and expenses.

During the year ended September 30, 2005, ADP Management assumed $563,500 of debt plus $77,554 of accrued interest from various Company note holders for 1,043,519 shares of common stock. All note holders released the Company from all obligations from the debt.

In addition, the Company entered into a loan with an entity controlled by an employee of the Company. The loan bears interest at 17%. An origination fee of $10,000 was added to the principal balance owed under the note. Principal and interest are due November 13, 2005. The first four months are interest only and the last three months are interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents, a wholly-owned subsidiary of RemoteMDx, Inc. As of September 30, 2005, the balance net of the debt discount was $237,857. Subsequent to year end, the note was extended.

Item 13.  Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

(a)      Exhibits

Exhibit Number             Title of Document
--------------             -----------------

      3.01(1) Articles of Incorporation dated July 27, 1995 and Articles of Amendment dated September 8, 1997 (incorporated by reference to Exhibit 3 to the Company's Registration Statement and Amendments thereto on Form 10-SB, filed October 1, 1997).


      3.01(2) Articles of Amendment dated July 31, 2001to Articles of Incorporation, and changing name of Company to RemoteMDx, Inc. (filed herewith).


      3.01(3) Certificate of Amendment to Designation of Rights and Preferences dated June 15, 2001, adopting Amended and Restated Designation of Rights and Preferences of Series A 10% Convertible Non-Voting Preferred Stock (filed herewith).

      3.01(4) Articles of Amendment dated July 31, 2001 to Articles of Incorporation adopting Designation of Rights and Preferences of Series B Convertible Preferred Stock (filed herewith).

      3.01(5) Certificate of Amendment dated January 16, 2002 to Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc., adopting Third Amended and Restated Designation of Rights and Preferences of Series A 10% Convertible Non-Voting Preferred Stock (incorporated by reference to
                     Exhibit 3 to the Annual Report on Form 10-KSB of the Company filed January 22, 2002).

      3.01(6) Certificate of Amendment dated December 16, 2003 to Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc., increasing number of shares of Series A Preferred to 40,000 (filed herewith).

      3.01(7) Articles of Amendment to the Articles of Incorporation of the Company dated October 3, 2005, increasing number of shares of Common Stock to 100,000,000 (filed herewith).

      3.02 Bylaws of the Company adopted August 28, 1995 (incorporated by reference to Exhibit 3 to our Registration Statement on Form 10-SB, filed October 1, 1997)

      10.01 Form of Senior Secured Convertible Promissory Note in aggregate principal amount of $500,000 dated December 27, 2005 (filed herewith).

      10.02 1997 Stock Incentive Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

      10.03 2004 RemoteMDx Stock Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on May 19, 2004).

      10.04 Agreement for cellular service with AT&T dated October 14, 2004(filed herewith).

      10.05 Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2001).

      10.06 License Agreement between RemoteMDx, Inc. and SecureAlert, Inc. as licensor and Matsushita Electric Works, Ltd., as licensee (April 12, 2002; previously filed as an exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

      10.07 Agreement with ADP Management, Derrick and Dalton (April 2003; previously filed as an exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003).

      10.08 Form of Convertible Note Purchase Agreement between the Company and certain investors, together with exhibits including form of Convertible Note (previously filed as an exhibit to the Company Current Report on Form 8-K filed on November 2, 2005).

      10.09 Form of Convertible Bridge Note purchase agreement between the Company and certain investors, together with exhibits including form of Convertible Bridge Note (previously filed as an exhibit to the Company Current Report on Form 8-K filed on November 2, 2005).

      10.10 Form of Debenture Purchase Agreement between the Company and certain investors, together with exhibits including form of Debenture and Debenture Registration Rights Agreement (previously filed as an exhibit to the Company Current Report on Form 8-K filed on November 2, 2005).

      14             Code of Ethics (filed herewith).

      31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

      31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

      32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith).

Item 14.  Principal Accountant Fees and Services

For the years ended September 30, 2005, Hansen, Barnett and Maxwell (HBM) provided audit services for the Company.

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of the Company, and other services related to SEC filings and registration statements filed by the Company and its subsidiaries and other pertinent matters. Audit fees paid to HBM for fiscal years 2005 and 2004 totaled approximately $50,000 and $0, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

HBM has not provided any consulting services to the Company in fiscal years 2004 and 2005, including tax consultation and related services, nor did HBM perform any financial information systems design and implementation services for the Company in either period.

The Audit Committee of the Board of Directors considered and authorized all services provided by HBM and considered that the provision of non-audit services was compatible with maintaining auditor independence.

Audit services consist of the audit of the annual consolidated financial statements of the Company, review of the quarterly financial statements, stand-alone audits of subsidiaries, accounting consultations and consents and other services related to SEC filings and registration statements filed by the Company and its subsidiaries and other pertinent matters. Audit fees paid to Tanner LC for fiscal years 2005 and 2004 totaled $47,600 and $127,200, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Tanner LC did not provide any consulting services to the Company in fiscal years 2004 and 2005, including tax consultation and related services, nor did Tanner LC perform any financial information systems design and implementation services for the Company in either period while retained as the Company's auditor. However, upon the Company retaining HBM as its principal accountant, Tanner LC provided approximately $15,000 of consulting services in fiscal year 2005 related to reviewing subsequent filings and providing accounting research subsequent to the change in auditors.

                                   SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RemoteMDx, Inc.


                                          By: /s/David G. Derrick,
                                             --------------------------------
                                             David G. Derrick, Chief
                                             Executive Officer

                                             Dated:   December 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date
---------                          -----                         ----
/s/David G. Derrick
-------------------     Director, Chairman, and                December 29, 2005
David G. Derrick        Chief Executive Officer
                        (principal executive officer)

/s/James Dalton
---------------         Director, Vice Chairman, President     December 29, 2005
James Dalton

/s/Peter McCall
---------------         Director                               December 29, 2005
Peter McCall

/s/Robert E. Childers
---------------------   Director                               December 29, 2005
Robert E. Childers

/s/Michael G. Acton
-------------------     Chief Financial Officer                December 29, 2005
Michael G. Acton        (principal financial officer)

RemoteMDx, Inc.
Consolidated Financial Statements
September 30, 2005 and 2004

Index to Consolidated Financial Statements

--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----


Reports of Independent Registered Public Accounting Firm                      3


Consolidated Balance Sheet                                                    5


Consolidated Statements of Operations                                         7


Consolidated Statements of Stockholders' Deficit                              8


Consolidated Statements of Cash Flows                                        12


Notes to Consolidated Financial Statements                                   15

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS                Registered with the Public Company
  5 Triad Center, Suite 750                           Accounting Oversight Board
  Salt Lake City, UT 84180-1128
  Phone: (801) 532-2200
  Fax: (801) 532-7944
  www.hbmcpas.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows of RemoteMDx, Inc., (the Company), for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. as of September 30, 2005 and the consolidated results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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




                                              /s/ HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
December 22, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of RemoteMDx, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of RemoteMDx, Inc., (the Company), for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RemoteMDx, Inc. for the year ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

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


/s/Tanner LC
Salt Lake City, Utah
June 7, 2005


                                                                                 RemoteMDx, Inc.
                                                                      Consolidated Balance Sheet
                                                                              September 30, 2005
------------------------------------------------------------------------------------------------

        Assets
        ------
Current Assets:
       Cash                                                                     $       416,036
       Restricted cash                                                                  180,103
       Accounts receivable, net of allowance for doubtful
           accounts of  $29,000                                                          96,781
       Inventories, net of reserve of $180,977 (note 1)                                  46,576
       Prepaid and other assets                                                          41,356
                                                                                ----------------

                   Total current assets                                                 780,852

       Property and equipment, net of accumulated depreciation
       and amortization of $496,911 (note 1)                                            380,715
       Other assets                                                                      34,877
                                                                                ----------------

                   Total assets                                                     $ 1,196,444
                                                                                ----------------


------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                   5

                                                                                 RemoteMDx, Inc.
                                                                      Consolidated Balance Sheet
                                                                              September 30, 2005
                                                                                       Continued
------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------
Current liabilities:
       Bank line of credit                                                      $       174,898
       Related party line of credit and note (note 12)                                  255,472
       Accounts payable                                                               1,355,050
       Accrued expenses (note 3)                                                        689,024
       Deferred revenues                                                                 17,539
       Notes payable (note 5)                                                           287,343
       Redeemable stock subject to mandatory redemption (note 6)                         96,000
       Convertible debentures, net of debt discount of $56,173 (note 7)               1,262,366
       Embedded derivative liability (note 8)                                         1,860,626
                                                                                ----------------
            Total current liabilities                                                 5,998,318

Long-term liabilities:
       Convertible notes, net of debt discount $894,764 (note 5)                        421,570
                                                                                ---------------
            Total liabilities                                                         6,419,888

Commitments and contingencies (note 14)
Series A Preferred stock of SecureAlert, Inc. (note 9)                                2,990,000
Stockholders' deficit:
       Series A convertible preferred stock; 10% dividend, non-voting, non-participating; $.0001 par value, $200 stated value; 40,000 shares designated; 26,007 shares issued and outstanding
            (aggregate liquidation preference of $69,179)                                     3
       Series B convertible preferred stock; $.0001 par value; 2,000,000 shares designated; 1,369,157 shares issued and outstanding
            (aggregate liquidation preference of $4,107,471)                                137
       Common stock, $.0001 par value, 100,000,000 shares
            authorized; 45,129,042 shares issued and outstanding                          4,513
       Additional paid-in capital                                                    76,113,623
       Deferred compensation                                                         (3,363,126)
       Subscription receivable                                                         (504,900)
       Accumulated deficit                                                          (80,463,694)
                                                                                ---------------
            Total stockholders' deficit:                                             (8,213,444)
                                                                                ---------------
            Total liabilities and stockholders' deficit                         $     1,196,444
                                                                                ---------------

------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                   6


                                                                                                RemoteMDx, Inc.
                                                                           Consolidated Statement of Operations
                                                                                      Years Ended September 30,
---------------------------------------------------------------------------------------------------------------

Sales, net                                                               $          861,868     $    1,117,520
Cost of goods sold                                                                  823,752          1,134,535
                                                                         --------------------------------------
            Gross profit (loss)                                                      38,116            (17,015)
                                                                         --------------------------------------

Operating expenses:
       Research and development                                                   1,766,791            205,341
       Selling, general and administrative
          (including $2,742,837 and $966,780 of compensation expense
          paid in stock or stock option / warrants, respectively)                 7,230,222          4,189,669
       Impairment of inventory                                                            -             30,358
       Impairment of goodwill                                                             -          1,321,164
                                                                         --------------------------------------
            Loss from operations                                                 (8,958,897)        (5,763,547)
                                                                         --------------------------------------

Other income (expense):
      Derivative valuation gain (loss)                                             (580,626)                 -
       Interest income                                                                1,720              7,077
       Interest expense
        (including $1,387,143 and $639,911 paid in stock
        and warrants, respectively)                                              (1,448,736)          (817,579)
       Other income                                                                   2,850             67,823
                                                                         --------------------------------------
            Loss before income taxes and discontinued operations                (10,983,689)        (6,506,226)
Income tax benefit                                                                        -                  -
                                                                         --------------------------------------
       Loss before discontinued operations                                      (10,983,689)        (6,506,226)
       Income on discontinued operations, net of tax                                      -             99,515
                                                                         --------------------------------------
            Net loss                                                            (10,983,689)        (6,406,711)
Series A preferred stock dividends                                                 (512,547)          (525,800)
                                                                         --------------------------------------
Net loss applicable to common shareholders                               $      (11,496,236)    $   (6,932,511)
                                                                         --------------------------------------
            Net loss per common share from continuing operations
                 - basic and diluted                                     $            (0.33)    $        (0.25)
            Net income (loss) per common share from discontinued
                 operations - basis and diluted                          $                -     $            -
                                                                         --------------------------------------
Net loss per common share - basic and diluted                            $            (0.33)    $        (0.25)
                                                                         --------------------------------------

Weighted average shares - basic and diluted                                      34,318,000         28,217,000

---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                  7


                                                                                                     RemoteMDx, Inc.
                                                                     Consolidated Statement of Stockholders' Deficit
                                                                             Years Ended September 30, 2004 and 2005
--------------------------------------------------------------------------------------------------------------------

                                                                  Preferred Stock
                                                                  ---------------
                                                           Series A              Series B          Common Stock
                                                           --------              --------          ------------
                                                      Shares       Amount    Shares     Amount   Shares      Amount
                                                    ----------------------------------------------------------------

Balance at October 1, 2003                              30,446    $     3   1,835,824   $  184  23,917,032   $ 2,392

Issuance of common stock upon expiration
of put options on manditorily redemmable
common stock (reclassified from liabilities)                 -          -           -        -     963,333        96

Issuance of common stock for:
    Cash                                                     -          -           -        -   1,066,043       106
    Offering costs for convertible debentures                -          -           -        -     205,530        21
      (recorded as debt discount)
    Conversion of debt and interest                          -          -           -        -      22,427         2
    Conversion of related party debt                         -          -           -        -     740,741        74
    Exercise of stock options; options were
      exercised through reduction of related party
      line of credit                                         -          -           -        -     689,229        69
    Conversion of Series A preferred stock              (7,097)        (1)          -        -   2,633,403       264
    Services                                                 -          -           -        -   1,157,500       116

Stock options issued for consulting services                 -          -           -        -           -         -

Amortization of deferred consulting services                 -          -           -        -           -         -

Subscription receivable reduction:                           -          -           -        -           -         -

Preferred stock dividend                                     -          -           -        -           -         -

Net loss                                                     -          -           -        -           -         -

                                                    ----------------------------------------------------------------
Balance at September  30, 2004                          23,349    $     2   1,835,824   $  184  31,395,238   $ 3,140
                                                    ================================================================


--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                       8

                                                                                                RemoteMDx, Inc.

                                                                Consolidated Statement of Stockholders' Deficit
                                                                        Years Ended September 30, 2004 and 2005
                                                                                                      Continued
---------------------------------------------------------------------------------------------------------------

                                                                       Deferred    Preferred
                                                                      Financing      Stock        Consolidated
                                                                         and       Subscriptions   Accumulated
                                                            APIC      Consulting    Receivable      Deficit
                                                       --------------------------------------------------------
Balance at October 1, 2003                             $ 62,128,166   $ (120,000)  $   700,000    $ (63,073,294)
Issuance of common stock upon expiration
of put options on manditorily redemmable
common stock (reclassified from liabilities)              2,048,570            -             -                -

Issuance of common stock for:
    Cash                                                    480,546            -             -                -
    Offering costs for convertible debentures
       (recorded as debt discount)                          110,965            -             -                -
    Conversion of debt and interest                          33,638            -             -                -
    Conversion of related party line of credit              399,926            -             -                -
    Exercise of stock options; options were
       exercised through reduction of related party
       line of credit                                       372,115            -             -                -
    Conversion of Series A preferred stock                     (263)           -             -                -
    Services                                                600,334     (461,700)            -                -

Stock options issued  for consulting services               681,142            -

Amortization of deferred consulting services                      -      250,388             -                -

Subscription receivable reduction:                                -            -      (700,000)               -

Preferred stock dividend                                   (525,800)           -             -                -

Net loss                                                          -            -             -       (6,406,711)
                                                       --------------------------------------------------------
Balance at September 30, 2004                          $ 66,329,339   $ (331,312)  $         -    $ (69,480,005)
                                                       ========================================================

---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                  9

                                                                                                     RemoteMDx, Inc.
                                                                     Consolidated Statement of Stockholders' Deficit
                                                                             Years Ended September 30, 2004 and 2005
--------------------------------------------------------------------------------------------------------------------

                                                                  Preferred Stock
                                                                  ---------------
                                                           Series A              Series B          Common Stock
                                                           --------              --------          ------------
                                                      Shares       Amount    Shares     Amount   Shares      Amount
                                                    ----------------------------------------------------------------


Balance at October 1, 2004                              23,349    $     2   1,835,824   $  184  31,395,238   $ 3,140

Issuance of common stock for:
    Conversion of Series A preferred stock              (2,578)         -           -        -     953,895        95
    Conversion of Series B preferred stock                   -          -    (466,667)     (47)  2,592,595       259
    Debt and accrued interest                                -          -           -        -   3,995,154       400
    Services                                                 -          -           -        -   5,148,641       514
    Assumption of $563,500 of debt and accrued
      interest by related party                              -          -           -        -   1,043,519       104
    Issuance of warrants for:
      Debt                                                   -          -           -        -           -         -
      Services                                               -          -           -        -           -         -

Amortization of deferred consulting and financing
    fees                                                     -          -           -        -           -         -

Preferred stock dividend                                     -          -           -        -           -         -

Record beneficial conversion feature on notes                -          -           -        -           -         -

Issuance of Series A preferred stock for accrued
    dividends                                                -          -           -        -           -         -

Preferred stock dividends paid with Series A
    preferred stock                                      5,236          1           -        -           -         -

Subscription receivable                                      -          -           -        -           -         -

Net loss                                                     -          -           -        -           -         -

                                                    ----------------------------------------------------------------
Balance at September  30, 2005                          26,007    $     3   1,369,157   $  137  45,129,042   $ 4,513
                                                    ================================================================



--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                      10

                                                                                                RemoteMDx, Inc.
                                                                Consolidated Statement of Stockholders' Deficit
                                                                        Years Ended September 30, 2004 and 2005
                                                                                                      Continued
---------------------------------------------------------------------------------------------------------------

                                                                       Deferred    Preferred
                                                                      Financing      Stock        Consolidated
                                                                         and       Subscriptions   Accumulated
                                                            APIC      Consulting    Receivable      Deficit
                                                       --------------------------------------------------------
Balance at October 1, 2004                             $ 66,329,339   $  (331,312) $         -    $ (69,480,005)

Issuance of common stock for:
    Conversion of Series A preferred stock                      (95)           -             -                -
    Conversion of Series B preferred stock                     (213)           -             -                -
    Debt and accrued interest                             2,645,499    (1,970,910)           -                -
    Services                                              2,822,395    (1,755,000)           -                -
    Assumption of $563,500 of debt and accrued
       interest by related party                            641,054            -             -                -
    Issuance of warrants for:
       Debt                                                 267,174             -            -                -
       Services                                           1,582,171      (214,776)           -                -

Amortization of deferred consulting and financing
    fees                                                          -       908,872            -                -

Preferred stock dividend                                   (512,547)            -            -                -

Record beneficial conversion feature on notes             1,300,500             -            -                -

Issuance of Series A preferred stock for accrued
dividends                                                 1,038,346             -            -                -

Preferred stock dividend paid with Series A                       -             -            -                -
    preferred stock

Subscription receivable                                           -             -     (504,900)               -

Net loss                                                          -             -            -      (10,983,689)

                                                       --------------------------------------------------------
Balance at September  30, 2005                         $ 76,113,623   $(3,363,126) $  (504,900)   $ (80,463,694)
                                                       ========================================================


---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                 11


                                                                                                 RemoteMDx, Inc.
                                                                            Consolidated Statement of Cash Flows
                                                                               For the Years Ended September 30,
----------------------------------------------------------------------------------------------------------------

                                                                                    2005              2004
                                                                                --------------------------------
Cash flows from operating activities:
     Net loss                                                                   $  (10,983,689)   $   (6,406,711)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
               Depreciation and amortization                                            36,632           156,604
               Amortization of debt discount                                           262,427            52,752
               Amortization of deferred financing and consulting services              908,872           250,388
               Amortization of interest expense related to redeemable common
                   stock payable                                                             -           483,659
               Beneficial conversion feature recorded as interest expense              340,000                 -
               Derivative liability valuation                                          580,626                 -
               Common stock issued for services and interest                         1,347,768           138,750
               Common stock options and warrants issued to
                   board of directors                                                  170,138                 -
               Options issued to consultants for services                              392,380           498,832
               Options issued to related party for services                          1,072,051           182,310
               Impairment of goodwill                                                        -         1,321,164
               Interest income on restricted cash                                       (3,742)           (2,016)
               Increase in related party line of credit for services                   752,708           598,918
               Changes in operating assets and liabilities:
                   Accounts receivable                                                 163,694          (175,559)
                   Inventories                                                          31,711           286,151
                   Prepaid expenses and other assets                                   (58,729)           13,021
                   Accounts payable                                                    649,042           427,645
                   Accrued liabilities                                                 494,770           140,048
                   Deferred revenues                                                     4,105            (1,008)
                                                                                --------------------------------

                                    Net cash used in operating activities           (3,839,236)       (2,035,052)
                                                                                --------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                               (311,730)         (102,740)
     Proceeds from the disposal of fixed assets                                          8,457             2,735
                                                                                --------------------------------

                                    Net cash used in investing activities             (303,273)         (100,005)
                                                                                --------------------------------


----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                  12


                                                                                                 RemoteMDx, Inc.
                                                                            Consolidated Statement of Cash Flows
                                                                               For the Years Ended September 30,
                                                                                                       Continued
----------------------------------------------------------------------------------------------------------------

                                                                                    2005              2004
                                                                                --------------------------------
Cash flows from financing activities:
       Net (payments) borrowings under a related-party line of
          credit / advances                                                           (782,639)          313,136
       Net payments on a bank line of credit                                              (102)             (105)
       Payment on short-term notes payable                                             (33,787)          (45,759)
       Payment on notes payable                                                       (164,000)                -
       Payment on related party convertible notes payable                                    -           (98,794)
       Proceeds from sale of manditorily redeemable common stock                             -           225,000
       Proceeds from the issuance of SecureAlert Series A preferred stock            2,607,746                 -
       Proceeds from issuance of debt                                                2,869,224           144,500
       Proceeds from sale of common stock                                                    -           480,546
       Proceeds from sale of equity and convertible debenture                                -         1,041,742
                                                                                --------------------------------

                                      Net cash provided by financing activities      4,496,442         2,060,266
                                                                                --------------------------------

Net increase (decrease) in cash                                                        353,933           (74,791)

Cash, beginning of year                                                                 62,103           136,894
                                                                                --------------------------------

Cash, end of year                                                               $      416,036    $       62,103
                                                                                --------------------------------



Supplemental Cash Flow Information:
                                                                                      2005              2004
                                                                                --------------------------------
Cash paid for interest and taxes:
Cash paid for income taxes                                                                   -                 -
Cash paid for interest                                                          $       48,053    $       38,774


----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                  13


                                                                                                 RemoteMDx, Inc.
                                                                            Consolidated Statement of Cash Flows
                                                                               For the Years Ended September 30,
                                                                                                       Continued
----------------------------------------------------------------------------------------------------------------

                                                                                    2005              2004
                                                                                --------------------------------
 Supplemental schedule of non-cash investing and
 financing activities:
 Issuance of 953,895 and 2,633,403 common shares, respectively, in exchange for
     2,578 and 7,097 shares of Series A preferred stock, respectively                       95               264
 Issuance of 5,870,500 and 1,157,500 common shares, respectively, for deferred
     consulting and financing services                                               3,590,910           461,700
 Issuance of 205,530 common shares for offering costs                                        -           110,986
 Utilization of borrowings under a related-party line of credit as payment for
      exercise of common stock options                                                       -           372,184
 Preferred Series A stock dividends accrued                                            512,547           525,800
 Conversion of related party line-of-credit into 740,741 common shares                       -           400,000
 Subscription receivable reduction for $600,000 reduction of notes
      payable and $100,000 reduction of accrued liabilities                                  -           700,000
 Notes payable and accrued interest converted into 750,000 and 22,427
     shares of common stock, respectively                                              318,301            33,640
 Related party line of credit increased in exchange for related party consulting services of $480,000, assumption of Company notes payable
     of $563,500, and $77,658 of accrued interest                                    1,097,988                 -
 Use of restricted cash to pay bank line-of-credit                                           -          (375,681)
 Series A preferred stock issued in settlement of related party note                   175,000                 -


----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                  14

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                     September 30, 2005 and 2004
--------------------------------------------------------------------------------

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

                        Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role engaging in the business of manufacturing and marketing mobile emergency and personal security systems, and tracking devices used to monitor convicted offenders in the criminal justice system. The Company's revenues for the year ended September 30, 2005, were generated primarily from the sale of personal security products and from medical stains and reagents.

                        Going Concern
                        The Company incurred a net loss and has negative cash flows from operating activities for the year ended September 30, 2005. As of September 30, 2005, the Company has a working capital deficit, a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations, obtain positive working capital, and obtain the necessary funding to meet its projected capital investment requirements.

--------------------------------------------------------------------------------
                                                                              15

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Going Concern - Continued
     and Nature         Management's  plans  with  respect  to this  uncertainty
     of Operations      include  converting debt obligations to equity,  raising
     Continued          additional  capital  from the sale of equity  securities
                        and  expanding  its market for its mobile  emergency and
                        tracking  products.  There can be no assurance  that the
                        Company will be able to raise sufficient capital to meet
                        its working capital needs. In addition,  there can be no
                        assurance  that the  operations  will generate  positive
                        cash  flows or that  the  Company  will be  economically
                        successful,  whether by increasing its marketing efforts
                        or  otherwise.  Further,  the  Company  may be unable to
                        complete     the      development     and     successful
                        commercialization of any new remote health monitoring or tracking products.

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc. and its wholly-owned subsidiaries, Volu-Sol Reagents, Inc. and SecureAlert, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

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

--------------------------------------------------------------------------------
                                                                              16

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

                        The Company had sales to entities which represent more than 10% as follows for the years ended September 30:

                                                       2005           2004
                                                     --------------------------

                            Company A                $        -      $  170,000

                            Company B                $  148,500      $  163,395

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


--------------------------------------------------------------------------------
                                                                              17

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Summary of         Substantially   all  items  included  in  inventory  are
     Significant        finished goods and consist of the following:
     Accounting
     Policies
     Continued

                             Mobile security                     $    198,085
                             Reagent stains raw materials              26,741
                             Reagents stains finished goods             2,727
                             Reserve for inventory obsolescence      (180,977)
                                                                 ------------
                                                                 $     46,576
                                                                 ------------

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

                        Property and equipment consisted of the following as of September 30, 2005:

                             Equipment                              $  372,923
                             Leasehold improvements                    316,147
                             Furniture and fixtures                    188,556
                                                                    ----------
                                                                       877,626

                                Accumulated depreciation              (496,911)
                                                                    ----------
                                                                    $  380,715
                                                                    ----------

--------------------------------------------------------------------------------
                                                                              18

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Depreciation  expense for the years ended  September 30,
     Significant        2005 and 2004 was $36,632 and $156,603, respectively.
     Accounting
     Policies           Impairment of Long-Lived Assets and Goodwill
     Continued          The Company reviews its long-lived assets for impairment
                        when events or changes in  circumstances  indicate  that
                        the book value of an asset may not be  recoverable.  The
                        Company  evaluates,  at each balance sheet date, whether
                        events and  circumstances  have occurred  which indicate
                        possible  impairment.  The  Company  uses an estimate of
                        future  undiscounted net cash flows of the related asset
                        or group of assets over the estimated  remaining life in
                        measuring  whether  the assets are  recoverable.  If the
                        carrying amount of an asset exceeds its estimated future
                        cash flows,  an impairment  charge is recognized for the
                        amount  by  which  the  carrying   amount   exceeds  the
                        estimated  fair  value  of  the  asset.   Impairment  of
                        long-lived  assets is assessed at the lowest  levels for
                        which  there  are  identifiable   cash  flows  that  are
                        independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.
                        During the years ended September 30, 2005 and 2004, the Company recorded impairment of goodwill of $0 and $1,321,164, respectively.

                        Revenue Recognition
                        The Company derives its revenue primarily from the sale of its mobile medical emergency products with service contracts, and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. Revenue from products sold with long-term service contracts are recognized ratably over the expected life of the contract. Amounts received in advance of shipment are recorded as deferred revenue.

                        Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

--------------------------------------------------------------------------------
                                                                              19

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Summary of         Research and Development Costs
     Significant        All   expenditures  for  research  and  development  are
     Accounting         charged to expense as incurred.  These  expenditures  in
     Policies           both  2004  and  2005  were  for  the   development   of
     Continued          SecureAlert's TrackerPAL device and associated services.
                        For the years ended September 30, 2005 and 2004 research and development expenses were $1,766,791 and $205,341, respectively.

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

--------------------------------------------------------------------------------
                                                                              20

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         The following  table  illustrates the effect on net loss
     Significant        and net loss per share as if the  Company had elected to
     Accounting         use the fair  value  based  method  to  account  for its
     Policies           employee stock-based compensation.
     Continued
                                                  Years Ended September 30,
                                              --------------------------------
                                                    2005           2004
                                              --------------------------------

Net loss applicable to common
  shareholders - as reported                    $ (11,496,236) $  (6,932,511)

Deduct:  total stock based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                   (10,835)      (112,647)
                                              --------------------------------

Net loss - pro forma                            $ (11,507,071) $  (7,045,158)
                                              --------------------------------

Basic and diluted loss per share - as reported  $        (.33) $      ( 0.25)
                                              --------------------------------

Basic and diluted loss per share - pro forma    $        (.34) $      ( 0.25)
                                              --------------------------------

                        The fair value of each option or warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    Years Ended
                                                   September 30,
                                         ----------------------------------
                                               2005            2004
                                         ----------------------------------

 Expected dividend yield                                -                -
 Expected stock price volatility                    106 %              95%
 Risk-free interest rate                           3.66 %            3.87%
 Expected life of options                         5 years          5 years

                        The weighted average fair value of options and warrants granted during the years ended September 30, 2005 and 2004, were $ 0.47 and $0.38, respectively.

                        The Company accounts for its stock-based compensation issued to non-employees, other than members of the Company's Board of Directors, using the fair value method in accordance with SFAS No. 123 and related

--------------------------------------------------------------------------------
                                                                              21

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Summary of         interpretations.   Under  SFAS  No.   123,   stock-based
     Significant        compensation  is  determined as either the fair value of
     Accounting         the  consideration  received  or the  fair  value of the
     Policies           equity  instruments  issued,  whichever is more reliably
     Continued          measurable.

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

                        Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock. As of September 30, 2005 and 2004, there were approximately 20,833,000 and 18,297,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common share equivalents listed above do not include the shares issuable upon conversion of convertible notes and debentures with embedded conversion features.


--------------------------------------------------------------------------------
                                                                              22

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Recent Accounting Pronouncements
     Significant        In December 2004, the FASB issued FASB Statement No. 123
     Accounting         (revised 2004), "Shared-Based Payment." Statement 123(R)
     Policies           addresses  the   accounting  for   share-based   payment
     Continued          transactions  in which an enterprise  receives  employee
                        services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.
                        Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and share based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair value method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued.

                        The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

                        Statement 123(R) is effective as October 1, 2006 for the Company. All public companies must use either the modified prospective or the modified retrospective transition method. The Company has not yet evaluated the impact of adoption of this pronouncement, but believes it may have a material impact on the consolidated financial statements.

                        In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins." Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the Company's fiscal year ending September 30, 2006.


--------------------------------------------------------------------------------
                                                                              23

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         As  part  of its  short-term  international  convergence
     Significant        project with the IASB,  on December  16, 2004,  the FASB
     Accounting         issued  Statement  153 to  address  the  accounting  for
     Policies           non-monetary  exchanges of productive assets.  Statement
     Continued          15  amends  APB No.  29,  "Accounting  for  Non-monetary
                        Exchanges",  which  established  a narrow  exception for
                        non-monetary exchanges of similar productive assets from
                        fair value measurement.  This Statement  eliminates that
                        exception   and  replaces  it  with  an  exception   for
                        exchanges that do not have commercial  substance.  Under
                        Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

                        The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange.

                        The Company has adopted this Statement in fiscal year 2005 and did not experience a material impact on the financial statements.

3.   Accrued            Accrued expenses consisted of the following at September
     Expenses           30, 2005:

                        Accrued tooling                            $     116,000
                        Accrued interest                                  38,638
                        Accrued compensation and payroll taxes           172,168
                        Accrued vacation                                  27,583
                        Accrued property taxes                            28,800
                        Funds held in escrow for third parties           270,000
                        Other                                             35,835
                                                                   -------------
                                                                   $     689,024
                                                                   -------------

4.   Bank Line of       As of  September  30,  2005,  the Company  had  $174,898
     Credit             outstanding  under a line of  credit  with  Zions  First
                        National Bank. The line of credit bears interest at 6%, matures on April 11, 2006, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $180,103.


--------------------------------------------------------------------------------
                                                                              24

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Notes Payable      Notes  payable at  September  30, 2005  consisted of the
                        following:

                        Current liabilities:

                        Unsecured note payable to a corporation
                        with interest at 5%.  The note was due
                        December 20, 2005.  This note is
                        currently in default.                       $    95,830

                        Unsecured notes payable to former
                        SecureAlert shareholders, with interest
                        at 5%, payable in installments of $80,000
                        per month until paid in full. These notes
                        are currently in default.                       169,676

                        Unsecured note payable to an entity.
                        The note has a monthly payment of $1,985.
                        The loan bears no interest, but has been
                        imputed at 8%.  The note is due
                        September 18, 2006.                              21,837
                                                                    ------------
                                                                    $   287,343
                                                                    ------------
                         Long term liabilities:

                        Unsecured convertible note payable with
                        interest at 18% (effective interest rate
                        of 29.83%), maturing on September 16, 2008.
                        Three years of prepaid interest has been
                        paid through the issuance of 363,000 shares
                        of restricted common stock valued at
                        $515,460.  The holder of the note may
                        convert any  portion of the outstanding
                        balance at the lower of 50% of the fair
                        value of the Company's common stock or
                        $0.40 per share. A beneficial conversion
                        feature of $363,000 was recorded.
                        As of September 30, 2005, the remaining
                        debt discount was $357,958.                 $     5,042

                        Unsecured convertible note payable
                        with interest at 18% (effective interest rate of 26.17%), maturing on May 3, 2008. Three years of prepaid interest has been paid through the issuance of 127,500 shares of restricted common stock valued at $68,850. The holder of the note may convert any portion of the outstanding balance at the lower of 50% of the fair value of the Company's common stock or
                         $0.40 per share. A beneficial conversion

--------------------------------------------------------------------------------
                                                                              25

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Notes Payable      feature of $127,500 was recorded.
     Continued          As of September 30, 2005, the remaining
                        debt  discount was $109,791.                     17,709

                        Unsecured convertible notes payable
                        with interest at 18% (effective interest
                        rate of 39.72%), and maturity dates of
                        June 15, 2008 and September 15, 2008.
                        Three years of prepaid interest has been
                        paid through the issuance of 1,280,000
                        shares of restricted common stock valued
                        at $883,600.  The holder of the note
                        may convert any portion of the  outstanding
                        balance at the lower of 50% of the fair
                        value of the Company's common stock or $
                        0.40 per share. These note have conversion
                        features that are considered embedded
                        derivatives; and therefore, are subject
                        to derivative accounting. (See Note 8)           75,834

                        Unsecured convertible notes payable with
                        interestat 18% (effective interest rate
                        of 26.15%), and maturity dates of March 7,
                        2008, April 7, 2008, and August 14, 2008.
                        Three years of prepaid interest has been
                        paid through the issuance of 600,000
                        restricted shares of common stock valued at
                        $324,000. The holder of the note may convert
                        any portion of the outstanding balance at the
                        lower of 50% of the fair value of the
                        Company's common stock or $0.40 per share.
                        A beneficial conversion feature of $320,000
                        was recorded. As of September 30, 2005, the
                        remaining debt discount was $291,598.           308,402

                        Unsecured convertible notes payable
                        with interest at 18% (effective interest rate of 54.24%), and maturity dates of May 2, 2008 and September 15, 2008. Three years of prepaid interest has been paid through the issuance of 150,000 shares of restricted common stock valued at $125,000. The holder of the note may convert any portion of the outstanding balance at the lower of 50% of the fair

--------------------------------------------------------------------------------
                                                                              26

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Notes Payable      value of the Company's common stock or
     Continued          $0.40 per share.  A beneficial conversion
                        feature of $150,000 was recorded.  As
                        of September 30, 2005, the remaining debt
                        discount was $135,417.                           14,583
                                                                    ------------
                                                                    $   421,570
                                                                    ============

                        The following schedule shows the principal payments due under notes payable as of September 30, 2005:

                             Year Ending September 30:                 Amount
                             ------------------------               ------------
                                 2006                               $   287,343
                                 2007                                         -
                                 2008                                 2,520,500
                                 2009                                         -
                                 2010                                         -
                                                                    ------------
                                                                    $  2,807,843
                                                                    ============

6.   Redeemable         The Company has 32,000  common shares  outstanding  that
     Common             are  redeemable  at  the  option  of the  holder  with a
     Stock              redeemable  value of  $96,000.  The  Company has not yet
                        been   released   from  the  $96,000   obiligation.   In
                        accordance  with SFAS No.  150,  Accounting  for Certain
                        Financial   Instruments  with  Characteristics  of  both
                        Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability.

7.   Convertible        During the year ended  September  30, 2004,  the Company
     Debentures         sold  $1,450,000 of Series B Convertible  Debentures and
                        $350,000  of  Series  C  Convertible   Debentures.   The
                        Debentures are convertible automatically into shares of the Company's common stock upon the closing of a qualified equity or debt offering with gross proceeds of at least $5,000,000. Under the terms, the conversion price will equal 80% of the fair value prior to closing the offering. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months of $47,954 added to the principal amount. Thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each Closing, subject to the conversion as indicated above. As of September 30, 2005, the convertible debentures net of debt discount was $1,262,366.


--------------------------------------------------------------------------------
                                                                              27

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Derivatives        The   Company   does  not   hold  or  issue   derivative
                        instruments for trading purposes.  However,  the Company
                        has  convertible  notes  payable that  contain  embedded
                        derivatives  that require  separate  valuation  from the
                        convertible   notes.   The  Company   recognizes   these
                        derivatives  as  liabilities  in its  balance  sheet and
                        measures  them  at  their  estimated  fair  value,   and
                        recognizes  changes  in their  estimated  fair  value in
                        earnings  (losses) in the period of change.  The Company
                        has   estimated   the  fair  value  of  these   embedded
                        derivatives using the Black-Scholes model based on the historical volatility of its common stock over the past three years. The fair value of derivative instruments are re-measured each quarter.

                        During the year ended September 30, 2005, the Company issued convertible notes payable containing an embedded derivative. The Company received $1,280,000 from these convertible notes and issued 1,280,000 shares of common stock valued at $883,600 for three years of prepaid interest. The carrying value of these convertible notes payable as of September 30, 2005 was $75,834. The carrying value will be increased each quarter over the three year period as the accretion related to the embedded derivative is recorded until the carrying value equals the face value of $1,280,000. As of September 30, 2005, the derivative instruments had a fair value of $1,860,626.

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

                        Series A 10 % Convertible Non-Voting Preferred Stock
                        The Company has designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred Stock ("Series A Preferred Stock"). As of September 30, 2005, there were 26,007 shares of Series A Preferred Stock outstanding.

                        Dividends
                        The holders of the Series A Preferred Stock, some of which are entities controlled by officers and directors of the Company, are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A

--------------------------------------------------------------------------------
                                                                              28

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Preferred          Preferred  Stock (or $200 per  share),  payable in cash,
     Stock              additional shares of Series A Preferred Stock, or common
     Continued          shares  at the  discretion  of the  Board of  Directors.
                        Dividends are fully cumulative and accrue from the date of original issuance to holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set. During the years ended September 30, 2005 and 2004, the Company recorded
                        $512,547 and $525,800 in dividends on Series A Preferred
                        Stock, respectively.

                        Convertibility
                        Series A Preferred Stock is convertible at 370 shares of common stock for each share of Series A Preferred Stock. During the year ended September 30, 2005, 2,578 shares of Series A Preferred Stock were converted into 953,895 shares of common stock. During the year ended September 30, 2004, 7,097 shares of Series A Preferred Stock were converted into 2,633,403 shares of common stock.

                        Voting Rights and Liquidation Preference
                        The holders of Series A Preferred Stock have no voting rights and are entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133 percent.

                        Optional Redemption
                        The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at any time. As of September 30, 2005, the redemption price was 133 percent of the conversion price of Series A Preferred Stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred Stock called for redemption by the Company. Through September 30, 2005, the Company has not exercised its option to redeem shares of Series A Preferred Stock.

                        Issuances of Series A Preferred Stock
                        During the year ended September 30, 2005, the Company had recorded and issued 5,236 shares of Series A Preferred Stock for payment of Series A accrued dividends.

--------------------------------------------------------------------------------
                                                                              29

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Preferred          Series B Convertible Preferred Stock
     Stock              On June 7, 2001,  the holders of the Company's  Series A
     Continued          Preferred  Stock  approved the  designation of 2,000,000
                        shares of a new series of preferred  stock, the Series B
                        Convertible Preferred Stock ("Series B Preferred Stock") previously approved by the Board of Directors.

                        Dividends
                        The Company will not pay dividends on the Series B Preferred Stock unless dividends are declared by the Board of Directors, in which case the Series B Preferred Stock would be paid dividends prior and in preference to any declaration or payment of any dividends on the common stock, and subject to the preferences of the holders of the Series A Preferred Stock.

                        Convertibility
                        Each share of Series B Preferred Stock is convertible at any time into shares of common stock at an initial rate of $3.00 per share of common. Each share of Series B Preferred Stock will automatically convert into shares of common stock at the then effective conversion rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000. The Company has issued shares of common stock or securities convertible into common stock for consideration per share less than $3.00 per share. The conversion rate in effect immediately prior to the issuance of those shares, the conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock so issued.

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

--------------------------------------------------------------------------------
                                                                              30

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Preferred          SecureAlert,  Inc.  (PAL  Services)  Series A  Preferred
     Stock              Shares
     Continued          During the year ended  September 30, 2005,  and pursuant
                        to Board of Director  approval,  the Company amended the
                        articles   of    incorporation   of   its   wholly-owned
                        subsidiary,   SecureAlert,   Inc.   (PAL   Services)  to
                        establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred
                        Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of the SecureAlert's (PAL Services) assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common
                        Stock of SecureAlert, (PAL Services) at the rate of $1.50 per day times the number of the SecureAlert's (PAL
                        Services) parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 x 90 days x 10,000 contracts) or $0.385 per share of Series A
                        Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert
                        (PAL Services) averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert (PAL Services) on such record dates not less than ten (10) days nor more than sixty
                        (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of the Company. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of the SecureAlert, Inc.
                        (PAL Services).

                        During the year ended September 30, 2005, the Company sold 2,990,000 of these shares for consideration of $2,990,000. Included in the total consideration was $382,254 issued as settlement of liabilities and cash proceeds of $2,607,746. The Company is currently in the process of closing approximately $500,000 to complete this offering. Because the preferred stock sold was Series A Preferred Stock of the Company's subsidiary, SecureAlert, Inc., the consideration received from the sale in the amount of $2,990,000 has been recorded similar to minority interest as a separate component of the balance sheet outside of permanent equity.

10.  Common             Authorized Shares
     Stock              The Company is  authorized  to issue  up to  100,000,000
                        shares of common stock.

--------------------------------------------------------------------------------
                                                                              31

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10.  Common Stock       Common Stock Issuances
     Continued          During the year ended  September  30, 2005,  the Company
                        issued  13,733,804  shares  of common  stock.  5,148,641
                        shares  were  issued  for  services  in  the  amount  of
                        $2,822,911,   953,895   shares   were  issued  upon  the
                        conversion of 2,578 shares of Series A Preferred  Stock,
                        2,592,595  shares  were issued  upon the  conversion  of
                        466,667  shares of Series B Preferred  Stock,  3,995,154
                        shares were issued for debt and accrued interest of $2,626,522, and the remaining 1,043,519 were issued to ADP for assuming $563,500 of debt and $77,554 of accrued interest (See Note 12).

                        During the year ended September 30, 2004, the Company issued 7,478,206 shares of common stock. Of these shares, 689,229 were issued related to the exercise of stock options whereby the exercise price was paid through the extinguishment of $372,184 in borrowings under the line of credit with ADP. Of the remaining 6,788,977 shares issued, 1,157,500 shares were issued for services, 2,633,403 shares were issued upon the conversion of 7,097 shares of Series A preferred stock, 1,271,573 issued for cash of $591,638, 22,427 shares were issued for debt and accrued interest of $33,640, 963,333 shares were issued upon expiration of put options, and the remaining 740,741 were issued to ADP to reduce the ADP line of credit (See Note 12).

11.  Options and        Stock Incentive Plan
     Warrants           The Company has adopted the 1997  Volu-Sol,  Inc.  Stock
                        Incentive  Plan  (the  "1997  Plan").  The 1997 Plan was
                        approved by action of Biomune,  the original stockholder
                        of the Company, in August 1997. Under the 1997 Plan, the
                        Company  may issue  stock  options,  stock  appreciation
                        rights, restricted stock awards, and other incentives to
                        employees,  officers  and  directors  of the Company and
                        award  nonqualified  stock  options and other  awards to
                        employees and certain  non-employees  who have important
                        relationships  with the  Company.  A total of  5,000,000
                        shares were initially available for grant under the 1997
                        Plan. As of September 30, 2005, 1,465,000 shares have been granted under the 1997 Plan.

--------------------------------------------------------------------------------
                                                                              32

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Options and        Stock Incentive Plan - Continued
     Warrants           On February 17, 2004 the Board of Directors approved the
     Continued          2004 RemoteMDx, Inc. Stock incentive Plan ("2004 Plan").
                        The  shareholders  approved  this plan on May 19,  2004.
                        Under  the  2004  Plan,  the  Company  may  issue  stock
                        options,  stock  appreciation  rights,  restricted stock
                        awards and other  incentives to employees,  officers and
                        directors.  The 2004 Plan also provides for the award of
                        nonqualified stock options,  stock appreciation  rights,
                        bonus rights,  and other  incentive  grants to employees
                        and   certain    non-employees    who   have   important
                        relationships  with the  Company.  A total of  6,000,000
                        shares are authorized for issuance pursuant to awards granted under the 2004 Plan. During fiscal year 2005, 5,000,000 shares have been granted under this plan.

                        A summary of stock option and warrant activity, including stock options and warrants granted inside and outside the plans discussed above, for the years ended September 30, 2005 and 2004 is as follows:

                                            Number of
                                           Options and       Price Per
                                            Warrants           Share
                                        -----------------------------------

Outstanding at October 1, 2003                  7,202,343   $  .54 to 7.00
    Granted                                     2,085,000      .54 to 1.00
    Expired or cancelled                                -                -
    Exercised                                  (1,465,300)     .54 to 1.00
                                        -----------------------------------

Outstanding at September 30, 2004               7,822,043      .54 to 7.00
                                                7,849,000      .54 to 3.00
    Expired or cancelled                       (1,905,000)     .54 to 7.00
                                        -----------------------------------
Outstanding at September 30, 2005              13,766,043   $  .54 to 3.00
                                        -----------------------------------

                        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant.


--------------------------------------------------------------------------------
                                                                              33

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Options and        Stock Incentive Plan - Continued
     Warrants           The following table summarizes  information  about stock
     Continued          options and warrants outstanding at September 30, 2005:

                      Options and Warrants             Options and Warrants
                          Outstanding                      Exercisable
            -------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining     Weighted                  Weighted
  Range of                  Contractual     Average                    Average
  Exercise       Number         Life       Exercise       Number      Exercise
   Prices      Outstanding    (Years)        Price     Exercisable      Price
--------------------------------------------------------------------------------
$  .50 - 1.00   10,854,477    2.50       $      .64    6,929,477     $    .64
         3.00    2,911,566    1.50             3.00    2,911,566         3.00
-------------------------------------------------------------------------------

$  .50 - 3.00   13,766,043    2.93       $     0.74    9,841,043     $   0.74
-------------------------------------------------------------------------------

                        As of September  30, 2005,  9,841,043 of the  13,766,043
                        outstanding options and warrants are vested.

                        During the year ended September 30, 2005, the Company issued 7,849,000 common stock options as follows:
                        1,450,000 to employees, 599,000 to consultants,  400,000
                        to the Board of Directors, 5,000,000 to related parties (David Derrick and James Dalton), and 400,000 for debt. The exercise prices range from $0.54 to $3.00 per share. During the year ended September 30, 2004, the Company issued 2,085,000 common stock options as follows:
                        225,000 to employees, 300,000 to consultants, 60,000 to the Board of Directors, 1,000,000 to related parties
                        (ADP), and 500,000 to related parties (ADP). The exercise prices range from $0.54 to $1.00 per share.

12.  Related            The Company has entered into certain  transactions  with
     Party              related parties.  These  transactions  consist mainly of
     Transactions       financing transactions and consulting arrangements.

                        Related Party Advances Payable
                        As of September 30, 2005, the Company owed $17,615 to ADP Management, an entity owned and controlled by two of the Company's officers and directors, under a line-of-credit agreement. Outstanding amounts on the line of credit accrue at 5% and are due on July 31, 2006. During the year ended September 30, 2005, the net decrease in the related party line-of-credit was $204,931. The net decrease consisted of cash repayments during the year of $782,639, increases of $752,708 related to a monthly management fee owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company, and a decrease of $175,000 for the purchase of SecureAlert (PAL Services) preferred stock. If the Company is unable to pay the

--------------------------------------------------------------------------------
                                                                              34

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



12. Related             management  fee and the  reimbursable  expenses in cash,
    Party               the related  party  line-of-credit  is increased for the
    Transactions        amount owed to ADP Management.
    Continued
                        During the year ended September 30, 2005, ADP Management
                        assumed   $563,500  of  debt  plus  $77,554  of  accrued
                        interest from various note holders for 1,043,519 shares of common stock. All note holders released the Company from these obligations.

                        During the year ended September 30, 2004, the Company converted $400,000 of amounts owed to ADP Management under the line-of-credit agreement into 740,741 shares of common stock at a conversion price of $0.54 per share.

                        Financing Transactions
                        The Company entered into a loan with an entity controlled by an employee of the Company. The loan bears interest at 17%. An origination fee of $10,000 was added to the principal balance owed under the note. Principal and interest were due November 13, 2005. The first four months are interest only and the last three months are interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents, a wholly-owned subsidiary of RemoteMDx, Inc. As of September 30, 2005, the balance net of the debt discount was $237,857. Subsequent to year end, the note was extended.

                        Consulting Arrangements
                        In March 2000, the Company agreed to pay consulting fees to ADP for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners. Under the terms of this agreement, ADP was paid a consulting fee of $20,000 per month and the Company agreed to reimburse the expenses incurred by ADP in the course of performing services under the consulting arrangement. The ADP agreement also requires ADP to pay the salaries of David Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company and James Dalton as president and Vice-Chairman of the Board of Directors of the Company. The Board of Directors, which at the time did not include either of these individuals, approved both of these arrangements. In May 2005, the Board of Directors approved to increase the amount of compensation paid to ADP Management from $20,000 to $40,000 per month effective October 1, 2004. The Board of Directors approved this compensation increase with David Derrick and James Dalton abstaining.



--------------------------------------------------------------------------------
                                                                              35

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Related            During the year ended September 30, 2005 and 2004, under
     Party              the consulting and line-of-credit arrangements described
     Transactions       above,  the Company  recorded  compensation  expense and
     Continued          other  reimbursable  expenses  incurred in behalf of the
                        Company of $752,708 and $817,583 respectively.

                        License Agreement
                        During the year ended September 30, 2003, the Company entered into a License Agreement with Matsushita Electric Works, Ltd., a Japanese corporation ("MEW"). Under the License Agreement, the Company granted MEW a nontransferable, worldwide, exclusive license under certain of the Company's patents to use, manufacture, have manufactured, market, distribute and sell the Company's one-button emergency wireless telephone device, with and without global positioning satellite technology. In connection with the new strategic alliance created by the execution of the License Agreement, MEW also made an equity investment in the Company. MEW purchased 1,000,000 shares of Series B Preferred Stock at a price of $3.00 per share. In conjunction with the sale of the Series B Preferred Stock, and as an indication of the parties' mutual interest in a long-term relationship, the Company also granted MEW a warrant to purchase 1,000,000 shares of common stock at a price of $3.00 per share. During the fiscal year ended September 30, 2005 and 2004, the Company paid MEW $0 and $292,796 for GPS products and related services.

13.  Income Taxes       For the years ended  September  30,  2005 and 2004,  the
                        Company incurred net operating losses of approximately $
                        10,984,000 and  $5,051,000 for income tax purposes.  The
                        amount of and ultimate  realization of the benefits from
                        the net operating losses is dependent, in part, upon the
                        tax laws in effect,  the Company's future earnings,  and
                        other  future  events,  the  effects of which  cannot be
                        determined.  The  Company  has  established  a valuation
                        allowance for all deferred  income tax assets not offset
                        by   deferred   income  tax   liabilities   due  to  the
                        uncertainty of their realization.  Accordingly, there is
                        no  benefit  for  income   taxes  in  the   accompanying
                        consolidated statements of operations.


--------------------------------------------------------------------------------
                                                                              36

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Income  Taxes      At  September  30, 2005,  the Company has net  operating
     Continued          loss  carryforwards  available to offset future  taxable
                        income of approximately  $37,239,000 which will begin to
                        expire in 2018.  The  utilization  of the net  operating
                        loss  carryforwards  is  dependent  upon the tax laws in
                        effect at the time the net operating loss  carryforwards
                        can be  utilized.  The Internal  Revenue  Code  contains
                        provisions   that  likely  could  reduce  or  limit  the
                        availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. Due to the frequency of equity transactions within the Company, it is likely that the use of net operating loss carry forwards will be limited. The
                        Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

                        Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

                        The  deferred  income  tax  assets   (liabilities)   are
                        comprised of the following at September 30, 2005:


                                                                  2005

                        Net operating loss carryforwards          $  13,890,000
                        Depreciation and reserves                        75,000
                        Accruals and reserves                            19,000
                        Impairment of goodwill                          460,000
                        Valuation allowance                         (14,444,000)
                                                                  -------------
                                                                  $           -
                                                                  -------------



--------------------------------------------------------------------------------
                                                                              37

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Income Taxes       Reconciliations  between the benefit for income taxes at
     Continued          the federal  statutory income tax rate and the Company's
                        benefit for income  taxes for the years ended  September
                        30, 2005 and 2004 are as follows:

                                                   2005             2004
                                            ----------------------------------

Federal income tax benefit at
  statutory rate                             $      3,740,000  $    2,180,000
State income tax benefit, net of
  federal income tax effect                           550,000         321,000
Other                                                  30,000          30,000
Change in valuation allowance                      (4,320,000)     (2,531,000)
                                            ----------------------------------

Benefit for income taxes                     $              -  $            -
                                            ----------------------------------


14.  Commitment         Legal Matters
     and                On October  28,  2004,  a  complaint  was filed  against
     Contingencies      SecureAlert,  Inc.,  a wholly  owned  subsidiary  of the
                        Company,  by the  OHC  Liquidation  Trust  ("OHC").  OHC
                        claimed that Oakwood  Homes made  preferential  payments
                        totaling   approximately   six  hundred  nine   thousand
                        ($609,000) to SecureAlert, a wholly owned subsidiary of RemoteMDx, during the 90 days preceding its filing for bankruptcy. In August 2005, the lawsuit was settled in the amount of $27,000. Subsequent to September 30, 2005,
                        $18,000 was paid to settle the remaining balance owed to OHC

                        Lease Obligations
                        In March 2005, the Company entered into an agreement to lease a facility under a noncancellable operating lease that expires in November 2008. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2005 are approximately as follows:

                         Year Ending September 30:                  Amount
                        -------------------------             ------------------
                          2006                                 $         135,263
                          2007                                           138,992
                          2008                                           142,721
                          2009                                            24,201
                                                              ------------------
                                                               $         441,177
                                                              ==================

--------------------------------------------------------------------------------
                                                                              38

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


14.  Commitment         Rent expense  related to this  non-cancelable  operating
     and                lease  was  approximately  $45,000  and $0 for the years
     Contingencies      ended September 30, 2005 and 2004, respectively.
     Continued
                        In  addition,  the  Company's  wholly-owned  subsidiary,
                        Volu-Sol Reagents Corporation, leases a facility under a
                        non-cancelable  operating lease that expires in November
                        2010.   Future   minimum   rental   payments  under  the
                        non-cancelable operating lease as of September 30, 2005 are approximately as follows:

                         Year Ending September 30:                  Amount
                        -------------------------             ------------------
                          2006                                 $         68,650
                          2007                                           70,206
                          2008                                           72,020
                          2009                                           73,884
                          2010                                           75,796
                                                              ------------------
                                                               $        360,556
                                                              ==================

                        Rent expense related to this non-cancelable operating lease was approximately $68,000 and $75,000 for the years ended September 30, 2005 and 2004 respectively.

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

                        Cellular Access Agreement
                        During the year ended September 30, 2004, the Company cancelled its agreement with the prior cellular organization and entered into an agreement with a new cellular company. The costs to the Company during years ended September 30, 2005 and 2004 was approximately $103,900 and $140,200 respectively.

--------------------------------------------------------------------------------
                                                                              39

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

15.  Segment            The  Company is  organized  into two  business  segments
     Information        based primarily on the nature of the Company's products.
                        The  Company's   Reagents  segment  is  engaged  in  the
                        business  of   manufacturing   and   marketing   medical
                        diagnostic  stains,  solutions and related  equipment to
                        hospitals  and  medical   testing  labs.  The  Company's
                        SecureAlert  segment  is  engaged  in  the  business  of
                        developing,  distributing and marketing mobile emergency
                        and  personal   security  systems  to  distributors  and
                        consumers, and tracking devices for monitoring offenders in the criminal justice system. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

                        The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 2).

                        The   following   table   reflects   certain   financial
                        information relating to each reportable segment for each of the years ended September 30, 2005 and 2004:

                                                  2005             2004
                                            ----------------------------------

Net sales:
        SecureAlert                                   289,236         556,338
        Reagents                                      572,632         561,182
                                            ----------------------------------

                                             $        861,868  $    1,117,520
                                            ----------------------------------

Operating income (loss):
     SecureAlert                             $     (3,631,458) $   (2,812,314)
     Reagents                                          36,455          84,893
     Other (unallocated)                           (5,363,894)    ( 3,036,126)
                                            ----------------------------------

                                             $     (8,958,897) $   (5,763,547)
                                            ----------------------------------

Depreciation and amortization:
     SecureAlert                             $         21,144  $      140,000
     Reagents                                           1,397           1,149
     Other (unallocated)                               14,091          15,454
                                            ----------------------------------

                                             $         36,632  $      156,603
                                            ----------------------------------

--------------------------------------------------------------------------------
                                                                              40

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


15.  Segment
     Information
     Continued                                  2005             2004
                                            ----------------------------------

Capital expenditures:
     SecureAlert                             $        310,770  $        2,229
     Reagents                                             960         100,511
     Other (unallocated)                                    -               -
                                            ----------------------------------

                                             $        311,730  $      102,740
                                            ----------------------------------

Interest income:
     SecureAlert                             $          -      $            -
     Reagents                                           -                   -
     Other (unallocated)                                1,720           7,077
                                            ----------------------------------

                                             $          1,720  $        7,077
                                            ----------------------------------

Interest expense:
     SecureAlert                             $         13,540  $        8,077
     Reagents                                               -               -
     Other (unallocated)                            1,435,196         809,502
                                            ----------------------------------

                                             $      1,448,736  $      817,579
                                            ----------------------------------

Identifiable assets:

     SecureAlert                             $        676,867
     Reagents                                         267,309
     Other (unallocated)                              252,268
                                            ------------------

                                             $      1,196,444
                                            ------------------


--------------------------------------------------------------------------------
                                                                              41

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




16. Subsequent          Subsequent  to  September  30,  2005,  the  Company  has
     Events             entered into several agreements:

                           a) The Board of Directors has approved the private placement with a corporation of up to 1,050,000 shares of the Company's restricted common stock at a price of $0.70 per share. Subsequent to year end, the Company has raised $700,000.
                           b) The Company entered into convertible notes with several entities totaling $575,000. These notes bear interest of 18%. Three years of prepaid interest has been paid through the issuance of 575,000 shares of restricted common stock valued at $621,000. The holder of the note may convert any portion of the outstanding balance at the lower of 50% of the fair value of the Company's common stock or $0.60 per share. These convertible notes payable have conversion features that are considered embedded derivatives; and therefore, are subject to derivative accounting. The estimated derivative value is approximately $972,000.
                           c) At September 30, 2005, the Company had $504,900 of subscription receivables. Subsequent to year end, these funds were received by the Company.
                           d) The Company issued 554,530 shares pursuant to consulting agreements.
                           e) The Company issued 6,886,649 shares of common stock from conversions of preferred stock.


--------------------------------------------------------------------------------
                                                                              42