Form 10QSB
period 2005-12-31
REMOTE MDX INC
filed 2006-02-14
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2005

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

                                 (801) 563-7171
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

On February 10, 2006, the issuer had a total of 54,864,632 shares of common stock issued and outstanding. The issuer also had a total of 21,786 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 8,060,820 shares, and 272,332 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 2,043,000 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No [X]

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                           No.
                                                                                                         -----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of December 31, 2005 (Unaudited)                3

                  Condensed Consolidated Statements of Operations for the three
                     months ended December 31, 2005 and 2004 (Unaudited)                                  4

                  Condensed Consolidated Statements of Cash Flows for the three
                     months ended December 31, 2005 and 2004 (Unaudited)                                  5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                        7

         Item 2.  Management's Discussion and Analysis or Plan of Operation                               14

         Item 3.  Controls and Procedures                                                                 18


PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                               19

         Item 5.  Other Information                                                                       19

         Item 6.  Exhibits and Reports on Form 8-K                                                        19

         Signatures                                                                                       21


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                        REMOTEMDX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                              December 31,
                                                                                                  2005
                                                                                             -------------
Assets
Current assets:
     Cash                                                                                    $   1,212,968
     Accounts receivable, net of allowance for doubtful accounts of $23,000                         93,623
     Inventories                                                                                    38,169
     Restricted cash                                                                               181,564
     Prepaid expenses                                                                               37,299
          Total current assets                                                                   1,563,623
     Property and equipment, net of accumulated depreciation and amortization
          of $513,339                                                                              381,657
     Other assets                                                                                   43,098
                                                                                             -------------

         Total assets                                                                        $   1,988,378

Liabilities and Stockholders' (Deficit)
Current liabilities:
     Bank line of credit                                                                     $     174,475
     Related party line of credit and note, net debt discount of $3,750 (note 5)                   252,113
     Accounts payable                                                                            1,494,226
     Accrued liabilities                                                                           497,508
     Dividends payable                                                                             124,461
     Deferre drevenue                                                                               17,757
     Convertible debentures, net of debt discount of $28,087 (note 6)                            1,290,452
     Notes payable, net of debt discount of $692 (note 3)                                          780,697
     Common stock subject to mandatory redemption                                                   96,000
     Embedded derivative liability (note 8)                                                      2,926,527
     Redeemable SecureAlert Series A Preferred Stock (note 7)                                      358,410
     Total current liabilities                                                                   8,012,626

Long term liabilities
     Convertible debentures, net of discountof $814,722 (note 3)                                   656,196
                                                                                             -------------
         Total liabilities                                                                       8,668,822

SecureAlert Series A Preferred Stock                                                             2,990,000

Stockholders' deficit:
     Preferred stock:
       Series A; 10% dividend, convertible, non-voting; $0.0001 par value;
       40,000 shares designated; 21,786 shares outstanding (aggregate liquidation
       preference of $59,605)                                                                            2
       Series B; convertible; $0.0001 par value; 2,000,000 shares designated;
       272,332 shares outstanding (aggregate liquidation preference of $816,996)                        27
       Common stock; $0.0001 par value; 100,000,000 shares authorized,
       54,416,288 shares outstanding                                                                 5,442
Additional paid-in capital                                                                      78,106,677
Deferred compensation                                                                          (3,873,144)
Accumulated deficit                                                                            (83,909,448)
                                                                                             -------------
         Total stockholders' deficit                                                            (9,670,444)
                                                                                             -------------

         Total liabilities and stockholders' deficit                                         $  1,988,378
                                                                                             -------------

 See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          2005              2004
                                                                                   ----------------    ---------------
Net sales                                                                          $        219,493    $       207,519
Cost of goods sold                                                                          107,143            147,084
                                                                                   ------------------- ---------------
      Gross profit                                                                          112,350             60,435

Operating expenses
       Research and development expenses                                                    729,933            204,730
       Selling, general and administrative expenses (including $451,820 and
         $123,525 of compensation expense paid in stock or stock option /
         warrants, respectively.)                                                         1,743,612            933,335
                                                                                   ----------------    ---------------
              Loss from operations                                                       (2,361,195)        (1,077,630)

Other income (expense):
       Derivative valuation gain (loss)                                                    (490,901)                 -
       Other income (expense)                                                                 2,000                (30)

       Interest income                                                                        1,253                817
       Interest expense                                                                    (596,910)          (238,983)
                                                                                   ----------------    ---------------
              Loss before income taxes                                                   (3,445,753)        (1,315,826)

Income tax benefit                                                                                -                  -
                                                                                   ----------------    ---------------
              Net loss                                                                   (3,445,753)        (1,315,826)

Dividends on Series A preferred stock                                                      (124,461)          (128,649)
                                                                                   ----------------    ---------------

Net loss attributable to common shareholders                                       $     (3,570,214)   $    (1,444,475)
                                                                                   ================    ===============
Net loss per common share - basic and diluted                                      $          (0.08)   $         (0.05)
                                                                                   ================    ===============
Weighted average common shares outstanding - basic and diluted                           47,166,000         31,455,000
                                                                                   ================    ===============


 See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          2005              2004
                                                                                   ----------------    ---------------
Cash flows from operating activities:

  Net loss                                                                         $     (3,445,753)   $    (1,315,826)
      Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                   16,427              6,065
             Derivative liability valuation                                                 490,901                  -
             Common stock issued for services                                                27,000                  -
             Common stock issued for interest                                                63,366                  -
             Amortization of deferred financing and consulting costs                        562,937            127,575
             Accretion of interest expense related to redeemable common stock
               and debt                                                                     154,584                  -
             Amortization of debt discount                                                  139,252             27,000
             Stock options issued for services                                                    -            133,397
             Increase in related party line of credit for services                          175,562            128,594
             Changes in operating assets and liabilities:
                    Increase in restricted cash                                              (1,461)              (753)
                    Accounts receivable, net                                                  3,158            155,734
                    Inventories                                                               8,407            (10,998)
                    Prepaid expenses                                                         (4,164)             1,715
                    Accounts payable                                                        139,176            141,319
                    Accrued liabilities                                                    (191,517)            62,442
                    Deferred revenue                                                            218               (504)
                                                                                   ----------------    ---------------
                           Net cash used in operating activities                         (1,861,907)         (544,240)
                                                                                   ----------------    ---------------

Cash flows used in investing activities - purchase of property and equipment                (17,369)            (4,220)
                                                                                   ----------------    ---------------

Cash flows from financing activities:
      Net (repayments) borrowings under related-party line of credit                       (192,314)           (12,596)
      Net borrowings (payments) on bank line of credit                                         (423)                 -
      Decrease in subscription receivable                                                   504,900                  -
      Proceeds from issuance of common stock, net of $35,000 commissions                    700,000                  -
      Proceeds from the issuance of subsidiary preferred stock                              600,000            260,000
      Proceeds from issuance of notes payable and convertible debentures                  1,075,000            500,000
      Payments on notes payable                                                             (10,955)          (144,500)
                                                                                   ----------------    ---------------
                     Net cash provided by financing activities                            2,676,208            602,904
                                                                                   ----------------    ---------------
Net increase in cash                                                                        796,932             54,444

Cash, beginning of period                                                                   416,036             62,103
                                                                                   ----------------    ---------------
Cash, end of period                                                                $      1,212,968    $       116,547
                                                                                   ================    ===============

 See accompanying notes to unaudited condensed consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          2005              2004
                                                                                   ----------------    ---------------
Cash paid for interest and taxes:
    Cash paid for income taxes                                                     $              -    $             -
    Cash paid for interest                                                                   43,400             14,649

Supplemental schedule of non-cash investing and financing activities:
     Issuance of shares of common stock in exchange for shares of Series A
        preferred stock                                                                           1                  1
    Accrual of Preferred Series A stock dividends                                           124,461            128,649
    Common stock issued for deferred financing costs                                        721,050              8,100



 See accompanying notes to unaudited condensed consolidated financial statements.


                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)      ORGANIZATION AND NATURE OF OPERATIONS
         -------------------------------------

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

Going Concern

The Company has recurring net losses, has negative cash flows from operating activities and has a working capital deficit, a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option. The Company awarded no stock options to employees and had no employee stock options vest during the periods ended December 31, 2005 and 2004.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock. Common share equivalents does not include shares from conversion of debt since the number of shares are yet to be determined. As of December 31, 2005 and 2004, there were approximately 22,840,255 and 18,335,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Revenue Recognition

The Company derives its revenue primarily from the sale of mobile emergency and personal security systems and reagent stains.

The sale of mobile emergency and personal security systems may include the security device, such as the MobilePal phone, and the related monitoring service. If the sale includes both the device and the monitoring service, revenue from the sale of the device is deferred and recognized ratably over the life of the monitoring service contract. Revenue from the monitoring service contract is recognized monthly as earned in accordance with the monitoring service contract. If the sale is for the device only and does not include the monitoring services, revenue, less reserves for returns, is recognized upon shipment to the customer. The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

(2)      INVENTORIES
         -----------

Substantially all items included in inventory were finished goods and consist of the following as of December 31, 2005:

         Mobile emergency and personal security systems,
           net of reserve of $63,696                          $           7,244

         Reagent Stains                                                  30,925
                                                              -----------------
         Total inventory                                      $          38,169
                                                              =================

(3)      NOTES PAYABLE

Notes payable at December 31, 2005 consisted of the following:

Current liabilities:

Unsecured note payable to a corporation with interest at
5%.  The note was due December 20, 2005.  This
note is in default.                                                    $  95,830

Unsecured notes payable to former SecureAlert
shareholders, with interest at 5%, payable in
installments of $80,000 per month until paid in full.
These notes are currently in default.                                    169,676

Unsecured note payable to an entity.  The note has
a monthly payment of $1,985.  The loan bears no
interest, but has been imputed at 12%.  The note is
due September 18, 2006.   As of December 31, 2005,
the unamortized debt discount was $692.                                   15,191

Convertible notes payable to entities with interest at
8%.  The note is due February 28, 2006.  The note may
convert into Series C Convertible Preferred Stock at $1.12
per share.  A contingent beneficial conversion feature has
been calculated for a value of $303,572 and will be recognized
upon the of the closing of Series C Preferred Stock.                     500,000
                                                                       ---------

                                                                       $ 780,697
                                                                       =========
Long term liabilities:

Unsecured convertible note payable with interest
at 18% (effective interest rate of 29.83%), maturing
on September 16, 2008.  Three years of prepaid
interest has been paid through the issuance of
363,000 shares of restricted common stock valued
at $515,460.  The holder of the note may convert
any portion of the outstanding balance at the lower
of 50% of the fair value of the Company's common
stock or $0.40 per share. A beneficial conversion
feature of $363,000 was recorded.  As of December
31, 2005, the unamortized debt discount was $327,708.                  $  35,292

Unsecured convertible note payable with interest
at 18% (effective interest rate of 26.17%), maturing
on May 3, 2008.  Three years of prepaid interest
has been paid through the issuance of 127,500
shares of restricted common stock valued at $68,850.
The holder of the note may convert any portion of
the outstanding balance at the lower of 50% of
the fair value of the Company's common stock
or $0.40 per share. A beneficial conversion
feature of $127,500 was recorded.  As of
December 31, 2005, the unamortized debt  discount
was $99,166.                                                              28,334

Unsecured convertible notes payable with interest
at 18% (effective interest rate of 26.15%), and
maturity dates of March 7, 2008, April 7, 2008, and
August 14, 2008.  Three years of prepaid interest
has been paid through the issuance of 600,000
restricted shares of common stock valued at
$324,000. The holder of the note may convert
any portion of the outstanding balance at the
lower of 50% of the fair value of the Company's
common stock or $0.40 per share.  A beneficial
conversion feature of $320,000 was recorded.
As of December 31, 2005, the unamortized debt
discount was $264,931.                                                   335,069

Unsecured convertible notes payable with interest
at 18% (effective interest rate of 54.24%), and
maturity dates of May 2, 2008 and September 15,
2008.  Three years of prepaid interest has been
paid through the issuance of 150,000 shares of
restricted common stock valued at $125,000.  The
holder of the note may convert any portion of the
outstanding balance at the lower of 50% of the fair
value of the Company's common stock or $0.40
per share.  A beneficial conversion feature of
$150,000 was recorded.  As of December 31,
2005, the remaining debt discount was $122,917.                           27,083

Unsecured convertible notes payable with interest
at 18% (effective interest rate of 39.72%), and
maturity dates of June 15, 2008 and September
15, 2008.  Three years of prepaid interest has been
paid through the issuance of 1,280,000 shares of
restricted common stock valued at $883,600.  The
holder of the note may convert any portion of the
outstanding balance at 50% of the fair value of the
Company's common. As of December 31, 2005,
the unaccreted balance was $1,097,499.  These notes
have conversion features that are considered embedded
derivatives and therefore, are subject to derivative
accounting. (See Note 8)                                                 182,501

Unsecured convertible notes payable with interest
at 5% (effective interest rate of 31.86%), and
maturity dates of September 30, 2008.  Three years
of prepaid interest has been paid through the issuance
of 575,000 shares of restricted common stock valued
at $655,500.  The holder of the note may convert any
portion of the outstanding balance at the lower of 50%
of the fair value of the Company's common or $0.60 per
share. As of December 31, 2005, the unaccreted balance
was $527,083.  These notes have conversion features that
are considered embedded derivatives and therefore, are
subject to derivative accounting. (See Note 8)                            47,917
                                                                       ---------

                                                                       $ 656,196
                                                                       =========

(4)     BANK LINE OF CREDIT
        -------------------

As of December 31, 2005, the Company had $174,475 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus .25% (7.25%), matures on March 11, 2006, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $181,564.

(5)    RELATED PARTY LINE OF CREDIT AND NOTE
       -------------------------------------

As of December 31, 2005, the Company owed to ADP Management, an entity owned and controlled by two of the Company's officers and directors $863, under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at

5.0% and are due in July 2006. During the three months ended December 31, 2005, the net decrease in the related party line of credit was $16,752. The net decrease consisted of net cash repayments during the quarter of $192,314 and net increases of $175,562 related to a monthly management fee owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

The Company entered into a loan with an entity controlled by an employee of the Company. The loan bears interest at 17%. An origination fee of $10,000 was added to the principal balance owed under the note. Principal and interest were due November 13, 2005. The first four months are interest only and the last three months are interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents Corporation, a wholly-owned subsidiary of RemoteMDx, Inc. As of December 31, 2005, the balance net of the debt discount was $251,250. The note has been extended for cash payments of $10,000 per month.

(6)      CONVERTIBLE DEBENTURES
         ----------------------

During the year ended September 30, 2004, the Company sold $1,450,000 of Series B Convertible Debentures and $350,000 of Series C Convertible Debentures. The Debentures are convertible automatically into shares of the Company's common stock upon the closing of a qualified equity or debt offering with gross proceeds of at least $5,000,000. Under the terms, the conversion price will equal 80% of the fair value prior to closing the offering. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months of $47,954 added to the principal amount. Thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each Closing, subject to the conversion as indicated above. As of December 31, 2005, the convertible debentures net of debt discount was $1,290,452.

(7)      PREFERRED STOCK
         ---------------

Series A 10 % Convertible Non-Voting Preferred Stock

During the three months ended December 31, 2005, a total of 4,221 shares of Series A Preferred Stock were converted into 1,565,025 shares of common stock. As of December 31, 2005, there were 21,786 shares of Series A Preferred Stock outstanding, which represents 8,060,650 common stock equivalents at a conversion rate of 370 for 1.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2005 and 2004, the Company recorded $124,461 and $128,649, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through December 31, 2005, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

Series B Convertible Preferred Stock

During the three months ended December 31, 2005, a total of 1,096,825 shares of Series B Preferred Stock were converted into 5,652,381 shares of common stock. As of December 31, 2005, there were 272,332 shares of Series B Preferred Stock outstanding convertible into approximately 2,043,000 common shares.

SecureAlert, Inc. Preferred Shares

During the year ended September 30, 2005, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its wholly owned subsidiary, SecureAlert, Inc., to establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of SecureAlert's assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of the SecureAlert, at the rate of $1.50 per day times the number of SecureAlert's parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X

10,000 contracts) or $.385/Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of the SecureAlert, Inc. During the quarter ended December 31, 2005, the Company sold 600,000 of these shares for $600,000. As of December 31, 2005, there were 3,590,000 shares of SecureAlert Series A Preferred Stock.

The 600,000 shares of SecureAlert Series A Preferred Stock issued during the quarter have an additional feature where the Company will buy back the SecureAlert Series A Preferred Shares and pay the investor 15% interest should the Company not have contracts for a total of 7,000 parolee units by March 31, 2006. There is doubt that the Company will secure 7,000 parolee contracts by March 31, 2006; therefore, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability. The Company has committed to collateralize these instruments with 600,000 free trading shares of its common stock. In addition, each holder received an option to purchase 1 share of common stock with an exercise price of $1.00 per share for each share of SecureAlert Series A Preferred Shares received. The Black-Scholes model was used to determine the value for the 600,000 options issued. The value of the options was $443,515. The detachable warrants were valued at $443,515 and the debt discount was prorated. As of December 31, 2005, the unamortized debt discount was $241,590.

(8)      DERIVATIVES
         -----------

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

During the three months ended December 31, 2005 and the year ended September 30, 2005, the Company issued convertible notes payable containing embedded derivatives. The Company received $1,855,000 from these convertible notes and issued 1,855,000 shares of common stock valued at $1,539,100 for three years of prepaid interest. The carrying value of these convertible notes payable as of December 31, 2005 was $230,418. The carrying value will be increased each quarter over the three year period as the accretion related to the embedded derivative is recorded until the carrying value equals the face value of $1,855,000. As of December 31, 2005, the derivative instruments had a total fair value of $2,926,527.

(9)      COMMON STOCK
         ------------

During the three months ended December 31, 2005, the Company issued 9,287,246 shares of common stock as follows:

o 325,000 shares were issued for services performed for a value of $327,000.

o 694,840 shares were issued in connection with debt and interest on notes payable for a value of $784,416.

o        1,050,000 shares were issued for $700,000 in cash, net commission of
         $35,000

o        7,217,406 shares were issued for conversion of Series A and B Preferred
         Stock.

Common Stock Subject to Redemption

The Company has 32,000 common shares outstanding that are redeemable at the option of the holder with a redeemable value of $96,000. The Company has not yet been released from the $96,000 obligation. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability.

Common Stock Options and Warrants

As of December 31, 2005, 9,341,649 of the 13,266,649 outstanding options and warrants were vested with a weighted average exercise price of $0.60 per share. For the three months ended December 31, 2005, 657,500 options were issued with an exercise price of $1.00 per share. These options were issued in connection with debt and SecureAlert Series A Preferred stock.

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended December 31, 2005 and 2004:

                                                       Three Months Ended
                                                          December 31,
                                               --------------    ---------------
                                                     2005             2004
                                               --------------    ---------------
Sales to external customers:
     SecureAlert                               $       77,060    $       68,945
     Reagents                                         142,433           138,574
                                               --------------    ---------------
                                               $      219,493    $      207,519
                                               --------------    ---------------
Net (loss) income from operations  :
     SecureAlert                               $   (1,349,620)   $     (552,671)
     Reagents                                          23,830            14,314
     Other (unallocated)                           (2,119,963)         (777,469)
                                               --------------    ---------------
                                               $   (3,445,753)   $   (1,315,826)
                                               --------------    ---------------
Identifiable assets:
     SecureAlert                                      879,205
     Reagents                                         306,310
     Other (unallocated)                              802,863
                                               --------------
                                               $    1,988,378
                                               ==============

(11)    SUBSEQUENT EVENTS
        -----------------

Subsequent to December 31, 2005, the Company has entered into the following agreements:

o $400,000 of the Convertible Promissory Bridge Notes have been redeemed by the Company pursuant to the terms of the Notes for $418,668 in cash.

o The Board of Directors have approved the issuance of Series C Preferred Stock. Series C Preferred Stock has the following features: cost of $1.12 per share, an annual dividend of 8%, voting rights and one share of Series C Preferred Stock converts into two shares of common stock.

o The Company has received $500,000 from two entities from the issuance of debt convertible into Series C Preferred Stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

The Company's primary health monitoring market consists of approximately 35 million Americans over the age of sixty-five. Of these 35 million seniors, it is estimated that 9.7 million currently live alone. However, in most cases, the Company anticipates that senior customers will not purchase the Company's products for themselves. Instead, based on the Company's experience, the Company believes that it is more effective to target the children or caregivers of these seniors. Therefore, the primary target market is children, friends, and spouses of these individuals.

Additionally, the Company has identified a growing need in the parole/probation market, which in 2003, consisted of approximately 4.9 million adults in the criminal justice system. In order to meet the needs of this growing demand, the Company has developed TrackerPAL that works in conjunction with our monitoring center. Through the date of this report, the Company has not received any revenue from this market.

We also sell medical diagnostic stains, solutions, and equipment through a wholly owned subsidiary, Volu-Sol Reagents Corporation ("Reagents").

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

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency, the parolee and probation market, and the health monitoring industries. Until the beginning of calendar 2003, most of our revenues were provided by the distribution of consumer electronics through a business acquired by a wholly owned subsidiary, SecureAlert, Inc. ("SecureAlert"), in July 2001. With our decision to refocus our business and product development efforts on the mobile health and emergency monitoring and law enforcement industries, which previously comprised a smaller part of our business, we discontinued the distribution of consumer electronics and automotive telematic products during 2003.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2005 included in the Company's Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

The sale of mobile emergency and personal security systems may include the security device, such as the MobilePal phone, and the related monitoring service. If the sale includes both the device and the monitoring service, revenue from the sale of the device is deferred and recognized ratably over the life of the monitoring service contract. Revenue from the monitoring service contract is recognized monthly as earned in accordance with the monitoring service contract. If the sale is for the device only and does not include the monitoring services, revenue, less reserves for returns, is recognized upon shipment to the customer. The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the periods ended December 31, 2005 and 2004, no impairment of long-lived assets was recorded.

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

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net Sales

For the three months ended December 31, 2005, the Company had net sales of $219,493, compared to $207,519 for the three months ended December 31, 2004, an increase of $11,974. The increase in net sales resulted primarily from focusing on the mobile emergency and personal security systems.

SecureAlert had net sales of $77,060 during the three months ended December 31, 2005 compared with $68,945 during the comparative period of 2004. These sales consisted of mobile emergency and personal security systems. No customer accounted for 10% or more of sales by SecureAlert during the period.

Reagents had revenues for the three months ended December 31, 2005 of $142,433, compared to $138,574 during the quarter ended December 31, 2004. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 30% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended December 31, 2005, cost of goods sold was $107,143 compared to $147,084 during the three months ended December 31, 2004, a decrease of $39,941. During the fiscal year ended September 30, 2005, the Company recorded an impairment of the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Therefore, the sales of such phones during the period ended December 31, 2005, resulted in a lower cost of goods sold per unit based on the impairment. SecureAlert's cost of goods sold totaled $34,498 or 45% of SecureAlert's net sales during the three months ended December 31, 2005. The mobile emergency and personal security products have generally been sold below cost in an effort to secure a recurring revenue stream under monthly monitoring contracts. Reagents' cost of goods sold was $72,645 or 51% of Reagent's net sales during the three months ended December 31, 2005, compared to $72,099 or 52% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a reduction in labor costs.

Research and Development Expenses

For the three months ended December 31, 2005, research and development expenses were $729,933 compared to $204,730 in the previous year period, an increase of $525,203. This increase in research and development expenses consisted primarily of expenses associated with the development of SecureAlert's TrackerPAL device.

Selling, General and Administrative Expenses

During the three months ended December 31, 2005, selling, general and administrative expenses were $1,743,612 compared to $933,335 during the three months ended December 31, 2004. The increase of $810,277 relates primarily to an increase of travel, consulting and marketing costs. Travel expense increased from $15,173 during the three months ended December 31, 2004 to $96,475 in the comparable period in 2005. The Company incurs significant travel expenses in the development and marketing of its products as well as it continues efforts to raise additional capital through the issuance of debt or equity instruments. Consulting expense increased from $151,475 in the three months ended December 31, 2004 to $710,831 in the comparable period in 2005. The majority of the consulting expense for the 2005 period is related to stock and stock options issued to consultants for the development of the wireless technology in the Company's products and marketing services.

Interest Income and Expense

During the three months ended December 31, 2005, interest expense totaled $596,910, compared to $238,983 in the three months ended December 31, 2004. Non-cash interest expense of $553,510 for the three months ended December 31, 2005 consists mainly of the following: $154,584 of accretion from the issuance of convertible debt with embedded derivatives, $335,560 for the amortization of the debt discount, and approximately $63,366 related to accrued interest on the convertible debentures. Non-cash interest of $194,398 for the three months ended December 31, 2004 related to the issuance of warrants in connection with new debt of $133,398, amortization of the debt discount related to the convertible debentures of $27,000, and accrued interest on convertible debentures of $34,000.

Liquidity and Capital Resources

The Company is unable to finance its operations solely from cash flows from operating activities. During the three months ended December 31, 2005, the Company financed its operations primarily through borrowings, sale of common stock and the sale of preferred stock of a wholly-owned subsidiary.

As of December 31, 2005, the Company had unrestricted cash of $ 1,212,968 and a working capital deficit of $6,449,003, compared to unrestricted cash of $416,036 and a working capital deficit of $5,217,466 at September 30, 2005.

During the three months ended December 31, 2005, the Company's operating activities used cash of $1,861,907, compared to cash of $544,240 used during the three months ended December 31, 2004. The increase was primarily a result of research and development costs of SecureAlert's TrackerPal device.

The Company used cash of $17,369 for investing activities during the three months ended December 31, 2005.

The Company's financing activities during the three months ended December 31, 2005 provided cash of $2,676,208 compared to $602,904 during the three months ended December 31, 2004. During the three months ended December 31, 2005, the Company raised $600,000 through the sale of preferred stock of its wholly-owned subsidiary, SecureAlert, $1,075,000 in debt financing, and $700,000 through the sale of common stock during the three months ended December 31, 2005.

The Company incurred a net loss of $3,445,753 during the three months ended December 31, 2005. As of December 31, 2005, the Company had a net tangible stockholders' deficit of $9,670,444 and an accumulated deficit of $83,909,448. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2005, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include the conversion of a significant portion of its outstanding debt and other obligations to equity, as well as raising capital from the sale of the Company's common stock or other debt and equity securities.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related to the failure to properly disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-QSB. In addition, we have not created a "Disclosure Controls Committee" to monitor and follow up on our processes to assure disclosures are complete and accurate; however, we intend to have such a committee in place by October 1, 2006. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Based on the matter identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Audit Committee.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

Recent Developments

The Company is exploring the possibility of raising additional capital through the sale of a new series of preferred stock, which would be designated as Series C Preferred Stock. Conditions that likely would need to be met prior to the issuance of such preferred stock would include, but not be limited to receiving approval of the holders of the Company's outstanding Series A and Series B Preferred Stock, and the filing of appropriate amendments to the Company's Articles of Organization to provide for the new series of preferred stock. There can be no guarantee that the Company will be able to close the contemplated transaction, or that the Company will be able to enter into a transaction on terms that are satisfactory to the Company.

In addition, the Company has received an additional $500,000 from two entities and has issued two promissory notes each in the principal amount of $250,000, which are convertible into Series C Preferred Stock. These convertible notes bear interest at 8% and are due on February 28, 2006. The notes may convert into Series C Convertible Preferred Stock at $1.12 per share.


                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended December 31, 2005, the Company issued 9,287,246 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

o        325,000 shares were issued for services performed.

o 694,840 shares were issued in connection with debt and interest on notes payable.

o        1,050,000 shares were issued for $700,000 in cash.

o        7,217,406 shares were issued for conversion of Preferred Stock.

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

10.14 Agreement between the Company and SecureAlert Telematics, with amendments, (previously filed)

10.15 Senior Secured Convertible Promissory Note, dated December 22, 2005, payable to Anasazi Partners III, LLC.

10.16 Senior Secured Convertible Promissory Note, dated December 22, 2005, payable to Clydesdale Partners, LLC.

10.17 Senior Secured Convertible Promissory Note, dated February 1, 2006, payable to Anasazi Partners III, LLC.

10.18 Senior Secured Convertible Promissory Note, dated February 1, 2006, payable to Clydesdale Partners, LLC.

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

                                               REMOTEMDX, INC.



Date: February 14, 2006                        By: /s/ David G. Derrick
                                               ------------------------
                                                     David G. Derrick,
                                                     Chief Executive Officer




Date: February 14, 2006                        By: /s/ Michael G. Acton
                                               ------------------------
                                               Michael G. Acton,
                                               Principal Accounting Officer