Form 10QSB
period 2006-03-31
REMOTE MDX INC
filed 2006-05-15
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2006

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

On May 2, 2006, the issuer had a total of 64,544,342 shares of common stock issued and outstanding. The issuer also had a total of 20,431 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 7,559,470 shares, 268,332 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 789,212 shares of common stock, and 1,099,285 shares of Series C Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 3,297,855 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes __ No X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the exchange Act) ___Yes X No

                               TABLE OF CONTENTS


                                                                            Page
                                                                             No.
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of
                  March 31, 2006 (Unaudited)..................................3

                  Condensed Consolidated Statements of Operations for
                  the three and six months ended March 31, 2006 and 2005
                  (Unaudited).................................................4

                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended March 31, 2006 and 2005
                  (Unaudited).................................................5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements (Unaudited)......................................7

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation..................................................15

         Item 3.  Controls and Procedures....................................21

PART II.  OTHER INFORMATION

         Item 2.  Unregistered Sales Equity Securities and Use of
                  Proceeds...................................................21

         Item 5.  Other Information..........................................22

         Item 6.  Exhibits...................................................22

         Signatures..........................................................24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                March 31, 2006
                                                              -----------------
 Assets
 Current assets:
    Cash                                                      $         227,397
    Accounts receivable, net of allowance for
      doubtful accounts of $4,500                                       129,771
    Inventories                                                          56,962
    Prepaid expenses                                                     93,471
                                                              ------------------
                 Total current assets                                   507,601
 Restricted cash                                                        183,027
 Property and equipment, net of accumulated depreciation
   and amortization of $529,844                                         367,061
 Other assets                                                            48,013
                                                              ------------------
                 Total assets                                 $       1,105,702
                                                              ==================
 Liabilities and Stockholders' Deficit
 Current liabilities:
    Bank line of credit                                       $         174,475
    Notes payable net of debt discount of $291 (note 4)               1,419,056
    Related party line of credit and note, net of debt
      discount of $4,000 (note 7)                                       273,509
    Accounts payable                                                  1,707,087
    Accrued liabilities                                                 985,615
    Embedded derivative liability (note 10)                             731,669
    Deferred revenue                                                     16,050
    Dividends payable                                                   223,330
    Convertible debentures (note 8)                                   1,318,539
    Redeemable SecureAlert Series A Preferred Stock
      (note 9)                                                          600,000
    Common stock subject to mandatory redemption                         96,000
                                                              ------------------
                 Total current liabilities                            7,545,330
                                                              ------------------
 Long Term Liabilities:
      Convertible debentures, net of debt discount of
         $365,833 (note 4)                                              114,167
                                                              ------------------
                          Total liabilities                           7,659,497
                                                              ------------------
 SecureAlert Series A Preferred Stock
                                                                      2,990,000
 Stockholders' deficit:
    Preferred stock:
      Series A; 10% dividend, convertible, non-voting;                        2
        $0.0001 par value; 40,000 shares designated;
        20,431 shares outstanding (aggregate liquidation
        preference of $57,317)
      Series B; convertible; $0.0001 par value; 2,000,000                    27
        shares designated; 268,332 shares
        outstanding (aggregate liquidation preference of
        $804,996)
      Series C; convertible; $0.0001 par value; 7,357,144                   110
        shares designated; 1,099,285 shares outstanding
        (aggregate liquidation preference of $1,883,735)
    Common stock;  $0.0001 par value; 100,000,000 shares                  6,159
      authorized, 61,589,258 shares outstanding
    Additional paid-in capital                                       87,405,718
     Deferred compensation                                           (2,863,595)
    Subscription receivable                                            (925,680)
    Accumulated deficit                                             (93,166,536)
                                                              ------------------
                 Total stockholders' deficit                         (9,543,795)
                                                              ------------------
                 Total liabilities and stockholders'
                 deficit                                      $       1,105,702
                                                              ==================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                 Six months ended
                                                         March 31,                         March 31,
                                                   2006            2005             2006              2005
                                              ---------------------------------------------------------------------
Net sales                                     $       252,415   $    194,167   $        471,908    $       401,686
Cost of goods sold                                    119,318        240,123            226,461            387,207
                                              ---------------------------------------------------------------------
       Gross profit (loss)                            133,097        (45,956)           245,447             14,479

Research and development expenses                     424,239        397,084          1,154,172            601,814

Selling, general and administrative expenses
(including $2,270,705 and $2,655,444 of
compensation expense paid in stock or stock
options / warrants, respectively)                   4,297,817        955,181          6,041,429          1,888,516
                                              ---------------------------------------------------------------------
       Loss from operations                        (4,588,959)    (1,398,221)        (6,950,154)        (2,475,851)

Other income (expense):
   Derivative valuation gain (loss)                   388,540              -           (102,361)                 -
   Other income                                           324          5,147              2,324              5,117
   Interest income                                      1,995            859              3,248              1,676
   Interest expense                                (5,058,988)      (633,509)        (5,655,898)          (872,492)
                                              ---------------------------------------------------------------------
           Loss before income taxes                (9,257,088)    (2,025,724)       (12,702,841)        (3,341,550)
Income tax benefit                                          -              -                  -                  -
                                              ---------------------------------------------------------------------
       Net loss                                    (9,257,088)    (2,025,724)       (12,702,841)        (3,341,550)
Dividends on Series A preferred stock                 (98,869)      (132,940)          (223,330)          (261,589)
                                              ---------------------------------------------------------------------
Net loss attributable to common stockholders  $    (9,355,957)  $ (2,158,664)  $    (12,926,171)   $    (3,603,139)
                                              =====================================================================
Net loss per common share basic and diluted   $         (0.17)  $      (.07)   $          (0.26)   $          (.11)
                                              =====================================================================
Weighted average shares - basic and diluted        56,683,000     31,546,000         49,969,000         31,498,000
                                              =====================================================================



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                      2006                 2005
                                                                                -------------------------------------
Cash flows from operating activities:
   Net loss                                                                         $   (12,702,841)  $    (3,341,550)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         32,932            12,132
       Derivative liability valuation                                                       102,362                 -
       Beneficial conversion feature recorded as interest expense                           321,429           280,000
       Stock options and warrants issued for services                                       873,915           148,859
       Accretion of interest expense related to redeemable common stock and debt          1,413,333                 -
       Amortization on debt discount                                                      1,233,802            54,000
       Amortization of deferred consulting and financing costs                            3,182,946           237,412
       Common stock issued for services and interest                                      1,106,565           170,331
       Interest income on restricted cash                                                    (2,924)           (1,613)
       Increases in related party line of credit for service                                338,740           390,031
       Changes in operating assets and liabilities:

           Accounts receivable, net                                                         (32,990)          171,945
           Inventories                                                                      (10,386)           26,246
           Prepaid expenses and other assets                                                (65,251)          (43,566)
           Accounts payable                                                                 352,037           340,867
           Accrued liabilities                                                              204,705           110,724
           Deferred revenue                                                                  (1,489)              545
                                                                                -------------------------------------
                Net cash used in operating activities                                    (3,653,115)       (1,443,637)
                                                                                -------------------------------------
Cash flows used in investing activities:
   Purchase of property and equipment                                                       (19,278)           (4,220)
                                                                                -------------------------------------
                Net cash used in investing activities                                       (19,278)           (4,220)
                                                                                -------------------------------------
Cash flows from financing activities:
   Net advances from related-party line of credit                                          (333,846)         (190,535)
   Net payments on bank line of credit                                                         (423)                -
   Decrease in subscription receivable                                                      504,900
   Proceeds from issuance of Series C Preferred Stock                                       921,120                 -
   Proceeds from sale of common stock                                                       700,000                 -
   Proceeds from the issuance of SecureAlert Preferred Stock                                600,000         1,722,746
   Proceeds from issuance of notes payable                                                1,718,915           793,500
   Payments on notes payable                                                               (626,912)         (154,500)
                                                                                -------------------------------------
                Net cash provided by financing activities                                 3,483,754         2,171,211
                                                                                -------------------------------------
Net increase (decrease) in cash                                                            (188,639)          723,354
Cash, beginning of period                                                                   416,036            62,103
                                                                                -------------------------------------
Cash, end of period                                                                 $       227,397   $       785,457
                                                                                =====================================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                        Six Months ended
                                                                                           March 31,
                                                                          ---------------------------------------------
                                                                                       2006                  2005
                                                                                     (Unaudited)           (Unaudited)
                                                                          ---------------------------------------------
Cash paid for interest and taxes:
   Cash paid for income taxes                                                       $             -   $             -
   Cash paid for interest                                                           $       111,778   $        96,342

Supplemental schedule of non-cash investing and financing activities:

   Issuance of shares of common stock in exchange
     for shares of Series A preferred stock                                                     208                 1
   Issuance of shares of common stock in exchange for shares of Series
   B Preferred Stock                                                                            566                 -
   Issuance of shares of common stock in exchange
     for deferred consulting services and financing costs                                   932,500           159,300

   Accrual of Preferred Series A stock dividends                                            223,330           261,589
   SecureAlert preferred stock issued in exchange for decrease in related
        party line of credit                                                                      -           175,000
   Payment of accrued preferred stock dividends through the
        issuance of Series A preferred stock                                                     44           787,389
   Issuance of SecureAlert Series A preferred stock for note
        payable and accrued interest                                                              -           207,253



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





(1)      BASIS OF PRESENTATION
         ---------------------

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

Going Concern

The Company has recurring net losses and negative cash flows from operating activities, a working capital deficit, a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans with respect to this uncertainty include converting debt obligations to equity and raising additional capital from the sale of equity securities, obtaining debt financing and enhancing revenues and cash flows from its operations by increasing selling and marketing efforts related to new and existing products and services.

There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs. In addition, there can be no assurance that the operations will generate positive cash flows and that the Company will be economically successful at increasing selling and marketing efforts to introduce new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any new remote health monitoring products.

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

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option. The Company awarded stock options to employees during the periods ended December 31, 2005 and 2004.


                                                Three months ended                       Six months ended
                                                     March 31,                               March 31,
                                               2006              2005                2006                2005
                                         -----------------------------------------------------------------------------
Net loss  - as reported                     (9,257,088)    $  (2,025,724)          (12,702,841)    $     (3,341,550)


Deduct total stock-based employee
   compensation  expense determined
   under fair-value-based   method for
   all awards, net of related taxes            (13,858)          (11,194)              (13,858)             (11,194)
                                         -----------------------------------------------------------------------------

Net loss - pro forma                    $   (9,270,946)    $  (2,036,918)          (12,716,699)    $     (3,352,744)

                                         -----------------------------------------------------------------------------
Basic and diluted net loss per common
   share - as reported                  $        (0.17)    $       (0.07)      $         (0.26)    $          (0.11)
                                         -----------------------------------------------------------------------------
Basic and diluted net loss per common
   share - pro forma                    $        (0.17)    $       (0.07)      $         (0.26)    $          (0.11)
                                         -----------------------------------------------------------------------------

The fair value of the option grants was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Six Months Ended
                                                         March 31,
                                                 ------------------------------
                                                   2006            2005
                                                 ------------------------------

            Expected dividend yield                         -                -
            Expected stock price volatility              116%             117%
            Risk-free interest rate                     4.69%            4.18%
            Expected life of options                  5 years          5 years

The weighted average fair value using the Black-Scholes Option Pricing Model of options and warrants granted during the six months ended March 31, 2006 and 2005, were $0.70 and $0.45, respectively.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of March 31, 2006 and 2005, there were approximately 27,300,920 and 19,886,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive . The common share equivalents outstanding at March 31, 2006, consisted of 7,559,463 shares of Series A Preferred Stock, 789,212 shares of Series B Preferred Stock, 3,297,855 shares of Series C Preferred Stock, 2,930,084 shares of Series B and C debentures, and 12,724,299 shares from options and warrants.

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

(2)      INVENTORIES
         -----------

Substantially all items included in inventory are finished goods and consisted of the following as of March 31, 2006:

      Mobile emergency and personal  security  systems,        $27,486
        net of reserve for obsolescence of $45,557
      Reagent stains                                            29,476
                                                         -----------------
                                                               $56,962
                                                         =================

(3)      ACCRUED LIABILITIES
         -------------------

Accrued liabilities consisted of the following at March 31, 2006:

         Accrued tooling                             $        335,085
         Accrued interest                                     117,172
         Accrued bonuses and director fees                    295,000
         Accrued payroll and employee benefits                 73,971
         Accrued commissions                                   96,385
         Other accrued expenses                                68,002
                                                     ------------------

                                                     $        985,615
                                                     ==================

(4)      NOTES PAYABLE
         -------------

Notes payable at March 31, 2006 consisted of the following:

Current liabilities:

Unsecured notes payable to a corporation with interest
at 8% maturing on July 4, 2006, and August 13, 2006.            $      143,915

Unsecured note payable to a corporation with interest at
5%.  The note was due December 20, 2005.  This
note is in default.                                                     95,830

Unsecured notes payable to former SecureAlert
shareholders, with interest at 5%, payable in
installments of $80,000 per month until paid in full.
These notes are currently in default.                                  169,676

Unsecured note payable to an entity.  The note has
a monthly payment of $1,985.  The loan bears no
interest, but has been imputed at 12%.  The note is
due September 18, 2006.   As of March 31, 2006,
the unamortized debt discount was $291.                                  9,635

Convertible notes payable to entities with interest at
8%.  The notes were due on February 28, 2006.
Subsequent to March 31, 2006, these notes
converted into shares of Series C Preferred Stock.                   1,000,000
                                                                ----------------

                                                                $    1,419,056
                                                                ----------------
Long term liabilities:


Unsecured convertible notes payable with interest
at 18% (effective interest rate of 39.72%), and
maturity dates of June 15, 2008 and September
15, 2008.  Three years of prepaid interest has been
paid through the issuance of 1,280,000 shares of
restricted common stock valued at $883,600.  The
holder of the note may convert any portion of the
outstanding balance at 50% of the fair value of the
Company's common.  During the quarter ended March
31, 2006, $600,000 was paid down on the loan bringing
the outstanding balance to $480,000.  As of March
31, 2006, the unaccreted balance was $365,833.  These
notes have conversion features that are considered
embedded derivatives and therefore, are subject to
derivative accounting. (See Note 10.)                                 114,167
                                                                ----------------

                                                                $     114,167
                                                                ----------------

(5)      BANK LINE OF CREDIT
         -------------------

As of March 31, 2006, the Company had $174,475 outstanding under a line of credit with Zions First National Bank. The line of credit bears interest at prime plus .25% (7.75% at March 31, 2006), matured on April 15, 2006, is limited to $175,000 plus fees, and is secured by certificates of deposit which the Company holds as restricted cash of $183,027. Subsequent to March 31, 2006, the line of credit was paid off with the certificates of deposits.


(6)      COMMON STOCK SUBJECT TO MANDATORY REDEMPTION
         --------------------------------------------

As of March 31, 2006 the Company had 32,000 common shares outstanding that are redeemable at the option of the holder with a redeemable value of $96,000. The Company had not yet been released from the $96,000 obligation. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability.


(7)      RELATED-PARTY LINE OF CREDIT AND NOTE
         -------------------------------------

As of March 31, 2006, the Company owed to ADP Management, an entity owned and controlled by two of the Company's officers and directors $22,509 under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 5.0% and are due in July 2006. During the six months ended March 31, 2006, the net increase in the related party line of credit was $4,894. The net increase consisted of net cash repayments during the quarter of $333,313 and net increases of $338,207 related to a monthly management fee owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company. Mr. Derrick's and Mr. Dalton's respective salaries are paid to ADP Management who intern pays Derrick and Dalton. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

The Company entered into a loan with an entity controlled by an employee of the Company. The loan bears interest at 17%. An origination fee of $10,000 was added to the principal balance owed under the note. Principal and interest were due November 13, 2005. The first four months are interest only and the last three months are interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents Corporation, a wholly-owned subsidiary of RemoteMDx, Inc. As of March 31, 2006, the balance, net of the debt discount, was $251,000. The note has been extended for cash payments of $10,000 per month.

(8)      CONVERTIBLE DEBENTURES
         ----------------------

During the year ended September 30, 2004, the Company sold $1,450,000 of Series B Convertible Debentures and $350,000 of Series C Convertible Debentures. The Debentures are convertible automatically into shares of the Company's common stock upon the closing of a qualified equity or debt offering with gross proceeds of at least $5,000,000. Under the terms, the conversion price will equal 80% of the fair value prior to closing the offering. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months of $47,954 added to the principal amount. Thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each closing, subject to the conversion as indicated above. As of March 31, 2006, the convertible debentures totaled $1,318,539, of this amount $1,067,284 were in default. Subsequent to March 31, 2006, $913,583 of these debentures converted into 1,968,780 shares of common stock and $145,850 repaid in cash. It is anticipated that the balance of $259,105 will also be repaid in cash in the third quarter 2006.

(9)      PREFERRED STOCK
         ---------------

Series A 10 % Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the six months ended March 31, 2006, a total of 5,620 shares of Series A Preferred Stock were converted into 2,082,360 shares of common stock. As of March 31, 2006, there were 20,431 shares of Series A Preferred Stock outstanding, which represents 7,559,470 common stock equivalents at a conversion rate of 370 for 1. Subsequent to March 31, 2006, and through the filing of this report, no shares of Series A Preferred Stock had been converted into shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the six months ended March 31, 2006 and 2005, the Company recorded $223,330 and $261,588, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through March 31, 2006, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

During the quarter ended March 31, 2006, the Company issued 44 shares of Series A preferred stock in satisfaction of accrued dividends on Series A preferred stock of $8,726.

Series B Convertible Preferred Stock

During the six months ended March 31, 2006, a total of 1,100,825 shares of Series B Preferred Stock were converted into 5,656,381 shares of common stock. As of March 31, 2006, there were 268,332 shares of Series B Preferred Stock outstanding convertible into approximately 789,212 common shares.

Series C Convertible Preferred Stock

During the six months ended March 31, 2006, the Company sold 1,099,285 shares of Series C Convertible Preferred Stock at $1.68 per share for proceeds of $1,846,800. One share of Series C Convertible Preferred Stock is convertible into 3 shares of the Company's common stock. The stock has a 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company. Subsequent to March 31, 2006, the Company issued 1,999,090 shares of Series C Preferred Stock for $2,321,320 in exchange for cash and $1,037,151 from conversion of debt and accrued interest.

SecureAlert, Inc. Preferred Shares

During the year ended September 30, 2005, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its wholly owned subsidiary, SecureAlert, Inc., to establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of SecureAlert's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of the SecureAlert, at the rate of $1.50 per day times the number of SecureAlert's parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385/Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of the SecureAlert, Inc. During the six ended March 31, 2006, the Company sold 600,000 of these shares for $600,000. As of March 31, 2006, there were 3,590,000 shares of SecureAlert Series A Preferred Stock outstanding.

The 600,000 shares of SecureAlert Series A Preferred Stock issued during the quarter have an additional feature where the Company will buy back the SecureAlert Series A Preferred Shares and pay the investor 15% interest should the Company not have contracts for a total of 7,000 parolee units by March 31, 2006. Because the Company did not secure 7,000 parolee contracts by March 31, 2006 and in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability. The Company has committed to collateralize these instruments with 600,000 free trading shares of the Company's common stock. In addition, each holder received an option to purchase 1 share of common stock with an exercise price of $1.00 per share for each share of SecureAlert Series A Preferred Shares received. The Black-Scholes model was used to determine the value for the 600,000 options issued. The value of the options was $443,515. The detachable warrants were valued at $443,515 and the debt discount was prorated. As of March 31, 2006, there was no more unamortized debt discount. To date none of the shareholders that have this additional feature have exercised their respective rights under this agreement.

(10)     DERIVATIVES
         -----------

The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible notes payable that contain embedded derivatives that require separate valuation from the convertible notes. The Company recognizes these derivatives as liabilities in its balance sheet and measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model based on the historical volatility of its common stock over the past three years. The fair value of derivative instruments are re-measured each quarter. During the six months ended March 31, 2006 and the year ended September 30, 2005, the Company issued convertible notes payable containing embedded derivatives. The Company received $1,855,000 from these convertible notes and issued 1,855,000 shares of common stock valued at $1,539,100 for three years of prepaid interest.

During the three months ended March 31, 2006, the Company paid $600,000 toward these convertible notes. In addition, $200,000 of these notes converted into 563,381 shares of common stock. As of March 31, 2006, the remaining convertible notes payable was $480,000. The carrying value of these convertible notes payable as of March 31, 2006, was $114,167. The carrying value will be accreted each quarter over the remaining life of the notes until the carrying value equals the face value of $480,000. As of March 31, 2006, the derivative instruments had a total fair value of $731,669.

(11)     COMMON STOCK
         ------------

During the six months ended March 31, 2006, the Company issued 16,460,216 shares of common stock as follows:

         o    1,550,000 shares were issued for services performed.

         o    6,121,475 shares were issued for debt and accrued interest.

         o 7,738,741 shares were issued from Series A and B Preferred Stock conversions.

         o 1,050,000 shares were issued for $700,000 in cash, net commission of $35,000.

Common Stock Subject to Redemption

Of the shares of common stock outstanding at March 31, 2006, a total of 32,000 shares are subject to redemption. These shares are redeemable by the Company for $96,000.

Common Stock Options and Warrants

As of March 31, 2006, 12,724,299 of the 17,099,299 outstanding options and warrants were vested with a weighted average exercise price of $0.61 per share. During the six months ended March 31, 2006, 4,490,150 options were issued with an exercise price range of $0.56 and $1.00 per share.

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended March 31, 2006 and 2005:

                                                 Three Months Ended
                                                      March 31,
                                          ----------------- -----------------
                                               2006               2005
                                          ----------------- -----------------
Sales to external customers:
     SecureAlert                          $        75,872     $      66,465

     Reagents                                                       127,702
                                                  176,543
                                          ----------------- -----------------
                                          $       252,415     $     194,167
                                          ----------------- -----------------
Net (loss) income from operations  :
     SecureAlert                          $    (1,313,022)    $    (853,433)
     Reagents                                                       (11,804)
                                                   (9,279)
     Other (unallocated)                                         (1,160,487)
                                               (7,934,787)
                                          ----------------- -----------------
                                          $    (9,257,088)    $  (2,025,724)
                                          ----------------- -----------------

The following table reflects certain financial information relating to each reportable segment for each of the six-month periods ended March 31, 2006 and 2005:

                                                    Six Months Ended
                                                       March 31,
                                          ------------------ -----------------
                                                2006               2005
                                          ------------------ -----------------
Sales to external customers:
     SecureAlert                          $       152,932     $     135,410
     Reagents                                     318,976           266,276

                                          ------------------ -----------------
                                          $       471,908     $     401,686
                                          ------------------ -----------------
Net (loss) income from operations  :
     SecureAlert                          $    (2,662,642)    $  (1,406,104)
     Reagents                                      14,551             2,510
     Other (unallocated)                      (10,054,750)       (1,937,956)

                                          ------------------ -----------------
                                          $   (12,702,841)    $  (3,341,550)

                                          ------------------ -----------------
Identifiable assets:
     SecureAlert                                  800,993
     Reagents                                     190,872
     Other (unallocated)                          113,837
                                          ------------------
                                          $     1,105,702
                                          ==================

(13)     SUBSEQUENT EVENTS
         -----------------

Subsequent to March 31, 2006, the Company has issued additional shares of stock for cash and repayment of debt::

         A. The Company issued 2,138,971 shares of Series C Preferred Stock in exchange for $2,556,320 in cash and $1,037,151 from conversion of debt and accrued interest. One share of Series C Convertible Preferred Stock is convertible into 3 shares of the Company's common stock. The Series C Preferred Stock has an 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company.

         B. A total of $913,583 of principal amount (and interest) of our Series B and C debentures were converted into 1,968,780 shares of common stock. Additionally, $145,850 of our Series B and C debentures were repaid. The Company anticipates that $259,105 will also be repaid in cash in the third quarter 2006.

         C. The Company has repaid the line of credit by using the certificates of deposit classified as restricted cash.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words, "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. The Company disclaims any obligation or intention to update any forward-looking statement.

General

RemoteMDx, Inc. ("RemoteMDx" or the "Company"), markets and sells patented wireless location technologies and the related monitoring services, and develops, markets and sells personal security, senior supervision, and health monitoring devices and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center. These devices include a mobile emergency response device, MobilePAL(TM), which can locate persons in distress, no matter where they may be, and dispatch the closest emergency service to their location. The Company has recently developed and has numerous pre-production models of a tracking device, TrackerPAL, which will be used to monitor convicted offenders in the criminal justice system. The Company believes that its technologies and services will benefit the healthcare and penal system as they allow both care providers and law enforcement officials to respond immediately to a medical event or criminal activity. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers.

The Company's primary health monitoring market consists of approximately 35 million Americans over the age of sixty-five. Of these 35 million seniors, it is estimated that approximately 9.7 million currently live alone. However, in most cases, the Company anticipates that senior customers will not purchase the Company's products for themselves. Instead, based on the Company's experience, the Company believes that it is more effective to target the children or caregivers of these seniors. Therefore, the primary target market is children, friends, and spouses of these individuals.

Additionally, the Company has identified a growing need in the parole/probation market, which in 2003, consisted of approximately 4.9 million adults in the criminal justice system. In order to meet the needs of this growing demand, the Company has developed TrackerPAL, which works in conjunction with our monitoring center. Through the date of this report, the Company had not received any revenue from this market.

We also sell medical diagnostic stains, solutions, and equipment through a wholly owned subsidiary, Volu-Sol Reagents Corporation ("Reagents").

We derive our revenues from the following sources:

         o Medical Diagnostic Stains - We sell medical diagnostic stains and equipment to laboratories throughout the United States. The Company anticipates that these sales will decrease in the future as a percentage of total sales.

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

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency market, the parolee and probation market, and health monitoring industries. Until the beginning of calendar 2003, most of our revenues were provided by the distribution of consumer electronics through a business acquired by a wholly owned subsidiary, SecureAlert, Inc. ("SecureAlert"), in July 2001. With our decision to refocus our business and product development efforts on the mobile health and emergency monitoring and law enforcement industries, which previously comprised a smaller part of our business, we discontinued the distribution of consumer electronics and automotive telematic products during 2003.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2005, included in the Company's Annual Report on Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the periods ended March 31, 2006 and 2005, no impairment of long-lived assets was recorded.

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

Three months ended March 31, 2006, Compared to Three months ended March 31, 2005

Net Sales

For the three months ended March 31, 2006, the Company had net sales of $252,415 compared to $194,167 for the three months ended March 31, 2005, an increase of $58,248. The increase in net sales resulted primarily the sale of stain and reagents solutions.

SecureAlert (PAL Services) had net sales of $75,872 during the three months ended March 31, 2006, compared to net sales of $66,465 for the three months ended March 31, 2005. These sales consisted of mobile emergency and personal security systems. No SecureAlert (PAL Services) customer accounted for 10% or more of its sales.

Reagents had revenues for the three months ended March 31, 2006, of $176,543, compared to $127,702 during the quarter ended March 31, 2005. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific was a significant customer of Reagents, accounting for 30% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended March 31, 2006, cost of goods sold was $119,318 compared to $240,123 during the three months ended March 31, 2005, a decrease of $120,805. During the fiscal year ended September 30, 2005, the Company recorded an impairment of the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Therefore, the sales of such phones during the period ended March 31, 2006, resulted in a lower cost of goods sold per unit based on the impairment. SecureAlert's cost of goods sold totaled $33,604 or 44% of SecureAlert's net sales during the three months ended March 31, 2006. The mobile emergency and personal security products have generally been sold below cost in an effort to secure a recurring revenue stream under monthly monitoring contracts. Reagents' cost of goods sold was $85,714 or 49% of Reagent's net sales during the three months ended March 31, 2006, compared to $90,106 or 71% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a reduction in material and labor costs.

Research and Development Expenses

Research and development expenses were $424,239 for the three months ended March 31, 2006. These costs were incurred for the development of SecureAlert TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended March 31, 2006, selling, general and administrative expenses were $4,297,817 compared to $955,649 during the three months ended March 31, 2005. The increase of $3,342,168 relates primarily to an increase of payroll and contract labor costs of ($536,496), consulting services ($2,813,843), and travel expenses ($153,495). The Company incurs significant travel expenses in the development and marketing of its products as well as its continued efforts to raise additional capital through the issuance of debt or equity instruments. Consulting expense increased from $649,190 in the three months ended March 31, 2005 to $2,813,843 in the comparable period in 2006. The majority of the consulting expense for the 2006 period is related to stock and stock options issued to consultants for the development of the wireless technology in the Company's products and marketing services.

Interest Income and Expense

During the three months ended March 31, 2006, interest expense totaled $5,058,988 compared to $633,509 paid in the three months ended March 31, 2005. This amount consists primarily of non-cash interest expense of approximately $4,669,181 related to the issuance of common stock in settlement of various note obligations and $321,429 to record a beneficial conversion feature. In addition, interest expense increased significantly for the three months ended March 31, 2006 because several notes converted during the quarter; thus, recognizing the unamortized financing costs associated with shares of common stock issued for three years of prepaid interest.

Six months ended March 31, 2006, Compared to Six months ended March 31, 2005

Net Sales

Net sales during the six months ended March 31, 2006 were $471,908 compared to $401,686 in net sales during the six months ended March 31, 2005, an increase of $70,222. The increase in net sales resulted primarily from the sale of stain and reagents solutions.

SecureAlert (PAL Services) had net sales of $152,932 during the six months ended March 31, 2006, compared to $135,140 during the six months ended March 31, 2005. Reagents had sales for the six months ended March 31, 2006, of $318,976, compared to $266,276 during the same period in the prior fiscal year, an increase of $52,700. This increase is due to Reagents' largest customer ordering more products.

Cost of Goods Sold

For the six months ended March 31, 2006, cost of goods sold was $226,461 compared to $387,207 during the six months ended March 31, 2005, a decrease of $160,746. During the fiscal year ended September 30, 2005, the Company recorded an impairment of the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Therefore, the sales of such phones during the period ended March 31, 2006, resulted in a lower cost of goods sold per unit based on the impairment. SecureAlert's cost of goods sold totaled $68,102 or 45% of SecureAlert's net sales during the six months ended March 31, 2006. The mobile emergency and personal security products have generally been sold below cost in an effort to secure a recurring revenue stream under monthly monitoring contracts. Reagents' cost of goods sold was $158,359 or 50% of Reagent's net sales during the six months ended March 31, 2006, compared to $162,204 or 61% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a reduction in material and labor costs.

Research and Development Expenses

During the six months ended March 31, 2006 and 2005, research and development expense was $1,154,172 and $601,814, respectively, and consisted primarily of expenses associated with the development of SecureAlert's TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the six months ended March 31, 2006, selling, general and administrative expenses were $6,041,429 compared to $1,888,516 during the six months ended March 31, 2005. The increase of $4,152,913 relates primarily to an increase of payroll and contract labor costs of ($913,009), consulting services ($3,528,524), and travel expenses ($249,971). The Company incurs significant travel expenses in the development and marketing of its products as well as its continued efforts to raise additional capital through the issuance of debt or equity instruments. Consulting expense increased from $334,423 in the six months ended March 31, 2005 to $3,528,524 in the comparable period in 2006. The majority of the consulting expense for the 2006 period is related to stock and stock options issued to consultants for the development of the wireless technology in the Company's products and marketing services.

Interest Income and Expense

During the six months ended March 31, 2006, interest expense totaled $5,655,898. This amount consists primarily of non-cash interest expense of $5,544,120 related to common stock issuances and common stock warrants under various debt obligations and $1,174,800 to record a beneficial conversion feature. In addition, interest expense increased significantly for the six months ended March 31, 2006 because several notes converted during the quarter; thus, recognizing the unamortized financing costs associated with shares of common stock issued for three years of prepaid interest.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the six months ended March 31, 2006, the Company financed its operations primarily through borrowings from a related party and third parties and from the sale of debt and equity securities of the Company for net proceeds of $3,483,754.

As of March 31, 2006, the Company had unrestricted cash of $227,397 and a working capital deficit of $7,037,729, compared to unrestricted cash of $787,457 and a working capital deficit of $5,517,466 at September 30, 2005.

During the six months ended March 31, 2006, the Company's operating activities used cash of $3,653,115, compared to $1,443,637 of cash used during the six months ended March 31, 2005. The increase was primarily a result of an increase in selling, general and administrative expenses and research and development costs related to SecureAlert's TrackerPAL device.

The Company used cash of $19,278 for investing activities during the six months ended March 31, 2006.

The Company's financing activities during the six months ended March 31, 2005, provided cash of $3,483,754 compared to $2,171,211 during the six months ended March 31, 2005. During the six months ended March 31, 2006, the Company had net proceeds of $1,718,915 from the issuance of debt, as well as net cash proceeds of $2,726,020 from the sale of its debentures and equity securities. Cash was decreased by $627,335 in payments to notes payable and on the bank line of credit, and $333,846 in net payments on the related party line of credit.

The Company incurred a net loss of $12,702,841 during the six months ended March 31, 2006. As of March 31, 2006, the Company had a net tangible stockholders' deficit of $9,543,795 and an accumulated deficit of $93,166,536. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2005, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include raising capital from the sale of the Company's common stock or other debt and equity securities.

There is no assurance that the Company will be successful in its plans to raise capital or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.

Recent Developments

Subsequent to March 31, 2006, the Company has entered into the following transactions:

         A. The Company issued 2,138,971 shares of Series C Preferred Stock in exchange for $2,556,320 in cash and $1,037,151 from conversion of debt and accrued interest. One share of Series C Convertible Preferred Stock is convertible into 3 shares of the Company's common stock. The Series C Preferred Stock has an 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company.

         B. A total of $913,583 of principal amount (and interest) of our Series B and C debentures were converted into 1,968,780 shares of common stock. Additionally, $145,850 of our Series B and C debentures were repaid. The Company anticipates that $259,105 will also be repaid in cash in the third quarter 2006.

         C. The Company has repaid the line of credit by using the certificates of deposit classified as restricted cash.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.


                           PART II. OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2006, the Company issued 16,460,216 shares of common stock as follows:

         o    1,550,000 shares were issued for services performed.

         o    6,121,475 shares were issued for debt and accrued interest.

         o 7,738,741 shares were issued from Series A and B Preferred Stock conversions.

         o 1,050,000 shares were issued for $700,000 in cash, net commission of $35,000.

In addition, the Company issued 1,099,285 shares of Series C Preferred Stock for $1,846,800 in cash during the six months ended March 31, 2006.

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K


(a)       Exhibits Required by Item 601 of Regulation S-B


Exhibit Number             Title of Document
--------------             ------------------

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

         3.01(1) Amendment to Articles of Incorporation for Change of Name (previously filed)

         3.01(2) Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed)

         3.01(3) Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed)

         3.01(4) Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)

         3.01(5) Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 24, 2006)

         3.02 Bylaws (incorporated by reference to the Company's Registration Statement on Form 10-SB, effective December 1,
                     1997)

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


                                          REMOTEMDX, INC.



Date: May 15, 2006                        By:      /s/ David G. Derrick
                                                   --------------------
                                                   David G. Derrick,
                                                   Chief Executive Officer




Date: May 15, 2006                        By:      /s/ Michael G. Acton
                                                   --------------------
                                                   Michael G. Acton,
                                                   Principal Accounting Officer