Form 10QSB
period 2006-06-30
REMOTE MDX INC
filed 2006-08-14
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2006

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

On July 18, 2006, the issuer had a total of 71,878,237 shares of common stock issued and outstanding. The issuer also had a total of 17,650 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 6,530,500 shares, 268,332 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 2,367,635 shares of common stock, and 5,357,143 shares of Series C Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 16,071,429 shares of common stock. On August 4, 2006, the Company sold an additional 5,300,000 shares of Common Stock in a private placement. See Note 13 to the Financial Statements.

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                               ----    ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the exchange Act)
    Yes      X   No
---         ---

                                TABLE OF CONTENTS


                                                                           Page
                                                                            No.
                                                                           -----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheet as of June 30, 2006
            (Unaudited)........................................................3

            Condensed Consolidated Statements of Operations for
            the three and nine months ended June 30, 2006 and 2005
            (Unaudited)........................................................4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended June 30, 2006 and 2005 (Unaudited)...........5

            Notes to Unaudited Condensed Consolidated Financial
            Statements (Unaudited).............................................7

   Item 2.  Management's Discussion and Analysis or Plan of Operation.........15

   Item 3.  Controls and Procedures...........................................21

PART II.  OTHER INFORMATION

   Item 2.  Unregistered Sales Equity Securities and Use of Proceeds..........22

   Item 5.  Other Information.................................................22

   Item 6.  Exhibits..........................................................23

   Signatures.................................................................25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 REMOTEMDX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                  June 30, 2006
                                                                  --------------
 Assets
 Current assets:
    Cash                                                          $   1,517,269
    Accounts receivable, net of allowance
     for doubtful accounts of $6,500                                    147,859
    Inventories                                                         122,667
    Prepaid inventory                                                   665,652
    Prepaid expenses                                                    230,035
                                                                  --------------
                 Total current assets                                 2,683,482
 Property and equipment, net of accumulated
  depreciation and amortization of $573,083                             652,942
 Other assets                                                            48,013
                                                                  --------------
                 Total assets                                     $   3,384,437
                                                                  ==============
 Liabilities and Stockholders' Deficit
 Current liabilities:
    Accounts payable                                              $   1,767,501
    Notes payable net of debt discount of $59 (note 4)                  173,587
    Related party line of credit and note, net
      of debt discount of $4,000 (note 7)                               266,643
    Accrued liabilities                                                 446,594
    Deferred revenue                                                     17,284
    Dividends payable                                                   406,894
    Convertible debentures (note 8)                                      17,947
    Redeemable SecureAlert Series A Preferred Stock
      (note 9)                                                          600,000
    Common stock subject to mandatory redemption                         96,000
                                                                  --------------
                             Total current liabilities                3,792,450
                                                                  --------------
                             Total liabilities                        3,792,450
                                                                  --------------
 SecureAlert Series A Preferred Stock
                                                                      2,990,000
 Stockholders' deficit:
    Preferred stock:
      Series A; 10% dividend, convertible,
       non-voting; $0.0001 par value; 40,000
       shares designated;                                                     2
      17,650 shares outstanding (aggregate
       liquidation preference of $50,813)
      Series B; convertible; $0.0001 par value;
       2,000,000 shares designated; 268,332 shares                           27
        outstanding (aggregate liquidation preference
        of $804,996)
        Series C; convertible; $0.0001 par value;
        7,357,144 shares designated; 5,357,143                              536
          shares outstanding (aggregate liquidation
          preference of $9,116,340)
    Common stock;  $0.0001 par value; 100,000,000
      shares authorized, 71,878,237 shares outstanding                    7,188
    Additional paid-in capital                                      105,963,011
     Deferred compensation                                           (3,910,860)
    Subscription receivable                                            (786,885)
    Accumulated deficit                                            (104,671,032)
                                                                  --------------
                 Total stockholders' deficit                         (3,398,013)
                                                                  --------------
                 Total liabilities and stockholders' deficit      $   3,384,437
                                                                  ==============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                                  REMOTEMDX, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                     Three months ended                Nine months ended
                                                          June 30,                          June 30,
                                                   2006            2005             2006              2005
                                              -------------------------------------------------------------------
Net sales                                     $       237,496   $     234,249   $     709,404    $        635,935
Cost of goods sold                                    119,408          99,454         345,869             486,661
                                              -------------------------------------------------------------------
       Gross profit                                   118,088         134,795         363,535             149,274

Research and development expenses                     876,646         482,229       2,030,818           1,084,043

Selling, general and administrative expenses
(including $6,437,105 and $9,092,549 of
compensation expense paid in stock or stock
options / warrants, for the three and nine
months ended 2006 respectively)                     8,325,307       3,466,895      14,366,736           5,505,561
                                              -------------------------------------------------------------------
       Loss from operations                        (9,083,865)     (3,814,329)    (16,034,019)         (6,440,330)

Other income (expense):
   Derivative valuation gain                          731,669               -         629,308                   -
   Other income (expense)                                  (1)            (46)          2,323               5,071
   Interest income                                        531           1,063           3,779               2,739
   Interest expense                                  (687,895)       (152,297)     (6,343,793)           (874,639)
                                              -------------------------------------------------------------------
              Loss before income taxes             (9,039,561)     (3,965,609)    (21,742,402)         (7,307,159)

Income tax benefit                                          -               -               -                   -
                                              -------------------------------------------------------------------

           Net loss                                (9,039,561)     (3,965,609)    (21,742,402)         (7,307,159)
Dividends on Series A and C preferred stock        (2,648,500)       (123,930)     (2,871,830)           (385,519)
                                              -------------------------------------------------------------------

Net loss attributable to common stockholders  $   (11,688,061)  $  (4,089,539)  $ (24,614,232)   $     (7,692,678)

Net loss per common share - basic and diluted $          (.17)  $        (.12)  $        (.48)   $           (.24)
                                              ===================================================================
Weighted average shares - basic and diluted        66,875,000      34,280,000      51,817,000          32,354,000
                                              ===================================================================



                 See accompanying notes to unaudited condensed consolidated financial statements.

                                                       -4-


                                            REMOTEMDX, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                              Nine months ended
                                                                                  June 30,
                                                                      -------------------------------
                                                                             2006            2005
                                                                      -------------------------------
 Cash flows from operating activities:
    Net loss                                                          $ (21,742,402)   $   (7,307,159)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                        76,170            26,293
        Beneficial conversion feature recorded as interest
         expense                                                            321,429           280,000
        Stock options and warrants issued for services                    4,543,997         1,344,798
        Derivative valuation liability                                     (629,308)                -
        Amortization on debt discount                                     1,234,034           100,129
        Amortization of deferred consulting and financing costs           5,200,804           596,404
        Accretion of interest expense related to redeemable
         common stock                                                     1,779,166                 -
        Common stock issued for services and interest                     2,037,207           939,099
        Interest income on restricted cash                                    5,628            (2,378)
        Increases in related party line of credit for service               503,754           579,273
        Changes in operating assets and liabilities:
            Accounts receivable, net                                        (51,078)          144,605
            Inventories                                                     (76,091)           29,059
            Prepaid expenses and other assets                              (867,467)          (55,141)
            Accounts payable                                                412,451           467,902
            Accrued liabilities                                            (297,163)          153,064
            Deferred revenue                                                   (255)            1,041
                                                                      -------------------------------
                 Net cash used in operating activities                   (7,549,124)       (2,703,011)
                                                                      -------------------------------
 Cash flows used in investing activities:
    Purchase of property and equipment                                     (348,397)         (162,416)
    Disposal of fixed assets                                                      -             2,392
                                                                      -------------------------------
                 Net cash used in investing activities                     (348,397)         (160,024)
                                                                      -------------------------------
 Cash flows from financing activities:
    Net payments from related-party line of credit                         (505,726)         (581,538)
    Net payments on bank line of credit                                        (423)                -
    Decrease in subscription receivable                                   1,430,580                 -
    Proceeds from issuance of Series C Preferred Stock                    5,818,877                 -
    Proceeds from common stock                                            1,020,000                 -
    Proceeds from the issuance of SecureAlert Preferred Stock               600,000         2,607,746
    Proceeds from issuance of notes payable                               2,321,153         1,258,000
    Payments on Series B and C Debentures                                  (387,008)                -
    Payments on notes payable                                            (1,298,699)         (164,000)
                                                                      -------------------------------
                 Net cash provided by financing activities                8,998,754         3,120,208
                                                                      -------------------------------
 Net increase (decrease) in cash                                          1,101,233           257,173
 Cash, beginning of period                                                  416,036            62,103
                                                                      -------------------------------
 Cash, end of period                                                  $   1,517,269    $      319,276
                                                                      ===============================


           See accompanying notes to unaudited condensed consolidated financial statements.

                                                  -5-

                                 REMOTEMDX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                          Nine Months ended
                                                                 June 30,
                                                      --------------------------
                                                           2006         2005
                                                       (Unaudited)   (Unaudited)
                                                      --------------------------
Cash paid for interest and taxes:
   Cash paid for income taxes                         $          -   $         -
   Cash paid for interest                             $    152,678   $    96,342

Supplemental schedule of non-cash investing and financing activities:

   Issuance of shares of common stock in exchange
       for shares of Series A Preferred Stock                  317             1
   Issuance of shares of common stock in exchange
       for shares of Series B Preferred Stock                  110             -
   Issuance of shares of common stock in exchange
       for deferred consulting services and
       financing costs                                   5,840,439       159,300

   Accrual of  Series A and C Preferred Stock
       dividends                                           406,894       261,589
   Issuance of shares of common stock in exchange
       for convertible debt with embedded
       derivative features                               2,581,319             -
   SecureAlert preferred stock issued in exchange
       for decrease in related party line of credit              -       175,000
   Payment of accrued preferred stock dividends
       through the issuance of Series A preferred
       stock                                                   212       787,389
   Issuance of SecureAlert Series A Preferred
       Stock for note payable and accrued interest               -       207,253
   Payment on SecureAlert line of credit from
       restricted cash                                     174,475             -
   Issuance of shares of Series C Preferred
       Stock from conversion of debt and accrued
       interest                                          1,037,152             -



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





(1)      BASIS OF PRESENTATION
         ---------------------

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005. The results of operations for the three and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

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

There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs. In addition, there can be no assurance that the operations will generate positive cash flows and that the Company will be economically successful at increasing selling and marketing efforts to introduce new products into the market. Further, the Company may be unable to complete the development and successful commercialization of any new remote offender monitoring products.

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

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option. The Company awarded stock options to employees during the periods ended June 30, 2006 and 2005.

The following table illustrates the effect on net loss and basic and diluted loss per share had the Company adopted SFAS 123:


                                               Three months ended            Nine months ended
                                                     June 30,                   June 30,
                                             2006              2005         2006          2005
                                         ----------------------------------------------------------
Net loss attributable to common
   stockholders  - as reported           $ (11,688,061)  $ (4,089,539) $ (24,614,232) $ (7,692,678)

Deduct total stock based employee
   compensation  expense determined
   under fair value based   method for
   all awards, net of related taxes

Net loss - pro forma                        (1,386,290)                   (1,400,148)      (11,194)
                                         ----------------------------------------------------------
                                         $ (13,074,351)  $ (4,089,539) $ (26,014,380) $ (7,703,872)

                                         ----------------------------------------------------------
Basic and diluted net loss per common
   share - as reported                   $        (.17)  $       (.12) $        (.48) $       (.24)
                                         ----------------------------------------------------------
Basic and diluted net loss per common
   share - pro forma                     $        (.20)  $       (.12) $        (.50) $       (.24)
                                         ----------------------------------------------------------

The fair value of the option grants was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           Nine Months Ended
                                                               June 30,
                                                     ---------------------------
                                                       2006            2005
                                                     ---------------------------

                Expected dividend yield                   -                -
                Expected stock price volatility        140%             106%
                Risk-free interest rate               4.80%            3.72%
                Expected life of options            5 years          5 years

The weighted average fair value per share using the Black-Scholes Option Pricing Model of options and warrants granted during the nine months ended June 30, 2006 and 2005, was $0.64 and $0.44, respectively.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of June 30, 2006 and 2005, there were approximately 46,958,698 and 20,436,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common share equivalents outstanding at June 30, 2006, consisted of 6,530,500 shares of common stock underlying Series A Preferred Stock, 2,367,635 shares of common stock underlying Series B Preferred Stock, 16,071,429 shares of common stock underlying Series C Preferred Stock, 38,409 shares of common stock underlying the Series B and C debentures, and 21,850,725 shares underlying options and warrants. Of the 21,850,725 shares underlying options and warrants, 17,250,357 shares underlie options and warrants which have vested and 4,600,368 shares underlie options and warrants which have not yet vested.

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

(2)      INVENTORIES
         -----------

Substantially all items included in inventory are finished goods and consisted of the following as of June 30, 2006:

      Offender tracking devices and accessories                     $  88,392
      Reagent stains,  net of reserve for  obsolescence                34,275
      of $65,204
                                                                    ----------
               Total                                                $ 122,667
                                                                    ==========

(3)      ACCRUED LIABILITIES
         -------------------

Accrued liabilities consisted of the following at June 30, 2006:

         Accrued tooling                             $        116,000
         Accrued interest                                      84,140
         Accrued bonuses and director fees                     30,000
         Accrued payroll and employee benefits                125,954
         Accrued commissions                                    4,500
         Other accrued expenses                                86,000
                                                     ----------------
                  Total                              $        446,594
                                                     ================

(4)      NOTES PAYABLE
         -------------

Notes payable at June 30, 2006 consisted of the following:

Current liabilities:

Unsecured notes payable to former SecureAlert
shareholders, with interest at 5%, payable in
installments of $80,000 per month until paid in full.
These notes are currently in default.                               $   169,676

Unsecured note payable to an entity.  The note has
a monthly payment of $1,985.  The loan bears no
interest, but has been imputed at 12%.  The note is
due September 18, 2006.   The note is collateralized
by the furniture purchased with the note.  As of
June 30, 2006, the unamortized debt discount was $59.                     3,911
                                                                    ------------

         Total                                                      $   173,587
                                                                    ============

(5)      BANK LINE OF CREDIT
         -------------------

As of June 30, 2006, the Company had no outstanding balance under a line of credit with Zion's First National Bank. The line of credit was paid off in April 2006 with the certificates of deposits.

On July 5, 2006, the Company opened a $4 million line of credit with Citizen National Bank. The interest rate is 8% and the line of credit matures on June 30, 2008. The line of credit is secured by letters of credit for a total of $4 million and SecureAlert's assets excluding TrackerPAL products. This note can be expanded up to $10 million under certain terms and conditions. The letters of credit were provided as collateral by four entities. The entities received a total of 400,000 shares of the Company's common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit. In addition, the Company will pay 11% annual interest rate, paid monthly, on the line of credit to the entities who provided and arranged for the letters of credit. As of August 9, 2006, the outstanding balance of the line of credit was approximately $1,900,000.

(6)      COMMON STOCK SUBJECT TO MANDATORY REDEMPTION
         --------------------------------------------

As of June 30, 2006, the Company had 32,000 common shares outstanding that are redeemable at the option of the holder with a redeemable value of $96,000. The Company had not yet been released from the $96,000 obligation. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability.

(7)      RELATED-PARTY LINE OF CREDIT AND NOTE
         -------------------------------------

As of June 30, 2006, the Company owed to ADP Management, an entity owned and controlled by two of the Company's officers and directors, $15,643 under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 5.0% and were due in July 2006. Subsequent to June 30, 2006, the related-party line of credit was extended to July 2007. During the nine months ended June 30, 2006, the net decrease in the related party line of credit was $1,972. The net decrease consisted of net cash repayments during the nine months ended June 30, 2006, of $505,726 and net increases of $503,754 related to a monthly management fee owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company. Mr. Derrick's and Mr. Dalton's respective salaries are paid to ADP Management which in turn pays Messrs. Derrick and Dalton. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

The Company entered into a loan with an entity controlled by an employee of the Company. The loan bears interest at 17%. An origination fee of $10,000 was added to the principal balance owed under the note. Principal and interest were due November 13, 2005. The first four months are interest only and the last three months are interest and principal. This loan is secured by the stock and assets of Volu-Sol Reagents Corporation, a wholly-owned subsidiary of RemoteMDx, Inc. As of June 30, 2006, the balance, net of the debt discount, was $251,000. Subsequent to June 30, 2006, the note was paid off.

(8)      CONVERTIBLE DEBENTURES
         ----------------------

During the year ended September 30, 2004, the Company sold $1,450,000 of Series B Convertible Debentures and $350,000 of Series C Convertible Debentures. The Debentures are convertible automatically into shares of the Company's common stock upon the closing of a qualified equity or debt offering with gross proceeds of at least $5,000,000. Under the terms, the conversion price will equal 80% of the fair value prior to closing the offering. The Debentures bear interest at an annual rate of 10%, not including any original issue discount, with interest during the first six months of $47,954 added to the principal amount. Thereafter, interest payments will be made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The Debentures mature and are payable two years from each closing, subject to the conversion as indicated above. During the nine months ended June 30, 2006, 2,030,184 shares of common stock were issued to repay $913,583 of the Series B and C Convertible Debentures. In addition, during the nine months ended June 30, 2006, $387,008 of the Series B and C Convertible Debentures were paid off in cash. Subsequent to June 30, 2006, all Series B Convertible Debentures were paid off.

(9)      PREFERRED STOCK
         ---------------

Series A 10 % Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the nine months ended June 30, 2006, a total of 8,568 shares of Series A Preferred Stock were converted into 3,173,299 shares of common stock. As of June 30, 2006, there were 17,650 shares of Series A Preferred Stock outstanding, which represents 6,530,500 common stock equivalents at a conversion rate of 370 for 1. Subsequent to June 30, 2006, and through August 10, 2006, no additional shares of Series A Preferred Stock had been converted into shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the nine months ended June 30, 2006 and 2005, the Company recorded $290,554 and $385,519, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through June 30, 2006, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

During the nine months ended June 30, 2006, the Company issued 212 shares of Series A preferred stock in satisfaction of accrued dividends on Series A preferred stock of $42,314.

Series B Convertible Preferred Stock

During the nine months ended June 30, 2006, a total of 1,100,825 shares of Series B Preferred Stock were converted into 5,656,381 shares of common stock. As of June 30, 2006, there were 268,332 shares of Series B Preferred Stock outstanding convertible into approximately 2,367,635 common shares. Subsequent to June 30, 2006, 205,001 shares of Series B Preferred Stock were converted into 1,505,000 shares of common stock.

Series C Convertible Preferred Stock

During the nine months ended June 30, 2006, the Company received subscriptions for 5,357,143 shares of Series C Convertible Preferred Stock at $1.68 per share for proceeds of $9,000,000. One share of Series C Convertible Preferred Stock is convertible into three shares of the Company's common stock, subject to adjustments. The stock has an 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company. The Company issued 5,357,143 shares of Series C Preferred Stock for $7,175,964 in cash, $1,037,151 from conversion of debt and accrued interest, and $786,885 in subscription receivables. Subsequent to June 30, 2006, the subscription receivables of $786,885 were collected. The holders of shares of Common underlying the Series C Convertible Preferred Stock shall be entitled to registration rights. For the nine months ended June 30, 2006, a beneficial conversion feature of $2,464,935 was recorded as a distribution to the Series C Preferred shareholders to reflect the difference between the market value of the underlying common stock and the conversion price.

SecureAlert, Inc., Preferred Shares

During the year ended September 30, 2005, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its wholly owned subsidiary, SecureAlert, Inc., to establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of SecureAlert's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.50 per day times the number of SecureAlert's parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385 per share of Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc. During the nine months ended June 30, 2006, the Company sold 600,000 of these shares for $600,000. As of June 30, 2006, there were 3,590,000 shares of SecureAlert Series A Preferred Stock outstanding.

The 600,000 shares of SecureAlert Series A Preferred Stock issued during the nine months ended June 30, 2006, have an additional feature pursuant to which the Company would buy back the SecureAlert Series A Preferred Shares and pay the investor 15% interest should the Company not have contracts for a total of 7,000 parolee units by March 31, 2006. Because the Company did not secure 7,000 parolee contracts by March 31, 2006 and in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the redemption value of the redeemable shares has been recorded as a liability. The Company has committed to collateralize these instruments with 600,000 free-trading shares of the Company's common stock. In addition, each holder received an option to purchase 1 share of common stock with an exercise price of $1.00 per share for each share of SecureAlert Series A Preferred Shares received. The Black-Scholes model was used to determine the value for the 600,000 options issued. The value of the options was $443,515. The detachable warrants were valued at $443,515 and the debt discount was prorated in the first and second quarter 2006. As of June 30, 2006, the debt discount had been fully amortized. To date none of the shareholders with rights to this additional feature have exercised their respective rights under this agreement.

(10)     DERIVATIVES
         -----------

The Company does not hold or issue derivative instruments for trading purposes. However, the Company had convertible notes payable that contain embedded derivatives that require separate valuation from the convertible notes. The Company recognizes these derivatives as liabilities in its balance sheet and measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model based on the historical volatility of its common stock over the past three years. The fair value of derivative instruments are re-measured each quarter. During the nine months ended June 30, 2006, and the year ended September 30, 2005, the Company issued convertible notes payable containing embedded derivatives. The Company received a total of $1,855,000 from these convertible notes ($575,000 during the nine months ended June 30, 2006 and $1,280,000 from the prior year ended September 30, 2005). The Company issued 1,855,000 shares of common stock valued at $1,539,100 for three years of prepaid interest.

During the nine months ended June 30, 2006, the Company paid $1,080,000 toward these convertible notes. In addition, $775,000 of these notes converted into 2,284,351 shares of common stock. As of June 30, 2006, all convertible notes payable were paid off.

(11)     COMMON STOCK
         ------------

During the nine months ended June 30, 2006, the Company issued 26,749,195 shares of common stock as follows:

         o 5,796,428 shares were issued for services performed for a value of $3,884,107.

         o 10,539,753 shares were issued for debt and accrued interest for a value of $7,587,782.

         o 8,829,680 shares were issued from Series A and B Preferred Stock conversions.

         o 1,583,334 shares were issued for $1,020,000 in cash, net commission of $35,000.

Common Stock Subject to Redemption

Of the shares of common stock outstanding at June 30, 2006, a total of 32,000 shares are subject to redemption. These shares are redeemable by the Company for $96,000.

Common Stock Options and Warrants

As of June 30, 2006, 17,250,357 of the 21,850,725 outstanding options and warrants were vested with a weighted average exercise price of $0.72 per share. During the nine months ended June 30, 2006, 11,379,076 options were issued with an exercise price range of $0.56 and $0.75 per share. Of the 11,379,076 options and warrants, 6,778,708 are vested and 4,600,368 have not yet vested.

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended June 30, 2006 and 2005:
                                                 Three Months Ended
                                                      June 30,
                                          ---------------------------------
                                               2006               2005
                                          ---------------------------------
Sales to external customers:
     SecureAlert                          $     80,589       $       81,216
     Reagents                                  156,907              153,033
                                          ---------------------------------
                                          $    237,496       $      234,249
                                          ---------------------------------
Net (loss) income from operations:
     SecureAlert                          $ (2,086,587)      $     (992,447)
     Reagents                                  (57,934)              27,550
     Other (unallocated)                    (6,895,040)          (3,000,712)
                                          ---------------------------------
                                          $ (9,039,561)      $   (3,965,609)
                                          ---------------------------------

The following table reflects certain financial information relating to each reportable segment for each of the nine-month periods ended June 30, 2006 and 2005:
                                                   Nine Months Ended
                                                       June 30,
                                          ---------------------------------
                                                2006               2005
                                          ---------------------------------
Sales to external customers:
     SecureAlert                          $    233,521       $      216,626
     Reagents                                  475,883              419,309
                                          ---------------------------------
Total Sales                               $    709,404       $      635,935
                                          ---------------------------------
Net (loss) income from operations:
     SecureAlert                          $ (4,749,211)      $   (2,398,551)
     Reagents                                  (43,382)              30,060
     Other (unallocated)                   (16,949,809)          (4,938,668)
                                          ---------------------------------
                                          $(21,742,402)      $   (7,307,159)
                                          ---------------------------------
Identifiable assets:
     SecureAlert                          $  1,712,770
     Reagents                                  202,950
     Other (unallocated)                     1,468,717
                                          ------------
Total assets                              $  3,384,437
                                          ============

(13)     SUBSEQUENT EVENTS
         -----------------

Subsequent to June 30, 2006, the Company entered into the following transactions:

         A. On August 4, 2006, the Company, closed a private placement of shares of its common stock. The Company sold 5,300,000 shares of its common stock (the "Shares"), at a purchase price of $1.30 per share, for aggregate proceeds to the Company of $6,890,000. In connection with the sale of the Shares, the Company granted registration rights to the purchasers, in connection with which the Company agreed to file a registration statement to register the resale of the Shares by the purchasers within 60 days of the closing. The Company also agreed to use its best efforts to have the registration statement declared effective within 120 days of the filing. In the event that the registration statement is not filed within 60 days of the closing or effective within 120 days of the filing, the Company is required to pay a 5% penalty to the investors.
         B. On July 10, 2006, the shareholders approved increasing the total authorized shares of the Company's common stock from 100,000,000 to 175,000,000 shares. In addition, the total authorized preferred stock was increased from 10,000,000 to 20,000,000 shares.
         C. On July 5, 2006, the Company entered into a revolving line of credit arrangement with Citizen's National Bank (the "Lender"). Under this arrangement, the Company and the Lender entered into a Promissory Note in the principal amount of $4 million (the

              "Note"), pursuant to which the Lender may advance $4 million under the Note to the Company upon receipt of satisfactory collateral documents. This Note can be expanded up to $10 million under certain terms and conditions. The Note accrues interest at the Prime Rate as published in the Wall Street Journal (8% per annum as of the date of the Note). The Company must pay all outstanding principal and interest on the Note in one payment on June 30, 2007. The Note may be prepaid in full at any time without penalty, except that the Lender is entitled to a minimum interest charge of $100. The Note is secured by all of the assets of the Company which secures all advances made by the Lender to the Company. SecureAlert, Inc. also granted to the Lender a security interest in all of its assets, excluding TrackerPAL products, which secures all advances made by the Lender to the Company. The Note will also be secured by an Unconditional Irrevocable Letter of Credit to be issued to the Lender on behalf of the Company by United States Trust Company, N.A. in the amount of $4 million (the "USTC LOC"). Under the revolving line of credit arrangement, the Lender has agreed to lend up to an additional $6 million, provided that, among other things, such loans are secured by additional letters of credit in the amount of such loans. As of August 9, 2006 the outstanding balance of the line of credit was approximately $1,900,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. The Company disclaims any obligation or intention to update any forward-looking statement.

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

Additionally, the Company has identified a growing need in the parole/probation market, which in 2003, consisted of approximately 4.9 million adults in the criminal justice system. In order to meet the needs of this growing demand, the Company has developed TrackerPAL, which works in conjunction with our monitoring center. Through the date of this report, the Company had received $7,868 of revenue from this market.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the periods ended June 30, 2006 and 2005, no impairment of long-lived assets was recorded.

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

Three months ended June 30, 2006, Compared to Three months ended June 30, 2005

Net Sales

For the three months ended June 30, 2006, the Company had net sales of $237,496 compared to $234,249 for the three months ended June 30, 2005, an increase of $3,247. The increase in net sales resulted primarily the sale of stain and reagents solutions.

SecureAlert (PAL Services) had net sales of $80,589 during the three months ended June 30, 2006, compared to net sales of $81,216 for the three months ended June 30, 2005. These sales consisted of $72,721 from mobile emergency and personal security systems and $7,868 from monitoring of offender tracking devices. No SecureAlert (PAL Services) customer accounted for 10% or more of its sales.

Reagents had revenues for the three months ended June 30, 2006, of $156,907, compared to $153,033 during the quarter ended June 30, 2005. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific is a significant customer of Reagents, accounting for 38% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended June 30, 2006, cost of goods sold was $119,408 compared to $99,454 during the three months ended June 30, 2005, an increase of $19,954. SecureAlert's cost of goods sold totaled $34,895 or 43% of SecureAlert's net sales during the three months ended June 30, 2006. The mobile emergency and personal security products have generally been sold below cost in an effort to secure a recurring revenue stream under monthly monitoring contracts. Reagents' cost of goods sold was $84,513 or 54% of Reagent's net sales during the three months ended June 30, 2006, compared to $79,767 or 52% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to an increase in material and labor costs.

Research and Development Expenses

During the three months ended June 30, 2006 and 2005, research and development expense was $876,646 and $1,084,043, respectively, and consisted primarily of expenses associated with the development of SecureAlert's TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2006, selling, general and administrative expenses were $8,325,307 compared to $3,466,895 during the three months ended June 30, 2005. The increase of $4,858,412 relates primarily to an increase in advertising and marketing of $65,184; an increase in outside services of $231,147; an increase in payroll and payroll taxes of $313,690; an increase in other selling, general and administrative expenses of $297,011; and an increase in consulting costs of $3,951,380. Consulting expense increased due to commissions paid on the Series C preferred stock raise of $2,438,074 (non-cash portion is $2,438,074), expenses related to the issuance of common stock and options issued to employees and the board of directors of $963,069 (non-cash portion is $963,069), and other consulting of $550,237 (non-cash portion is $500,237). The majority of other consulting expense for the three months ended June 30, 2006, is related to the issuance of warrants and shares of common stock issued to consultants for public relations and branding services and to increase the Company's presence in the capital markets.

Interest Income and Expense

During the three months ended June 30, 2006, interest expense totaled $687,895 compared to $152,297 paid in the three months ended June 30, 2005. This amount consists primarily of non-cash interest expense of approximately $646,995 related to unamortized financing costs associated with shares of common stock issued for prepaid interest.

Nine months ended June 30, 2006, Compared to Nine months ended June 30, 2005

Net Sales

Net sales during the nine months ended June 30, 2006 were $709,404 compared to $635,935 in net sales during the nine months ended June 30, 2005, an increase of $73,469. The increase in net sales resulted primarily from the sale of stain and reagents solutions.

SecureAlert (PAL Services) had net sales of $233,521 during the nine months ended June 30, 2006, compared to $216,626 during the nine months ended June 30, 2005. These sales consisted of $225,653 from mobile emergency and personal security systems and $7,868 from monitoring of offender tracking devices. Reagents had sales for the nine months ended June 30, 2006, of $475,883, compared to $419,309 during the same period in the prior fiscal year, an increase of $56,574. This increase is due to Reagents' largest customer ordering more products.

Cost of Goods Sold

For the nine months ended June 30, 2006, cost of goods sold was $345,869 compared to $486,661 during the nine months ended June 30, 2005, a decrease of $140,792. During the fiscal year ended September 30, 2005, the Company recorded an impairment of the GPS2000 mobile phone inventory based on the estimated recoverability of the inventory. Therefore, the sales of such phones during the period ended June 30, 2006, resulted in a lower cost of goods sold per unit based on the impairment. SecureAlert's cost of goods sold totaled $102,997 or 44% of SecureAlert's net sales during the nine months ended June 30, 2006. The mobile emergency and personal security products have generally been sold below cost in an effort to secure a recurring revenue stream under monthly monitoring contracts. Reagents' cost of goods sold was $242,872 or 51% of Reagent's net sales during the nine months ended June 30, 2006, compared to $241,972 or 58% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a reduction in material and labor costs.

Research and Development Expenses

During the nine months ended June 30, 2006 and 2005, research and development expense was $2,030,818 and $1,084,043, respectively, and consisted primarily of expenses associated with the development of SecureAlert's TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2006, selling, general and administrative expenses were $14,366,736 compared to $5,505,561 during the nine months ended June 30, 2005. The increase of $8,861,175 relates primarily to an increase in legal and professional fees of $234,734; an increase in outside services of $407,993; an increase in payroll and payroll taxes of $510,537; an increase in travel of $179,725; an increase in other selling, general and administrative expenses of $541,461 and an increase in consulting costs of $6,986,725. Consulting expense increased due to one-time finder fees and commissions paid on the Series C preferred stock raise paid in warrants of $2,591,928 (non-cash portion is $2,591,928), tooling costs of $219,084, expenses related to the issuance of common stock and options issued to employees and the board of directors of $2,664,360 (non-cash portion is $2,664,360), and other consulting of $1,511,353 (non-cash portion is $1,209,853). The majority of other consulting expense for the nine months ended June 30, 2006 is related to the issuance of warrants and shares of common stock issued to consultants for public relations and branding services and to increase the Company's presence in the capital markets.

Interest Income and Expense

During the nine months ended June 30, 2006, interest expense totaled $6,343,793. This amount consists primarily of non-cash interest expense of $5,869,686 related to the issuance of common stock in settlement of various note obligations and $321,429 to record a beneficial conversion feature. In addition, interest expense increased significantly for the nine months ended June 30, 2006 because several notes converted during the period; thus, recognizing the unamortized financing costs associated with shares of common stock issued for prepaid interest.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the nine months ended June 30, 2006, the Company financed its operations primarily from the sale of debt and equity securities of the Company for net proceeds of $8,998,754.

As of June 30, 2006, the Company had unrestricted cash of $1,517,269 and a working capital deficit of $1,108,968, compared to unrestricted cash of $787,457 and a working capital deficit of $5,517,466 at September 30, 2005.

During the nine months ended June 30, 2006, the Company's operating activities used cash of $7,549,124, compared to $2,703,011 of cash used during the nine months ended June 30, 2005. The increase was primarily a result of an increase in selling, general and administrative expenses and research and development costs related to SecureAlert's TrackerPAL device.

The Company used cash of $348,397 for investing activities during the nine months ended June 30, 2006.

The Company's financing activities during the nine months ended June 30, 2006, provided cash of $8,998,754 compared to $3,120,208 during the nine months ended June 30, 2005. During the nine months ended June 30, 2006, the Company had net proceeds of $2,321,153 from the issuance of debt, as well as net cash proceeds of $8,869,457 from the sale of its debentures and equity securities. Cash was decreased by $1,299,121 in payments to notes payable and on the bank line of credit, and $505,726 in net payments on the related party line of credit.

The Company incurred a net loss of $21,742,402 through the nine months ended June 30, 2006. As of June 30, 2006, the Company had a net tangible stockholders' deficit of $3,398,013 and an accumulated deficit of $104,671,032. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2005, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty include raising capital from the sale of the Company's common stock or other debt and equity securities.

There is no assurance that the Company will be successful in its plans to raise capital or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.

Recent Developments

Subsequent to June 30, 2006, the Company entered into the following transactions:

         A. On August 4, 2006, the Company, closed a private placement of shares of its common stock. The Company sold 5,300,000 shares of its common stock (the "Shares"), at a purchase price of $1.30 per share, for aggregate proceeds to the Company of $6,890,000. In connection with the sale of the Shares, the Company granted registration rights to the purchasers, in connection with which the Company agreed to file a registration statement to register the resale of the Shares by the purchasers within 60 days of the closing. The Company also agreed to use its best efforts to have the registration statement declared effective within 120 days of the filing. In the event that the registration statement is not filed within 60 days of the closing or effective within 120 days of the filing, the Company is required to pay a 5% penalty to the investors.

         B. On July 10, 2006, the shareholders approved increasing the total authorized shares of the Company's common stock from 100,000,000 to 175,000,000. In addition, the total authorized preferred stock was increased from 10,000,000 to 20,000,000.
         C. On July 5, 2006, the Company entered into a revolving line of credit arrangement with Citizen's National Bank (the "Lender"). Under this arrangement, the Company and the Lender entered into a Promissory Note in the principal amount of $4 million (the "Note"), pursuant to which the Lender may advance $4 million under the Note to the Company upon receipt of satisfactory collateral documents. This Note can be expanded up to $10 million under certain terms and conditions. The Note accrues interest at the Prime Rate as published in the Wall Street Journal (8% per annum as of the date of the Note). The Company must pay all outstanding principal and interest on the Note in one payment on June 30, 2007. The Note may be prepaid in full at any time without penalty, except that the Lender is entitled to a minimum interest charge of $100. The Note is secured by all of the assets of the Company which secures all advances made by the Lender to the Company. SecureAlert, Inc. also granted to the Lender a security interest in all of its assets which secures all advances made by the Lender to the Company. The Note will also be secured by an Unconditional Irrevocable Letter of Credit to be issued to the Lender on behalf of the Company by United States Trust Company, N.A. in the amount of $4 million (the "USTC LOC"). Under the revolving line of credit arrangement, the Lender has agreed to lend up to an additional $6 million, provided that, among other things, such loans are secured by additional letters of credit in the amount of such loans.

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

As required by Rule 13a-15(b) under the Exchange Act, the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. In their evaluation, the Chief Executive Officer and Chief Financial Officer identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2006, the Company issued 26,749,195 shares of common stock as follows:

         o 5,796,428 shares were issued for services performed for a value of $3,884,107.

         o 10,539,753 shares were issued for debt and accrued interest for a value of $7,587,782.

         o 8,829,680 shares were issued from Series A and B Preferred Stock conversions.

         o 1,583,334 shares were issued for $1,020,000 in cash, net commission of $35,000.

Subsequent to June 30, 2006, the Company, closed a private placement of shares of its common stock. The Company sold 5,300,000 shares of its common stock (the "Shares"), at a purchase price of $1.30 per share, for aggregate proceeds to the Company of $6,890,000. In connection with the sale of the Shares, the Company granted registration rights to the purchasers, in connection with which the Company agreed to file a registration statement to register the resale of the Shares by the purchasers within 60 days of the closing. The Company also agreed to use its best efforts to have the registration statement declared effective within 120 days of the filing. In the event that the registration statement is not filed within 60 days of the closing or effective within 120 days of the filing, the Company is required to pay a 5% penalty to the investors.

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

Item 5. Other Information

On July 10, 2006, we held our 2006 Annual Meeting of Shareholders at our corporate headquarters. Five proposals were presented for shareholder approval.

The first proposal related to the election of Robert E. Childers, James J. Dalton, David G. Derrick, and Peter McCall as directors. The voting was as follows:

      ----------------------- ----------------------- --------------------------
                                   Shares in Favor         Shares Withheld
      ----------------------- ----------------------- --------------------------
      Robert E. Childers             46,085,385                734,108
      ----------------------- ----------------------- --------------------------
      James J. Dalton                46,280,921                538,572
       ----------------------- ----------------------- -------------------------
      David G. Derrick               46,621,180                198,313
      ----------------------- ----------------------- --------------------------
      Peter McCall                   46,817,716                 1,777
      ----------------------- ----------------------- --------------------------

The second proposal related to the ratification of the Company's selection of Hansen Barnett & Maxwell, as the Company's independent auditors. The voting was as follows: 46,728,809 shares were voted in favor; 501 shares were voted against; and 90,183 shares abstained.

The third proposal was to approve an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized to be issued by the Company. The voting was as follows: 46,432,459 shares were voted in favor; 202,826 shares were voted against; and 172,304 shares abstained.

The fourth proposal was to approve an amendment to the Articles of Incorporation increasing the number of shares of preferred stock authorized to be issued by the Company. The voting was as follows: 30,843,459 shares were voted in favor; 181,699 shares were voted against; and 83,107 shares abstained.

The fifth proposal was to approve the 2006 Equity Incentive Award Plan. The voting was as follows: 30,971,336 shares were voted in favor; 71,825 shares were voted against; and 77,008 shares abstained.

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

      3.01(1) Amendment to Articles of Incorporation for Change of Name (previously filed)

      3.01(2) Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed)

      3.01(3) Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed)

      3.01(4) Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended September 30, 2001)


      3.01(5) Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 24, 2006)

      3.01(6) Articles of Amendment to Articles of Incorporation filed July 12, 2006 (previously filed as exhibits to the Company's current report on Form 8-K filed July 18, 2006, and incorporated herein by reference).

      3.02 Bylaws (incorporated by reference to the Company's Registration Statement on Form 10-SB, effective December 1,
                    1997)

      4.01          2006 Equity Incentive Award Plan (July 2006)

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

      10.16         Agreement with ADP Management, Derrick and Dalton (April
                    2003) (previously filed)

      10.17 Security Agreement between Citizen National Bank and the Company (July 2006).

      10.18 Promissory Note between Citizen National Bank and the Company (July 2006).

      10.19 Common Stock Puchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to the Company's current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

      10.20 Change in Terms Agreement between Citizen National Bank and the Company (August 2006).

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


                                          REMOTEMDX, INC.



Date: August 14, 2006                     By:      /s/ David G. Derrick
                                                   --------------------
                                                   David G. Derrick,
                                                   Chief Executive Officer




Date: August 14, 2006                     By:      /s/ Michael G. Acton
                                                   --------------------
                                                   Michael G. Acton,
                                                   Principal Accounting Officer