Form 10KSB
period 2006-09-30
REMOTE MDX INC
filed 2006-12-19
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

                                    For the fiscal year ended September 30, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For transition period from ___________ to __________ .

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

Securities registered under                               Name of each exchange
Section 12(b) of the Act:                                 on which registered:
         None                                                    None

 Securities registered under Section 12(g) of the Act:
       Common Stock, $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes       No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes __     No X

Issuer's revenues for the fiscal year ended September 30, 2006 were $1,070,141. Aggregate market value of the voting stock held by non-affiliates of the registrant at December 12, 2006 was approximately $103,248,000.

There were 85,642,364 shares of common stock of the registrant outstanding as of December 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                                TABLE OF CONTENTS


                                                                           Page
                                                                            No
                                                                           ----

PART I.

Item 1.    Description of Business............................................3

Item 2.    Description of Property...........................................11

Item 3.    Legal Proceedings.................................................11

Item 4.    Submission of Matters to a Vote of Security Holders...............12

PART II.

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities..........12

Item 6.    Management's Discussion and Analysis or Plan of Operation.........14

Item 7.    Financial Statements..............................................28

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................28

Item 8A.   Controls and Procedures...........................................28

Item 8B.   Other Information.................................................29

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16 (a) of the
           Exchange Act......................................................29

Item 10.   Executive Compensation............................................32

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters....................34

Item 12.   Certain Relationships and Related Transactions and
           Director Independence.............................................37

Item 13.   Exhibits..........................................................38

Item 14.   Principal Accountant Fees and Services............................39

Signatures...................................................................40

                                     PART I

Item 1.    Description of Business

General

RemoteMDx, Inc. ("RemoteMDx" or the "Company") markets and sells patented wireless location technologies and related monitoring services, and develops, markets and sells personal security, senior supervision, and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center. These devices include a mobile emergency response device, MobilePAL(TM), which can locate persons in distress, no matter where they may be, and dispatch the closest emergency service to their location. The Company has developed a tracking device, TrackerPAL, which is being used to monitor convicted offenders in the criminal justice system. The Company believes that its technologies and services will benefit the healthcare and penal system as they allow both care providers and law enforcement officials to respond immediately to a medical market event or criminal activity respectively. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers. Similarly, law enforcement officials will be able to monitor the location of offenders and parolees wearing the TrackerPAL product.

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

Additionally, the Company has identified a growing need in the parole/probation market, which in 2003, consisted of approximately 4.9 million adults in the criminal justice system at any given time. In order to meet the needs of this growing demand, the Company has developed TrackerPAL, a wireless device that works in conjunction with our monitoring center.

We derive our revenues from the following sources:

         o Medical Diagnostic Stains - We sell medical diagnostic stains and equipment to laboratories throughout the United States. The Company anticipates that these sales will decrease in the future as a percentage of total sales.

         o Monitoring Activation - We sell our MobilePAL(TM) and lease our TrackerPAL devices as part of a monitoring contract.

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

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency market, the parolee and probation market, and the health monitoring industries.

Background

We have been engaged in our original business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. Since 1997, this business has been conducted through a wholly-owned subsidiary, Volu-Sol Reagents Corporation. Our remote health monitoring and diagnostic business is conducted under the names "Remote Medical Diagnostics" and "RemoteMDx." In July 2001, we acquired and now operate the business conducted by SecureAlert. SecureAlert's business involves manufacturing and marketing mobile emergency and personal health monitoring systems, and also will focus on the parolee and probation market.

Our primary founders and owners are David Derrick ("Derrick") and James Dalton ("Dalton"), who are identified in this report under Item 9, Directors and Executive Officers.

In April 2000, we entered into a research agreement with Battelle Memorial Institute ("Battelle"), a large research and development firm, to assist us in developing our technology for remote monitoring and personal medical diagnostics. Although the agreement with Battelle expired in November 2002, it resulted in the development of design and technologies included in our current MobilePAL and TrackerPAL products today.

In July 2001, we acquired SecureAlert and added its patents and technology to our business plan. In October 2001, we began developing our telematic monitoring center in conjunction with Bishop Engineering ("Bishop"), an innovator in telematic and Global Positioning Satellite ("GPS") technologies. By July 2002, this collaboration with Bishop culminated in the development of a monitoring center jointly operated with Aradiant Corp ("Aradiant"). In July 2004, we moved the monitoring center from its location in the San Diego area to the Company's headquarters in Salt Lake City. This move allows the Company to better manage and control the monitoring center and its employees. This monitoring center enables our PAL Services Network to offer location, concierge services, medical triage advice, emergency response, call switching and health monitoring to our subscribers. The monitoring center and its related services also help us serve our customers in the criminal justice industry.

In April 2002, we entered into a manufacturing and product development agreement with MEW. This strategic alliance included an equity investment in the Company by MEW and an arrangement under which MEW was designated our preferred manufacturer, and the Company agreed to act as MEW's preferred worldwide service provider for GPS products. During 2002 and 2003, working with MEW and another manufacturer, we successfully designed and began to market products that combine cellular technology, including our patented single-button emergency feature, and GPS, allowing the two systems to work simultaneously in a single unit. No services were performed by MEW during fiscal year 2006.

Marketing

Over the past three years, we have developed our menu of services and core technology, which we refer to as the Personal Assistant Link ("PAL(TM)") Services Network. We look to expand our sales of these products and services by relying on and establishing our distribution network. In fiscal year 2005, approximately 34% of our revenues were derived from the sale of PAL products and services. In fiscal year 2006, approximately 37% of our revenues were derived from the sale of MobilePAL and TrackerPAL products and services. We expect to see this percentage to increase in the future as we pursue our business plan to emphasize these services. This sales effort will be focused on the parole/probation market and to a lesser extent the Personal Emergency Response System ("PERS") industry.

Our PERS target market was the estimated 35 million Americans that are over the age of sixty-five. Of these 35 million seniors, we estimate that approximately
9.7 million currently live alone, with approximately 1.3 million of these homebound. Our experience with direct-to-consumer marketing shows that the senior customers do not personally make the decision to purchase our products and services. Instead, we have learned that the children or caregivers of these seniors make the purchase decisions. We have also learned that a direct-to-consumer marketing campaign is very expensive and that our efforts would be better rewarded by focusing on distributors and dealers selling our products and services.

Under our current business model, our customers own our MobilePAL devices and lease our TrackerPAL devices. The customer can terminate the service by sending a written cancellation notice or by returning the MobilePAL device to us. TrackerPAL devices are on a long-term contract and can only be cancelled as the contract expires. We may also pay a monthly fee to the dealer or distributor for each contract originated through that dealer or distributor.

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

In addition to the PERS market, we will also focus our efforts in the parole and probation market. According to 2003 Bureau of Justice Statistics, in the United States there are a record number 4.9 million adult men and women who are on supervised probation or parole. This number is expected to continue to grow as state budget deficits are requiring prisons to be closed, putting additional pressure on the already swelling parole and probation market. In 2003 the total adult correctional population, including those incarcerated and those being supervised in the community, was approximately 6.9 million and growing at the rate of 2.4% per year. This equaled approximately 3.2% of the U.S. population or about 1 in every 32 adults.

This increase has strained the ability of parole officers and supervisors to manage the burgeoning growth in parolees. RemoteMDx has created a product and service to answer this problem called PAL Services Offender Tracking Network (the "Network").

We believe the Network and its accompanying products that will be marketed and sold by RemoteMDx will create a shift in the parole/probation market. The Network strategy transforms the current market to one that provides offender monitoring products and services. The Network allows a supervisor to manage dozens of parolees simultaneously. Under the Network program, a parolee is required to wear the device twenty-four hours a day, seven days a week, which allows the PAL monitoring center to track where the parolee is in real time (active monitoring). The computer at the monitoring center automatically checks to make sure that the parolee is within inclusion areas and does not enter any exclusionary zones. At any sign of problems, the monitoring center can contact the parolee directly and, if necessary, put the parole officer in direct contact with the parolee. The parole officer can also access a secured web site that shows where the parolee is and where he has been, allowing the supervisor to better manage the parolee.

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

Research and Development Program

The PAL Products

In 2000, as a direct result of our strategic relationship with Battelle, we began our efforts to develop a mobile solution to the PERS market. We eventually determined that combining cellular and GPS technologies could expand the PERS market from approximately 1.3 million homebound patients to more than 10 million seniors living alone in the United States. We began by reviewing patents and products previously developed that might be utilized in this market. Our research led us to SecureAlert, the owner of patents and circuitry that we believed could help accelerate our move into the market.

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

During the year ended September 30, 2006, we spent $2,087,802 on research and development. This compares to $1,766,791 spent on research and development for the year ended September 30, 2005.

TrackerPAL

We have worked with nexAira, Inc. ("nexAira") to develop our TrackerPAL product. nexAira is a Canadian firm that specializes in hardware and software development in the areas of GPS, GSM and GPRS. It is the preferred distributor of GPS chip sets manufactured by Motorola. nexAira is recognized for its rapid development cycles and expertise in both the cellular and GPS areas.

The Parolee Tracking Device ("PTD") System required the design and development of four devices:

         o    Ankle electronics, a wireless body-worn tracking device;
         o PTD-Cuff, a single-use band used to fasten the ankle electronics to the offender;
         o    Fixture for charging up to 2 batteries at once; and
         o Rechargeable battery pack, a custom-tooled battery used to power the ankle device.

The PTD allows a monitoring center to detect the location of an offender and the offender's attempts to tamper with the device. When the device is attached to an offender's ankle and activated, it makes use of a GPS receiver to determine the offender's position and a cellular wireless link to communicate these coordinates to the monitoring center. The center can contact an offender whenever the device has adequate cellular signal, using the integrated cellular speakerphone. Automatic alerts can be sent to the server when the wearer travels outside a specified area or attempts to enter an "off limits" area. The PTD is water resistant to 3 meters.

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

Development of PAL Services Network

As we developed the MobilePAL product line, we simultaneously worked to create the PAL Services Center. In contrast to a typical PERS monitoring center, the PAL Services Center is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology. This capability is referred to as telematic. The operator's computer screen can identify the caller as well as locate the caller's precise location on a detailed map. In addition, the computer must be able to give directions to various sites from the caller's location, such as directions to the nearest hospital, police station, or emergency service and is able to guide emergency services to the caller's location.

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

         o Dual band cellular technology utilizing Global System Mobile (GSM) and AMPS (analog service).

         o    Rechargeable units.

         o    Alarm when not in proximity of base unit.

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

Intellectual Property

We own seven patents and we have six patents pending and one application in process to be filed. The following table contains information regarding our patents and patent applications; there is no assurances that the applications will be granted or that they will, if granted, contain all of the claims currently included.

                                                         Application /Patent
                    Patent Title                               Number            Filing / Issue Dates         Status
Emergency Phone With Single Button activation                11/174,191                6/30/05          Responded to Office
                                                                                                              Action

Remote Tracking and Communication Device                     11/202,427                8/10/05               Pending

Remotely Controllable Thermostat                              6,260,765                7/17/01                Issued

Interference Structure for Emergency Response
System Wristwatch                                             6,366,538                 4/2/02                Issued

Emergency Phone with Single Button Activation                 6,636,732               10/21/03                Issued

Emergency Phone with Alternate Number Calling
Capability                                                    7,092,695                8/15/06                Issued

Emergency Phone for Automatically Summoning                   6,226,510                 5/1/01                Issued
Multiple Emergency Response Services

Combination Emergency Phone and Personal Audio
Device                                                        6,285,867                 9/4/01                Issued

Panic Button Phone                                            6,044,257                3/28/00                Issued

Alarm and Alarm Management System for Remote
Tracking Devices                                             11/489,992                7/14/06               Pending

A Remote Tracking Device and a System and Method
for Two-Way Voice Communication Between Device and
a Monitoring Center                                          11/486,989                7/14/06               Pending

A Remote Tracking System with a Dedicated
Monitoring Center                                            11/486,976                7/14/06               Pending

Remote Tracking System and Device with Variable
Sampling                                                     11/486,991                7/14/06               Pending

We also own the following Trademarks:

             Mark            Application   Registration   Status/Next Action
                               Number         Number
------------------------------------------------------------------------------
MOBILE911                    75/615,118     2,437,673        Registered
------------------------------------------------------------------------------
MOBILE911                    76/013,886     2,595,328        Registered
SIREN WITH 2-WAY VOICE
COMMUNICATION & Design
------------------------------------------------------------------------------
WHEN EVERY SECOND MATTERS    76/319,759     2,582,183        Registered
------------------------------------------------------------------------------
MOBILEPAL                    78/514,031     3,035,577        Registered
------------------------------------------------------------------------------
HOMEPAL                      78/514,093     3,041,055        Registered
------------------------------------------------------------------------------
PAL SERVICES                 78/514,514                       Pending
------------------------------------------------------------------------------
REMOTEMDX                    78/561,796                     Allowed-Awaiting
                                                            Statement of Use
------------------------------------------------------------------------------
TRACKERPAL                   78/843,035                       Pending
------------------------------------------------------------------------------
MOBILE911                    78/851,384                       Pending
------------------------------------------------------------------------------

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

         Dynamic Source Manufacturing

Dynamic Source Manufacturing ("DSM") located in Calgary, Alberta, Canada is an electronics manufacturing company which delivers a full range of services to its clients. From quickturn prototyping to high volume turnkey manufacturing, DSM has the resources available to manufacture all types of printed circuit boards. DSM manufactures of the Company's TrackerPAL product.

Competition in PERS Industry

We have identified several companies we believe are developing products and services that in time could affect, or compete in, the same developing areas of the PERS industry targeted by RemoteMDx. As these products and services take hold, we expect our competition likely will increase and intensify. We believe that we can maintain some advantages over our competition due in large part to our alliance with MEW our strategic partners. In addition, we believe that several components in our product family might enjoy significant intellectual property protection from competition.

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

Many of the companies currently in the remote medical monitoring, offender tracking and diagnostic markets may have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than those available to us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies, and public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing in the medical diagnostic arena. Many of these competitors have products or techniques approved or in development and operate large well-funded research and development programs in the field. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.

The Company faces competition based on product efficacy, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that its competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

Dependence on Major Customers

During fiscal year 2006, one customer accounted for more than 10% of sales. Fisher Scientific accounted for approximately 21% ($228,437) of sales. The loss of this customer could result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with this customer that would require them to purchase a specific amount of product from us.

Dependence on Major Suppliers

During the year ended September 30, 2004, the Company cancelled its agreement with the prior cellular organization and entered into an agreement with a new cellular company. In the year ended September 30, 2006, the Company has entered into several agreements with other cellular organizations to provide cellular services. The costs to the Company during years ended September 30, 2006 and 2005 were approximately $290,000 and $103,900, respectively.

The Company has established a relationship with Dynamic Source Manufacturing
(DSM) to manufacture the TrackerPAL device. All monitoring leased equipment has been manufactured by DSM. Should the relationship between DSM and Company cease, the Company would need to find another company to manufacture the device which could limit the ability to lease additional monitoring equipment.

Employees

As of December 12, 2006, the Company had 97 full time employees and 2 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and management believes that the relations with employees are good.

Item 2.  Description of Property

We entered into a 40-month lease for approximately $17,100 per month, in March 2005, consisting of approximately 11,400 square feet of office space at 150 West Civic Center Drive, Sandy Utah. This facility serves as our monitoring center and corporate headquarters. We moved into these facilities during the fourth fiscal quarter of 2005.

We also have leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as the manufacturing, warehouse and shipping facilities for Volu-Sol Reagents Corporation. This lease has been renewed and now expires in November 2010 with monthly base rent of $5,750, subject to annual adjustments according to changes in the Consumer Price Index.

Management believes that these facilities are efficient to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

Michael Sibbet and HGR Enterprises v. RemoteMDx and SecureAlert, Third Judicial

District Court, Salt Lake County, State of Utah, Civil No. 060915336. On September 20, 2006, Plaintiffs Michael Sibbet and HGR Enterprises brought an action in Utah state court against RemoteMDx and SecureAlert. The suit alleges that the Company and SecureAlert wrongfully terminated the plaintiffs, and includes causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, tortuous interference with contract and prospective economic relations, unjust enrichment, and injunctive relief. The plaintiffs seek damages of approximately $264 million over five years, plus the value of converting 50% of $264 million into shares of our common sock at $0.60 per share, plus punitive damages of approximately $1 billion. The plaintiffs' motion for temporary restraining order was denied by the Court in its entirety on September 28,2006. SecureAlert's and RemoteMDx's responses to the Complaint were filed on October 10, 2006. The litigation is at an early stage and discovery has not yet commenced. The Company has had preliminary settlement discussions but can make no representations of the possible outcome. The Company and SecureAlert intend to defend themselves vigorously against this action.

SecureAlert, Inc. v. The Jaxara Group, LLC, et al., Case No. 2:06CV00098, United States District Court for the District of Utah: On February 1, 2006, plaintiff SecureAlert, Inc. ("SecureAlert") filed a Complaint against defendants Jaxara Group, LLC, Daniel Boice and Alexander Petty (collectively, "Jaxara") in the United States District Court for the District of Utah. The action arises out of contracts between SecureAlert and Jaxara for certain software programming work to be performed by Jaxara. Based upon the foregoing, SecureAlert's Complaint alleges causes of action for: (1) Breach of Contract; (2) Breach of Express Warranty; (3) Breach of the Implied Covenant of Good Faith and Fair Dealing; (4) Fraud; (5) Constructive Fraud; (6) Declaratory Relief and (7) Federal Unfair Competition. Jaxara thereafter on or about April 10, 2006 answered the Complaint and filed counterclaims against SecureAlert for (1) Breach of Contract; (2) Breach of the Implied Covenant of Good Faith and Fair Dealing; (3) and Unjust Enrichment. The litigation is at an early stage of discovery. SecureAlert intends to vigorously prosecute its claims against Jaxara and to defend itself against Jaxara's counterclaims.

Strategic Growth International. Inc. et al. v. RemoteMDx, Inc., Case No. 06 Civ. 3915, United States District Court Southern District of New York: On May 23, 2006, plaintiffs Strategic Growth International, Inc., Richard E. Cooper and Stanley S. Altschuler (collectively, the "SGI Defendants") filed a Complaint against defendant RemoteMDx, Inc. ("RMDx") in the United States District Court Southern District of New York. The action arises out of a contract between the SGI Defendants and RMDx for certain financial relations services to be performed by SGI. Based upon the foregoing, the SGI Defendants' Complaint alleges a cause of action for: Breach of Contract. RMDx thereafter on September 29, 2006 answered the Complaint and filed counterclaims against SecureAlert for (1) Breach of Contract, (2) Rescission; (3) and Declaratory Judgment. The litigation is at an early stage of discovery. RMDx intends to vigorously defend itself against the SGI Defendants' claim and to prosecute its counterclaims against the SGI Defendants.

Mr. Joseph L. Markham v. RemoteMDx, Inc. The Company received a demand letter from counsel for Mr. Joseph L. Markham dated September 25, 2006. Mr. Markham contends that he entered into an agreement with the Company to provide investor relation services in exchange for $20,000 and 100,000 shares of RemoteMDx stock. Mr. Markham further contends that he has fully performed under the purported agreement and is owed the above amounts. The Company denies that any such agreement exists, written or otherwise. To date, the Company is unaware of any lawsuit having been filed regarding this claim. If such a lawsuit is filed, the Company intends to defend itself vigorously against such action, and we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or the range of potential loss should the outcome be unfavorable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Market Information. Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "RMDX.OB." The following table sets forth, for the fiscal periods indicated the closing price for our common stock. The sales information is available online at http://otcbb.com.

                                Closing Price
                                -------------
2005
----
First Quarter                       N/A *
Second Quarter                      N/A *
Third Quarter                       N/A *
Fourth Quarter                      $1.06

2006
----
First Quarter                       $0.90
Second Quarter                      $0.70
Third Quarter                       $1.75
Fourth Quarter                      $1.99


* The Company's common stock began trading on August 25, 2005.

Holders. As of December 12, 2006, there were approximately 1,300 holders of record of the common stock and approximately 85,642,364 shares of common stock outstanding. We also have 17,310 shares of Series A preferred stock outstanding, held by 27 shareholders, convertible into a minimum of approximately 6,404,633 shares of common stock, as well as 53,332 shares of Series B preferred stock outstanding held by 11 shareholders, that at present are convertible into approximately 533,320 shares of common stock; and 5,532,369 shares of Series C preferred stock outstanding, held by approximately 126 share holders, convertible into approximately 16,597,107 shares of common stock. We also have granted options and warrants for the purchase of approximately 21,597,392 shares of common stock. As discussed elsewhere in this report, we may be required to issue additional shares of common stock or preferred stock to pay accrued dividends, or to comply with anti-dilution adjustments to the conversion rights of present or former preferred shareholders.

Dividends. Since incorporation, we have not declared any dividends on our common stock. We do not anticipate declaring a dividend on the common stock for the foreseeable future. The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred or common stock, at our option. To date all such dividends have been paid by issuance of preferred stock, valued at $200 per share of preferred. We are not required to pay and do not pay dividends with respect to the Series B Preferred Stock. Series C preferred stock has an 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company. During the years ended September 30, 2006 and 2005, the Company recorded $642,512 and $512,547 in dividends on Series A and C Preferred Stock, respectively.

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

In each of these transactions, the securities were issued to individuals or entities that were "accredited investors" as that term is defined in Rule 501 under Regulation D of the Securities Act, and the issuance of the securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by
Section 4(2), including Rule 506 of Regulation D under the Securities Act.

Subsequent to September 30, 2006, the Company entered into various transactions. These transactions are described in the Current Report on Form 8-K of the Company filed with the Commission on November 9, 2006.

On November 9 ,2006, RemoteMDx,Inc. (the"Company"), closed a private placement of shares of its common stock. The Company sold 3,000,000 shares of its common stock (the "Shares"), at a purchase price of $2.00 per share, for aggregate proceeds to the Company of $6,000,000. The Company also issued warrants (the "Warrants") to purchase up to an additional 7,000,000 shares of the Company's common stock. The investor was VATAS Holding GmbH.

The Company intends to use the proceeds from the sale of the Shares and the Warrants for general corporate and working capital purposes.

In connection with the sale of the Shares and the Warrants, the Company granted registration rights to the purchaser, in connection with which the Company agreed to file a registration statement to register the resale of the Shares and shares underlying the Warrants by the purchaser not later than 10 days after the Company files its annual report for the year ended September 30, 2006. The Company also agreed to use its best efforts to have the registration statement declared effective within 30 days of the filing, and to respond within ten days to any comments from the Securities and Exchange Commission. In the event that the Company does not (a) have the registration statement filed by the filing deadline, (b) respond within ten days to any SEC comments, or (c) have the registration statement effective within 100 days of the filing, the Company is required to pay a 5% penalty to the investor.

Fiscal Year 2006

During the year ended September 30, 2006, we issued 35,005,811 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

         o 10,739,753 shares were exchanged for debt and accrued interest of $7,893,782;

         o 5,846,428 shares were issued for services in the amount of $3,983,607;

         o 4,014,916 shares were issued upon the conversion of 10,843 shares of Series A Preferred Stock of the Company; and

         o 7,171,380 shares were issued upon the conversion of 1,315,825 shares of Series B Preferred Stock of the Company;

         o    6,883,334 shares were issued for $7,910,000 in cash;

         o    350,000 shares were issued from the exercise of options.

         o See note 16 to the financial statements for a discussion of financing activities subsequent to September 30, 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.

THIS REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY REMOTE MDX TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY SECTION 21E OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY REMOTE MDX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, WORDS SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS" AND UNDER THE HEADING "CERTAIN SIGNIFICANT RISK FACTORS" BELOW. THE COMPANY DISCLAIMS ANY OBLIGATION OR INTENTION TO UPDATE ANY FORWARD- LOOKING STATEMENT.

The following table summarizes our results of operations for the last two completed fiscal years.

               Summary Consolidated Statements of Operations Data

                                                   Year Ended September 30,
                                                     2006              2005
                                              ----------------------------------
        Net sales                              $    1,070,141    $      861,868
        Cost of goods sold                            940,132           823,752
                                              ----------------------------------
           Gross profit (loss)                        130,009            38,116

        Research and development expenses           2,087,802         1,766,791

        Selling, general, and
         administrative expenses                   16,025,373         7,230,222
                                              ----------------------------------
           Loss from operations                   (17,983,166)       (8,958,897)
                                              ----------------------------------
        Other income (expenses):
           Derivative valuation gain (loss)           629,308          (580,626)
      Interest and other income                        97,190             4,570
      Interest expense                             (6,541,077)       (1,448,736)
                                              ----------------------------------
       Net loss                                $  (23,797,745)   $  (10,983,689)
                                              ==================================

Fiscal Year Ended September 30, 2006, Compared to Fiscal Year Ended September 30, 2005

Results of Operations

Net Sales

During the fiscal year ended September 30, 2006, the Company had net sales of $1,070,141 compared to net sales of $861,868 for the fiscal year ended September 30, 2005, an increase of $208,273. This increase is due primarily to the Company beginning to generate revenue from the TrackerPAL. The Company's experience is that from time of deployment of the TrackerPAL unit (the moment a TrackerPAL unit is delivered to a customer) that it may take in excess of 90 days to receive any cash flow from the deployed unit. During the year ended September 30, 2006, SecureAlert provided net sales of $391,600 compared to net sales of $289,236 for the year ended September 30, 2005, an increase of approximately 36%. Net sales by Volu-Sol Reagents Corporation ("Reagents") for the fiscal year ended September 30, 2006, were $678,541 compared to $572,632 in fiscal year 2005, an increase of approximately 18%. The increase in sales is due primarily to focusing on existing customers.

Cost of Goods Sold

During the fiscal year ended September 30, 2006, cost of goods sold totaled $940,132, compared to cost of goods sold in fiscal 2005 of $823,752. This increase is due primarily to the increase in sales of TrackerPAL. SecureAlert's cost of goods sold totaled $569,664, or 145% of its net sales in 2006, compared to $437,224, or 151% for fiscal 2005. Reagents' cost of goods sold totaled $370,468 in fiscal 2006, compared to $386,528 for the year ended September 30, 2005, a decrease of $16,060 or approximately 4% from the prior fiscal year. The increase in overall margins of the Company from 4% in fiscal year 2005 to 12% in fiscal year 2006 is attributable primarily to the Company now having an established distributor network.

Research and Development Expenses

During the fiscal year ended September 30, 2006, the Company incurred research and development expenses of $2,087,802 compared to similar expenses in 2005 totaling $1,766,791. This increase is due primarily to expenses associated with the development of the TrackerPAL device for the parolee market. We expect research and development expenses to continue in the future due to ongoing research and development related to our TrackerPAL, WatchPAL, and MobilePAL 3000 products.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2006, the Company's selling, general and administrative expenses totaled $16,025,373, compared to $7,230,222 for the fiscal year ended September 30, 2005. This increase of $8,795,151 is attributable primarily to an increase in non-cash compensation expense in connection with the grant of options and issuance of shares in lieu of cash compensation to consultants and employees, including officers and directors of the Company. In fiscal year 2006 these non-cash expense items totaled approximately $8,454,000 compared to approximately $2,750,000 during the fiscal year 2005. In addition to the non-cash expense associated with the grant of options and issuance of shares, selling, general and administrative expenses for fiscal year ended September 30, 2006 primarily consists of the following expenses: advertising ($118,241), consulting ($1,037,792), insurance ($312,830), investment banking fees ($517,606), legal, accounting, and professional fees ($983,978), payroll ($2,102,504), rent ($227,181), and travel expenses
($671,542).

Other Income and Expense

During the fiscal year ended September 30, 2006, interest expense was $6,541,077, compared to $1,448,736 in fiscal year 2005. The increase of $5,092,341 resulted primarily from the issuance of common stock and options granted in connection with debt instruments. These debt instrument were converted throughout the year ended September 30, 2006 and contained unamortized debt discounts which were fully expensed upon conversion. During the year ended September 30, 2006, the Company incurred $6,229,485 of non-cash interest expense. The Company had interest income of $30,051 and other income of $67,139 during fiscal year 2006, compared to interest income of $1,720 and other income of $2,850 during fiscal year 2005. This increase in other income is due to settling debts in prior fiscal years at less than the expense incurred.

Net Loss

The Company had a net loss for the year ended September 30, 2006, totaling $23,797,745, compared to a net loss of $10,983,689 for fiscal year 2005. This increase is due primarily to expenses associated with the development of the TrackerPAL device for parolees, related increase in selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources

September 30, 2006

The Company has not historically financed operations entirely from cash flows from operating activities. During the year ended September 30, 2006, the Company supplemented cash flows with funding from the sale of equity securities and to a much lesser extent borrowings from a related party.

At September 30, 2006, the Company had unrestricted cash of $5,872,529, compared to cash of $416,036 at September 30, 2005. At September 30, 2006, the Company had a working capital of $2,410,471, compared to a working capital deficit of $5,217,466 at September 30, 2005. The change in working capital primarily resulted from the conversion of debt into shares of common stock and from the sale of common and preferred stock.

During fiscal year 2006, the Company's operating activities used cash of $11,397,627, compared to $3,839,236 cash used in 2006.

Investing activities for the year ended September 30, 2006, used cash of $3,333,983, compared to $303,273 of cash used by investing activities in the year ended September 30, 2005. Cash used in 2006 was expended primarily for property, equipment and monitoring equipment purchases.

Financing activities for the year ended September 30, 2006, provided $20,188,103 of net cash compared to $4,496,442 of net cash provided from those activities in the year ended September 30, 2005.

The Company had net payments of $635,073 on a related-party line of credit and payments of $2,047,575 on long and short-term notes payable. The Company had proceeds from the sale of SecureAlert Series A preferred stock of $600,000, $7,439,558 from the issuance of RemoteMDx Series C preferred stock and $7,910,000 from the issuance of common stock. In addition, the Company had $6,164,293 from the issuance of debt and $252,000 from the exercise of options and warrants.

During the fiscal year 2006, the Company incurred a net loss of $23,797,745 and negative cash flows from operating activities of $11,397,627, compared to a net loss of $10,983,689 and negative cash flow of $3,839,236 for the year ended September 30, 2005. As of September 30, 2006, the Company's working capital was $2,410,471 and the Company had a net tangible stockholders' equity of $2,351,200 and accumulated deficit of $106,726,375.

These factors, as well as the risk factors set out elsewhere in this report raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty is to focus on sales of the TrackerPAL product. There can be no assurance that revenues will increase rapidly enough to payback operating losses and payback debts. Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

The following chart includes principal balances and interest rates applicable to borrowings (net of any applicable debt discounts) as of September 30, 2006. See note 16 of the financial statements for a complete discussion of financing transactions subsequent to September 30, 2006.

      Description of      Annual Interest   Maturity Date           Amount
        Obligation              Rate                          Owing at 9/30/06

     Advances from ADP
     Management                  5%         July 31, 2007     $       44,549(1)
     Note to Shareholder         5%          January 2004     $       84,838
     Note to Shareholder         5%          January 2004     $       84,838
     Bank Line of Credit        8.25%       June 30, 2007     $    3,897,111
                                                              -----------------
     Totals                      N/A             N/A          $    4,111,336
                                                              =================

     ---------------------------------------------------------------------------

Notes:

         (1) By agreement dated August 19, 2004, ADP Management Corporation ("ADP Management"), an entity owned and controlled by Messrs. Derrick and Dalton, provided a $500,000 line-of-credit to the Company. During the year ended September 30, 2006, the line-of-credit increased by $662,007 due to a monthly management fee, that includes the salaries of Mr. Derrick and Mr. Dalton, owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company. The Company made cash repayments during the year of $635,073.

Contractual Obligations

The following table summarizes the Company's outstanding borrowings and long-term contractual obligations at September 30, 2006, and the periods in which these obligations are scheduled to be paid in cash:

                                                  Payments Due By Period
                             ------------------------------------------------------------

                                             Less Than 1    1 - 3      3 - 5   More than
  Contractual Obligations          Total        Year        Years      Years    5 Years
-----------------------------------------------------------------------------------------
Notes from schedule above    $   4,111,336   $4,111,336   $      -   $     -   $      -

Operating leases                 1,310,785      507,959    723,430    79,396          -
                             ------------------------------------------------------------
Total                        $   5,422,121   $4,619,295   $723,430   $79,396          -
                             ============================================================

Inflation

The Company does not believe inflation has had a material adverse impact on its business or operating results during the periods presented nor is it expected to in the next year.

Critical Accounting Policies

In Note 2 to the audited financial statements for the fiscal year ended September 30, 2006 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Revenue Recognition

The Company derives revenue primarily from the sale of its mobile medical emergency products with service contracts, parolee sales and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. For the two fiscal years ended September 30, 2006 and 2005 the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment" ("Statement 123(R)"). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise of (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other share-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employee", which was permitted under Statement 123, as originally issued.

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

Risk Factors

Caution Regarding Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are forward-looking, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take including restructuring or strategic initiatives or about developments beyond our control. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "might," "should," "may," "project," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements. These statements are made on intention of management's views and assumptions as of the time the statements are made and we disclaim any obligation to update these statements. There can be no assurance however that our expectations will necessarily come to pass. The factors that could materially affect future developments and performance include those set forth below.

The financial statements contained in our annual report on Form 10-KSB for the year ended September 30, 2006 have been prepared on the basis that the Company will continue as a going concern, notwithstanding the fact that its financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance the Company will ever be profitable.

In fiscal year 2006, the Company incurred a net loss of $23,797,745, negative cash flow from operating activities of $11,397,627, and an accumulated deficit of $106,726,375.

These factors, as well as the risk factors set out elsewhere in this report raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Our plans with respect to this uncertainty is to focus on sales of the TrackerPAL product. There can be no assurance that revenues will increase rapidly enough to payback operating losses and payback debts. Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

As a result of our increased focus on a new business market, our business is subject to many of the risks of a new or start-up venture.

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

Certain of our directors, executives and principal shareholders or persons associated with them beneficially own approximately 23% of our outstanding common stock. In addition, these individuals are the beneficial owners of preferred stock convertible into a significant number of shares of common stock. As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. See Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," and Item 11 "Security Ownership of Certain Beneficial Owners and Management."

There is no certainty that the market will accept our new products and services.

Our targeted markets may never accept our new products or services. Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that those products are a preferable alternative to currently available methods of tracking. In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside our control. No assurance can be given that key decision-makers will accept our new products, which could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal year 2006, one customer accounted for more than 10% of sales. Fisher Scientific accounted for approximately 21% ($228,437) of sales. The loss of this customer would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with this customer that would require them to purchase a specific amount of product from us.

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

Our strategy for the identification, development, testing, manufacture, marketing and commercialization of our products and services includes, entering into various collaborations through corporate alliances. We have entered into collaborative relationships with a significant engineering and product commercialization firm and a multi-national manufacturing corporation, and we believe that these relationships provide us with strong strategic alliances for the design and engineering of our products. There can be no assurance however, that these relationships will succeed or that we will be able to negotiate strategic alliances with other parties on acceptable terms, if at all, or that any of these collaborative arrangements will be successful. To the extent we choose or are unable to establish or continue such arrangements we could experience increased capital requirements as a result of undertaking such activities. In addition, we may encounter significant delays in introducing products currently under development into the marketplace or find that the development, manufacture or sale of our proposed products is adversely affected by the absence of successful collaborative agreements.

The Company has a history of losses and anticipates significant future losses and may be unable to project its revenues and expenses accurately.

The Company will incur significant expenses associated with the development and deployment of our new products and promoting our brand. It intends to enter into additional arrangements through current and future strategic alliances that may require it to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations. The Company may also be required to offer promotional packages of hardware and software to end-users at subsidized prices in order to promote its brand, products and services. These guaranteed payments, promotions and other arrangements would result in significant expense. If it does achieve profitability, it cannot be certain that it will be able to sustain or increase profitability in the future. In addition, because of its limited operating history in its newly targeted markets, the Company may be unable to project revenues or expenses with any degree of certainty. Management expects expenses to increase significantly in the future as the Company continues to incur significant sales and marketing, product development and administrative expenses. The Company cannot guarantee that it will be able to generate sufficient revenues to offset operating expenses or the costs of the promotional packages or subsidies described above, or that it will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.

Our business plan anticipates significant growth through sales and acquisitions:
To manage the expected growth the Company will require capital and there is no assurance it will be successful in obtaining necessary additional funding.

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

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries. We have received several additional patents; we have also applied for several additional patents and those applications are awaiting action by the Patent Office. There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. The enforcement of patent rights can be uncertain and involve complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.

The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any. Our inability to obtain or to maintain patents on our key products could adversely affect our business. We own seven patents and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop. There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations. In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.

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

The investors in our Series B preferred stock have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event we sell shares of common stock or securities convertible into common stock at a price below the original conversion price of $3.00 per share. We have issued shares and options to purchase shares to certain creditors to convert debt to equity at prices that are below the $3.00 conversion price. We have also issued promissory notes that are convertible into shares of common stock at conversion prices below the original Series B conversion price of $3.00. Certain holders of the Series B preferred stock have waived their right to receive the adjustment but there is no assurance that any holder of Series B preferred stock will waive those rights as to issuances of common stock. Accordingly, we may be required to issue additional shares of common stock to comply with anti-dilution adjustments to the conversion rights of present or former preferred shareholders. Any increase in the number of shares of common stock issued upon conversion of Series B preferred shares would compound the risks of dilution to existing shareholders.

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

Payment of dividends in additional shares of Series C preferred stock or in shares of common stock will result in further dilution.

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

The holders of our Series C preferred stock have voting rights that are the same as the voting rights of holders of our common stock, which effectively dilutes the voting power of the holders of the common stock.

Series C preferred stock has an 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company. During the years ended September 30, 2006 and 2005, the Company recorded $294,379 and $0 in dividends on Series C Preferred Stock, respectively. One share of Series C Convertible Preferred Stock is convertible into three shares of the Company's common stock, subject to adjustments.

The holders of record of the shares of Series C Preferred Stock, exclusively and as a separate class, shall be entitled to elect two directors of the Board of Directors of the Corporation (the "Series C Directors"). Any director elected as provided in the preceding sentence may be removed without cause by, and only by, the affirmative vote of the holders of the shares of the class or series of capital stock entitled to elect such director or directors, given either at a special meeting of such stockholders duly called for that purpose, or by written consent. The holders of record of the shares of Common Stock and of any other class or series of voting stock (including the Series C Preferred Stock), exclusively and voting together as a single class, shall be entitled to elect the balance of the total number of directors of the Corporation. At any meeting held for the purpose of electing a director, the presence in person or by proxy of the holders of a majority of the outstanding shares of the class or series entitled to elect such director shall constitute a quorum for the purpose of electing such director. A vacancy in any directorship filled by the holders of any class or series shall be filled only by vote of the holders of such class or series or by any remaining director or directors elected by the holders of such class or series pursuant to this Section.

Item 7.  Financial Statements

Our audited financial statements and associated notes are included and set forth on pages F-3 through F-41 of this report.

RemoteMDx, Inc.
Consolidated Financial Statements
September 30, 2006 and 2005

Index to Consolidated Financial Statements

--------------------------------------------------------------------------------


                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                   F - 3


Consolidated Balance Sheet                                                F - 4


Consolidated Statements of Operations                                     F - 6


Consolidated Statements of Stockholders' Deficit                          F - 7


Consolidated Statements of Cash Flows                                     F - 11


Notes to Consolidated Financial Statements                                F - 14

HANSEN, BARNETT & MAXWELL
             A Professional Corporation
             CERTIFIED PUBLIC ACCOUNTANTS
             5 Triad Center, Suite 750
             Salt Lake City, UT 84180-1128
             Phone: (801) 532-2200
             Fax: (801) 532-7944
             www.hbmcpas.com



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows of RemoteMDx, Inc., and subsidiaries (the Company), for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remote MDx, Inc. as of September 30, 2006 and the consolidated results of their operations and cash flows for the years ended September 30, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ HANSEN, BARNETT & MAXWELL


                                                            Salt Lake City, Utah
                                                               December 14, 2006

                                                                 RemoteMDx, Inc.
                                                      Consolidated Balance Sheet
                                                              September 30, 2006
--------------------------------------------------------------------------------


            Assets
      -------------------

Current assets:
  Cash                                                           $    5,872,529
  Accounts receivable, net of allowance for doubtful
       accounts of $8,000                                               229,428
  Interest receivable                                                    15,604
  Inventories, net of reserve of $54,977 (note 2)                        39,276
  Prepaid expenses and other assets (note 3)                          2,504,500
                                                                 ---------------

       Total current assets                                           8,661,337

  Property and equipment, net of accumulated depreciation
       and amortization of $626,581 (note 2)                          1,343,031
  Monitoring equipment, net of accumulated depreciation
       of $102,115 (note 4)                                           2,139,685
  Other assets                                                           48,013
                                                                 ---------------

       Total assets                                              $   12,192,066
                                                                 ===============




--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-4

                                                                 RemoteMDx, Inc.
                                                      Consolidated Balance Sheet
                                                              September 30, 2006
                                                                       Continued
--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

 Current liabilities:
   Bank line of credit (note 6)                                  $    3,897,111
   Accounts payable                                                   1,696,165
   Accrued expenses (note 5)                                            404,671
   Deferred revenues                                                     17,817
   Related party line of credit (note 7)                                 44,549
   Notes payable (note 8)                                               169,676
   Dividends payable (note 11)                                           20,877
                                                                 ---------------
        Total current liabilities                                     6,250,866

        Total liabilities                                             6,250,866

 Commitments and contingencies (note 15)

 Series A Preferred stock of SecureAlert, Inc. (note 11)              3,590,000

 Stockholders' deficit:
   Series A convertible preferred stock; 10%
     dividend, non-voting, non-participating; $.0001
     par value, $200 stated value; 40,000 shares
     designated; 17,310 shares issued and outstanding
     (aggregate liquidation preference of $46,045)                            2
   Series B convertible preferred stock; $.0001 par
        value; 2,000,000 shares designated; 53,332
        shares issued and outstanding (aggregate
        liquidation preference of $159,996)                                   5
   Series C convertible preferred stock; $.0001
        par value; 7,357,144 shares designated;
        5,532,369 shares issued and outstanding
        (aggregate liquidation preference of $9,294,380)                    553
   Common stock, $.0001 par value, 175,000,000 shares
        authorized; 80,134,853 shares issued and
        outstanding                                                       8,013
   Additional paid-in capital                                       111,718,090
   Deferred compensation                                             (2,649,088)
   Accumulated deficit                                             (106,726,375)
                                                                 ---------------

        Total stockholders' deficit:                                  2,351,200
                                                                 ---------------

        Total liabilities and stockholders' deficit              $   12,192,066
                                                                 ---------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-5

                                                                 RemoteMDx, Inc.
                                           Consolidated Statements of Operations
                                                       Years Ended September 30,
--------------------------------------------------------------------------------

                                                       2006             2005
                                                 -------------------------------

Sales, net                                       $     1,070,141  $     861,868
Cost of goods sold                                       940,132        823,752
                                                 -------------------------------
       Gross profit                                      130,009         38,116
                                                 -------------------------------

Operating expenses:
  Research and development                             2,087,802      1,766,791
  Selling, general and administrative
     (including $8,453,840 and $2,742,837
     of compensation expense paid in stock
     or stock options / warrants,
     respectively)                                    16,025,373      7,230,222
                                                 -------------------------------
       Loss from operations                          (17,983,166)    (8,958,897)
                                                 -------------------------------

Other income (expense):
  Derivative valuation gain (loss)                       629,308       (580,626)
   Interest income                                        30,051          1,720
   Interest expense
    (including $6,229,485 and $1,387,143
    paid in stock and warrants,
    respectively)                                     (6,541,077)    (1,448,736)
   Other income                                           67,139          2,850
                                                 -------------------------------
       Net loss                                      (23,797,745)   (10,983,689)
Series A and C preferred stock dividends                (642,512)      (512,547)
                                                 -------------------------------
Net loss applicable to common shareholders       $   (24,440,257) $ (11,496,236)
                                                 -------------------------------

Net loss per common share - basic and diluted    $         (0.44) $       (0.33)
                                                 -------------------------------

Weighted average shares - basic and diluted           55,846,000     34,318,000



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-6


                                                                                       RemoteMDx, Inc.
                                                      Consolidated Statements of Stockholders' Deficit
                                                               Years Ended September 30, 2005 and 2006
------------------------------------------------------------------------------------------------------

                                                      Preferred Stock
                                              Series A            Series B             Common Stock
                                          Shares    Amount     Shares    Amount     Shares      Amount
                                        --------------------------------------------------------------
Balance at October 1, 2004                 23,349    $ 2     1,835,824   $  184   31,395,238   $ 3,140

Issuance of common stock for:
  Conversion of Series A preferred
    stock                                  (2,578)     -             -        -      953,895        95
  Conversion of Series B preferred
    stock                                       -      -      (466,667)     (47)   2,592,595       259
  Debt and accrued interest                     -      -             -        -    3,995,154       400
  Services                                      -      -             -        -    5,148,641       515
  Assumption of $563,500 of debt and
    accrued interest by related party           -      -             -        -    1,043,519       104
Issuance of warrants for:
  Debt                                          -      -             -        -            -         -
  Services                                      -      -             -        -            -         -

Amortization of deferred consulting
  and financing fees                            -      -             -        -            -         -

Preferred stock dividend                        -      -             -        -            -         -

Record beneficial conversion feature
  on notes                                      -      -             -        -            -         -

Issuance of Series A preferred stock
  for accrued dividends                         -      -             -        -            -         -

Preferred stock dividends paid with
  Series A preferred stock                  5,236      1             -        -            -         -

Subscription receivable                         -      -             -        -            -         -

Net loss                                        -      -             -        -            -         -
                                        --------------------------------------------------------------
Balance at September  30, 2005             26,007    $ 3     1,369,157   $  137   45,129,042   $ 4,513
                                        ==============================================================


------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                       F-7


                                                                                           RemoteMDx, Inc.
                                                          Consolidated Statements of Stockholders' Deficit
                                                                   Years Ended September 30, 2005 and 2006
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------


                                                               Deferred       Preferred
                                                               Financing        Stock       Consolidated
                                                                 and        Subscriptions    Accumulated
                                                 APIC         Consulting     Receivables      Deficit
                                             -------------------------------------------------------------
                                             $  66,329,339   $    (331,312)  $          -   $ (69,480,005)


Conversion of Series A preferred stock                 (95)              -              -               -
Conversion of Series B preferred stock                (213)              -              -               -
Debt and accrued interest                        2,645,499      (1,970,910)             -               -
Services                                         2,822,395      (1,755,000)             -               -
Assumption of $563,500 of debt and accrued
    interest by related party                      641,054               -              -               -

Debt                                               267,174               -              -               -
Services                                         1,582,171        (214,776)             -               -


fees                                                     -         908,872              -               -

                                                  (512,547)              -              -               -

                                                 1,300,500               -              -               -


                                                 1,038,346               -              -               -

                                                         -               -              -               -
preferred stock

                                                         -               -       (504,900)              -

                                                         -               -              -     (10,983,689)

                                             ------------------------------------------------------------
                                             $  76,113,623   $  (3,363,126)  $   (504,900)  $ (80,463,694)
                                             ============================================================



----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-8


                                                                                                         RemoteMDx, Inc.
                                                                        Consolidated Statements of Stockholders' Deficit
                                                                                 Years Ended September 30, 2005 and 2006
                                                                                                               Continued
------------------------------------------------------------------------------------------------------------------------

                                                       Preferred Stock
                                                 Series A          Series B           Series C           Common Stock
                                             Shares   Amount    Shares    Amount   Shares    Amount    Shares    Amount
                                           -----------------------------------------------------------------------------
Balance at October 1, 2005                  26,007    $  3    1,369,157  $  137          -       -   45,129,042  $ 4,513

Issuance of common stock for:
  Conversion of Series A Preferred stock   (10,843)     (1)           -       -          -       -    4,014,916      401
  Conversion of Series B Preferred stock         -       -   (1,315,825)   (132)         -       -    7,171,380      717
  Services                                       -       -            -       -          -       -    5,846,428      585
  Cash                                           -       -            -       -          -       -    6,883,334      688
  Exercise of options and warrants               -       -            -       -          -       -      350,000       35

Issuance of Series C Preferred Stock for:
  Debt and accrued interest                      -       -            -       -    617,352      62   10,739,753    1,074

Issuance of warrants for:
  Debt                                           -       -            -       -          -       -            -        -
  Services                                       -       -            -       -          -       -            -        -
  SecureAlert Series A Preferred stock           -       -            -       -          -       -            -        -

Amortization of deferred consulting
  and financing fees                             -       -            -       -          -       -            -        -

Issuance of RemoteMDx Series C Preferred
  stock for Cash                                 -       -            -       -  4,739,788     474            -        -

Record beneficial conversion feature
  on notes                                       -       -            -       -          -       -            -        -

Issuance of Series A & C Preferred stock
  for dividends                              2,146       -            -       -    175,226      17            -        -

Preferred stock dividend on SecureAlert
  Series A preferred stock                       -       -            -       -          -       -            -        -

Subscription receivable                          -       -            -       -          -       -            -        -

Net loss                                         -       -            -       -          -       -            -        -

                                           -----------------------------------------------------------------------------
Balance at September  30, 2006              17,310    $  2       53,332  $    5  5,532,366   $ 553   80,134,853  $ 8,013
                                           =============================================================================


------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                         F-9


                                                                                           RemoteMDx, Inc.
                                                          Consolidated Statements of Stockholders' Deficit
                                                                   Years Ended September 30, 2005 and 2006
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------


                                                               Deferred       Preferred
                                                               Financing        Stock       Consolidated
                                                                 and        Subscriptions    Accumulated
                                                 APIC         Consulting     Receivables      Deficit
                                             -------------------------------------------------------------
Balance at October 1, 2005                   $ 76,113,623  $ (3,363,126)  $  (504,900)   $  (80,463,694)

Issuance of common stock for:
 Conversion of Series A Preferred stock              (400)            -             -                 -
 Conversion of Series B Preferred stock              (586)            -             -                 -
 Services                                       3,983,022    (1,935,000)            -                 -
 Cash                                           7,909,312             -             -                 -
 Exercise of options and warrants                 251,965             -             -                 -

Issuance of Series C Preferred stock
 Debt and accrued interest                      7,892,719    (1,434,550)            -                 -

Issuance of warrants for:
 Debt                                             255,012             -             -                 -
 Services                                       5,108,869    (2,776,889)            -                 -
 SecureAlert Series A Preferred stock                   -             -             -                 -

Amortization of deferred consulting
  and financing fees                                    -     6,860,477             -                 -

Issuance of Remote MDX Series C
  Preferred stock for Cash                      7,439,085             -    (1,712,565)                -

Record beneficial conversion feature
   on notes                                     2,786,364                                    (2,464,936)

Issuance of Series A & C Preferred
  stock for dividends                                 (18)            -             -                 -

Preferred stock dividend on SecureAlert
   Series A preferred stock                       (20,877)            -             -                 -

Subscription receivable                                 -             -     2,217,465                 -

Net loss                                                -             -             -       (23,797,745)
                                             -----------------------------------------------------------------
Balance at September  30, 2006               $111,718,090  $ (2,649,088)  $         -    $ (106,726,375)
                                             =================================================================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                              F-10

                                                                                              RemoteMDx, Inc.
                                                                        Consolidated Statements of Cash Flows
                                                                                    Years Ended September 30,
-------------------------------------------------------------------------------------------------------------

                                                                                 2006               2005
                                                                           ----------------------------------
Cash flows from operating activities:
   Net loss                                                                $   (23,797,745)  $   (10,983,689)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                               231,982            36,632
       Amortization of debt discount                                             1,223,092           262,427
       Amortization of deferred consulting and financing services                6,826,077           908,872
       Amortization of interest expense related to debt                          1,809,643                 -
       Beneficial conversion feature recorded as interest expense                  321,429           340,000
       Derivative liability valuation                                             (629,308)          580,626
       Common stock issued for services                                          2,048,606         1,347,768
       Common stock issued for interest                                             88,100                 -
       Common stock options and warrants issued to
           board of directors                                                            -           170,138
       Options and warrants issued to consultants for services                   2,366,378           392,380
       Options and warrants issued to related party for services                         -         1,072,051
       Interest income on restricted cash                                            5,628            (3,742)
       Increase in related party line of credit for services                       662,007           752,708
       Changes in operating assets and liabilities:
          Accounts receivable                                                     (132,647)          163,694
          Interest receivable                                                      (15,604)                -
          Inventories                                                                7,300            31,711
          Prepaid expenses and other assets                                     (2,476,280)          (58,729)
          Accounts payable                                                         338,880           649,042
          Accrued liabilities                                                     (275,443)          494,770
          Deferred revenues                                                            278             4,105
                                                                           ----------------------------------
                   Net cash used in operating activities                       (11,397,627)       (3,839,236)
                                                                           ----------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                            (1,093,690)         (311,730)
  Purchase of monitoring equipment                                              (2,241,800)                -
  Proceeds from the disposal of fixed assets                                         1,507             8,457
                                                                           ----------------------------------
                   Net cash used in investing activities                   $    (3,333,983)  $      (303,273)
                                                                           ----------------------------------


-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-11

                                                                                              RemoteMDx, Inc.
                                                                        Consolidated Statements of Cash Flows
                                                                            For the Years Ended September 30,
                                                                                                    Continued
-------------------------------------------------------------------------------------------------------------

                                                                                 2006               2005
                                                                           ----------------------------------
Cash flows from financing activities:
  Payments under a related-party line of
     credit / advances                                                     $      (635,073)  $      (782,639)
  Payments on a bank line of credit                                                 (3,952)             (102)
  Proceeds from bank line of credit                                              3,900,640                 -
  Decrease in subscription receivable                                              504,900                 -
  Payment on notes payable                                                      (2,043,623)         (197,787)
  Proceeds form the exercise of options and warrants                               252,000                 -
  Proceeds from note payable                                                       517,500                 -
  Proceeds from the issuance of SecureAlert Series A
     Preferred stock                                                               600,000         2,607,746
  Proceeds from the issuance of Series C Preferred stock                         7,439,558                 -
  Proceeds from issuance of debt                                                 1,746,153         2,869,224
  Proceeds from sale of common stock                                             7,910,000                 -
                                                                           ---------------------------------
                   Net cash provided by financing activities                    20,188,103         4,496,442
                                                                           ---------------------------------

Net increase in cash                                                             5,456,493           353,933

Cash, beginning of year                                                            416,036            62,103
                                                                           ---------------------------------

Cash, end of year                                                          $     5,872,529   $       416,036
                                                                           ---------------------------------
Supplemental Cash Flow Information:

                                                                                 2006               2005
                                                                           ----------------------------------
Cash paid for interest and taxes:
Cash paid for income taxes                                                               -                -
Cash paid for interest                                                     $       311,592   $        48,053


-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-12

                                                                 RemoteMDx, Inc.
                                           Consolidated Statements of Cash Flows
                                               For the Years Ended September 30,
                                                                       Continued

--------------------------------------------------------------------------------

                                                       2006            2005
                                                    ----------------------------
Supplemental schedule of non-cash investing and
  financing activities:
Issuance of 4,014,916 and 953,895 common shares,
  respectively, in exchange for 10,843 and 2,578
  shares of Series A preferred stock, respectively  $         401   $        95
Issuance of 7,171,380 and zero common shares,
  respectively, in exchange for 1,315,825 and zero
  shares of Series B preferred stock, respectively            717             -
Issuance of 4,057,500 and 5,870,500 common shares,
  respectively, for deferred consulting and
  financing services                                    3,369,550     3,590,910
Preferred Series A and C stock dividends                  642,512       512,547
SecureAlert Series A Preferred stock dividends
  accrued                                                  20,877             -
Notes payable and accrued interest converted into
  7,586,299 and 750,000 shares of common stock,
  respectively                                          2,671,653       318,301
Notes payable and accrued interest converted
  into 736,400 and zero shares of Series C
  Preferred stock, respectively                         1,037,152             -
Series B&C debentures converted into 2,030,184
  and zero shares of common stock, respectively           913,583             -
Related party line of credit increased in
  exchange for related party consulting services
  of $662,007 and $480,000, assumption of Company
  notes payable of zero, and $77,658 of accrued
  interest                                                      -     1,097,988
Series A preferred stock issued in settlement of
  related party note                                            -       175,000
Issuance of 400,000 and zero common shares,
  respectively, for establishing letters of
  credit to secure line of credit                         656,000             -



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-13

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                     September 30, 2006 and 2005

--------------------------------------------------------------------------------

1.   Organization       RemoteMDx,  Inc. was originally  incorporated in Utah in
     and Nature         July 1995 under the name Volu-Sol, Inc. ("Volu-Sol"), as
     of Operations      a wholly  owned  subsidiary  of  Biomune  Systems,  Inc.
                        ("Biomune").  Biomune spun off Volu-Sol by  distributing
                        shares of Volu-Sol's common stock as a stock dividend to
                        the  holders  of  the  common   stock  of  Biomune  (the
                        "Distribution"). As a consequence of the Distribution, Volu-Sol commenced operations as a separate, independent company in October 1997. Effective July 27, 2001,
                        Volu-Sol changed its name to RemoteMDx, Inc. RemoteMDx, Inc. and its wholly-owned subsidiaries are collectively referred to as the "Company".

                        Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past two years, management has begun to pursue a more expanded role engaging in the business of manufacturing and marketing mobile emergency and personal security systems, and tracking devices used to monitor convicted offenders in the criminal justice system. The Company's revenues for the year ended September 30, 2006, were generated primarily from from the sale of medical stains and reagents.

                        Going Concern
                        The Company incurred a net loss and has negative cash flows from operating activities for the year ended September 30, 2006. As of September 30, 2006, the Company has a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Going Concern - Continued
     and Nature         Management's  plans  with  respect  to this  uncertainty
     of Operations      include  raising  additional  capital  from  the sale of
     Continued          equity  securities  and  expanding  its  market  for its
                        tracking  products.  There  can  be  no  assurance  that
                        revenues  will  increase   rapidly   enough  to  payback
                        operating losses and payback debts. Likewise,  there can
                        be no assurance that the debt holders will be willing to
                        convert the debt  obligations  to equity  securities  or
                        that  the  Company   will  be   successful   in  raising
                        additional  capital  from  the  sale of  equity  or debt
                        securities.   If  the  Company  is  unable  to  increase
                        revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

                        Fair Value of Financial Statements
                        The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, accounts payable, accrued liabilities, and other debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Concentration of Credit Risk
     Significant        The Company has cash in bank that, at times,  may exceed
     Accounting         Accounting federally insured limits. The Company has not
     Policies           experienced  any losses in such accounts.
     Continued
                        In the normal course of business,  the Company  provides
                        credit terms to its customers.  Accordingly, the Company
                        performs  ongoing  credit  evaluations of its customers'
                        financial  condition and requires no collateral from its
                        customers.   The  Company  maintains  an  allowance  for
                        uncollectable   accounts   receivable   based  upon  the
                        expected collectability of all accounts receivable.

                        The Company had sales to entities which represent more than 10% as follows for the years ended September 30:

                                                         2006           2005
                                                    ----------------------------
                        Company A                  $     228,437   $   148,500

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

                        Inventories
                        Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Substantially all items included in inventory are finished goods and consist of the following:


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Reagent stains                            $    94,253
     Significant        Reserve for inventory obsolescence            (54,977)
     Accounting                                                   ------------
     Continued               Total inventory                      $    39,276
                                                                  ------------

                        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

                        Property and Equipment
                        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease. Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized. When property and equipment are disposed, any gains or losses are included in the results of operations.

                        Property and equipment consisted of the following as of September 30, 2006:

                        Equipment                                $      956,259
                        Tooling and dies                                500,683
                        Leasehold improvements                          322,845
                        Furniture and fixtures                          189,825
                                                                 ---------------
                                                                      1,969,612

                        Accumulated depreciation                       (626,581)
                                                                 ---------------

                                                                 $    1,343,031
                                                                 ---------------

                        Depreciation expense for the years ended September 30, 2006 and 2005 was $129,868 and $36,632, respectively.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Impairment of Long-Lived Assets and Goodwill
     Significant        The Company reviews its long-lived assets for impairment
     Accounting         when events or changes in  circumstances  indicate  that
     Policies           the book value of an asset may not be  recoverable.  The
     Continued          Company  evaluates,  at each balance sheet date, whether
                        events and  circumstances  have occurred  which indicate
                        possible  impairment.  The  Company  uses an estimate of
                        future  undiscounted net cash flows of the related asset
                        or group of assets over the estimated  remaining life in
                        measuring  whether  the assets are  recoverable.  If the
                        carrying amount of an asset exceeds its estimated future
                        cash flows,  an impairment  charge is recognized for the
                        amount  by  which  the  carrying   amount   exceeds  the
                        estimated  fair  value  of  the  asset.   Impairment  of
                        long-lived  assets is assessed at the lowest  levels for
                        which  there  are  identifiable   cash  flows  that  are
                        independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

                        Revenue Recognition
                        The Company derives its revenue primarily from the monitoring of its mobile security products and reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer. Revenue from products sold with long-term service contracts are recognized ratably over the expected life of the contract. Amounts received in advance of shipment are recorded as deferred revenue.

                        Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

                        Monitoring equipment revenue is recognized on the earlier of the activation of the device or 21 days from receipt by the customer. The customer is charged a daily monitoring rate and is invoiced monthly.

                        Research and Development Costs
                        All expenditures for research and development are charged to expense as incurred. These expenditures in both 2006 and 2005 were for the development of SecureAlert's TrackerPAL device and associated services. For the years ended September 30, 2006 and 2005 research and development expenses were $2,087,802 and $1,766,791, respectively.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Advertising Costs
     Significant        The  Company  expenses  advertising  costs as  incurred.
     Accounting         Advertising  expenses for the years ended  September 30,
     Policies           2006 and 2005 were  approximately  $118,300 and $145,400
     Continued          respectively.

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

                        The following table illustrates the effect on net loss and net loss per share as if the Company had elected to use the fair value based method to account for its employee stock-based compensation.

                                                   Years Ended September 30,
                                                 -------------------------------
                                                      2006           2005
                                                 -------------------------------

               Net loss applicable to common
                 shareholders - as reported        $ (24,440,257) $ (11,496,236)

               Add:  intrinsic value of employee
               stock based compensation                        -              -


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of   Deduct:  total stock based
     Significant  employee compensation expense
     Accounting   determined under fair value
     Policies     based method for all awards,
     Continued    net of related tax effects          (1,400,148)       (10,835)
                                                   -----------------------------

                  Net loss - pro forma             $ (25,840,405) $ (11,507,071)
                                                   -----------------------------

                  Basic and diluted loss per
                  share - as reported              $        (.44) $      ( 0.33)
                                                   -----------------------------

                  Basic and diluted loss per
                  share - pro forma                $        (.46) $      ( 0.34)
                                                   -----------------------------

                        The fair value of each option or warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                Years Ended
                                                                September 30,
                                                         -----------------------
                                                            2006         2005
                                                         -----------------------

                        Expected dividend yield                    -         -
                        Expected stock price volatility        129 %       106%
                        Risk-free interest rate               4.59 %      3.66%
                        Expected life of options             5 years    5 years

                        The weighted average fair value of options and warrants granted during the years ended September 30, 2006 and 2005, was $0.76 and $0.47, respectively.

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


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Net Loss Per Common Share
     Significant        Basic  net  loss  per  common  share  ("Basic  EPS")  is
     Accounting         computed  by  dividing  net  loss  available  to  common
     Policies           stockholders  by the weighted  average  number of common
     Continued          shares outstanding during the period.

                        Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

                        Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock. As of September 30, 2006 and 2005, there were approximately 45,132,452 and 20,833,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common share equivalents listed above do not include the shares issuable upon conversion of convertible notes and debentures with embedded conversion features.

                        Recent Accounting Pronouncements
                        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised
                        2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and share based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair value method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Statement  123(R) is effective as of October 1, 2006 for
     Significant        the Company.  All public  companies  must use either the
     Accounting         modified  prospective  or  the  modified   retrospective
     Policies           transition method. The Company has not yet evaluated the
     Continued          impact of adoption of this  pronouncement,  but believes
                        it may have a material impact on the consolidated financial statements.

                        In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins." Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has adopted this standard during the year ended September 30, 2006, which had no material impact on the financial statements.

3.   Prepaid            For the year ended  September 30, 2006,  the Company had
     Expenses and       $2,504,500  of  prepaid   expenses.   Prepaid   expenses
     Other Assets       consisted of the following:

                        Manufacturing costs                      $    2,181,140
                        Commissions                                     124,989
                        Leases                                           86,420
                        Insurance                                        64,660
                        Interest related to line
                          of credit                                      15,069
                        Consulting                                       10,000
                        Other                                            22,222
                                                                 ---------------
                        Prepaid expenses and other
                          assets                                 $    2,504,500
                                                                 ---------------


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Monitoring         Monitoring  equipment  at  September  30,  2006,  is  as
     Equipment          follows:

                        Monitoring equipment                     $    2,241,800
                        Less accumulated depreciation                  (102,115)
                                                                 ---------------
                        Monitoring Equipment, net                $    2,139,685
                                                                 ---------------

                        The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under the terms of operating leases. During the year ended
                        September 30, 2006, the Company had deployed 2,172 TrackerPAL devices. The monitoring equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over 3 years.

5.   Accrued            Accrued expenses consisted of the following at September
     Expenses           30, 2006:

                        Accrued tooling                             $   116,000
                        Accrued interest                                 69,694
                        Accrued compensation and
                           payroll taxes                                 68,259
                        Accrued vacation                                 71,718

                        Accrued property taxes                            9,000
                        Accrued board of director fees                   30,000
                        Accrued bonuses                                  30,000
                        Accrued legal and other costs                    10,000
                                                                    ------------
                        Total accrued expenses                      $   404,671
                                                                    ------------

6.   Bank Line of       During the year ended  September  30, 2006,  the Company
     Credit             opened a $4 million line of credit with Citizen National
                        Bank.  The  interest  rate is 8% and the line of  credit
                        matures on June 30, 2007.  The line of credit is secured
                        by  letters  of  credit  for a total of $4  million  and
                        SecureAlert's assets including TrackerPAL products. This
                        note can be  expanded up to $10  million  under  certain
                        terms  and  conditions.   The  letters  of  credit  were
                        provided as  collateral by four  entities.  The entities
                        received a total of 400,000 shares valued at $240,000 of
                        the Company's  common stock and were reimbursed  $40,000
                        in cash for expenses related to establishing the letters of credit.

                        In addition the Company will pay 11% annual interest rate, paid monthly, on the line of credit to the entities that provided and arranged for the letters of credit. As of September 30, 2006, the outstanding balance of the line of credit was $3,897,111 due and payable on June 30, 2007.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Related Party      The Company has entered into certain  transactions  with
     Transactions       related parties.  These  transactions  consist mainly of
                        financing transactions and consulting arrangements.

                        Related Party Advances Payable
                        As of September 30, 2006, the Company owed $44,549 to ADP Management, an entity owned and controlled by two of the Company's officers and directors, under a line-of-credit agreement. Outstanding amounts on the line of credit accrue at 5% and are due on July 31, 2007. During the year ended September 30, 2006, the line of credit increased $662,007 due to a monthly management fee owed to ADP Management, including salaries for Mr. Derrick and Mr. Dalton and expenses incurred by ADP Management that are reimbursable by the Company, The Company made cash repayments during the year of $635,073. The note is due and payable on July 31, 2007.

                        During the year ended September 30, 2005, ADP Management assumed $563,500 of debt plus $77,554 of accrued interest from various note holders for 1,043,519 shares of common stock. All note holders released the Company from these obligations.

                        Consulting Arrangements
                        In March 2000, the Company agreed to pay consulting fees to ADP Management for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners. Under the terms of this agreement, ADP Management was paid a consulting fee of $20,000 per month and the Company agreed to reimburse the expenses incurred by ADP Management in the course of performing services under the consulting arrangement. The ADP Management agreement also requires ADP Management to pay the salaries of David Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company and James Dalton as president and Vice-Chairman of the Board of Directors of the Company. The Board of Directors, which at the time did not include either of these individuals, approved both of these arrangements. In May 2005, the Board of Directors, which then included David Derrick and James Dalton, approved to increase the amount of compensation paid to ADP Management from $20,000 to $40,000 per month effective October 1, 2004 with David Derrick and James Dalton abstaining.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Related Party      License Agreement
     Transactions       During the year ended  September  30, 2003,  the Company
     Continued          entered  into  a  License   Agreement  with   Matsushita
                        Electric Works,  Ltd., a Japanese  corporation  ("MEW").
                        Under the License  Agreement,  the Company granted MEW a
                        nontransferable,   worldwide,  exclusive  license  under
                        certain of the  Company's  patents to use,  manufacture,
                        have  manufactured,  market,  distribute  and  sell  the
                        Company's   one-button   emergency   wireless  telephone
                        device,  with and without global  positioning  satellite
                        technology.   In  connection   with  the  new  strategic
                        alliance   created  by  the  execution  of  the  License
                        Agreement, MEW also made an equity investment in the Company. MEW purchased 1,000,000 shares of Series B
                        Preferred Stock at a price of $3.00 per share. In conjunction with the sale of the Series B Preferred
                        Stock, and as an indication of the parties' mutual interest in a long-term relationship, the Company also granted MEW a warrant to purchase 1,000,000 shares of common stock at a price of $3.00 per share. During the fiscal year ended September 30, 2006, these warrants were cancelled. During the fiscal years ended September
                        30, 2006 and 2005, the Company made no payments to MEW for GPS products and related services.

8.   Notes Payable      As of  September  30,  2006,  the Company had  unsecured
                        notes  of   $169,676   payable  to  former   SecureAlert
                        shareholders,   with   interest   at  5%,   payable   in
                        installments  of $80,000  per month  until paid in full.
                        These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company

                        The following schedule shows the principal payments due under the Company's bank line of credit, related-party line of credit and notes payable as of September 30, 2006:

                                  Year Ending September 30          Amount
                                  ------------------------    ------------------
                                        2007                   $       4,111,336
                                                              ------------------
                                                               $       4,111,336
                                                              ==================

9.    Convertible       During the year ended  September  30, 2004,  the Company
      Debentures        sold  $1,023,527 of Series B Convertible  Debentures and
                        $247,058 of Series C Convertible Debentures in a private placement. The Debentures were convertible automatically into shares of the Company's common stock upon the closing of a qualified equity or debt offering with gross proceeds of at least $5,000,000. Under the terms,


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.    Convertible       the  conversion  price was  equal 80% of the fair  value
      Debentures        prior to  closing  the  offering.  The  Debentures  bear
      Continued         interest at an annual  rate of 10%,  not  including  any
                        original issue discount, with interest during the first six months of $47,954 added to the principal amount.
                        Thereafter, interest payments were made monthly in cash or, at the sole option of the Company, in shares of Common Stock at a price of $0.54 per share. The
                        Debentures mature and were payable two years from each Closing, subject to the conversion as indicated above.
                        During the year ended September 30, 2006, $404,956 of the convertible debentures plus accrued interest was paid back in cash and $913,583 of the convertibility debenture plus accrued interest converted into 2,030,184 shares of common stock.

10.    Derivatives      The   Company   does  not   hold  or  issue   derivative
                        instruments for trading purposes.  However,  the Company
                        had  convertible  notes payable that contained  embedded
                        derivatives  that required  separate  valuation from the
                        convertible   notes.   The  Company   recognized   these
                        derivatives  as  liabilities  in its  balance  sheet and
                        measured  them  at  their  estimated  fair  value,   and
                        recognized changes in their estimated fair value in earnings (losses) in the period of change. The Company estimated the fair value of these embedded derivatives using the Black-Scholes model based on the historical volatility of its common stock over the past three years. The fair value of derivative instruments were re-measured each quarter.

                        During the year ended September 30, 2006, the Company issued convertible notes payable containing an embedded derivative. The Company received $575,000 from these convertible notes and issued 575,000 shares of common stock valued at $655,443 for three years of prepaid interest. During the year ended September 30, 2006, all convertible notes payable with an embedded derivative converted into 1,720,970 shares of common stock. For the year ended September 30, 2006, the derivative valuation gain was $629,308.

11.  Preferred          The  Company  is  authorized  to issue up to  20,000,000
     Stock              shares of preferred stock,  $0.0001 par value per share.
                        The  Company's  Board of Directors  has the authority to
                        amend the Company's  Articles of Incorporation,  without
                        further   stockholder   approval,   to   designate   and
                        determine,   in  whole  or  in  part,  the  preferences,
                        limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Preferred          Series A 10 % Convertible Non-Voting Preferred Stock
     Stock              The Company has  designated  40,000  shares of preferred
     Continued          stock as Series A 10% Convertible  Non-Voting  Preferred
                        Stock ("Series A Preferred Stock").  As of September 30,
                        2006,  there were  17,310  shares of Series A  Preferred
                        Stock   outstanding   11.   Preferred   Series  A  10  %
                        Convertible Non-Voting Preferred Stock Stock The Company has designated 40,000 shares of preferred stock as Series A 10% Continued Convertible Non-Voting Preferred
                        Stock ("Series A Preferred Stock").  As of September 30,
                        2006,  there were  17,310  shares of Series A  Preferred
                        Stock outstanding.

                        Dividends
                        ---------
                        The holders of the Series A Preferred Stock, some of which are entities controlled by officers and directors of the Company, are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash, additional shares of Series A Preferred Stock, or common shares at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance to the holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set. During the years ended September 30, 2006 and 2005, the Company recorded $348,133 and $512,547 in dividends on Series A Preferred Stock, respectively.

                        Convertibility
                        --------------
                        Series A Preferred Stock is convertible at 370 shares of common stock for each share of Series A Preferred Stock. During the year ended September 30, 2006, 10,843 shares of Series A Preferred Stock were converted into 4,014,916 shares of common stock. During the year ended September 30, 2005, 2,578 shares of Series A Preferred Stock were converted into 953,895 shares of common stock.

                        Voting  Rights  and   Liquidation   Preference
                        ----------------------------------------------
                        The holders of Series A Preferred Stock have no voting rights and are entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133 percent.

                        Optional Redemption
                        -------------------
                        The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at any time. As of September 30, 2006, the redemption price was 133 percent of the conversion price of Series A Preferred Stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred Stock called for redemption by the Company. Through September 30, 2006, the Company has not exercised its option to redeem shares of Series A Preferred Stock.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Preferred          Issuances of Series A Preferred Stock
     Stock              -------------------------------------
     Continued          During the year ended  September  30, 2006,  the Company
                        had  recorded  and  issued  2,146  shares  of  Series  A
                        Preferred   Stock  for   payment  of  Series  A  accrued
                        dividends.

                        Series B Convertible Preferred Stock
                        On June 7, 2001, the holders of the Company's Series A Preferred Stock approved the designation of 2,000,000 shares of a new series of preferred stock, the Series B Convertible Preferred Stock ("Series B Preferred Stock") previously approved by the Board of Directors.

                        Dividends
                        ---------
                        The Company will not pay dividends on the Series B Preferred Stock unless dividends are declared by the Board of Directors, in which case the Series B Preferred Stock would be paid dividends prior and in preference to any declaration or payment of any dividends on the common stock, and subject to the preferences of the holders of the Series A Preferred Stock.

                        Convertibility
                        --------------
                        Each share of Series B Preferred Stock is convertible at any time into shares of common stock at an initial rate of $3.00 per share of common. Each share of Series B Preferred Stock will automatically convert into shares of common stock at the then effective conversion rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000. The Company has issued shares of common stock or securities convertible into common stock for consideration per share less than $3.00 per share. The conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock issued.

                        Voting Rights and Liquidation Preference
                        ----------------------------------------
                        Holders of shares of Series B Preferred Stock are entitled to one vote per share of Series B Preferred Stock on all matters upon which holders of the common stock of the Company are entitled to vote. The holders of Series B Preferred Stock are entitled to a liquidation preference of $3.00 per share, plus all accrued and unpaid dividends. For purposes of this liquidation preference, the Series A Preferred Stock ranks on a parity with the Series B Preferred Stock.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Preferred          Optional Redemption
     Stock              -------------------
     Continued          The Company  may redeem the Series B Preferred  Stock at
                        its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption.

                        Series C Convertible Preferred Stock
                        The Company has designated 7,357,144 shares preferred stock as Series C Convertible Preferred Stock, $.0001 par value per share. During the year ended September 30, 2006, the Company received subscriptions for 5,357,143 shares of Series C Convertible Preferred Stock at $1.68 per share for proceeds of $9,000,000. The Company issued 5,357,143 shares of Series C Preferred Stock for $7,439,558 in cash and $1,037,152 from conversion of debt and accrued interest. The holders of shares of Common underlying the Series C Convertible Preferred Stock shall be entitled to registration rights. For the year ended September 30, 2006, a beneficial conversion feature of $2,464,936 was recorded as a distribution to the Series C Preferred shareholders to reflect the difference between the market value of the underlying common stock and the conversion price. During the year ended September 30, 2006, the Company issued 175,226 shares of Series C Preferred Stock for dividends. As of September 30, 2006, the outstanding Series C Preferred shares totaled 5,532,369.

                        Convertibility
                        --------------
                        One share of Series C Convertible Preferred Stock is convertible into three shares of the Company's common stock, subject to adjustments.

                        Dividends
                        ---------
                        The stock has an 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company. During the years ended September 30, 2006 and 2005, the Company recorded $294,379 and $0 in dividends on Series C Preferred Stock, respectively.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Preferred          Voting Rights and Liquidation Preference
     Stock              ----------------------------------------
     Continued          Holders  of  shares  of  Series C  Preferred  Stock  are
                        entitled  to one vote per  share of  Series C  Preferred
                        Stock on all matters upon which holders of the common stock of the Company are entitled to vote. Generally the holders of Series C Preferred Stock are entitled to a liquidation preference of $1.68 per share, plus all accrued and unpaid dividends. For purposes of this liquidation preference, the Series C Preferred Stock ranks on a parity with the Series B Preferred Stock.

                        Optional Redemption
                        -------------------
                        The Company may redeem the Series C Preferred Stock at its option at any time. The redemption price payable by the Company shall be equal to the greater of (a) $4.00 plus any and all accrued dividends or (b) 110% of the current Conversion Price per share at the time of the redemption, as adjusted for stock dividends, stock splits, stock combinations, other dividends or distributions, reclassifications, exchanges, or substitutions plus any and all accrued dividends.

                        SecureAlert,  Inc.  (PAL  Services)  Series A  Preferred
                        Shares
                        During the year ended September 30, 2005, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its wholly-owned subsidiary, SecureAlert, Inc. (PAL Services) to establish 3,500,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock.

                        Dividends
                        The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of the SecureAlert's (PAL Services) assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of SecureAlert, (PAL Services) at the rate of $1.50 per day times the number of the SecureAlert's (PAL Services) parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 x 90 days x 10,000 contracts) or $0.385 per share of Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert (PAL Services) averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert (PAL Services) on such record dates not less than ten (10) days nor more than sixty
                        (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of the Company. During the years ended September 30, 2006 and 2005, the Company recorded $20,877 and $0 in dividends on SecureAlert Series A Preferred Stock.


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Preferred          Convertibility
     Stock              --------------
     Continued          As  a  group,  all  Series  A  Preferred  Stock  may  be
                        converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of the SecureAlert, Inc. (PAL Services).

                        Issuances  of  SecureAlert  Series A Preferred Stock
                        ----------------------------------------------------
                        During the year ended September 30, 2006, the Company sold 600,000 of these shares for consideration of $600,000. As of September 30, 2006, the total outstanding Series A Preferred shares were 3,590,000. Because the preferred stock sold was Series A Preferred Stock of the Company's subsidiary, SecureAlert, Inc., the consideration received from the sale has been recorded similar to minority interest as a separate component of the balance sheet outside of permanent equity.

12.  Common             Authorized Shares
     Stock              The  Company is  authorized  to issue up to  175,000,000
                        shares of common stock.

                        Common Stock Issuances
                        During the year ended September 30, 2006, the Company issued 35,005,811 shares of common stock. 5,846,428 shares were issued for services in the amount of $3,983,607, 4,014,916 shares were issued upon the conversion of 10,843 shares of Series A Preferred Stock, 7,171,380 shares were issued upon the conversion of 1,315,825 shares of Series B Preferred Stock, 10,739,753 shares were issued for debt and accrued interest of $7,893,782, 350,000 were issued from the exercise of options and warrants, and the remaining 6,883,334 were issued for cash.

                        During the year ended September 30, 2005, the Company issued 13,733,804 shares of common stock. 5,148,641 shares were issued for services in the amount of $2,822,911, 953,895 shares were issued upon the conversion of 2,578 shares of Series A Preferred Stock,

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Common             2,592,595  shares  were issued  upon the  conversion  of
     Stock              466,667  shares of Series B Preferred  Stock,  3,995,154
     Continued          shares  were  issued for debt and  accrued  interest  of
                        $2,626,522, and the remaining 1,043,519 were issued to ADP for assuming $563,500 of debt and $77,554 of accrued interest.

13.  Options and        Stock Incentive Plan
     Warrants           The Company has adopted the 1997  Volu-Sol,  Inc.  Stock
                        Incentive  Plan  (the  "1997  Plan").  The 1997 Plan was
                        approved by action of Biomune,  the original stockholder
                        of the Company, in August 1997. Under the 1997 Plan, the
                        Company  may issue  stock  options,  stock  appreciation
                        rights, restricted stock awards, and other incentives to
                        employees,  officers  and  directors  of the Company and
                        award  nonqualified  stock  options and other  awards to
                        employees and certain  non-employees  who have important
                        relationships  with the  Company.  A total of  5,000,000
                        shares were initially available for grant under the 1997
                        Plan. As of September 30, 2006, 1,465,000 shares have been granted under the 1997 Plan of which 1,015,000 have expired; thus, 450,000 shares remain outstanding.

                        On February 17, 2004 the Board of Directors approved the 2004 RemoteMDx, Inc. Stock incentive Plan ("2004 Plan"). The shareholders approved this plan on May 19, 2004. Under the 2004 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards and other incentives to employees, officers and directors. The 2004 Plan also provides for the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with the Company. A total of 6,000,000 shares are authorized for issuance pursuant to awards granted under the 2004 Plan. During the fiscal years 2006 and 2005, 0 and 5,000,000 shares were granted under this plan respectively.

                        During the year ended September 30, 2006, the shareholders approved the 2006 Equity Incentive Award Plan (the "2006 Plan"). The 2006 Plan replaced the 1997 Plan and the 2004 Plan. The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain



--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Options and        non-employees who have important  relationships with the
     Warrants           Company. A total of 10,000,000 shares are authorized for
     Continued          issuance pursuant to awards granted under the 2006 Plan.
                        No grants have been made under this plan.

                        A summary of stock option and warrant activity, including stock options and warrants granted inside and outside the plans discussed above, for the years ended September 30, 2006 and 2005 is as follows:

                                               Number of        Exercise
                                              Options and       Price Per
                                               Warrants           Share
                                        -----------------------------------

Outstanding at September 30, 2004              7,822,043  $    .54 to 7.00
    Granted                                    7,849,000       .54 to 3.00
    Expired or cancelled                      (1,905,000)      .54 to 7.00
    Exercised                                          -       .54 to 1.00
                                        -----------------------------------

Outstanding at September 30, 2005             13,766,043       .54 to 3.00
    Granted                                   11,529,076       .56 to 1.41
    Expired or cancelled                      (3,347,727)      .70 to 3.00
    Exercised                                   (350,000)      .54 to 0.75
                                        -----------------------------------

Outstanding at September 30, 2006             21,597,392  $    .50 to 3.00
                                        -----------------------------------

                        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. The following table summarizes information about stock options and warrants outstanding at September 30, 2006:

                       Options and Warrants             Options and Warrants
                            Outstanding                     Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                  Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number      Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------
$   .50 - 1.00   20,589,159    3.94      $        .62   17,009,413 $        .62
          3.00    1,008,233    1.04              2.76    1,008,233         2.76
--------------------------------------------------------------------------------

$   .50 - 3.00   21,597,392    3.12      $       0.72   18,017,646 $       3.12
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Options and        As of September 30, 2006,  18,017,646 of the  21,597,392
     Warrants           outstanding options and warrants are vested.
     Continued
                        During the year ended September 30, 2006, the Company issued 11,529,076 common stock options as follows:
                        3,170,000 to employees,  600,000 to SecureAlert Series A
                        Preferred shareholders, 365,150 for debt, 5,413,926 to consultants, 480,000 to the Board of Directors, and 1,500,000 to related parties (David Derrick and James
                        Dalton). The exercise prices range from $0.56 to $1.41 per share.

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

14.  Income Taxes       For the years ended  September  30,  2006 and 2005,  the
                        Company  incurred net operating  losses of approximately
                        $23,798,000 and $10,984,000 for income tax purposes. The
                        amount of and ultimate  realization of the benefits from
                        the net operating losses is dependent, in part, upon the
                        tax laws in effect,  the Company's future earnings,  and
                        other  future  events,  the  effects of which  cannot be
                        determined.  The  Company  has  established  a valuation
                        allowance for all deferred  income tax assets not offset
                        by   deferred   income  tax   liabilities   due  to  the
                        uncertainty of their realization.  Accordingly, there is
                        no  benefit  for  income   taxes  in  the   accompanying
                        consolidated statements of operations.

                        At September 30, 2006, the Company has net operating loss carryforwards available to offset future taxable income of approximately $63,129,000 which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. Due to the frequency of equity transactions within the Company, it is likely that the use of net operating loss carry forwards will be limited. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Income Taxes       Deferred  income  taxes  are  determined  based  on  the
     Continued          estimated  future  effects of  differences  between  the
                        financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at September 30, 2006:

                                                                        2006
                                                                    ------------
                        Net operating loss carryforwards            $23,547,000
                        Depreciation and reserves                         7,000
                        Accruals and reserves                            53,000
                        Valuation allowance                         (23,607,000)
                                                                    ------------
                                                                    $         -
                                                                    ------------

                        Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2006 and 2005 are as follows:

                                                  2006             2005
                                            ----------------------------------

Federal income tax benefit at
  statutory rate                             $      8,092,000  $    3,740,000
State income tax benefit, net of
  federal income tax effect                         1,190,000         550,000
Loss on non-deductible expenses                      (118,000)         30,000
Change in valuation allowance                      (9,164,000)     (4,320,000)
                                            ----------------------------------

Benefit for income taxes                     $              -  $            -
                                            ----------------------------------

15.  Commitment         Legal Matters
     and                On September  20, 2006,  former  consultants  brought an
     Contingencies      action in Utah state court against the Company. The suit
                        alleges that the Company wrongfully terminated the plaintiffs, and includes causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract and prospective economic relations, unjust enrichment, and injunctive relief. The plaintiffs seek damages of approximately $264 million over five years, plus the value of converting 50% of $264 million into shares of


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Commitment         our  common  stock at $0.60  per  share,  plus  punitive
     and                damages of  approximately  $1 billion.  The  plaintiffs'
     Contingencies      motion for temporary restraining order was denied by the
     Continued          Court  in  its  entirety  on  September  28,  2006.  The
                        litigation  is at an early stage and  discovery  has not
                        yet  commenced.   Management  has  determined  that  the
                        probability of a material loss is remote and management intends to defend themselves vigorously against this action.

                        On February 1, 2006, the Company filed a Complaint against defendants Jaxara Group, LLC, Daniel Boice and Alexander Petty (collectively, "Jaxara") in the United States District Court for the District of Utah. The action arises out contracts between SecureAlert and Jaxara for certain software programming work to be performed by Jaxara. Jaxara thereafter on or about April 10, 2006 answered the Complaint and filed counterclaims against the Company. The litigation is at an early stage of discovery. Management has determined that probability of a material loss from the counterclaim is remote. The Company intends to vigorously prosecute its claims against Jaxara and to defend itself against Jaxara's counterclaims.

                        On May 23, 2006, plaintiffs Strategic Growth International, Inc., Richard E. Cooper and Stanley S. Altschuler (collectively, the "SGI Defendants") filed a Complaint against defendant the Company in the United States District Court Southern District of New York. The action arises out of a contract between the SGI Defendants and the Company for certain financial relations services to be performed by SGI. the Company thereafter on September 29, 2006 answered the Complaint and filed counterclaims against SGI. The litigation is at an early stage of discovery. Management has determined that probability of a material loss from the counterclaim is remote. The Company intends to vigorously defend itself against the SGI Defendants' claim and to prosecute its counterclaims against the SGI Defendants.

                        In a demand letter from counsel to Joseph Markham, Mr. Markham contends that he entered into an agreement with the Company to provide investor relation services in exchange for $20,000 and 100,000 shares of the Company's common stock. Mr. Markham further contends that he has fully performed under the purported agreement and is owed the above amounts. The Company denies that any such

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Commitment         agreement  exists,  written or otherwise.  To date,  the
     and                Company  is  unaware of any  lawsuit  having  been filed
     Contingencies      regarding  this claim.  If such a lawsuit is filed,  the
     Continued          Company intends to defend itself vigorously against such
                        action. Management has determined that probability of a loss is remote.

                        Lease Obligations
                        In March 2005, the Company entered into an agreement to lease a facility under a noncancellable operating lease that expires in November 2008. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2006 are approximately as follows:

                                  Year Ending September 30:         Amount
                                  -------------------------      ---------------
                                        2007                     $      206,572
                                        2008                            212,126
                                        2009                             36,049
                                                                 ---------------
                                                                 $      454,747
                                                                 ===============

                        Rent expense related to this non-cancelable operating lease was approximately $122,000 and $45,000 for the years ended September 30, 2006 and 2005, respectively.

                        In addition, the Company's wholly-owned subsidiary, Volu-Sol Reagents Corporation, leases a facility under a non-cancelable operating lease that expires in November 2010. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2006 are approximately as follows:

                                  Year Ending September 30:           Amount
                                  -------------------------      --------------
                                      2007                       $      69,906
                                      2008                              71,720
                                      2009                              73,584
                                      2010                              75,496
                                      2011                              12,636
                                                                 --------------
                                                                 $     303,342
                                                                 ==============

                        Rent expense related to this non-cancelable operating lease was approximately $69,000 and $68,000 for the years ended September 30, 2006 and 2005 respectively.

--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Commitment         Indemnification Agreements
     and                In  November  2001,  the  Company's  Board of  Directors
     Contingencies      agreed that the Company  would  indemnify  officers  and
     Continued          directors  of the  Company  against  personal  liability
                        incurred by them in the conduct of their  duties for the
                        Company.  In the  event  that  any of  the  officers  or
                        directors  of the  Company are sued or claims or actions
                        are  brought   against  them  in  connection   with  the
                        performance of their duties and the individual is required to pay an amount, the Company will immediately repay the obligation together with interest thereon at the greater of 10 percent per year or the interest rate of any funds borrowed by the individual to satisfy their liability.

                        Cellular Access Agreement
                        During the year ended September 30, 2004, the Company cancelled its agreement with the prior cellular organization and entered into an agreement with a new cellular company. During the year ended September 30, 2006, the Company has entered into several agreements with other cellular organizations to provide cellular services. The cost to the Company during years ended September 30, 2006 and 2005 was approximately $290,000 and $103,900 respectively.

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

                                                     2006             2005
                                              --------------------------------
Net sales:
        SecureAlert                           $       391,600  $       289,236
        Reagents                                      678,541          572,632
                                              --------------------------------

                                              $     1,070,141  $       861,868
                                              --------------------------------
Operating income (loss):
     SecureAlert                              $    (6,061,427) $    (3,631,458)
     Reagents                                         (68,201)          36,455
     Other (unallocated)                          (11,853,538)      (5,363,894)
                                              --------------------------------

                                              $   (17,983,166) $    (8,958,897)
                                              --------------------------------
Depreciation and amortization:
     SecureAlert                              $       218,701  $        21,144
     Reagents                                           2,542            1,397
     Other (unallocated)                               10,739           14,091
                                              --------------------------------

                                              $       231,982  $        36,632
                                              --------------------------------
Capital expenditures:
     SecureAlert                              $     1,073,217  $       310,770
     Reagents                                          20,473              960
     Other (unallocated)                                    -                -
                                              --------------------------------

                                              $     1,093,690  $       311,730
                                              --------------------------------
Interest income:
     SecureAlert                              $         3,272  $             -
     Reagents                                               -                -
     Other (unallocated)                               26,779            1,720
                                              --------------------------------

                                              $        30,051  $         1,720
                                              --------------------------------


--------------------------------------------------------------------------------

                                                                 RemoteMDx, Inc.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Segment
     Information
     Continued                                        2006            2005
                                              --------------------------------

Interest expense:
     SecureAlert                              $       271,696  $        13,540
     Reagents                                               3                -
     Other (unallocated)                            6,269,378        1,435,196
                                              --------------------------------

                                              $     6,541,077  $     1,448,736
                                              --------------------------------
Identifiable assets:
     SecureAlert                              $    6,106,836
     Reagents                                        216,818
     Other (unallocated)                           5,868,412
                                              ---------------

                                              $   12,192,066
                                              ---------------

17.  Subsequent         Subsequent  to  September  30,  2006,  the  Company  has
     Events             entered into several agreements:

                            a) On November 9, 2006, the Company closed a private
                               placement of shares of its common stock. The Company sold 3,000,000 shares of its common stock at a purchase price of $2.00 per share, for aggregate proceeds to the Company of $6,000,000. The Company also issued warrants to purchase up to an additional 7,000,000 shares of the Company's common stock at $2.00 per share.

                            b) The  Company  issued  2,242,511  shares of common
                               stock upon the conversion of 5,949 shares of Series A Preferred Stock and 2,000 share of Series B Preferred Stock.

                            c) The Company issued 265,000 shares of common stock
                               for penalties associated with the late filing of the registration statement.


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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. In our evaluation, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

Changes in Internal Control over Financial Reporting. Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B.  Other Information

None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our executive officers and directors and their ages as at September 30, 2006:

      Name               Age                  Position
      ----               ---                  --------

David G. Derrick         54      Chief Executive Officer and Chairman (Director)
James J. Dalton          64      President and Vice Chairman (Director)
Michael G. Acton         43      Chief Financial Officer, Secretary-Treasurer
Bruce G. Derrick         49      Chief Technology Officer
Randy E. Olshen          43      President of SecureAlert, Inc.
Gary S. Horrocks         45      President of Volu-Sol Reagents, Inc.
Peter McCall             50      Director
Robert E. Childers       62      Director
David P. Hanlon          62      Director
Larry G. Schafran        68      Director

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

Larry G. Schafran - Director

Mr. Schafran is currently associated with Providence Recovery Partners, LP ("PRP, LP") as a Managing General Partner. PRP, LP is a New York City-based activist investment fund. Mr. Schafran is also currently a Director and Audit Committee Chairman of PubliCard, Inc. and Tarragon Corporation, both publicly traded. Additionally, Mr. Schafran was Lead Director and Audit Committee Chairman and is now a Consultant to the Chairman of WorldSpace, Inc., and a Director of Glasstech, Inc.

In recent years, Mr. Schafran served in several capacities, including, as a Trustee, Chairman/Interim-CEO/President and Co-Liquidating Trustee of Special Liquidating Trust of Banyan Strategic Realty Trust; Director and/or Chairman of the Executive Committees of Dart Group Corporation, Crown Books Corporation, TrakAuto Corporation, and Shoppers Food Warehouse, Inc. (Vice-Chairman); Director and Member of the Strategic Planning and Finance Committees of COMSAT Corporation., and Managing General Partner of L. G. Schafran & Partners, LP, a real estate investment and development firm. Mr. Schafran is the Audit Committee Chairman of the Company.

David P. Hanlon - Director

Mr. Hanlon is currently Chief Executive Officer and President of Empire Resorts, Inc., a public company in the gaming industry. Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion. From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world's leading manufacturer of microprocessor gaming machines. From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of

Merv Griffin's Resorts International, and prior to that, Mr. Hanlon served as President of Harrah's Atlantic City (Harrah's Marina and Trump Plaza). Mr. Hanlon's education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and he completed the Advanced Management Program at the Harvard Business School.

Randy E. Olshen - President of SecureAlert, Inc.

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

Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, RemoteMDx believes that all reports required to be filed by these individuals and persons under Section 16(a) were timely filed, except as follows: In 2005 prior to the Company trading, Mr. Derrick and Mr. Dalton filed late Forms 4 but all transactions were disclosed in subsequently filed Forms 5.

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

The holders of record of the shares of Series C Preferred Stock, exclusively and as a separate class, shall be entitled to elect two directors of the Board of Directors of the Corporation (the "Series C Directors"). Any director elected as provided in the preceding sentence may be removed without cause by, and only by, the affirmative vote of the holders of the shares of the class or series of capital stock entitled to elect such director or directors, given either at a special meeting of such stockholders duly called for that purpose, or by written consent. The holders of record of the shares of Common Stock and of any other class or series of voting stock (including the Series C Preferred Stock), exclusively and voting together as a single class, shall be entitled to elect the balance of the total number of directors of the Corporation. At any meeting held for the purpose of electing a director, the presence in person or by proxy of the holders of a majority of the outstanding shares of the class or series entitled to elect such director shall constitute a quorum for the purpose of electing such director. A vacancy in any directorship filled by the holders of any class or series shall be filled only by vote of the holders of such class or series or by any remaining director or directors elected by the holders of such class or series pursuant to this Section.

The board of directors met one time during fiscal year 2006. No director attended fewer than 75% of the meetings during the fiscal year. The board also acted three times during fiscal year 2006 by unanimous written consent in lieu of a meeting, as permitted by Utah law and our bylaws. The board has an Audit Committee, currently comprised of Mr. Schafran and Mr. McCall, and a Compensation Committee, currently comprise of Mr. Childers and Mr. McCall.

The functions of the Audit Committee are (1) to review and approve the selection of, and all services performed by, our independent auditors, (2) to review our internal controls, and (3) to review and report to the board of directors with respect to the scope of our audit procedures, accounting practices and internal accounting and financial controls. Mr. Schafran and Mr. McCall are independent directors within the meaning of that term under applicable Securities and Exchange Commission rules.

Audit Committee Financial Expert

Larry Schafran, a director of the Company, is the financial expert serving on the Audit Committee of the Board of Directors within the meaning of that term under applicable rules promulgated by the Securities and Exchange Commission.

Compensation Committee

Bob Childers, a director of the Company, is serving as the head of the Company's compensation committee. Peter McCall is also a member of the Compensation Committee. The Committee shall have responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to shareholders. The Committee shall monitor the results of such policy to assure that the compensation payable to the Company's executive officers provides overall competitive pay levels, creates proper incentives to enhance shareholder value, rewards superior performance, and is justified by the returns available to shareholders.

Remuneration

Non-employee directors are entitled to receive $5,000 per month and receive a grant of an option to acquire 50,000 shares of common stock for each completed year of service on the board. We also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the shareholders.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 10.  Executive Compensation

The following table sets forth the compensation paid in each of the past three fiscal years to all individuals serving as our chief executive officer during the year ended September 30, 2006, as well as our three most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the year ended September 30, 2006, whose total annual salary and bonus for the year then ended exceeded $100,000 (the "Named Executive Officers").

                                                   Summary Compensation Table

                                                            Annual Compensation                  Long Term
                                                                                               Compensation
                                                                                                  Awards

                                                                                                 Securities
                                                                                                Underlying       All other
                 Name and                   Fiscal                            Other Annual      Options/SARs   compensation ($)
            Principal Position               Year   Salary ($)  Bonus ($)    Compensation ($)        (#)
--------------------------------------------------------------------------------------------- --------------- -----------------
David G. Derrick, Chief Executive Officer    2004    $120,000   $      0     $     53,910        845,628/0      $     0
   Chairman of the Board of Directors (1)    2005    $240,000   $300,000(6)  $          0              0/0      $     0
                                             2006    $240,000   $321,428(6)  $          0              0/0      $     0

James J. Dalton                              2004    $120,000   $      0     $          0              0/0      $     0
   President and Vice Chairman (2)           2005    $240,000   $300,000(6)  $          0              0/0      $     0
                                             2006    $240,000   $321,428(6)  $          0              0/0      $     0

Randy Olshen                                 2006    $149,000   $ 50,000     $          0              0/0      $60,000(6)
    President of SecureAlert, Inc. (3)

Bryan Dalton                                 2006    $ 78,000   $ 50,000     $          0              0/0      $60,000(6)
     Vice President of Sales (4)

Michael G. Acton                             2004    $100,000   $ 25,000     $      4,192              0/0      $     0
     Chief Financial Officer (5)             2005    $100,000   $ 25,000     $          0              0/0      $35,000(6)
                                             2006    $100,000   $ 45,357     $          0              0/0      $60,000

         (1) Mr. Derrick became Chief Executive Officer in February 2001. Amounts reported in the table do not include amounts recorded by the Company under applicable accounting principles for non-cash compensation paid to ADP Management, a company controlled by Mr. Derrick, in connection with financing transactions that were entered into by the Company and ADP Management during the years 2004, 2005 or 2006. Salary was accrued and included in amounts owed to ADP Management under various financing agreements. Mr. Derrick is the principal owner and control person of ADP Management. See "Certain Relationships and Related Party Transactions."

         (2)  During 2004, 2005 and 2006, Mr. Dalton was paid $120,000, $240,000 and $240,000 a year under a consulting agreement. Mr. Dalton's annual salary as President is $240,000. The consulting fees and salary owed to Dalton have historically been accrued as part of the ADP Management financing arrangements. Other amounts have been paid or accrued during 2006. See "Certain Relationships and Related Transactions."

         (3) Mr. Olshen became President of SecureAlert during the 2006 fiscal year.

         (4) Mr. Bryan Dalton became Vice-President of Sales during the 2006 fiscal year.

         (5)  Mr. Acton has served as an executive officer since March 2001.

         (6)  These payments were made by issuing restricted common stock.

Employment Agreements

We have no employment agreements with any executive officers at this time.

Stock Option Grants in Fiscal Year 2006

During fiscal year 2006, the Company granted 750,000 warrants to each Mr. Derrick and Mr. Dalton with an exercise price ranging of $0.54 to $0.56 per share. All of these warrants are five-year warrants and expire in 2011. In addition, 1,250,000 options at $0.54 per share vested during the fiscal year ended September 30, 2006 to Mr. Derrick and Mr. Dalton respectively.

Stock Options Outstanding and Options Exercised in Fiscal Year 2005

The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers, as of September 30, 2006. We have not granted any stock appreciation rights ("SAR's").


                              Aggregated Option Exercises in Last Fiscal Year
                                     and Fiscal Year-End Option Values

                                                            Number of Securities
                                                                Underlying           Value of Unexercised
                                                             Unexercised Options    In-the-Money Options/
                          Shares                                At 9/30/2006        SARs At 9/30/2006 ($)
                        Acquired on     Valued Realized         Exercisable/            Exercisable/
   Name                 Exercise (#)         ($)               Unexercisable           Unexercisable (1)
--------------------    ------------    ----------------     -------------------    ---------------------
David G. Derrick (2)          -                -                  4,886,155/0              $6,954,925/$0
James J. Dalton (2)           -                -                  4,886,155/0              $6,954,925/$0
Randy Olshen (3)              -                -               25,000/975,000         $34,570/$1,355,250
Bryan Dalton (4)              -                -               25,000/975,000         $34,570/$1,355,250
Michael G. Acton (5)          -                -              200,000/500,000          $274,000/$695,000

(1) Value is based on the fair market value of our common stock on September 30, 2006 in the amount of $1.99 per share.

(2) Mr. Derrick and Mr. Dalton hold 3,250,000 options with exercise prices ranging from $0.54 to $0.60 per share respectively. In addition, 1,636,155 options ranging from $0.54 to $0.75 per share issued to ADP Management are included in both Mr. Derrick and Mr. Dalton's options in the table above. "Certain Relationships and Related Transactions."

(3)      The exercise price of these options are $0.60 per share.

(4)      The exercise price of these options are $0.60 per share.

(5) The exercise prices of these options range from $0.54 to $0.70 per share.

Stock Plans

The 2006 RemoteMDx, Inc. Stock Incentive Plan

On July 10, 2006, the Board of Directors approved the 2006 RemoteMDx, Inc Stock Incentive Plan ("2006 Plan"). The shareholders approved this plan on July 10, 2006. Under the 2006 Plan, the Company may issue stock options, stock appreciation right, restricted stock awards and other incentives to our employees, officers and directors. The 2004 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan. No grants have been made under this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item 11 sets forth information known to us with respect to the beneficial ownership of our common stock as of December 10, 2006. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options, warrants, or convertible securities held by that person that are currently exercisable or will become exercisable within 60 days after December 10, 2006, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth information for any person (including any "group") who is known to us to be the beneficial owner of more than 5% of our common stock.

  Title of Class     Name and Address of Beneficial Owner (1)    Amount Owned   Percent of Class
      Common                  VATAS Holdings GmbH(2)              11,785,717         14.39%

      Common                   David G. Derrick (3)               11,520,076         14.09%
      Common                     James Dalton (4)                 11,291,365         13.81%
                                 J. Lee Barton (5)
                                196 No. Forest Ave.
      Common                    Hartwell, GA 30643                7,282,961          8.99%
      Common                  ADP Management Corp.(6)             6,259,691          7.68%
__________________

         (1) Unless otherwise indicated, the business address of the shareholder is the address of the Company, 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

         (2) Includes 3,000,000 shares of common stock, 1,785,717 are issuable upon conversion of Series C preferred stock, and 7,000,000 shares issuable upon exercise of warrants.

         (3) Includes shares owned of record as follows: 3,278,527 shares held of record by ADP Management, 1,716,270 shares owned of record by Mr. Derrick, 1,345,009 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, 294,115 shares issuable upon conversion of Series B preferred stock owned of record by Mr. Derrick, 1,636,155 shares issuable upon exercise of stock options held by ADP Management, and 3,250,000 shares issuable upon exercise of stock options held by Mr. Derrick. Mr. Derrick is the secretary and treasurer of ADP Management.

         (4) Includes shares owned of record as follows: 3,278,527 shares held of record by ADP Management (by agreement with Mr. Derrick, Mr. Dalton shares control and beneficial ownership of the shares owned of record by ADP Management), 1,486,725 shares owned of record by Mr. Dalton, 294,949 shares issuable upon conversion of Series A preferred stock owned of record by Mr. Dalton, 1,345,009 shares issuable upon conversion of Series A preferred stock owned of record by ADP Management, 1,636,155 shares issuable upon exercise of stock options held by ADP Management, and 3,250,000 shares issuable upon exercise of stock options held by Mr. Dalton.

         (5) Includes 2,621,347 shares owned directly by Mr. Barton, 3,768,757 shares owned of record by Lintel, Inc., an entity owned and controlled by Mr. Barton, and 892,857 shares issuable upon conversion of 297,619 shares of Series C preferred stock owned of record by Lintel, Inc.

         (6) Includes 3,278,527 shares owned of record, 1,345,009 shares issuable upon conversion of Series A preferred stock, and 1,636,155 shares issuable upon exercise of stock options held by ADP Management.

Security Ownership of Management

We have three classes of voting equity securities, the common stock, Series B preferred stock and the Series C preferred stock. In addition, we have a class of nonvoting Series A preferred stock that is convertible into common stock. The following table sets forth information as of September 30, 2006, as to the voting securities beneficially owned by all directors and nominees named therein, each of the named executive officers, and directors and executive officers as a group.

                            Name and                                 Percent of
 Title of Class   Address of Beneficial Owner(9)     Amount Owned       Class

   Common         David G. Derrick (1)                10,175,067         12.65%
                  James Dalton (2)                     9,651,407         12.04%
                  Michael G. Acton (4)                 1,070,507          1.34%
                  Peter McCall (5)                       720,000            *
                  Robert Childers (6)                    725,514            *

                  Larry Schafran (7)                       1,200            *
                  Randy Olshen (8)                     1,000,000          1.25%

                  David Hanlon                                 0            *
                  Officers and Directors as a
                      Group (6 persons) (9)           22,342,495         21.43%
-----------------

         (1) Derrick's beneficial ownership of these shares is summarized in note (2) above.

         (2) Dalton's beneficial ownership of these shares is summarized in note (3) above.

         (3)  ADP's beneficial ownership of these shares is summarized in note
              (5) above.

         (4) Mr. Acton is the Chief Financial Officer of the Company. Includes 700,000 shares issuable under options granted to Mr. Acton, and 370,507 shares owned of record by Mr. Acton.

         (5) Mr. McCall is a director. Includes 720,000 shares issuable upon exercise of stock options held by Mr. McCall.

         (6) Mr. Childers is a director. Includes (a) 305,514 shares of common stock owned of record by the Robert E. Childers Living Trust, (b) 420,000 shares issuable upon exercise of stock options held by Mr. Childers.

         (7) Mr. Schafran is a director. Includes 1,200 shares held in Mr. Schafran's retirement account.

         (8) Mr. Olshen is the President of SecureAlert, Inc. Includes 1,000,000 shares issuable under options granted to Mr. Olshen.

         (9)  Duplicate entries eliminated.

Unless otherwise indicated, the business address of the shareholder is the address of the Company, 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

                  *Less than 1% ownership percentage.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of the September 30, 2006, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

         o    All compensation plans previously approved by security holders;
              and

         o All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

                             Number of securities to     Weighted average
                             be issued upon exercise    exercise price of        Number of securities
                             of outstanding options,   outstanding options,     remaining available for
      Plan category             warrants and rights     warrants and rights         future issuance
Equity compensation plans
approved by security
holders                              10,000,000                $0.00                   10,000,000

Item 12. Certain Relationships and Related Transactions and Director
Independence

The following discussion summarizes transactions between the Company and related parties.

ADP Management Line of Credit Arrangement

As of September 30, 2006, the Company owed $44,549 to ADP Management, an entity owned and controlled by two of the Company's officers and directors, under a line-of-credit agreement. Outstanding amounts on the line of credit accrue at 5% and are due on July 31, 2007. During the year ended September 30, 2006, the line of credit increased $662,282 due to a monthly management fee, including Mr. Derrick and Mr. Dalton's salary, owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company. The Company made cash repayments during the year of $635,348.

As of the date of this Report, the Company's common stock traded on the OTC Bulletin Board (the "Bulletin Board"). The Bulletin Board does not impose on the Company standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. Nevertheless, the Company has undertaken to appoint four individuals to its Board of Directors, Messrs. Schafran, McCall, Childers and Hanlon, who are independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, neither Mr. Schafran, Mr. Hanlon, Mr. Childers or Mr. McCall

         - have been any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company;

         - have accepted or has a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

         (i)  compensation for board or board committee service;

         - is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

         - is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more:

         - is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

         - is, or has a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

The Company has the following committees comprised of the following directors:

         Audit Committee:
                  Independent Directors: Mr. Schafran and Mr. McCall Non-Independent Directors: Mr. Derrick

         Compensation Committee
                  Independent Directors: Mr. Childers and Mr. McCall Non-Independent Directors: Mr. Derrick

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

      3.01(2) Articles of Amendment dated July 31, 2001to Articles of Incorporation, and changing name of Company to RemoteMDx, Inc.

      3.01(3) Certificate of Amendment to Designation of Rights and Preferences dated June 15, 2001, adopting Amended and Restated Designation of Rights and Preferences of Series A 10% Convertible Non-Voting Preferred Stock.

      3.01(4) Articles of Amendment dated July 31, 2001 to Articles of Incorporation adopting Designation of Rights and Preferences of Series B Convertible Preferred Stock.

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

      3.01(6) Certificate of Amendment dated December 16, 2003 to Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc., increasing number of shares of Series A Preferred to 40,000.

      3.01(7) Articles of Amendment to the Articles of Incorporation of the Company dated October 3, 2005, increasing number of shares of Common Stock to 100,000,000.

      3.02 Bylaws of the Company adopted August 28, 1995 (incorporated by reference to Exhibit 3 to our Registration Statement on Form 10-SB, filed October 1, 1997)

      10.01 Form of Senior Secured Convertible Promissory Note in aggregate principal amount of $500,000 dated December 27, 2005.

      10.02 1997 Stock Incentive Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

      10.03 2004 RemoteMDx Stock Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on May 19,
                  2004).

      10.04 Agreement for cellular service with AT&T dated October 14, 2004.

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

      31.1        Certification of President and Chief Executive Officer under
                  Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

      31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

      32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith).

Item 14.  Principal Accountant Fees and Services

For the years ended September 30, 2006 and 2005, Hansen, Barnett and Maxwell
(HBM) provided audit services for the Company.

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of the Company, and other services related to SEC filings and registration statements filed by the Company and its subsidiaries and other pertinent matters. Audit fees paid to HBM for fiscal years 2006 and 2005 totaled approximately $94,000 and $50,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

HBM has not provided any consulting services to the Company in fiscal years 2006 and 2005, including tax consultation and related services, nor did HBM perform any financial information systems design and implementation services for the Company in either period.

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

                                   RemoteMDx, Inc.


                                   By: /s/ David G. Derrick
                                       -----------------------------------------
                                       David G. Derrick, Chief Executive Officer

         Dated: December 19, 2006 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date


/s/ David G. Derrick    Director, Chairman, and               December 19, 2006
----------------------  Chief Executive Officer
David G. Derrick        (principal executive officer)



/s/ James Dalton        Director, Vice Chairman,              December 19, 2006
----------------------  President
James Dalton


/s/ Peter McCall        Director                              December 19, 2006
----------------------
Peter McCall


/s/ Robert E. Childers  Director                              December 19, 2006
----------------------
Robert E. Childers


/s/ Larry G. Schafran   Director                               December 19,2006
----------------------
Larry G. Schafran


/s/ David P. Hanlon     Director                               December 19, 2006
----------------------
David P. Hanlon


/s/ Michael G. Acton    Chief Financial Officer                December 19, 2006
----------------------  (principal financial officer)
Michael G. Acton