Form 10QSB
period 2006-12-31
REMOTE MDX INC
filed 2007-02-14
CIK 1045942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2006

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

                                 (801) 451-6141
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On February 6, 2007, the issuer had a total of 91,129,931 shares of common stock issued and outstanding. The issuer also had a total of 9,375 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 3,468,754 shares, 12,999 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 134,472 shares of common stock, and 5,643,711 shares of Series C Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 16,931,133 shares of common stock

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                          Page
                                                                           No.
                                                                          ----

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheet as of
                  December 31, 2006 (Unaudited)                             3

               Condensed Consolidated Statements of Operations
                  for the three months ended December 31, 2006
                  and 2005 (Unaudited)                                      4

               Condensed Consolidated Statements of Cash Flows
                  for the three months ended December 31, 2006
                  and 2005 (Unaudited)                                      5

               Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                    7

      Item 2.  Management's Discussion and Analysis or
                Plan of Operation                                          15

      Item 3.  Controls and Procedures                                     21


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                           22

      Item 2.  Unregistered Sales of Equity Securities and
               Use of Proceeds                                             22

      Item 6.  Exhibits and Reports on Form 8-K                            23

      Signatures                                                           26

      Certifications

                          PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        REMOTEMDX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                  December 31,
                                                                      2006
                                                                ----------------
Assets
Current assets:
     Cash                                                       $     5,175,593
     Accounts receivable, net of allowance for
        doubtful accounts of $22,000                                    863,032
     Inventories (note 2)                                               154,670
     Subscription receivable                                          1,580,464
     Prepaid expenses                                                   408,487
                                                                ----------------
          Total current assets                                        8,182,246
     Property and equipment, net of accumulated
        depreciation and amortization  of $725,767
        (note 3)                                                      1,325,264
     Monitoring equipment, net of accumulated
        amortization of $474,604 (note 4)                             8,833,922
     Other assets                                                        48,778
                                                                ----------------

         Total assets                                           $    18,390,210
                                                                ================

Liabilities and Stockholders'  Equity
Current liabilities:
   Bank line of credit (note 5)                                 $     3,870,315
   Accounts payable                                                   5,283,048
   Accrued liabilities (note 6)                                       1,759,872
   Dividends payable                                                     91,542
   Deferred revenue                                                       3,498
   Related party line of credit                                          66,349
   Notes payable (note 7)                                               169,676
                                                                ----------------
     Total current liabilities                                       11,244,300

         Total liabilities                                           11,244,300

SecureAlert Series A Preferred Stock                                  3,590,000
Stockholders' equity:
     Preferred stock:
       Series A; 10% dividend, convertible,
        non-voting; $0.0001 par value; 40,000
        shares designated; 9,375 shares
        outstanding (aggregate liquidation
        preference of $24,938)                                                1
       Series B; convertible; $0.0001 par value;
        2,000,000 shares designated; 12,999 shares
        outstanding (aggregate liquidation
        preference of $38,997)                                                1
       Series C; convertible, $0.0001 par value;
        7,357,144 shares designated; 5,643,711
        shares outstanding (aggregate liquidation
        preference of $9,481,434)                                           564
     Common stock; $0.0001 par value; 175,000,000
        shares authorized, 89,571,928 shares
        outstanding                                                       8,957
Additional paid-in capital                                          120,642,599
Deferred compensation                                                (2,443,768)
Accumulated deficit                                                (114,652,444)
                                                                ----------------
         Total stockholders' equity                                   3,555,910
                                                                ----------------

         Total liabilities and stockholders' equity             $    18,390,210
                                                                ================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                           December 31,
                                                       2006             2005
                                                  --------------   -------------

Net sales                                         $      988,237   $    219,493

Cost of goods sold                                     2,205,393        107,143
                                                  --------------   -------------
      Gross profit                                    (1,217,156)       112,350

Operating expenses
       Research and development expenses               1,219,659        729,933
       Selling, general and administrative
         expenses (including $1,660,636 and
         $451,820 of compensation expense paid
         in stock or stock option/warrants,
         respectively.)                                5,196,926       1,743,612
                                                  --------------   -------------
              Loss from operations                    (7,633,741)    (2,361,195)
Other income (expense):
       Derivative valuation loss                               -       (490,901)
       Gain on revalued registration rights               52,500              -
       Other income                                          356          2,000
       Interest income                                    51,521          1,253
       Interest expense                                 (284,285)      (596,910)
                                                  --------------   -------------
              Loss before income taxes                (7,813,649)    (3,445,753)
Income tax benefit                                             -              -
                                                  --------------   -------------
              Net loss                                (7,813,649)    (3,445,753)
Dividends on Series A and C preferred stock             (237,856)      (124,461)
                                                  --------------   -------------

Net loss attributable to common shareholders      $   (8,051,505)  $ (3,570,214)
                                                  ==============   =============
Net loss per common share - basic and diluted     $        (0.10)  $      (0.08)
                                                  ==============   =============
Weighted average common shares outstanding -
  basic and diluted                                   83,018,000      47,166,000
                                                  ==============   =============


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                       2006             2005
                                                  --------------   -------------

Cash flows from operating activities:

  Net loss                                        $   (7,813,649)  $ (3,445,753)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                    471,676         16,427
        Derivative liability valuation                         -        490,901
        Common stock issued for penalties and
          services                                       557,550         27,000
        Common stock issued for interest                       -         63,366
        Amortization of deferred financing and
          consulting costs                               205,320        562,937
        Gain on registration rights liability            (52,500)             -
        Accretion of interest expense related
          to redeemable common stock and debt                  -        154,584
        Amortization of debt discount                          -        139,252
        Stock options vested during the period
          and/or issued for services                     982,567              -
        Increase in related party line of
          credit for services                            150,639        175,562
        Changes in operating assets and
          liabilities:
          Increase in restricted cash                          -         (1,461)
             Accounts receivable, net                   (633,604)         3,158
             Interest receivable                          15,604              -
             Inventories                                (115,394)         8,407
             Prepaid expenses                          2,095,248         (4,164)
             Accounts payable                          3,586,883        139,176
             Accrued liabilities                       1,116,701       (191,517)
             Deferred revenue                            (14,319)           218
                                                  --------------   -------------
                 Net cash provided by (used in)
                 operating activities                    552,722     (1,861,907)
                                                  --------------   -------------

Cash flows used in investing activities:
      Purchase of property, equipment and
        monitoring equipment                          (7,148,146)       (17,369)
                                                  --------------   -------------
                 Net cash used in
                 investing activities                 (7,148,146)       (17,369)
                                                  --------------   -------------

Cash flows from financing activities:
      Payment of accrued SecureAlert Series A
        Preferred Stock dividend                         (20,877)             -
      Payments under related-party line of credit       (128,839)      (192,314)
      Payments on bank line of credit                    (26,796)          (423)
      Decrease in subscription receivable                      -        504,900
      Proceeds from issuance of common stock           6,000,000        700,000
      Proceeds from the issuance of subsidiary
        stock                                                  -        600,000
      Proceeds from the exercise of warrants              75,000              -
      Proceeds from issuance of notes payable
        and convertible debentures                             -      1,075,000
      Payments on notes payable                                -        (10,955)
                                                  --------------   -------------
                 Net cash provided by
                 financing activities                  5,898,488      2,676,208
                                                  --------------   -------------
Net increase (decrease) in cash                         (696,936)       796,932

Cash, beginning of period                              5,872,529        416,036
                                                  --------------   -------------
Cash, end of period                               $    5,175,593   $  1,212,968
                                                  ==============   =============


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                       2006             2005
                                                  --------------   -------------

Cash paid for interest and taxes:
    Cash paid for income taxes                    $            -   $          -
    Cash paid for interest                               196,834         43,400

Supplemental schedule of non-cash investing
 and financing activities:
      Issuance of shares of common stock in
        exchange for shares of Series A
        preferred stock                                        1              1
    Issuance of Preferred Series A and C
        for stock dividends                              237,856        124,461
    Exercise of options for receivable                 1,580,464              -
    SecureAlert Series A dividends                        91,542              -
    Common stock issued for deferred financing
        costs                                                  -        721,050
    Issuance of shares of common stock in
        exchange for shares of Series B
        preferred stock                                        4              -
    Penalty shares issued for accrued liability          291,000              -






                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        REMOTEMDX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)     BASIS OF PRESENTATION
        ---------------------

The accompanying condensed consolidated financial statements of RemoteMDx, Inc. and subsidiaries (the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2006. The results of operations for the three months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

Going Concern

The Company has a history of recurring net losses, negative cash flows from operating activities, a working capital deficit, and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.

Management's plans with respect to this uncertainty include raising additional capital from the sale of equity securities and expanding its market for its tracking products. There can be no assurance that revenues will increase rapidly enough to payback operating losses and payback debts. Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Principles of Consolidation

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its  wholly-owned  subsidiaries.   All  significant  inter-company
transactions have been eliminated in consolidation.

Stock-Based Compensation

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123").

For  the  three  months  ended  December  31,  2006,   the  Company   calculated
compensation expense of $747,452 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 150,000 stock options to employees during the three months ended December 31, 2006. No stock options were issued to employees during the three months ended December 31, 2005. The weighted average fair value of stock options at the date of grant during the three months ended December 31, 2006, was $0.69. During the three months ended December 31, 2006, 890,000 options issued in prior periods vested resulting in $496,033 of compensation expense.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company's anticipated cash dividend over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the three months ended December 31, 2006:

                                                     December 31, 2006
                                                     -----------------

         Risk free interest rate                              4.69%
         Expected life                                        5 Years
         Dividend yield                                       n/a
         Volatility                                           145%

No options were granted to employees during the three months ended December 31, 2005.

A summary of stock option activity for the three months ended December 31, 2006, is presented below:

                                                    Weighted
                                   Weighted          Average
                       Shares       Average         Remaining        Aggregate
                        Under      Exercise        Contractual       Intrinsic
                       Option        Price            Life             Value
                     -----------------------------------------------------------

Outstanding at
  September 30,
  2006                3,607,500     $ 0.63
    Granted             150,000       1.85
    Exercised          (225,000)      0.58
    Forfeited                 -          -
    Expired                   -          -
                      ----------------------------------------------------------

Outstanding at
  December 31, 2006   3,532,500     $ 0.69       4.12 Years        3,261,475
                      =========

Exercisable at
  December 31, 2006   1,327,500     $ 1.22       4.11 Years        1,094,325
                      =========

A summary of the status of the Company's non-vested stock options as of and for the three months ended December 31, 2006, is presented below:

                                                                Weighted
                                                                 Average
                                              Non-Vested       Grant Date
                                                Options        Fair Value
                                           ----------------------------------

Non-vested at September 30, 2006                  3,095,001           $ 0.56
         Granted                                          -                -
         Vested                                    (890,000)            0.56
         Forfeited                                        -                -
                                           ----------------------------------

Non-vested at December 31, 2006                   2,205,001           $ 0.56
                                           =================

As of December 31, 2006, there was approximately $1,225,545 of unrecognized compensation cost related to stock options that will be recognized over approximately the next two years.

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for three months ended December 31, 2005, as indicated below:

                                                                December 31,
                                                                    2005
                                                              ----------------

               Net loss applicable to common
                 shareholders - as reported                    $  (3,570,214)

               Add:  intrinsic value of employee stock based
               compensation                                                -
               Deduct:  total stock based employee
               compensation expense determined under fair
               value based method for all awards, net of
               related tax effects                                         -
                                                              ----------------

               Net loss - pro forma                            $  (3,570,214)
                                                              ----------------

               Basic and diluted loss per share - as reported  $      ( 0.08)
                                                              ----------------

               Basic and diluted loss per share - pro forma    $      ( 0.08)
                                                              ----------------
Impairment of Long-Lived Assets

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of December 31, 2006 and 2005, there were approximately 46,882,148 and 22,840,255 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common share equivalents outstanding at December 31, 2006, consisted of 3,468,754 shares of common stock underlying Series A Preferred Stock, 134,472 shares of common stock underlying Series B Preferred Stock, 16,931,133 shares of common stock underlying Series C Preferred Stock, and 26,347,789 shares underlying options and warrants. Of the 26,347,789 shares underlying options and warrants, 23,658,043 shares underlie options and warrants which have vested and 2,689,746 shares underlie options and warrants which have not yet vested.

Revenue Recognition

The Company derives its revenue primarily from the sale and monitoring of offender tracking device systems and reagent stains.

The sale of offender tracking device systems may include the tracking device, such as the TrackerPal device, and/or the related monitoring service. If the sale includes the device only, revenue from the sale is recognized immediately. Revenue from the monitoring service contracts is recognized monthly as earned in accordance with the monitoring service contract. The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

(2)     INVENTORIES
        -----------

Substantially all items included in inventory are finished goods and consisted of the following as of December 31, 2006:

          Offender tracking devices and accessories                $    114,072
          Reagent stains,  net of reserve for  obsolescence
          of $65,204                                                     40,598
                                                                   -------------
                   Total                                           $    154,670
                                                                   =============

(3)     PROPERTY AND EQUIPMENT
        ----------------------

Property and equipment at December 31, 2006, was as follows:

         Property and equipment                                    $  2,051,031
         Less:  accumulated depreciation                               (725,767)
                                                                   -------------

                  Total                                            $  1,325,264
                                                                   =============

During the three months ended December 31, 2006, the Company purchased $81,420 of tooling and computer equipment.

(4)     MONITORING EQUIPMENT
        --------------------

Monitoring equipment at December 31, 2006, was as follows:

         Monitoring equipment                                      $  9,308,526
         Less:  accumulated depreciation                               (474,604)
                                                                   -------------
                  Total                                            $  8,833,922
                                                                   =============

The Company began leasing leasing monitoring equipment to agencies for offender tracking in April 2006 under the terms of operating leases. As of December 31, 2006, the Company had deployed 15,027 TrackerPAL devices. The Company is in the process of training and assisting agencies in activating these TrackerPAL devices. Once activated the Company will begin to monitor the equipment and recognize revenue. The monitoring equipment is depreciated on the straight-line method over the estimated useful lives of the related assets of three years. This cost is included in cost of goods sold.

(5)     BANK LINE OF CREDIT
        -------------------

As of December 31, 2006, the Company's outstanding balance under a line of credit with Citizen National Bank was $3,870,315. The interest rate is 8% and the line of credit matures on June 30, 2008. The line of credit is secured by letters of credit for a total of $4 million and SecureAlert's assets excluding TrackerPAL products. This note can be expanded up to $10 million under certain terms and conditions. The letters of credit were provided as collateral by four entities. The entities received a total of 400,000 shares of the Company's common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit in the year ended September 30, 2006.

In addition, the Company will pay 11% annual interest rate, paid monthly, on the line of credit to the entities who provided and arranged for the letters of credit.

(6)     ACCRUED LIABILITIES
        -------------------

Accrued liabilities consisted of the following at December 31, 2006:

         Accrued tooling                                           $    116,000
         Accrued interest                                                71,260
         Accrued bonuses and director fees                               70,000
         Accrued payroll and employee benefits                          258,912
         Accrued commissions                                              4,500
         Accrued property taxes                                          12,000
         Accrued cellular costs                                         243,200
         Accrued legal expenses                                          50,000
         Accrued lawsuit settlement liability                           600,000
         Accrued engineering costs                                       85,000
         Registration rights liability                                  238,500
         Other accrued expenses                                          10,500
                                                                   -------------
                  Total                                            $  1,759,872
                                                                   =============

On November 9, 2006, the Company sold 3,000,000 shares of common stock at a purchase price of $2.00 per share for aggregate proceeds of $6,000,000. The Company also issued warrants to purchase up to an additional 7,000,000 shares of the Company's common stock. In connection with the sale of the Shares and the Warrants, the Company granted registration rights to the purchaser. The Company agreed to use its best efforts to have the registration statement declared effective within 30 days of filing the registration statement. The Company has currently incurred an aggregate penalty of 300,000 shares of commons stock because the registration statement was not filed within 30 days. The Company will continue to incur additional penalties for each successive 30 day period a registration statement is not filed with no limit to the amount of penalty. As of December 31, 2006, the Company has recorded a registration rights liability of $238,500 to value the 150,000 penalty shares still due to purchaser at the $1.59 closing market price due to the fact that it is probable that the penalty will be incurred.

(7)     NOTES PAYABLE
        -------------

As of December 31, 2006, the Company had unsecured notes payable to former SecureAlert Shareholders of $169,676, with interest at 5%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.


(8)     RELATED-PARTY LINE OF CREDIT AND NOTE
        -------------------------------------

As of December 31, 2006, the Company owed to ADP Management, an entity owned and controlled by two of the Company's officers and directors, $66,349 under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 5.0% and are due on July 31, 2007. During the three months ended December 31, 2006, the net increase in the related party line of credit was $21,800. The net increase consisted of net cash repayments during the three months ended December 31, 2006, of $128,839 and net increases of $150,639 related to a monthly management fee owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company. Mr. Derrick's and Mr. Dalton's respective salaries are paid to ADP Management which in turn pays Messrs. Derrick and Dalton. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

(9)     PREFERRED STOCK
        ---------------

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the three months ended December 31, 2006, a total of 8,357 shares of Series A Preferred Stock were converted into 3,092,315 shares of common stock. This included 170 shares of Series A Preferred Stock issued in satisfaction of accrued Series A Preferred dividends valued at $34,096. As of December 31, 2006, there were 9,375 shares of Series A Preferred Stock outstanding, which represents 3,468,754 common stock equivalents at a conversion rate of 370 for 1. Subsequent to December 31, 2006, and as of the date of this Report, no additional shares of Series A Preferred Stock had been converted into shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2006 and 2005, the Company recorded $50,440 and $124,461, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through December 31, 2006, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

Series B Convertible Preferred Stock

During the three months ended December 31, 2006, a total of 40,333 shares of Series B Convertible Preferred Stock were converted into 351,824 shares of common stock. As of December 31, 2006, there were 12,999 shares of Series B Preferred Stock outstanding convertible into approximately 134,472 common shares. Subsequent to December 31, 2006, and as of the date of this Report, no additional shares of Series B Convertible Preferred Stock had been converted into shares of common stock.

Series C Convertible Preferred Stock

As of December 31, 2006, no shares of Series C Convertible Preferred Stock were converted into shares of common stock. The holders of the Series C Convertible Preferred Stock are entitled to dividends at the rate of 8 percent per year on the stated value of the Series C Convertible Preferred Stock, payable in cash or in additional shares of Series C Convertible Preferred Stock at the discretion of the board of directors. During the three months ended December 31, 2006 and 2005, the Company recorded $187,416 and $0, respectively, in dividends on Series C Convertible Preferred Stock. As of December 31, 2006, there were 5,643,711 shares of Series C Convertible Preferred Stock outstanding convertible into approximately 16,931,133 common shares. Subsequent to December 31, 2006, 466,001 shares of Series C Convertible Preferred Stock were converted into 1,398,003 shares of common stock.

SecureAlert, Inc., Preferred Shares

As of December 31, 2006, there were 3,590,000 shares of SecureAlert Series A Preferred Stock outstanding. The holders of shares of Series A Preferred Stock are entitled to receive quarterly dividends out of any of SecureAlert's assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.50 per day times the number of SecureAlert's parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385 per share of Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all SecureAlert Series A Preferred Stock may be converted at the holder's option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc. During the three months ended December 31, 2006, no shares of SecureAlert Series A Preferred Stock had been converted into shares of SecureAlert common stock.

(10)    COMMON STOCK
        ------------

During the three months ended December 31, 2006, the Company issued 9,437,075 shares of common stock as follows:

         o 293,333 shares were issued for services performed for a value of $557,549.

         o 3,444,139 shares were issued from Series A and B Preferred Stock conversions.

         o    2,549,603 shares were issued from the exercise of warrants.

         o 150,000 shares, valued at $291,000, were issued from a penalty for filing a registration statement late.

         o    3,000,000 shares were issued for $6,000,000 in cash.

Common Stock Options and Warrants

As of December 31, 2006, 23,658,043 of the 26,347,789 outstanding options and warrants were vested with a weighted average exercise price of $1.02 per share. During the three months ended December 31, 2006, 7,300,000 options and warrants were issued with an exercise price range of $1.73 to $2.00 per share and vested immediately. During the three months ended December 31, 2006, various warrant holders exercised 2,549,602 warrants for cash proceeds of $75,000, and subscription receivables of $1,580,464. Subsequent to December 31, 2006, and through the date of this report, the subscription receivable of $1,580,464 was received by the Company.

(11)    SEGMENT INFORMATION
        -------------------

The Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The SecureAlert segment is engaged in the business of developing, distributing and monitoring offender tracking devices. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The following table reflects certain financial information relating to each reportable segment for three months ended December 31, 2006 and 2005:

                                                    Three Months Ended
                                                       December 31,
                                            ------------------ -----------------
                                                  2006               2005
                                            ------------------ -----------------
Sales to external customers:
     SecureAlert                              $       835,383   $        77,060

     Reagents                                         152,854           142,433

                                            ------------------ -----------------
                                              $       988,237   $       219,493

                                            ------------------ -----------------

Net (loss) income from operations  :
     SecureAlert                              $    (4,880,324)  $    (1,349,620)
     Reagents                                                            23,830
                                                      (66,722)
     Other (unallocated)                                             (2,119,963)
                                                   (2,866,603)
                                            ------------------ -----------------
                                              $    (7,813,649)  $    (3,445,753)
                                            ------------------ -----------------

Identifiable assets:
     SecureAlert                              $    11,594,297
     Reagents                                         199,193
     Other (unallocated)                            6,596,720
                                            ------------------
Total assets                                  $    18,390,210
                                            ==================

(12)    SUBSEQUENT EVENTS
        -----------------

Subsequent to December 31, 2006, the Company entered into the following transactions:

         1) The Board of Directors authorized Messrs. Derrick and Dalton to purchase 30% of Volu-Sol Reagents Corporation for $400,000. Subsequent of December 31, 2006, the Company received $250,000 towards the purchase. It is anticipated that the Company will receive the remaining $150,000 before March 31, 2007.
         2) Subsequent to December 31, 2006, 466,001 shares of Series C Convertible Preferred Stock were converted into 1,398,003 shares of common stock.
         3) The Company entered into a settlement agreement with plaintiffs Michael Sibbett and HGR Enterprises, resolving all claims asserted in litigation against the Company. Pursuant to the settlement agreement, effective February 1, 2007, in exchange for the dismissal of the litigation with prejudice, the Company agreed to pay $400,000 and issue 160,000 unregistered shares of the Company's common stock with piggyback registration rights. The Company anticipates that the action will be dismissed in early March 2007. The Company has accrued $600,000 for the settlement as of December 31, 2006.
         4) Subsequent to December 31, 2006, the Company received $1,580,464 of subscription receivables from the exercise of warrants.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. The Company disclaims any obligation or intention to update any forward-looking statement.

General
RemoteMDx, Inc. ("RemoteMDx" or the "Company") markets and sells patented wireless location technologies and related monitoring services, and develops, markets and sells personal security, senior supervision, and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center. These devices include a mobile emergency response device, MobilePAL(TM), which can locate persons in distress, no matter where they may be, and dispatch the closest emergency service to their location. The Company also has developed a tracking device, TrackerPAL, which is being used to monitor convicted offenders in the criminal justice system. The Company believes that its technologies and services will benefit the healthcare and penal system as they allow both care providers and law enforcement officials to respond immediately to a medical market event or criminal activity respectively. Our customers will be able to better monitor and manage their own chronic disease and medical conditions, giving peace of mind to them and their loved ones and care providers. Similarly, law enforcement officials will be able to monitor the location of offenders and parolees wearing the TrackerPAL product.

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

         o Monitoring Services - We sell and lease the TrackerPAL devices as part of a monitoring contract and collect a daily monitoring fee on each device.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the mobile personal emergency market, the parolee and probation market, and health monitoring industries.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2006, included in the Company's Annual Report on Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Inventory Reserves

The nature of the Company's business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. The Company records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence, or changes in the valuation of the inventory. In determining the adequacy of its reserves, the Company analyzes the following, among other things:

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

Revenue Recognition

The Company derives its revenue primarily from selling or leasing the TrackerPAL device and providing monitoring services in connection with the device. In addition, the Company receives revenue from the sell of medical diagnostic stains.

The sale of offender tracking device systems may include the tracking device, such as the TrackerPal device, and/or the related monitoring service. If the sale includes the device, revenue from the sale is recognized immediately. If the sale includes the monitoring service, revenue for the service is recognized ratably over the life of the monitoring service contract. Revenue from the monitoring service contract is recognized monthly as earned in accordance with the monitoring service contract. The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the three months ended December 31, 2006 and 2005, no impairment of long-lived assets was recorded.

Accounting for Stock-based Compensation

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

For  the  three  months  ended  December  31,  2006,   the  Company   calculated
compensation expense of $747,452 related to the vesting of previously granted stock options.

For options granted subsequent October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 150,000 stock options to employees during the three months ended December 31, 2006. No stock options were issued to employees during the three months ended December 31, 2005. The weighted average fair value of stock options at the date of grant during the three months ended December 31, 2006, was $0.69. During the three months ended December 31, 2006, 890,000 options issued in prior periods vested resulting in $496,033 of compensation expense.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company's anticipated cash dividend over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the three months ended December 31, 2006:

                                                     December 31, 2006
                                                     -----------------

         Risk free interest rate                              4.69%
         Expected life                                        5 Years
         Dividend yield                                       n/a
         Volatility                                           145%

No options were granted to employees during the three months ended December 31, 2005.

A summary of stock option activity for the three months ended December 31, 2006, is presented below:

                                                     Weighted
                                       Weighted       Average
                           Shares       Average      Remaining        Aggregate
                            Under      Exercise     Contractual       Intrinsic
                           Option        Price         Life             Value
                         -------------------------------------------------------

Outstanding at
  September 30, 2006     3,607,500       $ 0.63
    Granted                150,000         1.85
    Exercised             (225,000)        0.58
    Forfeited                    -            -
    Expired                      -            -
                         -------------------------------------------------------

Outstanding at
  December 31, 2006      3,532,500       $ 0.69       4.12 Years     3,261,475
                         ===========

Exercisable at
  December 31, 2006      1,327,500       $ 1.22       4.11 Years     1,094,325
                         ===========

A summary of the status of the Company's non-vested stock options as of and for the three months ended December, 2006, is presented below:

                                                                    Weighted
                                                                     Average
                                                Non-Vested          Grant Date
                                                  Options           Fair Value
                                           ----------------------------------

Non-vested at September 30, 2006                  3,095,001           $ 0.56
         Granted                                          -                -
         Vested                                    (890,000)            0.56
         Forfeited                                        -                -
                                           ----------------------------------

Non-vested at December 31, 2006                   2,205,001           $ 0.56
                                           =================

As of December 31, 2006, there was approximately $1,225,545 of unrecognized compensation cost related to stock options that will be recognized over approximately the next 2 years.

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for three months ended December 31, 2005, as indicated below:

                                                                   December 31,
                                                                      2005
                                                                ----------------
               Net loss applicable to common
                 shareholders - as reported                     $    (3,570,214)

               Add:  intrinsic value of employee stock based
               compensation                                                   -
               Deduct:  total stock based employee
               compensation expense determined under fair
               value based method for all awards, net of
               related tax effects                                            -
                                                                ----------------

               Net loss - pro forma                             $    (3,570,214)
                                                                ----------------

               Basic and diluted loss per share - as reported   $        ( 0.08)
                                                                ----------------

               Basic and diluted loss per share - pro forma     $        ( 0.08)
                                                                ----------------

Three months ended December 31, 2006, compared to three months ended December 31, 2005

         Net Sales

For the three months ended December 31, 2006, the Company had net sales of $988,237 compared to $219,493 for the three months ended December 31, 2005, an increase of $768,744. The increase in net sales resulted primarily from the sale and monitoring of offender tracking devices.

SecureAlert (PAL Services) had net sales of $835,383 during the three months ended December 31, 2006, compared to net sales of $77,060 for the three months ended December 31, 2005. These sales consisted of $813,521 from the sale and monitoring of offender tracking devices and $21,862 from mobile emergency and personal security systems. Security Investment, LLC, and the Oakland Police Department were significant customers of SecureAlert, accounting for 48% and 16% of SecureAlert sales during the period, respectively.

Reagents had revenues for the three months ended December 31, 2006, of $152,854, compared to $142,433 during the three months ended December 31, 2005. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific is a significant customer of Reagents, accounting for 29% of Reagents' sales during the period. No other Reagents customer accounted for 10% or more of its sales.

         Cost of Goods Sold

For the three months ended December 31, 2006, cost of goods sold was $2,205,393 compared to $107,143 during the three months ended December 31, 2005, an increase of $2,098,250. SecureAlert's cost of goods sold totaled $2,111,909 or 253% of SecureAlert's net sales during the three months ended December 31, 2006. The largest portion of the cost of goods sold for the three months ended December 31, 2006, is related to $894,847 in communication costs associated with the launch of the parolee product. The Company paid cellular costs on all SIMS embedded in 15,027 TrackerPAL units that were deployed as of December 31, 2006. Subsequent to December 31, 2006, the Company has negotiated with the cellular companies to be charged for SIMS in devices that are monitored. In addition, $412,438 was included in SecureAlert's cost of good sold for payroll to increase the monitoring center staff and $372,490 for the amortization of the TrackerPAL device. Reagents' cost of goods sold was $93,484 or 61% of Reagent's net sales during the three months ended December 31, 2006, compared to $72,645 or 51% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to a decrease in material and labor costs.

        Research and Development Expenses

During  the  three  months  ended  December  31,  2006 and  2005,  research  and development  expense was  $1,219,659 and $729,933,  respectively,  and consisted primarily of expenses associated with the development of SecureAlert's TrackerPAL device and related services.

         Selling, General and Administrative Expenses

During the three months ended December 31, 2006, selling, general and administrative expenses were $5,196,926 compared to $1,743,612 during the three months ended December 31, 2005. The increase of selling, general and administrative expenses are due primarily from the launch of the TrackerPAL product. The increase of $3,453,314 relates primarily to an increase in payroll and payroll taxes of $296,266; an increase in legal and professional fees of $333,568; an increase in outside services of $223,902; an increase in shipping costs of $161,116; an increase in travel of $101,595; an increase in other selling, general and administrative expenses of $552,354; an increase in compensation of $600,000 to settle the lawsuit between the Company and HGR Enterprises; and an increase in consulting costs of $1,184,513. Consulting expense increased due to expenses related to the issuance of common stock and options to employees and the board of directors of $1,031,318. In addition, 365,000 shares of common stock valued at $508,800 were issued to consultants for services rendered and a penalty for filing the registration statement late. The majority of other consulting expense for the three months ended December 31, 2006, is related to payments issued to consultants for public relations and branding services and to increase the Company's presence in the capital markets.

         Interest Income and Expense

During the three months ended December 31, 2006, interest expense totaled $284,285 compared to $596,910 paid in the three months ended December 31, 2005. This amount consists primarily of non-cash interest expense of approximately $84,801 related to unamortized financing costs associated with shares of common stock issued for prepaid interest. The decrease of $312,625 is due primarily from eliminating convertible debt with embedded derivatives that were on the books as of December 31, 2005.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the three months ended December 31, 2006, the Company financed its operations primarily from the issuance of common stock and exercise of warrants of the Company for net proceeds of $6,075,000.

As of December 31, 2006, the Company had unrestricted cash of $5,175,593 and a working capital deficit of $3,062,054, compared to unrestricted cash of $5,872,529 and a working capital deficit of $2,410,471 at September 30, 2006.

During the three months ended December 31, 2006, the Company's operating activities provided cash of $531,845, compared to $1,861,907 of cash used during the three months ended December 31, 2005. The increase cash was primarily a result an increase of accounts payable and accrued expenses.

The Company used cash of $7,148,146 for investing activities during the three months ended December 31, 2006.

The Company's financing activities during the three months ended December 31, 2006, provided cash of $5,919,365 compared to $2,676,208 during the three months ended December 31, 2005. During the three months ended December 31, 2006, the Company had net proceeds of $6,000,000 from the sale of equity securities and $75,000 from the exercise of warrants. Cash was decreased by $26,796 in payments to the bank line of credit, and $128,839 in net payments on the related party line of credit.

The Company incurred a net loss of $7,813,649 through the three months ended December 31, 2006. As of December 31, 2006, the Company had a net tangible stockholders' equity of $3,555,910 and an accumulated deficit of $114,652,444. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2006, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. The Company's plans with respect to this uncertainty, is to focus on sales of the TrackerPAL product. There can be no assurance that revenues will increase rapidly enough to payback operating losses and payback debts. Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Recent Developments

Subsequent to December 31, 2006, the Company entered into the following transactions:

         1) The Board of Directors authorized Messrs. Derrick and Dalton to purchase 30% of Volu-Sol Reagents Corporation for $400,000. Subsequent of December 31, 2006, the Company received $250,000 towards the purchase. It is anticipated that the Company will receive the remaining $150,000 before March 31, 2007.
         2) The Company entered into a settlement agreement with plaintiffs Michael Sibbett and HGR Enterprises, resolving all claims asserted in litigation against the Company. Pursuant to the settlement agreement, effective February 1, 2007, in exchange for the dismissal of the litigation with prejudice, the Company agreed to pay $400,000 and issue 160,000 unregistered shares of the Company's common stock with piggyback registration rights. The Company anticipates that the action will be dismissed in early March 2007.
         3) The Company entered into an agreement with Seguridad Satelital Vehicular S.A. de C.V. ("SSV"), a company organized and existing under the laws of Mexico to deploy 10,000 TrackerPAL units over a 16-month period. SSV will purchase the device and pay the Company $2 per day for each device under a licensing agreement. In order to have exclusivity in Mexico, SSV must have 10,000 units deployed at the end of 16 months; an additional 10,000 units deployed by the end of 28 months and another 10,000 (for a total of 30,000 units) deployed by the end of 40 months.
         4) Due to the ever increasing prevalence of digital cellular technology, many of the existing analog cellular communication towers upon which the MobilePAL device relies upon are being phased out. As a result, the Company will discontinue providing monitoring service for the MobilePAL device on February 28, 2007. However, the Company will continue providing monitoring service for all non-analog devices.

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

As required by Rule 13a-15(b) under the Exchange Act, the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In their evaluation, the Chief Executive Officer and Chief Financial Officer identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related to the failure to properly disclose equity and debt transactions. In addition, there have been deficiencies in our inventory control process. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-QSB. In addition, we have not created a "Disclosure Controls Committee" to monitor and follow up on our processes to assure disclosures are complete and accurate; however, we intend to have such a committee in place by October 1, 2007. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Based on the matter identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Audit Committee.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Michael Sibbet and HGR Enterprises v. RemoteMDx and SecureAlert, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 060915336. The Company and SecureAlert entered into a settlement agreement with the plaintiffs, Michael Sibbett and HGR Enterprises, resolving all claims asserted in the litigation. Pursuant to the settlement agreement, effective February 1, 2007, in exchange for the dismissal of the litigation with prejudice, the Company/SecureAlert agreed to pay $400,000 and issue 160,000 unregistered shares of the Company's common stock with piggyback registration rights. The Company anticipates that the action will be dismissed in early March 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds During the three months ended December 31, 2006, the Company issued 9,437,075 shares of common stock as follows:

         o 293,333 shares were issued for services performed for a value of $557,549.

         o 3,444,139 shares were issued from Series A and B Preferred Stock conversions.

         o    2,549,603 shares were issued from the exercise of warrants.

         o 150,000 shares, with a value of $291,000, were issued from a penalty for filing a registration statement late.

         o    3,000,000 shares were issued for $6,000,000 in cash.

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

      3.02           Bylaws   (incorporated   by  reference  to  the   Company's
                     Registration Statement on Form 10-SB, effective December 1,
                     1997)

      4.01 2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006)

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

      10.15          Amendments to SAE Agreement (previously filed)

      10.16          Agreement  with ADP  Management,  Derrick and Dalton (April
                     2003) (previously filed)

      10.17 Security Agreement between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).

      10.18 Promissory Note between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).

      10.19 Common Stock Puchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to the Company's current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

      10.20 Change in Terms Agreement between Citizen National Bank and the Company (previously filed in August 2006).

      10.21 Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed as an exhibit to the Company's Current Report on Form 8-K filed November 14, 2006, and incorporated herein by reference).

      10.22          Common Stock Purchase Warrant dated November 9, 2006.

      10.23 Settlement Agreement and Mutual Release between the Company and Michael Sibbett and HGR Enterprises, LLC, dated as of February 1, 2007.

      10.24 Distributor Sales, Service and License Agreement between the Company and Seguridad Satelital Vehicular S.A. de C.V., dated as of February 5, 2007.

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


                                          REMOTEMDX, INC.



Date: February 14, 2007                   By:      /s/ David G. Derrick
                                              ---------------------------------
                                                   David G. Derrick,
                                                   Chief Executive Officer




Date: February 14, 2007                   By:      /s/ Michael G. Acton
                                              ---------------------------------
                                                   Michael G. Acton,
                                                   Principal Accounting Officer