Form 10QSB
period 2007-03-31
REMOTE MDX INC
filed 2007-05-15
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 0-23153

REMOTEMDX, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0543981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 West Civic Center Drive
Suite 400
Sandy, Utah 84070
(Address of principal executive offices)

(801) 451-6141
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

On May 9, 2007, the issuer had a total of 113,930,656 shares of common stock issued and outstanding. The issuer also had a total of 4,467 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 1,652,690 shares, 12,999 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 134,472 shares of common stock, and 86,778 shares of Series C Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 260,334 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes ___  No   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the exchange Act)
___ Yes     X  No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REMOTEMDX, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
March 31, 2007
Assets
Current assets:
Cash	$4,859,282
Accounts receivable, net of allowance for doubtful accounts of $43,000	1,495,857
Inventories (note 2)	203,766
Interest receivable	6,767
Prepaid expenses	507,736
Total current assets	7,073,408

Property and equipment, net of accumulated depreciation and amortization of $844,904 (note 3)	1,550,963
Monitoring equipment, net of accumulated depreciation of $943,897 (note 4)	6,438,723
Other assets	49,259
Total assets	$15,112,353

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank line of credit	$3,797,650
Accounts payable	4,431,392
Accrued liabilities (note 6)	2,019,566
Dividends payable	91,512
Deferred revenue	3,001
Related party line of credit (note 8)	78,580
Notes payable (note 7)	169,676
Total current liabilities	10,591,377
Total liabilities	10,591,377

SecureAlert Series A Preferred Stock	3,590,000
Minority interest (note 9)	386,112

Stockholders’ deficit:
Preferred stock:
Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 40,000 shares designated; 8,620 shares outstanding (aggregate liquidation preference of $22,928)	1
Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 12,999 shares outstanding (aggregate liquidation preference of $38,997)	1
Series C; convertible; $0.0001 par value; 7,357,144 shares designated; 5,194,720 shares outstanding (aggregate liquidation preference of $8,727,130)	519
Common stock; $0.0001 par value; 175,000,000 shares authorized, 96,701,918 shares outstanding	9,670
Additional paid-in capital	124,490,656
Deferred compensation	(2,371,904)
Accumulated deficit	(121,584,079)
Total stockholders’ equity	544,864
Total liabilities and stockholders’ equity	$15,112,353

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Net sales	$1,649,931	$252,415	$2,638,168	$471,908
Cost of goods sold	2,145,872	119,318	4,351,265	226,461
Gross profit (loss)	(495,941)	133,097	(1,713,097)	245,447

Research and development expenses	1,934,392	424,239	3,154,051	1,154,172

Selling, general and administrative expenses (including $1,469,554 and $2,270,705 for the three months ended March 31, 2007 and 2006 respectively, and $3,214,991 and $2,655,444 for the six months ended March 31, 2007 and 2006 respectively, of compensation expense paid in stock or stock options / warrants)	3,782,843	4,297,817	8,979,769	6,041,429
Loss from operations	(6,213,176)	(4,588,959)	(13,846,917)	(6,950,154)

Other income (expense):
Derivative valuation gain (loss)	-	388,540	-	(102,361)
Registration payment arrangement expense	(618,000)	-	(565,500)	-
Minority interest	13,888	-	13,888	-
Other income	22,241	324	22,597	2,324
Interest income	23,957	1,995	75,478	3,248
Interest expense	(272,965)	(5,058,988)	(557,250)	(5,655,898)

Loss before income taxes	(7,044,055)	(9,257,088)	(14,857,704)	(12,702,841)
Income tax benefit	-	-	-	-

Net loss	(7,044,055)	(9,257,088)	(14,857,704)	(12,702,841)
Dividends on Series A preferred stock	(210,868)	(98,869)	(448,724)	(223,330)
Net loss attributable to common stockholders	$(7,254,923)	$(9,355,957)	$(15,306,428)	$(12,926,171)
Net loss per common share basic and diluted	$(0.08)	$(0.17)	$(0.18)	$(0.26)
Weighted average shares - basic and diluted	90,618,000	56,683,000	86,699,000	49,969,000

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(14,857,704)	$(12,702,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060,106	32,932
Derivative liability valuation	-	102,362
Registration payment arrangement expense	565,500	-
Beneficial conversion feature recorded as interest expense	-	321,429
Stock options and warrants issued for services	2,011,200	873,915
Accretion of interest expense related to redeemable common stock	-	1,413,333
Amortization on debt discount	-	1,233,802
Amortization of deferred consulting and financing costs	411,941	3,182,946
Common stock issued for services and interest	595,050	1,106,565
Common stock issued to settle lawsuit	196,800	-
Impairment of monitoring test equipment	1,414,244	-
Minority interest in net loss	(13,888)	-
Interest income on restricted cash	-	(2,924)
Increases in related party line of credit for service	302,870	338,740
Changes in operating assets and liabilities:
Accounts receivable, net	(1,266,429)	(32,990)
Interest receivable	8,837	-
Inventories	1,295,816	(10,386)
Prepaid expenses and other assets	1,995,517	(65,251)
Accounts payable	2,735,227	352,037
Accrued liabilities	467,395	204,705
Deferred revenue	(14,816)	(1,489)
Net cash used in operating activities	(3,092,334)	(3,653,115)

Cash flows used in investing activities:
Purchase of monitoring equipment	(8,015,371)	-
Purchase of property and equipment	(426,254)	(19,278)
Net cash used in investing activities	(8,441,625)	(19,278)

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended March 31,
	2007	2006
Cash flows from financing activities:
Net advances from related-party line of credit	(268,839)	(333,846)
Net payments on bank line of credit	(99,461)	(423)
Payments of accrued SecureAlert Series A Preferred dividend	(28,452)	-
Decrease in subscription receivable	-	504,900
Proceeds from issuance of Series C Preferred Stock	-	921,120
Proceeds from the exercise of options and warrants	4,355,464	-
Proceeds from the issuance of SecureAlert Preferred Stock	-	600,000
Proceeds from sale of common stock	6,162,000	700,000
Proceeds from the sale of Volu-Sol Reagents stock	400,000	-
Net proceeds from issuance of notes payable	-	1,092,003
Net cash provided by financing activities	10,520,712	3,483,754

Net decrease in cash	(1,013,247)	(188,639)

Cash, beginning of period	5,872,529	416,036

Cash, end of period	$4,859,282	$227,397

Cash paid for interest and taxes:
Cash paid for income taxes	$-	$-
Cash paid for interest	$387,393	$111,778

Supplemental schedule of non-cash investing and financing activities:

Issuance of shares of common stock in exchange for shares of Series A preferred stock	345	208
Issuance of shares of common stock in exchange for shares of Series B Preferred Stock	35	566
Issuance of shares of common stock and warrants in exchange for deferred consulting services and financing costs	134,757	932,500
Accrual of Series A and C Preferred stock dividends	448,724	223,330
SecureAlert Series A Preferred dividends	99,088	-
Payment of accrued preferred stock dividends through the issuance of Series A and C preferred stock	-	44

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RemoteMDx, Inc. and its subsidiaries (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

Management’s plans with respect to this uncertainty include raising additional capital from the exercise of options and expanding its market for its tracking products. There can be no assurance that revenues will increase rapidly enough to pay back any operating losses and pay back debts. Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Stock-Based Compensation

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123").

For the six months ended March 31, 2007, the Company calculated compensation expense of $893,164 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 275,000 stock options to employees during the six months ended March 31, 2007. The Company granted 1,025,000 to employees during the six months ended March 31, 2006. The weighted average fair value of stock options at the date of grant during the six months ended March 31, 2007 and 2006 was $1.44 and $0.70, respectively.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the six months ended March 31, 2007 and 2006, respectively:

	March 31, 2007	March 31, 2006

Risk free interest rate	4.54%	4.40%
Expected life	5 Years	5 Years
Dividend yield	n/a	n/a
Volatility	145%	113%

A summary of stock option activity for the six months ended March 31, 2007, is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	275,000	1.59
Exercised	(225,000)	0.58
Forfeited	(100,000)	0.60
Expired	-	-
Outstanding at March 31, 2007	3,557,500	$0.71	3.94 Years	2,997,525
Exercisable at March 31, 2007	3,557,500	$0.71	3.94 Years	2,997,525

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. During the six months ended March 31, 2007 and 2006, the Company disposed of $1,414,244 and $0 respectively, in monitoring equipment due to units disposed of during the quarter that were initially test units that had served their useful life. This expense was classified as research and development expense.

Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of March 31, 2007 and 2006, there were approximately 43,266,137 and 27,300,920 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common share equivalents outstanding at March 31, 2007, consisted of 8,620 shares of common stock underlying Series A Preferred Stock, 12,999 shares of common stock underlying Series B Preferred Stock, 5,194,720 shares of common stock underlying Series C Preferred Stock, and 24,358,256 shares underlying options and warrants. Of the 24,358,256 shares underlying options and warrants, 23,673,510 shares underlie options and warrants which have vested and 684,746 shares underlie options and warrants which have not yet vested.

Revenue Recognition

The Company derives its revenue primarily from the sale of offender tracking device systems and reagent stains.

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

Registration payment arrangements

On October 1, 2006, the Company changed its method of recognizing registration payment arrangements by early-implementing FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). Under FSP 00-19-2 and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), a registration payment arrangement is an arrangement where (a) the Company endeavors to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument with these registration payment requirements, the Company estimates the amount of consideration that is likely to be paid out under the agreement and offsets the amount of the liability against the proceeds of the instrument issued. The estimate is reevaluated at the end of each reporting period, with any changes recorded as a registration penalty in the statements of operations. As further described in Note 6, the Company entered into a registration payment arrangement on October 26, 2006, in connection with the issuance of common stock and warrants in a private placement offering.

(2)	INVENTORIES

Substantially all items included in inventory are finished goods and consisted of the following as of March 31, 2007:

Offender tracking devices and accessories	$168,918
Reagent stains, net of reserve for obsolescence of $53,824	34,848
Total	$203,766

(3)	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007, was as follows:

Property and equipment	$2,395,867
Less: accumulated depreciation	(844,904)
Total	$1,550,963

During the six months ended March 31, 2007, the Company purchased $426,254 of tooling and computer equipment.

(4)	MONITORING EQUIPMENT

Monitoring equipment at March 31, 2007, was as follows:

Monitoring equipment	$7,382,620
Less: accumulated depreciation	(943,897)
Total	$6,438,723

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under the terms of operating leases. As of March 31, 2007, the Company had deployed 15,587 TrackerPAL devices. As of the date of this Report, the Company was in the process of training and assisting agencies in activating these TrackerPAL devices. Once activated, the Company will begin to monitor the equipment and recognize revenue. The monitoring equipment is depreciated on the straight-line method over the estimated useful lives of the related assets of three years. This cost is included in cost of goods sold.

(5)	BANK LINE OF CREDIT

As of March 31, 2007, the Company’s outstanding balance under a line of credit with Citizen National Bank was $3,797,650. The interest rate is 8% and the line of credit matures on June 30, 2007. The line of credit is secured by letters of credit for a total of $4 million, and SecureAlert’s assets, excluding TrackerPAL products. This note can be expanded up to $10 million under certain terms and conditions. The letters of credit were provided as collateral by four entities. The entities received a total of 400,000 shares of the Company’s common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit in the year ended September 30, 2006.

In addition, the Company will make monthly interest payments, at a rate of 11% annually, on the line of credit to the entities that provided and arranged for the letters of credit.

(6)	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2007:

Accrued interest	$46,786
Accrued bonuses and director fees	100,000
Accrued payroll and employee benefits	204,822
Accrued cellular costs	224,828
Accrued legal expenses	155,452
Accrued engineering costs	128,200
Registration payment arrangement liability	1,147,500
Other accrued expenses	11,978
Total	$2,019,566

In October 2006, the Company completed a cash offering in which it sold 3,000,000 shares of its common stock at $2.00 per share along with warrants to purchase an additional 7,000,000 shares of common stock for aggregate proceeds of $6,000,000. As part of the offering, the Company also entered into a registration payment arrangement for the underlying shares and warrants. The Company agreed to use its best efforts to have the registration statement filed within 90 days of the fiscal year end, and to have the registration statement declared effective within 100 days of filing the statement. There is a 5% penalty per month payable in shares for failure to file or have the registration statement declared effective. Using the guidance under FSP 00-19-2 and SFAS 5, the Company estimated, at the inception of the arrangement, that two traunches (300,000) of penalty shares would be owed for failure to file the registration statement in accordance with the arrangement. Accordingly the Company offset the value of the 300,000 shares of $582,000 against the offering. The Company has re-assessed the probability of payment under the arrangement as of March 31, 2007 and determined that five traunches (750,000) of shares will be owed to fulfill its obligation. These shares have been valued at $1.53 or $1,147,500, with the change from the original estimate recorded as registration payment arrangement expense. The Company will continue to incur additional penalties for each successive 30 day period a registration statement is not filed, with no limit to the amount of penalty.

(7)	NOTES PAYABLE

As of March 31, 2007, the Company had unsecured notes payable to former SecureAlert Shareholders of $169,676, with interest at 5%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.

(8)	RELATED-PARTY LINE OF CREDIT AND NOTE

As of March 31, 2007, the Company owed to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, $78,580 under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 5.0% and are due on July 31, 2007. During the six months ended March 31, 2007, the net increase on the related party line of credit was $34,031. The net increase consisted of net cash repayments during the six months ended March 31, 2007, of $268,839 and net increases of $302,870 related to a monthly management fee owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company. Mr. Derrick’s and Mr. Dalton’s respective salaries are paid to ADP Management which in turn pays Messrs. Derrick and Dalton. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

(9)	MINORITY INTEREST

In January 2007, Messrs. Derrick and Dalton exercised their previously granted right (this right was granted in February 2006) to purchase from the Company 2,500,000 shares of Volu-Sol Reagents common stock for cash proceeds of $400,000 or $0.16 per share. Prior to the sale, the Company owned 100% of Volu-Sol Reagents common stock. The sale decreased its ownership to 70%. Subsequent to March 31, 2007, Volu-Sol Reagents negotiated a non-exclusive license agreement with the Company and issued an additional 2,500,000 shares of common stock, with a three year anti-dilution provision, for cash proceeds of $1,000,000 or $0.40 per share to various non-related parties. This decreased the Company’s ownership of Volu-Sol Reagents to 54%.

(10)	PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the six months ended March 31, 2007, a total of 9,327 shares of Series A Preferred Stock were converted into 3,450,967 shares of common stock. This included 174 shares of Series A Preferred Stock issued in satisfaction of accrued Series A Preferred dividends valued at $34,826. As of March 31, 2007, there were 8,620 shares of Series A Preferred Stock outstanding, which represents 3,189,248 common stock equivalents at a conversion rate of 370 for 1. Subsequent to March 31, 2007, 4,188 shares of Series A Preferred Stock converted into 1,549,365 shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the six months ended March 31, 2007 and 2006, the Company recorded $92,486 and $223,330, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through March 31, 2007, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

Series B Convertible Preferred Stock

During the six months ended March 31, 2007, a total of 40,333 shares of Series B Convertible Preferred Stock were converted into 351,824 shares of common stock. As of March 31, 2007, there were 12,999 shares of Series B Preferred Stock outstanding convertible into approximately 134,472 common shares. Subsequent to March 31, 2007, and as of the date of this Report, no additional shares of Series B Convertible Preferred Stock had been converted into shares of common stock.

Series C Convertible Preferred Stock

As of March 31, 2007, a total of 551,779 shares of Series C Convertible Preferred Stock were converted into 1,655,338 shares of common stock. The holders of the Series C Convertible Preferred Stock are entitled to dividends at the rate of 8% per year on the stated value of the Series C Convertible Preferred Stock, payable in cash or in additional shares of Series C Convertible Preferred Stock at the discretion of the board of directors. During the six months ended March 31, 2007 and 2006, the Company recorded $356,238 and $0, respectively, in dividends on Series C Convertible Preferred Stock. As of March 31, 2007, there were 5,194,720 shares of Series C Convertible Preferred Stock outstanding convertible into approximately 15,584,160 common shares.

Subsequent to March 31, 2007, 5,107,942 shares of Series C Convertible Preferred Stock were converted into 15,323,826 shares of common stock. In addition, in April 2007, the Company sent out a letter to all Series C Preferred shareholders giving them notice to redeem all Series C Preferred stock. The holders were required to convert their shares of Series C Preferred into common stock or redeem them for $4 per share.

SecureAlert, Inc., Preferred Shares

As of March 31, 2007, there were 3,590,000 shares of SecureAlert Series A Preferred Stock outstanding. The holders of shares of Series A Preferred Stock are entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.50 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter. The dividend is calculated on cash collections from the customer. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385 per share of Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all SecureAlert Series A Preferred Stock may be converted at the holder’s option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc. During the six months ended March 31, 2007, no shares of SecureAlert Series A Preferred Stock had been converted into shares of SecureAlert common stock.

(11)	COMMON STOCK

During the six months ended March 31, 2007, the Company issued 16,567,065 shares of common stock as follows:

•	478,333 shares were issued for services performed and the settlement of a lawsuit for a value of $791,850.

•	5,458,129 shares were issued in connection with Series A, B and C Preferred Stock conversions.

•	7,549,603 shares were issued in connection with the exercise of warrants.

•	3,081,000 shares were issued for $6,162,000 in cash.

Common Stock Options and Warrants

As of March 31, 2007, 23,673,510 of the 24,358,256 outstanding options and warrants were vested with a weighted average exercise price of $1.20 per share. During the six months ended March 31, 2007, 10,964,000 options and warrants were issued with an exercise price range of $1.23 to $2.00 per share. Of the 10,964,000 shares underlying options and warrants, 10,764,000 shares underlie options and warrants which have vested, and 200,000 shares underlie options and warrants which have not yet vested. During the six months ended March 31, 2007, various warrant holders exercised 7,549,603 warrants for cash proceeds of $4,355,464. Subsequent to March 31, 2007, various warrant holders exercised 355,547 warrants for cash proceeds of $199,107.

(12)	SEGMENT INFORMATION

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Sales to external customers:
SecureAlert	$1,475,829	$75,872
Reagents	174,102	176,543
	$1,649,931	$252,415
Net (loss) income from operations :
SecureAlert	$(4,002,722)	$(1,313,022)
Reagents	(138,873)	(9,279)
Other (unallocated)	(2,902,460)	(7,934,787)
	$(7,044,055)	$(9,257,088)

The following table reflects certain financial information relating to each reportable segment for six months ended March 31, 2007 and 2006:

	Six Months Ended March 31,
	2007	2006
Sales to external customers:
SecureAlert	$2,311,212	$152,932
Reagents	326,956	318,976
	$2,638,168	$471,908
Net (loss) income from operations :
SecureAlert	$(8,883,046)	$(2,662,642)
Reagents	(205,595)	14,551
Other (unallocated)	(5,769,063)	(10,054,750)
	$(14,857,704)	$(12,702,841)

Identifiable assets:
SecureAlert	$10,127,418
Reagents	257,691
Other (unallocated)	4,727,244
Total assets	$15,112,353

(13)	SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company entered into the following transactions:

1)	Subsequent to March 31, 2007, 5,107,942 shares of Series C Convertible Preferred Stock were converted into 15,323,826 shares of common stock.

2)	Subsequent to March 31, 2007, the Company issued 355,547 shares of common stock in connection with the exercise of warrants for cash proceeds of $199,107.

3)	On April 30, 2007, 4,187 (including 34 shares of accrued but unpaid dividends for the month of April 2007) shares of Series A Preferred Stock converted into 1,549,365 shares of common stock.

4)	Subsequent to March 31, 2007, the Company sold 2,500,000 shares of Volu-Sol Reagents common stock for cash proceeds of $1,000,000.

5)
In April 2007, the Company sent out a letter to all Series C Preferred shareholders giving them notice to redeem all Series C Preferred stock. The holders were required to convert their shares of Series C Preferred into common stock or redeem them for $4 per share.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Additionally, statements relating to business development, strategies, marketing, acceptance of our products and services, revenues to be generated from products and services, future financing of our operations, and other similar topics may constitute or include forward-looking statements.

General
RemoteMDx, Inc. (“RemoteMDx” or the “Company”) markets, monitors and sells the TrackerPAL device. The TrackerPAL is used to monitor convicted offenders that are on either probation or parole, in the criminal justice system. The TrackerPAL device utilizes GPS and cellular technologies in conjunction with a monitoring center that is staffed 365 days a year. The Company believes that its technologies and services will benefit the law enforcement officials and allow them to respond immediately to a problem involving one of their offenders. The parole and probation market consists of approximately 4.9 million adults in the criminal justice system at any given time. The TrackerPAL is targeted to meet the needs of this market.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the parolee and probation market.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2006, included in the Company’s Annual Report on Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Inventory Reserves

The nature of the Company's business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. The Company records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence, or changes in the valuation of the inventory. In determining the adequacy of its reserves, the Company analyzes the following, among other things:

•	Current inventory quantities on hand;

•	Product acceptance in the marketplace;

•	Customer demand;

•	Historical sales;

•	Forecast sales;

•	Product obsolescence; and

•	Technological innovations.

Any modifications to these estimates of reserves are reflected in the cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition

The Company derives its revenue primarily from selling or leasing the TrackerPAL device and providing monitoring services in connection with the device. In addition, the Company receives revenue from the sale of medical diagnostic stains.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the six months ended March 31, 2007 and 2006, the Company disposed of $1,414,244 and $0 respectively, in monitoring equipment due to units disposed of during the quarter that were initially test units that had served their useful life. This expense was classified as research and development expense.

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

For the six months ended March 31, 2007, the Company calculated compensation expense of $893,164 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent to October 1, 2006, the fair value of each stock option grant has been and will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 275,000 stock options to employees during the six months ended March 31, 2007. The Company granted 1,025,000 to employees during the six months ended March 31, 2006. The weighted average fair value of stock options at the date of grant during the six months ended March 31, 2007 and 2006 was $1.44 and $0.70, respectively.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the six months ended March 31, 2007 and 2006, respectively:

	March 31, 2007	March 31, 2006

Risk free interest rate	4.54%	4.40%
Expected life	5 Years	5 Years
Dividend yield	n/a	n/a
Volatility	145%	113%

A summary of stock option activity for the six months ended March 31, 2007, is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	275,000	1.59
Exercised	(225,000)	0.58
Forfeited	(100,000)	0.60
Expired	-	-

Outstanding at March 31, 2007	3,557,500	$0.71	3.94 Years	2,997,525

Exercisable at March 31, 2007	3,557,500	$0.71	3.94 Years	2,997,525

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for six months ended March 31, 2006, as indicated below:

	March 31, 2006

Net loss applicable to common shareholders - as reported		$(12,926,171)

Add: intrinsic value of employee stock based compensation		-
Deduct: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(13,858)

Net loss - pro forma		$(12,940,029)

Basic and diluted loss per share - as reported	$	(0.26)

Basic and diluted loss per share - pro forma	$	(0.26)

Three months ended March 31, 2007, compared to three months ended March 31, 2006

Net Sales

For the three months ended March 31, 2007, the Company had net sales of $1,649,931 compared to $252,415 for the three months ended March 31, 2006, an increase of $1,397,516. The increase in net sales resulted primarily from the sale and monitoring of offender tracking devices.

SecureAlert (PAL Services) had net sales of $1,475,829 during the three months ended March 31, 2007, compared to net sales of $75,872 for the three months ended March 31, 2006. These sales consisted of $1,462,522 from the sale and monitoring of offender tracking devices and $13,307 from mobile emergency and personal security systems. Seguridad Satelital Vehicular accounted for 63% of purchases from SecureAlert sales during the period.

Reagents had revenues for the three months ended March 31, 2007, of $174,102, compared to $176,543 during the quarter ended March 31, 2006. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. Fisher Scientific and Thermo Shandon were significant customers of Reagents, accounting for 34% and 10% of Reagents' sales during the period, respectively.

Cost of Goods Sold

For the three months ended March 31, 2007, cost of goods sold was $2,145,872 compared to $119,318 during the three months ended March 31, 2006, an increase of $2,026,554. SecureAlert's cost of goods sold totaled $2,033,654 or 138% of SecureAlert's net sales during the three months ended March 31, 2007. The largest portion of the cost of goods sold for the three months ended March 31, 2007, is related to $798,773 in device costs for offender tracking devices sold to Seguridad Satelital Vehicular. In addition, the Company recorded $221,979 in communication costs, $418,118 for payroll to increase the monitoring center staff and $469,293 for the amortization of the TrackerPAL device. Reagents' cost of goods sold was $112,218 or 64% of Reagent's net sales during the three months ended March 31, 2007, compared to $85,714 or 49% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to an increase in material and labor costs.

Research and Development Expenses

Research and development expenses were $1,934,392 for the three months ended March 31, 2007. Of these costs, approximately $520,148 was incurred for software and firmware enhancements of SecureAlert’s TrackerPAL device. The balance of these expenses ($1,414,244) consisted of TrackerPAL units disposed of during the quarter that were initially test units that had served their useful life.

Selling, General and Administrative Expenses

During the three months ended March 31, 2007, selling, general and administrative expenses were $3,782,843 compared to $4,297,817 during the three months ended March 31, 2006. The decrease of $514,974 relates primarily to a decrease of $1,275,200 in consulting services and an increase of depreciation ($102,633), insurance ($72,577), payroll and contract labor ($274,540), and travel expenses ($97,584). The Company incurs significant travel expenses in the development and marketing of its products as well as its continued efforts to raise additional capital through the issuance of debt or equity instruments. Consulting expense decreased from $2,813,843 in the three months ended March 31, 2006, to $1,538,643 in the comparable period in 2007. The majority of the consulting expense for the 2007 period is related to stock and stock options issued to employees and consultants for the development of the wireless technology in the Company’s products and marketing services.

Interest Income and Expense

During the three months ended March 31, 2007, interest expense totaled $272,965 compared to $5,058,988 paid in the three months ended March 31, 2006. This amount consisted primarily of non-cash interest expense of $82,406 related to unamortized financing costs associated with shares of common stock issued for prepaid interest. The decrease of $4,786,023 is due primarily from the issuance of common stock in settlement of various note obligations and $321,429 to record a beneficial conversion feature.

Six months ended March 31, 2007, compared to six months ended March 31, 2006

Net Sales

Net sales during the six months ended March 31, 2007 were $2,638,168 compared to $471,908 in net sales during the six months ended March 31, 2006, an increase of $2,166,260. The increase in net sales resulted primarily from the sale and monitoring of offender tracking devices.

SecureAlert (PAL Services) had net sales of $2,311,212 during the six months ended March 31, 2007, compared to $152,932 during the six months ended March 31, 2006. Reagents had sales for the six months ended March 31, 2007, of $326,956, compared to $318,976 during the same period in the prior fiscal year, an increase of $7,980. This increase is due to increasing Reagents’ customer base.

Cost of Goods Sold

For the six months ended March 31, 2007, cost of goods sold was $4,351,265 compared to $226,461 during the six months ended March 31, 2006, an increase of $4,124,804. SecureAlert's cost of goods sold totaled $4,145,563 or 179% of SecureAlert's net sales during the six months ended March 31, 2007. The largest portion of the cost of goods sold for the six months ended March 31, 2007, is related to $1,116,826 in communication costs associated with the launch of the parolee product. The Company paid cellular costs on all SIMS embedded in the TrackerPAL units that were deployed. During the six months ended March 31, 2007, the Company negotiated with the cellular companies to be charged for SIMS in devices that are monitored. In addition, $830,472 was included in SecureAlert’s cost of good sold for payroll to increase the monitoring center staff, $841,782 for the amortization of the TrackerPAL device and $1,143,799 of device costs for offender monitoring equipment sold to customers. Reagents' cost of goods sold was $205,702 or 63% of Reagent's net sales during the six months ended March 31, 2007, compared to $158,359 or 50% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to an increase in material and labor costs.

Research and Development Expenses

During the six months ended March 31, 2007 and 2006, research and development expense was $3,154,051 and $1,154,172, respectively. Of these costs, approximately $1,739,807 consisted of expenses associated with software and firmware enhancements of SecureAlert’s TrackerPAL device. The balance of these expenses ($1,414,244) consisted of TrackerPAL units disposed of during the quarter that were initially test units that had served their useful life.

Selling, General and Administrative Expenses

During the six months ended March 31, 2007, selling, general and administrative expenses were $8,979,769 compared to $6,041,429 during the six months ended March 31, 2006. The increase of $2,938,340 relates primarily to an increase of payroll and contract labor costs ($593,551), consulting services ($505,463), depreciation expense ($185,391), insurance ($134,148), legal costs ($268,908), outside services ($203,252), shipping costs ($173,843), and travel expenses ($199,179). The Company incurs significant travel expenses in the development and marketing of its products as well as its continued efforts to raise additional capital through the issuance of debt or equity instruments. Consulting expense increased from $3,528,524 in the six months ended March 31, 2006, to $4,033,987 in the comparable period in 2007. The majority of the consulting expense for the 2007 period is related to stock and stock options issued to employees and consultants for the development of the wireless technology in the Company’s products and marketing services.

Interest Income and Expense

During the six months ended March 31, 2007, interest expense totaled $557,250 compared to $5,655,898 paid in the six months ended March 31, 2006. This amount consisted primarily of non-cash interest expense of $169,857 related to unamortized financing costs associated with shares of common stock issued for prepaid interest. The decrease of $5,098,648 is due primarily from the issuance of common stock in settlement of various note obligations and $321,429 to record a beneficial conversion feature.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the six months ended March 31, 2007, the Company financed its operations primarily through borrowings from a related party, exercise of options and warrants, and from the sale of equity securities of the Company for net proceeds of $10,520,712.

As of March 31, 2007, the Company had unrestricted cash of $4,859,282 and a working capital deficit of $3,517,969, compared to unrestricted cash of $5,872,529 and a working capital deficit of $2,410,471 at September 30, 2006.

During the six months ended March 31, 2007, the Company's operating activities used cash of $3,092,334, compared to $3,653,115 of cash used during the six months ended March 31, 2006. The decrease was primarily a result of a decrease in interest expense related to accretion on redeemable common stock and debt

The Company used cash of $8,441,625 for investing activities during the six months ended March 31, 2007. The increase was primarily a result of purchasing offender monitoring equipment.

The Company's financing activities during the six months ended March 31, 2007, provided cash of $10,520,712 compared to $3,483,754 during the six months ended March 31, 2006. During the six months ended March 31, 2007, the Company had net proceeds of $6,162,000 from the sale of common stock, $4,355,464 from the exercise of warrants, and $400,000 from the sale of Volu-Sol Reagents common stock. Cash was decreased by $268,839 in payments on the bank line of credit, $28,452 in payments to SecureAlert Series A Preferred stockholders for dividends, and $99,461 in net payments on the related party line of credit.

The Company incurred a net loss of $14,857,704 during the six months ended March 31, 2007. As of March 31, 2007, the Company had a net tangible stockholders' equity of $544,864 and an accumulated deficit of $121,584,079. These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2006, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plan with respect to this uncertainty is to focus on sales of the TrackerPAL product. There can be no assurance that revenues will increase rapidly enough to payback operating losses and payback debts. Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Recent Developments

Subsequent to March 31, 2007, the Company entered into the following transactions:

A.	5,107,942 shares of Series C Convertible Preferred Stock were converted into 15,323,826 shares of common stock.

B.	The Company issued 355,547 shares of common stock in connection with the exercise of warrants for cash proceeds of $199,107.

C.	4,187 shares of Series A Preferred Stock converted into 1,549,365 shares of common stock.

D.	Subsequent to March 31, 2007, the Company sold 2,500,000 shares of Volu-Sol Reagents common stock for cash proceeds of $1,000,000.

E.
In April 2007, the Company sent out a letter to all Series C Preferred shareholders giving them notice to redeem all Series C Preferred stock. The holders were required to convert their shares of Series C Preferred into common stock or redeem them for $4 per share.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. In our evaluation we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be “material weaknesses.” A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related to the failure to properly disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-QSB. In addition, we have not created a “Disclosure Controls Committee” to monitor and follow up on our processes to assure disclosures are complete and accurate; however, we intend to have such a committee in place by October 1, 2007. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Based on the matter identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Audit Committee.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Strategic Growth International. Inc. et al. v. RemoteMDx, Inc., Case No. 06 Civ. 3915, United States District Court Southern District of New York: On May 23, 2006, plaintiffs Strategic Growth International, Inc., Richard E. Cooper and Stanley S. Altschuler (collectively, the “SGI Defendants”) filed a Complaint against the Company in the United States District Court Southern District of New York. The action arises out of a contract between the SGI Defendants and the Company for certain financial relations services to be performed by SGI. Based upon the foregoing, the SGI Defendants’ Complaint alleges a cause of action for: breach of contract. The Company answered the Complaint and filed counterclaims against SecureAlert for (1) Breach of Contract, (2) Rescission; (3) and Declaratory Judgment. The litigation is at an early stage of discovery. The Company intends to vigorously defend itself against the SGI Defendants’ claim and to prosecute its counterclaims against the SGI Defendants.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2007, the Company issued 16,567,065 shares of common stock as follows:

•	478,333 shares were issued for services performed for a value of $791,850.

•	3,829,408 shares were issued in connection with Series A, B and C Preferred Stock conversions.

•	7,549,603 shares were issued in connection with the exercise of warrants.

•	3,081,000 shares were issued for $6,162,000 in cash.

In each of these transactions the securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities. The offer and sale of securities in the Company’s private placement of debt and equity were made solely to individuals or entities that were “accredited investors” as that term is used in Rule 501 under Regulation D of the Securities Act, in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-B

Exhibit Number	Title of Document

3.01	Articles of Incorporation (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

3.01(1)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)

3.01(2)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)

3.01(3)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002)

3.01(4)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended September 30, 2001)

3.01(5)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 24, 2006)

3.01(6)
Articles of Amendment to Articles of Incorporation filed July 12, 2006 (previously filed as exhibits to the Company’s current report on Form 8-K filed July 18, 2006, and incorporated herein by reference).

3.02	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB, effective December 1, 1997)

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006)

10.01	Distribution and Separation Agreement (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03
Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997)

10.04	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended September 30, 2001)

10.05
Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.06	Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2003)

10.07	Security Agreement between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).

10.08	Promissory Note between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).

10.09	Common Stock Purchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to the Company’s current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

10.10	Change in Terms Agreement between Citizen National Bank and the Company (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2006)

10.11	Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed on Form 8-K in November 2006).

10.12
Common Stock Purchase Warrant between the Company and VATAS Holding GmbH dated November 9, 2006 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006 filed in February 2007).

10.13
Settlement Agreement and Mutual Release between the Company and Michael Sibbett and HGR Enterprises, LLC, dated as of February 1, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006 filed in February 2007).

10.14
Distributor Sales, Service and License Agreement between the Company and Seguridad Satelital Vehicular S.A. de C.V., dated as of February 5, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006 filed in February 2007).

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

REMOTEMDX, INC.

Date: May 15, 2007	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Michael G. Acton
Michael G. Acton,
Principal Accounting Officer