Form 10QSB
period 2007-06-30
REMOTE MDX INC
filed 2007-08-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

(801) 563-7171
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

On August 7, 2007, the issuer had a total of 123,008,784 shares of common stock issued and outstanding.  The issuer also had a total of 1,629 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 602,482 shares, 12,999 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 134,472 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes___     No   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the exchange Act)
  ___Yes       X   No

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements
REMOTEMDX, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2007
Assets

Current assets:
Cash	$2,004,499
Accounts receivable, net of allowance for doubtful accounts of $97,156	3,074,644
Inventories (note 2)	229,104
Other receivables (note 3)	727,025
Prepaid expenses	375,310

Total current assets	6,410,582

Property and equipment, net of accumulated depreciation and amortization of $989,107 (note 4)	1,486,828
Monitoring equipment, net of accumulated depreciation of $975,827 (note 5)	4,314,579
Other assets	49,259

Total assets	$12,261,248

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank line of credit (note 6)	$3,907,869
Accounts payable	3,962,154
Accrued liabilities (note 7)	1,021,196
Deferred revenue	3,016
Dividends payable	197,408
Notes payable (note 8)	169,676
Related party line of credit (note 9)	91,910
Total current liabilities	9,353,229

Total liabilities	9,353,229

Minority interest (note 10)	1,364,522

SecureAlert Series A Preferred Stock	3,590,000

Stockholders’ deficit:
Preferred stock:
Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 40,000 shares designated; 4,331 shares outstanding (aggregate liquidation preference of $69,123)	1
Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 12,999 shares outstanding (aggregate liquidation preference of $38,997)	1
Common stock; $0.0001 par value; 175,000,000 shares authorized, 121,969,685 shares outstanding	12,197
Additional paid-in capital	132,617,965
Deferred compensation	(2,134,366)
Subscription receivable	(5,673,524)
Accumulated deficit	(126,868,777)

Total stockholders’ deficit	(2,046,503)

Total liabilities and stockholders’ deficit	$12,261,248

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Net sales	$3,118,947	$237,496	$5,757,391	$709,404
Cost of goods sold	2,488,366	119,408	5,059,608	345,869
Gross profit	630,581	118,088	697,783	363,535

Research and development expenses	731,737	876,646	3,885,788	2,030,818

Selling, general and administrative expenses (including $1,112,713 and $6,437,105 for the three months ended June 30, 2007 and 2006 respectively, and $4,160,497 and $9,092,549 for the nine months ended June 30, 2007 and 2006 respectively, of compensation expense paid in stock or stock options / warrants)	4,938,868	8,325,307	15,698,660	14,366,736
Loss from operations	(5,040,024)	(9,083,865)	(18,886,665)	(16,034,019)

Other income (expense):
Derivative valuation gain	-	731,669	-	629,308
Gain (loss) from revalued registration rights	(97,500)	-	(663,000)	-
Loss on sale of asset	(228,800)	-	(228,800)	-
Other income (expense)	275,460	(1)	298,057	2,323
Minority interest allocation	71,590	-	85,478	-
Interest income	13,718	531	89,196	3,779
Interest expense	(279,418)	(687,895)	(836,668)	(6,343,793)

Loss before income taxes	(5,284,974)	(9,039,561)	(20,142,402)	(21,742,402)

Income tax benefit	-	-	-	-

Net loss	(5,284,974)	(9,039,561)	(20,142,402)	(21,742,402)

Dividends on Series A and C preferred stock	(51,829)	(2,648,500)	(500,553)	(2,871,830)

Net loss attributable to common stockholders	$(5,336,803)	$(11,688,061)	$(20,642,955)	$(24,614,232)
Net loss per common share – basic and diluted	$(0.05)	$(0.17)	$(0.23)	$(0.48)
Weighted average shares – basic and diluted	104,583,000	66,875,000	89,140,000	51,817,000

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(20,142,402)	$(21,742,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,697,771	76,170
Registration payment arrangement expense	663,000	-
Beneficial conversion feature recorded as interest expense	-	321,429
Stock options and warrants issued for services	2,011,200	4,543,997
Derivative valuation liability	-	(629,308)
Amortization on debt discount	-	1,234,034
Amortization of deferred consulting	399,866	2,483,942
Amortization of deferred financing costs	249,613	2,716,862
Accretion of interest expense related to redeemable common stock	-	1,779,166
Common stock issued for services and interest	1,552,631	2,037,207
Common stock issued to settle lawsuit	196,800	-
Impairment of monitoring test equipment	1,454,784	-
Minority interest in net loss	(85,478)	-
Interest income on restricted cash	-	5,628
Increases in related party line of credit for service	502,845	503,754
Loss on sale of receivables	228,800	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,774,016)	(51,078)
Interest receivable	13,579	-
Inventories	2,554,528	(76,091)
Receivables	(25,000)	-
Prepaid expenses and other assets	2,127,940	(867,467)
Accounts payable	2,265,989	412,451
Accrued liabilities	616,525	(297,163)
Deferred revenue	(14,801)	(255)

Net cash used in operating activities	(7,505,826)	(7,549,124)

Cash flows used in investing activities:
Purchase of property and equipment	(506,323)	(348,397)
Net purchases in monitoring equipment	(7,709,275)	-

Net cash used in investing activities	(8,215,598)	(348,397)

Cash flows from financing activities:
Net payments on related-party line of credit	(455,484)	(505,726)
Net payments on bank line of credit	10,758	(423)
Payments of accrued SecureAlert Series A Preferred dividends	(28,452)	-
Proceeds from the exercise of options and warrants	4,714,572	-
Decrease in subscription receivable	-	1,430,580
Proceeds from issuance of Series C Preferred Stock	-	5,818,877
Proceeds from common stock	6,162,000	1,020,000
Proceeds from the issuance of SecureAlert Preferred Stock	-	600,000
Proceeds from the sale of Volu-Sol Reagents stock	1,450,000	-
Proceeds from issuance of notes payable	-	2,321,153

REMOTEMDX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine months ended June 30,
	2007	2006

Payments on Series B and C Debentures	-	(387,008)
Payments on notes payable	-	(1,298,699)

Net cash provided by financing activities	11,853,394	8,998,754

Net increase (decrease) in cash	$(3,868,030)	$1,101,233

Cash, beginning of period	5,872,529	416,036

Cash, end of period	$2,004,499	$1,517,269

Cash paid for interest and taxes:
Cash paid for income taxes	$-	$-
Cash paid for interest	$425,812	$152,678

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares of common stock in exchange for shares of Series A Preferred Stock	505	317
Issuance of shares of common stock in exchange for shares of Series B Preferred Stock	35	110
Issuance of shares of common stock in exchange for shares of Series C Preferred Stock	1,729	-
Issuance of shares of common stock in exchange for deferred consulting services and financing costs	134,757	5,840,439
Accrual of Series A and C Preferred Stock dividends	470,379	406,894
SecureAlert Series A Preferred stock dividends	183,329	-
Issuance of shares of common stock in exchange for convertible debt with embedded derivative features	-	2,581,319
Payment of accrued preferred stock dividends through the issuance of Series A preferred stock	212	212
Payment of accrued preferred stock dividends through the issuance of Series C preferred stock	2	-
Payment on SecureAlert line of credit from restricted cash	-	174,475
Settlement of registration payment arrangement	1,245,000	-
Options exercised for subscription receivable	5,673,524	-
Issuance of shares of Series C Preferred Stock from conversion of debt and accrued interest	-	1,037,152

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2006. The results of operations for the three and nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

Going Concern

The Company has recurring net losses and negative cash flows from operating activities, a working capital deficit, a stockholders' deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans with respect to this uncertainty include raising additional capital from the exercise of options, sale of Volu-Sol Reagents common stock, and expanding its market for its tracking products.  There can be no assurance that revenues will increase rapidly enough to pay back any operating losses and pay back debts.  Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

Listed below is the SFAS 123 disclosure table for the three and nine months ended June 30, 2006:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
Net loss attributable to common stockholders - as reported	$(11,688,061)	$(24,614,232)

Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	$(1,386,290)	$(1,400,148)

Net loss – pro forma	$(13,074,351)	$(26,014,380)
Basic and diluted net loss per common share - as reported	$(.17)	$(.48)
Basic and diluted net loss per common share - pro forma	$(.20)	$(.50)

For the nine months ended June 30, 2007, the Company calculated compensation expense of $893,164 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent to October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 275,000 stock options to employees during the nine months ended June 30, 2007.  The Company granted 3,170,000 to employees during the nine months ended June 30, 2006. The weighted average fair value of stock options at the date of grant during the nine months ended June 30, 2007 and 2006 was $1.46 and $0.64, respectively.

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

The following are the weighted-average assumptions used for options granted during the nine months ended June 30, 2007 and 2006, respectively:

	June 30, 2007	June 30, 2006

Risk free interest rate	4.54%	4.80%
Expected life	5 Years	5 Years
Dividend yield	-	-
Volatility	145%	140%

A summary of stock option activity for the nine months ended June 30, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	275,000	1.46
Exercised	(225,000)	0.60
Forfeited	(100,000)	0.60
Expired	(25,000)	3.00
Outstanding at June 30, 2007	3,532,500	$0.67	3.03 Years	3,504,900
Exercisable at June 30, 2007	1,377,500	$0.65	2.91 Years	1,193,300

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

During the nine months ended June 30, 2007 and 2006, the Company disposed of $1,454,784and $0 respectively, in monitoring equipment due to units disposed of during the quarter that were initially test units that had served their useful life. This expense was classified as research and development expense.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of June 30, 2007 and 2006, there were approximately 19,289,197 and 46,958,698 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common share equivalents outstanding at June 30, 2007, consisted of 1,602,481 shares of common stock underlying Series A Preferred Stock, 134,472 shares of common stock underlying Series B Preferred Stock, and 17,552,243 shares underlying options and warrants. Of the 17,552,243 shares underlying options and warrants, 14,712,497 shares underlie options and warrants which have vested and 2,839,746 shares underlie options and warrants which have not yet vested.

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

(2)	INVENTORIES

Substantially all items included in inventory are finished goods and consisted of the following as of June 30, 2007:

Offender tracking straps and accessories	$173,667
Reagent stains, net of reserve for obsolescence of $49,974	55,437
Total	$229,104

(3)	OTHER RECEIVABLES

Other receivables at June 30, 2007, were as follows:

Receivable from factoring	$700,000
Receivable from lawsuit settlement	25,000
Interest receivable from bank account	2,025
Total	$727,025

(4)	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007, was as follows:

Property and equipment	$2,475,935
Less: accumulated depreciation	(989,107)
Total	$1,486,828

During the nine months ended June 30, 2007, the Company purchased $506,323 of tooling and computer equipment.

(5)	MONITORING EQUIPMENT

Monitoring equipment at June 30, 2007, was as follows:

Monitoring equipment	$5,290,406
Less: accumulated depreciation	(975,827)
Total	$4,314,579

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under the terms of operating leases.  The monitoring equipment is depreciated on the straight-line method over the estimated useful lives of the related assets of three years.  Depreciation for billable units is included in cost of goods sold while depreciation for non-billable units is included in selling, general and administrative expenses.

(6)	BANK LINE OF CREDIT

As of June 30, 2007, the Company’s outstanding balance under a line of credit with Citizen National Bank was $3,907,869. The interest rate is 8% and the line of credit matures on March 1, 2008. The line of credit is secured by letters of credit for a total of $4 million, and SecureAlert’s assets, excluding TrackerPAL products. This line of credit can be expanded up to $10 million under certain terms and conditions.  The letters of credit were provided as collateral by four entities.  The entities received a total of 400,000 shares of the Company’s common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit in the year ended September 30, 2006.

In addition, the Company will make monthly interest payments, at a rate of 11% annually, on the line of credit to the entities that provided and arranged for the letters of credit.

(7)	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2007:

Accrued interest	$49,503
Accrued bonuses and director fees	130,000
Accrued payroll and employee benefits	348,295
Accrued cellular costs	215,000
Accrued legal expenses	131,001
Accrued engineering costs	116,000
Accrued commission	19,597
Other accrued expenses	11,800
Total	$1,021,196

(8)	NOTES PAYABLE

As of June 30, 2007, the Company had unsecured notes payable to former SecureAlert Shareholders of $169,676, with interest at 5%, payable in installments of $80,000 per month until paid in full.  These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.

(9)	RELATED-PARTY LINE OF CREDIT

As of June 30, 2007, the Company owed to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, $91,910 under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 5.0% and are due on August 31, 2009.  During the nine months ended June 30, 2007, the net increase on the related party line of credit was $47,361.  The net increase consisted of net cash repayments during the nine months ended June 30, 2007, of $455,484 and net increases of $502,845 related to a monthly management fee owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company.  Mr. Derrick’s and Mr. Dalton’s respective salaries are paid to ADP Management which in turn pays Messrs. Derrick and Dalton.  If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.  Subsequent to June 30, 2007, the Company and ADP Management agreed to increase the line of credit from $500,000 to $5,000,000 bearing interest at 11% and extending the maturity date to August 31, 2009.

(10)	MINORITY INTEREST

In January 2007, Messrs. Derrick and Dalton exercised their previously granted right (this right was granted in February 2006) to purchase from the Company 2,500,000 shares of Volu-Sol Reagents common stock for cash proceeds of $400,000 or $0.16 per share.  Prior to the sale, the Company owned 100% of Volu-Sol Reagents common stock.  The sale decreased its ownership to 70%.  During the quarter ending to June 30, 2007, Volu-Sol Reagents negotiated a non-exclusive license agreement with the Company and issued an additional 2,875,000 shares of common stock, with a three year anti-dilution provision, for net cash proceeds of $1,050,000 or $0.37 per share to various non-related parties.  This decreased the Company’s ownership of Volu-Sol Reagents to 52%.

(11)	PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the nine months ended   June 30, 2007, a total of 13,654 shares of Series A Preferred Stock were converted into 5,051,796 shares of common stock.  This included 212 shares of Series A Preferred Stock issued in satisfaction of accrued Series A Preferred dividends valued at $42,426.  As of June 30, 2007, there were 4,331 shares of Series A Preferred Stock outstanding, which represents 1,602,481common stock equivalents at a conversion rate of 370 for 1. Subsequent to June 30, 2007, 2,703 shares of Series A Preferred Stock converted into 999,999 shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the nine months ended June 30, 2007 and 2006, the Company recorded $95,843 and $290,554, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through June 30, 2007, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

Subsequent to June 30, 2007, the Company amended the Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock eliminating the 4.9% Conversion Limitation feature, thus allowing a holder of Series A Preferred Stock to convert into common while holding more than 4.9% of the Company’s common stock.

Series B Convertible Preferred Stock

During the nine months ended June 30, 2007, a total of 40,333 shares of Series B Convertible Preferred Stock were converted into 351,824 shares of common stock.  As of June 30, 2007, there were 12,999 shares of Series B Preferred Stock outstanding convertible into approximately 134,472 common shares.  Subsequent to June 30, 2007, and as of the date of this Report, no additional shares of Series B Convertible Preferred Stock had been converted into shares of common stock.

Series C Convertible Preferred Stock

During the nine months ended June 30, 2007, a total of 5,764,488 shares of Series C Convertible Preferred Stock were converted into 17,293,463 shares of common stock.  The holders of the Series C Convertible Preferred Stock are entitled to dividends at the rate of 8% per year on the stated value of the Series C Convertible Preferred Stock, payable in cash or in additional shares of Series C Convertible Preferred Stock at the discretion of the board of directors.  During the nine months ended June 30, 2007 and 2006, the Company recorded $404,710 and $0, respectively, in dividends on Series C Convertible Preferred Stock.  During the quarter ended June 30, 2007, the Company sent out a letter to all Series C Preferred shareholders giving them notice to redeem all Series C Preferred stock.  The holders were required to convert their shares of Series C Preferred into common stock or redeem them for $4 per share.  As of June 30, 2007, there were no shares of Series C Convertible Preferred Stock outstanding.

SecureAlert, Inc., Preferred Shares

As of June 30, 2007, there were 3,590,000 shares of SecureAlert Series A Preferred Stock outstanding.  The holders of shares of Series A Preferred Stock are entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.50 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter. The dividend is calculated on cash collections from the customer.  For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,350,000 ($1.50 X 90 days X 10,000 contracts) or $.385 per share of Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all SecureAlert Series A Preferred Stock may be converted at the holder’s option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc. During the nine months ended June 30, 2007, no shares of SecureAlert Series A Preferred Stock had been converted into shares of SecureAlert common stock.  Subsequent to June 30, 2007, the Company amended the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert. The following changes were made:  1) the dividend increased from $1.50 to $1.54, 2) at the option of the Board of Directors, the Company may redeem SecureAlert Series A Preferred stock in exchange for cash or the Company’s common stock rather than SecureAlert common stock, and 3) the total outstanding shares were increased from 3,5000,000 to 3,590,000 shares.

(12)	COMMON STOCK

During the nine months ended June 30, 2007, the Company issued 41,834,832 shares of common stock as follows:

•	1,004,333 shares were issued for services performed and the settlement of a lawsuit for a value of $1,749,430.

•	22,697,083 shares were issued in connection with Series A, B and C Preferred Stock conversions.

•	750,000 shares were issued pursuant to a registration filing penalty.

•	14,302,416 shares were issued in connection with the exercise of warrants.

•	3,081,000 shares were issued for $6,162,000 in cash.

Common Stock Options and Warrants

As of June 30, 2007, 14,712,497 of the 17,552,243 outstanding options and warrants were vested with a weighted average exercise price of $0.65 per share.  During the nine months ended June 30, 2007, 275,000 options and warrants were issued with an exercise price range of $1.23 to $1.85 per share. All of the 275,000 shares underlying options and warrants have vested.  During the nine months ended June 30, 2007, various warrant holders exercised 14,302,416 warrants for a total of $10,388,095 of which $4,714,571 received in cash by June 30, 2007 and $5,673,524 recorded as a subscription receivable. The subscription receivable of $5,673,524 was received subsequent to June 30, 2007.   Subsequent to June 30, 2007, and as of the date of this Report, no options or warrants had been exercised.

(13)	SEGMENT INFORMATION

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

The following table reflects certain financial information relating to each reportable segment for each of the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Sales to external customers:
SecureAlert	$2,952,477	$80,589
Reagents	166,470	156,907
	$3,118,947	$237,496
Net loss:
SecureAlert	$(3,283,088)	$(2,086,587)
Reagents	(148,066)	(57,934)
Other (unallocated)	(1,853,820)	(6,895,040)
	$(5,284,974)	$(9,039,561)

The following table reflects certain financial information relating to each reportable segment for nine months ended June 30, 2007 and 2006:

	Nine Months Ended June 30,
	2007	2006
Sales to external customers:
SecureAlert	$5,263,965	$233,521
Reagents	493,426	475,883
	$5,757,391	$709,404

Net loss:
SecureAlert	$(12,166,134)	$(4,749,211)
Reagents	(353,661)	(43,382)
Other (unallocated)	(7,622,607)	(16,949,809)
	$(20,142,402)	$(21,742,402)

Identifiable assets:
SecureAlert	$10,255,644
Reagents	1,021,928
Other (unallocated)	983,676
Total assets	$12,261,248

(14)	SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company entered into the following transactions:

1)
The Company amended the Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock eliminating the 4.9% Conversion Limitation feature.  Thus, allowing a holder of Series A Preferred Stock to convert into common while holding more than 4.9% of the Company common stock.

2)
The Company amended the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert.  The following changes were made:  1) the royalty increased from $1.50 to $1.54, 2) at the option of the Board of Directors, the Company may redeem SecureAlert Series A Preferred stock in exchange for cash or the Company’s common stock rather than SecureAlert’s common stock, and 3) the total outstanding shares were increased from 3,500,000 to 3,590,000 shares.

3)	The Company issued 999,999 shares of common stock upon conversion of 2,703 shares of Series A Preferred Stock.

4)	The Company received the $5,673,524 in subscription receivables from the exercise of warrants.

5)	The Company and ADP Management agreed to increase the related-party line of credit from $500,000 to $5,000,000 bearing interest at 11% and extending the maturity date to August 31, 2009.

6)
Subsequent to June 30, 2007, ADP Management, Jim Dalton and David Derrick sold 6,000,000 restricted common shares to an investor at less than the then current fair market value of the common stock.  This was done to induce the investor to enlarge their commitment to the Company and to further develop a concentrated active investor base.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Additionally, statements relating to business development, strategies, marketing, acceptance of our products and services, revenues to be generated from products and services, future financing of our operations, and other similar topics may constitute or include forward-looking statements.  The Company disclaims any intention or obligation to update any forward-looking statements.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the nine months ended June 30, 2007 and 2006, the Company disposed of $1,454,784 and $0 respectively, in monitoring equipment due to units disposed of during the quarter that were initially test units that had served their useful life. This expense was classified as research and development expense.

Accounting for Stock-based Compensation

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123").

For the nine months ended June 30, 2007, the Company calculated compensation expense of $893,164 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent to October 1, 2006, the fair value of each stock option grant has been and will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 275,000 stock options to employees during the nine months ended June 30, 2007.  The Company granted 3,170,000 to employees during the nine months ended June 30, 2006. The weighted average fair value of stock options at the date of grant during the nine months ended June 30, 2007 and 2006 was $1.46 and $0.64, respectively.

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

The following are the weighted-average assumptions used for options granted during the nine months ended June 30, 2007 and 2006, respectively:

	June 30, 2007	June 30, 2006

Risk free interest rate	4.54%	4.80%
Expected life	5 Years	5 Years
Dividend yield	-	-
Volatility	145%	140%

A summary of stock option activity for the nine months ended June 30, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	275,000	1.46
Exercised	(225,000)	0.60
Forfeited	(100,000)	0.60
Expired	(25,000)	3.00
Outstanding at June 30, 2007	3,532,500	$0.67	3.03 Years	3,504,900
Exercisable at June 30, 2007	1,377,500	$0.65	2.91 Years	1,193,300

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123.  Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for nine months ended June 30, 2006, as indicated below:

June 30, 2006

Net loss applicable to common shareholders – as reported	$(20,056,976)

Add: intrinsic value of employee stock based compensation	-
Deduct: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,858)

Net loss – pro forma	$(20,070,834)

Basic and diluted loss per share – as reported	$(0.23)

Basic and diluted loss per share – pro forma	$(0.23)

Three months ended June 30, 2007, compared to three months ended June 30, 2006

Net Sales

For the three months ended June 30, 2007, the Company had net sales of $3,118,947 compared to $237,496 for the three months ended June 30, 2006, an increase of $2,881,451.   The increase in net sales resulted primarily from the increase in offender device monitoring and device sales.

SecureAlert (PAL Services) had net sales of $2,952,477 during the three months ended June 30, 2007, compared to net sales of $80,589 for the three months ended June 30, 2006, an increase of $2,871,888. These sales consisted of $1,803,700 from the sale offender tracking devices, $1,136,812 from the monitoring of offender tracking devices, and $11,965 from home and personal security systems.  Quest Guard accounted for 79% of SecureAlert’s sales during the period that relate to the bail bond and pre-trial industry.  No other SecureAlert (PAL Services) customer accounted for 10% or more of its sales.

Reagents had revenues for the three months ended June 30, 2007, of $166,470, compared to $156,907 during the quarter ended June 30, 2006. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales. The following are significant customers of Reagents accounting for more than 10% of Reagents’ sales during the period:  Fisher Scientific (30%), Thermo Shandon (14%), and Cardinal Health Medical (11%).  No other Reagents customer accounted for 10% or more of its sales.

Cost of Goods Sold

For the three months ended June 30, 2007, cost of goods sold was $2,488,366 compared to $119,408 during the three months ended June 30, 2006, an increase of $2,368,958. SecureAlert's cost of goods sold totaled $2,414,784 or 82% of SecureAlert's net sales during the three months ended June 30, 2007. Reagents' cost of goods sold was $73,582 or 44% of Reagent's net sales during the nine months ended June 30, 2007, compared to $84,513 or 54% of Reagent's net sales for the same period during the prior fiscal year. The decrease as a percentage of net sales was primarily due to an increase in material costs.

Research and Development Expenses

During the three months ended June 30, 2007 and 2006, research and development expense was $731,737 and  $876,646, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2007, selling, general and administrative expenses were $4,938,868 compared to $8,325,307 during the three months ended June 30, 2006. The decrease of $3,386,439 consisted primarily of a decrease in advertising of $59,856, consulting of $5,181,654, investment relations and banking fees of $138,729, outside services of $144,896, and other selling, general and administrative expenses of $71,384. The decrease in consulting of $5,181,654 relates primarily to the issuance of warrants and shares of common stock issued consultants in the three months ended June 30, 2006 for public relations and branding services to increase the Company presence in the capital markets.  Furthermore, the decrease of $3,386,439 in selling, general and administrative expenses was offset by increases in the following expenses:  amortization from TrackerPAL devices for non-billable units of $532,654; communication services from cellular charges on non-billable units of $458,647; depreciation of $100,967; insurance of $148,165; payroll and contract labor of $504,649; travel of $205,382; and other selling, general and administrative expenses of $259,616.

Interest Income and Expense

During the three months ended June 30, 2007, interest expense totaled $279,418 compared to $687,895 paid in the three months ended June 30, 2006. This amount consists primarily of non-cash interest expense of approximately $82,406 related to unamortized financing costs associated with shares of common stock issued for prepaid interest.

Nine months ended June 30, 2007, compared to nine months ended June 30, 2006

Net Sales

Net sales during the nine months ended June 30, 2007, were $5,757,391 compared to $709,404 in net sales during the nine months ended June 30, 2006, an increase of $5,047,987.  The increase in net sales resulted primarily from the increase in offender device monitoring and device sales.

SecureAlert (PAL Services) had net sales of $5,263,965 during the nine months ended June 30, 2007, compared to $233,521 during the nine months ended June 30, 2006.  These sales consisted of $3,133,100 from the sale of offender tracking devices, $2,083,455 in monitoring offender tracking devices, and $47,410 from home and personal security systems. Reagents had sales for the nine months ended June 30, 2007, of $493,426, compared to $475,883 during the same period in the prior fiscal year, an increase of $17,543.  This increase is due to Reagents’ significant customers ordering more products.

Cost of Goods Sold

For the nine months ended June 30, 2007, cost of goods sold was $5,059,608 compared to $345,869 during the nine months ended June 30, 2006, an increase of $4,713,739.  SecureAlert's cost of goods sold totaled $4,780,324 or 91% of SecureAlert's net sales during the nine months ended June 30, 2007.  SecureAlert’s cost of goods sold is primarily related to device costs of $2,614,572, monitoring center costs of $1,288,787, communication costs of $362,047, and amortization of $191,371.  Reagents' cost of goods sold was $279,284 or 57% of Reagent's net sales during the nine months ended June 30, 2007, compared to $242,872 or 51% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to an increase in labor costs.

Research and Development Expenses

During the nine months ended June 30, 2007 and 2006, research and development expense was $3,885,788 and  $2,030,818, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2007, selling, general and administrative expenses were $15,698,660 compared to $14,366,736 during the nine months ended June 30, 2006. The increase of $1,331,924 consisted primarily of an increase in amortization from TrackerPAL devices for non-billable units of $1,304,315, bad debt of $92,624, board of director fees of $80,000, communication services from cellular charges on non-billable units of $1,467,009, depreciation of $286,358, insurance of $282,313, legal and professional fees of $234,242, outside services of $58,356, payroll and contract labor of $1,098,200, rent of $53,126, telephone charges of $105,924, training of $53,432, travel of $404,561, and other selling, general and administrative expenses of $604,259.  Furthermore, the increase of $1,331,924 in selling, general and administrative expenses was offset by decreases in the following expenses: advertising of $32,084; consulting of $4,677,917; investment relations and banking fees of $46,237; and other selling, general and administrative expenses of $36,557.  The decrease in consulting of $4,677,917 relates primarily to the issuance of warrants and shares of common stock issued consultants in the nine months ended June 30, 2006 for public relations and branding services to increase the Company presence in the capital markets.

Interest Income and Expense

During the nine months ended June 30, 2007, interest expense totaled $836,668 compared to $6,343,793 during the nine months ended June 30, 2006.  The $836,668 consists of non-cash interest expense of approximately $249,613 related to unamortized financing costs associated with shares of common stock issued for prepaid interest.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the nine months ended June 30, 2007, the Company financed its operations primarily from the sale of equity securities and the exercise of warrants of the Company for net proceeds of $11,853,394.

As of June 30, 2007, the Company had unrestricted cash of $2,004,499 and a working capital deficit of $2,942,647, compared to unrestricted cash of $5,872,529 and a working capital of $2,410,471 at September 30, 2006.

During the nine months ended June 30, 2007, the Company's operating activities used cash of $7,505,826, compared to $7,549,124 of cash used during the nine months ended June 30, 2006. The decrease was primarily a result of an decrease in selling, general and administrative expenses and research and development costs related to SecureAlert’s TrackerPAL device.

The Company used cash of $8,215,598 for investing activities during the nine months ended June 30, 2007.  This amount consists primarily from the purchasing of TrackerPAL monitoring equipment of $7,709,275.  In addition, the Company purchased some equipment, furniture and fixtures totaling $506,323.

The Company's financing activities during the nine months ended June 30, 2007, provided cash of $11,853,394 compared to $8,998,754 during the nine months ended June 30, 2006. During the nine months ended June 30, 2007, the Company had net cash proceeds of $6,162,000 from the sale of common stock, $1,450,000 from the sale of Volu-Sol Reagents common stock, $10,758 from net advances on bank line of credit, and $4,714,572 from the exercise of options and warrants. Cash was decreased by $28,452 in dividend payments for SecureAlert Series A Preferred stock, and $455,484 in net payments on the related party line of credit.

The Company incurred a net loss of $20,142,402 through the nine months ended June 30, 2007. As of June 30, 2007, the Company had a net tangible stockholders' deficit of $2,046,503 and an accumulated deficit of $126,868,777.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2006, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  The Company's plans with respect to this uncertainty include raising additional capital from the exercise of options, sale of Volu-Sol Reagents common stock, and expanding its market for its tracking products.

There is no assurance that the Company will be successful in its plans to raise capital or meet its current financial obligations. There has been no adjustment to the financial statements included in this report should management's plans not be met.

Recent Developments

Subsequent to June 30, 2007, the Company entered into the following transactions:

1)
The Company amended the Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock eliminating the 4.9% Conversion Limitation feature.  Thus, allowing a holder of Series A Preferred Stock to convert into common while holding more than 4.9% of the Company common stock.

2)
The Company amended the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert.  The following changes were made:  1) the royalty increased from $1.50 to $1.54, 2) at the option of the Board of Directors, the Company may redeem SecureAlert Series A Preferred stock in exchange for cash or the Company’s common stock rather than SecureAlert’s common stock, and 3) the total outstanding shares were increase from 3,500,000 to 3,590,000 shares.

3)	The Company issued 999,999 shares of common stock upon conversion of 2,703 shares of Series A Preferred Stock.

4)	The Company received the $5,673,524 in subscription receivables from the exercise of warrants.

5)	The Company and ADP Management agreed to increase the related-party line of credit from $500,000 to $5,000,000 bearing interest at 11% and extending the maturity date to August 31, 2009.

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

As required by Rule 13a-15(b) under the Exchange Act, the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007.  In their evaluation, the Chief Executive Officer and Chief Financial Officer identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be “material weaknesses.”  A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

Changes in Internal Controls.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

SecureAlert, Inc. v. The Jaxara Group, LLC, et al., Case No. 2:06CV00098, United States District Court for the District of Utah:  On February 1, 2006, plaintiff SecureAlert, Inc. (“SecureAlert”) filed a Complaint against defendants Jaxara Group, LLC, Daniel Boice and Alexander Petty (collectively, “Jaxara”) in the United States District Court for the District of Utah.  The action arises out of contracts between SecureAlert and Jaxara for certain software programming work to be performed by Jaxara.  Based upon the foregoing, SecureAlert’s Complaint alleges causes of action for:  (1) Breach of Contract; (2) Breach of Express Warranty; (3) Breach of the Implied Covenant of Good Faith and Fair Dealing; (4) Fraud; (5) Constructive Fraud; (6) Declaratory Relief and (7) Federal Unfair Competition.  Jaxara thereafter on or about April 10, 2006 answered the Complaint and filed counterclaims against SecureAlert for (1) Breach of Contract; (2) Breach of the Implied Covenant of Good Faith and Fair Dealing; (3) and Unjust Enrichment.  This case has been settled by Jaxara and Jaxara will pay the Company $25,000.  Subsequent to June 30, 2007, the Company received $25,000 from Jaxara.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2007, the Company issued 41,834,832 shares of common stock as follows:

•	1,004,333 shares were issued for services performed and the settlement of a lawsuit for a value of $1,749,430.

•	22,697,083 shares were issued in connection with Series A, B and C Preferred Stock conversions.

•	750,000 shares were issued pursuant to a registration filing penalty.

•	14,302,416 shares were issued in connection with the exercise of warrants.

•	3,081,000 shares were issued for $6,162,000 in cash.

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

3.02	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB, effective December 1, 1997)

3.03	Articles of Amendment to the Fourth Amended and Restated Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock of RemoteMDx, Inc.

3.04	Articles of Amendment to the Designation of Right and Preferences of Series A Convetible Redeemable Non-Voting Preferred Stock of SecureAlert, Inc.

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006)

10.01	Distribution and Separation Agreement (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04
Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997)

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended September 30, 2001)

10.06
Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.07	Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2003)

10.08	Security Agreement between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).

10.09	Promissory Note between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).

10.10	Common Stock Purchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to the Company’s current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

10.11	Change in Terms Agreement between Citizen National Bank and the Company (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2006)

10.12	Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed on Form 8-K in November 2006).

10.13
Common Stock Purchase Warrant between the Company and VATAS Holding GmbH dated November 9, 2006 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).

10.14
Settlement Agreement and Mutual Release between the Company and Michael Sibbett and HGR Enterprises, LLC, dated as of February 1, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).

10.15
Distributor Sales, Service and License Agreement between the Company and Seguridad Satelital Vehicular S.A. de C.V., dated as of February 5, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).

10.16
Distributor Agreement between the Company and Quest Guard, dated as May 31, 2007 (portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

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

REMOTEMDX, INC.

Date: August 14, 2007	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Michael G. Acton
Michael G. Acton,
Principal Accounting Officer