Form 10KSB
period 2007-09-30
REMOTE MDX INC
filed 2008-01-15
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to __________.

Commission file number 0-23153

REMOTEMDX, INC.
(Name of small business issuer in its charter)

UTAH	87-0543981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 West Civic Center Drive Suite 400 Sandy, Utah	84070
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (801) 451-6141

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
Yes    X      No ____

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
Yes ____    No   X

Issuer's revenues for the fiscal year ended September 30, 2007, were $8,570,540.  Aggregate market value of the voting stock held by non-affiliates of the registrant at December 14, 2007, was approximately $367,819,972.

There were 130,455,291 shares of common stock of the registrant outstanding as of December 14, 2007.

Transitional Small Business Disclosure Format (Check one):
Yes ____    No   X

PART I

Item 1.    Description of Business

General

RemoteMDx, Inc. (“RemoteMDx” or the “Company”), markets and sells patented wireless location technologies and related monitoring services mostly to the criminal justice system.  The RemoteMDx products and monitoring services feature wireless products that utilize Global Positioning Satellite (“GPS”) and cellular technologies in conjunction with a monitoring center.  The Company has developed a tracking device, TrackerPAL, which is being used to monitor convicted offenders who are on probation or parole in the criminal justice system.  The Company’s technologies and services benefit the penal system by allowing law enforcement officials to respond immediately to criminal activity by convicted offenders.  Law enforcement officials are able to monitor the location of offenders and parolees wearing the TrackerPAL product.

The Company has identified a growing need in the parole/probation market, which at the end of 2006 included 5,035,225 adult men and women on supervised probation or parole in the United States criminal justice system according to the U.S. Department of Justice Bureau of Justice Statistics. In order to meet the needs of this growing demand, the Company has developed TrackerPAL, a wireless device that works in conjunction with our monitoring center to monitor the location of parolees and persons on probation or under travel restrictions as part of their sentencing.

We derive our revenues from the following sources:

•	Product Sales – Occasionally, we sell our TrackerPAL devices as part of a monitoring contract. In addition, the Company sells home security and Personal Emergency Response Systems (“PERS”).

•	Monitoring Services – Following activation, our TrackerPAL customers pay a daily monitoring fee for monitoring services provided by us through a subsidiary corporation, SecureAlert, Inc.

•	Medical Diagnostic Stains – Through another subsidiary corporation, we also sell medical diagnostic stains and equipment to laboratories throughout the United States.

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with Matsushita Electric Works (“MEW”) and from sales of telematic products and services under marketing agreements.  (“Telematic” means any wireless communication system designed for the collection and dissemination of data.)  To date these royalty agreements have not produced any royalty income.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the parolee and probation market and, to a lesser extent, the health monitoring industry.

Background

We have been engaged in our original business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. Since 1997, this business has been conducted through a subsidiary, Volu-Sol Reagents Corporation.  Our remote health monitoring and diagnostic business is conducted under the names “Remote Medical Diagnostics” and “RemoteMDx.”  In July 2001, we acquired and now operate the business conducted by SecureAlert, Inc.  SecureAlert’s business involves manufacturing and marketing mobile emergency products, worn on the body, that focus on the parolee and probation market.

Our primary founders and owners are David Derrick (“Derrick”) and James Dalton (“Dalton”), who are identified in this report under Item 9, Directors and Executive Officers.

In April 2000, we entered into a research agreement with Battelle Memorial Institute (“Battelle”), a large research and development firm, to assist us in developing our technology for remote monitoring and personal medical diagnostics.  Although the agreement with Battelle expired in November 2002, it resulted in the development of designs and technologies included in our current TrackerPAL product.

In July 2001, we acquired SecureAlert and added its patents and technology to our business.  In October 2001, we began developing our telematic monitoring center in conjunction with Bishop Engineering (“Bishop”), an innovator in telematic and GPS technologies. By July 2002, this collaboration with Bishop culminated in the development of a monitoring center jointly operated with Aradiant Corp (“Aradiant”). When the agreement between Aradiant and the Company expired in July 2004, we moved the monitoring center from its location in the San Diego area to the Company’s headquarters in Salt Lake City.  This move allows the Company to better manage and control the monitoring center and its employees. The monitoring center and its related services help us serve our customers in the criminal justice industry.

In April 2002, we entered into a manufacturing and product development agreement with MEW. This strategic alliance included an equity investment in the Company by MEW and an arrangement under which MEW was designated our preferred manufacturer, and the Company agreed to act as MEW’s preferred worldwide service provider for GPS products.  During 2002 and 2003, working with MEW and another manufacturer, we successfully designed and began to market products that combine cellular technology, including our patented single-button emergency feature, and GPS, allowing the two systems to work simultaneously in a single unit.  No services were performed for the Company by MEW during fiscal year 2007.

Marketing

Over the past three years, we have developed our menu of services and core technologies.  We look to expand our sales of these products and services by relying on and establishing our distribution network.  In fiscal year 2006, approximately 37% of our revenues were derived from the sale of these products and services.  In fiscal year 2007, approximately 92% of our revenues were derived from the sale of these products and services.  We expect to see this percentage increase in the future as we pursue our business plan to emphasize these services.  Our primary sales effort will be focused on the parole/probation market.

Under our current business model, the majority of our customers lease our TrackerPAL devices. TrackerPAL devices are leased on a contract (usually at least one year) and can only be cancelled as the contract expires.  We may also pay a monthly fee to dealers or distributors for each contract originated through that dealer or distributor.

According to the United States Department of Justice, Bureau of Justice Statistics, in the United States there were approximately 5.0 million adult men and women who were on supervised probation or parole in 2006.  This number is expected to continue to grow as state budget deficits are requiring prisons to be closed, putting additional pressure on the already swelling parole and probation market.  During 2006, the probation population grew by approximately 1.7% which represented an increase of 70,266 probationers.

At year-end 2006, a total of 798,202 adult men and women were on parole or mandatory conditional release following a prison term.  The population grew by 17,586 parolees or 2.3% during 2006.

In 2006, there were more than 7.2 million adults in prison, in jail, or on probation or parole in the United States, with this figure growing at the rate of approximately 2.6% per year.  This equaled approximately 2.3% of the U.S. population or about 1 in every 32 adults.

This increase has strained the ability of parole officers and supervisors to manage the burgeoning growth in parolees. In response to this problem, RemoteMDx has created a product and service called the TrackerPAL Network (the “Network”).

We believe the Network and its accompanying products that are and will be marketed and sold by RemoteMDx will create a shift in the parole/probation market. The Network strategy transforms the current market to one that provides offender monitoring products and services. The Network allows a supervisor to manage dozens of parolees simultaneously. Under the Network program, a parolee is required to wear the device twenty-four hours a day, seven days a week, which allows the monitoring center to actively monitor where the parolee is located.  The computer at the monitoring center automatically checks to make sure that the parolee is within inclusion areas and does not enter any exclusionary zones. At any sign of problems, the monitoring center can contact the parolee directly and, if necessary, put the parole officer in direct contact with the parolee. The parole officer can also access a secured web site that shows where the parolee is and where he has been, allowing the supervisor to better manage the parolee.

The operator can provide a multitude of services for the supervising officer. The various services offered are as follows:

•	24/7 nationwide two-way voice communication;
•	Automated reporting of location and alarms;
•	Inclusion and exclusion area alarms;
•	Proximity alarm;
•	Automated alert notification;
•	Tamper resistant band and alarm;
•	Battery status alerts;
•	Web-based real-time tracking;
•	Active monitoring; and
•	Enhanced GPS/GSM location.

Research and Development Program

General Information

GPS technology utilizes highly accurate clocks on 24 satellites orbiting the earth owned and operated by the U.S. Department of Defense.  These satellites are designed to transmit their identity, orbital parameters and the correct time to earthbound GPS receivers at all times.  Supporting the satellites are several radar-ranging stations maintaining exact orbital parameters for each satellite and transmitting that information to the satellites for rebroadcast at frequencies between 1500 and 1600 MHz.

A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellites, algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level.  The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.

During the year ended September 30, 2007, we spent $4,708,256 on research and development. This compares to $2,087,802 spent on research and development for the year ended September 30, 2006.  During the years ended September 30, 2007 and 2006, the Company disposed of $1,454,784 and $0 respectively, in monitoring equipment that were initially test units that had served their useful life.  This expense, net of amortization, was classified as research and development expense.

TrackerPAL

We have worked with nexAira, Inc. (“nexAira”) to develop our TrackerPAL product.  nexAira is a Canadian firm that specializes in hardware and software development in the areas of GPS, GSM (“Global System for Mobile communication”) and GPRS (“General Packet Radio Service”). It is the preferred distributor of GPS chip sets manufactured by Motorola. nexAira is recognized for its rapid development cycles and expertise in both the cellular and GPS areas.

The Company’s Offender Tracking Device (“OTD”) System required the design and development of four devices:

•	Ankle electronics, a wireless body-worn tracking device;
•	OTD-Cuff, a single-use, security-enabled band used to fasten the ankle electronics to the offender;
•	Fixture for charging up to 2 batteries at once; and
•	Rechargeable battery pack, a custom-tooled battery used to power the ankle device.

The OTD allows a monitoring center to track the location of an offender and the offender’s attempts to tamper with the device. When the device is attached to an offender’s ankle and activated, it makes use of a GPS receiver to determine the offender’s position and a cellular wireless link to communicate these coordinates to the monitoring center. The center can contact an offender whenever the device is within cellular signal reception, using the integrated cellular speakerphone. Automatic alerts can be sent to the server when the wearer travels outside a specified area or attempts to enter an “off limits” area. The OTD is water resistant to 3 meters.

The ankle strap or OTD-Cuff is a reinforced band used to secure the device to the offender. The strap is permanently fixed to the offender and requires the destruction of the strap for removal. The strap incorporates two braided steel cables that ensure the strap cannot be stretched and to make the strap highly cut resistant.  An intelligent optic continuity circuit alerts the monitoring center of attempts to tamper with or remove the strap. The strap is made to be inexpensive yet strong while the optical continuity, embedded in the strap, assists in making it very difficult to circumvent and remove without detection.

Development of Monitoring Center

As we developed prior product lines, we simultaneously worked to create the SecureAlert monitoring center. In contrast with a typical monitoring center, our monitoring center is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology.  This capability is referred to as telematic.  The operator’s computer screen can identify the caller as well as locate the caller’s precise location on a detailed map.  The Company believes the monitoring center is the cornerstone of our business; and therefore, an operator goes through extensive training to insure professional service is provided to the supervising parole officer and individuals wearing the TrackerPAL OTD device.

In order to prepare for an increase in TrackerPAL devices to be monitored, the Company is in the process of building up the monitoring center to effectively monitor these devices.  In order to increase the efficiencies in the monitoring center, the Company is developing software to further expand service automation in the processing of alarms and operational events resulting in increased operator efficiency and ability to manage more devices.   The automation of alarms includes pre-recorded responses to inform the offender of the alarm and to resolve the issue.  If the issue is not timely resolved, an operator will become involved and take the additional necessary actions according to protocols set up by the customer.  The Company anticipates one operator will be able to manage over 230 active devices after the software is fully developed.

TrackerPAL Enhancements and Revisions

During the year ended September 30, 2007, the Company discovered several problems with the TrackerPAL device. These problems involved:  1) water ingression into the device; 2) battery and charger life and functionality; 3) GPS signal strength; and 4) device becoming aesthetically damaged while removing it from an offender.  The Company outlined a six-month plan to resolve these issues while maintaining operations.  Implementation of the plan to resolve these issues is expected to be completed by March 31, 2008.  Steps taken or underway to address the problems include the following:

•
The Company has waterproofed the device by applying a chemical-based ‘weld’ around the back panel seam and augmenting the seal integrity of the rear hatch of the device thus, significantly minimizing water ingression into the device.

•
The average battery operation time is approximately 14 hours. The Company has discovered the battery life can be extended if the electrical connectivity between the battery and the device is improved. Each battery has contact pins which transmit the power from the battery to the device. However, these battery pins at times become dirty, impeding transmitting the power from the battery to the device that reduces operational time. The Company is currently in the process of implementing multiple enhancements to improve the battery connectivity between the battery and the device.

•
The Company has encountered irregularities with the battery chargers due to a manufacture’s Integrated Ciruit (“IC”) chip design flaw resulting in inconsistent charger behavior.   The battery charger issue can only be fully addressed by replacement of these IC chips.  The Company’s contract manufacturer is in the process of swapping out these battery chargers from the field, replacing the IC chip, and redeploying the charger.

•
The Company has experienced cellular issues due to the GPS antenna currently used in the device. The Company is redesigning and will install a new cellular antenna that will improve coverage and enhance tracking offenders using the device.

•
The current strap design of the device uses custom security screws covered by cosmetic caps. Usability improvements have been implemented for both the screws and the caps. The Company has noticed devices becoming damaged as a result of screws becoming stripped. The improvements to the attachment mechanism have dramatically reduced the likelihood to strip screw and have made the strap easier to install. The cosmetic cap improvements have made it easier for authorized personnel to remove the cap; thus, avoiding the early potential to scar outer housing of the OTD when being removed from the ankle. Enhancing the strap design with new screws will mitigate the stripping of screws and damaging of the device when it is being removed.

TrackerPAL Next Generation

The Company is in the process of developing a new OTD.

This device will include all the current functionality of the TrackerPAL device along with providing indoor tracking capabilities as well as drug and alcohol monitoring.  The release date for this product is projected to be at the end of the 2008 fiscal year.

Intellectual Property

We own four patents in the United States and one patent in China and we have six patents pending in the United States and eight pending internationally.  The following table contains information regarding our patents and patent applications; there can be no assurance given that the applications will be granted or that they will, if granted, contain all of the claims currently included.

Patent Title	Application /Patent Number	Filing / Issue Dates	Status

Emergency Phone With Single Button activation	7,251,471	7/31/07	Issued

Remote Tracking and Communication Device	11/202,427	8/10/05	Allowed

Remotely Controllable Thermostat	6,260,765	7/17/01	Issued

Emergency Phone with Alternate Number Calling Capability	7,092,695	8/15/06	Issued

Multiple Emergency Response Services Combination Emergency Phone and Personal Audio Device	6,285,867	9/4/01	Issued

Alarm and Alarm Management System for Remote Tracking Devices	11/489,992	7/14/06	Pending

A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between Device and a Monitoring Center	11/486,989	7/14/06	Pending

A Remote Tracking System with a Dedicated Monitoring Center	11/486,976	7/14/06	Pending

Remote Tracking System and Device with Variable Sampling	11/486,991	7/14/06	Pending

Methods for Establishing Emergency Communications Between a Communications Device and a Response Center	11/830,398	7/30/07	Pending

Remote Tracking and Communication Device	PCT/US2006/030432	8/4/06	Published

Emergency Phone with Single-Button Activation	ZL 01807350.6	10/5/05	Issued

Emergency Phone with Single-Button Activation	EP 01924386.4	3/28/01	Pending

Emergency Phone with Single-Button Activation	JP 2001-571568	3/28/01	Pending

Alarm and Alarm Management System for Remote Tracking Devices	PCT/US2007/072736	7/3/07	Pending

A Remote Tracking Device and a System and Method for Two-Way Communication Between the Device and a Monitoring Center	PCT/US2007/072740	7/3/07	Pending

A Remote Tracking System with a Dedicated Monitoring Center	PCT/US2007/072743	7/3/07	Pending

Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	PCT/US2007/072746	7/3/07	Pending

During the year ended September 30, 2007, the Company sold three patents to an unrelated entity for a total purchase price of $2,400,000.  A description of each patent sold is shown below:

Patent Title	Application /Patent Number	Filing / Issue Dates	Status

Interference Structure for Emergency Response System Wristwatch	6,366,538	4/2/02	Sold

Emergency Phone for Automatically Summoning	6,226,510	5/1/01	Sold

Panic Button Phone	6,044,257	3/28/00	Sold

As of December 14, 2007, the Company received $1,800,000 and the remaining $601,578 is currently shown as a note receivable which includes accrued interest.  The note is due on March 15, 2008 and bears interest at 6% per annum.  On December 20, 2007, the Company sold and assigned its rights under Patent Number 6,636,732 (issued October 21, 2003) for the sum of $2,400,000.  Half the purchase price was paid at the time the agreement was executed and a total of $1,200,000 of the purchase price for this patent assignment is payable on or before January 11, 2008.

We also own the following Trademarks:

Mark	Application Number	Registration Number	Status/Next Action

MOBILE911	75/615,118	2,437,673	Registered

MOBILE911 SIREN WITH 2-WAY VOICE COMMUNICATION & Design	76/013,886	2,595,328	Registered

WHEN EVERY SECOND MATTERS	76/319,759	2,582,183	Registered

MOBILEPAL	78/514,031	3,035,577	Registered

HOMEPAL	78/514,093	3,041,055	Registered

PAL SERVICES	78/514,514	3,100,192	Registered

REMOTEMDX	78/561,796		Allowed-Awaiting Statement of Use

TRACKERPAL	78/843,035	3,345,878	Registered

MOBILE911	78/851,384	3,212,937	Registered

TRACKERPAL	CA 1,315,487		Pending

TRACKERPAL	MX 805,365	960954	Registered

Strategic Relationships

We believe one of the Company’s strengths is the high quality of our strategic alliances.  Our primary alliances are described below.

nexAira, Inc.

nexAira, Inc. (“nexAira”) isa Canadian firm that specializes in hardware and software development in the areas of GPS, GSM and GPRS. It is the preferred distributor of GPS chip sets manufactured by Motorola and is recognized for its rapid development cycles and expertise in both the cellular and GPS areas.  nexAira performs research and development for the Company on a contractual basis.  Subsequent to September 30, 2007, nexAira, Inc. changed its name to Puracon, Inc.

Spectrum Design Solutions, Inc.

Spectrum Design Solutions, Inc., (“Spectrum”) is a United States company specializing in development and design of cellular and GPS products.  The Company has contracted with Spectrum to provide hardware and software development with the development of the Company’s next generation product of the TrackerPAL device.

Dynamic Source Manufacturing

Dynamic Source Manufacturing (“DSM”) located in Calgary, Alberta, Canada, is an electronics manufacturing company that delivers a full range of services to its clients.  From quickturn prototyping to high volume turnkey manufacturing, DSM has the resources available to manufacture all types of printed circuit boards.  DSM manufactures the Company’s TrackerPAL product.

Competition in Parolee/Probation Market

We have identified the following entities that appear to compete directly in one or more of our markets:

•	ProTech Monitoring Inc., Odessa, FL– This company has satellite tracking software technology that operates in conjunction with the GPS and wireless communication networks.

•	ISecuretrac Inc., Omaha, NE – This company supplies electronic monitoring equipment for tracking and monitoring persons on pretrial release, probation, parole, or work release.

•	Sentinel Security and Communications, Inc., Rochester NY– This company supplies monitoring and supervision solutions for the offender population.

•	Omni Link, Alpharetta, GA – This company provides a one-piece device combined with GPS and cellular networks to electronically track an individual.

The Company faces intense competition, including competition from these and possibly other entities that are more established and have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.

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

Many of the companies currently in the offender tracking and diagnostic markets may have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than those available to us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies, and public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing in the medical diagnostic arena. Many of these competitors have products or techniques approved or in development and operate large well-funded research and development programs in the field.  Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.

The Company faces competition based on product efficacy, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that its competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

Dependence on Major Customers

During fiscal year 2007, three customers accounted for more than 10% of sales.  QuestGuard accounted for approximately 38% ($3,229,760) of sales; Electronic Monitoring Services accounted for approximately 12% ($1,000,000); and Seguridad Satelital Vehicular accounted for approximately 11% ($928,800) of sales.  The loss of any one of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us except for maintaining exclusive territory rights.

Dependence on Major Suppliers

During the year ended September 30, 2004, the Company cancelled its agreement with its former cellular provider and entered into an agreement with a new vendor.  In the year ended September 30, 2006, the Company entered into several agreements with other cellular organizations to provide cellular services.  The costs to the Company for these services during the fiscal years ended September 30, 2007 and 2006 were approximately $3,020,390 and $290,000, respectively.

The Company has established a relationship with Dynamic Source Manufacturing (DSM) to manufacture the TrackerPAL device.  All monitoring leased equipment has been manufactured by DSM.  Should the relationship between DSM and Company cease, the Company would need to find another company to manufacture the device which could limit the ability to lease additional monitoring equipment.

Employees

As of December 14, 2007, the Company had 106 full time employees and 3 part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  The Company has never experienced a work stoppage and management believes that the relations with employees are good.

Item 2.  Description of Property

We entered into a 40-month lease for approximately $17,600 per month, in March 2005, consisting of approximately 11,400 square feet of office space at 150 West Civic Center Drive, Sandy, Utah.  This facility serves as our monitoring center and corporate headquarters.  We moved into these facilities during the fourth fiscal quarter of 2005.  The Company anticipates renewing this lease and staying at its current location.

We also have leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah.  These premises also serve as the manufacturing, warehouse and shipping facilities for our subsidiary, Volu-Sol Reagents Corporation.  This lease has been renewed and now expires in November 2010 with monthly base rent of $6,600, subject to annual adjustments according to changes in the Consumer Price Index.

Management believes that these facilities are sufficient to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

Onyx Consulting Group, LLC v. RemoteMDx, Inc., American Arbitration Association Case No. 13 148 Y 01000 07, in New York, New York.  On or about May 3, 2007, Onyx Consulting Group, LLC (“Onyx”) initiated an arbitration proceeding against the Company with the American Arbitration Association (“AAA”).  The dispute arises out of an agreement between Onyx and the Company pursuant to which Onyx agreed to provide investor relations services to the Company.  On October 9, 2007, Onyx served its Statement of Claim, in which it asserted a claim for breach of contract, seeking as damages 750,000 shares of restricted RemoteMDx common stock it claims it is due under the agreement.  An arbitrator has been appointed but discovery has not yet commenced.  The arbitration hearing is scheduled for April 30-May 2, 2008.  The Company has asserted counterclaims against Onyx for breach of contract and rescission.  The Company intends to vigorously defend itself against Onyx’s claim and to prosecute its counterclaims against Onyx.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

SecureAlert, Inc. v. The Jaxara Group, LLC, et al., Case No. 2:06CV00098, United States District Court for the District of Utah.  On February 1, 2006, SecureAlert filed a complaint for breach of contract and other claims against defendants Jaxara Group, LLC, Daniel Boice and Alexander Petty (collectively, “Jaxara”) in the United States District Court for the District of Utah.  The action arose out of contracts between SecureAlert and Jaxara for certain software programming work to be performed by Jaxara.  Jaxara responded by asserting breach of contract and other counterclaims against SecureAlert.  Although SecureAlert believed its claims to be meritorious, in June 2007, SecureAlert agreed to settle the action based primarily on Jaxara’s limited financial ability to pay any judgment obtained in the action.  SecureAlert received Jaxara’s $25,000 settlement payment in July 2007, and pursuant to the parties’ stipulated request for dismissal, the Court dismissed the entire action with prejudice on August 22, 2007.

Strategic Growth International, Inc. v. RemoteMDx, Inc., Case No. 06 Civ. 3915, in the United States District Court for the Southern District of New York.  On May 23, 2006, the plaintiffs Strategic Growth International, Inc. (“SGI”), Richard E. Cooper and Stanley S. Altschuler (collectively, the “SGI Defendants”) filed a complaint against the Company.  This action was filed in response to an action previously filed by the Company against SGI in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations services to be performed by SGI.  The SGI Defendants’ complaint alleges a single claim for breach of contract and seeks recovery of: 1) the balance they claim remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock.  In its answer and counterclaims, the Company denied the SGI Defendants’ allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, with the approval of the court, the Company amended its answer and counterclaims to assert an additional claim against SGI for fraudulent inducement.  The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  Discovery is ongoing and a final pretrial conference is set for January 16, 2008.  The Company intends to vigorously defend itself against the SGI Defendants’ claim and to prosecute its counterclaims against the SGI Defendants.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Market Information.  Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol “RMDX.OB.”  The following table sets forth, for the fiscal periods indicated the closing price for our common stock.  The sales information is available online at http://otcbb.com.

2006	Closing Price
First Quarter	$0.90
Second Quarter	$0.70
Third Quarter	$1.75
Fourth Quarter	$1.99

2007
First Quarter	$1.59
Second Quarter	$1.53
Third Quarter	$1.68
Fourth Quarter	$2.77

Holders.  As of December 14, 2007, there were approximately 3,300 holders of record of the common stock and approximately 130,455,291 shares of common stock outstanding. We also have 19 shares of Series A preferred stock outstanding, held by one shareholder, convertible into a minimum of approximately 7,178 shares of common stock, as well as 10,999 shares of Series B preferred stock outstanding held by 6 shareholders, that at present are convertible into approximately 113,783 shares of common stock.  We also have granted options and warrants for the purchase of approximately 16,033,443 shares of common stock.  As discussed elsewhere in this Report, we may be required to issue additional shares of common stock or preferred stock to pay accrued dividends, or to comply with anti-dilution adjustments to the conversion rights of present or former preferred shareholders.

Dividends.  Since incorporation, we have not declared any dividends on our common stock.  We do not anticipate declaring a dividend on the common stock for the foreseeable future.  The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred or common stock, at our option.  To date all such dividends have been paid by issuance of preferred stock, valued at $200 per share of preferred.  We are not required to pay and do not pay dividends with respect to the Series B Preferred Stock.   During the years ended September 30, 2007 and 2006, the Company recorded $550,603 and $642,512 in dividends paid on Series A and C Preferred Stock, respectively.

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

Recent Sales of Unregistered Securities

The following information summarizes certain information for all securities we have sold during the fiscal year covered by this report without registration under the Securities Act of 1933, as amended (“Securities Act”).

Fiscal Year 2007

During the year ended September 30, 2007, we issued 47,205,232 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, as amended, as follows:

•	750,000 shares were issued to an entity in connection with a registration rights penalty valued at $663,000.

•	500,000 shares were issued to a related party to extend the line-of-credit agreement valued at $800,000.

•	3,067,853 shares were issued for services in the amount of $4,838,189;

•	24,339,616 shares were issued upon the conversion of Preferred Stock of the Company;

•	3,081,000 shares were issued for $6,162,000 in cash;

•	15,466,763 shares were issued from the exercise of options.

Subsequent to September 30, 2007, the Company entered into the following transactions involving the issuance of securities:

•	2,854,453 shares of common stock were issued upon the exercise of options providing $2,800,700 in cash to the Company.

•	175,753 shares of common stock were issued to the holders of SecureAlert Series A Preferred stock for accrued dividends.

•	15,000 shares of common stock were issued upon the conversion of preferred stock.

•	70,000 shares were issued as consideration for services rendered valued at $480,700.

•
Effective December 1, 2007, the Company entered into a purchase agreement to acquire 51% of the issued and outstanding capital stock of Midwest Monitoring & Surveillance, Inc. (“MM&S”) with, at the Company’s option, the right to acquire the remaining 49% of MM&S capital stock. The consideration for the initial purchase of 51% of the outstanding MM&S shares, which will give control of MM&S to the Company, is $3.4 million, $1,800,000 payable in cash and 438,000 shares of the Company’s common stock.

•
Effective December 1, 2007, the Company entered into a purchase agreement to acquire 51% of the issued and outstanding capital stock of Court Programs, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Florida (the “CP Entities”) with, at the Company’s option, the right to acquire the remaining 49% of CP Entities capital stock.  The consideration for the initial purchase of 51% of the outstanding CP Entities shares, which will give control of CP Entities to the Company, is $1,145,500, $300,000 payable in cash and 212,000 shares of the Company’s common stock.

•
Subsequent to September 30, 2007, the Company entered into a stock redemption agreement with SecureAlert Series A Preferred Stock shareholders to redeem all outstanding shares for $6,863,695 in cash and 3,000,000 shares of common stock. The stock redemption agreement will in effect amend the Designation of Rights and Preferences of the SecureAlert Series A Convertible Redeemable Non-Voting Preferred Stock. The redemption price will eliminate all future dividends payable to SecureAlert Series A Preferred Stock shareholders.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act and regulations promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.

THIS REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY REMOTE MDX TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY SECTION 21E OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY REMOTE MDX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  WHEN USED IN THIS REPORT, WORDS SUCH AS “BELIEVES,” “EXPECTS,” “INTENDS,” “PLANS,” “ANTICIPATES,” “ESTIMATES,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS” AND UNDER THE HEADING “CERTAIN SIGNIFICANT RISK FACTORS” BELOW.  THE COMPANY DISCLAIMS ANY OBLIGATION OR INTENTION TO UPDATE ANY FORWARD–LOOKING STATEMENT.

Recent Developments

Following September 30, 2007, we entered into several material transactions that are not reflected in the results of operations for the year then ended.  These included the following:

•	The assignment of one patent for a total consideration of $2,400,000.
•
The acquisition of Midwest Monitoring & Surveillance, Inc., a Minnesota corporation (“MM&S”) engaged in the sale of monitoring equipment and services, for cash and common stock of the Company.  The total purchase price for 51% of the outstanding capital stock of this entity was $3,400,000, payable by delivery of $1,800,000 cash and up to 438,000 shares of the Company’s common stock.  We also acquired an option to purchase the remaining outstanding shares of MM&S on or before March 1, 2009.

•
The acquisition of Court Programs, Inc. and its affiliated entities (“CPI”), engaged in the sale of monitoring equipment and services, for $1,147,500, payable by delivery of cash of $300,000 and 212,000 shares of the Company’s common stock.  We also acquired an option to purchase the remaining outstanding shares of CPI on or before March 1, 2009.

Summary Financial Information

The following table summarizes our results of operations for the last two completed fiscal years.

Summary Consolidated Statements of Operations Data

	Year Ended September 30,
	2007	2006
Net sales	$8,570,540	$1,070,141
Cost of goods sold	8,974,174	940,132
Gross profit (loss)	(403,634)	130,009
Research and development expenses	4,708,256	2,087,802
Selling, general, and administrative expenses	20,217,587	16,025,373
Royalty settlement expense	1,759,010	-
Loss from operations	(27,088,487)	(17,983,166)
Gain on sale of intellectual property	2,400,000	-
Other income (expenses):
Derivative valuation gain (loss)	-	629,308
Loss on revalued registration rights	(663,000)	-
Loss on sale of asset	(228,800)	-
Minority interest allocation	153,772	-
Interest and other income	602,176	97,190
Interest expense	(1,198,573)	(6,541,077)
Net loss	$(26,022,912)	$(23,797,745)

Fiscal Year Ended September 30, 2007, Compared to Fiscal Year Ended September 30, 2006

Results of Operations

Net Sales

During the fiscal year ended September 30, 2007, the Company had net sales of $8,570,540 compared to net sales of $1,070,141 for the fiscal year ended September 30, 2006, an increase of $7,500,399.  This increase is due primarily to increased revenues from the sale or lease of our TrackerPAL products and related monitoring services.  During the year ended September 30, 2007, our SecureAlert subsidiary provided net sales of $7,915,209 compared to net sales of $391,600 for the year ended September 30, 2006, an increase of approximately 1,921%.  These sales consisted of $4,133,100 from the sale of offender tracking devices, $3,721,268 in monitoring offender tracking devices, and $60,841 from home and personal security systems. Net sales by Volu-Sol Reagents Corporation (“Reagents”) for the fiscal year ended September 30, 2007, were $655,331 compared to $678,541 in fiscal year 2006, a decrease of approximately 3%.

Cost of Goods Sold

During the fiscal year ended September 30, 2007, cost of goods sold totaled $8,974,174, compared to cost of goods sold in fiscal 2006 of $940,132.  This increase is due primarily to the increase in sales of TrackerPAL.  SecureAlert’s cost of goods sold totaled $8,488,442, or 107% of its net sales in 2007, compared to $569,664, or 145% for fiscal 2006.  SecureAlert’s cost of goods sold is primarily related to device costs of $4,251,124, monitoring center costs of $1,782,490, communication costs of $821,656, disposal of units of $472,132, commissions of $262,655, device enhancements of $194,704, home security and PERS costs of $139,162, amortization of $118,980, accessories of $80,904, and location and other costs of $364,635.  The disposal of units cost of $472,132 relate primarily to the water ingression and strap design problems experienced by the Company.  Reagents’ cost of goods sold totaled $485,732 in fiscal 2007, compared to $370,468 for the year ended September 30, 2006, an increase of $115,264 or approximately 31% from the prior fiscal year.

Research and Development Expenses

During the fiscal year ended September 30, 2007, the Company incurred research and development expenses of $4,708,256 compared to similar expenses in 2006 totaling $2,087,802. This increase is due primarily to expenses associated with the development of the TrackerPAL device for the parolee market.  Included in the $4,708,256 of research and development expense for the year ended September 30, 2007 is $1,454,784 in monitoring equipment disposed of that were initially test units that had served their useful life.  The Company does not expect to dispose of a significant number of test units in the future.  We expect research and development expenses to continue in the future due to ongoing research and development related to our TrackerPAL device and accessories.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2007, the Company’s selling, general and administrative expenses totaled $20,217,587, compared to $16,025,373 for the fiscal year ended September 30, 2006. This increase of $4,192,214 is the result of an increase in amortization from TrackerPAL devices for non-billable units of $826,425, bad debt of $319,758, board of director fees paid in shares of common stock valued at $110,000, communication services from cellular charges on non-billable units of $2,266,627, depreciation of $355,568, insurance of $363,142, lease of $156,439, payroll and payroll taxes of $1,337,032, rent of $85,671, telephone of $139,805, training expenses of $71,161, travel of $592,058, and other selling, general and administrative expenses of $481,730.  Furthermore, the increase of $7,105,416 in selling, general and administrative expenses was offset in part by decreases in the following:  consulting expense of $2,184,896, investment relations and banking fees of $411,934, legal fees of $114,538, and other selling, general and administrative expenses of $201,834.  Selling, general and administrative expenses of $20,217,587 for the year ended September 30, 2007 included $8,074,126 of non-cash expense primarily related to the issuance of warrants and shares issued to consultants for services provided to the Company.

Royalty Settlement Expense

During the fiscal year ended September 30, 2007, the Company issued 1,188,520 shares of common stock valued at $1,759,010 ($1.48 per share) to settle an outstanding obligation to pay $0.10 for each active TrackerPAL device per day.

Gain on sale of intellectual property

During the fiscal year ended September 30, 2007, the Company sold three patents to an unrelated entity for $2,400,000.  The patents are as follows:  Interference Structure for Emergency Response System Wristwatch ( No. 6,366,538 issued on April 2, 2002), Emergency Phone for Automatically Summoning (No. 6,226,510 issued on May 1, 2001), and Panic Button Phone (No. 6,044,257 issued on March 28, 2000).

Other Income and Expense

During the fiscal year ended September 30, 2007, interest expense was $1,198,573, compared to $6,541,077 in fiscal year 2006.  The $1,198,573 consists of non-cash interest expense of approximately $396,019 related to unamortized financing costs associated with warrants and shares of common stock issued for prepaid interest.

Net Loss

The Company had a net loss for the year ended September 30, 2007, totaling $26,022,912, compared to a net loss of $23,797,745 for fiscal year 2006.  This increase is due primarily to expenses associated with the development of the TrackerPAL device for parolees, related increase in selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources

September 30, 2007

The Company has not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2007, the Company supplemented cash flows with funding from the sale of equity securities and exercise of options and warrants.

At September 30, 2007, the Company had unrestricted cash of $5,556,275, compared to cash of $5,872,529 at September 30, 2006. At September 30, 2007, the Company had working capital of $2,596,985, compared to working capital of $2,410,471 at September 30, 2006.  The change in working capital primarily resulted from the sale of devices which increased our accounts receivable balance at September 30, 2007.

During fiscal year 2007, the Company’s operating activities used cash of $14,172,509, compared to $11,397,627 cash used in 2006.

Investing activities for the year ended September 30, 2007, used cash of $4,257,390, compared to $3,333,983 of cash used by investing activities in the year ended September 30, 2006.

Financing activities for the year ended September 30, 2007, provided $18,113,645 of net cash compared to $20,188,103 of net cash provided by financing activities in the year ended September 30, 2006.

The Company had net payments of $503,310 on a related-party line of credit, dividend payments on SecureAlert Series A of $28,452.  Subsequent to September 30, 2007, the Company issued 175,753 shares of common stock for SecureAlert Series A Preferred stock dividends from January to June 2007.  The Company also entered into an agreement with the holders of the SecureAlert Series A Preferred that provides for the redemption of these securities and eliminates the obligation to make future payments of dividends with respect to these securities.  The Company had payments of $366,126 on long and short-term notes payable during the year ended September 30, 2007.

The Company had proceeds from the issuance of common stock of $6,162,000 and $1,550,000 from the issuance of Reagents common stock.  In addition, the Company received $328,000 from the issuance of debt and $10,971,533 from the exercise of options and warrants.

During fiscal year 2007, the Company incurred a net loss of $26,022,912 and negative cash flows from operating activities of $14,172,509, compared to a net loss of $23,797,745 and negative cash flows from operating activities of $11,397,627 for the year ended September 30, 2006.  As of September 30, 2007, the Company’s working capital was $2,596,985 and the Company had a net tangible stockholders’ equity of $1,625,527 and accumulated deficit of $132,749,287.

Going Concern

The factors described above, as well as the risk factors set out elsewhere in this report raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on sales of the TrackerPAL product.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that the Company’s debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and would likely cease operations.

The following chart includes principal balances and interest rates applicable to borrowings (net of any applicable debt discounts) as of September 30, 2007.  See Note 16 of the financial statements for a complete discussion of financing transactions subsequent to September 30, 2007.

Description of Obligation	Annual Interest Rate	Maturity Date	Amount Owing at 9/30/07

Advances from ADP Management	11%	August 31, 2009	$239,763	(1)
Note to Shareholder	5%	January 2004	$84,838
Note to Shareholder	5%	January 2004	$84,838
Bank Line of Credit	19.25%	March 1, 2008	$3,858,985	(2)
Totals	N/A	N/A	$4,268,424

Notes:

(1)
By agreement dated August 19, 2004, ADP Management Corporation (“ADP Management”), an entity owned and controlled by Messrs. Derrick and Dalton, provided a $500,000 line-of-credit to the Company.  During the year ended September 30, 2007, the line-of-credit increased by $195,214 due to a monthly management fee, that includes the salaries of Mr. Derrick and Mr. Dalton, owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company.  The Company made cash repayments to ADP Management during the year totaling $503,310.  During the year ended September 30, 2007, the Company increased the line of credit from $500,000 to $5,000,000, including any guarantees made by ADP Management.  As a result, ADP Management was granted 500,000 restricted shares of the Company’s common stock and an increase in the annual interest rate from 5% to 11%.

(2)
As of September 30, 2007, the outstanding balance of the line of credit was $3,858,985. The Company pays 8.25% interest to a bank and 11% to entities that provided and arranged for the letters of credit totaling an interest rate of 19.25%.

Contractual Obligations

The following table summarizes the Company’s outstanding borrowings and long-term contractual obligations at September 30, 2007, and the periods in which these obligations are scheduled to be paid in cash:

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Notes payable	$4,268,424	$4,028,661	$239,763	$-	$-
Operating leases	704,253	398,858	270,823	34,572	-

Total	$4,972,677	$4,427,519	$510,586	$34,572	-

Inflation

The Company does not believe inflation has had a material adverse impact on its business or operating results during the periods presented nor is it expected to in the next year.

Critical Accounting Policies

In Note 2 to the audited financial statements for the fiscal year ended September 30, 2007 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

Inventory Reserves

The nature of the Company’s business requires maintenance of sufficient inventory on hand at all times to meet the requirements of its customers. The Company records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market.  Raw materials are stated at the lower of cost (first-in, first-out), or market.  General inventory reserves are maintained for the possible impairment of the inventory.  Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

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

Revenue Recognition

The Company derives revenue primarily from the sale and monitoring of the TrackerPAL device and reagent stains. Under applicable accounting principles, revenue, less reserves for returns, is recognized upon shipment to the customer. For the two fiscal years ended September 30, 2007 and 2006, the provision for sales returns was not material. Amounts received in advance of shipment are recorded as deferred revenue. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate the book value of an asset may not be recoverable.  An evaluation is made at each balance sheet date, to determine whether events and circumstances have occurred which indicate possible impairment. An estimate is made of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life of in measuring whether the assets are recoverable. During the years ended September 30, 2007 and 2006, the Company disposed of $1,454,784 and $0, respectively, in monitoring equipment due to units disposed of during the year that were initially test units that had served their useful life.  This expense was classified as research and development expense.

Allowance for Doubtful Accounts

The Company must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

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

For the year ended September 30, 2007, the Company calculated compensation expense of $900,664 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent to October 1, 2006, the fair value of each stock option grant has been and will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 320,000 stock options to employees during the year ended September 30, 2007.  The Company granted 3,170,000 to employees during the year ended September 30, 2006. The weighted average fair value of stock options at the date of grant during the year ended September 30, 2007 and 2006, was $1.43 and $0.55, respectively.

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

The following are the weighted-average assumptions used for options granted during the year ended September 30, 2007 and 2006, respectively:

	September 30, 2007	September 30, 2006

Risk free interest rate	4.57%	4.59%
Expected life	5 Years	5 Years
Dividend yield	-	-
Volatility	142%	129%

A summary of stock option activity for the year ended September 30, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	320,000	1.58
Exercised	(462,500)	1.06
Forfeited	(100,000)	0.60
Expired	(70,000)	1.46
Outstanding at September 30, 2007	3,295,000	$0.64	3.97 Years	7,015,700
Exercisable at September 30, 2007	1,140,000	$0.69	3.98 Years	2,365,649

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123.  Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for year ended September 30, 2006, as indicated below:

	September 30, 2006

Net loss applicable to common shareholders – as reported		$(24,440,257)

Add: intrinsic value of employee stock based compensation		-
Deduct: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,400,148)

Net loss – pro forma		$(25,840,405)

Basic and diluted loss per share – as reported	$	(0.44)

Basic and diluted loss per share – pro forma	$	(0.46)

Risk Factors

Caution Regarding Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company may from time to time make written or oral statements that are forward-looking, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders.  Such statements may, for example, express expectations or projections about future actions that we may take including restructuring or strategic initiatives or about developments beyond our control.  The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", “might,” “should,” “may,” “project,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements.  These statements are made on intention of management’s views and assumptions as of the time the statements are made, and we disclaim any obligation or intention to update these statements.  There can be no assurance however that our expectations will necessarily come to pass.  The factors that could materially affect future developments and performance include those set forth below.

The financialstatements contained in our annual report on Form 10-KSB for the year ended September 30, 2007 have been prepared on the basis that the Company will continue as a going concern, notwithstanding the fact that its financial performance and condition during the past few years raise substantial doubt as to our ability to do so.  There is no assurance the Company will ever be profitable.

In fiscal year 2007, the Company incurred a net loss of $26,022,912, negative cash flow from operating activities of $14,172,509, and an accumulated deficit of $132,749,287.

These factors, as well as the risk factors set out elsewhere in this report raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on sales of the TrackerPAL product.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay indebtedness.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and will likely cease operations.

The Company has a history of losses and anticipates significant future losses and may be unable to project its revenues and expenses accurately.

The Company will incur significant expenses associated with the development and deployment of our new products and promoting our brand. It intends to enter into additional arrangements through current and future strategic alliances that may require it to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations.  The Company may also be required to offer promotional packages of hardware and software to end-users at subsidized prices in order to promote its brand, products and services. These guaranteed payments, promotions and other arrangements will result in significant expense. If it does achieve profitability, it cannot be certain that it will be able to sustain or increase profitability in the future.  In addition, because of its limited operating history in its newly targeted markets, the Company may be unable to project revenues or expenses with any degree of certainty. Management expects expenses to increase significantly in the future as the Company continues to incur significant sales and marketing, product development and administrative expenses.  The Company cannot guarantee that it will be able to generate sufficient revenues to offset operating expenses or the costs of the promotional packages or subsidies described above, or that it will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.

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

The change in our business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development.  If the Company is to be successful in this new business direction, it must accomplish the following, among other things:

•	Develop and introduce functional and attractive product and service offerings;
•	Increase awareness of our brand and develop consumer loyalty;
•	Respond to competitive and technological developments;
•	Build an operational structure to support our business; and
•	Attract, retain and motivate qualified personnel.

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

Groups own or control a significant number of our outstanding shares.

Certain groups or persons associated with them beneficially own a substantial number of sharesof our outstanding common stock.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support.  See Item 9 “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act,” and Item 11 “Security Ownership of Certain Beneficial Owners and Management,” below.

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

Two of our principal beneficial owners and founders, David Derrick and James J. Dalton, provide management and financial services and assistance to the Company.  When their personal investment interests diverge from our interests, they and their affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these shareholders and their affiliated entities.

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

During fiscal year 2007, three customers accounted for more than 10% of sales.  The loss of any one of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.

The Company also relies on significant suppliers for other key products and cellular access.  If the Company  does not renew these agreements when they expire it may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as it has in the past, which would reduce revenues and could adversely affect results of operations or financial condition.

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

The products that our SecureAlert subsidiary currently distributes and sells are not subject to specific approvals from any governmental agency, although our products using cellular and GPS technologies must be manufactured in compliance with applicable rules and regulations of the Federal Communications Commission (“FCC”).  Products sold through our Volu-Sol Reagents Corporation subsidiary requires governmental clearance through the Federal Drug Administration (“FDA”) for all medical devices and drugs before they can be marketed in the United States.  Similar approvals are required from other regulatory agencies in most foreign countries.  The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials.  There can be no assurance that any future products developed by us that are subject to the FCC and FDA’s authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations that could delay, limit or prevent required regulatory approvals.  In addition, we may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FCC and FDA’s policy made during the period of product development and FCC and FDA’s regulatory review.  We may encounter similar delays in foreign countries.  Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if we obtain regulatory approval of a marketed product, our manufacturer and its manufacturing facility are subject to on-going regulation and inspections.  Discovery of previously unknown problems with a product, manufacturer or facility could result in FCC and/or FDA’s sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations.

We may also be required to comply with FCC and FDA’s regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing our products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If we, our management or our third party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.

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

We may not realize revenues from the sale of any of our new products or services for several years, if at all.  Some of the products we are currently evaluating likely will require further research and development efforts before they can be commercialized. There can be no assurance that our research and development efforts will be successful or that we will be successful in developing any commercially successful products.  In addition, the technology which we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing.  We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets and GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user.  This limits the effectiveness of GPS if the user is in the lower floors of a tall building, underground or otherwise located where the signals have difficulty penetrating.  Other difficulties and uncertainties normally associated with new industries or the application of new technologies in new or existing industries also threaten our business, including the possible lack of consumer acceptance, difficulty in obtaining financing for untested technologies, increasing competition from larger or smaller well-funded competitors, advances in competing or other technologies, and changes in laws and regulations affecting the development, marketing or use of our new products and related services.

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

Our business plan anticipates significant growth through sales and acquisitions. To manage the expected growth the Company will require capital and there is no assurance it will be successful in obtaining necessary additional funding.

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

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United Statesand in other countries.  We have received several additional patents; we have also applied for several additional patents and those applications are awaiting action by the U.S. Patent Office.  There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications.  Even if they do issue, those new patents and our existing patents must be protected against possible infringement.  The enforcement of patent rights can be uncertain and involve complex legal and factual questions.  The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.

The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.  Our inability to obtain or to maintain patents on our key products could adversely affect our business.  We own five patents and have filed and intend to file additional patent applications in the United Statesand in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop.  There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented.  The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations.  In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.

Our success will also depend, in part, on our ability to avoid infringing the patent rights of others.  We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services.  Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities.  In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology.  If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all.  Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.  Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third party proprietary rights.  If our competitors prepare and file patent applications in the United Statesthat claim technology also claimed by us, we may have to participate in proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail.  An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.

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

The obligation to issue shares of common stock upon the exercise of outstanding options and warrants or upon conversion of outstanding shares of preferred stock or conversion of outstanding notes, increases the potential for short sales.

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

We do not directly control the manufacturing facilities where our products are made and we must depend on third parties to make our products according to our standards for quality and reliability.  We do not own any manufacturing facilities or equipment and do not employ any manufacturing personnel.  We use third parties to manufacture our products on a contract basis.  There is no assurance that we will be able to obtain qualified contract manufacturing services on reasonable terms. In addition, the manufacture of our products involves complex and precise processes. Changes in manufacturing processes by our contract manufacturer or our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability.  For example, during the year ended September 30, 2003, we voluntarily recalled approximately 200 GPS MobilePAL devices that contained a defect causing the battery to drain power at an unacceptable rate.  The problem was quickly resolved and the units replaced at the expense of our manufacturer.  There is no assurance, however, that similar problems will not arise in the future with these other products.

Penny stock regulations may impose certain restrictions on marketability of the Company’s securities.

The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, the common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell the Company’s securities in the secondary market and the price at which such purchasers can sell any such securities.

Investors should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company’s management is aware of the abuses that have occurred historically in the penny stock market.

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

Item 7.  Financial Statements

Our audited financial statements and associated notes are included and set forth on pages F-3 through F-41 immediately following page 46 of this report.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  In our evaluation, we identified deficiencies that existed in the tracking of leased equipment and design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be “material weaknesses.”  A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting relate to the failure to properly disclose equity transactions and tracking of leased equipment.  The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-KSB.  We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies.  Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls beginning with our Form 10-KSB for the fiscal year ending on September 30, 2008, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on September 30, 2009. We plan to dedicate significant resources, including management time and effort, in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our executive officers and directors as at September 30, 2007:

Name	Age	Position

David G. Derrick	55	Chief Executive Officer and Chairman (Director)
James J. Dalton	65	President and Vice Chairman (Director)
Michael G. Acton	44	Chief Financial Officer, Secretary-Treasurer
Bruce G. Derrick	50	Chief Technology Officer
Randy E. Olshen	44	President of SecureAlert, Inc.
G. Scott Horrocks	46	President of Volu-Sol Reagents Corporation
Peter McCall	50	Director
Robert E. Childers	63	Director
David P. Hanlon	63	Director
Larry G. Schafran	69	Director

David Derrick – CEO and Chairman

Mr. Derrick has been our CEO and Chairman since February 2001.  Prior to joining us, Mr. Derrick occupied directorship and management positions in other companies, including Biomune Systems Inc. (“Biomune”), the former parent of the Company and Purizer Corporation.  From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah College of Business.  Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics and a Masters in Business Administration degree with an emphasis in Finance. Mr. Derrick has been a principal financier and driving force in many new businesses. During the early 1980’s he helped create the community of Deer Valley, an exclusive ski resort outside of Park City, Utah. He also founded and funded Vantage Systems, a company that pioneered the Smart Home concept – the computerized home.

James Dalton – President and Vice Chairman

Mr. Dalton joined us as a director in 2001.  He was named President of the Company in August 2003.  Prior to joining the Company, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton also served as the President and equity owner of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was also a founder and owner of the Deer Valley Club, where he oversaw the development of a high-end, world-class ski project that includes 25 condominiums with a “ski-in and ski-out” feature.  From 1996 to 2000, Mr. Dalton served as an officer and director of Biomune.

Michael Acton – Secretary, Treasurer and Chief Financial Officer

Mr. Acton joined us as Secretary-Treasurer in March 1999.  He has also served as our Chief Financial Officer since March 2001.  Prior to joining the Company, Mr. Acton was Chief Executive Officer of Biomune, where he also served as Principal Accounting Officer and Controller. Before joining Biomune, Mr. Acton was employed by Arthur Andersen, LLP in Salt Lake City, Utah, where he performed various tax, audit, and business advisory services. He is a Certified Public Accountant in the State of Utah.

Bruce G. Derrick – Chief Technology Officer

Mr. Derrick has extensive experience in management of custom solutions development and customer management in the wireless telecom marketplace.  From 2001 to 2004 was a senior product development manager for WatchMark Corporation.  WatchMark collects cellular network performance data for quality assurance and capacity planning.  Prior to joining WatchMark, Mr. Derrick was responsible for forming and managing the Professional Services team for Marconi’s MSI division.  Mr. Derrick also worked in management positions at Boeing and Western Wireless, built and managed the Corporate Computer and Network Operations department for Avaya’s Mosaix division.  He was a Senior Programmer in applied research at the University of Utah’s Department of Medical Informatics where he developed and implemented medical informatics and physiological monitoring services for ICU care and participated in development of IEEE standards for automated physiological monitoring for NASA’s Space Station program.  Mr. Derrick holds a Bachelor’s Degree in Computer Science from the University of Utah.  Bruce Derrick is the brother of David Derrick, the Chairman and CEO of the Company.

Peter McCall – Director

Mr. McCall joined our board of directors in July 2001.  Mr. McCall began his career in the mortgage finance business in 1982.  As a Vice President of GE Mortgage Securities, he oversaw the first mortgage securities transactions between GE Capital Corporation and Salomon Brothers.  For fifteen years, Mr. McCall structured and sold both mortgage and asset backed security transactions.  In 1997 Mr. McCall founded McCall Partners LLC.  McCall Partners is an investment vehicle for listed and non-listed equity securities.  Mr. McCall is also a member of the Board of Directors of Premium Power Corporation of North Andover, MA. Mr. McCall is a member of the Audit Committee, Compensation Committee and the Nominating Committee of the board of directors.

Robert Childers– Director

Mr. Childers joined our board in July 2001.  Since 1977, he has served as the Chief Executive Officer of Structures Resources Inc., a firm which he founded in 1972, and has more than 30 years of business experience in construction and real estate development.  Mr. Childers has served or is currently serving as General Partner in 16 Public Limited Partnerships in the Middle Atlantic States.  Partners include First Union Bank and Fannie Mae.  Structures Resources has successfully completed over 300 projects (offices, hotels, apartments, and shopping centers) from New York to North Carolina.  Recently Mr. Childers has been a partner for various projects in Baltimore and Philadelphia. He is a co-founder of Life Science Group, a boutique biotech investment-banking firm. Mr. Childers was also the founding President of Associated Building Contractors for the State of West Virginia and served as a director of The Twentieth Street Bank until its merger with City Holding Bank.  He is a former naval officer serving in Atlantic fleet submarines.  Mr. Childers is a member and Compensation Committee Chairman and member of the Nominating Committee of the board of directors.

Larry G. Schafran - Director

Mr. Schafran is currently associated with Providence Recovery Partners, LP (“PRP, LP”) as a Managing General Partner.  PRP, LP is a New York City-based activist investment fund.  Mr. Schafran is also currently a Director and Audit Committee Chairman of PubliCard, Inc. and Tarragon Corporation, both publicly traded.  Additionally, Mr. Schafran was Lead Director and Audit Committee Chairman and a Consultant to the Chairman of WorldSpace, Inc.  In addition, Mr. Schafran is a Director of Glasstech, Inc., ElectroEnergy, Inc., Sulphco, Inc., and National Patent Development Corporation.

In recent years, Mr. Schafran served in several capacities, including, as a Trustee, Chairman/Interim-CEO/President and Co-Liquidating Trustee of Special Liquidating Trust of Banyan Strategic Realty Trust; Director and/or Chairman of the Executive Committees of Dart Group Corporation, Crown Books Corporation, TrakAuto Corporation, and Shoppers Food Warehouse, Inc. (Vice-Chairman); Director and Member of the Strategic Planning and Finance Committees of COMSAT Corporation., and Managing General Partner of L. G. Schafran & Partners, LP, a real estate investment and development firm.  Mr. Schafran is the Audit Committee and Nominating Chairman of the Company.  In addition, Mr. Schafran serves as a member of the Compensation Committee of the board of directors.

David P. Hanlon - Director

Mr. Hanlon is currently Chief Executive Officer and President of Empire Resorts, Inc., a public company in the gaming industry.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion. From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world's leading manufacturer of microprocessor gaming machines. From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin's Resorts International, and prior to that, Mr. Hanlon served as President of Harrah's Atlantic City (Harrah's Marina and Trump Plaza). Mr. Hanlon's education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, an M.B.A. in Finance from the Wharton School, Universityof Pennsylvania, and he completed the Advanced Management Program at the Harvard Business School. Mr. Hanlon is a member of the Audit Committee of the board of directors.

Randy E. Olshen – President of SecureAlert, Inc.

Prior to joining SecureAlert, Inc., Mr. Olshen was the Executive Vice President for Elan Nutrition from 2001 to 2004.  From 1998 to 2001, Mr. Olshen was the President of Optim Nutrition, a wholly-owned subsidiary of Biomune Systems (NASDAQ:  BIME).  From 1992 to 1998, Mr. Olshen was the Executive Vice President of Sales, Marketing and Operations at Nellson Nutraceutical.  From 1987 to 1992 Mr. Olshen was the General Manager of the specialty products division of a $500 million pharmaceutical company, McGaw, Inc.  He currently serves as a director and a member of the compensation committee for two companies, Helios Nutrition and Dr. Soy Nutrition.  Mr. Olshen earned his Bachelor’s degree from Chapman College.  Subsequent to year ended September 30, 2007, Mr. Olshen assumed a different role with the Company as assistant to the Chairman and no longer has an active role in day to day operations of the Company, but is more focused on the strategic direction of the Company.

G. Scott Horrocks – President of Volu-Sol Reagents Corporation

Mr. Horrocks graduated from the University of Utah in Computer Science.  For the past twenty years Mr. Horrocks has been a senior project manager for Electronic Data Systems (EDS).  As such he has headed many interesting and technologically challenging projects.  One in particular was as the project leader of GM’s On-Star.  There he pioneered the area of telematics.  His most recent project has been working with the Veterans Administration in setting up a system of remote home monitoring of its patients.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and shareholders who beneficially own greater than 10% are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company is aware of the following untimely filings:

Mr. Derrick filed seven late Forms 4.
Mr. Dalton filed five late Forms 4.
Mr. McCall filed late Forms 3, 4, and 5.
Mr. Childers filed late Forms 3 and 4.
Mr. Hanlon filed a late Form 3.
Mr. Schafran filed a late Form 3.

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

The board of directors met nine times during fiscal year 2007.  All directors attended in person or telephonically for each board meeting during the fiscal year.  The board has an Audit Committee, currently comprised of Mr. Schafran, Mr. Hanlon and Mr. McCall; a Compensation Committee, currently comprised of Mr. Childers, Mr. Schafran and Mr. McCall; and a Nominating Committee, currently comprised of Mr. Schafran, Mr. Childers and Mr. McCall.

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

Audit Committee Financial Expert

Subsequent to September 30, 2007, the Audit Committee was restructured appointing Larry Schafran, a director of the Company, as the financial expert serving on the Audit Committee of the Board of Directors within the meaning of that term under applicable rules promulgated by the Securities and Exchange Commission.  In addition, Peter McCall and David Hanlon serve as members of the Audit Committee.

Compensation Committee

Subsequent to September 30, 2007, the Compensation Committee was restructured appointing Robert Childers, a director of the Company, as the head of the compensation committee.  In addition, Peter McCall and Larry Schafran serve as members of the Compensation Committee.  The Committee shall have responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to shareholders. The Committee shall monitor the results of such policy to assure that the compensation payable to the Company’s executive officers provides overall competitive pay levels, creates proper incentives to enhance shareholder value, rewards superior performance, and is justified by the returns available to shareholders.

Nominating Committee

Subsequent to September 30, 2007, Larry Schafran, a director of the Company, was appointed as the head of the Nominating Committee.  The Committee has the responsibility for identifying and recommending candidates to fill vacant and newly created board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for CEO and senior management succession.  In addition, Peter McCall and Robert Childers serve as members of the Nominating Committee.

Code of Ethics

The Company has established a Code of Business Ethics that applies to its officers, directors and employees. The Code of Business Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  The Code of Business Ethics is attached as Exhibit 14 to this Annual Report on Form 10-KSB.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 10.  Executive Compensation

Compensation Discussion and Analysis

The following is a discussion of the Company’s program for compensation of its named executive officers and directors. As of September 30, 2007, the Company’s Compensation Committee had responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to shareholders. The Committee monitors the results of such policy to assure that the compensation payable to the Company’s executive officers provides overall competitive pay levels, creates proper incentives to enhance shareholder value, rewards superior performance, and is justified by the returns available to shareholders.

Compensation Program Objectives

The Company’s compensation program is designed to encompass several factors in determining the compensation of the Company’s named executive officers.  The following are the main objectives of the compensation program for the Company’s named executive officers:

•	Retain qualified officers.
•
Provide overall corporate direction for the officers and also to provide direction that is specific to the officer’s respective areas of authority.  The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.

•	Provide a performance incentive for the officers.

The Company’s compensation program is designed to reward the officers in the following areas:

•	achievement of specific goals;
•	professional education and development;
•	creativity in the form of innovative ideas and analysis for new programs and projects;
•	new program implementation;
•	attainment of company goals, budgets, and objectives;
•	results oriented determination and organization;
•	positive and supportive direction for company personnel; and
•	community involvement.

As of the date of this Report, there were four principal elements of named executive officer compensation.  The Compensation Committee determines the portion of compensation allocated to each element for each individual named executive officer.  The discussions of compensation practices and policies are of historical practices and policies.  Our Compensation Committee is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.  The elements of the compensation program include the following:

•	Base salary;
•	Performance bonus and commissions;
•	Stock options and stock awards
•	Employee benefits in the form of:
•	health and dental insurance;
•	life insurance;
•	paid parking and auto reimbursement; and
•	Other deminimis benefits.

Base salary

Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified named executive officers.  The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the named executive officer.

Performance bonus and commissions

Bonuses are in large part based on company performance.  The most important determining factor used to calculate the performance bonus for the Chief Executive Officer and Chief Operating Officer is based upon the placement of activated TrackerPAL units in the market place.

The Chief Financial Officer also receives a performance bonus based is based upon the placement of activated TrackerPAL units in the market place.

Policy decisions to waive or modify performance goals have not been a significant factor to date in that there have not been contractual changes made other than the normal renewal or updating of contracts as would be expected as part of an annual review.

Stock options and stock awards

Stock ownership is provided to enable named executive officers and directors to participate in the success of the Company.  The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of stockholders of the Company.  Stock options and stock awards are based upon the placement of activated TrackerPAL units in the market place.

Employee benefits

Several of the employee benefits for the named executive officers are selected to provide security for the named executive officers.  Most notably, insurance coverage for health, life, and liability are intended to provide a level of protection to that will enable the named executive officers to function without having the distraction of having to manage undue risk.  The health insurance also provides access to preventative medical care which will help the named executive officers function at a high energy level, to manage job related stress, and contribute to the overall well being of the named executive officers, all of which contribute to an enhanced job performance.

Other deminimis benefits

Other deminimis employee benefits such as cell phones, parking, and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

As discussed above, the Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer.  As a general rule, salary is competitively based while giving consideration to employee retention, qualifications, performance, and general market conditions.  Typically, stock options are based on the current market value of the option and how that will contribute to the overall compensation of the named executive officer.  Consideration is also given to the fact that the option has the potential for an appreciated future value.  As such, the future value may be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the named executive officer.

Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each named executive officer, the Board of Directors attempts to attract the interest of the named executive officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Grants	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

(a)	(b)	$ (c)	$ (d)	(e)	(f)	(g)	(h)	$ (i)
David Derrick – CEO (1)	2007	$240,000	$0	$0	$441,461	$0	$94,370	$775,831

Michael Acton – CFO (2)	2007	$100,000	$25,000	$0	$0	$0	$18,313	$143,313

Jim Dalton – President of RemoteMDx, Inc. (3)	2007	$240,000	$0	$0	$441,461	$0	$12,130	$693,591

Randy Olshen – President of SecureAlert, Inc. (4)	2007	$200,000	$0	$0	$0	$0	$14,353	$214,353

G. Scott Horrocks–President of Volu-Sol Reagents Corporation (5)	2007	$200,000	$0	$0	$0	$0	$14,730	$214,730

1)
During the year ended September 30, 2007, the Company issued a 120-day option to purchase 1,500,000 shares of common stock to Mr. Derrick valued at $441,461 using the Black-Scholes option pricing method. Mr. Derrick received additional compensation of $94,370 for health, dental, life, and vision insurance paid on his behalf. In addition, country club dues are also included.

2)	Mr. Acton received bonuses in the amount of $25,000. In addition, Mr. Acton received additional compensation of $18,313 for health, dental, life, and vision insurance paid on his behalf.

3)
During the year ended September 30, 2007, the Company issued a 120-day option to purchase 1,500,000 shares of common stock to Mr. Dalton valued at $441,461 using the Black-Scholes option pricing method. Mr. Dalton received additional compensation of $12,130 for health, dental, and vision insurance paid on his behalf.

4)	Mr. Olshen received additional compensation of $14,353 for health, dental, and vision insurance paid on his behalf.

5)	Mr. Horrocks received additional compensation of $14,730 for health, dental, and vision insurance paid on his behalf.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

	Options and Warrants Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Option and Warrants Exercise Price ($)	Option and Warrants Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Derrick – CEO (1)	0 (1)	1,000,000	0	$2.15 (1)	8/28/2012 (1)	1,000,000	$620,000	1,000,000	$620,000

Michael Acton – CFO (2)	350,000 (2)	250,000 (2)	250,000 (2)	$0.60 to $0.70 (2)	Various Dates (2)	250,000	$542,500	250,000	$542,500

Jim Dalton– President of RemoteMDx, Inc. (3)	0 (1)	1,000,000	0	$2.15 (1)	8/28/2012 (1)	1,000,000	$620,000	1,000,000	$620,000

Randy Olshen – President of SecureAlert, Inc. (4)	200,000	800,000	800,000	$0.60	05/17/11	800,000	1,736,000	800,000	1,736,000

G. Scott Horrocks– President of Volu-Sol Reagents Corporation	0	0	0	n/a	n/a	0	0	0	0

Note: Market value is based on the fair market value of our common stock on September 30, 2007 in the amount of $2.77 per share.

1)	The following warrants issued to David Derrickwere outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Warrants	Vested	Unvested
David Derrick	8/29/2007	8/28/2012	$2.15	1,000,000	0	1,000,000

Totals				1,000,000	0	1,000,000

During the year ended September 30, 2007, Mr. Derrick exercised 6,386,155 warrants issued to him and an entity controlled by him providing $4,180,000 of cash to the Company.

2)	The following warrants issued to Michael Actonwere outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Warrants	Vested	Unvested
Michael Acton	8/25/2005	8/24/2010	$0.70	100,000	100,000	0
Michael Acton	5/18/2006	5/17/2011	$0.60	500,000	250,000	250,000

Totals				600,000	350,.000	250,000

Subsequent to September 30, 2007, Mr. Acton exercised 350,000 warrants providing $220,000 of cash to the Company.

3)	The following warrants issued to James Dalton were outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Warrants	Vested	Unvested
James Dalton	8/29/2007	8/28/2012	$2.15	1,000,000	0	1,000,000

Totals				1,000,000	0	1,000,000

During the year ended September 30, 2007, Mr. Dalton exercised 6,386,155 warrants issued to him and an entity controlled by him providing $4,180,000 of cash to the Company.

4)	The following options issued to Randy Olshen were outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Options	Vested	Unvested
Randy Olshen	5/18/2006	5/17/2011	$0.60	1,000,000	200,000	800,000

Totals				1,000,000	200,000	800,000

Subsequent to September 30, 2007, Mr. Olshen exercised 200,000 options providing $120,000 of cash to the Company.

Employment Agreements

We have no employment agreements with any executive officers at this time.

Stock Option Grants for the Year Ended September 30, 2007

During the year ended September 30, 2007, the Company granted the following warrants to executive officers:

Name	Grant Date	Exp. Date	Exercise Price	# of Options	Status
David Derrick	3/6/2007	7/4/2007	$1.30	1,500,000	Exercised
James Dalton	3/6/2007	7/4/2007	$1.30	1,500,000	Exercised
David Derrick	8/29/2007	8/28/2012	$2.15	1,000,000	Unvested
James Dalton	8/29/2007	8/28/2012	$2.15	1,000,000	Unvested

Totals				5,000,000

The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers, as of September 30, 2007.  We have not granted any stock appreciation rights (“SARs”).

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options	Value of Unexercised In-the-Money Options /

Name	Shares Acquired on Exercise (#)	Value Realized ($)	At 9/30/2007 Exercisable / Unexercisable	SARs At 9/30/2007 ($) Exercisable / Unexercisable (1)

David G. Derrick (2)	6,386,155	-	0 / 1,000,000	$0 / $620,000
James J. Dalton (2)	6,386,155	-	0 / 1,000,000	$0 / $620,000
Randy Olshen (3)	-	-	200,000 / 800,000	$434,000 / $1,736,000
Michael G. Acton (4)	100,000	-	350,000 / 250,000	$749,500 / $542,500

(1)	Value is based on the fair market value of our common stock on September 30, 2007, in the amount of $2.77 per share.

(2)
Mr. Derrick and Mr. Dalton each hold 1,000,000 warrants with exercise prices of $2.15 per share. None of the 1,000,000 warrants were vested at September 30, 2007. During the year ended September 30, 2007, Mr. Derrick and Mr. Dalton each exercised 6,386,155 warrants with exercise prices ranging from $0.54 to $1.30 per share. Warrants issued to ADP Management are included in both Mr. Derrick and Mr. Dalton’s options in the table above. See “Certain Relationships and Related Transactions.”

(3)	The exercise price of these options is $0.60 per share.

(4)	The exercise prices of these options range from $0.54 to $0.70 per share.

Stock Option Grants in Fiscal Year 2006

During fiscal year 2006, the Company granted 750,000 warrants to each of Mr. Derrick and Mr. Dalton, with exercise prices ranging from $0.56 to $0.60 per share.  All of these warrants are five-year warrants and expire in 2011. In addition, 1,250,000 options at $0.54 per share held by each of Messrs. Derrick and Dalton vested during the fiscal year ended September 30, 2006.

The following table sets forth certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officers, as of September 30, 2006.  We have not granted any stock appreciation rights (“SARs”).

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At 9/30/2006 Exercisable / Unexercisable	Value of Unexercised In-the-Money Options / SARs At 9/30/2006 ($) Exercisable / Unexercisable (1)

David G. Derrick (2)	-	-	4,886,155 / 0	$6,954,925 / $0
James J. Dalton (2)	-	-	4,886,155 / 0	$6,954,925 / $0
Randy Olshen (3)	-	-	25,000 / 975,000	$34,570 / $1,355,250
Bryan Dalton (4)	-	-	25,000 / 975,000	$34,570 / $1,355,250
Michael G. Acton (5)	-	-	200,000 / 500,000	$274,000 / $695,000

(1)	Value is based on the fair market value of our common stock on September 30, 2006 in the amount of $1.99 per share.

(2)
Mr. Derrick and Mr. Dalton hold 3,250,000 options with exercise prices ranging from $0.54 to $0.60 per share. In addition, 1,636,155 options ranging from $0.54 to $0.75 per share issued to ADP Management are included in both Mr. Derrick and Mr. Dalton’s options in the table above. See “Certain Relationships and Related Transactions.”

(3)	The exercise price of these options is $0.60 per share.

(4)	The exercise price of these options is $0.60 per share.

(5)	The exercise prices of these options range from $0.54 to $0.70 per share.

Director Compensation

The following table summarizes the compensation of the non-employee directors of the Company for the fiscal year ended September 30, 2007.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrants awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Peter McCall	$60,000	0	$78,372	$0	$0	$138,372
Robert Childers	$60,000	0	$156,744	$0	$0	$216,744
Larry G. Schafran	$60,000	0	$0	$0	$0	$60,000
David P. Hanlon	$60,000	0	$0	$0	$0	$60,000

Non-employee directors are paid $5,000 per month and receive an annual grant of options to acquire 50,000 shares of common stock for each completed year of service on the board.  We also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the shareholders.  During the year ended September 30, 2007, the independent members of the Board of Directors received an additional 50,000 options at Fair Market Value.

In August 2007, the Company granted 500,000 warrants to non-employee members of the Board of Directors for services to be rendered in fiscal year 2008.  The value for the warrants granted of $967,081 was deferred and will be amortized over the 2008 fiscal year. The value of these warrants was not included in the table above.

The two non-independent directors, Messrs. Derrick and Dalton received no additional compensation for their service as directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item 11 sets forth information known to us with respect to the beneficial ownership of our common stock as of December 14, 2007.  We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after December 14, 2007, while those shares are not included for purposes of computing percentage ownership of any other person.  Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth information for any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock, other than the named executive officers or directors of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial owner	Percent of Class
Common	VATAS Holdings GmbH(1) Friedrichstrasse 95 10117 Berlin, Germany	17,678,926	13.96%

(1)	Includes 10,678,926 shares of common stock, and 7,000,000 shares issuable upon exercise of warrants.

Security Ownership of Management

We have two classes of voting equity securities, the common stock and Series B preferred stock.  In addition, we have a class of nonvoting Series A preferred stock that is convertible into common stock.  The following table sets forth information as of December 14, 2007, as to the voting securities beneficially owned by all directors and nominees named therein, each of the named executive officers, and directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(9)	Amount and nature of beneficial owner	Percent of Class
Common	David G. Derrick (1)	5,806,664	4.45%
	James Dalton (2)	5,718,387	4.38%
	Michael G. Acton (3)	800,507	*
	Peter McCall (4)	797,733	*
	Robert Childers (5)	1,068,657	*
	Larry Schafran (6)	157,800	*
	Randy Olshen	-	*
	David Hanlon	195,035	*
	Officers and Directors as a Group (8 persons) (7)	10,176,500	7.80%

*Less than 1% ownership percentage.

(1)
Mr. Derrick is the Chief Executive Officer and Chairman of the Board of Directors. Includes 1,021,714 shares of common stock and 416,667 warrants that have vested. In addition, 4,368,283 shares of common stock in the name of ADP Management, an entity controlled by Messrs. Derrick and Dalton, are included.

(2)
Mr. Dalton is the President of RemoteMDx and Vice President on the Board of Directors. Includes 933,437 shares of commons tock and 416,667 warrants that have been vested. In addition, 4,368,283 shares of common stock in the name of ADP Management, an entity controlled by Messrs. Derrick and Dalton, are included.

(3)	Mr. Acton is the Chief Financial Officer of the Company.

(4)	Mr. McCall is a director. Includes 294,400 shares of common stock and 503,333 shares issuable upon exercise of warrants held by Mr. McCall.

(5)
Mr. Childers is a director. Includes (a) 343,143 shares of common stock owned of record by the Robert E. Childers Living Trust and 255,514 shares owned of record by Mr. Childers. In addition, 470,000 shares issuable upon exercise of stock warrants held by Mr. Childers have been included.

(6)
Mr. Schafran is a director. Includes 7,800 shares of common stock owned of record by Mr. Schafran. In addition, 157,000 shares of common stock issuable upon exercise of stock warrants held by Mr. Schafran have been included.

(7)	Duplicate entries eliminated.

Unless otherwise indicated, the business address of the shareholder is the address of the Company, 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2007, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	10,000,000	$1.35	9,855,000

The 2006 RemoteMDx, Inc. Stock Incentive Plan

On July 10, 2006, the Board of Directors approved the 2006 RemoteMDx, Inc Stock Incentive Plan (“2006 Plan”). The shareholders approved this plan on July 10, 2006. Under the 2006 Plan, the Company may issue stock options, stock appreciation right, restricted stock awards and other incentives to our employees, officers and directors. The 2004 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the year ended September 30, 2007, 145,000 options have been granted under this plan to employees.

Item 12.    Certain Relationships and Related Transactions and Director Independence

The following discussion summarizes transactions between the Company and related parties.

ADP Management Line of Credit Arrangement

As of September 30, 2007, the Company owed $239,763 to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, under a line-of-credit agreement.  Outstanding amounts on the line of credit accrue interest at 11% and are due on August 31, 2009.  During the year ended September 30, 2007, the line of credit increased by $698,524 due to a monthly management fee, including Mr. Derrick and Mr. Dalton’s salary, owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company. The Company made cash repayments during the year totaling $503,311. During the year ended September 30, 2007, the Company increased the line of credit from $500,000 to $5,000,000, including any guarantees made by ADP Management.  As a result, ADP Management was granted 500,000 restricted shares of the Company’s common stock and an increase in the annual interest rate from 5% to 11%.

As of the date of this Report, the Company’s common stock traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on the Company standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, the Company has undertaken to appoint four individuals to its Board of Directors, Messrs. Schafran, McCall, Childers and Hanlon, who are independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, none of Mr. Schafran, Mr. Hanlon, Mr. Childers or Mr. McCall:

-	has been any time during the past three years employed by the Company or by any parent or subsidiary of the Company;

-
has accepted or has a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

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

The Company has the following committees comprised of the following directors:  Audit Committee:  Mr. Schafran, Mr. McCall, and Mr. Hanlon; Compensation Committee:  Mr. Childers, Mr. McCall and Mr. Schafran; and Nominating Committee:  Mr. Schafran, Mr. Childers and Peter McCall

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

3.03
Articles of Amendment to the Fourth Amended and Restated Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock of RemoteMDx, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).

3.04
Articles of Amendment to the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).

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

10.16
Distributor Agreement between the Company and QuestGuard, dated as May 31, 2007. Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).

10.17	Stock Purchase Agreement between the Company and Midwest Monitoring & Surveillance, Inc., dated effective December 1, 2007.

10.18	Stock Purchase Agreement between the Company and Court Programs, Inc., Court Programs of Florida Inc., and Court Programs of Northern Florida, Inc., dated effective December 1, 2007.

14	Code of Business Conduct and Ethics.

31.1	Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act o f 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

Item 14.  Principal Accountant Fees and Services

For the years ended September 30, 2007 and 2006, Hansen, Barnett and Maxwell (“HBM”) provided audit services for the Company.

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of the Company, and other services related to SEC filings and registration statements filed by the Company and its subsidiaries and other pertinent matters.  Audit fees paid to HBM for fiscal years 2007 and 2006 totaled approximately $98,000 and $94,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

HBM has not provided any consulting services to the Company in fiscal years 2007 and 2006, including tax consultation and related services, nor did HBM perform any financial information systems design and implementation services for the Company in either period.

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

RemoteMDx, Inc.

By: /s/ David G. Derrick
David G. Derrick, Chief Executive Officer

Dated: January 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Derrick	Director, Chairman, and Chief Executive Officer	January 14, 2008
David G. Derrick	(principal executive officer)

/s/ James Dalton	Director, Vice Chairman, President	January 14, 2008
James Dalton

/s/ Peter McCall	Director	December 21, 2007
Peter McCall

/s/ Robert E. Childers	Director	December 21, 2007
Robert E. Childers

/s/ Larry G. Schafran	Director	December 21, 2007
Larry G. Schafran

/s/ David P. Hanlon	Director	December 21, 2007
David P. Hanlon

/s/ Michael G. Acton	Chief Financial Officer (principal financial officer)	January 14, 2008
Michael G. Acton

RemoteMDx, Inc.
Consolidated Financial Statements
September 30, 2007 and 2006

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F - 3

Consolidated Balance Sheet	F - 4

Consolidated Statements of Operations	F - 6

Consolidated Statements of Stockholders’ Deficit	F – 7

Consolidated Statements of Cash Flows	F - 11

Notes to Consolidated Financial Statements	F – 14

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
RemoteMDx, Inc.

We have audited the accompanying consolidated balance sheet as of September 30, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows of RemoteMDx, Inc., (the Company), for the years ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. as of September 30, 2007 and the consolidated results of their operations and cash flows for the years ended September 30, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
December 17, 2007

RemoteMDx, Inc.
Consolidated Balance Sheet
September 30, 2007

Assets

Current assets:
Cash	$5,556,275
Accounts receivable, net of allowance for doubtful accounts of $163,000	4,498,812
Inventories, net of reserve of $46,906 (note 2)	51,359
Receivables	605,174
Prepaid expenses and other assets	318,195
Total current assets	11,029,815

Property and equipment, net of accumulated depreciation and amortization of $1,112,018 (note 2)	1,430,768
Monitoring equipment, net of accumulated depreciation of $1,047,519 (note 4)	2,787,133
Other assets	36,632
Total assets	$15,284,348

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Balance Sheet
September 30, 2007
Continued

Liabilities and Stockholders' Deficit

Current liabilities:
Bank line of credit (note 6)	$3,858,985
Accounts payable	3,065,187
Accrued expenses (note 5)	1,026,068
Deferred revenues	14,247
Notes payable (note 8)	169,676
Dividends payable (note 9)	298,667
Total current liabilities	8,432,830

Long-term liabilities:
Related party line of credit (note 7)	239,763
Total liabilities	8,672,593

SecureAlert Series A preferred stock (note 10)	3,590,000
Minority interest (note 11)	1,396,228
Stockholders' deficit:
Preferred stock; 20,000,000 shares authorized; 9,397,144 shares designated;10,602,856 shares undesignated.
Series A convertible preferred stock; 10% dividend, non-voting, non-participating; $0.0001 par value, $200 stated value; 40,000 shares designated; 19 shares issued and outstanding (aggregate liquidation preference of $314)	1
Series B convertible preferred stock; $0.0001 par value; 2,000,000 shares designated; 12,999 shares issued and outstanding (aggregate liquidation preference of $38,997)	1
Series C convertible preferred stock; $0.0001 par value; 7,357,144 shares designated; no shares outstanding (aggregate liquidation preference of $0)	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 127,340,085 shares issued and outstanding	12,734
Additional paid-in capital	142,238,576
Deferred compensation	(7,468,998)
Subscription receivable	(407,500)
Accumulated deficit	(132,749,287)
Total stockholders' equity:	1,625,527
Total liabilities and stockholders' equity	$15,284,348

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Operations
Years Ended September 30, 2007 and 2006

	2007	2006

Sales, net	$8,570,540	$1,070,141
Cost of goods sold	8,974,174	940,132
Gross profit (loss)	(403,634)	130,009

Operating expenses:
Research and development	4,708,256	2,087,802
Selling, general and administrative (including $8,074,126 and $8,453,840 of compensation expense paid in stock or stock options / warrants, respectively)	20,217,587	16,025,373
Royalty settlement expense	1,759,010	-
Loss from operations	(27,088,487)	(17,983,166)

Gain on sale of intellectual property	2,400,000	-

Other income (expense):
Derivative valuation gain (loss)	-	629,308
Interest income	117,737	30,051
Interest expense (including $396,018 and $6,229,485 paid in stock and warrants, respectively)	(1,198,573)	(6,541,077)
Loss on revalued registration rights	(663,000)	-
Loss on sale of asset	(228,800)	-
Minority interest allocation	153,772	-
Other income	484,439	67,139
Net loss	(26,022,912)	(23,797,745)
Series A and C preferred stock dividends	(550,603)	(642,512)
Net loss applicable to common shareholders	$(26,573,515)	$(24,440,257)

Net loss per common share - basic and diluted	$(0.26)	$(0.44)

Weighted average shares - basic and diluted	102,826,000	55,846,000

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Deficit
 Years Ended September 30, 2006 and 2007

	Preferred Stock
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at October 1, 2005	26,007	$3	1,369,157	$137	-	-	45,129,042	$4,513

Issuance of common stock for:
Conversion of Series A Preferred stock	(10,843)	(1)	-	-	-	-	4,014,916	401
Conversion of Series B Preferred stock	-	-	(1,315,825)	(132)	-	-	7,171,380	717
Services	-	-	-	-	-	-	5,846,428	585
Cash	-	-	-	-	-	-	6,883,334	688
Debt and accrued interest	-	-	-	-	-	-	10,739,753	1,074
Exercise of options and warrants	-	-	-	-	-	-	350,000	35

Issuance of Series C Preferred Stock for:
Debt and accrued interest	-	-	-	-	617,352	62	-	-

Issuance of warrants for:
Debt	-	-	-	-	-	-	-	-
Services	-	-	-	-	-	-	-	-

Amortization of deferred consulting and financing fees	-	-	-	-	-	-	-	-

Issuance of RemoteMDx Series C Preferred stock for Cash	-	-	-	-	4,739,788	474	-	-

Record beneficial conversion feature on notes	-	-	-	-	-	-	-	-

Issuance of Series A & C Preferred stock for dividends	2,146	-	-	-	175,226	17	-	-

Preferred stock dividend on SecureAlert Series A preferred stock	-	-	-	-	-	-	-	-

Subscription receivable	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-

Balance at September 30, 2006	17,310	$2	53,332	$5	5,532,366	$553	80,134,853	$8,013

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Deficit
Years Ended September 30, 2006 and 2007
Continued

	APIC	Deferred Financing and Consulting	Preferred Stock Subscriptions Receivable	Consolidated Accumulated Deficit

Balance at October 1, 2005	$76,113,623	$(3,363,126)	$(504,900)	$(80,463,694)

Issuance of common stock for:
Conversion of Series A Preferred stock	(400)	-	-	-
Conversion of Series B Preferred stock	(586)	-	-	-
Services	3,983,022	(1,935,000)	-	-
Cash	7,909,312	-	-	-
Debt and accrued interest	6,855,629	(1,434,550)	-	-
Exercise of options and warrants	251,965	-	-	-

Issuance of Series C Preferred stock
Debt and accrued interest	1,037,090	-	-	-

Issuance of warrants for:
Debt	255,012	-	-	-
Services	5,108,869	(2,776,889)	-	-

Amortization of deferred consulting and financing fees	-	6,860,477	-	-

Issuance of Remote MDX Series C Preferred stock for Cash	7,439,085	-	(1,712,565)	-

Record beneficial conversion feature on notes	2,786,364	-	-	(2,464,936)

Issuance of Series A & C Preferred stock for dividends	(18)	-	-	-

Preferred stock dividend on SecureAlert Series A preferred stock	(20,877)	-	-	-

Subscription receivable	-	-	2,217,465	-

Net loss	-	-	-	(23,797,745)

Balance at September 30, 2006	$111,718,090	$(2,649,088)	$-	$(106,726,375)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Deficit
Years Ended September 30, 2006 and 2007
Continued

	Preferred Stock
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at October 1, 2006	17,310	$2	53,332	$5	5,532,366	$553	80,134,853	$8,013

Issuance of common stock for:
Conversion of Series A Preferred stock	(18,093)	(1)	-	-	-	-	6,694,329	670
Conversion of Series B Preferred stock	-	-	(40,333)	(4)	-	-	351,824	35
Conversion of Series C Preferred stock	-	-	-	-	(5,764,488)	(576)	17,293,463	1,729
Registration rights penalty	-	-	-	-	-	-	750,000	75
Extension of related-party line of credit	-	-	-	-	-	-	500,000	50
Services	-	-	-	-	-	-	3,067,853	307
Cash	-	-	-	-	-	-	3,081,000	308
Exercise of options and warrants	-	-	-	-	-	-	15,466,763	1,547

Issuance of warrants for services	-	-	-	-	-	-	-	-

Amortization of deferred consulting and financing fees	-	-	-	-	-	-	-	-

Issuance of Series A & C Preferred stock for dividends	802	-	-	-	232,122	23	-	-

Preferred stock dividend on SecureAlert Series A preferred stock	-	-	-	-	-	-	-	-

Subscription receivable	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-

Balance at September 30, 2007	19	$1	12,999	$1	-	$-	127,340,085	$12,734

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Deficit
Years Ended September 30, 2006 and 2007
Continued

	APIC	Deferred Financing and Consulting	Preferred Stock Subscriptions Receivable	Consolidated Accumulated Deficit

Balance at October 1, 2006	$111,718,090	$(2,649,088)	$-	$(106,726,375)

Issuance of common stock for:
Conversion of Series A Preferred stock	(668)	-	-	-
Conversion of Series B Preferred stock	(31)	-	-	-
Conversion of Series C Preferred stock	(1,153)	-	-	-
Registration rights penalty	662,925	-	-	-
Extension of related-party line of credit	799,950	(800,000)	-	-
Services	4,837,883	-	-	-
Cash	6,161,692	-	-	-
Exercise of options and warrants	11,377,486	-	(6,081,024)	-

Issuance of warrants for services	6,988,864	(4,970,162)	-	-

Amortization of deferred consulting and financing fees	-	950,252	-	-

Issuance of Series A & C Preferred stock for dividends	(220)	-	-	-

Preferred stock dividend on SecureAlert Series A preferred stock	(306,242)	-	-	-

Subscription receivable	-	-	5,673,524	-

Net loss	-	-	-	(26,022,912)

Balance at September 30, 2007	$142,238,576	$(7,468,998)	$(407,500)	$(132,749,287)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(26,022,912)	$(23,797,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,067,421	231,982
Registration payment arrangement expense	663,000	-
Amortization of debt discount	-	1,223,092
Amortization of deferred consulting and financing services	950,252	6,826,077
Amortization of interest expense related to debt	-	1,809,643
Beneficial conversion feature recorded as interest expense	-	321,429
Derivative liability valuation	-	(629,308)
Common stock issued for services	4,641,390	2,048,606
Common stock issued to settle lawsuit	196,800	-
Common stock issued for interest	-	88,100
Common stock options and warrants issued to board of directors	235,116	-
Options and warrants issued to consultants for services	900,664	2,366,378
Options and warrants issued to related party for services	882,922	-
Impairment of monitoring equipment	1,454,784	-
Interest income on restricted cash	-	5,628
Increase in related party line of credit for services	698,524	662,007
Loss on sale of receivable	228,800	-
Minority interest in net loss	(153,772)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,498,184)	(132,647)
Interest receivable	14,026	(15,604)
Inventories	(12,083)	7,300
Prepaid expenses and other assets	1,594,090	(2,476,280)
Accounts payable	1,369,022	338,880
Accrued liabilities	621,201	(275,443)
Deferred revenues	(3,570)	278
Net cash used in operating activities	(14,172,509)	(11,397,627)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2007 and 2006
Continued

	2007	2006

Cash flows from investing activities:
Purchase of property and equipment	(573,174)	(1,093,690)
Net purchases in monitoring equipment	(3,684,216)	(2,241,800)
Proceeds from the disposal of fixed assets	-	1,507
Net cash used in investing activities	$(4,257,390)	$(3,333,983)

Cash flows from financing activities:
Payments under a related-party line of credit / advances	$(503,310)	$(635,073)
Payments on SecureAlert Series A dividends	(28,452)	-
Payments on a bank line of credit	(366,126)	(3,952)
Proceeds from bank line of credit	328,000	3,900,640
Decrease in subscription receivable	-	504,900
Payment on notes payable	-	(2,043,623)
Proceeds form the exercise of options and warrants	10,971,533	252,000
Proceeds from note payable	-	517,500
Proceeds from the issuance of SecureAlert Series A
Preferred stock	-	600,000
Proceeds from the issuance of Series C Preferred stock	-	7,439,558
Proceeds from issuance of debt	-	1,746,153
Proceeds from the issuance of subsidiary common stock	1,550,000	-
Proceeds from sale of common stock	6,162,000	7,910,000
Net cash provided by financing activities	18,113,645	20,188,103

Net increase (decrease) in cash	(316,254)	5,456,493

Cash, beginning of year	5,872,529	416,036

Cash, end of year	$5,556,275	$5,872,529

Supplemental Cash Flow Information:
	2007	2006
Cash paid for interest and taxes:
Cash paid for income taxes	-	-
Cash paid for interest	$802,554	$311,592

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30,
Continued

	2007	2006
Supplemental schedule of non-cash investing and financing activities:

Issuance of 6,694,329 and 4,014,916 common shares, respectively, in exchange for 18,093 and 10,843 shares of Series A Preferred stock, respectively	$670	$401

Issuance of 351,824 and 7,171,380 common shares, respectively, in exchange for 40,333 and 1,315,825 shares of Series B Preferred stock, respectively	35	717

Issuance of 17,293,463 and zero common shares, respectively, in exchange for 5,764,488 and zero shares of Series C Preferred stock, respectively	1,729	-

Issuance of 500,000 and 4,057,500 common shares, respectively, for deferred consulting and financing services	800,000	3,369,550

Preferred Series A and C stock dividends	550,603	642,512

SecureAlert Series A Preferred stock dividends accrued	298,667	20,877

Notes payable and accrued interest converted into zero and 7,586,299 shares of common stock, respectively	-	2,671,653

Notes payable and accrued interest converted into zero and 736,400 shares of Series C Preferred stock, respectively	-	1,037,152

Series B and C debentures converted into zero and 2,030,184 shares of common stock, respectively	-	913,583

Issuance of zero and 400,000 common shares, respectively, for establishing letters of credit to secure line of credit	-	656,000

Issuance of 280,000 and zero shares of common stock, respectively from the increase in subscription receivables	407,500	-

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006

1. Organization and Nature of Operations
RemoteMDx, Inc., was originally incorporated in Utah in July 1995 under the name Volu-Sol, Inc. ("Volu-Sol").

Effective July 27, 2001, Volu-Sol changed its name to RemoteMDx, Inc. RemoteMDx, Inc., and its subsidiaries are collectively referred to as the "Company."

Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past three years, management has begun to pursue a more expanded role engaging in the business of manufacturing and marketing mobile emergency and personal security systems, and tracking devices used to monitor convicted offenders in the criminal justice system. The Company's revenues for the year ended September 30, 2007, were generated primarily from the sale and monitoring of parolee tracking devices and secondarily from the sale of medical stains and reagents.

Going Concern
The Company incurred a net loss and has negative cash flows from operating activities for the years ended September 30, 2007 and 2006.  In addition, the Company has a stockholders' deficit for the year ended September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the exercise of warrants and expanding its market for its tracking products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

1. Organization and Nature of Operations Continued
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc., and its subsidiaries, Volu-Sol Reagents, Inc., and SecureAlert, Inc.  All intercompany balances and transactions have been eliminated upon consolidation.

2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Statements
The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, accounts payable, accrued liabilities, and other debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments.  The carrying amounts of the Company’s debt obligations approximate fair value.

Concentration of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies	The Company had sales to entities which represent more than 10% as follows for the years ended September 30:
Continued
	2007	2006
Company A	$3,229,760	$-
Company B	1,000,000	-
Company C	928,800	-
Company D	-	$228,437

Cash and Cash Equivalents Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  Interest is not charged on trade receivables that are past due.

Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Substantially all items included in inventory are finished goods and consist of the following:

Reagent stains	$98,265
Reserve for inventory obsolescence	(46,906)
Total inventory	$51,359

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
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

Property and equipment consisted of the following as of September 30, 2007:

Equipment	$1,453,661
Tooling and dies	500,683
Leasehold improvements	358,029
Furniture and fixtures	230,413
2,542,786
Accumulated depreciation	(1,112,018)

$1,430,768

Depreciation expense for the years ended September 30, 2007 and 2006, was $485,436 and $129,868, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the years ended September 30, 2007 and 2006, the Company disposed of $1,454,784 and $0, respectively, in monitoring equipment due to units disposed of during the year that were initially test units that had served their useful life.  This expense, valued at historical costs, was classified as research and development expense.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
Revenue Recognition
The Company derives its revenue primarily from the sale and lease of its mobile security products, monitoring services, and sale of reagent stains. Revenue, less reserves for returns, is recognized upon shipment to the customer.  Revenues from products sold with long-term service contracts are recognized ratably over the expected life of the contract.  Amounts received in advance of shipment are recorded as deferred revenue.

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

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both 2007 and 2006 were for the development of SecureAlert’s TrackerPAL device and associated services. For the years ended September 30, 2007 and 2006, research and development expenses were $4,708,256 and $2,087,802, respectively. Included in the $4,708,256 in research and development for the year ended September 30, 2007, is $1,454,784 in monitoring equipment disposed of during the year that were initially test units that had served their useful life.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for the years ended September 30, 2007 and 2006, were approximately $155,981 and $118,300, respectively.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
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

Listed below is the SFAS 123 disclosure table for the year ended September 30, 2006:

September 30, 2006
Net loss applicable to common shareholders – as reported	$(24,440,257)

Add: intrinsic value of employee stock based compensation	-
Deduct: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,400,148)

Net loss – pro forma	$(25,840,405)

Basic and diluted loss per share – as reported	$(.44)

Basic and diluted loss per share – pro forma	$(.46)

For the year ended September 30, 2007, the Company calculated compensation expense of $900,664 related to the vesting of previously granted stock options and additional options granted during the period.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
For options granted subsequent to October 1, 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 320,000 and 3,140,000 stock options to employees during the years ended September 30, 2007 and 2006, respectively.  The weighted average fair value of stock options at the date of grant during the year ended September 30, 2007 and 2006, was $1.43 and $0.76, respectively.

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

The following are the weighted-average assumptions used for options granted during the year ended September 30, 2007 and 2006, respectively:

	Years Ended September 30,
	2007	2006

Expected dividend yield	-	-
Expected stock price volatility	142%	129%
Risk-free interest rate	4.57%	4.59%
Expected life of options	5 years	5 years

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued	A summary of stock option activity for the year ended September 30, 2007, is presented below:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	320,000	1.58
Exercised	(462,500)	1.06
Forfeited	(100,000)	0.60
Expired	(70,000)	1.46

Outstanding at September 30, 2007	3,295,000	$0.64	3.97 Years	7,015,700

Exercisable at September 30, 2007	1,140,000	$0.69	3.98 Years	2,365,649

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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2007 and 2006, there were approximately 19,029,546 and 45,132,452 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

3. Receivables
As of September 30, 2007, the Company had $605,174 in receivables.  Of the $605,174 in receivables, $601,578 resulted from the sale of three patents to an unrelated entity for a total purchase price of $2,400,000.  A description of each patent sold is shown below:

Patent Title	Patent Number	Issue Date	Status

Interference Structure for Emergency Response System Wristwatch	6,366,538	4/2/02	Sold

Emergency Phone for Automatically Summoning	6,226,510	5/1/01	Sold

Panic Button Phone	6,044,257	3/28/00	Sold

As of December 14, 2007, the Company received $1,800,000 and the remaining $601,578 is currently shown as a note receivable which includes accrued interest.  The note is due on March 15, 2008, and bears interest at 6% per annum.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

4. Monitoring Equipment	Monitoring equipment at September 30, 2007, is as follows:

Monitoring equipment	$3,834,652
Less accumulated depreciation	(1,047,519)
Monitoring Equipment, net	$2,787,133

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under the terms of operating leases.  During the year ended September 30, 2007, the Company had sold or leased 10,424 TrackerPAL devices.  The monitoring equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over 3 years.

Amortization expense for the years ended September 30, 2007 and 2006, was $1,581,985 and $102,114, respectively.

5. Accrued Expenses	Accrued expenses consisted of the following at September 30, 2007:

Accrued payroll and payroll taxes	$282,350
Accrued cellular costs	234,448
Accrued legal expenses	146,000
Accrued board of director fees	145,000
Accrued manufacturing costs	79,415
Accrued interest	77,940
Accrued bonuses	30,000
Accrued commissions and other costs	30,915
Total accrued expenses	$1,026,068

6. Bank Line of Credit
During the year ended September 30, 2007, the Company had a $4 million line of credit with Citizen National Bank.  The interest rate is 8.25% and the line of credit matures on March 1, 2008.  The line of credit is secured by letters of credit for a total of $4 million and SecureAlert’s assets including TrackerPAL products.  This note can be expanded up to $10 million under certain terms and conditions.  The letters of credit were provided as collateral by four entities.  The entities received a total of 400,000 shares valued at $240,000 of the Company’s common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

6. Bank Line of Credit Continued
In addition, the Company pays 11% annual interest rate, paid monthly, on the line of credit to the entities that provided and arranged for the letters of credit.  As of September 30, 2007, the outstanding balance of the line of credit was $3,858,985 due and payable on March 1, 2008.

7. Related Party Transactions
The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related Party Advances Payable
As of September 30, 2007, the Company owed $239,763 to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, under a line-of-credit agreement.  Outstanding amounts on the line of credit accrue at 11% and are due on August 31, 2009.  During the year ended September 30, 2007, the Company increased the line of credit from $500,000 to $5,000,000, including any guarantees made by ADP Management.  As a result, ADP Management was granted 500,000 restricted shares of the Company’s common stock and an increase in the annual interest rate from 5% to 11%.

During the year ended September 30, 2007, the line of credit increased $698,524 due to a monthly management fee owed to ADP Management, including salaries for Mr. Derrick and Mr. Dalton and expenses incurred by ADP Management that are reimbursable by the Company. The Company made cash repayments during the year of $503,310.

Consulting Arrangements
In March 2000, the Company agreed to pay consulting fees to ADP Management for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners.  Under the terms of this agreement, ADP Management was paid a consulting fee of $40,000 per month and the Company agreed to reimburse the expenses incurred by ADP Management in the course of performing services under the consulting arrangement.

The ADP Management agreement also requires ADP Management to pay the salaries of David Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company and James Dalton as president and Vice-Chairman of the Board of Directors of the Company.  The Board of Directors, which at the time did not include either of these individuals, approved both of these arrangements.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

8. Notes Payable
As of September 30, 2007, the Company had unsecured notes of $169,676 payable to former SecureAlert shareholders, with interest at 5%, payable in installments of $80,000 per month until paid in full.

These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.

The following schedule shows the principal payments due under the Company’s bank line of credit, related-party line of credit and notes payable as of September 30, 2007:

Year Ending September 30:	Amount
2007	$4,028,661
2008	-
2009	239,763

Total	$4,268,424

9. Preferred Stock
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

Series A 10 % Convertible Non-Voting Preferred Stock
The Company has designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred Stock ("Series A Preferred Stock"). As of September 30, 2007, there were 19 shares of Series A Preferred Stock outstanding, which represent 7,178 common stock equivalents at a conversion rate of 370 for 1.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

9. Preferred Stock Continued
Dividends
The remaining holder of the Series A Preferred Stock, is entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash, additional shares of Series A Preferred Stock, or common shares at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance to the holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set.  During the years ended September 30, 2007 and 2006, the Company recorded $160,638 and $348,133 in dividends on Series A Preferred Stock, respectively.

Convertibility
Series A Preferred Stock is convertible at 370 shares of common stock for each share of Series A Preferred Stock. During the year ended September 30, 2007, 18,093 shares of Series A Preferred Stock were converted into 6,694,329 shares of common stock.  During the year ended September 30, 2006, 10,843 shares of Series A Preferred Stock were converted into 4,014,916 shares of common stock.  As of September 30, 2007, there were 19 shares of Series A Preferred stock outstanding, which may convert into 7,178 shares of common stock.

Voting Rights and Liquidation Preference
The holders of Series A Preferred Stock have no voting rights and are entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133 percent.

Optional Redemption
The Company may, at its option, redeem up to two-thirds of the total   number of shares of Series A Preferred Stock at any time. As of September 30, 2007, the redemption price was 133 percent of the conversion price of Series A Preferred Stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred Stock called for redemption by the Company. Through September 30, 2007, the Company has not exercised its option to redeem shares of Series A Preferred Stock.

Issuances of Series A Preferred Stock
During the years ended September 30, 2007 and 2006, the Company had recorded and issued 802 and 2,146 shares, respectively, of Series A Preferred Stock for payment of Series A accrued dividends.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

9. Preferred Stock Continued
Series B Convertible Preferred Stock
On June 7, 2001, the holders of the Company's Series A Preferred Stock approved the designation of 2,000,000 shares of a new series of preferred stock, the Series B Convertible Preferred Stock ("Series B Preferred Stock") previously approved by the Board of Directors.

Dividends
The Company will not pay dividends on the Series B Preferred Stock unless dividends are declared by the Board of Directors, in which case the Series B Preferred Stock would be paid dividends prior and in preference to any declaration or payment of any dividends to common stock, and subject to the preferences of the holders of the Series A Preferred Stock.

Convertibility
Each share of Series B Preferred Stock is convertible at any time into shares of common stock at an initial rate of $3.00 per share of common. Each share of Series B Preferred Stock will automatically convert into shares of common stock at the then effective conversion rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000. The Company has issued shares of common stock or securities convertible into common stock for consideration per share less than $3.00 per share.  The conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock issued. As of September 30, 2007, there were 12,999 shares of Series B Preferred stock outstanding, which may convert into 134,472 shares of common stock.

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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

9. Preferred Stock Continued
Optional Redemption
The Company may redeem the Series B Preferred Stock at its option at any time. The redemption price will be a minimum of 110 percent of the conversion price at the date of redemption.

Series C Convertible Preferred Stock
The Company has designated 7,357,144 shares preferred stock as Series C Convertible Preferred Stock, $.0001 par value per share.  During the year ended September 30, 2006, the Company issued 5,357,143 shares of Series C Preferred Stock for $7,439,558 in cash and $1,037,152 from conversion of debt and accrued interest.

Convertibility
One share of Series C Convertible Preferred Stock is convertible into three shares of the Company’s common stock, subject to adjustments. During the year ended September 30, 2007, the holders of Series C Preferred Stock converted 5,764,488 shares of Series C Preferred stock into 17,293,463 shares of common stock.

Dividends
The stock has an 8% dividend that may be paid in cash or additional shares of Series C Convertible Preferred Stock at the option of the Company.  During the years ended September 30, 2007 and 2006, the Company recorded $389,965 and $294,379 in dividends on Series C Preferred Stock, respectively.  For the years ended September 30, 2007 and 2006, the Company issued 232,122 and 175,226 shares, respectively of Series C Preferred Stock for dividends.

Voting Rights and Liquidation Preference
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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

9. Preferred Stock Continued
Optional Redemption
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

During the year ended September 30, 2007, the Company sent out a letter to all Series C Preferred shareholders giving them notice to redeem all Series C Preferred Stock.  The holders were required to convert their shares of Series C Preferred into common stock or redeem them for $4 per share.  During the year ended September 30, 2007, 5,764,488 shares of Series C Preferred shares converted into 17,293,463 shares of common stock.  As of September 30, 2007, there were no shares of Series C Preferred Stock outstanding.

10. SecureAlert Preferred Stock
SecureAlert, Inc. Series A Preferred Shares
During the year ended September 30, 2007, and pursuant to Board of Director approval, the Company amended the articles of incorporation of its subsidiary, SecureAlert, Inc. to establish 3,590,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred Stock.

Dividends
The holders of shares of Series A Preferred Stock shall be entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of SecureAlert, at the rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,386,000 ($1.54 x 90 days x 10,000 contracts) or $0.386 per share of Series A Preferred Stock.  In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50.  Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of the Company. During the years ended September 30, 2007 and 2006, the Company recorded $306,242 and $20,877 in dividends on SecureAlert Series A Preferred Stock.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

10. SecureAlert Preferred Stock Continued
Convertibility
As a group, all Series A Preferred Stock may be converted at the holder’s option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc.

As of September 30, 2007, the total outstanding Series A Preferred shares were 3,590,000.  Because the preferred stock sold was Series A Preferred Stock of the Company’s subsidiary, SecureAlert, Inc., the consideration received from the sale has been recorded similar to minority interest as a separate component of the balance sheet outside of permanent equity.

Subsequent to September 30, 2007, the Company entered into a stock redemption agreement with SecureAlert Series A Preferred Stock shareholders to redeem all outstanding shares for $6,863,695 in cash and 3,000,000 shares of RemoteMDx common stock.  The stock redemption agreement will in effect amend the Designation of Rights and Preferences of the SecureAlert Series A Convertible Redeemable Non-Voting Preferred Stock. The redemption price will eliminate all future dividends due to SecureAlert Series A Preferred Stock shareholders.

11. Minority Interest
During the year ended September 30, 2007, Messrs. Derrick and Dalton exercised their previously granted right (which was granted in February 2006) to purchase from the Company 2,500,000 shares of Volu-Sol Reagents common stock for cash proceeds of $400,000 or $0.16 per share.  Prior to the sale, the Company owned 100% of Volu-Sol Reagents common stock.  The sale decreased the Company’s ownership to 70%.  During the year ended September 30, 2007, Volu-Sol Reagents negotiated a non-exclusive license agreement with the Company.  Additionally, the Company issued 3,375,000 shares of common stock, with a three year anti-dilution provision, for net cash proceeds of $1,150,000 or $0.34 per share to various shareholders.  These transactions decreased the Company’s ownership of Volu-Sol Reagents to 50%.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

12. Common Stock
Authorized Shares
The Company is authorized to issue up to 175,000,000 shares of common stock.

Common Stock Issuances
During the year ended September 30, 2007, the Company issued 47,205,232 shares of common stock.  Of these shares, 6,694,329 shares were issued upon conversion of 18,093 shares of Series A Preferred Stock; 351,824 shares were issued upon conversion of 40,333 shares of Series B Preferred Stock; 17,293,463 shares were issued upon conversion of 5,764,488 shares of Series C Preferred Stock; 750,000 shares were issued pursuant to a registration payment arrangement; 500,000 shares were issued to a related party to increase the line of credit; 3,067,853 shares were issued for services in the amount of $4,837,883; 3,081,000 shares were issued for cash proceeds of $6,162,000; and 15,466,763 shares were issued from the exercise of options and warrants.

During the year ended September 30, 2006, the Company issued 35,005,811 shares of common stock.  Of these shares, 5,846,428 shares were issued for services in the amount of $3,983,607; 4,014,916 shares were issued upon the conversion of 10,843 shares of Series A Preferred Stock; 7,171,380 shares were issued upon the conversion of 1,315,825 shares of Series B Preferred Stock; 10,739,753 shares were issued for debt and accrued interest of $7,893,782; 350,000 were issued from the exercise of options and warrants; and the remaining 6,883,334 were issued for cash.

13. Options and Warrants
Stock Incentive Plan
During the year ended September 30, 2006, the shareholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).    The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company.  A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the year ended September 30, 2007, the Company granted 145,000 options under this plan.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

13. Options and Warrants Continued
A summary of stock option and warrant activity, including stock options and warrants granted inside and outside the plans discussed above, for the years ended September 30, 2007 and 2006, is as follows:

	Number of Options and Warrants	Exercise Price Per Share
Outstanding at September 30, 2005	13,766,043	$.54 to 3.00
Granted	11,529,076	.56 to 1.41
Expired or cancelled	(3,347,727)	.70 to 3.00
Exercised	(350,000)	.54 to 0.75

Outstanding at September 30, 2006	21,597,392	$.54 to 3.00
Granted	13,509,000	1.23 to 2.15
Expired or cancelled	(751,733)	.60 to 3.00
Exercised	(15,466,763)	.50 to 1.85

Outstanding at September 30, 2007	18,887,896	$.54 to 3.00

The following table summarizes information about stock options and warrants outstanding at September 30, 2007:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$ .54 – 3.00	18,887,896	2.68	$ 0.64	13,548,150	$ 1.45

As of September 30, 2007, 13,548,150 of the 18,887,896 outstanding options and warrants were vested.

During the year ended September 30, 2007, the Company issued 13,509,000 common stock options and warrants as follows: 7,189,000 in connection with the sale of common stock, 320,000 to employees, 350,000 to consultants, 650,000 to the Board of Directors, and 5,000,000 to related parties (David Derrick and James Dalton).  The exercise prices range from $1.23 to $2.15 per share.  The exercise price for the options granted during the year ended September 30, 2007 were based upon the market price of the Company’s shares on the date of grant.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

13. Options and Warrants Continued
During the year ended September 30, 2006, the Company issued 11,529,076 common stock options as follows: 3,170,000 to employees, 600,000 to SecureAlert Series A Preferred shareholders, 365,150 for debt, 5,413,926 to consultants, 480,000 to the Board of Directors, and 1,500,000 to related parties (David Derrick and James Dalton).  The exercise prices range from $0.56 to $1.41 per share. The exercise price for the options granted during the year ended September 30, 2006 were based upon the market price of the Company’s shares on the date of grant.

14. Income Taxes
For the years ended September 30, 2007 and 2006, the Company incurred net operating losses of approximately $26,022,912 and $23,798,000, respectively, for income tax purposes.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

At September 30, 2007, the Company has net operating loss carryforwards available to offset future taxable income of approximately $88,491,000 which will begin to expire in 2018.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  Due to the frequency of equity transactions within the Company, it is likely that the use of net operating loss carry forwards will be limited.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.  Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.  The deferred income tax assets (liabilities) are comprised of the following at September 30, 2007:

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

14. Income Taxes
Continued
2007
Net operating loss carryforwards	$33,007,000
Depreciation and reserves	5,000
Accruals and reserves	54,000
Valuation allowance	(33,066,000)
$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2007 and 2006 are as follows:

	2007	2006

Federal income tax benefit at statutory rate	$8,848,000	$8,092,000
State income tax benefit, net of federal income tax effect	1,302,000	1,190,000
Loss on non-deductible expenses	(79,000)	(118,000)
Change in valuation allowance	(10,071,000)	(9,164,000)

Benefit for income taxes	$-	$-

15. Commitment and Contingencies
Legal Matters
Onyx Consulting Group, LLC v. RemoteMDx, Inc.  The dispute arises out of an agreement between Onyx and the Company pursuant to which Onyx agreed to provide investor relations related services to the Company.  On October 9, 2007, Onyx served its Statement of Claim, in which it asserted a claim for breach of contract, seeking as damages the value of 750,000 shares of restricted RemoteMDx common stock it claims it is due under the agreement.  An arbitrator has been appointed but discovery has not yet commenced.  The arbitration hearing is scheduled for April 2008.  The Company has asserted counterclaims against Onyx for breach of contract and rescission.  The Company intends to vigorously defend itself against Onyx’s claim and to prosecute its counterclaims against Onyx.   The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

15. Commitment and Contingencies Continued
SecureAlert, Inc. v. The Jaxara Group, LLC, et al.  SecureAlert, Inc. filed a Complaint for breach of contract and other claims against defendants Jaxara Group, LLC, Daniel Boice and Alexander Petty (collectively, “Jaxara”) in the United States District Court for the District of Utah.  The action arose out of contracts between SecureAlert and Jaxara for certain software programming work to be performed by Jaxara.  Jaxara responded by asserting breach of contract and other counterclaims against SecureAlert.  Although SecureAlert believed its claims to be meritorious, in June, 2007, SecureAlert agreed to settle the action based primarily on Jaxara’s limited financial ability to pay any judgment obtained in the action.  SecureAlert received Jaxara’s $25,000 settlement payment in July, 2007 and, pursuant to the parties’ stipulated request for dismissal, the Court dismissed the entire action with prejudice on August 22, 2007.

Strategic Growth International, Inc. v. RemoteMDx, Inc., This action was filed in response to an action previously filed by the Company against SGI in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  The SGI Defendants’ Complaint alleges a single claim for Breach of Contract and seeks recovery of: 1) the balance they claim remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock.  In its Answer and Counterclaims, the Company denied the SGI Defendants’ allegations and asserted counterclaims for:  (1) Breach of Contract; (2) Rescission; and (3) Declaratory Judgment.  On October 29, 2007, with the approval of the court, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for Fraudulent inducement. The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  Discovery is ongoing and a final pretrial conference is set for January 16, 2008.  The Company intends to vigorously defend itself against the SGI Defendants’ claim and to prosecute its counterclaims against the SGI Defendants.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

15. Commitment and Contingencies Continued
Lease Obligations
In March 2005, the Company entered into an agreement to lease a facility under a noncancellable operating lease that expires in November 2008. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2007, are approximately as follows:

Year Ending September 30:	Amount
2008	$212,126
2009	36,049
$248,175

Rent expense related to this non-cancelable operating lease was approximately $213,222 and $122,000 for the years ended September 30, 2007 and 2006, respectively. The increase in rent expense from 2006 to 2007 of $91,222 resulted from an expansion of approximately 5,000 square feet of office space.

In addition, the Company’s subsidiary, Volu-Sol Reagents Corporation, leases a facility under a non-cancelable operating lease that expires in November 2010.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2007 are approximately as follows:

Year Ending September 30:	Amount
2008	$71,720
2009	73,584
2010	75,496
2011	12,636
$233,436

Rent expense related to this non-cancelable operating lease was approximately $71,000 and $69,000 for the years ended September 30, 2007 and 2006, respectively.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

15. Commitment and Contingencies Continued
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

Cellular Access Agreement
During the year ended September 30, 2006, the Company entered into several agreements with cellular organizations to provide cellular services. The cost to the Company during the years ended September 30, 2007 and 2006, was approximately $2,592,951 and $290,000, respectively.

16. Segment Information
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

The following table reflects certain financial information relating to each reportable segment for each of the years ended September 30, 2007 and 2006:

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

16. Segment Information
Continued

	2007	2006
Net sales:
SecureAlert	$7,915,209	$391,600
Reagents	655,331	678,541

	$8,570,540	$1,070,141

Operating income (loss):
SecureAlert	$(16,371,069)	$(6,061,427)
Reagents	(504,219)	(68,201)
Other (unallocated)	(10,213,199)	(11,853,538)

	$(27,088,487)	$(17,983,166)

Depreciation and amortization:
SecureAlert	$2,054,150	$218,701
Reagents	6,301	2,542
Other (unallocated)	6,970	10,739

	$2,067,421	$231,982

Capital expenditures:
SecureAlert	$537,333	$1,073,217
Reagents	35,841	20,473

	$573,174	$1,093,690

Interest income:
SecureAlert	$249	$3,272
Reagents	11,765	-
Other (unallocated)	105,723	26,779

	$117,737	$30,051

Interest expense:
SecureAlert	$16,954	$271,696
Reagents	-	3
Other (unallocated)	1,181,619	6,269,378

	$1,198,573	$6,541,077

Identifiable assets:
SecureAlert	$8,981,149
Reagents	984,331
Other (unallocated)	5,318,868

	$15,284,348

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

17. Subsequent Events
Subsequent to September 30, 2007, the Company entered into the following transactions:

1)  2,854,453 shares of common stock were issued upon the exercise of options providing $2,800,700 in cash to the Company.

2)  175,753 shares of common stock were issued for SecureAlert Series A Preferred stock dividends.

3)  15,000 shares of common stock were issued from the conversion of Preferred stock.

4)  70,000 shares of common stock were issued for services rendered valued at $480,700.

5)  (Unaudited) The Company entered into a purchase agreement to acquire 51% of the issued and outstanding capital stock of Midwest Monitoring & Surveillance, Inc. (“MM&S”) with, at the Company’s option, the right to acquire the remaining 49% of MM&S capital stock. The consideration for the initial purchase of 51% of the outstanding MM&S shares, which will give control of MM&S to the Company, is $3.4 million, $1,800,000 payable in cash and 438,000 shares of the Company’s common stock.

6)  (Unaudited) The Company entered into a Stock Purchase Agreement to acquire 51% of the issued and outstanding capital stock of Court Programs, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Florida (the “CP Entities”) with, at the Company’s option, the right to acquire the remaining 49% of the CP Entities’ capital stock.  The consideration for the initial purchase of 51% of the outstanding CP Entities’ shares, which will give control of CP Entities to the Company, is $1,145,500, $300,000 payable in cash and 212,000 shares of the Company’s common stock.

7)  The Company entered into a stock redemption agreement with SecureAlert Series A Preferred Stock shareholders to redeem all outstanding shares for $6,863,695 in cash and 3,000,000 shares of common stock.  The stock redemption agreement will in effect amend the Designation of Rights and Preferences of the SecureAlert Series A Convertible Redeemable Non-Voting Preferred Stock. The redemption price will eliminate all future dividends due to SecureAlert Series A Preferred Stock shareholders.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
Continued

17. Subsequent Events Continued
8)  (Unaudited) On December 20, 2007, the Company sold and assigned its rights under Patent Number 6,636,732 (issued October 21, 2003) for the sum of $2,400,000.  Half the purchase price was paid at the time the agreement was executed and a total of $1,200,000 of the purchase price for this patent assignment is payable on or before January 11, 2008.