Form 10QSB
period 2007-12-31
REMOTE MDX INC
filed 2008-02-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(801) 451-6141
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

On February 1, 2008, the issuer had a total of 131,521,046 shares of common stock issued and outstanding. The issuer also had a total of 19 shares of Series A Preferred Stock outstanding, convertible at any time at the option of the holders thereof into common stock at the rate of 370 shares of common stock for each share of Series A Preferred Stock, or a total of 7,178 shares, and 10,999 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holders thereof into approximately 113,783 shares of common stock.

Transitional Small Business Disclosure Format (Check One):
Yes [   ]  No [X]

TABLE OF CONTENTS

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of December 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	26

Certifications

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2007
Assets
Current assets:
Cash	$7,713,104
Accounts receivable, net of allowance for doubtful accounts of $303,068	6,170,561
Inventories (note 2)	47,059
Receivables	622,927
Prepaid expenses	217,114

Total current assets	14,770,765

Property and equipment, net of accumulated depreciation and amortization of $1,680,958 (note 3)	2,050,433
Monitoring equipment, net of accumulated depreciation and amortization of $2,642,348 (note 4)	2,119,798
Goodwill and intangible assets (note 5)	2,989,754
Other assets	57,359

Total assets	$21,988,109

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank line of credit (note 6)	$3,670,451
Accounts payable	2,690,536
Accrued liabilities (note 7)	835,134
Dividends payable	289,948
Deferred revenue	34,894
Notes payable and current portion of long-term debt (note 8)	3,542,033

Total current liabilities	11,062,996

Related party line of credit (note 9)	8,053
Long-term debt obligations (note 8)	629,518

Total liabilities	11,700,567

Minority interest (note 10)	2,765,051
SecureAlert Series A Preferred Stock	3,590,000
Stockholders’ deficit:
Preferred stock:
Series A; 10% dividend, convertible, non-voting; $0.0001 par value; 40,000 shares designated;19 shares outstanding (aggregate liquidation preference of $450)	1
Series B; convertible; $0.0001 par value; 2,000,000 shares designated; 10,999 shares outstanding (aggregate liquidation preference of $32,997)	1
Series C; convertible; $0.0001 par value; 7,357,144 shares designated; no shares outstanding (aggregate liquidation preference of $0)	-
Common stock; $0.0001 par value; 175,000,000 shares authorized, 130,515,291 shares outstanding	13,052
Additional paid-in capital	145,096,450
Deferred compensation	(6,075,342)
Accumulated deficit	(135,101,671)

Total stockholders’ equity	3,932,491

Total liabilities and stockholders’ equity	$21,988,109

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Net sales	$3,605,545	$988,237
Cost of goods sold	2,184,100	2,205,393
Gross profit	1,421,445	(1,217,156)

Operating expenses
Research and development expenses	1,040,447	1,219,659
Selling, general and administrative expenses (including $2,019,945 and $1,660,636 of compensation expense paid in stock or stock option / warrants, respectively.)	4,967,242	5,196,926
Loss from operations	(4,586,244)	(7,633,741)

Gain on sale of intellectual property	2,400,000	-

Other income (expense):
Gain on revalued registration rights	-	52,500
Minority interest allocation	165,580	-
Other income	10,602	356
Interest income	33,189	51,521
Interest expense	(375,510)	(284,285)
Loss before income taxes	(2,352,383)	(7,813,649)

Income tax benefit	-	-
Net loss	(2,352,383)	(7,813,649)

Dividends on Series A preferred stock	(167,137)	(237,856)

Net loss attributable to common shareholders	$(2,519,520)	$(8,051,505)
Net loss per common share – basic and diluted	$(0.02)	$(0.10)
Weighted average common shares outstanding – basic and diluted	129,617,000	83,018,000

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Cash flows from operating activities:

Net loss	$(2,352,383)	$(7,813,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	441,165	471,676
Common stock issued for services	621,085	557,550
Amortization of deferred financing and consulting costs	1,393,656	205,320
Gain on registration rights liability	-	(52,500)
Stock options vested during the period and/or issued for services	183,610	982,567
Increase in related party line of credit for services	204,509	150,639
Minority interest expense, net	(165,582)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(638,080)	(633,604)
Interest receivable	(9,068)	15,604
Inventories	4,300	(115,394)
Prepaid expenses and other assets	102,134	2,095,248
Accounts payable	(799,393)	3,586,883
Accrued liabilities	(261,826)	1,116,701
Deferred revenue	(8,866)	(14,319)
Net cash provided by (used in) operating activities	(1,284,739)	552,722

Cash flows used in investing activities:
Purchase of property and equipment	(43,313)	-
Purchase of monitoring equipment	-	(7,148,146)
Net cash provided (used) in investing activities	(43,313)	(7,148,146)

Cash flows from financing activities:
Payment of accrued SecureAlert Series A Preferred Stock dividend	-	(20,877)
Payments under related-party line of credit	(436,219)	(128,839)
Payments on bank line of credit	(188,534)	(26,796)
Payments on notes payable	(78,644)	-
Cash acquired through acquisitions	160,898	-
Proceeds from issuance of common stock	-	6,000,000
Proceeds from the issuance of subsidiary stock	1,575,000	-
Proceeds from the exercise of warrants	2,452,380	75,000
Net cash provided by financing activities	3,484,881	5,898,488
Net increase (decrease) in cash	2,156,829	(696,936)

Cash, beginning of period	5,556,275	5,872,529
Cash, end of period	$7,713,104	$5,175,593

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Cash paid for interest and taxes:
Cash paid for income taxes	$-	$-
Cash paid for interest	197,104	196,834

Supplemental schedule of non-cash investing and financing activities:
Acquisition of Midwest Monitoring & Surveillance	1,800,000	-
Acquisition of Court Programs	1,147,500	-
Issuance of shares of common stock in exchange for shares of Series A preferred stock	-	1
Issuance of shares of common stock in exchange for shares of Series B preferred stock	1	4
Issuance of Preferred Series A for stock dividends	-	237,856
Exercise of options for receivable	-	1,580,464
SecureAlert Series A dividends	167,035	91,542
Penalty shares issued for accrued liability	-	291,000

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RemoteMDx, Inc. and subsidiaries (the “Company”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2007. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

For the three months ended December 31, 2007, no stock options were granted to employees.  The Company granted 150,000 stock options to employees during the three months ended December 31, 2006.  The weighted average fair value of stock options at the date of grant during the three months ended December 31, 2007 and 2006 was $0 and $0.69, respectively.

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

The following are the weighted-average assumptions used for options granted during the three months ended December 31, 2007 and 2006, respectively:

	December 31, 2007	December 31, 2006

Risk free interest rate	-	4.69%
Expected life	-	5 Years
Dividend yield	-	n/a
Volatility	-	145%

A summary of employee stock option activity for the three months ended December 31, 2007, is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at September 30, 2007	3,295,000	$0.64
Granted	-	-
Exercised	(950,000)	0.63
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2007	2,345,000	$0.65	3.80 Years	6,714,500

Exercisable at December 31, 2007	190,000	$1.04	3.91 Years	469,749

A summary of the status of the Company's non-vested stock options as of and for the three months ended December 31, 2007, is presented below:

Weighted
Average
	Non-Vested	Grant Date
	Options	Fair Value

Non-vested at September 30, 2007	2,155,000	$0.61
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at December 31, 2007	2,155,000	$0.61

As of December 31, 2007, there was approximately $1,267,997 of unrecognized compensation cost related to stock options that will be recognized over approximately the next two years.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of December 31, 2007 and 2006, there were approximately 16,184,404 and 46,882,148 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common share equivalents outstanding at December 31, 2007, consisted of 7,178 shares of common stock underlying Series A Preferred Stock, 113,783 shares of common stock underlying Series B Preferred Stock, and 16,063,443 shares underlying options and warrants. Of the 16,063,443 shares underlying options and warrants, 11,307,030 shares underlie options and warrants which have vested and 4,756,413 shares underlie options and warrants which have not yet vested.

Revenue Recognition
The Company derives its revenue primarily from the sale and monitoring of offender tracking device systems and reagent stains.

The sale of offender tracking device systems may include the tracking device, such as the TrackerPAL device, and/or the related monitoring service.  If the sale includes the device only, revenue from the sale is recognized immediately.  Revenue from the monitoring service contracts is recognized monthly as earned in accordance with the monitoring service contract.  If the sale includes both the sale of device and monitoring service, the revenue from the sale of device is recognized immediately and the revenue from the monitoring service contract is recognized in the month the service is provided.  The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

(2)	INVENTORIES

Substantially all items included in inventory are finished goods and consisted of the following as of December 31, 2007:

Reagent stains, net of reserve for obsolescence of $61,966	$47,059
Total	$47,059

(3)	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007, was as follows:

Property and equipment	$3,731,391
Less: accumulated depreciation	(1,680,958)
Total	$2,050,433

During the three months ended December 31, 2007, the Company purchased $43,313 of property and equipment. Depreciation expense for the three months ended December 31, 2007 and 2006 was $144,410 and $99,186, respectively.

(4)           MONITORING EQUIPMENT

Monitoring equipment at December 31, 2007, was as follows:

Monitoring equipment	$4,762,146
Less: accumulated depreciation	(2,642,348)
Total	$2,119,798

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under the terms of operating leases.  During the three months ended December 31, 2007, the Company had sold or leased 13,415 electronic monitoring devices.  The monitoring equipment is depreciated on the straight-line method over the estimated useful lives of the related assets of three years.  This cost for billable devices is included in cost of goods sold.  Depreciation expense in connection with monitoring equipment for the three months ended December 31, 2007 and 2006 was $296,755 and $372,490, respectively.

(5)           GOODWILL AND INTANGIBLE ASSETS

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased 51% ownership, including voting interest, of Midwest Monitoring & Surveillance (“Midwest”) for $1,800,000 in notes payable and 438,000 shares of the Company’s common stock.  Midwest provides electronic monitoring for individuals on parole.  The primary reason for the acquisition of Midwest was the expansion of Company’s technology and name recognition throughout the midwest, central and eastern United States.  The total consideration given to purchase Midwest was $4,382,643 delineated a follows:  cash of $1,800,000, shares of common stock of $1,752,000 (438,000 shares valued at $4.00 per share), transaction costs of $31,497, and long-term liabilities assumed of $799,146.  The shares were valued based upon the stock’s trading price on the OTC Bulletin Board at the time the transaction was negotiated.

Subsequent to December 31, 2007, the Company paid off the $1,800,000 note payable and issued 438,000 shares of common stock to complete the acquisition of Midwest.

Court Programs
Effective December 1, 2007, the Company purchased 51% ownership, including voting interest, of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) for $300,000 in note payable and 212,000 shares of the Company’s common stock.  Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The primary reasons to acquire Court Programs are to expand the Company’s technology and name recognition throughout the eastern United States.  The total consideration given to purchase Court Programs was $1,433,184 delineated a follows:  cash of $300,000, shares of common stock of $848,000 (212,000 shares valued at $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $239,860.  The shares were valued based upon the stock’s trading price on the OTC Bulletin Board at the time the transaction was negotiated.

Subsequent to December 31, 2007, the Company paid off the $300,000 note payable and issued 212,000 shares of common stock to complete the acquisition of Court Programs.

In connection with the acquisitions of Midwest and Court Programs, the Company recorded goodwill and intangible assets.  The table below shows the allocation of the goodwill and intangibles for each company:

Goodwill and intangibles assets
Goodwill
Midwest	$78,585
Court Programs	587,386
Intangible assets
Midwest	1,699,275
Court Programs	624,508
Total goodwill and intangible assets	$2,989,754

As of the date of this report, the Company had not yet completed the purchase price allocation related to the acquisition of Midwest and Court Programs.  However, the Company has identified the following categories of intangible assets that pertain to the acquisitions:  trade name, non-compete agreements, backlog, customer relationships and goodwill.

Supplemental Pro Forma Results from Operations
The following table shows the pro forma results from operations for the three months ended December 31, 2007 as though the Midwest and Court Programs acquisitions had been completed as of October 1, 2007:

Net sales	$4,523,484
Cost of goods sold	2,674,663
Gross profit	1,848,821
Operating expenses
Research and development expenses	1,040,447
Selling, general and administrative expenses	5,379,141
Loss from operations	(4,570,767)

Gain on sale of intellectual property	2,400,000

Other income (expense):	(182,294)
Loss before income taxes	(2,353,061)

Income tax benefit	-
Net loss	(2,353,061)

Dividends on Series A preferred stock	(167,137)

Net loss attributable to common shareholders	$(2,520,198)
Net loss per common share – basic and diluted	$(0.02)
Weighted average common shares outstanding – basic and diluted	130,267,000

 (6)         BANK LINE OF CREDIT

As of December 31, 2007, the Company’s outstanding balance under a line of credit with Citizen National Bank was $3,670,451. The interest rate is 7.50% and the line of credit matures on March 1, 2008. The line of credit is secured by letters of credit for a total of $4 million and SecureAlert’s assets excluding TrackerPAL products. This note can be expanded up to $10 million under certain terms and conditions.  The letters of credit were provided as collateral by four entities.  The entities received a total of 400,000 shares of the Company’s common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit in the year ended September 30, 2006.

In addition, the Company will pay 11% annual interest rate, paid monthly, on the line of credit to the entities that provided and arranged for the letters of credit.

(7)          ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2007:

Accrued payroll, taxes and employee benefits	$243,581
Accrued consulting costs	126,500
Accrued cellular costs	113,935
Accrued interest	83,420
Accrued engineering costs	68,460
Accrued bonuses and director fees	55,000
Accrued rental expenses	55,000
Accrued monitoring center costs	32,170
Accrued professional expenses	22,377
Accrued commissions	15,000
Other accrued expenses	19,691
Total	$835,134

(8)           NOTES PAYABLE

Notes payable at December 31, 2007 consisted of the following:

Unsecured notes payable to former SecureAlert shareholders, with interest at 5%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.	$169,676

Notes payable due to three individuals for the acquisition of Midwest. The note is due January 20, 2008. Subsequent to December 31, 2007, the Company has paid off these notes.	$1,800,000

Note payable due to an individual for the acquisition of Court Programs. The note is due January 20, 2008. Subsequent to December 31, 2007, the Company has paid off this note.	$1,147,500

Unsecured revolving line of credit with a bank, with interest at 8.85%.	$37,716

Note payable due to the Small Business Association (“SBA”). Note bears interest at 4.17% and matures on April 6, 2037	$233,081

Unsecured revolving line of credit with a bank, with interest at 14.24%.	$43,010

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 4.65% and 15.96%. These notes become due between November 2008 and November 2011.	$114,272

Notes payable for monitoring equipment. The notes bear interest at 10% and mature December 2008 and January 2009. The notes are secured by the monitoring equipment.	$215,928

Notes payable with financial institution bearing interest at 9%. Notes mature in June 2011 and June 2016. The notes are secured by the property.	$305,845

Notes payable to three shareholders of Midwest. Notes bear interest between 5% and 10% maturing on February 2013.	$104,523

Total debt obligations	$4,171,551
Less: Current maturities	3,542,033

Long-term debt	$629,518

(9)          RELATED-PARTY LINE OF CREDIT AND NOTE

As of December 31, 2007, the Company owed $8,053 to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 11.0% and are due on August 31, 2009.  During the three months ended December 31, 2007, the net decrease in the related party line of credit was $231,710.  The net decrease consisted of net cash repayments during the three months ended December 31, 2007, of $436,219 and net increases of $204,509 related to a monthly management fee owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company.  Mr. Derrick’s and Mr. Dalton’s respective salaries are paid to ADP Management which in turn pays Messrs. Derrick and Dalton.  If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related party line of credit is increased for the amount owed to ADP Management.

(10)        MINORITY INTEREST

Volu-Sol Reagents
In January 2007, Messrs. Derrick and Dalton exercised their previously granted right (this right was granted in February 2006) to purchase from the Company 2,500,000 shares of Volu-Sol Reagents common stock for cash proceeds of $400,000 or $0.16 per share.  Prior to the sale, the Company owned 100% of Volu-Sol Reagents common stock.  The sale decreased its ownership to 70%.  During the year ended September 30, 2007, Volu-Sol Reagents negotiated a non-exclusive license agreement with the Company.  Additionally, the Company issued 3,375,000 shares of common stock, with a three year anti-dilution provision, for net cash proceeds of $1,150,000 or $0.34 per share to various investors.  These transactions decreased the Company’s ownership of Volu-Sol Reagents to 50%.

During the three months ended December 31, 2007, the Company issued 3,937,500 shares of Volu-Sol Reagents common stock for cash proceeds of $1,575,000.  In addition, the Company issued 875,000 shares of Volu-Sol Reagents common stock for services.  As of December 31, 2007, Volu-Sol Reagents had a total of 16,520,833 shares outstanding.  The Company has voting control for 50.82% of the outstanding shares of Volu-Sol Reagents; and has therefore included Volu-Sol Reagents in the consolidation of the financial statements.

Subsequent to December 31, 2007, the Company sold 3,000,000 shares of Volu-Sol Reagents for $2,400,000 in cash or $0.80 per share.

Midwest
Effective December 1, 2007, the Company acquired 51% ownership of Midwest for $1,800,000 in cash and 438,000 shares of the Company’s common stock.

Court Programs
Effective December 1, 2007, the Company acquired 51% ownership of Court Programs for $300,000 in cash and 212,000 shares of the Company’s common stock.

The schedule below shows the allocation of the minority interest among the entities:

Minority Interest
Volu-Sol Reagents	$2,789,945
Midwest	58,321
Court Programs	(83,215)
Total	$2,765,051

(11)        PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred Stock is convertible into 370 shares of common stock. During the three months ended December 31, 2007, no shares of Series A Preferred Stock were converted into common stock.  As of December 31, 2007, there were 19 shares of Series A Preferred Stock outstanding, which represent 7,178 common stock equivalents at a conversion rate of 370 for 1. Subsequent to December 31, 2007, and as of the date of this Report, no additional shares of Series A Preferred Stock had been converted into shares of common stock.

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred Stock (or $200 per share), payable in cash or in additional shares of Series A Preferred Stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2007 and 2006, the Company recorded $102 and $50,440, respectively, in dividends on Series A Preferred Stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred Stock at a redemption price of 133 percent of the stated value of Series A Preferred Stock; however, the Company may designate a different and lower redemption price for all shares of Series A Preferred Stock called for redemption by the Company. Through December 31, 2007, the Company had not exercised its option to redeem shares of Series A Preferred Stock.

Series B Convertible Preferred Stock

During the three months ended December 31, 2007, a total of 2,000 shares of Series B Convertible Preferred Stock were converted into 15,000 shares of common stock.  As of December 31, 2006, there were 10,999 shares of Series B Preferred Stock outstanding convertible into approximately 113,783 common shares.  Subsequent to December 31, 2007, and as of the date of this Report, no additional shares of Series B Convertible Preferred Stock had been converted into shares of common stock.

SecureAlert, Inc. Preferred Stock

As of December 31, 2007, there were 3,590,000 shares of SecureAlert Series A Preferred Stock outstanding.  The holders of shares of Series A Preferred Stock are entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,386,000 ($1.54 X 90 days X 10,000 contracts) or $.386 per share of Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all SecureAlert Series A Preferred Stock may be converted at the holders’ option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc. During the three months ended December 31, 2007, no shares of SecureAlert Series A Preferred Stock had been converted into shares of SecureAlert common stock.

During the three months ended December 31, 2007, the Company entered into a stock redemption agreement with SecureAlert Series A Preferred Stock shareholders to redeem all outstanding shares for $6,863,695 in cash and 3,000,000 shares of RemoteMDx common stock.  The stock redemption agreement will in effect amend the Designation of Rights and Preferences of the SecureAlert Series A Convertible Redeemable Non-Voting Preferred Stock. The redemption price will eliminate all future dividends due to SecureAlert Series A Preferred Stock shareholders.

(12)        COMMON STOCK

During the three months ended December 31, 2007, the Company issued 3,175,206 shares of common stock as follows:

•	130,000 shares were issued for services performed for a value of $621,085.

•	15,000 shares were issued from Series B Preferred Stock conversions.

•	2,854,453 shares were issued from the exercise of warrants.

•	175,753 shares were issued for dividends on SecureAlert Series A Preferred stock.

Common Stock Options and Warrants

As of December 31, 2007, 11,307,030 of the 16,063,443 outstanding options and warrants were vested with a weighted average exercise price of $1.68 per share.  During the three months ended December 31, 2007, 50,000 warrants were issued with an exercise price of $4.05 per share and vested immediately.  During the three months ended December 31, 2007, various warrant holders exercised 2,854,453 warrants for cash proceeds of $2,044,881.

(13)        SEGMENT INFORMATION

The Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The electronic monitoring segment comprising the SecureAlert, Midwest, and Court Programs subsidiaries is engaged in the business of developing, distributing and monitoring offender tracking devices. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The following table reflects certain financial information relating to each reportable segment for three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Sales to external customers:
Electronic monitoring	$3,435,953	$835,383
Reagents	169,592	152,854
	$3,605,545	$988,237

Net (loss) income from operations:
Electronic monitoring	$(2,144,304)	$(4,878,089)
Reagents	(284,246)	(66,722)
Other (unallocated)	(2,157,694)	(2,688,930)
	$(4,586,244)	$(7,633,741)

Identifiable assets:
Electronic monitoring	$13,963,198
Reagents	2,494,825
Other (unallocated)	5,530,086
Total assets	$21,988,109

(14)        SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company entered into the following transactions:

1)	Issued 212,000 shares of common stock and paid cash of $300,000 as payment in full on the note payable in connection with the acquisition of Court Programs.
2)	Issued 438,000 shares of common stock and paid cash of $1,800,000 as payment in full on the $1,800,000 notes payable in connection with the acquisition of Midwest.
3)	Issued 345,755 shares of common stock for services rendered.
4)	Issued 10,000 shares upon the exercise of options for cash proceeds of $6,000.
5)	The Company sold 3,000,000 shares of Volu-Sol Reagents for $2,400,000 in cash to an unrelated entity.

(15)        COMMITMENTS AND CONTINGENCIES

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

Strategic Growth International, Inc. v. RemoteMDx, Inc., This action was filed in response to an action previously filed by the Company against SGI in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  The SGI Defendants’ Complaint alleges a single claim for Breach of Contract and seeks recovery of: 1) the balance they claim remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock.  In its Answer and Counterclaims, the Company denied the SGI Defendants’ allegations and asserted counterclaims for:  (1) Breach of Contract; (2) Rescission; and (3) Declaratory Judgment.  On October 29, 2007, with the approval of the court, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for Fraudulent inducement. The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  Discovery is ongoing and a final pretrial conference is set for March 2008.  The Company intends to vigorously defend itself against the SGI Defendants’ claim and to prosecute its counterclaims against the SGI Defendants.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007.  The Company disclaims any obligation or intention to update any forward-looking statement.

General
RemoteMDx, Inc. (“RemoteMDx” or the “Company”) markets, monitors and sells the TrackerPAL device.  The TrackerPAL is used to monitor convicted offenders that are on probation or parole, in the criminal justice system.  The TrackerPAL device utilizes GPS and cellular technologies in conjunction with a monitoring center that is staffed 365 days a year.   The Company believes that its technologies and services will benefit the law enforcement officials and allow them to respond immediately to a problem involving one of their offenders.  The parole and probation market consists of approximately 4.9 million adults in the criminal justice system at any given time. The TrackerPAL is targeted to meet the needs of this market.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technology and services we have developed for the parolee and probation market.

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to generally accepted accounting principles in the United States of America.

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

The sale of offender tracking device systems may include the tracking device, such as the TrackerPAL device, and/or the related monitoring service.  If the sale includes the device only, revenue from the sale is recognized immediately.  If the sale includes the monitoring service, revenue for the service is recognized ratably over the life of the monitoring service contract.  Revenue from the monitoring service contract is recognized monthly as earned in accordance with the monitoring service contract.  If the sale includes both the sale of device and monitoring service, the revenue from the sale of device is recognized immediately and the revenue from the monitoring service contract is recognized in the month the service is provided.  The Company records reserves for estimated returns of defective product. Amounts received in advance of shipment are recorded as deferred revenue. Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The sale of reagent stains is recognized when an agreement with the buyer exists, the price is fixed or determinable, the product has been shipped, and collection is reasonably assured.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the three months ended December 31, 2007 and 2006, no impairment of long-lived assets was recorded.

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

For the three months ended December 31, 2007, no stock options were granted to employees.  The Company granted 150,000 stock options to employees during the three months ended December 31, 2006.  The weighted average fair value of stock options at the date of grant during the three months ended December 31, 2007 and 2006 was $0 and $0.69, respectively.

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

The following are the weighted-average assumptions used for options granted during the three months ended December 31, 2007 and 2006, respectively:

	December 31, 2007	December 31, 2006

Risk free interest rate	-	4.69%
Expected life	-	5 Years
Dividend yield	-	n/a
Volatility	-	145%

A summary of employee stock option activity for the three months ended December 31, 2007, is presented below:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at September 30, 2007	3,295,000	$0.64
Granted	-	-
Exercised	(950,000)	0.63
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2007	2,345,000	$0.65	3.80 Years	6,714,500

Exercisable at December 31, 2007	190,000	$1.04	3.91 Years	469,749

A summary of the status of the Company's non-vested stock options as of and for the three months ended December 31, 2007, is presented below:

Weighted
Average
	Non-Vested	Grant Date
	Options	Fair Value

Non-vested at September 30, 2007	2,155,000	$0.61
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at December 31, 2007	2,155,000	$0.61

As of December 31, 2007, there was approximately $1,267,997 of unrecognized compensation cost related to stock options that will be recognized over approximately the next two years.

Three months ended December 31, 2007, compared to three months ended December 31, 2006

Net Sales

For the three months ended December 31, 2007, the Company had net sales of $3,605,545 compared to $988,237 for the three months ended December 31, 2006, an increase of $2,617,308. The increase in net sales resulted primarily from the sale and monitoring of offender tracking devices.

SecureAlert had net sales of $2,875,057 during the three months ended December 31, 2007, compared to net sales of $835,383 for the three months ended December 31, 2006. These sales in the three months ended December 31, 2007 consisted of $1,000,000 from the sale of offender tracking devices, $1,855,149 from the monitoring of offender tracking devices, and $19,908 from home and personal security systems.  Electronic Monitoring Services and QuestGuard were significant customers of SecureAlert, accounting for 35% and 29%, respectively, of SecureAlert sales for the three months ended December 31, 2007.  No other SecureAlert customer accounted for 10% or more of its sales.

Reagents had revenues for the three months ended December 31, 2007, of $169,592, compared to $152,854 during the three months ended December 31, 2006. The Company anticipates that Reagents' sales will decrease in the future as a percentage of total sales.  The following are significant customers of Reagents accounting for more than 10% of Reagents’ sales during the period:  Thermo Fisher Scientific (previously known as Fisher Scientific) accounted for 25%, Cardinal Health Medical accounted for 14%, and Esbe Scientific accounted for 11%.  No other Reagents customer accounted for 10% or more of its sales.

On December 1, 2007, the Company acquired Midwest. For the month ended December 31, 2007, Midwest had net sales of $351,583.  These sales consisted of $311,631 from the monitoring of offender tracking devices, $36,046 from the sale of devices, and $3,906 from other miscellaneous sales.

On December 1, 2007, the Company acquired Court Programs. For the month ended December 31, 2007, Court Programs had net sales of $209,313 all from the monitoring of offender tracking devices and parolee services.

Cost of Goods Sold

For the three months ended December 31, 2007, cost of goods sold was $2,184,100 compared to $2,205,393 during the three months ended December 31, 2006, a decrease of $21,293. SecureAlert's cost of goods sold totaled $1,758,351 or 61% of SecureAlert's net sales during the three months ended December 31, 2007, compared to $2,111,909 or 253% of SecureAlert’s net sales during the three months ended December 31, 2006.  Cost of goods sold for the December 31, 2007 of $1,758,351 was comprised of the following:  device costs of $670,149, commissions of $120,176, communication costs of $263,300, location costs of $11,441, monitoring center costs of $456,318, amortization of $59,798, personal emergency response costs of $3,626, and other TrackerPAL costs of $173,543.  Cost of goods sold for the December 31, 2006 of $2,111,909 was comprised of the following:  device costs of $345,026, communication costs of $894,847, monitoring center costs of $412,438, amortization of $372,490, personal emergency response costs of $80,600, and other TrackerPAL costs of $6,508.  During the December 31, 2007 quarter, communication costs of $739,500 and amortization costs of $337,209 for non-billable units were reported under selling, general and administrative expenses. Midwest’s cost of goods sold totaled $173,915 for the one month ended December 31, 2007.  Court Programs cost of goods sold totaled $137,613 for the one month ended December 31, 2007.  Reagents' cost of goods sold was $114,221 or 67% of Reagent's net sales during the three months ended December 31, 2007, compared to $93,484 or 61% of Reagent's net sales for the same period during the prior fiscal year. The increase as a percentage of net sales was primarily due to an increase in material, shipping and labor costs.

Research and Development Expenses

During the three months ended December 31, 2007 and 2006, research and development expense was $1,040,447 and  $1,219,659, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended December 31, 2007, selling, general and administrative expenses were $4,967,242 compared to $5,196,926 during the three months ended December 31, 2006.  The decrease of $229,684 relates primarily to a decrease in the following expenses:  bad debt of $13,684, commissions of $26,867, consulting of $770,998, investment relations and banking fees of $154,282, lease of $13,898, legal and professional fees of $228,199, outside services of $184,883, overhead allocation of $67,000, rent of $13,136, supplies of $31,111, and other decreases in selling, general and administrative expenses of $184,626.  Furthermore, the decrease of $229,684 in selling, general and administrative expenses was offset by increases in the following expenses: advertising of $32,224, amortization for non-billable devices of $213,568, automobile expense of $22,749, board of director fees of $10,000, communication cost services for non-billable devices of $438,832, depreciation of $45,224, insurance of $25,064, payroll and taxes of $201,318, rent of $27,271, repairs and maintenance of $11,948, telephone of $41,309, travel of $359,942 and other increases in selling, general and administrative expenses of $29,551.  The decrease in consulting of $770,998 relates primarily to the issuance of warrants and shares of common stock issued consultants in the three months ended December 31, 2006 for public relations and branding services to increase the Company presence in the capital markets.

Interest Income and Expense

During the three months ended December 31, 2007, interest expense totaled $375,510 compared to $284,285 paid in the three months ended December 31, 2006. This amount consists primarily of non-cash interest expense of approximately $178,406 related to unamortized financing costs associated with shares of common stock issued for prepaid interest. The increase of $91,225 is due primarily from the issuance of common stock to extend the Company’s related party line of credit.

Liquidity and Capital Resources

The Company is presently unable to finance its operations solely from cash flows from operating activities. During the three months ended December 31, 2007, the Company financed its operations primarily from the sale and issuance of common stock of the Company’s subsidiary Volu-Sol Reagents and the exercise of warrants for the purchase of common stock of the Company for net proceeds of $4,027,380.

As of December 31, 2007, the Company had unrestricted cash of $7,713,104 and a working capital of $3,707,769, compared to unrestricted cash of $5,556,275 and a working capital of $2,596,985 at September 30, 2007.

During the three months ended December 31, 2007, the Company's operating activities used cash of $1,284,739, compared to $552,722 of cash provided during the three months ended December 31, 2006.

The Company used cash of $43,313 for investing activities during the three months ended December 31, 2007.

The Company's financing activities during the three months ended December 31, 2007, provided cash of $3,484,881 compared to $5,898,488 during the three months ended December 31, 2006. During the three months ended December 31, 2007, the Company had net proceeds of $1,575,000 from the sale of equity securities through the Company’s subsidiary Volu-Sol Reagents, $2,452,380 from the exercise of warrants, and $160,898 of cash acquired through the purchase of Midwest and Court Programs.  Cash was decreased by $188,534 in payments to the bank line of credit, $436,219 in net payments on the related party line of credit, $78,644 in payments on notes payable.

The Company incurred a net loss of $2,352,383 through the three months ended December 31, 2007. As of December 31, 2007, the Company had a net tangible stockholders' equity of $942,737 and an accumulated deficit of $135,101,671.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB for the year ended September 30, 2007, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s plans with respect to this uncertainty, is to focus on sales of the TrackerPAL product.  There can be no assurance that revenues will increase rapidly enough to payback operating losses and payback debts.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Recent Developments

Subsequent to December 31, 2007, the Company entered into the following transactions:

1)	Issued 212,000 shares of common stock and paid off the $300,000 note payable in connection with the acquisition of Court Programs.
2)	Issued 438,000 shares of common stock and paid off the $1,800,000 notes payable in connection with the acquisition of Midwest.
3)	Issued 345,755 shares of common stock for services rendered.
4)	Issued 10,000 shares upon the exercise of options for cash proceeds of $6,000.
5)	The Company sold 3,000,000 shares of Volu-Sol Reagents for $2,400,000 in cash to an unrelated entity.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  In their evaluation, the Chief Executive Officer and Chief Financial Officer identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be “material weaknesses.”  A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related to the failure to properly disclose equity and debt transactions.  In addition, there have been deficiencies in our inventory control process. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-QSB.  In addition, we have not created a “Disclosure Controls Committee” to monitor and follow up on our processes to assure disclosures are complete and accurate; however, we intend to have such a committee in place by October 1, 2008.  We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies.  Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Based on the matter identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  These deficiencies have been disclosed to our Audit Committee.

Changes in Internal Controls.  There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Strategic Growth International, Inc. v. RemoteMDx, Inc., This action was filed in response to an action previously filed by the Company against SGI in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  The SGI Complaint alleges a single claim for breach of contract and seeks recovery of: 1) the balance SGI claims remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted common stock of the Company at $0.50 per share; and 3) the value of one million shares of restricted common stock of the Company.  In its Answer and Counterclaims, the Company denied the SGI’s allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, with the approval of the court, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement. The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  Discovery is ongoing and a final pretrial conference is set for March 2008.  The Company intends to vigorously defend itself against SGI’s claims and to prosecute its counterclaims against SGI.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2007, the Company issued 3,175,206 shares of common stock as follows:

•	130,000 shares were issued for services performed for a value of $621,085.

•	15,000 shares upon Series B Preferred Stock conversions.

•	2,854,453 shares upon the exercise of warrants.

•	175,753 shares were issued for dividends on SecureAlert Series A Preferred stock.

In each of these transactions the securities were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

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

10.17
Stock Purchase Agreement between the Company and Midwest Monitoring & Surveillance, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008).

10.18
Stock Purchase Agreement between the Company and Court Programs, Inc., Court Programs of Florida Inc., and Court Programs of Northern Florida, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008).

14	Code of Business Conduct and Ethics (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008).

31.1	Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTEMDX, INC.

Date: February 14, 2008	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer

Date: February 14, 2008	By:	/s/ Michael G. Acton
Michael G. Acton,
Principal Accounting Officer