Form 10QSB/A
period 2007-12-31
REMOTE MDX INC
filed 2008-06-18
CIK 1045942

UNITED STATES
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

(801) 451-6141
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

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 (As Restated)	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006 (As Restated)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006 (As Restated)	6

	Unaudited Notes to Condensed Consolidated Financial Statements (As Restated)	8

Item 2.	Management's Discussion and Analysis or Plan of Operation	19

Item 3.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits and Reports on Form 8-K	27

	Signatures	30

Certifications

Explanatory Note – Restatement of Condensed Consolidated Financial Statements

The Company is restating its condensed consolidated financial statements as of and for the three months ended December 31, 2007 and 2006 for the following reasons:

1)
The Company reviewed its existing contracts for compliance with its revenue recognition policies. After reviewing its existing contracts, the Company determined that $1,300,000 of revenues (with its associated cost of revenues of $952,341) previously recorded for the year ended September 30, 2007 did not meet the requirements of SAB 104 and EITF 00-21.  Of the $1,300,000 of deferred revenue as of September 30, 2007, $33,333 (with its associated cost of revenues of $22,894) was recognized during the three months ended December 31, 2007.

The Company reviewed its existing contracts for compliance with its revenue recognition policies. After reviewing its existing contracts, the Company determined that $400,000 of revenues previously recorded for the three months ended December 31, 2006 did not meet the requirements of SAB 104 and EITF 00-21.  The associated cost of revenues of $274,728 was also deferred as of December 31, 2006.

2)
For the three months ended December 31, 2007, the Company reported amortization expense of $211,181 and communication expense of $438,832 related to non-billable units as selling, general and administrative expenses. A non-billable unit is a TrackerPAL device that did not generate any monitoring service revenue for the period.  Upon further review, the Company was unable to identify any accounting pronouncements specifying the appropriate classification of these expenses in the statement of operations.  Therefore, the Company looked to general practices of similar companies and determined to reclassify these expenses to cost of revenues.  The Company believes this reclassification is appropriate because the non-billable units do not directly meet the definition of research and development assets, they are not promotional assets, and they are not used by the Company for internal purposes.

The effects of these restatements as of and for the three months ended December 31, 2007 and 2006 are as follows:

	Previously Reported	As Restated

Balance Sheet Items - 2007:
Monitoring equipment, net of accumulated depreciation	$2,119,798	$3,049,245
Total assets	21,988,109	22,917,556
Deferred revenue	34,894	1,301,560
Total current liabilities	11,062,996	12,329,662
Accumulated deficit	(135,101,671)	(135,438,890)
Total stockholders’ equity	3,932,491	3,595,272
Total liabilities and stockholders’ equity	21,988,109	22,917,556

Statement of Operations Items - 2007:
Revenues	3,605,545	3,638,878
Cost of revenues	2,184,100	2,857,007
Selling, general and administrative expenses	4,967,242	4,317,229
Net loss	(2,352,383)	(2,341,944)
Net loss attributable to common stockholders	(2,519,520)	(2,509,081)
Net loss per common share – basic and diluted	(0.02)	(0.02)

Statement of Operations Items - 2006:
Revenues	988,237	588,237
Cost of revenues	2,205,393	1,930,665
Net loss	(7,813,649)	(7,938,921)
Net loss attributable to common stockholders	(8,051,505)	(8,176,777)
Net loss per common share – basic and diluted	(0.10)	(0.10)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

REMOTEMDX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(As Restated)

December 31, 2007
Assets
Current assets:
Cash	$7,713,104
Accounts receivable, net of allowance for doubtful accounts of $303,068	6,170,561
Inventories (note 2)	47,059
Receivables	622,927
Prepaid expenses	217,114
Total current assets	14,770,765
Property and equipment, net of accumulated depreciation and amortization of $1,680,958 (note 3)	2,050,433
Monitoring equipment, net of accumulated depreciation and amortization of $2,977,486 (note 4)	3,049,245
Goodwill and other intangible assets (note 5)	2,989,754
Other assets	57,359
Total assets	$22,917,556
Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit (note 6)	$3,670,451
Accounts payable	2,690,536
Accrued liabilities (note 7)	835,134
Dividends payable	289,948
Deferred revenue	1,301,560
Current portion of long-term debt (note 8)	3,542,033
Total current liabilities	12,329,662
Related-party line of credit (note 9)	8,053
Long-term debt, net of current portion (note 8)	629,518
Total liabilities	12,967,233
Minority interest (note 10)	2,765,051
SecureAlert Series A Preferred Stock	3,590,000
Stockholders’ equity:
Preferred stock:
Series A, 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; 19 shares outstanding (aggregate liquidation preference of $450)	1
Series B, convertible, $0.0001 par value: 2,000,000 shares designated; 10,999 shares outstanding (aggregate liquidation preference of $32,997)	1
Series C, convertible, $0.0001 par value: 7,357,144 shares designated; no shares outstanding (aggregate liquidation preference of $0)	-
Common stock, $0.0001 par value: 175,000,000 shares authorized, 130,515,291 shares outstanding	13,052
Additional paid-in capital	145,096,450
Deferred compensation	(6,075,342)
Accumulated deficit	(135,438,890)
Total stockholders’ equity	3,595,272
Total liabilities and stockholders’ equity	$22,917,556

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(As Restated)

	Three Months Ended
	December 31,
	2007	2006
Revenues:
Products	$1,238,971	$152,854
Monitoring services	2,399,907	435,383
Total revenues	3,638,878	588,237

Cost of revenues:
Products	693,043	93,484
Monitoring services	2,163,964	1,837,181
Total cost of revenues	2,857,007	1,930,665

Gross margin (deficit)	781,871	(1,342,428)
Operating expenses:
Selling, general and administrative expenses (including $2,019,945 and $1,660,636 of compensation expense paid in stock or stock option / warrants, respectively)	4,317,229	5,196,926
Research and development expenses	1,040,447	1,219,659
Loss from operations	(4,575,805)	(7,759,013)
Other income (expense):
Gain on sale of intellectual property	2,400,000	-
Gain on revalued registration rights	-	52,500
Minority interest allocation	165,580	-
Interest income	33,189	51,521
Interest expense	(375,510)	(284,285)
Other income	10,602	356
Net loss	(2,341,944)	(7,938,921)
Dividends on Series A and C preferred stock	(167,137)	(237,856)
Net loss attributable to common stockholders	$(2,509,081)	$(8,176,777)
Net loss per common share – basic and diluted	$(0.02)	$(0.10)
Weighted average common shares outstanding – basic and diluted	129,617,000	83,018,000

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(As Restated)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,341,944)	$(7,938,921)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	441,165	471,676
Common stock issued for services	621,085	557,550
Amortization of deferred financing and consulting costs	1,393,656	205,320
Gain on registration rights liability	-	(52,500)
Stock options vested during the period and/or issued for services	183,610	982,567
Increase in related-party line of credit for services	204,509	150,639
Minority interest expense, net	(165,582)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(638,080)	(633,604)
Interest receivable	(9,068)	15,604
Inventories and monitoring equipment	27,194	(390,122)
Prepaid expenses and other assets	102,134	2,095,248
Accounts payable	(799,393)	3,586,883
Accrued liabilities	(261,826)	1,116,701
Deferred revenue	(42,199)	385,681
Net cash (used in) provided by operating activities	(1,284,739)	552,722

Cash flows from investing activities:
Purchase of property and equipment	(43,313)	-
Purchase of monitoring equipment	-	(7,148,146)
Net cash used in investing activities	(43,313)	(7,148,146)
Cash flows from financing activities:
Payment of accrued SecureAlert Series A Preferred Stock dividends	-	(20,877)
Payments on related-party line of credit	(436,219)	(128,839)
Payments on bank line of credit	(188,534)	(26,796)
Payments on notes payable	(78,644)	-
Cash acquired through acquisitions	160,898	-
Proceeds from sale of common stock	-	6,000,000
Proceeds from issuance of subsidiary stock	1,575,000	-
Proceeds from exercise of warrants	2,452,380	75,000
Net cash provided by financing activities	3,484,881	5,898,488
Net increase (decrease) in cash	2,156,829	(696,936)
Cash, beginning of period	5,556,275	5,872,529
Cash, end of period	$7,713,104	$5,175,593

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(As Restated)

	Three Months Ended
	December 31,
	2007	2006

Cash paid for interest	$197,104	$196,834
Supplemental schedule of non-cash investing and financing activities:
Notes payable issued in acquisition of Midwest Monitoring & Surveillance, Inc.	1,800,000	-
Note payable issued in acquisition of Court Programs, Inc., Court Programs of Florida, Inc., and Court Programs of Northern Florida, Inc.	1,147,500	-
Issuance of shares of common stock in exchange for shares of Series A preferred stock	-	1
Issuance of shares of common stock in exchange for shares of Series B preferred stock	1	4
Issuance of Preferred Series A for stock dividends	-	237,856
Exercise of options for receivable	-	1,580,464
SecureAlert Series A dividends	167,035	91,542
Penalty shares issued for accrued liability	-	291,000

See accompanying notes to unaudited condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

(1)        BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RemoteMDx, Inc. (“RemoteMDx”) and subsidiaries (collectively, the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended September 30, 2007, as amended and restated. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

Going Concern
The Company has a history of recurring net losses, negative cash flows from operating activities in 2007, and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to achieve successful operations, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.

Management’s plans with respect to this uncertainty include raising additional capital from the exercise of options, sale of Volu-Sol Reagents Corporation (“Volu-Sol”) common stock, and expanding its market for its tracking products.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.   Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of RemoteMDx and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Stock-Based Compensation

For the three months ended December 31, 2007, no stock options were granted to employees.  The Company granted stock options for the purchase of 150,000 shares of common stock to employees during the three months ended December 31, 2006.  The weighted average fair value of stock options at the date of grant during the three months ended December 31, 2007 and 2006 was $0 and $0.69, respectively.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

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

As of December 31, 2007, there was approximately $1,268,000 of unrecognized compensation cost related to stock options that will be recognized over approximately the next two years.

A summary of stock option activity for the three months ended December 31, 2006, is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	150,000	1.85
Exercised	(225,000)	0.58
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2006	3,532,500	$0.69	4.12 Years	3,261,475

Exercisable at December 31, 2006	1,327,500	$1.22	4.11 Years	1,094,325

A summary of the status of the Company's non-vested stock options as of and for the three months ended December 31, 2006, is presented below:

		Weighted
		Average
	Non-Vested	Grant Date
	Options	Fair Value

Non-vested at September 30, 2006	3,095,001	$0.56
Granted	-	-
Vested	(890,000)	0.56
Forfeited	-	-

Non-vested at December 31, 2006	2,205,001	$0.56

As of December 31, 2006, there was $1,225,545 of unrecognized compensation cost related to stock options that will be recognized over approximately the next two years.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of December 31, 2007 and 2006, there were 16,184,404 and 46,882,148 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common share equivalents outstanding at December 31, 2007 consisted of 7,178 shares of common stock underlying Series A Preferred Stock, 113,783 shares of common stock underlying Series B Preferred Stock, and 16,063,443 shares underlying options and warrants. Of the 16,063,443 shares underlying options and warrants, 11,307,030 shares underlie options and warrants which have vested and 4,756,413 shares underlie options and warrants which have not yet vested.

Revenue Recognition
The Company’s revenue has historically been from three sources: (i) monitoring services; (ii) monitoring device and other product sales; and (iii) medical diagnostic stains sales.

Monitoring Services
Monitoring services include two components: a) contracts in which the Company provides monitoring services and leases devices to distributors or end users in which the Company retains ownership of the leased devices; and b) monitoring services purchased by distributors or end users who have previously purchased devices and have opted to use the Company’s monitoring services.

The Company leases its devices under one-year contracts with customers that opt to use the Company’s monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Monitoring Device Product Sales
Although not the focus of the Company’s business model, the Company sells its monitoring devices in certain situations.  In addition, the Company sells home security and Personal Emergency Response Systems.  The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured.

When purchasing products (such as TrackerPAL devices) from the Company, customers may, but are not required to, enter into monitoring service contracts.   The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements
The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, the Company considers whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  In accordance with EITF 00-21, if the fair value of the undelivered element exists, but the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method as applied to these particular transactions, the fair value of the undelivered element (the monitoring services) is deferred and the remaining portion of the arrangement (the sale of the device) is recognized as revenue when the device is delivered and all other revenue recognition criteria are met.

Medical Diagnostic Stain Sales
The Company recognizes medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the products, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured.

Other Matters
The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due.  Normal payment terms for the sale of monitoring services are 30 days, and normal payment terms for device sales are between 120 and 180 days.  The Company sells its devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Distributors have no price protection or stock protection rights with respect to devices sold to them by the Company.  Generally, title and risk of loss pass to the buyer upon delivery of the devices.

The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

Shipping and handling fees are included in revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

(2)	INVENTORIES

Substantially all items included in inventory are finished goods and consisted of reagents stains, net of reserve for obsolescence of $61,966, as of December 31, 2007.

(3)	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2007, was as follows:

Property and equipment	$3,731,391
Less: accumulated depreciation	(1,680,958)
Total	$2,050,433

During the three months ended December 31, 2007, the Company purchased $43,313 of property and equipment. Depreciation expense for the three months ended December 31, 2007 and 2006 was $144,410 and $99,186, respectively.

(4)        MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2007, was as follows:

Monitoring equipment	$6,026,731
Less: accumulated depreciation	(2,977,486)
Total	$3,049,245

Net monitoring equipment of $3,049,245 includes $929,447 of equipment, net of amortization, previously sold to customers that has been deferred and will be recognized in future periods.  The Company has not depreciated the equipment since the date the devices have been sold.

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over the estimated useful lives of the related assets of three years, and is included in cost of revenues.  Depreciation expense in connection with monitoring equipment for the three months ended December 31, 2007 and 2006 was $290,897 and $372,490, respectively.

(5)        GOODWILL AND OTHER INTANGIBLE ASSETS

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased 51% ownership, including voting interest, of Midwest Monitoring & Surveillance (“Midwest”) for $1,800,000 in notes payable and up to 438,000 shares of the Company’s common stock.  Midwest provides electronic monitoring for individuals on parole.  The primary reason for the acquisition of Midwest was the expansion of Company’s technology and name recognition throughout the midwest, central and eastern United States.  The total consideration for the purchase of Midwest was $4,382,643 comprised of  notes payable of $1,800,000, shares of common stock valued at $1,752,000 (438,000 shares valued at $4.00 per share), transaction costs of $31,497, and long-term liabilities assumed of $799,146.

The RemoteMDx shares issued as part of the consideration for the Midwest shares were placed in escrow subsequent to December 31, 2007, and were subsequently released by the Company in March 2008.

Court Programs
Effective December 1, 2007, the Company purchased 51% ownership, including voting interest, of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) for $300,000 in a note payable and up to 212,000 shares of the Company’s common stock.  Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The primary reasons to acquire Court Programs are to expand the Company’s technology and increase the Company’s name recognition throughout the eastern United States.  The total consideration for the purchase of Court Programs was $1,433,184 delineated a follows:  note payable of $300,000, shares of common stock valued at $848,000 (212,000 shares valued at $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $239,860.

The RemoteMDx shares to be issued as part of the consideration for the Court Programs shares were placed in escrow subsequent to December 31, 2007, and were subsequently released by the Company in March 2008.

In connection with the acquisitions of Midwest and Court Programs, the Company recorded goodwill and other intangible assets.  The table below shows the allocation of the goodwill and other intangibles for each company:

Goodwill and other intangibles assets
Goodwill
Midwest	$78,585
Court Programs	587,386
Other intangible assets
Midwest	1,699,275
Court Programs	624,508
Total goodwill and other intangible assets	$2,989,754

The Company has not yet completed the purchase price allocations related to the acquisitions of Midwest and Court Programs.  However, the Company has identified the following categories of intangible assets that pertain to the acquisitions: trade name, non-compete agreements, customer relationships and goodwill.

Supplemental Pro Forma Results of Operations
The following table presents the pro forma results of operations for the three months ended December 31, 2007, and 2006 as though the Midwest and Court Programs acquisitions had been completed as of the beginning of the period presented:

	Three Months Ended
	December 31,
	2007	2006
Revenues:
Products	$1,238,971	$152,854
Monitoring services	3,317,846	1,694,084
Total revenues	4,556,817	1,846,938

Cost of revenues:
Products	693,043	93,484
Monitoring services	2,654,527	2,791,922
Total cost of revenues	3,347,570	2,885,406

Gross margin (deficit)	1,209,247	(1,038,468)
Operating expenses:
Selling, general and administrative expenses	4,769,128	5,796,809
Research and development expenses	1,040,447	1,219,659
Loss from operations	(4,600,328)	(8,054,936)
Other income (expense):
Gain on sale of intellectual property	2,400,000	-
Gain on revalued registration rights	-	52,500
Minority interest allocation	165,580	-
Other income	10,602	356
Interest income	33,189	51,521
Interest expense	(391,665)	(315,636)
Net loss	(2,382,622)	(8,266,195)
Dividends on Series A and C preferred stock	(167,137)	(237,856)
Net loss attributable to common stockholders	$(2,549,759)	$(8,504,051)
Net loss per common share – basic and diluted	$(0.02)	$(0.10)
Weighted average common shares outstanding – basic and diluted	130,267,000	83,018,000

(6)        BANK LINE OF CREDIT

As of December 31, 2007, the Company’s outstanding balance under a line of credit with a bank was $3,670,451. The interest rate is 7.50% and the line of credit matures on March 1, 2008. The line of credit is secured by letters of credit totaling $4,000,000 and SecureAlert’s assets excluding TrackerPAL products. This line of credit can be expanded up to $10,000,000 under certain terms and conditions.  The letters of credit were provided as collateral by four entities.  The entities received a total of 400,000 shares of the Company’s common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit in the year ended September 30, 2006.

In addition, the Company pays monthly interest payments at an 11% annual interest rate on the line of credit to the entities that provided the letters of credit.

(7)        ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2007:

Accrued payroll, taxes and employee benefits	$243,581
Accrued consulting costs	126,500
Accrued communication costs	113,935
Accrued interest	83,420
Accrued engineering costs	68,460
Accrued bonuses and directors fees	55,000
Accrued rental expenses	55,000
Accrued monitoring center costs	32,170
Accrued professional expenses	22,377
Accrued commissions	15,000
Other accrued expenses	19,691
Total	$835,134

(8)        DEBT OBLIGATIONS

Debt obligations as of December 31, 2007 consisted of the following:

Notes payable due to three individuals for the acquisition of Midwest. The notes are due January 20, 2008. Subsequent to December 31, 2007, the Company paid off these notes.	$1,800,000
Note payable due to an individual for the acquisition of Court Programs. The note is due January 20, 2008. Subsequent to December 31, 2007, the Company paid off this note.	1,147,500
Notes payable to a financial institution bearing interest at 9%. The notes mature in June 2011 and June 2016. The notes are secured by property.	305,845
Note payable due to the Small Business Association (“SBA”). The note bears interest at 4.17% and matures on April 6, 2037.	233,081
Notes payable for monitoring equipment. The notes bear interest at 10% and mature December 2008 and January 2009. The notes are secured by the monitoring equipment.	215,928
Unsecured notes payable to former SecureAlert stockholders, with interest at 5%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.	169,676
Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 4.65% and 15.96%, due between November 2008 and November 2011.	114,272
Notes payable to three stockholders of Midwest. Notes bear interest at rates ranging between 5% and 10% maturing on February 2013.	104,523
Unsecured revolving line of credit with a bank, with interest at 14.24%.	43,010
Unsecured revolving line of credit with a bank, with interest at 8.85%.	37,716
Total debt obligations	4,171,551
Less current portion	3,542,033

Long-term portion	$629,518

 (9)       RELATED-PARTY LINE OF CREDIT AND NOTE

As of December 31, 2007, the Company owed $8,053 to ADP Management, an entity owned and controlled by Mr. Derrick and Mr. Dalton (“Derrick” and “Dalton”), under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 11.0% and are due on August 31, 2009.  During the three months ended December 31, 2007, the net decrease in the related-party line of credit was $231,710.  The decrease consisted of net cash repayments during the three months ended December 31, 2007, of $436,219 and an increase of $204,509 related to monthly management fees and reimbursable expenses owed to ADP Management.  Derrick’s and Dalton’s respective salaries are paid to ADP Management which in turn pays Derrick and Dalton.  If the Company is unable to pay the management fee and reimbursable expenses in cash, the related-party line of credit is increased for the amount owed to ADP Management.

(10)      MINORITY INTEREST

Volu-Sol Reagents
In January 2007, Derrick and Dalton exercised their previously granted right (this right was granted in February 2006) to purchase from RemoteMDx 2,500,000 shares of Volu-Sol Reagents common stock for cash proceeds of $400,000, or $0.16 per share.  Prior to the sale, RemoteMDx owned 100% of Volu-Sol Reagents common stock.  The sale decreased RemoteMDx’s ownership to 70%.  During the year ended September 30, 2007, Volu-Sol Reagents negotiated a non-exclusive license agreement with RemoteMDx.  Additionally, Volu-Sol issued 3,375,000 shares of common stock, with a three year anti-dilution provision, for net cash proceeds of $1,150,000, or $0.34 per share, to various investors.  These transactions decreased RemoteMDx’s ownership of Volu-Sol Reagent’s to 50%.

During the three months ended December 31, 2007, Volu-Sol issued 3,937,500 shares of Volu-Sol Reagents common stock for cash proceeds of $1,575,000.  In addition, Volu-Sol issued 875,000 shares of its common stock for services.  As of December 31, 2007, Volu-Sol Reagents had a total of 16,520,833 shares outstanding.  RemoteMDx had voting control for 50.82% of the outstanding shares of Volu-Sol as of December 31, 2007 and has therefore included Volu-Sol Reagents in the accompanying consolidated financial statements.

Subsequent to December 31, 2007, RemoteMDx sold 3,000,000 shares of Volu-Sol common stock for $2,400,000 in cash or $0.80 per share and 1,670,000 warrants with an exercise price of $3.30 per share.

Midwest
Effective December 1, 2007, the Company acquired 51% ownership of Midwest for $1,800,000 in notes payable, subsequently paid off in cash, and 438,000 shares of RemoteMDx common stock.

Court Programs
Effective December 1, 2007, the Company acquired 51% ownership of Court Programs for $300,000 in a note payable, subsequently paid off in cash, and 212,000 shares of RemoteMDx common stock.

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

Series B Convertible Preferred Stock

During the three months ended December 31, 2007, a total of 2,000 shares of Series B Convertible Preferred Stock were converted into 15,000 shares of common stock.  As of December 31, 2006, there were 10,999 shares of Series B Preferred Stock outstanding, convertible into approximately 113,783 common shares.  Subsequent to December 31, 2007, through the date of this Report, no additional shares of Series B Convertible Preferred Stock had been converted into shares of common stock.

SecureAlert, Inc. Preferred Stock

As of December 31, 2007, there were 3,590,000 shares of SecureAlert Series A Preferred Stock outstanding.  The holders of shares of Series A Preferred Stock are entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,386,000 ($1.54 X 90 days X 10,000 contracts) or $.386 per share of Series A Preferred Stock. In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends will be paid in cash to the holders of record of shares of Series A Preferred Stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all SecureAlert Series A Preferred Stock were convertible at the holders’ option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc. During the three months ended December 31, 2007, no shares of SecureAlert Series A Preferred Stock had been converted into shares of SecureAlert common stock.

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,248 shares of RemoteMDx common stock.  The former SecureAlert Series A stockholders are entitled receive to contingency payments through March 23, 2011 based on a percentage of revenues from the Company’s monitoring services.  The amount of the contingency payments is determined based on a formula discussed in the Designation of Rights and Preferences set forth in the Articles of Incorporation of SecureAlert, Inc., as amended.  Subsequent to December 31, 2007, RemoteMDx issued 289,948 shares of common stock as consideration for dividends due to the former SecureAlert Series A stockholders through December 31, 2007.

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

Common Stock Options and Warrants

As of December 31, 2007, 11,307,030 of the 16,063,443 outstanding options and warrants were vested with a weighted average exercise price of $1.68 per share.  During the three months ended December 31, 2007, 50,000 warrants were issued with an exercise price of $4.05 per share and vested immediately.  During the three months ended December 31, 2007, various warrant holders exercised 2,854,453 warrants resulting in cash proceeds to the Company of $2,044,881.

(13)      SEGMENT INFORMATION

The Company is organized into two business segments based primarily on the nature of the Company's products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The electronic monitoring segment (comprising the SecureAlert, Midwest, and Court Programs subsidiaries) is engaged in the business of developing, distributing and monitoring offender tracking devices. Other (unallocated) loss consists of research and development, selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The following table reflects certain financial information relating to each reportable segment for three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,
	2007	2006
Sales to external customers:
Electronic monitoring	$3,469,286	$435,383
Reagents	169,592	152,854
	$3,638,878	$588,237

Loss from operations:
Electronic monitoring	$(2,133,865)	$(4,825,688)
Reagents	(284,246)	(66,722)
Other (unallocated)	(2,157,694)	(2,866,603)
	$(4,575,805)	$(7,759,013)

	As of
Identifiable assets:	December 31, 2007
Electronic monitoring	$14,892,645
Reagents	2,494,825
Other (unallocated)	5,530,086
Total assets	$22,917,556

(14)      SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company entered into the following transactions:

1)	Issued 212,000 shares of common stock and paid cash of $300,000 as payment in full on the note payable in connection with the acquisition of Court Programs.
2)	Issued 438,000 shares of common stock and paid cash of $1,800,000 as payment in full on the $1,800,000 notes payable in connection with the acquisition of Midwest.
3)	Issued 345,755 shares of common stock for services rendered.
4)	Issued 10,000 shares upon the exercise of options for cash proceeds of $6,000.
5)	Sold 3,000,000 shares of Volu-Sol common stock for $2,400,000 in cash.
.

(15)      COMMITMENTS AND CONTINGENCIES

Onyx Consulting Group, LLC v. RemoteMDx, Inc.  The dispute arises out of an agreement between Onyx and the Company pursuant to which Onyx agreed to provide investor relations related services to the Company.  On October 9, 2007, Onyx served its Statement of Claim, in which it asserted a claim for breach of contract, seeking as damages the value of 750,000 shares of restricted RemoteMDx common stock it claims it is due under the agreement.  An arbitrator has been appointed but discovery has not yet commenced.  The arbitration hearing is scheduled for April 2008.  The Company has asserted counterclaims against Onyx for breach of contract and rescission.  On May 19, 2008, the Company settled this matter by issuing 325,000 restricted shares of the Company's common stock to Onyx.

Strategic Growth International, Inc. v. RemoteMDx, Inc., This action was filed in response to an action previously filed by the Company against SGI in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  The SGI Defendants’ Complaint alleges a single claim for Breach of Contract and seeks recovery of: 1) the balance they claim remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock.  In its Answer and Counterclaims, the Company denied the SGI Defendants’ allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, with the approval of the court, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement. The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  Discovery is ongoing and a final pretrial conference is set for March 2008.  The Company intends to vigorously defend itself against the SGI Defendants’ claim and to prosecute its counterclaims against the SGI Defendants.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote by management, after consultation with legal counsel.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Special Note Regarding Forward-looking Information

Certain statements in this Item 2, "Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). For this purpose, any statements contained or incorporated in this report that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "will," "plans," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the actual results of the Company to differ materially from those anticipated by forward-looking statements. These factors include those set forth under the caption "Risk Factors" in Item 6 - "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2007, as amended.  The Company disclaims any obligation or intention to update any forward-looking statement.

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

Critical Accounting Policies

In Note 2 to the audited financial statements for the fiscal year ended September 30, 2007 included in the Company’s Form 10-KSB/A, as amended, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

With respect to revenue recognition, impairment of long-lived assets, and accounting for stock-based compensation, the Company applies the following critical accounting policies in the preparation of its financial statements:

Revenue Recognition

The Company’s revenue has historically been from three sources: (i) monitoring services; (ii) monitoring device and other product sales; and (iii) sales of medical diagnostic stains.

Monitoring Services
Monitoring services include two components: (a) lease contracts in which the Company provides monitoring services and leases devices to distributors or end users and the Company retains ownership of the leased device; and (b) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services.

The Company typically leases its devices under one-year contracts with customers that opt to use the Company’s monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Monitoring Device Product Sales
Although not the focus of the Company’s business model, the Company sells its monitoring devices in certain situations. In addition, the Company sells home security and PERS units.  The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured.

When purchasing products (such as TrackerPAL devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements
The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, the Company considers whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  In accordance with EITF 00-21, if the fair value of the undelivered element exists, but the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method as applied to these particular transactions, the fair value of the undelivered element (the monitoring services) is deferred and the remaining portion of the arrangement (the sale of the device) is recognized as revenue when the device is delivered and all other revenue recognition criteria are met.

Medical Diagnostic Stain Sales
The Company recognizes medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the products, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured.

Other Matters
The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due.  Normal payment terms for the sale of monitoring services are 30 days, and normal payment terms for device sales are between 120 and 180 days.  The Company sells its devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Also, distributors have no price protection or stock protection rights with respect to devices sold to them by the Company.  Generally, title and risk of loss pass to the buyer upon delivery of the devices.

The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

Shipping and handling fees are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

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

As of December 31, 2007, there was approximately $1,268,000 of unrecognized compensation cost related to stock options that will be recognized over approximately the next two years.

Three months ended December 31, 2007, compared to three months ended December 31, 2006

Revenues

For the three months ended December 31, 2007, the Company had revenues of $3,638,878 compared to $588,237 for the three months ended December 31, 2006, an increase of $3,050,641. The increase in revenues resulted primarily from the sale and monitoring of offender tracking devices.

During the year ended September 30, 2007, the Company delivered TrackerPAL devices to distributors with a sales value of $1,300,000 that did not meet the requirements of EITF 00-21 and SAB 104 for revenue recognition.  During the three months ended December 31, 2007, $33,333 of the $1,300,000 was recognized as revenue and the remaining $1,266,667 is deferred and will be recognized in future periods.

SecureAlert had revenues of $2,908,390 during the three months ended December 31, 2007, compared to revenues of $435,383 for the three months ended December 31, 2006. These revenues in the three months ended December 31, 2007 consisted of $1,033,333 from the sale of offender tracking devices, $1,855,149 from the monitoring of offender tracking devices, and $19,908 from home and personal security systems.  Electronic Monitoring Services and QuestGuard were significant customers of SecureAlert, accounting for 36% and 29%, respectively, of SecureAlert revenues for the three months ended December 31, 2007.  No other SecureAlert customer accounted for 10% or more of its revenues.

Reagents had revenues for the three months ended December 31, 2007 of $169,592, compared to $152,854 during the three months ended December 31, 2006. The increase in revenues of $16,738 resulted primarily from hemotology product sales.  Although revenues increased for the three months ended December 31, 2007 compared to the same period in 2006, the Company anticipates that Reagents' revenues will decrease in the future as a percentage of total revenues.  The following are significant customers of Reagents accounting for more than 10% of Reagents’ revenues during the period:  Thermo Fisher Scientific (previously known as Fisher Scientific) accounted for 25%, Cardinal Health Medical accounted for 14%, and Esbe Scientific accounted for 11%.  No other Reagents customer accounted for 10% or more of Reagent’s revenues.

On December 1, 2007, the Company acquired Midwest. For the month ended December 31, 2007, Midwest had revenues of $351,583.  These revenues consisted of $311,631 from the monitoring of offender tracking devices, $36,046 from the sale of equipment, and $3,906 from other miscellaneous sales.

On December 1, 2007, the Company acquired Court Programs. For the month ended December 31, 2007, Court Programs had revenues of $209,313 from the monitoring of offender tracking devices and parolee services.

Cost of Revenues

For the three months ended December 31, 2007, cost of revenues was $2,857,007 compared to $1,930,665 during the three months ended December 31, 2006, an increase of $926,342.  Cost of revenues increased due to an increase in revenues for the same period.  SecureAlert's cost of revenues totaled $2,431,258, or 84%, of SecureAlert's revenues during the three months ended December 31, 2007, compared to $1,837,181, or 422%, of SecureAlert’s revenues during the three months ended December 31, 2006.  SecureAlert’s cost of revenues for the December 31, 2007 of $2,431,258 was comprised of the following:  device costs of $693,043, commissions of $120,176, communication costs of $702,132, location costs of $11,441, monitoring center costs of $456,318, amortization of $270,979, personal emergency response costs of $3,626, and other TrackerPAL costs of $173,543.  SecureAlert’s cost of revenues for the three months ended December 31, 2006 of $1,837,181 was comprised of the following:  communication costs of $894,847, monitoring center costs of $412,438, amortization of $442,788, personal emergency response costs of $80,600, and other TrackerPAL costs of $6,508.

Midwest’s cost of revenues totaled $173,915 for the one month ended December 31, 2007.  Court Programs cost of revenues totaled $137,613 for the one month ended December 31, 2007.

Reagents' cost of revenues was $114,221, or 67%, of Reagent's revenues during the three months ended December 31, 2007, compared to $93,484, or 61%, of Reagent's revenues for the same period during the prior fiscal year. The increase as a percentage of revenues was primarily due to an increase in material, shipping and labor costs.

As indicated above, $1,300,000 of device deliveries did not meet the requirements of EITF 00-21 and SAB104 for revenue recognition.  The corresponding cost of revenues is $952,341.  During the three months ended December 31, 2007, $22,894 of the $952,341 was recognized as cost of revenues and the remaining $929,447 is deferred and will be recognized in future periods.

Research and Development Expenses

During the three months ended December 31, 2007 and 2006, research and development expense was $1,040,447 and  $1,219,659, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended December 31, 2007, selling, general and administrative expenses were $4,317,229 compared to $5,196,926 during the three months ended December 31, 2006.  The decrease of $879,697 relates primarily to a decrease in the following expenses:  bad debt of $13,684, commissions of $26,867, consulting of $770,998, investment relations and banking fees of $154,282, equipment lease of $13,898, legal and professional fees of $228,199, outside services of $184,883, overhead allocation of $67,000, rent of $13,136, supplies of $31,111, and other decreases in selling, general and administrative expenses of $184,626.  Furthermore, the decrease of $879,697 in selling, general and administrative expenses was offset, in part, by increases in the following expenses: advertising of $32,224, amortization of $2,387, automobile expense of $22,749, board of directors fees of $10,000, depreciation of $45,224, insurance of $25,064, payroll and taxes of $201,318, rent of $27,271, repairs and maintenance of $11,948, telephone of $41,309, travel of $359,942 and other increases in selling, general and administrative expenses of $29,551.  The decrease in consulting of $770,998 relates primarily a decrease in public relations expense for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

Interest Income and Expense

During the three months ended December 31, 2007, interest expense totaled $375,510 compared to $284,285 paid in the three months ended December 31, 2006. This amount consists primarily of non-cash interest expense of $178,406 related to unamortized financing costs associated with shares of common stock issued for prepaid interest. The increase of $91,225 is due primarily from the issuance of common stock to extend the Company’s related-party line of credit.

Liquidity and Capital Resources

The Company is presently unable to finance its business solely from cash flows from operating activities. During the three months ended December 31, 2007, the Company financed its business primarily from the sale and issuance of common stock of the Company’s subsidiary Volu-Sol and the exercise of warrants for the purchase of common stock of the Company for net proceeds of $4,027,380.

As of December 31, 2007, the Company had unrestricted cash of $7,713,104 and working capital of $2,441,103, compared to unrestricted cash of $5,556,275 and working capital of $1,296,985 as of September 30, 2007.

During the three months ended December 31, 2007, the Company's operating activities used cash of $1,284,739, compared to $552,722 of cash provided during the three months ended December 31, 2006.

The Company used cash of $43,313 for investing activities during the three months ended December 31, 2007.

The Company's financing activities during the three months ended December 31, 2007, provided cash of $3,484,881 compared to $5,898,488 during the three months ended December 31, 2006. During the three months ended December 31, 2007, the Company had net proceeds of $1,575,000 from the sale of equity securities by the Company’s subsidiary Volu-Sol, $2,452,380 from the exercise of warrants, and $160,898 of cash acquired through the purchase of Midwest and Court Programs.  Cash decreased due to $188,534 in payments on the bank line of credit, $436,219 in net payments on the related-party line of credit, and $78,644 in payments on notes payable.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

The Company incurred a net loss of $2,341,944 for the three months ended December 31, 2007. As of December 31, 2007, the Company had stockholders' equity of $3,595,272 and an accumulated deficit of $135,438,890.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB/A for the year ended September 30, 2007, as amended, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s plans with respect to this uncertainty, are to focus on the lease of the TrackerPAL product and increasing its monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

Recent Developments

Subsequent to December 31, 2007, the Company entered into the following transactions:

1)	Issued 212,000 shares of common stock and paid off the $300,000 note payable in connection with the acquisition of Court Programs.
2)	Issued 438,000 shares of common stock and paid off the $1,800,000 notes payable in connection with the acquisition of Midwest.
3)	Issued 345,755 shares of common stock for services rendered.
4)	Issued 10,000 shares upon the exercise of options for cash proceeds of $6,000.
5)	Sold 3,000,000 shares of Volu-Sol for $2,400,000 in cash.
.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  In our evaluation, we identified deficiencies that existed in the tracking of leased equipment, revenue recognition, expense classification, and design and operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be “material weaknesses.”  A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting relate to the failure to properly disclose equity transactions, tracking of leased equipment, revenue recognition and classification of expenses.  The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-QSB/A.  We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies.  Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on September 30, 2008. We plan to dedicate significant resources, including management time and effort, in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Onyx Consulting Group, LLC v. RemoteMDx, Inc.  The dispute arises out of an agreement between Onyx and the Company pursuant to which Onyx agreed to provide investor relations related services to the Company.  On October 9, 2007, Onyx served its Statement of Claim, in which it asserted a claim for breach of contract, seeking as damages the value of 750,000 shares of restricted RemoteMDx common stock it claims it is due under the agreement.  An arbitrator has been appointed but discovery has not yet commenced.  The arbitration hearing is scheduled for April 2008.  The Company has asserted counterclaims against Onyx for breach of contract and rescission.  On May 19, 2008, the Company settled this matter by issuing 325,000 restricted shares of RemoteMDx common stock to Onyx.

Strategic Growth International, Inc. v. RemoteMDx, Inc., This action was filed in response to an action previously filed by the Company against SGI in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  The SGI Complaint alleges a single claim for breach of contract and seeks recovery of: 1) the balance SGI claims remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted common stock of the Company at $0.50 per share; and 3) the value of one million shares of restricted common stock of the Company.  In its Answer and Counterclaims, the Company denied SGI’s allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, with the approval of the court, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement. The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  Discovery is ongoing and a final pretrial conference is set for March 2008.  The Company intends to vigorously defend itself against SGI’s claims and to prosecute its counterclaims against SGI.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote by management, after consultation with legal consel.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2007, the Company issued 3,175,206 shares of common stock as follows:

•
130,000 shares were issued for services performed for a value of $621,085.  These shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  In each case, the shares were issued pursuant to privately negotiated transactions with individuals or entities who had provided service to the Company; there was no public offering of the securities, no general solicitation or advertising was made or done in connection with the issuances, and the shares were issued in paper certificate form with appropriate restrictive legends prominently affixed on the certificates.

•
15,000 shares upon Series B Preferred Stock conversions.  These shares were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common stock were accredited investors and were already security holders of the Company.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuances, and no cash consideration was paid in connection with the conversion of the preferred stock.

•
2,854,453 shares upon the exercise of warrants.  These shares were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  There was no public offering of securities in connection with these issuances.  Additionally, no general solicitation or advertising was done in connection with the issuance, and the shares issued upon exercise of the warrants were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

•
175,753 shares were issued for dividends on SecureAlert Series A Preferred stock. These shares were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common stock were accredited investors and were already security holders of the Company.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuances, and no cash consideration was paid in connection with the conversion of the preferred stock.

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

10.19
Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in April 2008).

10.20	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in April 2008).

10.21	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in April 2008).

10.22	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in April 2008).

10.23	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in April 2008).

10.24
Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in April 2008).

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

REMOTEMDX, INC.

Date: June 18, 2008	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer

Date: June 18, 2008	By:	/s/ Michael G. Acton
Michael G. Acton,
Principal Accounting Officer