Form 10-Q
period 2008-03-31
REMOTE MDX INC
filed 2008-06-18
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

Commission file number: 0-21116
______________________

REMOTEMDX, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0543981
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
______________________

150 West Civic Center Drive, Suite 400, Sandy, Utah 84070
(Address of principal executive offices, Zip Code)
______________________

(801) 451-6141
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of June 1, 2008 was 146,568,851.

REMOTEMDX, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	September 30, 2007
Assets
Current assets:
Cash	$5,121,666	$5,556,275
Accounts receivable, net of allowance for doubtful accounts of $337,500 and $163,000, respectively	3,213,928	4,498,812
Inventory, net of reserve of $41,757 and $46,906, respectively	46,210	51,359
Prepaid expenses and other	206,673	923,369
Total current assets	8,588,477	11,029,815
Property and equipment, net of accumulated depreciation and amortization of $2,024,034 and $1,112,018, respectively	1,716,527	1,430,768
Monitoring equipment, net of accumulated depreciation of $3,008,348 and $1,388,515, respectively	2,630,423	3,739,474
Goodwill and intangible assets, net of amortization	4,625,602	-
Other assets	53,395	36,632
Total assets	$17,614,424	$16,236,689

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$735,949	$3,858,985
Accounts payable	3,035,521	3,065,187
Accrued liabilities	2,717,500	1,324,735
Deferred revenue	1,261,730	1,314,247
SecureAlert Series A Preferred stock redemption obligation	3,517,782	-
Current portion of long-term debt	554,847	169,676
Total current liabilities	11,823,329	9,732,830
Related-party line of credit	38,860	239,763
Long-term debt, net of current portion	600,668	-
Total liabilities	12,462,857	9,972,593
Commitments and Contingencies (Note 15)
Minority interest	4,066,583	1,396,228
SecureAlert Series A Preferred stock	-	3,590,000
Stockholders’ equity:
Preferred stock:
Series A 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; 19 shares outstanding (aggregate liquidation preference of $450)	1	1
Series B convertible, $0.0001 par value: 2,000,000 shares designated; 10,999 shares outstanding (aggregate liquidation preference of $32,997)	1	1
Series C convertible, $0.0001 par value: 7,357,144 shares designated; no shares outstanding (aggregate liquidation preference of $0)	-	-
Common stock, $0.0001 par value: 175,000,000 shares authorized; 142,468,851 and 127,340,085 shares outstanding, respectively	14,247	12,734
Additional paid-in capital	163,609,325	142,238,576
Deferred compensation	(4,981,620)	(7,468,998)
Subscription receivable	(2,000,000)	(407,500)
Accumulated deficit	(155,556,970)	(133,096,946)
Total stockholders’ equity	1,084,984	1,277,868
Total liabilities and stockholders’ equity	$17,614,424	$16,236,689

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
		2007		2007
	2008	(Restated)	2008	(Restated)
Revenues:
Products	$214,084	$1,136,835	$1,453,055	$1,289,689
Monitoring services	2,449,198	546,429	4,849,105	981,812
Total revenues	2,663,282	1,683,264	6,302,160	2,271,501
Cost of revenues:
Products	203,725	821,667	896,768	915,151
Monitoring services	3,132,313	1,347,099	5,296,277	3,184,280
Total cost of revenues	3,336,038	2,168,766	6,193,045	4,099,431
Gross margin (deficit)	(672,756)	(485,502)	109,115	(1,827,930)
Operating expenses:
Selling, general and administrative (including $2,373,097, $1,469,554, $3,965,757 and $3,214,991, respectively, of compensation expense paid in stock or stock options / warrants)	7,779,757	3,782,843	12,096,986	8,979,769
Research and development	3,043,276	1,934,392	4,083,723	3,154,051
Loss from operations	(11,495,789)	(6,202,737)	(16,071,594)	(13,961,750)
Other income (expense):
Gain on sale of intellectual property	-	-	2,400,000	-
Redemption of SecureAlert Series A Preferred	(8,477,168)	-	(8,477,168)	-
Registration payment expense	-	(618,000)	-	(565,500)
Minority interest allocation	220,012	13,888	385,592	13,888
Interest income	9,782	23,957	42,971	75,478
Interest expense	(398,238)	(272,965)	(773,748)	(557,250)
Other income (expense), net	23,321	22,241	33,923	22,597
Net loss	(20,118,080)	(7,033,616)	(22,460,024)	(14,972,537)
Dividends on Series A and C Preferred stock	(178,002)	(210,868)	(345,139)	(448,724)
Net loss attributable to common stockholders	$(20,296,082)	$(7,244,484)	$(22,805,163)	$(15,421,261)
Net loss per common share, basic and diluted	$(0.15)	$(0.08)	$(0.17)	$(0.18)
Weighted average common shares outstanding, basic and diluted	132,661,000	90,618,000	131,131,000	86,699,000

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
		2007
	2008	(Restated)
Cash flows from operating activities:
Net loss	$(22,460,024)	$(14,972,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191,741	1,124,546
Common stock issued for services	3,564,835	595,050
Common stock issued to settle lawsuit	-	196,800
Amortization of deferred financing and consulting costs	2,890,578	411,941
Registration payment arrangement expense	-	565,500
Stock options and warrants issued during the period for services	445,117	2,011,200
Redemption of SecureAlert Series A Preferred stock	8,477,168	-
Increase in related-party line of credit for services	375,060	302,870
Impairment of monitoring equipment	563,653	1,414,244
Minority interest expense, net	(385,592)	(13,888)
Changes in operating assets and liabilities:
Accounts receivable, net	2,364,341	(1,266,429)
Interest receivable (payable)	(9,068)	8,837
Inventories	5,149	979,542
Prepaid expenses and other assets	739,466	1,995,517
Accounts payable	(651,430)	2,735,227
Accrued liabilities	1,419,182	467,395
Deferred revenue	(115,363)	351,851
Net cash used in operating activities	(1,585,187)	(3,092,334)

Cash flows from investing activities:
Purchase of property and equipment	(106,156)	(426,254)
Purchase of monitoring equipment	(214,698)	(8,015,371)
Net cash used in investing activities	(320,854)	(8,441,625)

Cash flows from financing activities:
Payment of accrued SecureAlert Series A Preferred stock dividends	-	(268,839)
Principal payments on related-party line of credit	(575,963)	(99,461)
Net principal reductions in bank line of credit borrowings	(3,123,036)	(28,452)
Principal payments on notes payable	(170,590)	-
Principal payments on notes payable related to acquisitions	(2,100,000)	-
Cash acquired through acquisitions	160,898	-
Proceeds from sale of common stock	-	6,162,000
Proceeds from issuance of subsidiary stock	4,598,333	400,000
Proceeds from issuance of notes payable	23,410	-
Proceeds from exercise of options and warrants	2,658,380	4,355,464
Net cash provided by financing activities	1,471,432	10,520,712
Net decrease in cash	(434,609)	(1,013,247)
Cash, beginning of period	5,556,275	5,872,529
Cash, end of period	$5,121,666	$4,859,282

Cash paid for interest	$239,113	$387,393

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended March 31,
	2008	2007

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares of common stock in exchange for shares of Series A Preferred stock	$-	$345
Issuance of shares of common stock in exchange for shares of Series B Preferred stock	2	35
Issuance of shares of common stock and warrants in exchange for deferred consulting services and financing costs	403,200	134,757
Accrual of Series A and C Preferred stock dividends	344,933	448,724
Issuance of common stock for payment of SecureAlert Series A Preferred dividends	465,703	99,088
Issuance of common stock in acquisition of Midwest Monitoring & Surveillance, Inc.	1,668,780	-
Issuance of common stock in acquisition of Court Programs, Inc., Court Programs of Florida, Inc., and Court Programs of Northern Florida, Inc.	847,500	-

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited interim consolidated financial information of RemoteMDx, Inc. and subsidiaries (collectively, the “Company” or “RemoteMDx”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008, and results of its operations for the three and six months ended March 31, 2008 and 2007.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007.  The results of operations for the three and six months ended March 31, 2008 may not be indicative of the results for the fiscal year ending September 30, 2008.

Restatements

Restatements relating to revenues and cost of revenues for the three and six months ended March 31, 2007 have been made in order to comply with, among other things, the requirements of EITF 00-21 and SAB 104 for revenue recognition.  Under these guidelines, the recognition of certain revenues for deliveries of monitoring devices is deferred.  In addition, the corresponding cost of revenues is deferred to future periods.  The impact of these revisions was to reduce previously reported net revenues for the year ended September 30, 2007 by 15% and to increase cost of revenues by 55% for the same period.  These revisions had the following effect on the loss from operations, net loss, and net loss per common share:

	Three Months Ended March 31, 2007
Statement of Operations:	Previously Reported	As Restated
Revenues	$1,649,931	$1,683,264
Cost of revenues	$2,145,872	$2,168,766
Loss from operations	$(6,213,176)	$(6,202,737)
Net loss	$(7,044,055)	$(7,033,616)
Net loss per common share	$(0.08)	$(0.08)

	Six Months Ended March 31, 2007
Statement of Operations:	Previously Reported	As Restated
Revenues	$2,638,168	$2,271,501
Cost of revenues	$4,351,265	$4,099,431
Loss from operations	$(13,846,917)	$(13,961,750)
Net loss	$(14,857,704)	$(14,972,537)
Net loss per common share	$(0.18)	$(0.18)

Statement of Cashflows:
Net loss	$(14,857,704)	$(14,972,537)
Depreciation and amortization	$1,060,106	$1,124,546
Deferred revenue	$(14,816)	$351,851
Inventories	$1,295,816	$979,542

Changes to the condensed consolidated financial statements for the three and six months ended March 31, 2007 include the following:

•
During the three months ended March 31, 2007, the Company recorded $33,333 in revenues and $22,894 in cost of revenues related to the sales of devices previously deferred resulting in a decrease in net loss of $10,439.

•
During the six months ended March 31, 2007, the Company deferred revenues of $366,667 and deferred cost of revenues of $251,834 related to sales of devices resulting in an increase in net loss of $114,833.

Going Concern

The Company has recurring net losses, negative cash flows from operating activities, and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to achieve successful operations, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.

Management’s plans with respect to this uncertainty include raising additional capital from the exercise of options, expanding its market for its tracking products, and increasing monitoring service revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.   Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of RemoteMDx and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Statements Board (FASB) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged.  Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (accumulated deficit) in the year of adoption.  The Company has evaluated SFAS No. 157 and has determined that it will not have a material impact on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  SFAS No. 159 permits an entity to choose to measure eligible items at fair value at specified election dates.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years that begin after November 15, 2007.  The Company has evaluated SFAS No. 159 and has determined that it will not have a material impact on its consolidated financial statements.

On June 27, 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which calls for nonrefundable advance payments for goods or services to be used in future research and development activities to be deferred and capitalized until such time as the related goods are delivered or related services are performed, at which point the amounts are to be recognized as an expense.  EITF 07-3 is effective for fiscal periods beginning after December 15, 2007.  The Company has evaluated its research and development contracts in regard to this new pronouncement and has determined that the effect of this consensus will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interest, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company has not yet evaluated these new pronouncements to determine if they will have a material impact on its consolidated financial statements.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the six months ended March 31, 2008 and 2007, the Company disposed of $563,653 and $1,414,244, respectively, in monitoring equipment that no longer had value.  This expense was classified as cost of revenues.

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

Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of the convertible debentures and related accrued interest, and shares issuable upon conversion of preferred stock. As of March 31, 2008 and 2007, there were 17,455,912 and 43,266,137 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common stock as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2008, consisted of 7,178 shares of common stock in which 19 shares of Series A Preferred stock are convertible, 113,783  shares of common stock in which 10,999 shares of Series B Preferred Stock are convertible, and 17,334,951 shares underlying options and warrants. Of the 17,334,951 shares underlying options and warrants, 13,324,951 shares underlie options and warrants which have vested and 4,010,000 shares underlie options and warrants which have not yet vested.

Equity-based Compensation

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, using the modified prospective method. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS No. 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS No. 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based

Compensation.

For options granted subsequent to October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 25,000 stock options to an employee during the six months ended March 31, 2008. The Company granted 275,000 stock options to employees during the six months ended March 31, 2007. The weighted average fair value of stock options at the date of grant during the six months ended March 31, 2008 and 2007 was $0.91 and $1.44, respectively.

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

The following are the weighted-average assumptions used for options granted during the six months ended March 31, 2008 and 2007, respectively:

	March 31, 2008	March 31, 2007

Risk free interest rate	2.23%	4.54%
Expected life	5 years	5 years
Dividend yield	-	-
Volatility	151%	145%

A summary of stock option activity for the six months ended March 31, 2008, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	25,000	$1.00
Exercised	(960,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of March 31, 2008	2,315,000	$0.65	3.64 years	$2,300,150
Exercisable as of March 31, 2008	196,667	$1.51	3.58 years	$115,384

(2)    INVENTORIES

Substantially all items included in inventory are finished goods and consisted of Volu-Sol diagnostic stains and reagents.  Inventories are net of a reserve for obsolescence of $46,210 as of March 31, 2008 and $51,359 as of September 30, 2007.

(3)    PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2008 and September 30, 2007, were as follows:

	2008	2007
Property and equipment	$3,740,561	$2,542,786
Less: accumulated depreciation	(2,024,034)	(1,112,018)
Total	$1,716,527	$1,430,768

During the six months ended March 31, 2008, the Company purchased $106,156 of tooling and computer equipment.

(4)    MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2008 and September 30, 2007, was as follows:

	2008	2007
Monitoring equipment	$5,638,771	$5,127,989
Less: accumulated depreciation	(3,008,348)	(1,388,515)
Total	$2,630,423	$3,739,474

Net monitoring equipment of $2,630,423 includes $906,553 of equipment, net of amortization, previously sold to customers that has been deferred and will be recognized in future periods.  The Company has not depreciated the equipment since the date the devices have been sold.

The monitoring equipment is depreciated using the straight-line method over the estimated useful lives of the related assets of three years. This expense is included in cost of revenues.

(5)    GOODWILL AND OTHER INTANGIBLE ASSETS

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, of Midwest Monitoring & Surveillance (“Midwest”) for $1,800,000 in notes payable and up to 438,000 shares of the Company’s common stock.  Midwest provides electronic monitoring for individuals on parole.  The primary reason for the acquisition of Midwest was the expansion of Company’s technology and name recognition throughout the midwest, central and eastern United States.  The total consideration for the purchase of Midwest was $4,299,423 comprised of notes payable of $1,800,000, shares of common stock valued at $1,668,780 (438,000 shares valued at $3.81 per share), transaction costs of $31,497, and long-term liabilities assumed of $799,146.

The RemoteMDx shares issued as part of the consideration for the Midwest shares were placed in escrow and were released by the Company in March 2008.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) for $300,000 in a note payable and up to 212,000 shares of the Company’s common stock.  Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The primary reasons to acquire Court Programs are to expand the Company’s technology and to increase the Company’s name recognition throughout the eastern United States.  The total consideration for the purchase of Court Programs was $1,433,184 delineated a follows: note payable of $300,000, shares of common stock valued at $848,000 (212,000 shares valued at $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $239,860.

The RemoteMDx shares issued as part of the consideration for the purchase of Court Programs were placed in escrow and were released by the Company in March 2008.

In connection with the acquisitions of Midwest and Court Programs, the Company recorded goodwill and other intangible assets.  The table below shows the allocation of the goodwill and identified intangibles for each company:

Goodwill and other intangible assets, net of amortization

Goodwill
Midwest	$3,202,709
Court Programs	1,100,893
Other intangible assets, net of amortization
Midwest	215,000
Court Programs	107,000
Total goodwill and other intangible assets, net of amortization	$4,625,602

As of the date of this report, the Company had not yet completed the purchase price allocations related to the acquisitions of Midwest and Court Programs.  However, the Company has identified the following categories of intangible assets that pertain to the acquisitions: trade name, non-compete agreements, customer relationships and goodwill.

	Three Months Ended March 31,
	2008	2007
Revenues:
Products	$214,084	$1,145,335
Monitoring services	2,449,198	2,027,256
Total revenues	2,663,282	3,172,591

Cost of revenues:
Products	(203,725)	(827,802)
Monitoring services	(3,132,313)	(2,191,833)
Total cost of revenues	(3,336,038)	(3,019,635)

Gross margin (deficit)	(672,756)	152,956

Operating expenses:
Selling, general and administrative	(7,779,757)	(4,129,125)
Research and development	(3,043,276)	(1,934,392)
Loss from operations	(11,495,789)	(5,910,561)

Other income (expense):
Loss on revalued registration rights	-	(618,000)
Redemption of SecureAlert Series A Preferred stock	(8,477,168)	-
Minority interest allocation	220,012	13,888
Other income (loss)	23,321	22,241
Interest income	9,782	23,957
Interest expense	(398,238)	(297,627)
Total other income (expense), net	(8,622,291)	(855,541)
Net loss	(20,118,080)	(6,766,102)
Dividends on Series A and C Preferred stock	(178,002)	(210,868)
Net loss attributable to common stockholders	$(20,296,082)	$(6,976,970)
Net loss per common share – basic and diluted	$(0.15)	$(0.08)
Weighted average common shares outstanding – basic and diluted	132,661,000	90,618,000

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three and six months ended March 31, 2008 and 2007, as though the Midwest and Court Programs acquisitions had been completed as of the beginning of each period presented:

	Six Months Ended March 31,
	2008	2007
Revenues:
Products	$1,453,055	$1,298,189
Monitoring services	5,767,044	3,721,340
Total revenues	7,220,099	5,019,529

Cost of revenues:
Products	(896,768)	(921,286)
Monitoring services	(5,786,840)	(4,983,755)
Total cost of revenues	(6,683,608)	(5,905,041)

Gross margin (deficit)	536,491	(885,512)
Operating expenses:
Selling, general and administrative	(12,548,885)	(9,925,934)
Research and development	(4,083,723)	(3,154,051)
Loss from operations	(16,096,117)	(13,965,497)
Other income (expense):
Gain on sale of intellectual property	2,400,000	-
Loss on revalued registration rights	-	(565,500)
Redemption of SecureAlert Series A Preferred stock	(8,477,168)	-
Minority interest allocation	385,592	13,888
Other income	33,923	22,597
Interest income	42,971	75,478
Interest expense	(789,903)	(613,263)
Total other income (expense), net	(6,404,585)	(1,066,800)
Net loss	(22,500,702)	(15,032,297)
Dividends on Series A and C Preferred stock	(345,139)	(448,724)
Net loss attributable to common stockholders	$(22,845,841)	$(15,481,021)
Net loss per common share – basic and diluted	$(0.17)	$(0.18)
Weighted average common shares outstanding – basic and diluted	131,131,000	86,699,000

(6)    BANK LINE OF CREDIT

As of March 31, 2008, the Company’s outstanding balance under a line of credit with a bank was $735,949. The interest rate is 7% and the line of credit matures on March 1, 2009. The line of credit is secured by letters of credit for a total of $3,600,000 and SecureAlert’s assets, excluding TrackerPAL products. The letters of credit were provided as collateral by four entities. During the three months ended March 31, 2008, the entities received a total of 360,000 shares of RemoteMDx common stock and were reimbursed $13,968 in cash for expenses related to establishing the letters of credit to extend the line of credit.

In addition, the Company will make monthly interest payments, at a rate of 11% annually, on the line of credit to the entities that provided and arranged for the letters of credit.

(7)    ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Accrued lawsuit settlement	$1,276,000	$-
Accrued bonuses	231,301	30,000
Accrued payroll and employee benefits	353,929	282,350
Legal	179,313	146,000
Accrued dividends	178,301	298,667
Accrued manufacturing costs	-	79,415
Accrued communication costs	121,922	234,448
Accrued warranty	105,742	-
Accrued board of directors fees	85,000	145,000
Accrued interest	64,535	77,940
Accrued equipment lease	50,000	-
Accrued outside services	48,226	-
Other accrued expenses	23,231	30,915
Total	$2,717,500	$1,324,735

(8)    DEBT OBLIGATIONS

Debt obligations as of March 31, 2008 and September 30, 2007 consisted of the following:

	March 31, 2008	September 30, 2007
Notes payable to a financial institution bearing interest at 9.00%. Notes mature in July 2011 and July 2016. The notes are secured by property.	$293,588	$-
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 6.04% and matures on April 6, 2037. The note is secured by monitoring equipment.	229,100	-
Notes payable for monitoring equipment. The notes bear interest at 10.00% and mature October 2008 through January 2009. The notes are secured by monitoring equipment.	177,197	-

Unsecured notes payable to former SecureAlert stockholders, with interest at 5.00%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.	169,676	169,676
Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 4.65% and 15.96%, due between November 2008 and November 2011.	116,469	-
Notes payable to two stockholders of Midwest. Notes bear interest between 5.00% and 6.00% maturing on January 2009 and February 2013.	97,291	-
Unsecured revolving line of credit with a bank, with interest at 13.49%.	39,194	-
Unsecured revolving line of credit with a bank, with interest at 6.85%.	33,000	-
Total debt obligations	1,155,515	169,676
Less current portion	(554,847)	(169,676)
Long-term debt, net of current portion	$600,668	$-

(9)    RELATED-PARTY LINE OF CREDIT

As of March 31, 2008, the Company owed ADP Management, an entity owned and controlled by two of the Company’s officers and directors, $38,860 under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 11% and are due on August 31, 2009. During the six months ended March 31, 2008, the net decrease in borrowings under this line of credit was $200,903. The decrease of $200,903 consisted of cash repayments of $575,963 offset, in part, by $375,060 of monthly management fees owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company. Mr. Derrick and Mr. Dalton’s respective salaries are paid to ADP Management which in turn pays Messrs. Derrick and Dalton. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related-party line of credit is increased for the amount owed to ADP Management.

(10)   MINORITY INTEREST

Volu-Sol Reagents Corporation
In January 2007, Messrs. Derrick and Dalton exercised the right (granted in February 2006) to purchase from RemoteMDx 2,500,000 shares of Volu-Sol Reagents Corporation (“Volu-Sol”) common stock for cash proceeds of $400,000 or $0.16 per share.  Prior to the sale, RemoteMDx owned 100% of Volu-Sol common stock.  The sale decreased RemoteMDx’s ownership of Volu-Sol to 70%.

During the year ended September 30, 2007, Volu-Sol negotiated a non-exclusive license agreement with RemoteMDx. Additionally, Volu-Sol issued 3,375,000 shares of common stock, with a three-year anti-dilution provision, for net cash proceeds of $1,150,000 or $0.34 per share, to various investors.  These transactions decreased RemoteMDx’s ownership of Volu-Sol to 50%.

During the six months ended March 31, 2008, Volu-Sol issued 5,381,944 shares of its common stock for net cash proceeds of $2,198,333.  In addition, Volu-Sol issued 875,000 shares of its common stock for services valued at $350,000, or $0.40 per share.  As of March 31, 2008, Volu-Sol had a total of 17,965,277 shares outstanding.  During the three months ended March 31, 2008, RemoteMDx sold 3,000,000 shares of Volu-Sol common stock for $2,400,000 in cash, reducing its direct ownership of Volu-Sol to 2,833,333 shares at the end of the period.

At March 31, 2008, RemoteMDx directly or indirectly controls approximately 47% of the issued and outstanding voting securities of Volu-Sol.  In accordance with FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, RemoteMDx must consolidate Volu-Sol.  The factors that were considered include:  (1) RemoteMDx has and will continue to absorb the majority of Volu-Sol’s expected losses, (2) RemoteMDx has funded and will continue to fund Volu-Sol’s working capital needs, (3) Volu-Sol’s three directors are also directors of RemoteMDx, (4) Volu-Sol has several officers in common with RemoteMDx, (5) All of Volu-Sol’s stockholders are also RemoteMDx stockholders, (6) Volu-Sol relies on RemoteMDx’s accounting department to process its financial information, and (7) Volu-Sol owes RemoteMDx approximately $900,000 as of March 31, 2008.

Midwest
Effective December 1, 2007, RemoteMDx acquired 51% ownership of Midwest for $1,800,000 in notes payable, subsequently paid off in cash, and 438,000 shares of RemoteMDx common stock.  RemoteMDx has the option to acquire the remaining 49% of Midwest capital stock.

Court Programs
Effective December 1, 2007, RemoteMDx acquired 51% ownership of Court Programs for $300,000 in a note payable, subsequently paid off in cash, and 212,000 shares of RemoteMDx common stock.  RemoteMDx has the option to acquire the remaining 49% of Court Programs capital stock.

The schedule below shows the allocation of the minority interest among the entities:

Minority Interest	March 31, 2007	September 30, 2007

Volu-Sol	$5,918,461	$1,396,228

Midwest	20,122	-

Total	$5,938,583	$1,396,228

(11)    PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred stock is convertible into 370 shares of common stock. During the six months ended March 31, 2008, no shares of Series A Preferred stock were converted into common stock.  As of March 31, 2008, there were 19 shares of Series A Preferred stock outstanding, which represent 7,178 common stock equivalents at a conversion rate of 370 for 1.

The holders of the Series A Preferred stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash or in additional shares of Series A Preferred stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the six months ended March 31, 2008 and 2007, the Company recorded $206 and $92,486, respectively, in dividends for Series A Preferred stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred stock at a redemption price of 133 percent of the stated value of Series A Preferred stock.  However, the Company may designate a different and lower redemption price for all shares of Series A Preferred stock called for redemption by the Company. Through March 31, 2008, the Company had not exercised its option to redeem shares of Series A Preferred stock.

Series B Convertible Preferred Stock

During the six months ended March 31, 2008, a total of 2,000 shares of Series B Convertible Preferred stock were converted into 15,000 shares of common stock.  As of March 31, 2008, there were 10,999 shares of Series B Preferred stock outstanding, convertible into approximately 113,783 common shares.

SecureAlert, Inc. Preferred Stock

As of December 31, 2007, there were 3,590,000 shares of SecureAlert Series A Preferred stock outstanding.  The holders of shares of Series A Preferred stock were entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Common Stock of SecureAlert, at the rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter. For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,386,000 ($1.54 X 90 days X 10,000 contracts) or $.386 per share of Series A Preferred stock. In no case would a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50. Dividends would be paid in cash to the holders of record of shares of Series A Preferred stock as they appear on the books and records of SecureAlert on such record dates not less than ten days nor more than sixty days preceding the payment dates thereof, as may be fixed by the Board of Directors of SecureAlert. As a group, all SecureAlert Series A Preferred stock were convertible at the holders’ option at any time into an aggregate of 20 percent ownership of the common shares of SecureAlert, Inc.

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,549,386.  The former SecureAlert Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  The Company has estimated and accrued $3,517,782 for future contingency payments.  The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SecureAlert Series A stockholders.  The redemption value of $8,549,386 combined with the future contingency payment of $3,517,782 less the initial investment into SecureAlert Series A Preferred stock of $3,590,000 was recorded as an other expense as Redemption of SecureAlert Series A Preferred.  During the six months ended March 31, 2008, RemoteMDx issued 289,950 shares of common stock as consideration for dividends due to the former SecureAlert Series A stockholders through December 31, 2007.  During the three months ended March 31, 2008, RemoteMDx accrued $177,898 for dividends on SecureAlert Series A Preferred stock through March 24, 2008.

(12)    COMMON STOCK

During the six months ended March 31, 2008, the Company issued 15,128,766 shares of RemoteMDx common stock as follows:

•	7,434,249 shares were issued to redeem all outstanding shares of SecureAlert Series A Preferred stock.

•	3,203,814 shares were issued on the exercise of warrants providing $2,250,881 in cash to the Company.

•	2,000,000 shares were issued for $2,000,000 in cash. As of March 31, 2008, this was recorded as a subscription receivable, the cash was subsequently received by the Company in April 2008.

•	1,000,000 shares were issued for services performed for a value of $3,214,735.

•	650,000 shares were issued in connection with two acquisitions.

•	465,703 shares were issued in payment of dividends on SecureAlert Series A Preferred stock.

•	360,000 shares were issued to extend the Company’s line of credit.

•	15,000 shares were issued in connection with Series B Preferred stock conversions.

Common Stock Options and Warrants

As of March 31, 2008, 13,324,951 of the 17,334,951 outstanding options and warrants were vested with a weighted average exercise price of $1.89 per share. During the six months ended March 31, 2008, the Company granted 244,492 options and warrants with exercise prices ranging from $0.59 to $4.05 per share. Of the 17,334,951 shares underlying options and warrants, 13,324,951 shares underlie options and warrants which have vested, and 4,010,000 shares underlie options and warrants which have not vested. During the six months ended March 31, 2008, various warrant holders exercised 3,203,814 warrants for cash proceeds of $2,250,881.

(13)    SEGMENT INFORMATION
The Company is organized into two business segments based primarily on the nature of the Company's products. The Volu-Sol segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The SecureAlert segment is engaged in the business of developing, distributing and monitoring offender tracking devices. Other (unallocated) loss consists of research and development, and selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The following tables reflect certain financial information relating to each reportable segment:

	Three Months Ended March 31,
	2008	2007
Sales to external customers:
Electronic monitoring	$2,488,446	$1,509,162
Volu-Sol	174,836	174,102
Total	$2,663,282	$1,683,264
Loss from operations :
Electronic monitoring	$(6,758,301)	$(3,161,404)
Volu-Sol	(646,808)	(138,873)
Other (unallocated)	(4,090,680)	(2,902,460)
Total	$(11,495,789)	$(6,202,737)

	Six Months Ended March 31,
	2008	2007
Sales to external customers:
Electronic monitoring	$5,957,732	$1,944,545
Volu-Sol	344,428	326,956
Total	$6,302,160	$2,271,501
Loss from operations :
Electronic monitoring	$(8,892,166)	$(7,987,092)
Volu-Sol	(931,054)	(205,595)
Other (unallocated)	(6,248,374)	(5,769,063)
Total	$(16,071,594)	$(13,961,750)

	March 31, 2008	September 30, 2007
Identifiable assets:
Electronic monitoring	$13,601,870	$9,933,490
Volu-Sol	1,592,372	984,331
Other (unallocated)	2,420,182	5,318,868
Total assets	$17,614,424	$16,236,689

(14)    SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company entered into the following transactions:

1)	The Company issued 3,375,000 shares of common stock to officers for services rendered valued at $5,231,250.
2)	The Company issued 400,000 shares of common stock for services rendered valued at $704,000.
3)	The Board of Directors authorized the issuance of 4,000,000 shares of the Company’s common stock for cash to provide working capital.
4)	The Company issued 325,000 shares of common stock to settle the Onxy Consulting Group, LLC lawsuit.

(15)    COMMITMENTS AND CONTINGENCIES

Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert, Inc., Case No. 2-08CV-116:  A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the Defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company answered the complaint, denying Plaintiffs allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC), Case No. CV08-02899, Central District California:  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device ("'122 patent"), in which the Company holds all rights and interests.  The complaint seeks damages according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP has filed a motion to dismiss the complaint, and an answer and counterclaim.  The Company has filed an opposition to STOP's motion to dismiss, which is set to be heard on June 30, 2008.  STOP's counterclaim is for declaratory relief and seeks a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid.  The Company response to the counterclaim is due on June 24, 2008.  A Scheduling Conference has been set for August 4, 2008.  No discovery has taken place at this time.  The Company intends to vigorously prosecute its claims and defend the against the counterclaim.

Onyx Consulting Group, LLC v. RemoteMDx.  The dispute arises out of an agreement between Onyx Consulting Group, LLC (“Onyx”) and the Company pursuant to which Onyx agreed to provide investor relations related services to the Company.  On October 9, 2007, Onyx served its Statement of Claim, in which it asserted a claim for breach of contract, seeking as damages the value of 750,000 shares of restricted RemoteMDx common stock it claims it is due under the agreement.  On May 19, 2008, the Company settled this matter by issuing 325,000 restricted shares of the Company's common stock to Onyx.

Strategic Growth International, Inc., v. RemoteMDx,, This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  SGI and its principals' original complaint alleged a single claim for Breach of Contract seeking recovery of: 1) the balance it claims remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock.  In its Answer and Counterclaims, the Company denied SGI's allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement, seeking rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  On December 31, 2007, the Company filed a motion for summary judgment on its fraudulent inducement claim.  On January 18, 2008, SGI filed a cross-motion for partial summary judgment.  The court heard arguments on the motions on April 23, 2008 but has not yet issued a decision.  On April 17, 2008, SGI amended its complaint to assert a claim for conversion with respect to the options and shares which are the subject of SGI's breach of contract claim.  On May 2, 2008, the Company filed a motion to dismiss the conversion claim, which is scheduled to be argued on May 28, 2008.  On April 23, 2008, SGI sought an order permitting the attachment of the Company's assets in the State of New York.  The Court heard argument on the motion on April 30, 2008 but has not yet issued a ruling.  Discovery is ongoing and a final pretrial conference is set for September 2008.  The Company intends to vigorously defend itself against SGI's claims and to vigorously prosecute its counterclaims against SGI.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

FORWARD-LOOKING STATEMENTS

This report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  Generally, the statements contained in this report that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our Company’s financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-KSB/A and elsewhere in this Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis and Plan of Operation in our Annual Report on Form 10-KSB/A for the year ended September 30, 2007, and our 10-QSB/A, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report.

Restatements

A restatement of the Company’s financial statements for the year ended September 30, 2007 and the first quarter ended December 31, 2007 was made as discussed in the notes to the condensed consolidated financial statements that are contained in this Report.

These restatements involved the following changes to the 2007 interim information contained in this Report:

	Three Months Ended March 31, 2007
Statement of Operations:	Previously Reported	As Restated
Revenues	$1,649,931	$1,683,264
Cost of revenues	$2,145,872	$2,168,766
Loss from operations	$(6,213,176)	$(6,202,737)
Net loss	$(7,044,055)	$(7,033,616)
Net loss per common share	$(0.08)	$(0.08)

	Six Months Ended March 31, 2007
Statement of Operations:	Previously Reported	As Restated
Revenues	$2,638,168	$2,271,501
Cost of revenues	$4,351,265	$4,099,431
Loss from operations	$(13,846,917)	$(13,961,750)
Net loss	$(14,857,704)	$(14,972,537)
Net loss per common share	$(0.18)	$(0.18)

Statement of Cashflows:
Net loss	$(14,857,704)	$(14,972,537)
Depreciation and amortization	$1,060,106	$1,124,546
Deferred revenue	$(14,816)	$351,851
Inventories	$1,295,816	$979,542

Changes to the condensed consolidated financial statements for the three and six months ended March 31, 2007 include the following:

•
During the three months ended March 31, 2007, the Company recorded $33,333 in revenues and $22,894 in cost of revenues related to the sales of devices previously deferred resulting in a decrease in net loss of $10,439.

•
During the six months ended March 31, 2007, the Company deferred revenues of $366,667 and deferred cost of revenues of $251,834 related to sales of devices resulting in an increase in net loss of $114,833.

General

RemoteMDx and subsidiaries (collectively, the “Company”) market, monitor and sell the TrackerPAL device.  The TrackerPAL is used to monitor convicted offenders that are on probation or parole in the criminal justice system.  The TrackerPAL device utilizes GPS and cellular technologies in conjunction with a monitoring center that is staffed 365 days a year.   The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  The parole and probation population consists of approximately 4.9 million adults in the United States of America criminal justice system at any given time. The TrackerPAL is targeted to meet the needs of this market as well as the international market.

Strategy

Our goal is to establish the Company as a provider of leading technology and services to a significant portion of the parolee and probation market population.

Critical Accounting Policies

In Note 2 to the consolidated financial statements for the fiscal year ended September 30, 2007 included in the Company’s Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining its results of operations and its financial position.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. We assess the reasonableness of our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience as well as available current information on a regular basis.  Management uses this information to form the basis for making judgments about the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell, and depreciation of the asset ceases.  During the six months ended March 31, 2008 and 2007, the Company impaired $563,653 and $1,414,244, respectively, in monitoring equipment that no longer had value.  This expense was classified as cost of revenues.

Accounting for Stock-based Compensation
Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, using the modified prospective method. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS No. 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS No. 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

For options granted subsequent October 1, 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 25,000 stock options to an employee during the six months ended March 31, 2008. The Company granted 275,000 stock options to employees during the six months ended March 31, 2007. The weighted average fair value of stock options at the date of grant during the six months ended March 31, 2008 and 2007 was $0.91 and $1.44, respectively.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the three months ended March 31, 2008 and 2007, respectively:

	March 31, 2008	March 31, 2007

Risk free interest rate	2.23%	4.46%
Expected life	5 years	5 years
Dividend yield	-	-
Volatility	151%	145%

The following are the weighted-average assumptions used for options granted during the six months ended March 31, 2008 and 2007, respectively:

	March 31, 2008	March 31, 2007

Risk free interest rate	2.23%	4.54%
Expected life	5 years	5 years
Dividend yield	-	-
Volatility	151%	145%

A summary of stock option activity for the six months ended March 31, 2008, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	25,000	$1.00
Exercised	(960,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of March 31, 2008	2,315,000	$0.63	3.64 years	$2,300,150
Exercisable as of March 31, 2008	196,667	$1.51	3.58 years	$115,384

Results of Operations

Summary of Financial Results and Recent Developments

During the six months ended March 31, 2008, the Company entered into several important transactions:

1)	The sale of one patent for total consideration of $2,400,000. Payment in full was received in December 2007.

2)
The acquisition of 51% of the issued and outstanding capital stock of Midwest, together with the option, exercisable after January 1, 2009, and prior to March 31, 2009, to acquire the remaining 49% of Midwest’s capital stock. The consideration for the initial purchase of 51% of the outstanding Midwest shares was $3,468,780, consisting of $1,800,000 of notes payable and 438,000 shares of the Company’s common stock (valued at $3.81 per share, the quoted market value on the date of the transaction).  The RemoteMDx shares issued as part of the consideration for the Midwest shares were placed in escrow, and were released by the Company in March 2008.

3)
The acquisition of Court Programs for $1,147,500, payable by delivery of a note payable of $300,000 and 212,000 shares of the Company’s common stock, released by the Company in March 2008.  We also acquired an option to purchase the remaining outstanding shares of Court Programs on or before March 1, 2009.

Three months ended March 31, 2008, compared to three months ended March 31, 2007

Revenues

For the three months ended March 31, 2008, the Company had revenues of $2,663,282 compared to $1,683,264 for the three months ended March 31, 2007, an increase of $980,018. The increase in revenues resulted primarily from the monitoring of offender tracking devices and providing probation services to individuals on parole.

Previously the Company deferred $1,400,000 in revenues from the sale of devices to certain customers and has recognized $33,333 of these revenues during the three months ended March 31, 2007 resulting in a balance of deferred revenues of $1,233,334 to be recognized in future periods.

SecureAlert had revenues of $1,009,494 during the three months ended March 31, 2008, compared to revenues of $1,509,162 for the three months ended March 31, 2007. Although SecureAlert’s revenue decreased $499,668, the Company recorded revenues from devices sales of $962,133 during the three months ended March 31, 2007 compared to $33,333 during the same period ended March 31, 2008.  Revenues from monitoring services increased from $546,429 to $955,060 for the three months ended March 31, 2008 over the same period in 2007. These revenues in the three months ended March 31, 2008 consisted of $33,333 from the sale of offender tracking devices, $955,060 from the monitoring of offender tracking devices, and $21,101 from home and personal security systems.  No SecureAlert customer accounted for 10% or more of SecureAlert’s revenues.

Volu-Sol had revenues for the three months ended March 31, 2008 of $174,836, compared to $174,102 for the three months ended March 31, 2007.  Although revenues were essentially flat between these periods, the Company anticipates that Volu-Sol's revenues will decrease in the future as a percentage of total revenues.  The following significant customers of Volu-Sol accounted for more than 10% of Volu-Sol’s revenues during the period:  Thermo Fisher Scientific (previously known as Fisher Scientific) accounted for 27%, Cardinal Health Medical accounted for 12%, and Esbe Scientific accounted for 11%.  No other Volu-Sol customer accounted for 10% or more of Volu-Sol’s revenues.

On December 1, 2007, the Company acquired Midwest. For the three months ended March 31, 2008, Midwest had revenues of $807,342.  These revenues consisted of $801,427 from the monitoring of offender tracking devices and $5,915 from the sale of devices.

On December 1, 2007, the Company acquired Court Programs. For the three months ended March 31, 2008, Court Programs had revenues of $671,610 from the monitoring of offender tracking devices and parolee services.

Cost of Revenues

For the three months ended March 31, 2008, cost of revenues was $3,336,038 compared to $2,168,766 during the three months ended March 31, 2007, an increase of $1,167,272.  Cost of revenues increased on a more rapid pace compared to the increase in revenues for the same period in 2007.  SecureAlert's cost of revenues totaled $2,361,108, or 234%, of SecureAlert's revenues during the three months ended March 31, 2008, compared to $2,056,548, or 136%, of SecureAlert’s revenues during the three months ended March 31, 2007.

SecureAlert’s cost of revenues for the three months ended March 31, 2008 of $2,361,108 was comprised of the following:  device costs of $28,752, commissions of $106,736, communication costs of $663,053, location costs of $13,700, monitoring center costs of $516,730, amortization of $221,662, warranty reserve expense of $105,742, impairment of TrackerPAL devices of $550,200, and other TrackerPAL costs of $154,533.  SecureAlert’s cost of revenues for the three months ended March 31, 2007 of $2,056,548 was comprised of the following:  device costs of $821,667, communication costs of $221,979, monitoring center costs of $418,118, amortization of $469,293, and other TrackerPAL costs of $125,491.

Midwest’s cost of revenues totaled $549,107, or 68%, of Midwest’s revenues for the three months ended March 31, 2008.  Court Program’s cost of revenues totaled $294,962, or 44%, of Court Program’s revenues for the three months ended March 31, 2008.  Volu-Sol's cost of revenues was $130,861, or 75%, of Volu-Sol's revenues during the three months ended March 31, 2008, compared to $112,218, or 64%, of Volu-Sol's revenues for the same period during the prior fiscal year. The increase as a percentage of revenues was primarily due to an increase in material, shipping and labor costs.

During the three months ended March 31, 2008, the Company recognized deferred cost of revenues of $22,894.

Research and Development Expenses

During the three months ended March 31, 2008 and 2007, research and development expense was $3,043,276 and  $1,934,392, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.  Of the $3,043,276 of research and development, $2,128,000 was from the issuance 745,000 shares of common stock (valued at an average of $2.86 per share) for software and engineering associated with the development of the TrackerPAL device.

Selling, General and Administrative Expenses

During the three months ended March 31, 2008, selling, general and administrative expenses were $7,779,757 compared to $3,782,843 during the three months ended March 31, 2007.  The net increase of $3,996,914 is made up of increases in the following expenses:  advertising of $40,631, consulting of $2,024,991, depreciation of $43,019, insurance of $51,000, lawsuit settlement of $572,000, legal of $152,903, payroll and payroll taxes of $917,395, rent of $31,993, telephone of $30,862, travel of $245,033, and other selling, general and administrative expenses of $32,022.  These increases were offset in part, by decreases in the following expenses: contract labor of $6,420, lease equipment of $15,681, outside services of $77,443, postage of $12,987, repairs and maintenance of $10,316, and other selling, general and administrative expenses of $22,088.  The increase in consulting of $2,024,991 relates primarily to stock and warrants issued for services rendered to the Company.

Interest Income and Expense

During the three months ended March 31, 2008, interest expense totaled $398,238 compared to $272,965 in the three months ended March 31, 2007. The increase of $125,273 resulted primarily from the debt obligations acquired from Midwest and Court Programs.

Six months ended March 31, 2008, compared to six months ended March 31, 2007

Revenues

For the six months ended March 31, 2008, the Company had revenues of $6,302,160 compared to $2,271,501 for the six months ended March 31, 2007, an increase of $4,030,659. The increase in revenues resulted primarily from increased monitoring of offender tracking devices.

Previously the Company deferred $1,400,000 in revenues from the sale of devices to certain customers and has recognized $66,666 of these revenues during the six months ended March 31, 2007 resulting in a balance of deferred revenues of $1,233,334 to be recognized in future periods.

SecureAlert had revenues of $3,917,884 during the six months ended March 31, 2008, compared to revenues of $1,944,545 for the six months ended March 31, 2007. The increase in SecureAlert’s revenues of $1,973,339 resulted primarily from increased monitoring services. SecureAlert’s monitoring services for the six months ended March 31, 2008 and 2007 were $2,831,544 and $981,812, respectively.  Revenues of $3,917,884 for the six months ended March 31, 2008 consisted of $2,831,544 from monitoring services, $1,066,666 from offender tracking device sales, and $19,674 from home and personal security systems.  No SecureAlert customer accounted for 10% or more of SecureAlert’s revenues.

Volu-Sol had revenues for the six months ended March 31, 2008 of $344,428, compared to $326,956 for the six months ended March 31, 2007.  Although revenues were essentially flat for the period, the Company anticipates that Volu-Sol's revenues will decrease in the future as a percentage of total revenues.  The following significant customers of Volu-Sol accounted for more than 10% of Volu-Sol’s revenues during the period:  Thermo Fisher Scientific (previously known as Fisher Scientific) accounted for 26%, Cardinal Health Medical accounted for 13%, and Esbe Scientific accounted for 11%.  No other Volu-Sol customer accounted for 10% or more of Volu-Sol’s revenues.

On December 1, 2007, the Company acquired Midwest. For the four months ended March 31, 2008, Midwest had revenues of $1,158,925.  These revenues consisted of $1,116,964 from the monitoring of offender tracking devices and $41,961 from the sale of devices.

On December 1, 2007, the Company acquired Court Programs. For the four months ended March 31, 2008, Court Programs had revenues of $880,923 from the monitoring of offender tracking devices and parolee services.

Cost of Revenues

For the six months ended March 31, 2008, cost of revenues was $6,193,045 compared to $4,099,431 for the six months ended March 31, 2007, an increase of $2,093,614.  Cost of revenues increased as revenues increased for the same period.  SecureAlert's cost of revenues totaled $4,792,366, which was 122% of SecureAlert's revenues for the six months ended March 31, 2008, compared to $3,893,729,which was 200% of SecureAlert’s revenues for the six months ended March 31, 2007.

SecureAlert’s cost of revenues for the six months ended March 31, 2008 of $4,792,366 was comprised of the following:  device costs of $727,653, commissions of $226,913, communication costs of $1,365,186, location costs of $25,140, monitoring center costs of $973,047, amortization of $486,782, warranty reserve expense of $105,742, impairment of TrackerPAL devices of $563,653, lease equipment of $36,483, repairs of $34,392, freight of $110,765, and other TrackerPAL costs of $136,610.  SecureAlert’s cost of revenues for the six months ended March 31, 2007 of $3,893,729 was comprised of the following:  device costs of $985,157, communication costs of $1,116,826, monitoring center costs of $830,472, amortization of $841,782, and other TrackerPAL costs of $119,492.

Midwest’s cost of revenues totaled $723,022 for the four months ended March 31, 2008.  Court Programs’ cost of revenues totaled $432,575 for the four months ended March 31, 2008.  Volu-Sol's cost of revenues was $245,082, or 71%, of Volu-Sol's revenues during the six months ended March 31, 2008, compared to $205,702, or 63%, of Volu-Sol's revenues for the same period during the prior year. The increase as a percentage of revenues was primarily due to an increase in material, shipping and labor costs.

During the six months ended March 31, 2008, the Company recognized deferred cost of revenues totaling $45,788.

Research and Development Expenses

During the six months ended March 31, 2008 and 2007, research and development expense was $4,083,723 and  $3,154,051, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services. Of the $4,083,723 of research and development, $2,555,285 was from the issuance of 815,000 shares of common stock (valued at an average of $3.14 per share) for software and engineering associated with the development of the TrackerPAL device.

Selling, General and Administrative Expenses

During the six months ended March 31, 2008, selling, general and administrative expenses were $12,096,986 compared to $8,979,769 during the six months ended March 31, 2007.  The net increase of $3,117,217 relates primarily to increases in the following expenses:  advertising of $72,855, consulting of $1,253,993, depreciation of $88,243, insurance of $76,064, lawsuit settlement of $572,000, payroll and payroll taxes of $1,146,494, rent of $37,510, telephone of $72,171, and travel of $604,975, and other increase in selling, general and administrative expenses of $199,122.  These increases were offset, in part, by decreases in the following expenses: contract labor of $34,201, investor relations of $146,197, lease equipment of $20,961, legal of $75,296, overhead allocation of $226,000, outside services of $262,326, and other selling, general and administrative expenses of $241,229.  The increase in consulting of $1,253,993 results primarily from stock and warrants issued for services rendered to the Company.

Interest Income and Expense

For the six months ended March 31, 2008, interest expense totaled $773,748 compared to $557,250 for the six months ended March 31, 2007. The increase of $216,498 resulted primarily from the debt obligations acquired from Midwest and Court Programs.

Liquidity and Capital Resources

The Company is presently unable to finance its business solely from cash flows from operating activities. During the six months ended March 31, 2008, the Company financed its business primarily from the sale and issuance of common stock of the Company’s subsidiary, Volu-Sol for proceeds of $4,598,333 and the exercise of warrants for the purchase of common stock of the Company for net proceeds of $2,658,380.

As of March 31, 2008, the Company had unrestricted cash of $5,121,666 and working capital deficit of $3,234,852, compared to unrestricted cash of $5,556,275 and working capital of $1,296,985 as of September 30, 2007.  For the six months ended March 31, 2008, the Company's operating activities used cash of $1,585,187, compared to $3,092,334 of cash used in operating activities for the six months ended March 31, 2007.

The Company used cash of $320,854 for investing activities during the six months ended March 31, 2008, compared to $8,441,625 of cash used in investing activities for the six months ended March 31, 2007.

The Company's financing activities for the six months ended March 31, 2008, provided cash of $1,471,432 compared to $10,520,712 for the six months ended March 31, 2007. For the six months ended March 31, 2008, the Company had net proceeds of $4,598,333 from the sale of equity securities by the Company’s subsidiary, Volu-Sol, $2,658,380 from the exercise of warrants, $23,410 of proceeds from the issuance of notes payable, and $160,898 of cash acquired through the purchase of Midwest and Court Programs.  Cash decreased by $3,123,036 due to payments on the bank line of credit, $575,963 in net payments on the related-party line of credit, and $2,270,590 in payments on notes payable.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

The Company incurred a net loss of $22,460,024 for the six months ended March 31, 2008 and a loss from operations of $16,071,594.  In addition, the Company has an accumulated deficit of $155,556,970.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB/A for the year ended September 30, 2007 raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s plans with respect to this uncertainty are to increase leases of the TrackerPAL product and to increase monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

Contingencies

TrackerPAL Revisions and Enhancements

During the year ended September 30, 2007, the Company discovered several problems with the TrackerPAL device. These problems included:  1) water ingression into the device; 2) battery and charger life and functionality; 3) GPS signal strength; and 4) device becoming aesthetically damaged while removing it from an offender.  The Company has implemented a plan to correct these issues and expects it to be complete by June 30, 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is extending to several countries outside the United States, and we intend to continue to expand our foreign operations.  As a result, our revenues and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Revenues from sources outside the United States represented 16% and 35% of our total revenues for the six months ended March 31, 2008 and 2007, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, the Company did not experience any effect from foreign currency exchange in connection with the these international sales.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of March 31, 2008, we had $735,949 of borrowings outstanding on a line of credit with a weighted-average interest rate of 18%.  In addition, we had $72,194 of borrowings outstanding on a line of credit with two banks with a weighted average interest rate of 10.17%.  The interest rates on these lines of credit are subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

Item 4.  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  In our evaluation, we identified deficiencies that existed in the tracking of leased equipment, revenue recognition, expense classification, and design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be material weaknesses.  A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting were detected in the evaluation process and are being appropriately recorded and disclosed going forward.  We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies and improve the supervision and training of our staff.  Additional effort is needed to fully remedy these deficiencies.  Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending September 30, 2008. We plan to dedicate significant resources, including management time and effort, in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert, Inc., Case No. 2-08CV-116:  A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the Defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company  answered the complaint, denying Plaintiffs allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC), Case No. CV08-02899, Central District California:  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device ("'122 patent"), in which the Company holds all rights and interests.  The complaint seeks damages according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP has filed a motion to dismiss the complaint, and an answer and counterclaim.  The Company has filed an opposition to STOP's motion to dismiss, which is set to be heard on June 30, 2008.  STOP's counterclaim is for declaratory relief and seeks a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid.  The Company response to the counterclaim is due on June 24, 2008.  A Scheduling Conference has been set for August 4, 2008.  No discovery has taken place at this time.  The Company intends to vigorously prosecute its claims and defend the against the counterclaim.

Onyx Consulting Group, LLC v. RemoteMDx.  The dispute arises out of an agreement between Onyx and the Company pursuant to which Onyx agreed to provide investor relations related services to the Company.  On October 9, 2007, Onyx served its Statement of Claim, in which it asserted a claim for breach of contract, seeking as damages the value of 750,000 shares of restricted RemoteMDx common stock it claims it is due under the agreement.  On May 19, 2008, the Company settled this matter by issuing 325,000 restricted shares of RemoteMDx common stock to Onyx.

Strategic Growth International, Inc. v. RemoteMDx, This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  SGI and its pricipals' original complaint alleged a single claim for Breach of Contract seeking recovery of: 1) the balance it claims remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock.  In its Answer and Counterclaims, the Company denied SGI's allegations and asserted counterclaims for:  (1) Breach of Contract; (2) Rescission; and (3) Declaratory Judgment.  On October 29, 2007, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement, seeking rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  On December 31, 2007, the Company filed a motion for summary judgment on its fraudulent inducement claim.  On January 18, 2008, SGI filed a cross-motion for partial summary judgment.  The court heard arguments on the motions on April 23, 2008 but has not yet issued a decision.  On April 17, 2008, SGI amended its complaint to assert a claim for conversion with respect to the options and shares which are the subject of SGI's breach of contract claim.  On May 2, 2008, the Company filed a motion to dismiss the conversion claim, which is scheduled to be argued on May 28, 2008.  On April 23, 2008, SGI sought an order permitting the attachment of the Company's assets in the State of New York.  The Court heard argument on the motion on April 30, 2008 but has not yet issued a ruling.  Discovery is ongoing and a final pretrial conference is set for September 2008.  The Company intends to vigorously defend itself against SGI's claims and to vigorously prosecute its counterclaims against SGI.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Informal Inquiry.  During the fiscal quarter ended March 31, 2008, the Company was advised by letter from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  The inquiry, among other items, relates to the company’s:  revenue recognition policy and documents; its relationship with stockholders; and the Company’s business.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  We are disclosing voluntarily this inquiry and we are cooperating fully with the SEC.

Item 1A.  RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties that are associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  Our Annual Report for the fiscal year ended September 30, 2007, as amended, describes some of the risks and uncertainties that are associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  In addition, we note the following:

Our business plan anticipates significant growth through sales and acquisitions. To manage the expected growth the Company will require capital and there is no assurance it will be successful in obtaining necessary additional funding.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its own shares during the six months ended March 31, 2008.

During the six months ended March 31, 2008, the Company issued shares of common stock in connection with the conversion of preferred stock, the exercise of warrants, and in payment of dividends and in other transactions not involving a public sale or offering of such shares, and without registration under the Securities Act of 1933, as amended (the “Securities Act”), as follows:

•
7,434,249 shares were issued to redeem all outstanding shares of SecureAlert Series A Preferred stock.  The holders of the SecureAlert Series A Preferred stock were accredited investors as defined in Rule 501 under the Securities Act.

•
3,203,814 shares were issued on the exercise of warrants providing $2,250,881 in cash to the Company.  The holders of these warrants were accredited investors.  The securities were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

•
2,000,000 shares were issued for $2,000,000 in cash.  As of March 31, 2008, this was recorded as a subscription receivable, the cash was subsequently received by the Company in April 2008.  The purchasers of these shares were accredited investors.  The shares were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

•
1,000,000 shares were issued for services performed for a value of $3,214,735.  The shares were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

•	650,000 shares were issued in connection with two acquisitions as reported in the Company’s report on Form 10-KSB/A for the year ended September 30, 2007.

•
465,703 shares were issued in payment of dividends on SecureAlert Series A Preferred stock.  The shares were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common shares were accredited investors and were already security holders of the Company.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  In addition, no general solicitation or general advertising was made or done in connection with these issuances.

•	360,000 shares were issued to extend the Company’s line of credit.

•
15,000 shares were issued in connection with Series B Preferred stock conversions.  The shares were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common shares were accredited investors and were already security holders of the Company.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  In addition, no general solicitation or general advertising was made or done in connection with these issuances.

As indicated above, the recipients of the shares in the above transactions were current stockholders, affiliates, employees, or service providers to the Company.  Each had a pre-existing relationship with the Company and was provided with the information available in the Company’s public filings.  The transactions described above did not involve any public solicitation or similar activity by the Company and each transaction was a private transaction in which the recipient was advised that the shares issued were restricted shares, not freely transferable, and subject to the restrictions against resale of federal and applicable state securities laws.  The certificates issued representing the shares in each case contained a restrictive legend, advising that the resale of the securities was subject to registration under the Securities Act or an exemption from the registration provisions of such act.  In entering into these transactions the Company relied on exemptions available for offers and sales of securities not involving a public offering, including, without limitation, the exemptions from the registration requirements provided under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, without limitation Regulation D.

Item 6.  EXHIBITS

(a)  Exhibits Required by Item 601 of Regulation S-K

Exhibit Number 3(i)(1)	Title of Document Articles of Incorporation (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997)

3(i)(2)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)

3(i)(3)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)

3(i)(4)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002)

3(i)(5)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended September 30, 2001)

3(i)(6)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 24, 2006)

3(i)(7)
Articles of Amendment to Articles of Incorporation filed July 12, 2006 (previously filed as exhibits to the Company’s current report on Form 8-K filed July 18, 2006, and incorporated herein by reference)

3(i)(8)
Articles of Amendment to the Fourth Amended and Restated Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock of RemoteMDx, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007)

3(i)(9)
Articles of Amendment to the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007)

3(ii)	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB, effective December 1, 1997)

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006)

10.01	Distribution and Separation Agreement (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997)

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended September 30, 2001)

10.06
Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2001)

10.07	Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2003)

10.08	Security Agreement between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006)

10.09	Promissory Note between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006)

10.10	Common Stock Purchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to the Company’s current report on Form 8-K filed August 7, 2006 and incorporated herein by reference)

10.11	Change in Terms Agreement between Citizen National Bank and the Company (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2006)

10.12	Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed on Form 8-K in November 2006)

10.13
Common Stock Purchase Warrant between the Company and VATAS Holding GmbH dated November 9, 2006 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007)

10.14
Settlement Agreement and Mutual Release between the Company and Michael Sibbett and HGR Enterprises, LLC, dated as of February 1, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007)

10.15
Distributor Sales, Service and License Agreement between the Company and Seguridad Satelital Vehicular S.A. de C.V., dated as of February 5, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007)

10.16
Distributor Agreement between the Company and QuestGuard, dated as May 31, 2007.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007)

10.17
Stock Purchase Agreement between the Company and Midwest Monitoring & Surveillance, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008)

10.18
Stock Purchase Agreement between the Company and Court Programs, Inc., Court Programs of Florida Inc., and Court Programs of Northern Florida, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008)

10.19
Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008)

10.20	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008)

10.21	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008)

10.22	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008)

10.23	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008)

10.24
Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008)

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTEMDX, INC.

Date: June 18, 2008	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer

Date: June 18, 2008	By:	/s/ Michael G. Acton
Michael G. Acton
Principal Accounting Officer