Form 10KSB/A
period 2007-09-30
REMOTE MDX INC
filed 2008-06-19
CIK 1045942

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
Yes __  No X

Issuer's revenues for the fiscal year ended September 30, 2007, were $7,270,540.  Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 14, 2007, was approximately $367,820,000.

There were 130,455,291 shares of common stock of the registrant outstanding as of December 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB (“Form 10-KSB/A”) to our Annual Report on Form 10-KSB for the year ended September 30, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on January 15, 2008 (“Original Filing”), reflects a restatement (“Restatement”) of the Consolidated Financial Statements of RemoteMDx, Inc. and subsidiaries (collectively, the “Company”).

This Form 10-KSB/A amends and restates Items 1, 5, 6, 7, 8A, 10, 11, 12 and 13 of the Original Filing.  We have revised language in these Items from the Original Filing to reflect the Restatement. The foregoing Items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the SEC subsequent to the filing of the Original Filing, including the Quarterly Reports on Form 10-QSB/A for the period ended December 31, 2007.  We have obtained an updated consent from our independent registered public accounting firm, filed as Exhibit 23 to this Form 10-KSB/A. Currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-KSB/A as Exhibits 31.1, 31.2, and 32.

With this filing, the Company has amended the Original Filing.  As such, the consolidated financial statements as of September 30, 2007, and for the fiscal years ended September 30, 2007 and 2006, the quarterly periods presented and the report of independent registered public accounting firm and related financial information contained in the Original Filing should no longer be relied upon.

The effects of the restatement as of September 30, 2007 and for the years ended September 30, 2007 and 2006 is as follows:

	Previously Reported	As Restated

Balance Sheet Items:
Monitoring equipment, net of accumulated depreciation	$2,787,133	$3,739,474
Total assets	15,284,348	16,236,689
Deferred revenue	14,247	1,314,247
Total current liabilities	8,432,830	9,732,830
Total liabilities	8,672,593	9,972,593
Accumulated deficit	(132,749,287)	(133,096,946)
Total stockholders’ equity	1,625,527	1,277,868
Total liabilities and Stockholders’ equity	15,284,348	16,236,689

Statement of Operation Items - 2007:
Revenues	8,570,540	7,270,540
Cost of revenues	8,974,174	13,881,895
Selling, general and administrative expenses	20,217,587	16,116,535
Royalty settlement expense	1,759,010	-
Net loss	(26,022,912)	(26,370,571)
Net loss attributable to common stockholders – basic and diluted	(26,573,515)	(26,921,174)
Net loss per common share - basic and diluted	$(0.26)	$(0.26)

Statement of Cashflows:
Net loss	(26,022,912)	(26,370,571)
Inventories	(12,083)	(964,424)
Deferred revenues	(3,570)	1,296,430

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

The Company has identified a growing need in the parole/probation market, which at the end of 2006 included 5,035,225 adult men and women on supervised probation or parole in the United States criminal justice system according to the U.S. Department of Justice, Bureau of Justice Statistics. In order to meet the needs of this growing demand, the Company has developed TrackerPAL, a wireless device that works in conjunction with monitoring centers to monitor the location of parolees and persons on probation or under travel restrictions as part of their sentencing.

We derive our revenues from the following sources:

•	Monitoring Services – Following activation, TrackerPAL device users pay a daily fee for monitoring services provided by us through a majority owned subsidiary, SecureAlert, Inc.

•
Product Sales – Although not the focus of our business model, we sell our TrackerPAL devices in certain situations.  In addition, the Company sells home security and Personal Emergency Response Systems (“PERS”).

•	Medical Diagnostic Stains – Through another majority owned subsidiary, we sell medical diagnostic stains and equipment to laboratories throughout the United States.

In addition to the foregoing sources, we have contractual rights to receive royalty revenues from a license agreement with Matsushita Electric Works (“MEW”) and from sales of telematic products and services under marketing agreements.  (“Telematic” means any wireless communication system designed for the collection and dissemination of data.)  To date, these royalty agreements have not produced any royalty income.

Our Strategy

Our goal is to establish the Company as a significant marketer and distributor of leading technologies and services we have developed for the parolee and probation market and, to a lesser extent, the health monitoring industry.

Background

We have been engaged in our original business of manufacturing and marketing medical diagnostic stains, solutions and related equipment for over 10 years. Since 1997, this business has been conducted through a subsidiary, Volu-Sol Reagents Corporation (“Volu-Sol”).  Our remote health monitoring and diagnostic business is conducted under the names “Remote Medical Diagnostics” and “RemoteMDx.”  In July 2001, we acquired and now operate the business conducted by SecureAlert, Inc.  SecureAlert’s business involves manufacturing and marketing mobile emergency products, worn on the body, that focus on the parolee and probation market.

Our primary founders and owners are David Derrick and James Dalton, who are identified in this Report under Item 9, “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.”

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

Under our current business model, the majority of our customers lease our TrackerPAL devices. TrackerPAL devices are leased under a contractual arrangement (usually at least one year) which may effectively be cancelled at any time by either party with 30 days notice.  We may also pay a monthly fee to distributors for each contract originated through that distributor.

According to the United States Department of Justice, Bureau of Justice Statistics, in the United States there were approximately 5 million adult men and women who were on supervised probation or parole in 2006.  This number is expected to continue to grow as state budget deficits are requiring prisons to be closed, putting additional pressure on the already swelling parole and probation market.  During 2006, the probation population grew by approximately 1.7% which represented an increase of 70,266 probationers.

At year-end 2006, a total of 798,202 adult men and women were on parole or mandatory conditional release following a prison term.  The population grew by 17,586 parolees or 2.3% during 2006.

In 2006, there were more than 7.2 million adults in prison, in jail, or on probation or parole in the United States, with this figure growing at the rate of approximately 2.6% per year.  This represents approximately 2.3% of the U.S. population or about 1 in every 32 adults.

This increase has strained the ability of parole officers and supervisors to manage the burgeoning growth in parolees. In response to this problem, RemoteMDx has created a product and service called the TrackerPAL Network (the “Network”).

We believe the Network and its accompanying products that are and will be marketed and sold by RemoteMDx will create a shift in the parole/probation market. The Network strategy transforms the current market to one that provides offender monitoring products and services. The Network allows a supervisor to manage dozens of parolees simultaneously. Under the Network program, a parolee is required to wear the device 24 hours a day, 7 days a week, which allows the monitoring center to actively monitor where the parolee is located.  The computer at the monitoring center automatically checks to make sure that the parolee is within inclusion areas and does not enter any exclusionary zones. At any sign of problems, the monitoring center can contact the parolee directly and, if necessary, put the parole officer in direct contact with the parolee. The parole officer can also access a secured web site that shows where the parolee is and where he has been, allowing the supervisor to better manage the parolee.

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

A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellite transmissions, algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level.  The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.

During the year ended September 30, 2007, we spent $4,708,256 on research and development. This compares to $2,087,802 spent on research and development for the year ended September 30, 2006.  During the years ended September 30, 2007 and 2006, the Company disposed of monitoring equipment with a net book value of $1,454,784 and $0, respectively, that was initially used as test units that had served its useful life.  This expense was classified as research and development expense.

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

•
The Company has encountered irregularities with the battery chargers due to a manufacture’s Integrated Circuit (“IC”) chip design flaw resulting in inconsistent charger behavior.   The battery charger issue can only be fully addressed by replacement of these IC chips.  The Company’s contract manufacturer is in the process of swapping out these battery chargers from the field, replacing the IC chip, and redeploying the charger.

•
The Company has experienced cellular issues due to the GPS antenna currently used in the device.  The Company is redesigning and will install a new cellular antenna that will improve coverage and enhance tracking offenders using the device.

•
The current strap design of the device uses custom security screws covered by cosmetic caps.  Usability improvements have been implemented for both the screws and the caps.  The Company has noticed devices becoming damaged as a result of screws becoming stripped.  The improvements to the attachment mechanism have dramatically reduced the likelihood to strip screws and have made the strap easier to install.  The cosmetic cap improvements have made it easier for authorized personnel to remove the cap; thus, avoiding the early potential to scar outer housing of the OTD when being removed from the ankle.  Enhancing the strap design with new screws will mitigate the stripping of screws and damaging of the device when it is being removed.

TrackerPAL Next Generation

The Company is in the process of developing a new OTD.

This device will include all the current functionality of the TrackerPAL device along with providing indoor tracking capabilities and drug and alcohol monitoring.

Intellectual Property

We own five patents in the United States and one patent in China. We also have five patents pending in the United States and seven pending internationally.  The following tables contain information regarding our patents and patent applications; there can be no assurance given that the applications will be granted or that they will, if granted, contain all of the claims currently included.

The following table shows United States patents:

Patent Title	Application Patent Number	Filing / Issue Dates	Status Expiration Date
Emergency Phone With Single Button activation	7,251,471	7/31/07	2018
Remote Tracking and Communication Device	11/202,427	8/10/05	Issued (have not yet received the expiration date)
Remotely Controllable Thermostat	6,260,765	7/17/01	2020
Emergency Phone with Alternate Number Calling Capability	7,092,695	8/15/06	2018
Multiple Emergency Response Services Combination Emergency Phone and Personal Audio Device	6,285,867	9/4/01	2018
Alarm and Alarm Management System for Remote Tracking Devices	11/489,992	7/14/06	Pending
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between Device and a Monitoring Center	11/486,989	7/14/06	Pending
A Remote Tracking System with a Dedicated Monitoring Center	11/486,976	7/14/06	Pending
Remote Tracking System and Device with Variable Sampling	11/486,991	7/14/06	Pending
Methods for Establishing Emergency Communications Between a Communications Device and a Response Center	11/830,398	7/30/07	Pending

The following table shows international patents:
Patent Title	Patent Number / Jurisdiction	Filing / Issue Dates	Status/Expiration Date
Remote Tracking and Communication Device	PCT/US2006/030432 (Patent Cooperation Treaty)	8/4/06	Pending
Emergency Phone with Single-Button Activation	ZL 01807350.6 (China)	10/5/05	2021
Emergency Phone with Single-Button Activation	EP 01924386.4 (European Union)	3/28/01	Pending
Emergency Phone with Single-Button Activation	JP 2001-571568 (Japan)	3/28/01	Pending
Alarm and Alarm Management System for Remote Tracking Devices	PCT/US2007/072736 (Patent Cooperation Treaty)	7/3/07	Pending
A Remote Tracking Device and a System and Method for Two-Way Communication Between the Device and a Monitoring Center	PCT/US2007/072740 (Patent Cooperation Treaty)	7/3/07	Pending
A Remote Tracking System with a Dedicated Monitoring Center	PCT/US2007/072743 (Patent Cooperation Treaty)	7/3/07	Pending
Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	PCT/US2007/072746 (Patent Cooperation Treaty)	7/3/07	Pending

During the year ended September 30, 2007, the Company sold three United States patents for a total purchase price of $2,400,000.  A description of each patent sold is shown below:

Patent Title	Application /Patent Number	Filing / Issue Dates
Interference Structure for Emergency Response System Wristwatch	6,366,538	4/2/02
Emergency Phone for Automatically Summoning	6,226,510	5/1/01
Panic Button Phone	6,044,257	3/28/00

As of September 30, 2007, the Company had received $1,800,000 of the purchase price for these patents; the remaining $601,578 has been reflected as a note receivable, which includes accrued interest of $1,578.  The note was due on March 15, 2008, and bears interest at 6% per annum.  Subsequent to December 31, 2007, the Company collected the remaining balance from the sale of these patents.

On December 20, 2007, the Company sold and assigned its rights under Patent Number 6,636,732, Emergency Phone with Single Button Activation, reissued October 21, 2003 for the sum of $2,400,000.  Subsequent to December 31, 2007, the Company collected the balance of the purchase price for this patent.

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

nexAira, Inc.

nexAira, Inc. (“nexAira”) is a Canadian firm that specializes in hardware and software development in the areas of GPS, GSM and GPRS. It is the preferred distributor of GPS chip sets manufactured by Motorola and is recognized for its rapid development cycles and expertise in both the cellular and GPS areas.  nexAira performs research and development for the Company on a contractual basis.  Subsequent to September 30, 2007, nexAira, Inc. changed its name to Puracon, Inc.

Spectrum Design Solutions, Inc.

Spectrum Design Solutions, Inc. (“Spectrum”) is a United States company specializing in development and design of cellular and GPS products.  The Company has contracted with Spectrum to provide hardware and software development with the development of the Company’s next generation product of the TrackerPAL device.

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

Competition in Parolee/Probation and Diagnostic Markets

We have identified the following entities that appear to compete directly in one or more of our markets:

•	ProTech Monitoring Inc., Odessa, FL – This company has satellite tracking software technology that operates in conjunction with the GPS and wireless communication networks.

•	ISecuretrac Inc., Omaha, NE – This company supplies electronic monitoring equipment for tracking and monitoring persons on pretrial release, probation, parole, or work release.

•	Sentinel Security and Communications, Inc., Rochester NY– This company supplies monitoring and supervision solutions for the offender population.

•	Omni Link, Alpharetta, GA – This company provides a one-piece device combined with GPS and cellular networks to electronically track an individual.

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

Dependence on Major Customers

During fiscal year 2007, two customers accounted for more than 10% of revenues.  QuestGuard accounted for approximately 44% ($3,229,760) of revenues and Seguridad Satelital Vehicular accounted for approximately 13% ($928,800) of revenues.  The loss of either of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.

Dependence on Major Suppliers

During the year ended September 30, 2004, the Company cancelled its agreement with its former cellular provider and entered into an agreement with a new vendor.  In the year ended September 30, 2006, the Company entered into several agreements with other cellular organizations to provide cellular services.  The costs to the Company for these services during the fiscal years ended September 30, 2007 and 2006 were approximately $2,592,951 and $290,000, respectively.

The Company has established a relationship with Dynamic Source Manufacturing (DSM) to manufacture the TrackerPAL device.  All monitoring equipment that has been leased or sold has been manufactured by DSM.  Should the relationship between DSM and the Company cease, the Company would need to find another company to manufacture the device which could limit the ability to lease additional monitoring equipment.

Employees

As of December 14, 2007, the Company had 106 full time employees and 3 part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  The Company has never experienced a work stoppage and management believes that the relations with employees are good.

Item 2.             Description of Property

In March 2005, we entered into a 40-month lease for approximately $17,600 per month, consisting of approximately 11,400 square feet of office space at 150 West Civic Center Drive, Sandy, Utah.  This facility serves as our monitoring center and corporate headquarters.  We moved into these facilities during the fourth fiscal quarter of 2005.  The Company anticipates renewing this lease and staying at its current location.

We also have leased premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah.  These premises also serve as the manufacturing, warehouse and shipping facilities for our subsidiary, Volu-Sol.  This lease has been renewed and now expires in November 2010 with monthly base rent of $6,600, subject to annual adjustments according to changes in the Consumer Price Index.

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

Strategic Growth International, Inc. v. RemoteMDx, Inc., Case No. 06 Civ. 3915, in the United States District Court for the Southern District of New York.  On May 23, 2006, the plaintiffs’ Strategic Growth International, Inc. (“SGI”), Richard E. Cooper, and Stanley S. Altschuler (collectively, the “SGI Defendants”) filed a complaint against the Company.  This action was filed in response to an action previously filed by the Company against SGI in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations services to be performed by SGI.  The SGI Defendants’ complaint alleges a single claim for breach of contract and seeks recovery of: 1) the balance they claim remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock.  In its answer and counterclaims, the Company denied the SGI Defendants’ allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, with the approval of the court, the Company amended its answer and counterclaims to assert an additional claim against SGI for fraudulent inducement.  The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  Discovery is ongoing and a final pretrial conference is set for January 16, 2008.  The Company intends to vigorously defend itself against the SGI Defendants’ claim and to prosecute its counterclaims against the SGI Defendants.  The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Market Information.  Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol “RMDX.OB.”  The following table sets forth the range of high and low bid prices of our common stock as reported on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., for the periods indicated.  The sales information is available online at http://otcbb.com.

	High	Low
Fiscal Year 2006
First Quarter	$0.90	$0.75
Second Quarter	$0.70	$0.55
Third Quarter	$1.85	$1.56
Fourth Quarter	$2.06	$1.99

Fiscal Year 2007
First Quarter	$1.63	$1.51
Second Quarter	$1.54	$1.40
Third Quarter	$1.69	$1.60
Fourth Quarter	$2.84	$2.40

Holders.  As of December 14, 2007, there were approximately 3,300 holders of record of the common stock and approximately 130,455,291 shares of common stock outstanding. We also have 19 shares of Series A preferred stock outstanding, held by one stockholder, convertible into a minimum of approximately 7,178 shares of common stock, as well as 10,999 shares of Series B preferred stock outstanding held by six stockholders, that at present are convertible into approximately 113,783 shares of common stock.  We also have granted options and warrants for the purchase of approximately 16,033,443 shares of common stock.  As discussed elsewhere in this Report, we may be required to issue additional shares of common stock or preferred stock to pay accrued dividends, or to comply with anti-dilution adjustments to the conversion rights of present or former preferred stockholders.

Dividends.  Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred or common stock, at our option.  To date all such dividends have been paid by issuance of preferred stock, valued at $200 per share of preferred.  We are not required to pay and do not pay dividends with respect to the Series B Preferred Stock.   During the years ended September 30, 2007 and 2006, the Company recorded $550,603 and $642,512 in stock dividends paid on Series A and C Preferred Stock, respectively.

Dilution. We have a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding.  The board of directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights.

The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing stockholders.

Transfer Agent and Registrar.  The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Recent Sales of Unregistered Securities

During the year ended September 30, 2007, we issued 47,205,232 shares of common stock without registration of the offer and sale of the securities under the Securities Act, as follows:

Penalty Shares Under Registration Rights Covenants

•
750,000 shares were issued in June 2007 pursuant to registration rights covenants contained in a securities purchase agreement; the Company was late in filing a registration statement covering the securities sold under the agreement to a single investor within the agreed upon time following the issuance of the shares.  The 750,000 additional shares were issued as a penalty for the delay in filing the registration statement.  Based on the market price of the Company’s common stock on the date of issue, the Company booked an expense of $663,000 in connection with this penalty payment.  The recipient of these shares represented in the original securities purchase agreement that it was an accredited investor as defined in Rule 501 under the Securities Act.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D and Rule 506.  There were no non-accredited investors involved in this issuance.

Shares Issued in Connection with Line of Credit Agreement

•
500,000 shares were issued in July 2007 to ADP Management Corporation (“ADP Management”), an affiliate of the Company, as inducement for ADP Management to extend an existing line-of-credit agreement.  Based on the market price of the Company’s common stock on the date of issue, the Company booked an expense associated with this payment of $800,000.  See “Certain Relationships and Related Transactions and Director Independence.”  ADP Management is an entity owned and controlled by Messrs. Derrick and Dalton, two officers and directors of the Company. See also notes to “Summary Compensation Table” under “Item 10, Executive Compensation” at page 39 of this Report.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  Both of the principal officers and owners of ADP Management are officers and directors of RemoteMDx, and as such, were accredited investors with respect to this transaction.  There were no non-accredited investors involved in this issuance of shares.

Shares Issued to Employees, Consultants and Vendors for Products and Services

•
100,000 shares valued at $168,750 were approved for issuance to an officer of the Company as consideration for stock options the officer forfeited at the request of the Company during 2006.  The shares have not been delivered to the officer and consequently, the officer cannot currently vote, sell, or assign the shares.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipient of the shares was an officer of the Company at the time of the issuance; as such, he was an accredited investor with respect to these shares.  There were no non-accredited investors involved in this issuance of shares.

•
494,333 shares valued at $886,479 were issued from October 2006 to July 2007 to eight unaffiliated consultants for consulting services provided to the Company.  These consulting services consisted of services from sales and marketing introductions and related services, public relations and investor relation services.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  In each case, the shares were issued pursuant to privately negotiated transactions with entities who had provided service to the Company; there was no public offering of securities; no general solicitation or general advertising was made or done in connection with the issuances; and the shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

•
425,000 shares valued at $777,750 were issued in April 2007 for public relations services.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction to an entity which had provided services to the Company.  There was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuance, and the shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.  Subsequently, the Company registered the resale of 125,000 of these shares in a registration statement filed with the SEC, which was declared effective September 19, 2007.

•
60,000 shares valued at $109,800 were issued in April 2007 to a company for product design services.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction to an entity that had an existing relationship with the Company and which had provided services to the Company.  There was no public offering of securities.  Moreover, no general solicitation or general advertising was made or done in connection with the issuance, and the shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.   Subsequently, the Company registered the resale of these shares in a registration statement filed with the SEC, which was declared effective September 19, 2007.

Shares Issued in Settlement

•
88,520 shares valued at $131,010 were issued in July 2007 to Futuristic Medical Devices, LLC (“Futuristic”) to settle amounts owed as royalties due on previously performed monitoring services.  In addition, we issued 1,100,000 shares to Futuristic valued at $1,628,000 to terminate the Company’s obligation to pay royalties with respect to future monitoring revenue on units sold or distributed by Futuristic on behalf of the Company.  The Company has no continuing obligation to Futuristic under the terminated agreement. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction in settlement of amounts owed or that may be owed as royalty payments, and there was no public offering of securities.  Futuristic is an accredited investor.  No general solicitation or general advertising was made or done in connection with the issuance of the shares, and the shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.  Subsequently, the Company registered the resale of these shares in a registration statement filed with the SEC, which was declared effective September 19, 2007.

•
600,000 shares valued at $888,000 were issued in July 2007 to PFK Development Group, Ltd. (“PFK”) to settle amounts owed on past and future royalties. The Company has no continuing obligation to PFK under the terminated consulting agreement.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  PFK is an accredited investor.  These shares were issued pursuant to a privately negotiated settlement of an obligation of the Company.  In this transaction, there was no public offering of securities; no general solicitation or general advertising was made or done in connection with the issuance; and the shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

•
On February 2, 2007, the Company issued 160,000 shares to HGR Enterprises, LLC (“HGR”) valued at $196,800, in connection with the settlement of a lawsuit between HGR and Michael Sibbett on the one hand, and the Company and SecureAlert, Inc., on the other hand, and agreed to register the resale of those shares by HGR.  We also issued 40,000 shares valued at $51,600 to Liberty Capital, LLC for services in connection with settling the lawsuit.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction in settlement of litigation.  There was no public offering of these securities, and no general solicitation or general advertising was made or done in connection with the issuance.  The shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.  Subsequently, the Company registered the resale of these shares in a registration statement filed with the SEC, which was declared effective September 19, 2007.

Shares Issued Upon the Conversion of Preferred Stock

•
6,694,329 shares of common stock were issued upon conversion of the Company’s Series A Preferred stock from October 2006 through September 2007. Each share of Series A Preferred stock may be converted at the holder’s option at any time into 370 shares of common stock.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares of common stock were issued to individuals who were already security holders of the Company and were issued pursuant to the terms of the rights and preferences of the preferred class of securities being converted.  These shares were issued pursuant to a privately negotiated transaction.  There was no public offering of securities, and no general solicitation or general advertising was made or done in connection with the issuances.  No cash consideration was paid in connection with the conversion of the preferred stock.

•
351,824 shares of common stock were issued upon conversion of the Company’s Series B Preferred stock in November and December 2006.  Each share of Series B Preferred stock is convertible at any time into shares of common stock.  The number of shares of common stock into which each share of Series B Preferred stock may be converted is determined by dividing the original purchase price paid per share of Series B Preferred stock, namely $3.00, by the conversion price.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common shares were accredited investors and were already security holders of the Company.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuances, and no cash consideration was paid in connection with the conversion of the preferred stock.

•
17,293,463 shares of common stock were issued upon conversion of the Company’s Series C Preferred stock from January through March 2007.  The holders of the Series C Preferred stock converted those shares at a conversion rate of $1.68 per common share issued in the conversion.   These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares of common stock were issued to individuals who were already security holders of the Company.  These shares were issued pursuant to privately negotiated transactions.  There was no public offering of securities, no general solicitation or general advertising was made or done in connection with the issuances, and no consideration was paid in connection with the conversion of the preferred stock.

Shares Issued in Private Placements

•
In November 2006 and March 2007, 3,081,000 shares were issued for $6,162,000 in cash in a private placement of common stock and 7,189,000 common stock purchase warrants to five accredited investors who had previously invested in the Company.  Each investor paid $2.00 per share and received warrants to purchase common stock at an exercise price of $2.00 per share for five years.  Shares issued in this offering, including shares issuable upon the future exercise of warrants included in the offering were subject to registration rights.  A registration statement covering 3,000,000 such shares and 7,000,000 shares issuable under the warrants was subsequently filed by the Company and declared effective by the Securities and Exchange Commission on September 19, 2007.  The initial issuance of the shares of common stock and the warrants were done without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  Each investor signed a purchase agreement in which the investor made representations to the Company that included being an accredited investor, and purchasing for the investor’s own account and not with a view to distribute the shares.  These shares were issued pursuant to privately negotiated transactions.  There was no public offering of securities.  No general solicitation or general advertising was made or done in connection with the issuance, and the shares and warrants were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

Shares Issued Upon Exercise of Warrants

•
15,466,763 shares were issued upon the exercise of warrants between December 2006 and September 2007.  The exercise prices ranged from $0.40 to $1.85 per share.  The warrants had been granted in connection with services rendered to the Company.   These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to privately negotiated transactions with individuals and entities that had provided services to the Company.  There was no public offering of securities in connection with these issuances.  Additionally, no general solicitation or general advertising was made or done in connection with the issuance, and the shares issued upon exercise of the warrants were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.  Subsequently, the Company registered the resale of 2,767,043 of the shares in a registration statement filed with the SEC, which was declared effective September 19, 2007.

In addition to the information provided above, the Company notes that the recipients of the shares in the above transactions were current stockholders, affiliates, employees, or service providers to the Company.  Each had a pre-existing relationship with the Company, was provided with the information available in the Company’s public filings and, where indicated, represented itself to be an accredited investor.  The transactions described above did not involve any public solicitation or similar activity by the Company and each transaction was a private transaction in which the recipient was advised that the shares issued were restricted shares, not freely transferable, and subject to the restrictions against resale of federal and applicable state securities laws.  The certificates issued representing the shares in each case contained a restrictive legend, advising that the resale of the securities was subject to registration under the Securities Act or an exemption from the registration provisions of such act.  In entering into these transactions the Company relied on exemptions available for offers and sales of securities not involving a public offering, including, without limitation, the exemptions from the registration requirements provided under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder.

Subsequent to September 30, 2007, the Company entered into the following transactions involving the issuance of securities without registration under the Securities Act:

•
2,854,453 shares of common stock were issued upon the exercise of previously granted and outstanding stock options providing $2,800,700 in cash to the Company.  The options were exercised in October and November 2007.  The exercise prices ranged from $0.54 to $1.73 per share.  The options were granted to employees, officers, and directors of the Company pursuant to plans approved by the stockholders.

•	175,753 shares of common stock were issued for SecureAlert Series A Preferred stock.

•
15,000 shares of common stock were issued in October 2007 upon the conversion of RemoteMDx Series B Preferred stock by an accredited investor.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares of common stock were issued to an individual who was already a security holder of the Company.  These shares were issued pursuant to a privately negotiated transaction.  Additionally, there was no public offering of securities, no general solicitation or general advertising was made or done in connection with the issuances, and no consideration was paid in connection with the conversion of the preferred stock.

•	70,000 shares of common stock were issued for services rendered valued at $480,700.

•
Effective December 1, 2007, the Company entered into a purchase agreement to acquire 51% of the issued and outstanding capital stock of Midwest Monitoring & Surveillance, Inc. (“MM&S”) with, at the Company’s option, the right to acquire the remaining 49% of MM&S capital stock. The consideration for the initial purchase of 51% of the outstanding MM&S shares, which gave control of MM&S to the Company, was $3,400,000, consisting of $1,800,000 in notes payable and the balance through the issuance of 438,000 shares of the Company’s common stock.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares were issued in connection with a privately negotiated transaction with an entity of which the Company was acquiring a controlling interest.  There was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuance of these shares, and the shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

•
Effective December 1, 2007, the Company entered into a purchase agreement to acquire 51% of the issued and outstanding capital stock of Court Programs, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Florida (collectively, “Court Programs”) with, at the Company’s option, the right to acquire the remaining 49% of Court Programs capital stock.  The consideration for the initial purchase of 51% of the outstanding Court Programs shares, which gave control of Court Programs to the Company, was $1,145,500, consisting of $300,000 in a note payable and the balance through the issuance of 212,000 shares of the Company’s common stock.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares were issued in connection with a privately negotiated transaction with an entity of which the Company was acquiring a controlling interest.  There was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuance of these shares, and the shares were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

In addition to the information provided above, the Company notes that the recipients of the shares in the above transactions were current stockholders, affiliates, employees, or service providers to the Company.  Each had a pre-existing relationship with the Company, was provided with the information available in the Company’s public filings and, where indicated, represented itself to be an accredited investor.  The transactions described above did not involve any public solicitation or similar activity by the Company and each transaction was a private transaction in which the recipient was advised that the shares issued were restricted shares, not freely transferable, and subject to the restrictions against resale of federal and applicable state securities laws.  The certificates issued representing the shares in each case contained a restrictive legend, advising that the resale of the securities was subject to registration under the Securities Act or an exemption from the registration provisions of such act.  In entering into these transactions the Company relied on exemptions available for offers and sales of securities not involving a public offering, including, without limitation, the exemptions from the registration requirements provided under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, without limitation Regulation D.

Item 6.             Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.

THIS REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY REMOTEMDX TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY SECTION 21E OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY REMOTEMDX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  WHEN USED IN THIS REPORT, WORDS SUCH AS “BELIEVES,” “EXPECTS,” “INTENDS,” “PLANS,” “ANTICIPATES,” “ESTIMATES,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS” AND UNDER THE HEADING “CERTAIN SIGNIFICANT RISK FACTORS” BELOW.  THE COMPANY DISCLAIMS ANY OBLIGATION OR INTENTION TO UPDATE ANY FORWARD–LOOKING STATEMENT.

Introduction

The following Management’s Discussion and Analysis or Plan of Operation (“MD&A”) is intended to help the reader better understand RemoteMDx, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal year ended September 30, 2007 and the accompanying notes thereto contained in Item 7 of this Report. This introduction summarizes MD&A, which includes the following sections:

•	Overview - a general description of our business and the markets in which we operate; our objectives; our areas of focus; and challenges and risks of our business.
•	Recent Developments – a brief description of business developments occurring after the year ended September 30, 2007 and prior to the filing of this Report.
•
Results of Operations - an analysis of our Company’s consolidated results of operations for the last two fiscal years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•
Liquidity and Capital Resources - an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; an overview of financial position; and the impact of inflation and changing prices.

•	Critical Accounting Policies - a discussion of accounting policies that require critical judgments and estimates.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.

Overview

We market and sell patented wireless location technologies and related monitoring services, and develop, market, and sell security and monitoring services. The RemoteMDx products and monitoring services feature wireless products that utilize GPS and cellular technologies in conjunction with a monitoring center.  We have developed a tracking device, TrackerPAL, which is used to monitor convicted offenders in the criminal justice system.  We believe that our technologies and services will benefit the penal system as they allow law enforcement officials to respond immediately to potential criminal activity by persons on parole or probation or under house arrest or similar supervised release programs.  Law enforcement officials are able to use our services to monitor the location of offenders and parolees wearing the TrackerPAL product 24 hours a day, 7 days a week.

TrackerPAL – The TrackerPAL™ is designed for federal, state and local agencies to provide location tracking of select individuals in the criminal justice system.  The TrackerPAL fastens to the offender's ankle and can only be adjusted or removed without detection by a supervising officer through services provided by SecureAlert's PAL Monitoring Center (or other monitoring centers). The Company’s center acts as an important link between the offender and the supervising officer as PAL Operators constantly track and monitor the offender and initiate contact when the offender is in violation of any established restrictions.  Constructed from plastic, the TrackerPAL notifies the PAL Operator if any attempt is made to remove or otherwise tamper with the device.  The key features of the TrackerPAL are discussed in “Description of Business” on page 2 of this Report.

As of the date of this Report, according to a Bureau of Justice Statistics survey, it was estimated that 3.2% of the U.S. population, or approximately 6,900,000 people, are either incarcerated or on parole. The average cost of incarcerating an inmate is $65 per day. Because state and federal budgets are under great strain, alternatives to incarceration are seriously being considered by the judicial system. For less that 10% of the cost of incarceration, our TrackerPAL monitoring center and patented devices can monitor continuously and in real time the location of parolees.

In December 2006, during the first quarter of the year ended September 30, 2007, production units of the TrackerPAL became available and were introduced to the market.  Prior to that time, we had received expressions of interest from certain government entities and potential customers.  However, once we had products available to lease or sell, we were able to more aggressively market the products and to learn more about additional potential market opportunities.  During the year ended September 30, 2007, it became clear that while the market for parolee and offender tracking devices is large, it is a difficult market to penetrate for several reasons.  First, because tracking devices such as our TrackerPAL are still relatively new, many of the police, sheriff, and other government agencies do not yet have funds budgeted for this approach to offender tracking.  Additionally, many governmental entities are required to consider RFPs, or Requests for Proposals, from entities who wish to enter into business arrangements with such governmental entities.  Moreover, many of these governmental entities are slow to embrace new technologies.  Local and regional political issues, in which we likely are not involved, may also play a role in entering into contracts with such agencies.  In light of these and other factors, although we believe that the potential market for our products is large and continues to grow, we recognize that it will take time and effort for us to achieve the degree of market penetration we desire and believe possible.

Nevertheless, management believes that this market presents good opportunities for growth.  During 2007, we were able to obtain contracts with more than 300 agencies throughout the United States.  We believe that these contracts will benefit us in several ways.  First, we gain valuable experience in day-to-day operations and business dealings with these entities.  Moreover, we can use these agencies to show potential business contacts that we have a growing depth of experience in the industry, with proven results.  Additionally, we are able to review how our devices function in a wide variety of circumstances, which helps with our research and development in producing upgraded units and features where necessary or desired.

During fiscal 2007, in response to these market features, we restructured our sales force by introducing 16 highly trained territory account managers, placed throughout the United States, to follow-up on contacts and to market and sell our products and services.  The efforts of this expanded sales force have helped us focus our sales and draw on successes and experience from other regions.  Additionally, our sales force has been successful in identifying new market opportunities, agencies/customers, and RFP opportunities, where we can devote energy to obtain new customers and business opportunities.

Additionally, our business plan anticipates growth through monitoring revenues and acquisitions. To manage the planned growth, we will require capital, and there is no assurance we will be successful in obtaining necessary additional funding.  To be successful in implementing our business plan, we may need to raise additional capital to manage our anticipated growth. Our actual capital requirements likely will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities; the success of our development efforts; the cost and timing of establishing or expanding our sales, marketing and manufacturing activities; the extent to which our products gain market acceptance; our ability to establish and maintain collaborative relationships; competing technological and market developments; the progress of our commercialization efforts and the commercialization efforts of our marketing alliances; the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights; developments related to regulatory issues; the market price of our common stock; and other factors outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations.

We completed two acquisitions subsequent to September 30, 2007, which we believe will enable us to increase our revenues in target markets.  (See “Recent Developments,” below.)  Although acquisitions require the commitment of capital, both to consummate the acquisition as well as to integrate the acquired businesses, we believe that we will be able to integrate these entities and increase our revenues, although there can be no guarantee that revenues will increase as projected or anticipated.  As of the date of this Report, we did not have any additional acquisitions planned, although we continue to be open to exploring such opportunities.

The assimilation of these acquired entities is subject to uncertainties and risks.  There can be no assurance that we will successfully integrate these companies into our operations without incurring significant unanticipated costs or experiencing unexpected operational problems.  Some of the potential risks include:

•	Management of expanded inventory base
•	Control of operations that are more geographically diverse than our prior operations.
•	Collection of added customer accounts.
•	The need to secure additional operating and working capital.
•	The ability to reduce overhead costs and streamline operations.
•	Potential conflicts arising from the distribution of products or services from providers who are or may be competitors of the Company.
•	Availability of trained support personnel.

In summary, during the year ended September 30, 2007, we were able to sell or lease more than 10,424 devices into the market, which has helped us to establish a recurring revenue base.  We have worked to build our sales force and to identify new markets and opportunities.  We have entered into monitoring agreements with more than 300 law enforcement agencies throughout the United States.  We subsequently acquired two businesses to further our efforts to increase our reveunes and market development.  Although there can be no guarantee that we will be able to continue these efforts or be able to implement our business plan as anticipated, management believes that the Company is in a good position to move forward and continue the growth of the business and to take advantage of the market opportunities open to the Company.

Recent Developments

Following September 30, 2007, we entered into several material transactions that are not reflected in the results of operations for fiscal year 2007.  These included the following:

•	The sale of one patent for total consideration of $2,400,000; payment in full was received in January 2008.
•
The acquisition of 51% of the issued and outstanding capital stock of MM&S, together with the option, exercisable after January 1, 2009, and prior to March 31, 2009, to acquire the remaining 49% of MM&S capital stock. The consideration for the initial purchase of 51% of the outstanding MM&S shares was $3,468,780, consisting of $1,800,000 of cash and 438,000 shares of the Company’s common stock (valued at $3.81 per share, the quoted market value on the date of the transaction).  The RemoteMDx shares to be issued as part of the consideration for the MM&S shares were placed in escrow, and were subsequently released by the Company in March 2008.  See, “Recent Sales of Unregistered Securities” beginning on page 13, above.

•
The acquisition of Court Programs for $1,147,500, payable by delivery of a note payable of $300,000 and 212,000 shares of the Company’s common stock.  We also acquired an option to purchase the remaining outstanding shares of Court Programs on or before March 1, 2009.  See, “Recent Sales of Unregistered Securities” beginning on page 13, above.

•
RemoteMDx sold certain shares of common stock of Volu-Sol.  In addition, Volu-Sol issued shares of its common stock for cash and for services.  These transactions reduced RemoteMDx’s direct ownership in Volu-Sol to less than 50%.  The following table sets forth the beneficial ownership interest of RemoteMDx in Volu-Sol, as of the dates indicated:

	RemoteMDx Beneficial Ownership of Volu-Sol Reagents Corporation
As of Period Ended	Direct Ownership	Voting Control		Total Direct Ownership and Voting Control	Total Shares Issued and Outstanding	Percentage Beneficially Owned by RemoteMDx
September 30, 2007	5,833,333	0		5,833,333	11,170,833	52.2%
December 31, 2007	5,833,333	2,562,500	[1]	8,395,833	16,520,833	50.8%
March 31, 2008	2,833,333	5,562,500	[2]	8,395,833	17,965,277	46.7%
_______________

[1]	RemoteMDx retains voting control over these shares through an irrevocable proxy granted by the holders of record, who include directors, officers, and affiliates of the Company.
[2]	RemoteMDx retains voting control by irrevocable proxy granted by the holders identified in note 1, above, as well as Futuristic (3,000,000 shares).

Summary Financial Information

The following table summarizes our results of operations for the most recent two fiscal years.

	Year Ended September 30,
	2007	2006
Revenues	$7,270,540	$1,070,141
Cost of revenues	13,881,895	940,132
Gross profit (loss)	(6,611,355)	130,009
Research and development expenses	4,708,256	2,087,802
Selling, general and administrative expenses	16,116,535	16,025,373
Loss from operations	(27,436,146)	(17,983,166)
Other income (expense):
Gain on sale of intellectual property	2,400,000	-
Derivative valuation gain (loss)	-	629,308
Loss on revalued registration rights	(663,000)	-
Loss on sale of asset	(228,800)	-
Minority interest allocation	153,772	-
Interest and other income	602,176	97,190
Interest expense	(1,198,573)	(6,541,077)
Net loss	(26,370,571)	(23,797,745)

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Results of Operations

Revenues

During the fiscal year ended September 30, 2007, the Company had net revenues of $7,270,540 compared to net revenues of $1,070,141 for the fiscal year ended September 30, 2006, an increase of $6,200,399.  This increase is due primarily to increased revenues from the sale or lease of our TrackerPAL products and related monitoring services.  The first units were delivered during the first quarter of fiscal year 2007.  During the year ended September 30, 2007, our SecureAlert subsidiary provided net revenues of $6,615,209 compared to net revenues of $391,600 for the year ended September 30, 2006, an increase of approximately 1,589%.  These revenues consisted of $1,533,100 from the sale of offender tracking devices, $5,021,268 from monitoring services, and $60,841 from home and personal security systems. Net revenues from Volu-Sol for the fiscal year ended September 30, 2007, were $655,331 compared to $678,541 in fiscal year 2006, a decrease of approximately 3%. This decrease is due primarily to lower revenue from hematology product sales.

During the year ended September 30, 2007, the Company delivered TrackerPAL devices to distributors with a sales value of $1,300,000 that did not meet the requirements of EITF 00-21 and SAB 104 for revenue recognition.  This revenue has been deferred and will be recognized in future periods.

Cost of Revenues

During the fiscal year ended September 30, 2007, cost of revenues totaled $13,881,895, compared to cost of revenues in fiscal 2006 of $940,132.  This increase is due primarily to the increase in revenues of TrackerPAL, which revenues commenced in the first quarter of fiscal year 2007.  SecureAlert’s cost of revenues totaled $13,396,163, or 203%, of its revenues in 2007, compared to $569,664, or 145%, for fiscal 2006.  SecureAlert’s cost of revenues consisted of device costs of $2,957,787, monitoring center costs of $1,782,490, communication costs of $3,088,283, disposal of units of $472,132, commissions of $262,655, device enhancements of $194,704, home security and PERS costs of $139,162, royalty settlement expense of $2,767,010, amortization of $1,286,401, accessories of $80,904, and location and other costs of $364,635.  The disposal of units with a cost of $472,132 relates primarily to the water ingression and strap design problems experienced by the Company.  Reagents’ cost of revenues totaled $485,732 in fiscal 2007, compared to $370,468 for the year ended September 30, 2006, an increase of $115,264, or 31%, from the prior fiscal year.

As indicated above, $1,300,000 of device deliveries did not meet the requirements of EITF 00-21 and SAB104 for revenue recognition.  The corresponding cost of revenues is $952,341.  These costs will be recognized in future periods.

The Company had entered into two agreements requiring it to pay royalties on devices in service with customers.  During the year ended September 30, 2007, the Company terminated these agreements and settled past and future royalty obligations with these two entities for 1,788,520 shares of common stock valued at $2,647,010 and $120,000 in cash, for total consideration of $2,767,010.  The terms of each agreement and the termination thereof are discussed below.

Futuristic Medical Devices, LLC (“Futuristic”).  On January 8, 2007, the Company entered into an agreement with Futuristic under which the Company agreed to pay a royalty of $0.057 per day for each device in service with a customer through June 30, 2009.  On July 18, 2007, the Company and Futuristic terminated the agreement and settled all obligations.  In consideration of the termination of the agreement, the Company issued to Futuristic a total of 1,188,520 shares of common stock valued at $1,759,010, or $1.48 per share (based on the quoted market price of the Company’s common stock on that date).  Of the 1,188,520 shares of common stock issued, 88,520 were issued to settle royalty obligations incurred by the Company through July 18, 2007.  The remaining 1,100,000 shares of common stock were issued to settle future royalty obligations that may be owed by the Company.

PFK Development Group, Ltd. (“PFK”).  On February 1, 2006, the Company entered into a consulting agreement with PFK under which the Company agreed to pay a royalty of $0.10 per day for each device in service with a customer that PFK introduced to the Company through January 31, 2009.  On July 18, 2007, the Company and PFK terminated the agreement and settled all obligations thereunder.  The Company issued 600,000 shares of common stock valued at $888,000, or $1.48 per share (based on the quoted market price of the Company’s common stock on that date) and $120,000 in cash.

During the year ended September 30, 2007, we incurred amortization expense of $826,425 and communication expense of $2,266,627 for non-billable units.  A non-billable unit is a TrackerPAL device that did not generate any revenue for the period.  We have recorded these expenses as cost of revenues because the non-billable units do not directly meet the definition of research and development assets, they are not promotional assets, and they are not used by the Company for internal purposes.  Amortization is based on a three-year useful life for TrackerPAL devices.  Devices that are leased or remain in the Company’s possession because they have not been sold are amortized over three years.  The Company believes this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

Communication costs refer to the costs associated with Subscriber Identity Modules (“SIM”).  Embedded in each TrackerPAL device is a SIM, which enables the device to transfer voice and data information to a monitoring center.  We incur a monthly charge for each SIM, regardless of whether or not the associated device generates revenue because the SIM cards are ordered and inserted into devices before the devices are sold or leased.

Research and Development Expenses

During the fiscal year ended September 30, 2007, the Company incurred research and development expenses of $4,708,256 compared to similar expenses in 2006 totaling $2,087,802. This increase is due primarily to expenses associated with the development of the TrackerPAL device for the parolee market.  In addition, research and development expenses for the year ended September 30, 2007 include $1,454,784 in monitoring equipment disposed of that was initially used as test units and had served its useful life.  The Company does not expect to dispose of a significant number of test units in the future.  We expect research and development expenses to continue in the future due to ongoing research and development related to our TrackerPAL device and accessories.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2007, the Company’s selling, general and administrative expenses totaled $16,116,535, compared to $16,025,373 for the fiscal year ended September 30, 2006. This increase of $91,162 is the result of an increase in bad debt expense of $319,758, board of directors fees paid in shares of common stock valued at $110,000, depreciation of $355,568, insurance of $363,142, equipment lease expense of $156,439, payroll and payroll taxes of $1,337,032, rent of $85,671, telephone of $139,805, training of $71,161, travel of $592,058, and other selling, general and administrative expenses of $481,730.  These increases in selling, general and administrative expenses were offset, in part, by decreases in the following: consulting expense of $3,192,896, investment relations and banking fees of $411,934, legal fees of $114,538, and other selling, general and administrative expenses of $201,834.  Selling, general and administrative expenses of $16,116,535 for the year ended September 30, 2007 included $8,074,126 of non-cash expense primarily related to the issuance of warrants and shares to consultants for services provided to the Company.

Gain on Sale of Intellectual Property

During the fiscal year ended September 30, 2007, the Company sold three patents for a total of $2,400,000.  The patents are as follows:  Interference Structure for Emergency Response System Wristwatch (No. 6,366,538 issued on April 2, 2002), Emergency Phone for Automatically Summoning (No. 6,226,510 issued on May 1, 2001), and Panic Button Phone (No. 6,044,257 issued on March 28, 2000).

Other Income and Expense

For the fiscal year ended September 30, 2007, interest expense was $1,198,573, compared to $6,541,077 for fiscal year 2006. The $1,198,573 includes non-cash interest expense of approximately $396,019 related to amortization of deferred financing costs associated with warrants and shares of common stock issued for prepaid interest.

Net Loss

The Company had a net loss for the year ended September 30, 2007, totaling $26,370,571, compared to a net loss of $23,797,745 for fiscal year 2006.  This increase is due primarily to expenses associated with the development of the TrackerPAL device for parolees, and related increases in cost of revenues, selling, general and administrative expenses, and interest expense.

Liquidity and Capital Resources

September 30, 2007

The Company has not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2007, the Company funded its operating and investing activities through the sale of equity securities and the exercise of options and warrants, which provided approximately $18,100,000 in cash to the Company.  See “Recent Sales of Unregistered Securities,” on page 12 of this Report.  The cash provided by these transactions was used by the Company to (i) pay operating expenses, including the costs associated with its monitoring center, (ii) purchase TrackerPAL devices, (iii) pay down debt and accounts payable, including amounts owed on a line of credit and bank debt, and (iv) pay general and administrative expenses, including the salaries of employees, officers, and consultants of the Company and other expenses as described below.

At September 30, 2007, the Company had unrestricted cash of $5,556,275, compared to unrestricted cash of $5,872,529 at September 30, 2006. At September 30, 2007, the Company had working capital of $1,296,985, compared to working capital of $2,410,471 at September 30, 2006.  The decrease in working capital primarily resulted from the increase in our accounts payable balance at September 30, 2007.

During fiscal year 2007, the Company’s operating activities used cash of $14,172,509, compared to $11,397,627 of cash used in 2006.  The increase in cash used in operating activities during fiscal year 2007 was primarily due to the increase in communication costs of $2,719,343, and the increase in payroll and payroll taxes of $1,337,032.

Investing activities for the year ended September 30, 2007, used cash of $4,257,390, compared to $3,333,983 of cash used by investing activities in the year ended September 30, 2006.  The increase in cash used during fiscal year 2007 resulted primarily from the increase in purchases of monitoring equipment.  The Company purchased $3,684,216 and $2,241,800 of monitoring equipment during the years ended September 30, 2007 and 2006, respectively.  In addition, the Company purchased $573,174 and $1,093,690 of property and equipment during the years ended September 30, 2007 and 2006, respectively.

Financing activities for the year ended September 30, 2007, provided $18,113,645 of net cash compared to $20,188,103 of net cash for the year ended September 30, 2006.

The Company made net payments of $503,310 on a related-party line of credit and made dividend payments on SecureAlert Series A of $28,452.  Subsequent to September 30, 2007, the Company issued 175,753 shares of common stock for payment of dividends on the SecureAlert Series A Preferred stock accrued from January to June 2007.  The Company made payments of $366,126 on long and short-term notes payable during the year ended September 30, 2007.

In fiscal year 2007, the Company had proceeds from the issuance of the Company’s common stock of $6,162,000 and $1,550,000 from the issuance of Volu-Sol common stock.  In addition, the Company received $328,000 from the issuance of debt and $10,971,533 from the exercise of options and warrants.  We used the cash from these transactions to fund operating activities and purchase monitoring equipment.

During fiscal year 2007, the Company incurred a net loss of $26,370,571 and negative cash flows from operating activities of $14,172,509, compared to a net loss of $23,797,745 and negative cash flows from operating activities of $11,397,627 for the year ended September 30, 2006.  As of September 30, 2007, the Company’s working capital was $1,296,985 and the Company had stockholders’ equity of $1,277,868 and an accumulated deficit of $133,096,946.

Going Concern

The factors described above, as well as the risk factors set out elsewhere in this Report raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the leasing of the TrackerPAL product.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that the Company’s debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and would likely cease operations.

The following chart includes principal balances and interest rates applicable to borrowings (net of any applicable debt discounts) as of September 30, 2007.  See Note 17 of the financial statements for a complete discussion of financing transactions subsequent to September 30, 2007.

Description of Obligation	Annual Interest Rate	Maturity Date	Principal Balance as of 9/30/07
Advances from ADP Management	11%	August 31, 2009	$239,763	(1)
Note to Stockholder	5%	January 2004	84,838
Note to Stockholder	5%	January 2004	84,838
Bank Line of Credit	19.25%	March 1, 2008	3,858,985	(2)
Total			$4,268,424
______________________

(1)
By agreement dated August 19, 2004, ADP Management, an entity owned and controlled by Messrs. Derrick and Dalton, provided a $500,000 line of credit to the Company.  During the year ended September 30, 2007, borrowings on the line of credit increased by $195,214 due to a monthly management fee, that includes the salaries of Mr. Derrick and Mr. Dalton, owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company.  The Company made cash repayments to ADP Management during fiscal year 2007 totaling $503,310.  During the year ended September 30, 2007, the parties increased the amount available under the line of credit from $500,000 to $5,000,000, including any guarantees made by ADP Management. As consideration for increasing the size of the line, ADP Management was granted 500,000 restricted shares of the Company’s common stock and an increase in the annual interest rate from 5% to 11%.

(2)
As of September 30, 2007, the outstanding balance on the line of credit was $3,858,985.  The Company pays 8.25% interest to a bank and 11% to entities that provided and arranged for the letters of credit resulting in a total interest rate of 19.25%.

Contractual Obligations

The following table summarizes the Company’s outstanding borrowings and long-term contractual obligations at September 30, 2007, and the periods in which these obligations are scheduled to be paid in cash:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Notes payable	$4,268,424	$4,028,661	$239,763	$-	$-
Operating leases	704,253	398,858	270,823	34,572	-
Total	$4,972,677	$4,427,519	$510,586	$34,572	$-

Inflation

The Company does not believe inflation had a material adverse impact on its business or operating results during the periods presented nor is it expected to in the next year.

Critical Accounting Policies

In Note 2 to the audited financial statements for the fiscal year ended September 30, 2007 included in this Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

With respect to inventory reserves, revenue recognition, impairment of long-lived assets and allowance for doubtful accounts receivables, the Company applies the following critical accounting policies in the preparation of its financial statements:

Inventory Reserves

The nature of the Company’s business requires maintenance of sufficient inventory on hand at all times to meet the requirements of its customers. The Company records finished goods inventory at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market.  Raw materials are stated at the lower of cost (first-in, first-out method), or market.  General inventory reserves are maintained for the possible impairment of the inventory.  Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

•	Current inventory quantities on hand;
•	Product acceptance in the marketplace;
•	Customer demand;
•	Historical sales;
•	Forecast sales;
•	Product obsolescence; and
•	Technological innovations.

Any modifications to these estimates of reserves are reflected in cost of revenues within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition

The Company’s revenue has historically been from three sources: (i) monitoring services; (ii) monitoring device and other product sales; and (iii) sales of medical diagnostic stains.

Monitoring Services

Monitoring services include two components: (a) lease contracts in which the Company provides monitoring services and leases devices to distributors or end users and the Company retains ownership of the leased devices; and (b) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services.

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

Shipping and handling fees are included revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate the book value of an asset may not be recoverable.  An evaluation is made at each balance sheet date, to determine whether events and circumstances have occurred which indicate possible impairment. An estimate is made of future undiscounted net cash flows of the related asset or group of assets over its estimated remaining life in measuring whether the assets are recoverable. During the years ended September 30, 2007 and 2006, the Company disposed of $1,454,784 and $0, respectively, in monitoring equipment that was initially used as test units and had served its useful life.  This expense was classified as research and development expense.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.  SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

Effective October 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective method. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS No. 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS No. 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation.

For the year ended September 30, 2007, the Company calculated compensation expense of $900,664 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent to October 1, 2006, the fair value of each stock option grant has been and will be estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 320,000 stock options to employees during the year ended September 30, 2007.  The Company granted 3,170,000 to employees during the year ended September 30, 2006. The weighted average fair value of stock options at the date of grant during the year ended September 30, 2007 and 2006, was $1.43 and $0.55, respectively.

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

The following are the weighted-average assumptions used for options granted during the years ended September 30, 2007 and 2006, respectively:

	September 30, 2007	September 30, 2006

Risk free interest rate	4.57%	4.59%
Expected life	5 Years	5 Years
Cash dividend yield	-	-
Volatility	142%	129%

A summary of stock option activity for the year ended September 30, 2007, is presented below:
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at September 30, 2006	3,607,500	$0.63	3.63 Years	$5,567,276
Granted	320,000	1.58	4.53 Years	342,899
Exercised	(462,500)	1.06	2.93 Years	790,875
Forfeited	(100,000)	0.60	3.63 Years	217,000
Expired	(70,000)	1.46	2.26 Years	97,650
Outstanding at September 30, 2007	3,295,000	0.64	3.97 Years	7,015,700
Exercisable at September 30, 2007	1,140,000	0.69	3.98 Years	2,365,649

Prior to October 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB No. 25 and made pro forma disclosures required under SFAS No. 123.  Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per common share would have been adjusted to the proforma amounts below for the year ended September 30, 2006:

	September 30, 2006

Net loss applicable to common stockholders – as reported		$(24,440,257)

Add: intrinsic value of employee stock-based compensation		-
Deduct: total employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects		(1,400,148)

Net loss applicable to common stockholders– pro forma		$(25,840,405)
Basic and diluted net loss per common share – as reported	$	(0.44)
Basic and diluted net loss per common share – pro forma	$	(0.46)

Risk Factors

Caution Regarding Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company may from time to time make written or oral statements that are forward-looking, including statements contained in this Report and other filings with the Securities and Exchange Commission and in reports to our stockholders.  Such statements may, for example, express expectations or projections about future actions that we may take including restructuring or strategic initiatives or about developments beyond our control.  The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", “might,” “should,” “may,” “project,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements.  These statements are made on intention of management’s views and assumptions as of the time the statements are made, and we disclaim any obligation or intention to update these statements.  There can be no assurance however that our expectations will necessarily come to pass.  The factors that could materially affect future developments and performance include those set forth below.

The financial statements contained in our annual report on Form 10-KSB/A for the year ended September 30, 2007 have been prepared on the basis that the Company will continue as a going concern, notwithstanding the fact that its financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance the Company will ever be profitable. In fiscal year 2007, the Company incurred a net loss of $26,370,571, negative cash flows from operating activities of $14,172,509, and as of September 30, 2007 has an accumulated deficit of $133,096,946.

These factors, as well as the risk factors set out elsewhere in this Report raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the number of TrackerPAL devices in the market place from which we will generate monitoring service revenue.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay indebtedness.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and will likely cease operations.

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

Groups own or control a significant number of our outstanding shares.  Certain groups or persons associated with them beneficially own a substantial number of shares of our outstanding common stock.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support.  See Item 9 “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act,” and Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Our relationship with our majority stockholders presents potential conflicts of interest, which may result in decisions that favor them over our other shareholders.  Two of our principal beneficial owners and founders, David Derrick and James J. Dalton, provide management and financial services and assistance to the Company.  When their personal investment interests diverge from our interests, they and their affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these stockholders and their affiliated entities.

During the two most recent fiscal years the Company has been dependent upon certain major customers, the loss of which would adversely affect its results of operations and business condition. During fiscal year 2007, two customers accounted for more than 10% of revenues.  The loss of either of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability. We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product from us.

The Company also relies on significant suppliers for other key products and cellular access.  If the Company  does not renew these agreements when they expire it may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as it has in the past, which would reduce revenues and could adversely affect results of operations or financial condition. During the fall of 2001, the Company entered into a cellular switching access agreement under which it purchases substantially all of its cellular access requirements.  That agreement expired in 2004. However, the Company has entered into an agreement with a national cellular access company for these services. If any of these significant suppliers were to cease providing product or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

Our proposed business plan subjects our research, development and ultimate marketing activities to current and possibly to future government regulation. The cost of compliance or the failure to comply with this regulation could adversely affect our business, results of operations and financial condition. The products that our SecureAlert subsidiary currently distributes and sells are not subject to specific approvals from any governmental agency, although our products using cellular and GPS technologies must be manufactured in compliance with applicable rules and regulations of the Federal Communications Commission (“FCC”).  Products sold through our Volu-Sol subsidiary requires governmental clearance through the Federal Drug Administration (“FDA”) for all medical devices and drugs before they can be marketed in the United States.  Similar approvals are required from other regulatory agencies in most foreign countries.  The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials.  There can be no assurance that any future products developed by us that are subject to the FCC and FDA’s authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations that could delay, limit or prevent required regulatory approvals.  In addition, we may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FCC and FDA’s policy made during the period of product development and FCC and FDA’s regulatory review.  We may encounter similar delays in foreign countries.  Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if we obtain regulatory approval of a marketed product, our manufacturer and its manufacturing facility are subject to on-going regulation and inspections.  Discovery of previously unknown problems with a product, manufacturer or facility could result in FCC and/or FDA’s sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations.

We may also be required to comply with FCC and FDA’s regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing our products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If we, our management or our third-party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.

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

Many of the companies currently in the remote medical monitoring and diagnostic markets may have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals, and marketing than those available to us.  Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties.  Academic institutions, governmental agencies, and public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing in the medical diagnostic arena.  Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field.  Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.

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

Our business plan anticipates significant growth through monitoring revenues and acquisitions. To manage the expected growth the Company will require capital and there is no assurance it will be successful in obtaining necessary additional funding.  If we are successful in implementing our business plan, we may be required to raise additional capital to manage anticipated growth.  Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the number and type of clinical or other tests we may be required to conduct in seeking government or agency approval of these products, the success of our development efforts, the cost and timing of establishing or expanding our revenues, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to stockholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

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

Our success will also depend, in part, on our ability to avoid infringing the patent rights of others.  We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services.  Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities.  In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology.  If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all.  Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.  Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights.  If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail.  An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.

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

The existence of certain anti-dilution rights applicable to our Series B Preferred Stock might result in increased dilution inasmuch as the Company has offered and sold shares of common stock or securities convertible into shares of common stock at prices below the initial conversion rate of $3.00 per common share, unless those rights are waived.  The investors in our Series B preferred stock have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event we sell shares of common stock or securities convertible into common stock at a price below the original conversion price of $3.00 per share. We have issued shares and options to purchase shares to certain creditors to convert debt to equity at prices that are below the $3.00 conversion price. We have also issued promissory notes that are convertible into shares of common stock at conversion prices below the original Series B conversion price of $3.00. Certain holders of the Series B preferred stock have waived their right to receive the adjustment but there is no assurance that any holder of Series B preferred stock will waive those rights as to issuances of common stock.  Accordingly, we may be required to issue additional shares of common stock to comply with anti-dilution adjustments to the conversion rights of present or former preferred shareholders.  Any increase in the number of shares of common stock issued upon conversion of Series B preferred shares would compound the risks of dilution to existing stockholders.

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

The Company has and will continue to have significant future capital needs and there is no assurance it will be successful in obtaining necessary additional funding. We will be required to raise additional capital to fully implement our business plan.  Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the number and type of clinical or other tests we may be required to conduct in seeking government or agency approval of these products, the success of our development efforts, the cost and timing of establishing or expanding our sales, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to stockholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

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

Penny stock regulations may impose certain restrictions on marketability of the Company’s securities. The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, the common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell the Company’s securities in the secondary market and the price at which such purchasers can sell any such securities.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

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

Item 7.            Financial Statements

Our audited financial statements and associated notes are included and set forth on pages F-3 through F-45 immediately following page 54 of this Report.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  In our evaluation, we identified deficiencies that existed in the tracking of leased equipment, revenue recognition and expense classification, and design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be “material weaknesses.”  A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting relate to the failure to properly disclose equity transactions, tracking of leased equipment, revenue recognition and classification of expenses.  The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-KSB/A.  We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies.  Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on September 30, 2008. We plan to dedicate significant resources, including management time and effort, in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to develop and maintain an effective controls infrastructure at our Company.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our executive officers and directors as of September 30, 2007:

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

Robert Childers – Director

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

Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company is aware of the following untimely filings:

Mr. Derrick filed seven late Forms 4.
Mr. Dalton filed five late Forms 4.
Mr. McCall filed late Forms 3, 4, and 5.
Mr. Childers filed late Forms 3 and 4.
Mr. Hanlon filed a late Form 3.
Mr. Schafran filed a late Form 3.

The Board of Directors

Directors hold office until the next annual meeting of the stockholders and until their successors have been elected or appointed and duly qualified.  Executive officers are elected by the board of directors and hold office until their successors are elected or appointed and duly qualified.  Vacancies on the board which are created by the retirement, resignation or removal of a director may be filled by the vote of the remaining members of the board, with such new director serving the remainder of the term or until his successor shall be elected and qualify.

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

Compensation Committee

Subsequent to September 30, 2007, the Compensation Committee was restructured appointing Robert Childers, a director of the Company, as the head of the compensation committee.  In addition, Peter McCall and Larry Schafran serve as members of the Compensation Committee.  The Committee shall have responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Committee shall monitor the results of such policy to assure that the compensation payable to the Company’s executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders.

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

Code of Ethics

The Company has established a Code of Business Ethics that applies to its officers, directors and employees. The Code of Business Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  The Code of Business Ethics is attached as Exhibit 14 to this Annual Report on Form 10-KSB/A.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 10.          Executive Compensation

Compensation Discussion and Analysis

The following is a discussion of the Company’s program for compensation of its named executive officers and directors. As of September 30, 2007, the Company’s Compensation Committee had responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Committee monitors the results of such policy to assure that the compensation payable to the Company’s executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders.

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
•      health and dental insurance;
•      life insurance;
•      paid parking and auto reimbursement; and
•      Other de minimis benefits.

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

Messrs. Derrick and Dalton are paid a base salary of $240,000 per year.  The amount of the base salary was determined after negotiations between each of Messrs. Derrick and Dalton and the Company’s Compensation Committee.  Factors considered in determining the base salary included Messrs. Derrick and Dalton’s status as founders of the Company; their experience and length of service with the Company; their experience in the industries in which the Company operates; educational and work backgrounds; and reviews of sample salaries at companies of comparable size and industry.  The Compensation Committee also considered the fact that Messrs. Derrick and Dalton have provided and facilitated credit agreements and other financing for the Company.  The salary payable to Mr. Derrick and Mr. Dalton is paid by ADP Management out of amounts paid to ADP Management for consulting and other services.  See “Certain Relationships and Related Transactions and Director Independence” in this Report.

Messrs. Horrocks and Olshen are paid a base salary of $200,000 per year.  The amount of the base salary was determined after negotiations between each of Messrs. Horrocks and Olshen and the Company’s Compensation Committee.  Factors considered in determining Mr. Horrock’s base salary included his background in the industries in which the Company operates; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.  Factors considered in determining Mr. Olshen’s base salary included his background in sales and in the industries in which the Company operates; his background and experience with SecureAlert and other companies; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Mr. Acton receives a base salary of $100,000.  The amount of the base salary was determined after negotiations between Mr. Acton and the Company’s Compensation Committee.  Factors considered in determining Mr. Acton’s base salary included his background and experience as a certified public accountant; his experience working in the accounting industry with a national and international accounting firm; his background and experience with the Company and related entities; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Performance bonus and commissions

Bonuses are in large part based on Company performance.  The most important determining factors used to calculate the performance bonus for the Chief Executive Officer, President of the Company, President of SecureAlert, and Chief Financial Officer are based upon the terms outlined below:

The President of SecureAlert receives a performance bonus based upon the placement of activated TrackerPAL units in the market place.  The bonus is payable by the grant of options.  On May 18, 2006, the Board of Directors, in conjunction with the Compensation Committee, granted 1,000,000 options with an exercise price of $0.60 per share to Mr. Olshen.  The 1,000,000 options would be vested as follows:  25,000 vested immediately, 25,000 vest upon deployment of 5,000 devices, 50,000 vest upon deployment of an additional 5,000 devices, 100,000 vest upon deployment of an additional 5,000 devices, 100,000 vest upon deployment of an additional 5,000 devices, 200,000 vest upon deployment of an additional 10,000 devices, 200,000 vest upon deployment of an additional 10,000 devices, and 300,000 vest upon deployment of an additional 10,000 devices.  As of the date of this Report, 200,000 options had vested and had been exercised for cash proceeds to the Company of $120,000.  In addition, upon the successful deployment of 30,000 units, this compensation package will automatically renew with a new exercise price set at the then current fair market value.

The Chief Financial Officer also receives a performance bonus is based upon the placement of activated TrackerPAL units in the market place.  The bonus is payable by the grant of options.  On May 18, 2006, the Board of Directors, in conjunction with the Compensation Committee, granted 500,000 options with an exercise price of $0.60 per share to Mr. Acton.  The 500,000 options would vest as follows:  250,000 vest upon deployment of 3,500 devices, 125,000 vest upon deployment of a total of 20,000 devices, and 125,000 vest upon deployment of a total of 30,000 devices.  As of the date of this Report, 250,000 options had vested and had been exercised for cash proceeds to the Company of $150,000.  In addition, upon the successful deployment of 30,000 units, this compensation package will automatically renew with a new exercise price set at the then current fair market value.

Policy decisions to waive or modify performance goals have not been a significant factor to date in that there have not been contractual changes made other than the normal renewal or updating of contracts or compensation as would be expected as part of an annual review.

Stock options and stock awards

Stock ownership is provided to enable named executive officers and directors to participate in the success of the Company.  The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of stockholders of the Company.  Stock options and stock awards were approved by the Board of Directors and the Compensation Committee and are based, in part, upon the placement of activated TrackerPAL devices in the market place.  As noted above, bonuses may be issued in the form of stock options.

The Board of Directors approved the issuance of 1,500,000 options to each of Mr. Derrick and Mr. Dalton based upon the following:  1,000,000 shares once the Company has 10,000 billable devices; and another 500,000 shares once the Company has an additional 5,000 billable devices.  As of the date of this Report, those options had not been earned.

On August 29, 2007, the Board of Directors approved the issuance of 1,000,000 options to each of Mr. Derrick and Mr. Dalton with an exercise price of $2.15 per share for services to be rendered during the 2008 fiscal year end; therefore, the expense has been deferred and will be recorded in future periods.

Employee benefits

Several of the employee benefits for the named executive officers are selected to provide security for the named executive officers.  Most notably, insurance coverage for health, life, and liability are intended to provide a level of protection that will enable the named executive officers to function without having the distraction of having to manage undue risk.  The health insurance also provides access to preventative medical care which will help the named executive officers function at a high energy level and manage job related stress, and contribute to the overall well being of the named executive officers, all of which contribute to enhance job performance in the opinion of the Compensation Committee.

Other de minimis benefits

Other de minimis employee benefits such as cell phones, parking, and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

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

The following table summarizes the compensation paid to our Principal Executive Officer or “PEO” (David Derrick, our Chief Executive Officer and our two most highly compensated executive officers other than the PEO, as well as the presidents of our subsidiaries (collectively referred to in this Report as the “named executive officers”) for our two most recently completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Grants	Non-Equity Incentive Plan Compensation	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
David Derrick – CEO (1)	2007	$240,000	$ 0	$ 0	$ 441,461	$0	$94,370	$ 775,831
	2006	$240,000	$ 0	$321,428	$1,016,198	$0	$65,689	$1,643,315
Michael Acton – CFO (2)	2007	$100,000	$25,000	$ 0	$ 0	$0	$18,313	$ 143,313
	2006	$100,000	$25,000	$ 30,000	$ 274,685	$0	$17,030	$ 446,715
Jim Dalton – President of	2007	$240,000	$ 0	$ 0	$ 441,461	$0	$12,130	$ 693,591
RemoteMDx, Inc. (3)	2006	$240,000	$ 0	$321,428	$1,016,198	$0	$16,298	$1,593,924
Randy Olshen – President of	2007	$200,000	$ 0	$ 0	$ 0	$0	$14,353	$ 214,353
SecureAlert, Inc. (4)	2006	$149,000	$50,000	$ 0	$ 549,369	$0	$13,520	$ 761,889
G. Scott Horrocks –President of	2007	$200,000	$ 0	$ 0	$ 0	$0	$14,730	$ 214,730
Volu-Sol Reagents Corporation (5)	2006	$125,000	$ 0	$ 0	$ 0	$0	$ 3,380	$ 128,380

(1)
During the year ended September 30, 2007, the Company issued a 120-day option to purchase 1,500,000 shares of common stock to Mr. Derrick valued at $441,461 using the Black-Scholes option-pricing model.  Column (h) includes additional compensation for health, dental, life, and vision insurance paid on Mr. Derrick’s behalf by the Company.  In addition, country club dues are also included.  Amounts shown do not include consideration and fees paid to ADP Management in connection with a line of credit agreement.  See Item 12 “Certain Relationships and Related Transactions and Director Independence.”  During the year ended September 30, 2006, the Company issued 535,714 shares of common stock to Mr. Derrick valued at $321,428.  In addition, the Company granted the following warrants to Mr. Derrick:  500,000 warrants with an exercise price of $0.56 per share valued at $342,830, the remaining 1,250,000 of the 2,500,000 warrants with an exercise price of $0.54 per share vested for a value of $536,026, and 250,000 warrants with an exercise price of $0.60 per share valued at $137,342.

(2)
Mr. Acton received bonuses in the amount of $25,000. Column (h) includes additional compensation for health, dental, life, and vision insurance paid on Mr. Acton’s behalf by the Company.  During the year ended September 30, 2006, the Company issued 50,000 shares of common stock to Mr. Acton valued at $30,000. The Company granted Mr. Acton 500,000 options at $0.60 per share valued at $274,685.  The 500,000 options would vest as follows:  250,000 vest upon deployment of 3,500 devices, 125,000 vest upon deployment of a total of 20,000 devices, and 125,000 vest upon deployment of a total of 30,000 devices.  As of the date of this Report, 250,000 options had vested and had been exercised for cash proceeds to the Company of $150,000.  In addition, upon the successful deployment of 30,000 units, this compensation package will automatically renew with a new exercise price set at the then current fair market value.

(3)
During the year ended September 30, 2007, the Company issued a 120-day option to purchase 1,500,000 shares of common stock to Mr. Dalton valued at $441,461 using the Black-Scholes option pricing method. Column (h) includes additional compensation for health, dental, and vision insurance paid on Mr. Dalton’s behalf by the Company.  During the year ended September 30, 2006, the Company issued 535,714 shares of common stock to Mr. Dalton valued at $321,428.  In addition, the Company granted the following warrants to Mr. Dalton:  500,000 warrants with an exercise price of $0.56 per share valued at $342,830, the remaining 1,250,000 of the 2,500,000 warrants with an exercise price of $0.54 per share vested for a value of $536,026, and 250,000 warrants with an exercise price of $0.60 per share valued at $137,342.  Amounts shown do not include consideration and fees paid to ADP Management in connection with the credit line agreement.  See Item 12 “Certain Relationships and Related Transactions and Director Independence.”

(4)
Column (h) includes additional compensation for health, dental, and vision insurance paid on his behalf.  During the year ended September 30, 2006, the Company granted 1,000,000 options with an exercise price of $0.60 per share valued at $549,369.  As of September 30, 2007, 200,000 of these options were vested.

(5)	Column (h) includes amounts paid for health, dental, and vision insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

Options and Warrants Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Option and Warrants Exercise Price ($)	Option and Warrants Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Derrick	0 (1)	1,000,000	0	$2.15 (1)	8/28/2012 (1)	1,000,000	$620,000	1,000,000	$620,000
Michael Acton	350,000 (2)	250,000 (2)	250,000 (2)	$0.60 to $0.70 (2)	Various Dates (2)	250,000	$542,500	250,000	$542,500
Jim Dalton (3)	0 (1)	1,000,000	0	$2.15 (1)	8/28/2012 (1)	1,000,000	$620,000	1,000,000	$620,000
Randy Olshen (4)	200,000	800,000	800,000	$0.60	05/17/2011	800,000	1,736,000	800,000	1,736,000

___________________

Note: Market value is based on the fair market value of our common stock on September 30, 2007 in the amount of $2.77 per share.

1)      The following warrants issued to Mr. Derrick were outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Warrants	Vested	Unvested
David Derrick	8/29/2007	8/28/2012	$2.15	1,000,000	0	1,000,000
Totals				1,000,000	0	1,000,000

During the year ended September 30, 2007, Mr. Derrick exercised 6,386,155 warrants issued to him and an entity controlled by him providing $4,180,000 of cash to the Company.

2)      The following warrants issued to Mr. Acton were outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Warrants	Vested	Unvested
Michael Acton	8/25/2005	8/24/2010	$0.70	100,000	100,000	0
Michael Acton	5/18/2006	5/17/2011	$0.60	500,000	250,000	250,000
Totals				600,000	350,.000	250,000

Subsequent to September 30, 2007, Mr. Acton exercised 350,000 warrants providing $220,000 of cash to the Company.

3)      The following warrants issued to Mr. Dalton were outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Warrants	Vested	Unvested
James Dalton	8/29/2007	8/28/2012	$2.15	1,000,000	0	1,000,000
Totals				1,000,000	0	1,000,000

During the year ended September 30, 2007, Mr. Dalton exercised 6,386,155 warrants issued to him and an entity controlled by him providing $4,180,000 of cash to the Company.

4)      The following options issued to Mr. Olshen were outstanding as of September 30, 2007:

Name	Grant Date	Exp. Date	Exercise Price	# of Options	Vested	Unvested
Randy Olshen	5/18/2006	5/17/2011	$0.60	1,000,000	200,000	800,000
Totals				1,000,000	200,000	800,000

Subsequent to September 30, 2007, Mr. Olshen exercised 200,000 options providing $120,000 of cash to the Company.

Employment Agreements

We have no employment agreements with any executive officers at this time.  By agreement, however, the salaries of Mr. Derrick and Mr. Dalton are paid by ADP Management.  The Company pays ADP Management a management fee, which is used by ADP Management to offset the salaries paid to these two officers of the Company.

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

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 9/30/2007 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at 9/30/2007 ($) Exercisable/ Unexercisable (1)
David G. Derrick (2)	6,386,155	-	0/1,000,000	$0/$620,000
James J. Dalton (2)	6,386,155	-	0/1,000,000	$0/$620,000
Randy Olshen (3)	-	-	200,000/800,000	$434,000/$1,736,000
Michael G. Acton (4)	100,000	-	350,000/250,000	$749,500/$542,500
_____________

(1)	Value is based on the fair market value of our common stock on September 30, 2007, in the amount of $2.77 per share.

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

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 9/30/2007 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at 9/30/2007 ($) Exercisable/ Unexercisable (1)
David G. Derrick (2)	-	-	4,886,155/0	$6,954,925/$0
James J. Dalton (2)	-	-	4,886,155/0	$6,954,925/$0
Randy Olshen (3)	-	-	25,000/975,000	$34,570/$1,355,250
Bryan Dalton (4)	-	-	25,000/975,000	$34,570/$1,355,250
Michael G. Acton (5)	-	-	200,000/500,000	$274,000/$695,000
_______________

(1)	Value is based on the fair market value of our common stock on September 30, 2006 in the amount of $1.99 per share.

(2)
Mr. Derrick and Mr. Dalton hold 3,250,000 options with exercise prices ranging from $0.54 to $0.60 per share. In addition, 1,636,155 options ranging from $0.54 to $0.75 per share issued to ADP Management are included in both Mr. Derrick and Mr. Dalton’s options in the table above. See “Certain Relationships and Related Transactions.”

(3)	The exercise price of these options is $0.60 per share.

(4)	The exercise price of these options is $0.60 per share.

(5)	The exercise prices of these options range from $0.54 to $0.70 per share.

Director Compensation

The following table summarizes the compensation of the non-employee directors of the Company for the fiscal year ended September 30, 2007.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Warrants awards ($) (d)	Non-equity incentive plan compensation ($) (e)	All other compensation ($) (f)	Total ($) (g)
Peter McCall	$60,000	0	$78,372	$0	$0	$138,372
Robert Childers	$60,000	0	$156,744	$0	$0	$216,744
Larry G. Schafran	$60,000	0	$0	$0	$0	$60,000
David P. Hanlon	$60,000	0	$0	$0	$0	$60,000

Non-employee directors are paid $5,000 per month and receive an annual grant of options to acquire 50,000 shares of common stock for each completed year of service on the board.  We also reimburse the reasonable travel expenses of members for their attendance at the meetings of the board and meetings of the stockholders.  During the year ended September 30, 2007, the independent members of the Board of Directors received an additional 50,000 options at fair market value.

In August 2007, the Company granted 500,000 warrants to non-employee members of the Board of Directors for services to be rendered in fiscal year 2008.  The value for the warrants granted of $967,081 was deferred and will be amortized over the 2008 fiscal year. These warrants were not included in the table above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common	VATAS Holdings GmbH(1) Friedrichstrasse 95 10117 Berlin, Germany	17,678,926	13.96%

(1)	Includes 10,678,926 shares of common stock, and 7,000,000 shares issuable upon exercise of warrants.

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

Title of Class	Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common	David G. Derrick (1)	5,806,664	4.45%
	James Dalton (2)	5,718,387	4.38%
	Michael G. Acton (3)	800,507	*
	Peter McCall (4)	797,733	*
	Robert Childers (5)	1,068,657	*
	Larry Schafran (6)	157,800	*
	Randy Olshen	-	*
	David Hanlon	195,035	*
	Officers and Directors as a Group (8 persons) (7)	10,176,500	7.80%
________________

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

The 2006 RemoteMDx, Inc. Stock Incentive Plan

On July 10, 2006, the Board of Directors approved the 2006 RemoteMDx, Inc Stock Incentive Plan (“2006 Plan”). The stockholders approved the 2006 Plan on July 10, 2006. Under the 2006 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards and other incentives to our employees, officers and directors. The 2004 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the year ended September 30, 2007, 145,000 options were granted under this plan to employees.

Item 12.          Certain Relationships and Related Transactions and Director Independence

The following discussion summarizes transactions between the Company and related parties.

ADP Management Line of Credit Arrangement

As of September 30, 2007, the Company owed $239,763 to ADP Management, an entity owned and controlled by Mr. Derrick and Mr. Dalton, two of the Company’s officers and directors, under a line-of-credit agreement.  Outstanding amounts on the line of credit accrue interest at 11% and are due on August 31, 2009.  During the year ended September 30, 2007, the line of credit increased by $698,524 due to a monthly management fee, including Mr. Derrick and Mr. Dalton’s salary, owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company. The Company made cash repayments during the year totaling $503,311. During the year ended September 30, 2007, the Company increased the line of credit from $500,000 to $5,000,000, including any guarantees made by ADP Management.  As a result, ADP Management was granted 500,000 restricted shares of the Company’s common stock and an increase in the annual interest rate from 5% to 11%.

On March 6, 2007, the Board of Directors granted 1,500,000 options for 120 days to each of Mr. Derrick and Mr. Dalton with an exercise price of $1.30 per share.  These options were granted in connection with their assistance in providing the Company with additional capital.

Director Independence

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

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006)

9.01	Voting Trust Agreement (see Exhibit 10.24)
10.01	Distribution and Separation Agreement (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.03	1997 Transition Plan (incorporated by reference to the Company’s Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
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

10.19	Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005.
10.20	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007.
10.21	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007.
10.22	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007.
10.23	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007.
10.24	Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement.
10.25	Change in Terms Agreement between Citizen National Bank and the Company, dated March 14, 2008.
10.26	Statement of Work from Wireless Endeavors (a/k/a/ neXaira or Puracom), dated January 8, 2005.
10.27	Terms and Conditions of the agreement between Spectrum Design Solutions, Inc. and the Company, dated April 30, 2007.
10.28	Contract Agreement between Dyanmic Source Manufacturing and the Company, dated September 18, 2006.
10.29	Distribution Agreement between Electronic Monitoring Services Corporation and the Company, dated September 20, 2007.
10.30	Distribution Agreement between Security Investment Holdings, LLC and the Company, dated December 28, 2006.
14	Code of Business Conduct and Ethics (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

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

Tax Fees, Audit Related Fees, and All Other Fees

HBM has not provided any consulting services (including tax consulting and compliance services) or any financial information systems design and implementation services to the Company in fiscal years 2007 and 2006.

SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RemoteMDx, Inc.

By:	/s/ David G. Derrick
David G. Derrick, Chief Executive Officer

Dated: June 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Derrick	Director, Chairman, and	June 18, 2008
David G. Derrick	Chief Executive Officer
(principal executive officer)

/s/ James Dalton	Director, Vice Chairman, President	June 18, 2008
James Dalton

/s/ Peter McCall	Director	June 18, 2008
Peter McCall

/s/ Robert E. Childers	Director	June 18, 2008
Robert E. Childers

/s/ Larry G. Schafran	Director	June 18, 2008
Larry G. Schafran

/s/ David P. Hanlon	Director	June 18, 2008
David P. Hanlon

/s/ Michael G. Acton	Chief Financial Officer	June 18, 2008
Michael G. Acton	(principal accounting officer)

RemoteMDx, Inc. Consolidated Financial Statements (As Restated) September 30, 2007 and 2006

HANSEN, BARNETT & MAXWELL, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company Accounting Oversight Board
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
RemoteMDx, Inc.

We have audited the accompanying consolidated balance sheet as of September 30, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows of RemoteMDx, Inc. and subsidiaries, (collectively, the Company), for the years ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. and subsidiaries as of September 30, 2007 and the consolidated results of their operations and their cash flows for the years ended September 30, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the effects of correcting the deferral of certain revenue as of September 30, 2007 and the reclassification of expenses for the years ended September 30, 2007 and 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
June 17, 2008

RemoteMDx, Inc.
Consolidated Balance Sheet
September 30, 2007 (As Restated)

Assets

Current assets:
Cash	$5,556,275
Accounts receivable, net of allowance for doubtful accounts of $163,000	4,498,812
Inventories, net of reserve of $46,906 (note 2)	51,359
Receivables (note 3)	605,174
Prepaid expenses and other assets	318,195
Total current assets	11,029,815

Property and equipment, net of accumulated depreciation and amortization of $1,112,018 (note 2)	1,430,768
Monitoring equipment, net of accumulated depreciation of $1,388,515 (note 4)	3,739,474
Other assets	36,632

Total assets	$16,236,689

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Balance Sheet
September 30, 2007 (As Restated)
Continued

Liabilities and Stockholders’ Equity

Current liabilities:
Bank line of credit (note 6)	$3,858,985
Accounts payable	3,065,187
Accrued expenses (note 5)	1,026,068
Deferred revenue	1,314,247
Notes payable (note 8)	169,676
Dividends payable (note 9)	298,667
Total current liabilities	9,732,830

Long-term liabilities:
Related-party line of credit (note 7)	239,763
Total liabilities	9,972,593

SecureAlert Series A preferred stock (note 10)	3,590,000
Minority interest (note 11)	1,396,228
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized; 9,397,144
Shares designated; 10,602,856 shares undesignated.
Series A convertible preferred stock; 10% dividend,
not-voting non-participating; $0.0001 par value, $200 stated value;
40,000 shares designated; 19 shares issued and outstanding (aggregate liquidation preference of $314)	1
Series B convertible preferred stock; $0.0001 par value;
2,000,000 shares designated; 12,999 shares issued and
outstanding (aggregate liquidation preference of $38,997)	1
Series C convertible preferred stock; $0.0001 par value;
7,357,144 shares designated; no shares outstanding
(aggregate liquidation preference of $0)	-
Common stock, $0.0001 par value, 175,000,000 shares
authorized; 127,340,085 shares issued and outstanding	12,734
Additional paid-in capital	142,238,576
Deferred compensation	(7,468,998)
Subscriptions receivable	(407,500)
Accumulated deficit	(133,096,946)
Total stockholders’ equity	1,277,868

Total liabilities and stockholders’ equity	$16,236,689

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Operations
Years Ended September 30, 2007 and 2006 (As Restated)

	2007	2006
Revenues:
Products	$2,188,431	$678,541
Monitoring services	5,082,109	391,600
Total revenues	7,270,540	1,070,141
Cost of revenues:
Products	3,784,515	370,468
Monitoring services	10,097,380	569,664
Total cost of revenues	13,881,895	940,132

Gross margin (deficit)	(6,611,355)	130,009
Operating expenses:
Selling, general and administrative (including $8,074,126 and $8,453,840 of compensation expense paid in stock or stock option / warrants, respectively)	16,116,535	16,025,373
Research and development	4,708,256	2,087,802
Loss from operations	(27,436,146)	(17,983,166)

Other income (expense):
Derivative valuation gain	-	629,308
Gain on sale of intellectual property	2,400,000	-
Interest income	117,737	30,051
Interest expense (including $396,018 and $6,229,485 paid in stock and warrants, respectively)	(1,198,573)	(6,541,077)
Loss on revalued registration rights	(663,000)	-
Loss on sale of asset	(228,800)	-
Minority interest allocation	153,772	-
Other income	484,439	67,139
Net loss	(26,370,571)	(23,797,745)
Series A and C preferred stock dividends	(550,603)	(642,512)

Net loss applicable to common stockholders	$(26,921,174)	$(24,440,257)
Net loss per common share – basic and diluted	$(0.26)	$(0.44)
Weighted average common shares – basic and diluted	102,826,000	55,846,000

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2007 and 2006 (As Restated)

	Preferred Stock
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at October 1, 2005	26,007	$3	1,369,157	$137	-	-	45,129,042	$4,513

Issuance of common stock for:
Conversion of Series A Preferred stock	(10,843)	(1)	-	-	-	-	4,014,916	401
Conversion of Series B Preferred stock	-	-	(1,315,825)	(132)	-	-	7,171,380	717
Services	-	-	-	-	-	-	5,846,428	585
Cash	-	-	-	-	-	-	6,883,334	688
Debt and accrued interest	-	-	-	-	-	-	10,739,753	1,074
Exercise of options and warrants	-	-	-	-	-	-	350,000	35

Issuance of Series C Preferred Stock for:
Debt and accrued interest	-	-	-	-	617,352	62	-	-

Issuance of warrants for:
Debt	-	-	-	-	-	-	-	-
Services	-	-	-	-	-	-	-	-

Amortization of deferred consulting and financing fees	-	-	-	-	-	-	-	-

Issuance of RemoteMDx Series C Preferred stock for cash	-	-	-	-	4,739,788	474	-	-

Record beneficial conversion feature on notes	-	-	-	-	-	-	-	-

Issuance of Series A and C Preferred stock for dividends	2,146	-	-	-	175,226	17	-	-

Preferred stock dividend on SecureAlert Series A preferred stock	-	-	-	-	-	-	-	-

Subscriptions receivable	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-

Balance at September 30, 2006	17,310	$2	53,332	$5	5,532,366	$553	80,134,853	$8,013

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2007 and 2006 (As Restated)
Continued

	Additional Paid-in Capital	Deferred Financing and Consulting	Preferred Stock Subscriptions Receivable	Accumulated Deficit

Balance at October 1, 2005	$76,113,623	$(3,363,126)	$(504,900)	$(80,463,694)

Issuance of common stock for:
Conversion of Series A Preferred stock	(400)	-	-	-
Conversion of Series B Preferred stock	(586)	-	-	-
Services	3,983,022	(1,935,000)	-	-
Cash	7,909,312	-	-	-
Debt and accrued interest	6,855,629	(1,434,550)	-	-
Exercise of options and warrants	251,965	-	-	-

Issuance of Series C Preferred stock
Debt and accrued interest	1,037,090	-	-	-

Issuance of warrants for:
Debt	255,012	-	-	-
Services	5,108,869	(2,776,889)	-	-

Amortization of deferred consulting and financing fees	-	6,860,477	-	-

Issuance of Remote MDX Series C Preferred stock for cash	7,439,085	-	(1,712,565)	-

Record beneficial conversion feature on notes	2,786,364	-	-	(2,464,936)

Issuance of Series A and C Preferred stock for dividends	(18)	-	-	-

Preferred stock dividend on SecureAlert Series A Preferred stock	(20,877)	-	-	-

Subscriptions receivable	-	-	2,217,465	-

Net loss	-	-	-	(23,797,745)

Balance at September 30, 2006	$111,718,090	$(2,649,088)	$-	$(106,726,375)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2007 and 2006 (As Restated)
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

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2007 and 2006 (As Restated)
Continued

	Additional Paid- in Capital	Deferred Financing and Consulting	Preferred Stock Subscriptions Receivable	Accumulated Deficit

Balance at October 1, 2006	$111,718,090	$(2,649,088)	$-	$(106,726,375)

Issuance of common stock for:
Conversion of Series A Preferred stock	(668)	-	-	-
Conversion of Series B Preferred stock	(31)	-	-	-
Conversion of Series C Preferred stock	(1,153)	-	-	-
Registration rights penalty	662,925	-	-	-
Extension of related-party line of credit	799,950	(800,000)	-	-
Services	4,837,883	-	-	-
Cash	6,161,692	-	-	-
Exercise of options and warrants	11,377,486	-	(6,081,024)	-

Issuance of warrants for services	6,988,864	(4,970,162)	-	-

Amortization of deferred consulting and financing fees	-	950,252	-	-

Issuance of Series A and C Preferred Stock for dividends	(220)	-	-	-

Preferred stock dividends on SecureAlert Series A Preferred stock	(306,242)	-	-	-

Subscriptions receivable	-	-	5,673,524	-

Net loss	-	-	-	(26,370,571)

Balance at September 30, 2007	$142,238,576	$(7,468,998)	$(407,500)	$(133,096,946)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2007 and 2006 (As Restated)

	2007	2006
Cash flows from operating activities:
Net loss	$(26,370,571)	$(23,797,745)
Adjustments to reconcile net loss to net cash used in operating operating activities:
Depreciation and amortization	2,067,421	231,982
Registration payment arrangement expense	663,000	-
Amortization of debt discount	-	1,223,092
Amortization of deferred consulting and financing services	950,252	6,826,077
Amortization of interest expense related to debt	-	1,809,643
Beneficial conversion feature recorded as interest expense	-	321,429
Derivative liability valuation	-	(629,308)
Common stock issued for services	4,641,390	2,048,606
Common stock issued to settle lawsuit	196,800	-
Common stock issued for interest	-	88,100
Common stock options and warrants issued to board of directors	235,116	-
Options and warrants issued to consultants for services	900,664	2,366,378
Options and warrants issued to related party for services	882,922	-
Impairment of monitoring equipment	1,454,784	-
Interest income on restricted cash	-	5,628
Increase in related-party line of credit for services	698,524	662,007
Loss on sale of receivable	228,800	-
Minority interest in net loss	(153,772)	-
Change in operating assets and liabilities:
Accounts receivable	(4,498,184)	(132,647)
Interest receivable	14,026	(15,604)
Inventories	(964,424)	7,300
Prepaid expenses and other assets	1,594,090	(2,476,280)
Accounts payable	1,369,022	338,880
Accrued liabilities	621,201	(275,443)
Deferred revenues	1,296,430	278
Net cash used in operating activities	(14,172,509)	(11,397,627)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2007 and 2006 (As Restated)
Continued

	2007	2006

Cash flows from investing activities:
Purchase of property and equipment	$(573,174)	$(1,093,690)
Net purchases of monitoring equipment	(3,684,216)	(2,241,800)
Proceeds from the disposal of fixed assets	-	1,507
Net cash used in investing activities	(4,257,390)	(3,333,983)

Cash flows from financing activities:
Payments on a related-party line of credit	(503,310)	(635,073)
Payments of SecureAlert Series A dividends	(28,452)	-
Payments on a bank line of credit	(366,126)	(3,952)
Proceeds from bank line of credit	328,000	3,900,640
Decrease in subscriptions receivable	-	504,900
Payment on notes payable	-	(2,043,623)
Proceeds from the exercise of options and warrants	10,971,533	252,000
Proceeds from note payable	-	517,500
Proceeds from the issuance of SecureAlert Series A Preferred stock	-	600,000
Proceeds from the issuance of Series C Preferred stock	-	7,439,558
Proceeds from issuance of debt	-	1,746,153
Proceeds from the issuance of subsidiary common stock	1,550,000	-
Proceeds from sale of common stock	6,162,000	7,910,000
Net cash provided by financing activities	18,113,645	20,188,103

Net increase (decrease) in cash	(316,254)	5,456,493

Cash, beginning of year	5,872,529	416,036
Cash, end of year	$5,556,275	$5,872,529

Supplemental Cash Flow Information:
	2007	2006

Cash paid for interest	$802,554	$311,592

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2007 and 2006 (As Restated)
Continued

	2007	2006
Supplemental schedule of non-cash investing and financing activities:

Issuance of 6,694,329 and 4,014,916 common shares, respectively, in exchange for 18,093 and 10,843 shares of Series A Preferred stock, respectively	$670	$401

Issuance of 351,824 and 7,171,380 common shares, respectively, in exchange for 40,333 and 1,315,825 shares of Series B Preferred stock, respectively	35	717

Issuance of 17,293,463 and zero common shares, respectively, in exchange for 5,764,488 and zero shares of Series C Preferred stock, respectively	1,729	-

Issuance of 500,000 and 4,057,500 common shares, respectively, for deferred consulting and financing services	800,000	3,369,550

Preferred Series A and C stock dividends	550,603	642,512

SecureAlert Series A Preferred stock dividends accrued	298,667	20,877

Notes payable and accrued interest converted into zero and 7,586,299 shares of common stock, respectively	-	2,671,653

Notes payable and accrued interest converted into zero and 736,400 shares of Series C Preferred stock, respectively	-	1,037,152

Series B and C debentures converted into zero and 2,030,184 shares of common stock, respectively	-	913,583

Issuance of zero and 400,000 common shares, respectively, for establishing letters of credit to secure a line of credit	-	656,000

Issuance of 280,000 and zero shares of common stock, respectively, from the increase in subscriptions receivable	407,500	-

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

1.	Organization and Nature of Operations
Explanatory Note – Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements as of September 30, 2007 and for the years ended September 2007 and 2006 for the following reasons:

1)
The Company reviewed its existing contracts for compliance with its revenue recognition policies.  After reviewing its existing contracts, the Company determined that $1,300,000 of revenues previously recorded for the year ended September 30, 2007 did not meet the requirements of SAB 104 or EITF 00-21. The Company has recorded the $1,300,000 as deferred revenue as of September 30, 2007, and will recognize this amount as revenue in future periods.  The associated cost of revenues of $952,341 was also deferred as of September 30, 2007, and will be recognized in future periods.

2)
For the year ended September 30, 2007, the Company previously reported amortization expense of $826,425 and communication expenses of $2,266,627 for non-billable units as selling, general and administrative expenses. A non-billable monitoring unit is a TrackerPAL device that did not generate any monitoring service revenue for the respective period.  Upon further review, the Company was unable to identify any accounting pronouncements specifying the appropriate classification of these expenses in the statement of operations.  Therefore, the Company looked to general practices of similar companies and determined to reclassify these expenses to cost of revenues.  The Company believes this reclassification is appropriate because the non-billable monitoring units do not directly meet the definition of research and development assets, they are not promotional assets, and they are not used by the Company for internal purposes.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

1.	Organization and Nature of Operations Continued	3)
During the year ended September 30, 2007, the Company entered into settlement agreements with two entities to terminate two existing royalty agreements.  The settlement expense totaling $2,767,010 for the two contracts comprised of $1,759,010 previously reflected as a royalty settlement expense and $1,008,000 previously reflected as an operating expense in the consolidated statement of operations for the year ended September 30, 2007.  The Company was unable to identify any accounting pronouncements specifying appropriate classification of these expenses in the statement of operations.  Therefore, the Company looked to general practices of similar companies and determined to reclassify these expenses to cost of revenues.  The Company believes this reclassification is appropriate because the $2,767,010 of settlement expenses do not directly meet the definition of research and development expenses, they are not promotional expenses, and they are not general or administrative expenses.

The effects of the restatement as of September 30, 2007 and for the years ended September 30, 2007 and 2006 is as follows:

	Previously Reported	As Restated

Balance Sheet Items - 2007:
Monitoring equipment, net of accumulated depreciation	$2,787,133	$3,739,474
Total assets	15,284,348	16,236,689
Deferred revenue	14,247	1,314,247
Total current liabilities	8,432,830	9,732,830
Total liabilities	8,672,593	9,972,593
Accumulated deficit	(132,749,287)	(133,096,946)
Total stockholders’ equity	1,625,527	1,277,868
Total liabilities and Stockholders’ equity	15,284,348	16,236,689

Statement of Operations Items - 2007:
Revenues	8,570,540	7,270,540

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

	Previously Reported	As Restated
Cost of revenues	$8,974,174	$13,881,895
Selling, general and administrative expenses	20,217,587	16,116,535
Royalty settlement expense	1,759,010	-
Net loss	(26,022,912)	(26,370,571)
Net loss attributable to common stockholders	(26,573,515)	(26,921,174)
Net loss per common share
- basic and diluted	(0.26)	(0.26)

Statement of Cashflows Items- 2007:
Net loss	(26,022,912)	(26,370,571)
Inventories	(12,083)	(964,424)
Deferred revenues	(3,570)	1,296,430

Background
RemoteMDx, Inc., was originally incorporated in Utah in July 1995 under the name Volu-Sol, Inc. ("Volu-Sol").  Effective July 27, 2001, Volu-Sol changed its name to RemoteMDx, Inc. RemoteMDx, Inc. and its subsidiaries are collectively referred to as the "Company."

Historically, the Company's strategy was to capitalize on the global medical diagnostic industry by providing "building block" stains and reagents. Although the Company continues to conduct its medical stains and solutions business, over the past three years, management has begun to pursue a more expanded role engaging in the business of manufacturing and marketing mobile emergency and personal security systems, and tracking devices used to monitor convicted offenders in the criminal justice system. The Company's revenues for the year ended September 30, 2007, were generated primarily from the sale, lease and monitoring of parolee tracking devices, and secondarily from the sale of medical stains and reagents.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

1.	Organization and Nature of Operations Continued
Going Concern
The Company has incurred recurring net losses and negative cash flows from operating activities for the years ended September 30, 2007 and 2006.  In addition, the Company has an accumulated deficit of $133,096,946 as of September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to continue as a going concern, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the exercise of warrants and expanding its market for its tracking products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

2.	Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc. and its subsidiaries, Volu-Sol Reagents Corporation and SecureAlert, Inc. (collectively, the “Company”)  All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Statements
The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, accounts payable, accrued liabilities, and other debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments.  The carrying amounts of the Company’s debt obligations approximate fair value as the interest rates approximate market interest rates.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant Accounting Policies Continued	Concentration of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Accordingly, the Company performs ongoing credit evaluations of its customers' financial condition.

Based upon the expected collectability of its accounts receivable, the Company maintains an allowance for doubtful accounts receivable.

The Company had revenues from entities which represent more than 10% of the Company’s total revenues as follows for the years ended September 30:

	2007	2006
Company A	$3,229,760	$-
Company B	928,800	-
Company C	-	228,437

Cash Equivalents Cash equivalents consist of investments with original maturities to the Company of three months or less.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when cash is received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms.  Interest income is not recorded on trade receivables that are past due, unless that interest is collected.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant Accounting Policies	Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Substantially all items included in inventory are finished goods and consist of the following:

Continued
Reagent stains	$98,265
Reserve for inventory obsolescence	(46,906)
Net inventory	$51,359

General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

·	Current inventory quantities on hand;
·	Product acceptance in the marketplace;
·	Customer demand;
·	Historical sales;
·	Forecast sales;
·	Product obsolescence; and
·	Technological innovations.

Any modifications to these estimates of reserves are reflected in cost of revenues within the statement of operations during the period in which such modifications are determined necessary by management.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically tnhree to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Expenditures for maintenance and repairs are expensed while renewals and improvements are capitalized.  When property and equipment are disposed of, any gains or losses are included in the results of operations.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of	Property and equipment consisted of the following as of September 30, 2007:
Significant
Accounting	Equipment	$1,453,661
Policies	Tooling and dies	500,683
Continued	Leasehold improvements	358,029
	Furniture and fixtures	230,413
		2,542,786
	Accumulated depreciation	(1,112,018)

		$1,430,768

Depreciation expense for the years ended September 30, 20007 and 2006, was $485,436 and $129,868, respectively.

Impairment of Long-Lived Assets and Goodwill
The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually, The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the years ended September 30, 2007 and 2006, the Company disposed of $1,454,784 and $0, respectively, in monitoring equipment that was initially used as test units and had served its useful life.  This expense was recorded as research and development expense.

Revenue Recognition The Company’s revenue has historically been from three sources: (i) monitoring services; (ii) monitoring device and other product sales; and (iii) medical diagnostic stains sales.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant Accounting Policies Continued
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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant Accounting Policies Continued
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

Other Matters
The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due.  Normal payment terms for the sale of monitoring services are 30 days, and normal payment terms for device sales are between 120 and 180 days.  The Company sells its devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Distributors have no price protection or stock protection rights with respect to devices sold to them by the Company.  Generally, title and risk of loss pass to the buyer upon delivery of the devices. The collection terms for the diagnostic stains and reagent product sales are net 30 days.  The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant Accounting Policies Continued
Shipping and handling fees are included in net revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both 2007 and 2006 were for the development of SecureAlert’s TrackerPAL device and associated services. For the years ended September 30, 2007 and 2006, research and development expenses were $4,708,256 and $2,087,802, respectively. Included in the $4,708,256 in research and development for the year ended September 30, 2007, is $1,454,784 in monitoring equipment disposed of during the year that was initially used as test units and had served its useful life.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expense for the years ended September 30, 2007 and 2006, was $155,981 and $118,300, respectively.

Stock-Based Compensation
Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, using the modified prospective method. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.

SFAS No. 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS No. 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of	Listed below is the SFAS No. 123 disclosure table for the year ended September 30, 2006:
Significant
Accounting Policies		September 30, 2006
Continued	Net loss applicable to common stockholders – as reported	$(24,440,257)

	Add: intrinsic value of employee stock-based compensation	-
	Deduct: total employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,400,148)

	Net loss applicable to common stockholders – pro forma	$(25,840,405)

	Basic and diluted net loss per common share – as reported	$(.44)
	Basic and diluted net loss per common share – pro forma	$(.46)

For the year ended September 30, 2007, the Company calculated compensation expense of $900,664 related to the vesting of previously granted stock options and additional options granted during the period.

For options granted subsequent to October 1, 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 320,000 and 3,140,000 stock options to employees during the years ended September 30, 2007 and 2006, respectively.  The weighted average fair value of stock options at the date of grant during the year ended September 30, 2007 and 2006, was $1.43 and $0.76, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant	The following are the weighted-average assumptions used for options granted during the years ended September 30, 2007 and 2006, respectively:
Accounting
Policies Continued		Years Ended September 30,
		2007	2006

	Expected cash dividend yield	-	-
	Expected stock price volatility	142%	129%
	Risk-free interest rate	4.57%	4.59%
	Expected life of options	5 years	5years

A summary of stock option activity for the year ended September 30, 2007, is presented below:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at September 30, 2006	3,607,500	$0.63
Granted	320,000	1.58
Exercised	(462,500)	1.06
Forfeited	(100,000)	0.60
Expired	(70,000)	1.46
Outstanding at September 30, 2007	3,295,000	0.64	3.97 Years	$7,015,700
Exercisable at September 30, 2007	1,140,000	0.69	3.98 Years	2,365,649

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant Accounting Policies Continued
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

Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2007 and 2006, there were 19,029,546 and 45,132,452 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

2.	Summary of Significant Accounting Policies Continued	In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

3.	Receivables	As of September 30, 2007, the Company had $605,174 in receivables. Of this amount, $601,578 resulted from the sale of three patents for a total of $2,400,000. A description of each patent sold is shown below:

Patent Title	Patent Number	Issue Date

Interference Structure for Emergency Response System Wristwatch	6,366,538	4/2/02

Emergency Phone for Automatically Summoning	6,226,510	5/1/01

Panic Button Phone	6,044,257	3/28/00

As of September 30, 2007, the Company had received $1,800,000 of the sales price in cash and the remaining $601,578 is reflected as a note receivable, which includes accrued interest of $1,578.  The note is due on March 15, 2008, and bears interest at 6% per annum.

4.	Monitoring	Monitoring equipment at September 30, 2007, is as follows:
Equipment
Monitoring equipment	$5,127,989
Less accumulated depreciation	(1,388,515)
Monitoring Equipment, net	$3,739,474

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  During the year ended September 30, 2007, the Company had sold or leased 10,424 TrackerPAL devices.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

4.	Monitoring Equipment Continued	As of September 30, 2007, the Company had monitoring equipment totaling $952,341 which has been sold to customers and is located at customer’s premises, but because the earnings process is not complete the associated revenue has been deferred. The Company does not continue to depreciate monitoring equipment that has been sold to customers.

Amortization expense for the years ended September 30, 2007 and 2006, was $1,581,985 and $102,114, respectively.

5.	Accrued	Accrued expenses consisted of the following as of September 30, 2007:
Expenses
Accrued payroll and payroll taxes	$282,350
Accrued communication costs	234,448
Accrued legal expenses	146,000
Accrued board of directors fees	145,000
Accrued manufacturing costs	79,415
Accrued interest	77,940
Accrued bonuses	30,000
Accrued commissions and other costs	30,915
Total accrued expenses	$1,026,068

6.	Bank Line of Credit	During the year ended September 30, 2007, the Company had a $4,000,000 line of credit with a bank. The interest rate is 8.25% and the line of credit matures on March 1, 2008. The line of credit is secured by letters of credit for a total of $4,000,000 and SecureAlert’s assets including TrackerPAL products. This line of credit can be expanded up to $10,000,000 under certain terms and conditions. The letters of credit were provided as collateral by four unrelated entities. The entities received a total of 400,000 shares valued at $240,000 of the Company’s common stock and were reimbursed $40,000 in cash for expenses related to establishing the letters of credit. In addition, the Company pays 11% annual interest rate, paid monthly, on the line of credit to the entities that provided the letters of credit. As of September 30, 2007, the outstanding balance of the line of credit was $3,858,985 and was due and payable on March 1, 2008.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

7.	Related Party Transactions	The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related Party Advances Payable
As of September 30, 2007, the Company owed $239,763 to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, Mr. Derrick and Mr. Dalton, under a line-of-credit agreement.  Outstanding amounts on the line of credit accrue at 11% and are due on August 31, 2009.  During the year ended September 30, 2007, the Company increased the line of credit from $500,000 to $5,000,000, including any guarantees made by ADP Management.  As a result, ADP Management was granted 500,000 restricted shares of the Company’s common stock and an increase in the annual interest rate from 5% to 11%.

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

The ADP Management agreement also requires ADP Management to pay the salaries of Mr. Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company and Mr. Dalton as president and Vice-Chairman of the Board of Directors of the Company.  The Board of Directors, which at the time did not include either of these individuals, approved both of these arrangements.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

8.	Notes Payable	As of September 30, 2007, the Company had unsecured notes of $169,676 payable to former SecureAlert stockholders, with interest at 5%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.

The following schedule shows the principal payments due under the Company’s bank line of credit, related-party line of credit and notes payable as of September 30, 2007:

Years Ending September 30:	Amount
2008	$4,028,661
2009	-
2010	239,763

Total	$4,268,424

9.	Preferred Stock	The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

Series A 10 % Convertible Non-Voting Preferred Stock
The Company has designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred stock ("Series A Preferred stock"). As of September 30, 2007, there were 19 shares of Series A Preferred Stock outstanding, which represent 7,178 common stock equivalents at a conversion rate of 370 for 1.

Dividends
The remaining holder of the Series A Preferred stock, is entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash, additional shares of Series A Preferred stock, or common shares of RemoteMDx at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance to the holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set.  During the years ended September 30, 2007 and 2006, the Company recorded $160,638 and $348,133 in dividends on Series A Preferred stock, respectively.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

9.	Preferred Stock Continued
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

Voting Rights and Liquidation Preference
The holders of Series A Preferred stock have no voting rights and are entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133%.

Optional Redemption
The Company may, at its option, redeem up to two-thirds of the total   number of shares of Series A Preferred stock at any time. As of September 30, 2007, the redemption price was 133% of the conversion price of Series A Preferred stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred stock called for redemption by the Company. Through September 30, 2007, the Company has not exercised its option to redeem shares of Series A Preferred stock.

Issuances of Series A Preferred Stock
During the years ended September 30, 2007 and 2006, the Company had recorded and issued 802 and 2,146 shares, respectively, of Series A Preferred stock for payment of Series A accrued dividends.

Series B Convertible Preferred Stock
On June 7, 2001, the holders of the Company's Series A Preferred stock approved the designation of 2,000,000 shares of a preferred stock, the Series B Convertible Preferred stock ("Series B Preferred stock") previously approved by the Board of Directors.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

9.	Preferred Stock Continued
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

Series C Convertible Preferred Stock
The Company has designated 7,357,144 shares of preferred stock as Series C Convertible Preferred stock, $.0001 par value per share.  During the year ended September 30, 2006, the Company issued 5,357,143 shares of Series C Preferred stock for $7,439,558 in cash and $1,037,152 from conversion of debt and accrued interest.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

9.	Preferred Stock Continued
Convertibility
One share of Series C Preferred stock is convertible into three shares of the Company’s common stock, subject to adjustments. During the year ended September 30, 2007, the holders of Series C Preferred stock converted 5,764,488 shares of Series C Preferred stock into 17,293,463 shares of common stock.

Dividends
The stock has an 8% dividend that may be paid in cash or additional shares of Series C Preferred stock at the option of the Company.  During the years ended September 30, 2007 and 2006, the Company recorded $389,965 and $294,379 in dividends on Series C Preferred stock, respectively.  For the years ended September 30, 2007 and 2006, the Company issued 232,122 and 175,226 shares, respectively of Series C Preferred stock for dividends.

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

During the year ended September 30, 2007, the Company sent out a letter to all Series C Preferred stockholders giving them notice to redeem all Series C Preferred stock.  The holders were required to convert their shares of Series C Preferred stock into common stock or redeem them for $4 per share.  During the year ended September 30, 2007, 5,764,488 shares of Series C Preferred shares converted into 17,293,463 shares of common stock.  As of September 30, 2007, there were no shares of Series C Preferred stock outstanding.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

10.	SecureAlert Preferred Stock
SecureAlert, Inc. Series A Preferred Shares
During the year ended September 30, 2007, and pursuant to Board of Directors approval, the Company amended the articles of incorporation of its subsidiary, SecureAlert, Inc. to establish 3,590,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred stock (“SecureAlert Series A Preferred stock”).

Dividends
The holders of shares of SecureAlert Series A Preferred stock shall be entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of SecureAlert, at the rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,386,000 ($1.54 x 90 days x 10,000 contracts) or $0.386 per share of SecureAlert Series A Preferred stock.  In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50.  Dividends will be paid in cash to the holders of record of shares of SecureAlert Series A Preferred stock as they appear on the books and records of SecureAlert on such record dates not less than ten (10) days nor more than sixty (60) days preceding the payment dates thereof, as may be fixed by the Board of Directors of the Company.

During the years ended September 30, 2007 and 2006, the Company recorded $306,242 and $20,877 in dividends on SecureAlert Series A Preferred stock.

Convertibility
As a group, all SecureAlert Series A Preferred stock may be converted at the holder’s option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

10.	SecureAlert Preferred Stock Continued
As of September 30, 2007, the total outstanding SecureAlert Series A Preferred shares were 3,590,000.  Because the preferred stock sold was Series A Preferred stock of the Company’s subsidiary, SecureAlert, Inc., the consideration received from the sale has been recorded similar to minority interest as a separate component of the balance sheet outside of permanent equity.

Subsequent to September 30, 2007, the Company entered into a stock redemption agreement with SecureAlert Series A Preferred  stockholders to redeem all outstanding shares for 7,434,249 shares of RemoteMDx common stock.  The redemption price will eliminate all future dividends due to SecureAlert Series A Preferred  stockholders.

11.	Minority Interest
During the year ended September 30, 2007, Messrs. Derrick and Dalton exercised their previously granted right (which was granted in February 2006) to purchase from the Company 2,500,000 shares of Volu-Sol common stock for cash proceeds of $400,000 or $0.16 per share.  Prior to the sale, the Company owned 100% of Volu-Sol common stock.  The sale decreased the Company’s ownership to 70%.  During the year ended September 30, 2007, Volu-Sol negotiated a non-exclusive license agreement with the Company.  Additionally, the Company issued 3,375,000 shares of common stock, with a three year anti-dilution provision, for net cash proceeds of $1,150,000, or $0.34 per share, to various stockholders.  These transactions decreased the Company’s ownership of Volu-Sol to 50%.

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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

12.	Common Stock Continued	During the year ended September 30, 2006, the Company issued 35,005,811 shares of common stock. Of these shares, 5,846,428 shares were issued for services in the amount of $3,983,607; 4,014,916 shares were issued upon the conversion of 10,843 shares of Series A Preferred stock; 7,171,380 shares were issued upon the conversion of 1,315,825 shares of Series B Preferred stock; 10,739,753 shares were issued for debt and accrued interest of $7,893,782; 350,000 were issued from the exercise of options and warrants; and the remaining 6,883,334 were issued for cash.

13.	Options and Warrants
Stock Incentive Plan
During the year ended September 30, 2006, the stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).    The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company.  A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the year ended September 30, 2007, the Company granted 145,000 options under this plan.

A summary of stock option and warrant activity, including stock options and warrants granted inside and outside the plans discussed above, for the years ended September 30, 2007 and 2006, is as follows:

	Number of Options and Warrants	Exercise Price Per Share

Outstanding as of September 30, 2005	13,766,043	$.54 to 3.00
Granted	11,529,076	.56 to 1.41
Expired or cancelled	(3,347,727)	.70 to 3.00
Exercised	(350,000)	.54 to 0.75

Outstanding as of September 30, 2006	21,597,392	.54 to 3.00
Granted	13,509,000	1.23 to 2.15
Expired or cancelled	(751,733)	.60 to 3.00
Exercised	(15,466,763)	.50 to 1.85

Outstanding as of September 30, 2007	18,887,896	$.54 to 3.00

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

13.	Options and Warrants	The following table summarizes information about stock options and warrants outstanding as of September 30, 2007:
Continued		Options and Warrants Outstanding			Options and Warrants Exercisable
Weighted
Average
			Remaining	Weighted		Weighted
	Range of		Contractual	Average		Average
	Exercise	Number	Life	Exercise	Number	Exercise
	Prices	Outstanding	(Years)	Price	Exercisable	Price
	$.54 – 3.00	18,887,896	2.68	$0.64	13,548,150	$1.45

As of September 30, 2007, 13,548,150 of the 18,887,896 outstanding options and warrants were vested.

During the year ended September 30, 2007, the Company issued 13,509,000 common stock options and warrants as follows: 7,189,000 in connection with the sale of common stock, 320,000 to employees, 350,000 to consultants, 650,000 to the Board of Directors, and 5,000,000 to related parties (David Derrick and James Dalton).  The exercise prices range from $1.23 to $2.15 per share.  The exercise price for the options granted during the year ended September 30, 2007 were based upon the quoted market price of the Company’s shares on the date of grant.

During the year ended September 30, 2006, the Company issued 11,529,076 common stock options as follows: 3,170,000 to employees, 600,000 to SecureAlert Series A Preferred stockholders, 365,150 for debt, 5,413,926 to consultants, 480,000 to the Board of Directors, and 1,500,000 to related parties (David Derrick and James Dalton).  The exercise prices range from $0.56 to $1.41 per share. The exercise price for the options granted during the year ended September 30, 2006 were based upon the quoted market price of the Company’s shares on the date of grant.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

14.	Income Taxes
For the years ended September 30, 2007 and 2006, the Company incurred net operating losses of approximately $26,371,000 and $23,798,000, respectively.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

As of September 30, 2007, the Company has net operating loss carryforwards available to offset future taxable income, if any, of approximately $87,200,000 which will begin to expire in 2018.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  Due to the frequency of equity transactions within the Company, it is likely that the use of net operating loss carryforwards will be limited.  The

Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

The deferred income tax assets (liabilities) are comprised of the following as of September 30, 2007:

2007
Net operating loss carryforwards	$32,524,000
Depreciation and reserves	490,000
Accruals and reserves	54,000
Valuation allowance	(33,068,000)
$-

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

14.	Income Taxes Continued	Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2007 and 2006 are as follows:

	2007	2006

Federal income tax benefit at statutory rate	$8,966,000	$8,092,000
State income tax benefit, net of federal income tax effect	1,318,000	1,190,000
Loss on non-deductible expenses	(79,000)	(118,000)
Change in valuation allowance	(10,205,000)	(9,164,000)

Benefit for income taxes	$-	$-

15.	Commitment and Contingencies
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

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

15.	Commitment and Contingencies Continued	Strategic Growth International, Inc. v. RemoteMDx, Inc., This action was filed in response to an action previously filed by the Company against SGI in Utah. The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI. The SGI Defendants’ Complaint alleges a single claim for Breach of Contract and seeks recovery of: 1) the balance they claim remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock. In its Answer and Counterclaims, the Company denied the SGI Defendants’ allegations and asserted counterclaims for: (1) breach of contract; (2) rescission; and (3) declaratory judgment. On October 29, 2007, with the approval of the court, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for Fraudulent inducement. The Company seeks rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract. Discovery is ongoing and a final pretrial conference is set for January 16, 2008. The Company intends to vigorously defend itself against the SGI Defendants’ claim and to prosecute its counterclaims against the SGI Defendants. The Company has not accrued any potential loss as the probability of incurring such losses is deemed remote.

Lease Obligations
In March 2005, the Company entered into an agreement to lease a facility under a noncancellable operating lease that expires in November 2008. Future minimum rental payments under the non-cancelable operating lease as of September 30, 2007, are approximately as follows:

Years Ending September 30:	Amount
2008	$212,200
2009	36,100
$248,300

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

15.	Commitment and Contingencies Continued
Rent expense related to this non-cancelable operating lease was approximately $213,000 and $122,000 for the years ended September 30, 2007 and 2006, respectively. The increase in rent expense from 2006 to 2007 of $91,000 resulted from an expansion of approximately 5,000 square feet of office space.

In addition, the Company’s subsidiary, Volu-Sol Reagents Corporation, leases a facility under a non-cancelable operating lease that expires in November 2010.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2007 are approximately as follows:

Years Ending September 30:	Amount
2008	$71,720
2009	73,584
2010	75,496
2011	12,636
$233,436

Rent expense related to this non-cancelable operating lease was approximately $71,000 and $69,000 for the years ended September 30, 2007 and 2006, respectively.

Indemnification Agreements
In November 2001, the Company's Board of Directors agreed that the Company would indemnify officers and directors of the Company against personal liability incurred by them in the conduct of their duties for the Company. In the event that any of the officers or directors of the Company are sued or claims or actions are brought against them in connection with the performance of their duties and the individual is required to pay an amount, the Company will immediately repay the obligation together with interest thereon at the greater of 10% per year or the interest rate of any funds borrowed by the individual to satisfy their liability.

Cellular Access Agreement
During the year ended September 30, 2006, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company during the years ended September 30, 2007 and 2006, was approximately $2,593,000 and $290,000, respectively.

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

16.	Segment Information Continued
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

The following table reflects certain financial information relating to each reportable segment for each of the years ended September 30, 2007 and 2006:

	For the Years Ended September 30,
	2007	2006
Revenues:
SecureAlert, Inc.	$6,615,209	$391,600
Volu-Sol Reagents Corporation	655,331	678,541

	$7,270,540	$1,070,141

Operating loss:
SecureAlert, Inc.	$(16,718,728)	$(6,061,427)
Volu-Sol Reagents Corporation	(504,219)	(68,201)
Other (unallocated)	(10,213,199)	(11,853,538)

	$(27,436,146)	$(17,983,166)

Depreciation and amortization:
SecureAlert, Inc.	$2,054,150	$218,701
Volu-Sol Reagents Corporation	6,301	2,542
Other (unallocated)	6,970	10,739

	$2,067,421	$231,982

RemoteMDx, Inc.
Notes to Consolidated Financial Statements
September 30, 2007 and 2006 (As Restated)

16.	Segment
Information Continued		For the Years Ended September 30,
		2007	2006
	Capital expenditures:
	SecureAlert, Inc.	$537,333	$1,073,217
	Volu-Sol Reagents Corporation	34,841	20,473

		$573,174	$1,093,690

	Interest income:
	SecureAlert, Inc.	$249	3,272
	Volu-Sol Reagents Corporation	11,765	-
	Other (unallocated)	105,723	26,779

		$117,737	$30,051

	Interest Expense
	SecureAlert, Inc.	$16,954	$271,696
	Volu-Sol Reagents Corporation	-	3
	Other (unallocated)	1,181,619	6,269,378

		$1,198,573	$6,541,077

		As of September 30, 2007
	Identifiable assets:
	SecureAlert, Inc.	$9,933,490
	Volu-Sol Reagents Corporation	984,331
	Other (unallocated)	5,318,868
		$16,236,689

17.	Subsequent Events	Subsequent to September 30, 2007, the Company entered into the following transactions:
		1)	2,854,453 shares of common stock were issued upon the exercise of options providing $2,800,700 in cash to the Company.

		2)	175,753 shares of common stock were issued for SecureAlert Series A Preferred stock dividends.

		3)	15,000 shares of common stock were issued from the conversion of Preferred stock.

		4)	70,000 shares of common stock were issued for services rendered valued at $480,700.

5)
The Company entered into a purchase agreement to acquire 51% of the issued and outstanding capital stock of Midwest Monitoring & Surveillance, Inc. (“MM&S”) with, at the Company’s option, the right to acquire the remaining 49% of MM&S capital stock. The consideration for the initial purchase of 51% of the outstanding MM&S shares, which will give control of MM&S to the Company, is $3,400,000, $1,800,000 payable in notes payable and 438,000 shares of the Company’s common stock.

6)
The Company entered into a Stock Purchase Agreement to acquire 51% of the issued and outstanding capital stock of Court Programs, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Florida (the “Court Programs”) with, at the Company’s option, the right to acquire the remaining 49% of the Court Programs capital stock.  The consideration for the initial purchase of 51% of the outstanding Court Programs’ shares, which will give control of Court Programs to the Company, is $1,145,500; $300,000 payable in a note payable and 212,000 shares of the Company’s common stock.

7)
On December 20, 2007, the Company sold and assigned its rights under Patent Number 6,636,732 (issued October 21, 2003) for the sum of $2,400,000.  The Company collected the full $2,400,000 sales price in January 2008.