Form 10-Q
period 2008-06-30
REMOTE MDX INC
filed 2008-08-15
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
            (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153
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

The number of shares outstanding of the registrant’s common stock as of August 3, 2008 was 151,036,749.

REMOTEMDX, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2008	September 30, 2007 (Restated)
AAssets
CCurrent assets:
Cash	$2,807,975	$5,556,275
Accounts receivable, net of allowance for doubtful accounts of $501,500 and $163,000, respectively	3,145,705	4,498,812
Inventory, net of reserve of $41,847 and $46,906, respectively	49,133	51,359
Prepaid expenses and other	167,706	923,369
Total current assets	6,170,519	11,029,815
Property and equipment, net of accumulated depreciation and amortization of $2,192,689 and $1,112,018, respectively	1,729,297	1,430,768
Monitoring equipment, net of accumulated depreciation of $2,523,145 and $1,388,515, respectively	1,788,052	3,739,474
Goodwill and intangible assets, net of amortization	4,616,602	-
Other assets	54,563	36,632
Total assets	$14,359,033	$16,236,689

Liabilities and Stockholders’ Equity
CCurrent liabilities:
Bank line of credit	$1,491,352	$3,858,985
Accounts payable	2,929,517	3,065,187
Accrued liabilities	2,125,877	1,324,735
Deferred revenue	229,594	1,314,247
SecureAlert Series A Preferred stock redemption obligation	3,483,004	-
Current portion of long-term debt	513,179	169,676
Total current liabilities	10,772,523	9,732,830
Related-party line of credit	21,581	239,763
Long-term debt, net of current portion	559,665	-
Total liabilities	11,353,769	9,972,593
Commitments and Contingencies (Note 15)
Minority interest	3,759,785	1,396,228
SecureAlert Series A Preferred stock	-	3,590,000
Stockholders’ equity (deficit):
Preferred stock:
Series A 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; 19 shares outstanding (aggregate liquidation preference of $588)	1	1
Series B convertible, $0.0001 par value: 2,000,000 shares designated; 10,999 and 12,999 shares outstanding, respectively (aggregate liquidation preference of $32,997)	1	1
Series C convertible, $0.0001 par value: 7,357,144 shares designated; no shares outstanding (aggregate liquidation preference of $0)	-	-
Common stock, $0.0001 par value: 175,000,000 shares authorized; 149,996,749 and 127,340,085 shares outstanding, respectively	15,000	12,734
Additional paid-in capital	175,959,825	142,238,576
Deferred compensation	(3,669,560)	(7,468,998)
Subscription receivable	-	(407,500)
Accumulated deficit	(173,059,788)	(133,096,946)
Total stockholders’ equity (deficit)	(754,521)	1,277,868
Total liabilities and stockholders’ equity	$14,359,033	$16,236,689

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Nine months ended
	June 30,		June 30,
		2007		2007
	2008	(Restated)	2008	(Restated)
Revenues:
Products	$1,187,477	$2,003,503	$2,640,532	$3,293,192
Monitoring services	2,422,901	1,149,053	7,272,006	2,130,865
Total revenues	3,610,378	3,152,556	9,912,538	5,424,057
Cost of revenues:
Products	971,987	1,493,668	1,868,755	2,408,819
Monitoring services	2,538,283	2,008,893	7,834,560	5,193,173
Total cost of revenues	3,510,270	3,502,561	9,703,315	7,601,992
Gross margin (deficit)	100,108	(350,005)	209,223	(2,177,935)
Operating expenses:
Selling, general and administrative (including $11,923,678, $1,112,713, $19,720,720 and $4,160,497, respectively, of compensation expense paid in stock or stock options / warrants)	16,814,431	3,947,567	28,911,417	12,927,336
Research and development	770,697	731,737	4,854,420	3,885,788
Loss from operations	(17,485,020)	(5,029,309)	(33,556,614)	(18,991,059)
Other income (expense):
Gain on sale of intellectual property			2,400,000
Redemption of SecureAlert Series A Preferred	48,648		(8,428,520)
Registration payment expense		(97,500)		(663,000)
Minority interest allocation	306,797	71,590	692,389	85,478
Interest income	5,459	13,718	48,430	89,196
Interest expense	(389,838)	(279,418)	(1,163,586)	(836,668)
Loss on sale of asset		(228,800)		(228,800)
Other income (expense), net	11,136	275,460	45,059	298,057
Net loss	(17,502,818)	(5,274,259)	(39,962,842)	(20,246,796)
Dividends on Series A and C Preferred stock	(107)	(51,829)	(345,246)	(500,553)
Net loss attributable to common stockholders	$(17,502,925)	$(5,326,088)	$(40,308,088)	$(20,747,349)
Net loss per common share, basic and diluted	$(0.12)	$(0.05)	$(0.30)	$(0.23)
Weighted average common shares outstanding, basic and diluted	146,085,000	104,583,000	136,097,000	89,140,000

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended June 30,
		2007
	2008	(Restated)
Cash flows from operating activities:
Net loss	$(39,962,842)	$(20,246,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,624,706	1,762,211
Common stock issued for services	13,833,585	1,552,631
Common stock issued to settle lawsuit	1,276,000	196,800
Amortization of deferred financing and consulting costs	4,472,262	649,479
Registration payment arrangement expense	-	663,000
Stock options and warrants issued during the period for services	804,205	2,011,200
Redemption of SecureAlert Series A Preferred stock	8,477,168	-
Increase in related-party line of credit for services	497,443	502,845
Impairment of monitoring equipment	570,948	1,454,784
Loss on sale of receivables	-	228,800
Minority interest expense, net	(692,389)	(85,478)
Changes in operating assets and liabilities:
Accounts receivable, net	2,432,564	(3,774,016)
Interest receivable (payable)	(9,068)	13,579
Inventories	2,226	2,261,148
Prepaid expenses and other assets	777,265	2,102,940
Accounts payable	(757,434)	2,265,989
Accrued liabilities	970,570	616,525
Deferred revenue	(378,309)	318,533
Net cash used in operating activities	(6,061,100)	(7,505,826)

Cash flows from investing activities:
Purchase of property and equipment	(287,580)	(506,323)
Purchase of monitoring equipment	(404,123)	(7,709,275)
Net cash used in investing activities	(691,703)	(8,215,598)
Cash flows from financing activities:
Payment of accrued SecureAlert Series A Preferred stock dividends	-	(28,452)
Principal payments on related-party line of credit	(715,625)	(455,484)
Net principal reductions in bank line of credit borrowings	(2,367,633)	10,758
Principal payments on notes payable	(257,510)	-
Principal payments on notes payable related to acquisitions	(2,100,000)	-
Cash acquired through acquisitions	160,898	-
Proceeds from sale of common stock	2,000,000	6,162,000
Proceeds from issuance and sale of subsidiary stock	4,598,333	1,450,000
Proceeds from issuance of notes payable	27,660	-
Proceeds from exercise of options and warrants	2,658,380	4,714,572
Net cash provided by financing activities	4,004,503	11,853,394
Net decrease in cash	(2,748,300)	(3,868,030)
Cash, beginning of period	5,556,275	5,872,529
Cash, end of period	$2,807,975	$2,004,499

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007

Cash paid for interest	$498,254	$425,812

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares of common stock in exchange for shares of Series A Preferred Stock	$-	$505
Issuance of shares of common stock in exchange for shares of Series B Preferred Stock	2	35
Issuance of shares of common stock in exchange for shares of Series C Preferred Stock	-	1,729
Issuance of shares of common stock and warrants in exchange for deferred consulting services and financing costs	672,824	134,757
Accrual of Series A and C Preferred stock dividends	345,246	470,379
SecureAlert Series A Preferred stock dividends	-	183,329
Issuance of common stock in acquisition of Midwest Monitoring & Surveillance, Inc.	1,668,780	-
Issuance of common stock in acquisition of Court Programs, Inc., Court Programs of Florida, Inc., and Court Programs of Northern Florida, Inc.	847,500	-
Payment of accrued preferred stock dividends through the issuance of Series A preferred stock	-	212
Payment of accrued preferred stock dividends through the issuance of Series C preferred stock	-	2
Settlement of registration payment arrangement	-	1,245,000
Options exercised for subscription receivable	-	5,673,524
Issuance of common stock for payment of SecureAlert Series A Preferred dividends	643,601	-

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited interim consolidated financial information of RemoteMDx, Inc. and subsidiaries (collectively, the “Company” or “RemoteMDx”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and results of its operations for the three and nine months ended June 30, 2008 and 2007.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-KSB/A for the year ended September 30, 2007.  The results of operations for the three and nine months ended June 30, 2008 may not be indicative of the results for the fiscal year ending September 30, 2008.

Restatements

Restatements relating to revenues and cost of revenues for the three and nine months ended June 30, 2007 have been made in order to comply with, among other things, the requirements of EITF 00-21 and SAB 104 for revenue recognition.  Under these guidelines, the recognition of certain revenues for deliveries of monitoring devices is deferred.  In addition, the corresponding cost of revenues is deferred to future periods.  The impact of these revisions was to reduce previously reported net revenues for the year ended September 30, 2007 by 15% and to increase cost of revenues by 55% for the same period.  These revisions had the following effect on the loss from operations, net loss, and net loss per common share:

	Three Months Ended June 30, 2007
	Previously Reported	As Restated
Statement of Operations:
Revenues	$3,118,947	$3,152,556
Cost of revenues	$2,488,366	$3,502,561
Loss from operations	$(5,040,024)	$(5,029,309)
Net loss	$(5,284,974)	$(5,274,259)
Net loss per common share	$(0.05)	$(0.05)

	Nine Months Ended June 30, 2007
	Previously Reported	As Restated
Statement of Operations:
Revenues	$5,757,391	$5,424,057
Cost of revenues	$5,059,608	$7,601,992
Loss from operations	$(18,886,665)	$(18,991,059)
Net loss	$(20,142,402)	$(20,246,796)
Net loss per common share	$(0.23)	$(0.23)

Statement of Cashflows:
Net loss	$(20,142,402)	$(20,246,796)
Depreciation and amortization	$1,697,771	$1,762,211
Deferred revenue	$(14,801)	$318,533
Inventories	$2,554,528	$2,261,148

Changes to the condensed consolidated financial statements for the three and nine months ended June 30, 2007 include the following:

•	During the three months ended June 30, 2007, the Company deferred revenues of $33,609 and cost of revenues of $22,894 related to sales of devices resulting in a decrease in net loss of $10,715.

•
During the three months ended June 30, 2007, the Company reclassified $991,301 from selling, general and administrative expenses to cost of revenues for amortization and communication expenses for non-billable devices.

•	During the nine months ended June 30, 2007, the Company deferred revenues of $333,334 and cost of revenues of $228,940 related to sales of devices resulting in an increase in net loss of $104,394.

•
During the nine months ended June 30, 2007, the Company reclassified $2,771,324 from selling, general and administrative expenses to cost of revenues for amortization and communication expenses for non-billable devices.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the nine months ended June 30, 2008 and 2007, the Company disposed of $570,948 and $1,454,784, respectively, in monitoring equipment that no longer had value.  This expense was classified as cost of revenues.

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

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants and shares issuable upon conversion of preferred stock. As of June 30, 2008 and 2007, there were 19,123,412 and 19,289,196 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common stock as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2008, consisted of 7,178 shares of common stock in which 19 shares of Series A Preferred stock are convertible, 113,783  shares of common stock in which 10,999 shares of Series B Preferred Stock are convertible, and 19,002,451 shares underlying options and warrants. Of the 19,002,451 shares underlying options and warrants, 14,207,451 shares underlie options and warrants which have vested and 4,795,000 shares underlie options and warrants which have not yet vested.

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

For options granted subsequent to October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 1,725,000 stock options to employees during the nine months ended June 30, 2008. The Company granted 275,000 stock options to employees during the nine months ended June 30, 2007. The weighted average fair value of stock options at the date of grant during the nine months ended June 30, 2008 and 2007 was $1.34 and $1.46, respectively.

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

The following are the weighted-average assumptions used for options granted during the nine months ended June 30, 2008 and 2007, respectively:

	June 30, 2008	June 30, 2007

Risk free interest rate	3.45%	4.54%
Expected life	5 years	5 years
Dividend yield	-	-
Volatility	139%	145%

A summary of stock option activity for the nine months ended June 30, 2008, is presented below:

Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	1,725,000	$1.54
Exercised	(960,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of June 30, 2008	4,015,000	$1.03	3.58 years	$2,213,150
Exercisable as of June 30, 2008	486,667	$1.22	3.58 years	$150,584

(2)           INVENTORIES

Substantially all items included in inventory are finished goods and consisted of Volu-Sol diagnostic stains and reagents.  Inventories, net of a reserve for obsolescence, are $49,133 as of June 30, 2008 and $51,359 as of September 30, 2007.

(3)           PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2008 and September 30, 2007, were as follows:

	2008	2007
Property and equipment	$3,921,986	$2,542,786
Less: accumulated depreciation	(2,192,689)	(1,112,018)
Total	$1,729,297	$1,430,768

During the nine months ended June 30, 2008, the Company purchased $287,580 of tooling and computer equipment.

(4)           MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2008 and September 30, 2007, was as follows:

	2008	2007
Monitoring equipment	$4,311,197	$5,127,989
Less: accumulated depreciation	(2,523,145)	(1,388,515)
Total	$1,788,052	$3,739,474

Net monitoring equipment of $1,788,052 includes $137,364 of equipment, net of amortization, previously sold to customers that has been deferred and will be recognized in future periods.  The Company has not depreciated the equipment since the date the devices have been sold.

The monitoring equipment is depreciated using the straight-line method over the estimated useful lives of the related assets of three years. This expense is included in cost of revenues.

(5)           GOODWILL AND OTHER INTANGIBLE ASSETS

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, of Midwest Monitoring & Surveillance (“Midwest”) for $1,800,000 in notes payable and up to 438,000 shares of the Company’s common stock.  The notes payable of $1,800,000 were paid off on January 18, 2008.  Midwest provides electronic monitoring for individuals on parole.  The primary reason for the acquisition of Midwest was the expansion of Company’s technology and name recognition throughout the midwest, central and eastern United States.  The total consideration for the purchase of Midwest was $4,299,423 comprised of notes payable of $1,800,000, shares of common stock valued at $1,668,780 (438,000 shares valued at $3.81 per share), transaction costs of $31,497, and long-term liabilities assumed of $799,146.

The RemoteMDx shares issued as part of the consideration for the Midwest shares were placed in escrow and were released by the Company in March 2008.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) for $300,000 in a note payable and up to 212,000 shares of the Company’s common stock.  Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The primary reasons to acquire Court Programs are to expand the Company’s technology and to increase the Company’s name recognition throughout the eastern United States.  The total consideration for the purchase of Court Programs was $1,433,184 delineated as follows: note payable of $300,000, shares of common stock valued at $848,000 (212,000 shares valued at $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $239,860.

The RemoteMDx shares issued as part of the consideration for the purchase of Court Programs were placed in escrow and have not yet been released by the Company.

In connection with the acquisitions of Midwest and Court Programs, the Company recorded goodwill and other intangible assets.  The table below shows the allocation of the goodwill and identified intangibles for each company:

Goodwill and other intangible assets, net of amortization

Goodwill
Midwest	$3,202,709
Court Programs	1,100,893
Other intangible assets, net of amortization
Midwest	209,000
Court Programs	104,000
Total goodwill and other intangible assets, net of amortization	$4,616,602

As of the date of this report, the Company had not yet completed the purchase price allocations related to the acquisitions of Midwest and Court Programs.  However, the Company has identified the following categories of intangible assets that pertain to the acquisitions: trade name, non-compete agreements, customer relationships and goodwill.

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three and nine months ended June 30, 2008 and 2007, as though the Midwest and Court Programs acquisitions had been completed as of the beginning of each period presented:

	Three Months Ended June 30,
	2008	2007
Revenues:
Products	$1,187,477	$2,009,478
Monitoring services	2,422,901	2,561,810
Total revenues	3,610,378	4,571,288

Cost of revenues:
Products	(971,987)	(1,498,920)
Monitoring services	(2,538,283)	(2,548,783)
Total cost of revenues	(3,510,270)	(4,047,703)
Gross margin	100,108	523,585
Operating expenses:
Selling, general and administrative	(16,814,431)	(5,145,656)
Research and development	(770,697)	(731,737)
Loss from operations	(17,485,020)	(5,353,808)
Other income (expense):
Loss on revalued registration rights	-	(97,500)
Loss on sale of asset	-	(228,800)
Redemption of SecureAlert Series A Preferred stock	48,648	-
Minority interest allocation	306,797	71,590
Other income (loss)	11,136	275,460
Interest income	5,459	13,733
Interest expense	(389,838)	(311,432)
Net loss	(17,502,818)	(5,630,757)
Dividends on Series A and C Preferred stock	(107)	(51,829)
Net loss attributable to common stockholders	$(17,502,925)	$(5,682,586)
Net loss per common share – basic and diluted from	$(0.12)	$(0.05)
Weighted average common shares outstanding – basic and diluted	146,085,000	104,583,000

	Nine Months Ended June 30,
	2008	2007
Revenues:
Products	$2,640,532	$3,307,667
Monitoring services	8,189,945	6,283,150
Total revenues	10,830,477	9,590,817

Cost of revenues:
Products	(1,868,755)	(2,420,206)
Monitoring services	(8,325,123)	(7,532,538)
Total cost of revenues	(10,193,878)	(9,952,744)

Gross margin (deficit)	636,599	(361,927)
Operating expenses:
Selling, general and administrative	(29,363,316)	(15,071,590)
Research and development	(4,854,420)	(3,885,788)
Loss from operations	(33,581,137)	(19,319,305)
Other income (expense):
Gain on sale of intellectual property	2,400,000	-
Loss on revalued registration rights	-	(663,000)
Loss on sale of asset	-	(228,800)
Redemption of SecureAlert Series A Preferred stock	(8,428,520)	-
Minority interest allocation	692,389	85,478
Other income (loss)	45,059	298,057
Interest income	48,430	89,211
Interest expense	(1,179,741)	(924,695)
Net loss	(40,003,520)	(20,663,054)
Dividends on Series A and C Preferred stock	(345,246)	(500,553)
Net loss attributable to common stockholders	$(40,348,766)	$(21,163,607)
Net loss per common share – basic and diluted	$(0.30)	$(0.24)
Weighted average common shares outstanding – basic and diluted	136,097,000	89,140,000

(6)           BANK LINE OF CREDIT

As of June 30, 2008, the Company’s outstanding balance under a line of credit with a bank was $1,491,352. The interest rate is 7% and the line of credit matures on March 1, 2009. The line of credit of $3,600,000 is secured by letters of credit for a total of $3,600,000 and SecureAlert’s assets, excluding TrackerPAL products. The cash available to withdraw from the line of credit as of June 30, 2008 was $2,108,648. The letters of credit were provided as collateral by four entities. During the nine months ended June 30, 2008, the entities received a total of 360,000 shares of RemoteMDx common stock and were reimbursed $13,968 in cash for expenses related to establishing the letters of credit to extend the line of credit.

In addition, the Company will make monthly interest payments, at a rate of 11% annually, on the line of credit to the entities that provided and arranged for the letters of credit.

(7)	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
Deposit from security purchase	$550,000	$-
Accrued payroll and employee benefits	546,359	282,350
Legal	243,350	146,000
Accrued bonuses	208,145	30,000
Accrued dividends	-	298,667
Accrued manufacturing costs	-	79,415
Accrued communication costs	-	234,448
Accrued warranty	152,805	-
Accrued board of directors fees	145,000	145,000
Accrued equipment lease	85,715	-
Accrued outside services	69,484	-
Accrued interest	66,526	77,940
Commissions	39,808	-
Other accrued expenses	18,685	30,915
Total	$2,125,877	$1,324,735

(8)	DEBT OBLIGATIONS
Debt obligations as of June 30, 2008 and September 30, 2007 consisted of the following:

June 30, 2008	September 30, 2007
Notes payable to a financial institution bearing interest at 9.00%. Notes mature in July 2011 and July 2016. The notes are secured by property.	$261,375	$-
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 6.04% and matures on April 6, 2037. The note is secured by monitoring equipment.	229,100	-
Notes payable for monitoring equipment. The notes bear interest at 10.00% and mature October 2008 through January 2009. The notes are secured by monitoring equipment.	167,095	-
Unsecured notes payable to former SecureAlert stockholders, with interest at 5.00%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.	169,676	169,676
Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 4.65% and 15.96%, due between November 2008 and November 2011.	76,120	-
Notes payable to two stockholders of Midwest. Notes bear interest rates between 5.00% and 6.00% maturing on January 2009 and February 2013.	85,779	-
Unsecured revolving lines of credit with two banks, with interest rates between 6.60 % and 13.49%.	65,184	-
Unsecured notes payable with interest rates between 4.65% and 6.85%.	18,515	-
Total debt obligations	1,072,844	169,676
Less current portion	(513,179)	(169,676)
Long-term debt, net of current portion	$559,665	$-

(9)	RELATED-PARTY LINE OF CREDIT

As of June 30, 2008, the Company owed ADP Management, an entity owned and controlled by two of the Company’s officers and directors, $21,581 under a line of credit agreement. Outstanding amounts on the line of credit accrue interest at 11% and are due on August 31, 2009. During the nine months ended June 30, 2008, the net decrease in borrowings under this line of credit was $218,182. The decrease of $218,182 consisted of cash repayments of $715,625 offset, in part, by $497,443 of monthly management fees owed to ADP Management, and expenses incurred by ADP Management that are reimbursable by the Company. Mr. Derrick and, prior to his resignation June 18, 2008, Mr. Dalton’s respective salaries are paid to ADP Management which in turn pays Messrs. Derrick and Dalton. If the Company is unable to pay the management fee and the reimbursable expenses in cash, the related-party line of credit is increased for the amount owed to ADP Management.

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

During the nine months ended June 30, 2008, Volu-Sol issued 5,381,944 shares of its common stock for net cash proceeds of $2,198,333.  In addition, Volu-Sol issued 875,000 shares of its common stock for services valued at $350,000, or $0.40 per share.  As of June 30, 2008, Volu-Sol had a total of 17,965,277 shares outstanding.  During the three months ended June 30, 2008, no shares of Volu-Sol common stock were issued.  As of June 30, 2008, RemoteMDx owned 2,833,333 shares of Volu-Sol’s commons stock.

At June 30, 2008, RemoteMDx directly controls approximately 16% of the issued and outstanding voting securities of Volu-Sol.  In accordance with FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, RemoteMDx must consolidate Volu-Sol.  The factors that were considered include:  (1) RemoteMDx has and will continue to absorb the majority of Volu-Sol’s expected losses, (2) RemoteMDx has funded and will continue to fund Volu-Sol’s working capital needs, (3) Volu-Sol’s two directors are also directors of RemoteMDx, (4) Volu-Sol’s Chief Executive Officer is the Co-Chairman for RemoteMDx, (5) the majority of Volu-Sol’s stockholders are also RemoteMDx stockholders, and (6) Volu-Sol relies on RemoteMDx’s accounting department to process its financial information.

Midwest
Effective December 1, 2007, RemoteMDx acquired 51% ownership of Midwest for $1,800,000 in notes payable, subsequently paid off in cash, and 438,000 shares of RemoteMDx common stock.  RemoteMDx has the option to acquire the remaining 49% of Midwest capital stock. Due to recurring losses by Midwest, minority interest in Midwest has been reduced to zero.

Court Programs
Effective December 1, 2007, RemoteMDx acquired 51% ownership of Court Programs for $300,000 in a note payable, subsequently paid off in cash, and 212,000 shares of RemoteMDx common stock.  RemoteMDx has the option to acquire the remaining 49% of Court Programs capital stock. Due to recurring losses by Court Programs, minority interest in Court Programs has been reduced to zero.

(11)         PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred stock is convertible into 370 shares of common stock. During the nine months ended June 30, 2008, no shares of Series A Preferred stock were converted into common stock.  As of June 30, 2008, there were 19 shares of Series A Preferred stock outstanding, which represent 7,178 common stock equivalents at a conversion rate of 370 for 1.

The holders of the Series A Preferred stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash or in additional shares of Series A Preferred stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the nine months ended June 30, 2008 and 2007, the Company recorded $313 and $95,843, respectively, in dividends for Series A Preferred stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred stock at a redemption price of 133 percent of the stated value of Series A Preferred stock.  However, the Company may designate a different and lower redemption price for all shares of Series A Preferred stock called for redemption by the Company. Through June 30, 2008, the Company had not exercised its option to redeem shares of Series A Preferred stock.

Series B Convertible Preferred Stock

During the nine months ended June 30, 2008, a total of 2,000 shares of Series B Convertible Preferred stock were converted into 15,000 shares of common stock.  As of June 30, 2008, there were 10,999 shares of Series B Preferred stock outstanding, convertible into approximately 113,783 common shares.

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

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,549,386.  The former SecureAlert Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  The Company estimated and accrued $3,517,782 for future contingency payments.  The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SecureAlert Series A stockholders.  The redemption value of $8,549,386 combined with the future contingency payment of $3,517,782 less the initial investment into SecureAlert Series A Preferred stock of $3,590,000 was recorded as an other expense as Redemption of SecureAlert Series A Preferred.  During the nine months ended June 30, 2008, RemoteMDx issued 289,950 shares of common stock as consideration for dividends due to the former SecureAlert Series A stockholders through December 31, 2007.

From January 1, 2008, RemoteMDx recorded $177,898 for dividends on SecureAlert Series A Preferred stock through March 24, 2008. As of June 30, 2008, the Company has an outstanding liability of $3,483,004 for the estimated future contingency payments due to the former SecureAlert Series A stockholders.

(12)	COMMON STOCK

During the nine months ended June 30, 2008, the Company issued 22,656,664 shares of RemoteMDx common stock as follows:

•	7,434,249 shares were issued to redeem all outstanding shares of SecureAlert Series A Preferred stock.

•	3,203,814 shares were issued on the exercise of warrants providing $2,250,881 in cash to the Company.

•	2,000,000 shares were issued for $2,000,000 in cash.

•	8,025,000 shares were issued for services performed for a value of $14,187,585.

•	650,000 shares were issued in connection with two acquisitions.

•	643,601 shares were issued in payment of dividends on SecureAlert Series A Preferred stock.

•	360,000 shares were issued to extend the Company’s line of credit.

•	325,000 shares were issued to settle a lawsuit for a value of $572,000

•	15,000 shares were issued in connection with Series B Preferred stock conversions.

Common Stock Options and Warrants

As of June 30, 2008, 14,207,451 of the 19,002,451 outstanding options and warrants were vested with a weighted average exercise price of $1.89 per share. During the nine months ended June 30, 2008, the Company granted 1,944,492 options and warrants with exercise prices ranging from $0.59 to $4.05 per share. Of the 19,002,451 shares underlying options and warrants, 14,207,451 shares underlie options and warrants which have vested, and 4,795,000 shares underlie options and warrants which have not vested. During the nine months ended June 30, 2008, various warrant holders exercised 3,203,814 warrants for cash proceeds of $2,250,881. Of the 3,203,814 warrants exercised, 960,000 warrants were exercised by employees providing $601,000 in cash to the Company and 2,243,814 warrants were exercised by non-employees providing $1,649,881 in cash to the Company.

(13)	SEGMENT INFORMATION

The Company is organized into two business segments based primarily on the nature of the Company's products. The Volu-Sol segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The electronic monitoring segment is engaged in the business of developing, distributing and monitoring offender tracking devices. Other (unallocated) loss consists of research and development, and selling, general and administrative expenses related to the Company's corporate activities, including remote health monitoring and market and business development activities.

The following tables reflect certain financial information relating to each reportable segment:
	Three Months Ended June 30,
	2008	2007
Sales to external customers:
Electronic monitoring	$3,487,658	$2,986,086
Volu-Sol	122,720	166,470
Total	$3,610,378	$3,152,556
Loss from operations :
Electronic monitoring	$(4,071,769)	$(4,247,524)
Volu-Sol	(339,118)	(159,060)
Other (unallocated)	(13,074,133)	(622,725)
Total	$(17,485,020)	$(5,029,309)

	Nine Months Ended June 30,
	2008	2007
Sales to external customers:
Electronic monitoring	$9,445,390	$4,930,631
Volu-Sol	467,148	493,426
Total	$9,912,538	$5,424,057
Loss from operations :
Electronic monitoring	$(12,963,935)	$(12,234,616)
Volu-Sol	(1,270,172)	(364,655)
Other (unallocated)	(19,322,507)	(6,391,788)
Total	$(33,556,614)	$(18,991,059)

	June 30, 2008	September 30, 2007
Identifiable assets:
Electronic monitoring	$11,817,568	$9,933,490
Volu-Sol	1,500,744	984,331
Other (unallocated)	1,040,721	5,318,868
Total assets	$14,359,033	$16,236,689

(12)	SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company entered into the following transactions:

1)	The Company issued 1,000,000 shares of common stock to an officer in lieu of receiving cash consideration for services to be rendered in the future for a value of $1,520,000.

2)	40,000 shares of common stock were issued upon the exercise of options providing $24,000 in cash to the Company.

 (13)       COMMITMENTS AND CONTINGENCIES

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

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC), Case No. CV08-02899, Central District California:  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device and method for processing data from the device ("'122 patent"), in which the Company holds all rights and interests.  STOP moved to dismiss the original complaint and also filed an answer and counterclaim.  The motion to dismiss was granted with leave to amend.  The Company filed an amended complaint on August 5, 2008.  The amended complaint seeks damages for infringement according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP's counterclaim is for declaratory relief, seeking a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid. The Company filed an answer to the counterclaim.  A Scheduling Conference currently is set for September 8, 2008.  No discovery has taken place at this time.  The Company intends to vigorously prosecute its claims and defend against the counterclaim.

Strategic Growth International, Inc., v. RemoteMDx, Case No. 06-3915, Southern District of New York.  This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  SGI and its principals' original complaint alleged a single claim for Breach of Contract seeking recovery of: 1) the balance it claims remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock. In its Answer and Counterclaims, the Company denied SGI's allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement, seeking rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  On December 31, 2007, the Company filed a motion for summary judgment on its fraudulent inducement claim.  On January 18, 2008, SGI filed a cross-motion for partial summary judgment.  On April 17, 2008, SGI amended its complaint to assert a claim for conversion with respect to the options and shares which are the subject of SGI's breach of contract claim.  On May 2, 2008, the Company filed a motion to dismiss the conversion claim.  On April 23, 2008, SGI sought an order permitting the attachment of the Company's assets in the State of New York.  The Court has heard arguments on each of these motions but has not yet issued rulings on the motions.  Discovery is ongoing solely as to SGI's conversion claim.  Discovery is to conclude by September 30, 2008 and a final pretrial conference is scheduled for December 17, 2008.  The Company intends to vigorously defend itself against SGI's claims and to vigorously prosecute its counterclaims against SGI.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

These restatements involved the following changes to the 2007 interim information contained in this Report:

	Three Months Ended June 30, 2007
	Previously Reported	As Restated
Statement of Operations:
Revenues	$3,118,947	$3,152,556
Cost of revenues	$2,488,366	$3,502,561
Loss from operations	$(5,040,024)	$(5,029,309)
Net loss	$(5,284,974)	$(5,274,259)
Net loss per common share	$(0.05)	$(0.05)

	Nine Months Ended June 30, 2007
	Previously Reported	As Restated

Statement of Operations:
Revenues	$5,757,391	$5,424,057
Cost of revenues	$5,059,608	$7,601,992
Loss from operations	$(18,886,665)	$(18,991,059)
Net loss	$(20,142,402)	$(20,246,796)
Net loss per common share	$(0.23)	$(0.23)

	Nine Months Ended June 30, 2007
	Previously Reported	As Restated
Statement of Cashflows:
Net loss	$(20,142,402)	$(20,246,796)
Depreciation and amortization	$1,697,771	$1,762,211
Deferred revenue	$(14,801)	$318,533
Inventories	$2,554,528	$2,261,148

Changes to the condensed consolidated financial statements for the three and nine months ended June 30, 2007 include the following:

•	During the three months ended June 30, 2007, the Company deferred revenues of $33,609 and cost of revenues of $22,894 related to sales of devices resulting in a decrease in net loss of $10,715.

•
During the three months ended June 30, 2007, the Company reclassified $991,301 from selling, general and administrative expenses to cost of revenues for amortization and communication expenses for non-billable devices.

•	During the nine months ended June 30, 2007, the Company deferred revenues of $333,334 and cost of revenues of $228,940 related to sales of devices resulting in an increase in net loss of $104,394.

•
During the nine months ended June 30, 2007, the Company reclassified $2,771,324 from selling, general and administrative expenses to cost of revenues for amortization and communication expenses for non-billable devices.

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

Strategy

SecureAlert’s strategy is to empower law enforcement, corrections and rehabilitation professionals with sole-sourced offender management programs, which grant offenders accountable opportunity, while providing for greater public safety at a lower cost. Our strategy will be accomplished through the deployment of SecureAlert’s GPS/RF Tracking, Intervention Monitoring and Rehabilitation Technologies to corrections, probation, law enforcement and rehabilitation services agencies worldwide, all in support of offender reformation and re-assimilation initiatives. SecureAlert’s exclusive portfolio of products & services balance the need to dynamically track & monitor offenders with the opportunity to positively encourage & transform offenders, thus reducing recidivism through our proprietary C.A.R.E.™ (Correction, Accountability, Rehabilitation, Empowerment) programs and client-adapted initiatives.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell, and depreciation of the asset ceases.  During the nine months ended June 30, 2008 and 2007, the Company impaired $570,948 and $1,454,784, respectively, in monitoring equipment that no longer had value.  This expense was classified as cost of revenues.

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

For options granted subsequent October 1, 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 1,725,000 stock options to employees during the nine months ended June 30, 2008. The Company granted 275,000 stock options to employees during the nine months ended June 30, 2007. The weighted average fair value of stock options at the date of grant during the nine months ended June 30, 2008 and 2007 was $1.34 and $1.46, respectively.

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

The following are the weighted-average assumptions used for options granted during the three months ended June 30, 2008 and 2007, respectively:

	June 30, 2008	June 30, 2007

Risk free interest rate	3.42%	-
Expected life	5 years	-
Dividend yield	-	-
Volatility	131%	-

The following are the weighted-average assumptions used for options granted during the nine months ended June 30, 2008 and 2007, respectively:

	June 30, 2008	June 30, 2007

Risk free interest rate	3.45%	4.54%
Expected life	5 years	5 years
Dividend yield	-	-
Volatility	139%	145%

A summary of stock option activity for the nine months ended June 30, 2008, is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	1,725,000	$1.54
Exercised	(960,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of March 31, 2008	4,015,000	$1.03	3.58 years	$2,213,150
Exercisable as of March 31, 2008	486,667	$1.22	3.58 years	$150,584

Results of Operations

Summary of Financial Results and Recent Developments

Subsequent to June 30, 2008, the Company entered into the following transactions:

•	The Company issued 1,000,000 shares of common stock to an officer in lieu of receiving cash consideration for services to be rendered in the future for a value of $1,520,000.

•	40,000 shares of common stock were issued upon the exercise of options providing $24,000 in cash to the Company.

Three months ended June 30, 2008, compared to three months ended June 30, 2007

Revenues

For the three months ended June 30, 2008, the Company had revenues of $3,610,378 compared to $3,152,556 for the three months ended June 30, 2007, an increase of $457,822. The increase in revenues resulted primarily from the monitoring of offender tracking devices and providing probation services to individuals on parole.

Previously the Company deferred $1,400,000 in revenues from the sale of devices to certain customers and has recognized $1,033,333 of these revenues during the three months ended June 30, 2008 resulting in a balance of deferred revenues of $200,000 to be recognized in future periods. Of the $1,400,000, $166,667 was recognized as revenues in prior periods.

SecureAlert had revenues of $2,097,000 during the three months ended June 30, 2008, compared to revenues of $2,986,086 for the three months ended June 30, 2007. Although SecureAlert’s revenue decreased $889,086, the Company recorded revenues from devices sales of $1,837,033 during the three months ended June 30, 2007 compared to $1,042,693 during the same period ended June 30, 2008.  Revenues from monitoring services decreased from $1,149,053 to $1,054,307 for the three months ended June 30, 2008 over the same period in 2007 because monitoring service revenue of $162,662 related to Court Programs was not included in the three months ended June 30, 2008. In addition, monitoring service revenues were generally flat because the new and improved TrackerPAL device was released near the end of the quarter.  These revenues in the three months ended June 30, 2008 consisted of $1,042,693 from the sale of offender tracking devices, $1,035,000 from the monitoring of offender tracking devices, and $19,307 from home and personal security systems.  Electronic Monitoring Services accounted for $1,000,000 (48%) of SecureAlert’s revenues and no other customer accounted for 10% or more of SecureAlert’s revenues.

Volu-Sol had revenues for the three months ended June 30, 2008 of $122,720, compared to $166,470 for the three months ended June 30, 2007.  Although revenues were essentially flat between these periods, the Company anticipates that Volu-Sol's revenues will decrease in the future as a percentage of total revenues.  The following significant customers of Volu-Sol accounted for more than 10% of Volu-Sol’s revenues during the period:  Thermo Fisher Scientific (previously known as Fisher Scientific) accounted for 21%, Cardinal Health Medical accounted for 13%, and Richard-Allan Scientific Co. accounted for 10%.  No other Volu-Sol customer accounted for 10% or more of Volu-Sol’s revenues.

On December 1, 2007, the Company acquired Midwest. For the three months ended June 30, 2008, Midwest had revenues of $713,611.  These revenues consisted of $711,220 from the monitoring of offender tracking devices and $2,391 from the sale of devices.

On December 1, 2007, the Company acquired Court Programs. For the three months ended June 30, 2008, Court Programs had revenues of $677,047 from the monitoring of offender tracking devices and parolee services.

Cost of Revenues

For the three months ended June 30, 2008, cost of revenues was $3,510,270 compared to $3,502,561 during the three months ended June 30, 2007, an increase of $7,709.  Cost of revenues increased on a more rapid pace compared to the increase in revenues for the same period in 2007.  SecureAlert's cost of revenues totaled $2,520,439, or 120%, of SecureAlert's revenues during the three months ended June 30, 2008, compared to $3,428,979, or 115%, of SecureAlert’s revenues during the three months ended June 30, 2007.

SecureAlert’s cost of revenues for the three months ended June 30, 2008 of $2,520,439 was comprised of the following:  device costs of $775,047, commissions of $134,250, communication costs of $747,680, location costs of $13,158, monitoring center costs of $483,903, amortization of $141,765, warranty expense of $105,742, impairment of TrackerPAL devices of $7,295, and other TrackerPAL costs of $111,599.  SecureAlert’s cost of revenues for the three months ended June 30, 2007 of $3,428,979 was comprised of the following:  device costs of $1,493,668, communication costs of $712,230, monitoring center costs of $458,315, amortization of $653,904, and other TrackerPAL costs of $110,862.

Volu-Sol's cost of revenues was $120,773, or 98%, of Volu-Sol's revenues during the three months ended June 30, 2008, compared to $73,582, or 44%, of Volu-Sol's revenues for the same period during the prior fiscal year. The increase as a percentage of revenues was primarily due to inventory disposed of during the quarter due to a fire at the manufacturing facility.  Midwest’s cost of revenues totaled $359,488, or 50%, of Midwest’s revenues for the three months ended June 30, 2008.  Court Program’s cost of revenues totaled $509,570, or 75%, of Court Program’s revenues for the three months ended June 30, 2008.

During the three months ended June 30, 2008, the Company recognized deferred cost of revenues of $775,047.

Research and Development Expenses

During the three months ended June 30, 2008 and 2007, research and development expense was $770,697 and  $731,737, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2008, selling, general and administrative expenses were $16,814,431 compared to $3,947,567 during the three months ended June 30, 2007.  The net increase of $12,866,864 is made up of increases in the following expenses:  bad debt of $234,623, consulting of $11,274,038, depreciation of $29,610, legal of $634,189, office expenses and supplies of $56,359, payroll and payroll taxes of $544,937, rent of $38,568, telephone of $29,329, travel of $171,983, and other selling, general and administrative expenses of $53,888.  These increases were offset in part, by decreases in the following expenses: contract labor of $79,904, outside services of $25,733, overhead allocation of $21,000, postage of $28,931, and other selling, general and administrative expenses of $45,092.  The increase in consulting of $11,274,038 relates primarily to stock and warrants issued for services rendered to the Company and severance given to an officer for service as President.

Interest Expense

During the three months ended June 30, 2008, interest expense totaled $389,838 compared to $279,418 in the three months ended June 30, 2007. The increase of $110,420 resulted primarily from the debt obligations acquired from Midwest and Court Programs.

Nine months ended June 30, 2008, compared to nine months ended June 30, 2007

Revenues

For the nine months ended June 30, 2008, the Company had revenues of $9,912,538 compared to $5,424,057 for the nine months ended June 30, 2007, an increase of $4,488,481. The increase in revenues resulted primarily from increased monitoring of offender tracking devices and additional revenues received through the Midwest and Court Programs acquisitions.

Previously the Company deferred $1,400,000 in revenues from the sale of devices to certain customers and has recognized $1,100,000 of these revenues during the nine months ended June 30, 2008 resulting in a balance of deferred revenues of $200,000 to be recognized in future periods. Of the $1,400,000, $100,000 was recognized as revenue in prior periods.

SecureAlert had revenues of $6,014,884 during the nine months ended June 30, 2008, compared to revenues of $4,930,631 for the nine months ended June 30, 2007. The increase in SecureAlert’s revenues of $1,084,253 resulted primarily from increased monitoring services. SecureAlert’s monitoring services for the nine months ended June 30, 2008 and 2007 were $3,854,570 and $2,083,455, respectively.  Revenues of $6,014,884 for the nine months ended June 30, 2008 consisted of $3,854,570 from monitoring services, $2,100,000 from offender tracking device sales, and $60,314 from home and personal security systems.  The following significant customers of SecureAlert accounted for more than 10% of SecureAlert’s revenues during the period:  Electronic Monitoring Services accounted for $2,000,000 (33%), QuestGuard accounted for $826,160 (14%).

Volu-Sol had revenues for the nine months ended June 30, 2008 of $467,148, compared to $493,426 for the nine months ended June 30, 2007.  The decrease in Volu-Sol’s revenues of $26,278 resulted primarily from a reduction in hemotology sales.  The Company anticipates that Volu-Sol's revenues will decrease in the future as a percentage of total revenues.  The following significant customers of Volu-Sol accounted for more than 10% of Volu-Sol’s revenues during the period:  Thermo Fisher Scientific (previously known as Fisher Scientific) accounted for 25% and Cardinal Health Medical accounted for 13%.  No other Volu-Sol customer accounted for 10% or more of Volu-Sol’s revenues.

On December 1, 2007, the Company acquired Midwest. For the seven months ended June 30, 2008, Midwest had revenues of $1,872,536.  These revenues consisted of $1,828,185 from the monitoring of offender tracking devices and $44,351 from the sale of devices.

On December 1, 2007, the Company acquired Court Programs. For the seven months ended June 30, 2008, Court Programs had revenues of $1,557,970 from the monitoring of offender tracking devices and parolee services.

Cost of Revenues

For the nine months ended June 30, 2008, cost of revenues was $9,703,315 compared to $7,601,992 for the nine months ended June 30, 2007, an increase of $2,101,323.  Cost of revenues increased as revenues increased for the same period.  SecureAlert's cost of revenues totaled $7,312,805, which was 122% of SecureAlert's revenues for the nine months ended June 30, 2008, compared to $7,322,708, which was 149% of SecureAlert’s revenues for the nine months ended June 30, 2007.

SecureAlert’s cost of revenues for the nine months ended June 30, 2008 of $7,312,805 was comprised of the following:  device costs of $1,502,900, commissions of $357,399, communication costs of $2,112,866, location costs of $38,298, monitoring center costs of $1,465,989, amortization of $628,547, warranty reserve expense of $105,742, impairment of TrackerPAL devices of $570,948, lease equipment of $54,724, freight of $242,688, and other TrackerPAL costs of $232,704.  SecureAlert’s cost of revenues for the nine months ended June 30, 2007 of $7,322,708 was comprised of the following:  device costs of $2,385,632, communication costs of $1,829,056, monitoring center costs of $1,288,787, amortization of $1,495,686, commissions of $96,139, and other TrackerPAL costs of $227,408.

Volu-Sol's cost of revenues was $365,855, or 78%, of Volu-Sol's revenues during the nine months ended June 30, 2008, compared to $279,284, or 57%, of Volu-Sol's revenues for the same period during the prior year. The increase as a percentage of revenues was primarily due to inventory disposed of during the nine months ended due to a fire at the manufacturing facility.  Midwest’s cost of revenues totaled $1,080,653 for the seven months ended June 30, 2008.  Court Programs’ cost of revenues totaled $944,002 for the seven months ended June 30, 2008.

During the nine months ended June 30, 2008, the Company recognized deferred cost of revenues totaling $68,682.

Research and Development Expenses

During the nine months ended June 30, 2008 and 2007, research and development expense was $4,854,420 and  $3,885,788, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services. Of the $3,885,788 of research and development, $2,555,285 was from the issuance of 815,000 shares of common stock (valued at an average of $3.14 per share) for software and engineering associated with the development of the TrackerPAL device.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2008, selling, general and administrative expenses were $28,911,417 compared to $12,927,336 during the nine months ended June 30, 2007.  The net increase of $15,984,081 relates primarily to increases in the following expenses:  advertising of $68,337, automobile of $64,638, bad debt of $246,085, consulting of $12,953,833, depreciation of $117,854, insurance of $72,138, legal of $564,508, payroll and payroll taxes of $1,689,570, rent of $76,077, telephone of $101,425, travel of $795,389 and utilities of $26,723, and other increase in selling, general and administrative expenses of $168,560.  These increases were offset, in part, by decreases in the following expenses: contract labor of $114,105, lease of $30,045, overhead allocation of $247,000, outside services of $288,047, postage of $194,116, and other selling, general and administrative expenses of $87,743.  The increase in consulting of $12,953,833 results primarily from stock and warrants issued for services rendered to the Company and severance given to an officer for service as President.

Interest Expense

For the nine months ended June 30, 2008, interest expense totaled $1,163,586 compared to $836,668 for the nine months ended June 30, 2007. The increase of $326,918 resulted primarily from the debt obligations acquired from Midwest and Court Programs.

Liquidity and Capital Resources

The Company is presently unable to finance its business solely from cash flows from operating activities. During the nine months ended June 30, 2008, the Company financed its business primarily from the sale and issuance of common stock of the Company for proceeds of $2,000,000, sale and issuance of the Company’s subsidiary, Volu-Sol for proceeds of $4,598,333 and the exercise of warrants for the purchase of common stock of the Company for net proceeds of $2,658,380.

As of June 30, 2008, the Company had unrestricted cash of $2,807,975 and working capital deficit of $4,602,004, compared to unrestricted cash of $5,556,275 and working capital of $1,296,985 as of September 30, 2007.  The cash available to withdraw from the line of credit as of June 30, 2008 was $2,108,648 compared to $141,015 as of September 30, 2007. For the nine months ended June 30, 2008, the Company's operating activities used cash of $6,061,100, compared to $7,505,826 of cash used in operating activities for the nine months ended June 30, 2007.

The Company used cash of $691,703 for investing activities during the nine months ended June 30, 2008, compared to $8,215,598 of cash used in investing activities for the nine months ended June 30, 2007.

The Company's financing activities for the nine months ended June 30, 2008, provided cash of $4,004,503 compared to $11,853,394 for the nine months ended June 30, 2007. For the nine months ended June 30, 2008, the Company had net proceeds of $2,000,000 from the sale of common stock, $4,598,333 net proceeds from the sale of equity securities by the Company’s subsidiary, Volu-Sol, $2,658,380 from the exercise of warrants, $27,660 of proceeds from the issuance of notes payable, and $160,898 of cash acquired through the purchase of Midwest and Court Programs.  Cash decreased by $2,367,633 due to net payments on the bank line of credit, $715,625 in net payments on the related-party line of credit, $2,100,000 in payments on notes payable related to acquisitions and $257,510 in payments on notes payable.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

The Company incurred a net loss of $39,962,842 for the nine months ended June 30, 2008 and a loss from operations of $33,556,614.  In addition, the Company has an accumulated deficit of $173,059,788.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-KSB/A for the year ended September 30, 2007 raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s plans with respect to this uncertainty are to increase leases of the TrackerPAL product and to increase monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

Contingencies

TrackerPAL Revisions and Enhancements

During the year ended September 30, 2007, the Company discovered several problems with the TrackerPAL device. These problems included:  1) water ingression into the device; 2) battery and charger life and functionality; 3) GPS signal strength; and 4) device becoming aesthetically damaged while removing it from an offender.  The Company has implemented a plan and is continuing to correct these issues and enhance the reliability of the device.

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

Foreign Currency Risks.  Revenues from sources outside the United States represented 10% and 17% of our total revenues for the nine months ended June 30, 2008 and 2007, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, the Company did not experience any effect from foreign currency exchange in connection with these international sales.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of June 30, 2008, we had $1,491,352 of borrowings outstanding on a line of credit with a weighted-average interest rate of 18%.  In addition, we had $65,184 of borrowings outstanding on a line of credit with two banks with a weighted average interest rate of 10.05%.  The interest rates on these lines of credit are subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

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

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC), Case No. CV08-02899, Central District California:  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device and method for processing data from the device ("'122 patent"), in which the Company holds all rights and interests.  STOP moved to dismiss the original complaint and also filed an answer and counterclaim.  The motion to dismiss was granted with leave to amend.  The Company filed an amended complaint on August 5, 2008.  The amended complaint seeks damages for infringement according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP's counterclaim is for declaratory relief, seeking a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid. The Company filed an answer to the counterclaim.  A Scheduling Conference currently is set for September 8, 2008.  No discovery has taken place at this time.  The Company intends to vigorously prosecute its claims and defend against the counterclaim.

Strategic Growth International, Inc., v. RemoteMDx, Case No. 06-3915, Southern District of New York.  This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  SGI and its principals' original complaint alleged a single claim for Breach of Contract seeking recovery of: 1) the balance it claims remains due under the contract (approximately $80,000); 2) the value of options to purchase 500,000 shares of restricted RemoteMDx common stock at $0.50 per share; and 3) the value of one million shares of restricted RemoteMDx common stock. In its Answer and Counterclaims, the Company denied SGI's allegations and asserted counterclaims for:  (1) breach of contract; (2) rescission; and (3) declaratory judgment.  On October 29, 2007, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement, seeking rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  On December 31, 2007, the Company filed a motion for summary judgment on its fraudulent inducement claim.  On January 18, 2008, SGI filed a cross-motion for partial summary judgment.  On April 17, 2008, SGI amended its complaint to assert a claim for conversion with respect to the options and shares which are the subject of SGI's breach of contract claim.  On May 2, 2008, the Company filed a motion to dismiss the conversion claim.  On April 23, 2008, SGI sought an order permitting the attachment of the Company's assets in the State of New York.  The Court has heard arguments on each of these motions but has not yet issued rulings on the motions.  Discovery is ongoing solely as to SGI's conversion claim.  Discovery is to conclude by September 30, 2008 and a final pretrial conference is scheduled for December 17, 2008.  The Company intends to vigorously defend itself against SGI's claims and to vigorously prosecute its counterclaims against SGI.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Informal Inquiry.  In March 2008, the Company was advised by letter from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  The inquiry, among other items, relates to the company’s:  revenue recognition policy and documents; its relationship with stockholders; and the Company’s business.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  We voluntarily disclosed this inquiry in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  There were no material developments in this matter during the most recent fiscal quarter ended June 30, 2008.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its own shares during the nine months ended June 30, 2008.

During the quarter ended June 30, 2008, the Company issued shares of common stock in connection with the conversion of preferred stock, the exercise of warrants, and in payment of dividends and in other transactions not involving a public sale or offering of such shares, and without registration under the Securities Act of 1933, as amended (the “Securities Act”), as follows:

•
7,025,000 shares were issued for services performed for a value of $10,972,750.  The shares were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

•	325,000 shares were issued to settle a lawsuit for a value of $572,000.

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

In addition to the sales of unregistered securities reported above, the Company issued 177,898 shares of common stock during the quarter ended June 30, 2008 from SecureAlert Series A Preferred stock dividends.

Item 6.   EXHIBITS

(a)            Exhibits Required by Item 601 of Regulation S-K
Exhibit Number	Title of Document
3(i)(1)	Articles of Incorporation (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
3(i)(2)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)
3(i)(3)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)
3(i)(4)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002)
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

10.19
Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).

10.20	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).
10.21	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).
10.22	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).

10.23	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).
10.24
Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).

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

REMOTEMDX, INC.

Date: August 15, 2008	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer

Date: August 15, 2008	By:	/s/ Blake T. Rigby
Blake T. Rigby,
Principal Accounting Officer