Form 10-K
period 2008-09-30
REMOTE MDX INC
filed 2008-12-26
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-23153

REMOTEMDX, INC.
(Exact name of registrant as specified in its charter)
Utah	87-0543981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 West Civic Center Drive, Suite 400, Sandy, Utah 84070
(Address of principal executive offices, Zip Code)

(801) 451-6141
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

There were 159,231,260 shares of the registrant's common stock outstanding as of December 22, 2008. The aggregate market value of common stock held by non-affiliates of the registrant as of December 22, 2008 was approximately $46,708,276.

REMOTEMDX, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2008

        The statements contained in this Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future, and include, but are not limited to the risks and uncertainties outlined in item 1A Risk Factors, and item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this Report.

PART I

Item 1.    Business

General

RemoteMDx, Inc. (“RemoteMDx” or the “Company”) markets and deploys offender management programs, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  We believe that we currently deliver the only offender management technology which integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single device, deployable on offenders worldwide. Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity  to be “free from prison”, while providing for greater public safety at a lower cost to incarceration or traditional resource-intensive alternatives.

TrackerPAL I & II – The TrackerPAL™ portfolio of products, e-Arrest beacons and monitoring services are designed to create “Jails without Walls,” customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, juvenile offenders, etc.). Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  TrackerPAL is designed for federal, state and local agencies to provide location tracking of select individuals in the criminal justice system.  The TrackerPAL device fastens to the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can only be adjusted or removed without detection by a supervising officer through services provided by the Company’s SecureAlert Monitoring Center (or other monitoring centers). The Company’s center acts as an important link between the offender and the supervising officer as monitoring center specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  An intelligent device with integrated computer circuitry and constructed from case-hardened plastics, the TrackerPAL unit promptly notifies the monitoring center if any attempt is made to remove or otherwise tamper with the device or optical strap housing.

According to the Bureau of Justice Statistics (2007), it is estimated that approximately 7,235,728 people are now either incarcerated on parole or on probation. The average cost of incarcerating an inmate ranges from $65 to $175 per day dependent upon facility type, security level, amenities and jurisdiction. And with ever-growing economic pressures, it is widely recognized that these costs are unsustainable with ongoing state and federal budget reductions, facility-specific overcrowding concerns, increased rehabilitation imperatives and politicized re-socialization agendas. Thus, electronic monitoring alternatives to incarceration for low and moderate risk offenders (adult and juveniles), early release for good behavior initiatives, work release programs, sentencing diversions and accelerated halfway house deployments are now strongly encouraged and seriously considered by legislative and judicial branches of government in many jurisdictions.  For between 10% to 15% of the traditional costs of incarceration, the Company’s TrackerPAL monitoring center and patented devices can monitor offenders continuously, providing real-time location tracking, interactive voice access and intervention-biased contact, reducing the potential for subsequent or repeat offenses.

Many jurisdictions are also embracing “offender pay”, “parent pay” and/or “partial pay” programs shifting the burden of the tracking and monitoring costs in whole or part to the offender directly, defraying the cost to the public. We estimate that approximately 20% of our gross revenues come from offender payments directly under court order and threat of re-incarceration for non-payment; the majority of these accounts remain in compliance because of the severe consequences of non-payment. This aspect of our business is growing significantly and we expect that it will outpace traditional tax-payer obligated payment programs.

Strategically, and in support of ever-growing rehabilitation and re-socialization efforts, the Company has adopted a broader services charter to support and encourage many evolving rehabilitation initiatives.  Our “C.A.R.E.” programs support Corrections and Accountability objectives in concert with Rehabilitation and Empowerment agendas. Specifically, our technology facilitates a stringent protocol enforcement capability, incorporating restricted movement provisions, coupled with enablement of positive reinforcement communications, all in support of social worker interactions, ongoing ministry options and proactive access by authorized counselors and/or sponsors.  We believe that our programs are uniquely positioned to allow for regular, frequent, and positive interactions and daily affirmations with offenders, as they strive to again become responsible and contributing members of society, while living within the virtual “electronic fence” boundaries established through our proprietary technologies.

The offender marketplace today provides significant opportunity for growth, as local agencies, county governments and state legislators are confronted with ever-growing offender populations, pre-trial overcrowding, resource limitations and economic crises. Importantly, the company is strategically positioned to capitalize on these public sector challenges, while enhancing reduced resource effectiveness and coverage through our offender offerings, which act as a force multiplier for impaired agencies. We are also attracting new customers to the industry, who historically have only leveraged now obsolete “home arrest” technologies, and are now seeking GPS tracking and fulltime monitoring alternatives. Additionally, we are very encouraged by the interest and expansion of many rehabilitation initiatives, which will avail themselves to our program offerings in a mutual pursuit to reduce recidivism, encourage re-socialization and to facilitate the earlier release of qualified candidates.

During fiscal year 2008 and in response to these evolving market factors, the Company restructured and right-sized our direct sales force throughout the United States, while embracing an expanded and growing distributorship model domestically and internationally.  We believe that this will help to ensure localized market knowledge, relationship leverage and enhanced ability to respond effectively to requests for sole-sourced and/or competitive proposals. This model has also allowed us to better focus on expanded market sectors, judicial branch contacts and legislature interfaces in ongoing efforts to work from both the bottom up at agencies, as well as from the top down in county and state governments, securing multi-level commitments to embed our programs into ongoing probation, parole and policing efforts. We also completed acquisitions which we believe will enable us to increase our revenues in target markets.  Although acquisitions require the commitment of capital, both to consummate the acquisition as well as to integrate the acquired businesses, we believe that we will be able to integrate these entities and increase our revenues, although there can be no guarantee that revenues will increase as projected or anticipated.

The assimilation of these acquired entities is subject to uncertainties and risks.  There can be no assurance that we will successfully integrate these companies into our operations without incurring significant unanticipated costs or experiencing unexpected operational problems.  Some of the potential risks include:
•	Management of expanded inventory base.
•	Control of operations that are more geographically diverse than our prior operations.
•	Account collections of added customer accounts.
•	The need to secure additional operating and working capital.
•	The ability to reduce overhead costs and streamline operations.
•	Potential conflicts arising from the distribution of products or services from providers who are or may be competitors of the Company.
•	Availability of trained support personnel.

In summary, during the year ended September 30, 2008, we were case managing and/or electronically monitoring approximately 12,700 offenders and sold 4,000 TrackerPAL devices internationally, with recurring daily revenues expected to begin during the fiscal quarter ending March 31, 2009. We have worked to build our sales force and to identify new markets and opportunities.  We have entered into monitoring agreements with approximately 400 law enforcement and bail bond agencies throughout the United States.  We acquired two businesses to further our efforts to increase our revenues and market development and now maintain 10 expanding distributorships. Although there can be no guarantee that we will be able to continue these efforts or be able to implement our business plan as anticipated, management believes that the Company is in a good position to move forward and continue the growth of the business and to take advantage of the market opportunities open to it.

Our Strategy

Our strategy is to empower law enforcement, corrections and rehabilitation professionals with sole-sourced offender management programs, which grant offenders accountable opportunity, while providing for greater public safety at a lower cost. We will accomplish our strategy through the deployment of our SecureAlert GPS/RF Tracking, Intervention Monitoring and Rehabilitation Technologies to corrections, probation, law enforcement and rehabilitation services agencies worldwide, all in support of offender reformation and re-socialization initiatives. Our exclusive portfolio of products and services balance the need to dynamically track and monitor offenders with the opportunity to positively encourage and transform offenders, thus reducing recidivism through our proprietary C.A.R.E.™ (Correction, Accountability, Rehabilitation, Empowerment) programs and client-adapted initiatives. We will continue to develop and deploy adaptive, cost-effective products and services, which meet the ever-changing needs of our clients, while providing enhanced public safety at a lower cost. Importantly, while there are no ongoing warranties of our business model and no assurances of our capabilities to continue to raise necessary expansion capital, we will endeavor to ensure our ongoing viability through diligent, margin-centric imperatives and operational efficiency gains through prioritized management initiatives.

Background

RemoteMDx was originally formed to manufacture and market medical diagnostic stains, solutions and related equipment.  Through the acquisition of SecureAlert, Inc. (“SecureAlert”) in July 2001, the Company expanded its product sales and monitoring services related to the Personal Emergency Response Systems (“PERS”).

In 2006, the Company developed the GPS tracking technology and monitoring business currently conducted by our subsidiary SecureAlert.  SecureAlert’s business involves manufacturing, distributing, and monitoring mobile emergency and GPS tracking products, worn on the body, that focus on the defendant and offender tracking and monitoring market.

To complement our own offerings and obtain additional means to capture position in the offender management market, in January of 2008, we completed the acquisition of a majority interest in the Court Programs Inc. group of companies (“Court Programs”), headquartered in Gulfport, Mississippi; and Midwest Monitoring and Surveillance, Inc. (“Midwest Monitoring”) which is based in Fairmont, Minnesota.  These acquisitions brought the Company solid business relationships with ongoing revenue streams, as well as the possibility of expanding SecureAlert’s presence into the existing accounts of the acquired companies.  Furthermore, they brought business processes and practices in the area of case management, offender pay programs and attendant services that could be leveraged and integrated into SecureAlert.

In order to focus on such integration and leverage potential, during the fiscal year ended September 30, 2008 we divested ourselves of our majority ownership interest of the diagnostic stain business conducted by our former subsidiary Volu-Sol Reagents Corporation (“Volu-Sol”).  We are in the process of completing the divestiture and expect to complete the distribution to RemoteMDx shareholders of our remaining interest (approximately 17% of the common stock) in Volu-Sol during the fiscal quarter ending March 31, 2009.

Marketing

According to the latest figures from the United States Department of Justice, Bureau of Justice Statistics (2007), over 7.2 million people were in prison, in jail, or on probation or parole in the United States.  This represents approximately 3.2% of the U.S. population or about 1 in every 31 adults.  Of these, approximately 5 million adult men and women are on supervised probation or parole and a total of 798,202 adult men and women are on parole or mandatory conditional release following a prison term.  These numbers are expected to continue to grow as state and county budget deficits hinder the development and staffing of new prisons and jails, which are already under significant pressure.  We expect that this pressure will not be relieved any time soon with the deepening economic crisis in the United States.  The tandem issues of reduced budgets and the increasing number of overcrowded jails and prisons should drive governmental agencies to technology solutions, including those offered by the Company.

The Company has worked to strengthen its foundation to meet the increased demand anticipated by the above market drivers.  In addition to the acquisition and integration of Court Programs and Midwest Monitoring and the divesture of Volu-Sol to tighten industry focus, through SecureAlert the Company introduced its second generation TrackerPAL device, TrackerPAL IITM, and the eArrest BeaconTM.  TrackerPAL II expands upon the best features of the predecessor TrackerPAL I.  It maintains a single unit design which integrates GPS, expanded waterproofing, 95-decibal siren, cell-based data transmission, and industry-unique cell-based voice capability.  New features include the capability to interface with the eArrest Beacon to provide indoor tracking, and water-proof as opposed to water-resistant design.

As with TrackerPAL I, TrackerPAL II provides the ability to electronically track a wearer’s location by transmitting the device’s location to the Company’s Monitoring Center as it receives GPS signals and transmits that information through its cellular technology.  However, a device’s ability to receive GPS signals is not always possible if it is in a location that impedes those signals, such as a high-rise apartment building or a concrete-wall workplace.  It is with these situations in mind that the eArrest Beacon was developed.  For these situations, TrackerPAL II can be combined with the eArrest Beacon, to establish a radio frequency tether.  So long as the wearer is within range of an eArrest Beacon when he or she is scheduled to be, the Monitoring Center is able to receive and record that information, and no alarm is created.  However, if the wearer goes out of range, an alarm is created and the Monitoring Center responds according to pre-established protocols.  In addition, the Beacon can be associated with multiple Tracker PAL II devices allowing for utilization in settings such as half-way houses, detention centers and prisons; providing the ability to monitor the presence of multiple individuals simultaneously.

Under our current business model, the majority of customers lease our TrackerPAL devices and eArrest Beacons. The equipment is leased under a contractual arrangement (usually at least one year) which may effectively be cancelled at any time by either party with 30 days notice.  We may also pay a monthly fee to distributors for each monitoring contract originated through that distributor.

In addition to this “agency pay” model, our subsidiaries Court Programs and Midwest Monitoring brought “offender pay” programs to the Company.  This model was integrated into SecureAlert.  A benefit of offender pay is that it calls for payment in advance of service, which improves cash flow.  Also, given the budget constraints discussed, it is anticipated that the demand for offender pay programs will continue to grow and the Company has positioned itself well to address this increased requirement.

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

During the year ended September 30, 2008, we spent $4,811,128 on research and development, compared to research and development expenditures of $4,564,121 in the year ended September 30, 2007 and $2,087,802 for the year ended September 30, 2006.  During the years ended September 30, 2007 and 2006, the Company disposed of monitoring equipment with a net book value of $1,454,784 and $0, respectively, that was initially used as test units and that had served its useful life. In fiscal year 2008, we disposed of units with a net book value of $570,948.  This expense was classified as cost of revenues.

Monitoring Center

As we developed prior product lines, we simultaneously worked to create the SecureAlert monitoring center. In contrast with a typical monitoring center, our monitoring center is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology.  This capability is referred to as telematic.  The operator’s computer screen can identify the caller as well as locate the caller’s precise location on a detailed map.  The Company believes the monitoring center is the cornerstone of our business.  An operator goes through extensive training to insure professional service is provided to the supervising parole officer and individuals wearing the TrackerPAL™ portfolio of products.

In order to prepare for an increase in TrackerPAL devices to be monitored, the Company is continuing to build up the monitoring center to effectively manage these devices.  In order to increase the efficiencies in the monitoring center, the Company is developing software to further expand service automation in the processing of alarms and operational events resulting in increased operator efficiency and ability to manage more devices.   The automation of alarms includes pre-recorded responses to inform the offender of the alarm and to resolve the issue.  If the issue is not timely resolved, an operator will become involved and take the additional necessary actions according to protocols set up by the customer.  The Company anticipates one operator will be able to manage over 230 active devices after the software is fully developed.

Strategic Relationships

We believe one of our strengths is the high quality of our strategic alliances.  Our two primary alliances are described below.

Puracom, Inc.

Puracom, Inc. (“Puracom”) is a Canadian firm that specializes in hardware and software development in the areas of GPS, GSM and GPRS. It is the preferred distributor of GPS chip sets manufactured by Motorola and is recognized for its rapid development cycles and expertise in both the cellular and GPS areas.  Puracom performs research and development for the Company on a contract basis.

Dynamic Source Manufacturing

Dynamic Source Manufacturing (“DSM”) located in Calgary, Alberta, Canada, is an electronics manufacturing company that delivers a full range of services to its clients.  DSM currently manufactures the Company’s TrackerPAL product.

Competition in Offender Management Markets

In fiscal year 2008, we encountered various levels of GPS, house arrest and case management competition from seven traditional and evolving competitors, as identified below:

•	Pro Tech Monitoring Inc., Odessa, FL – This company has satellite tracking software technology that operates in conjunction with GPS and wireless communication networks.

•	iSECUREtrac Corp., Omaha, NE – This company supplies electronic monitoring equipment for tracking and monitoring persons on pretrial release, probation, parole, or work release.

•	Sentinel Security and Communications, Inc., Rochester NY– This company supplies monitoring and supervision solutions for the offender population.

•	Omnilink Systems, Inc., Alpharetta, GA – This company provides a one-piece device combined with GPS and Sprint cellular networks to electronically track an individual.

•
BI Incorporated, Boulder, CO – This company has been providing intensive community supervision services and technologies for more than 20 years to criminal justice agencies throughout the United States.

•
G4S plc – Crawley, Sussex, England – This international company is the world’s leading international security solutions group.  In the United States, they provide electronic monitoring of offenders, prison and detention center management and transitional support services.  Currently, G4S resells Omnilink’s active GPS device.

•	Satellite Tracking of People, LLC – Houston, TX – This company provides GPS tracking systems and services to government agencies.

The Company also faces competition from small and regional companies that provide electronic monitoring technology along with localized case management and/or monitoring services.  Some of these entities utilize less well-known technologies or are resellers of the above competitor’s products.  The Company saw an increase in these types of businesses in 2008.  We do not believe there is reliable publicly available information to indicate the relative market share of the Company.

Dependence on Major Customers

In fiscal year 2008, no customer accounted for more than 10% of the Company’s revenues. During the fiscal year ended September 30, 2007, we had revenues from QuestGuard of $3,229,760 or approximately 49% of total revenues and from Seguridad Satelital Vehicular of $928,800 or approximately 14% of total revenues.  We have no arrangements or contracts with these customers that would require them to purchase a specific amount of product or services from us.

Dependence on Major Suppliers

The Company purchases cellular services from a variety of providers.  The costs to the Company for these services during the fiscal years ended September 30, 2007 and 2006 were approximately $2,592,951 and $290,000, respectively. During the year ended September 30, 2008, cellular service expense totaled $2,939,790.

The Company has established a relationship with Dynamic Source Manufacturing (DSM) to manufacture the TrackerPAL device.  All monitoring equipment that has been leased or sold to date by the Company has been manufactured by DSM.  Should the relationship between DSM and the Company cease, the Company would need to find another vendor to manufacture the device which could limit the ability to lease additional monitoring equipment.

Product Returns

Our first generation TrackerPAL device experienced significantly high in-field failure rates.  These problems involved:  (1) water ingression; (2) low battery and charger life and functionality; (3) weak GPS signal strength; and (4) scratching and other aesthetic damage when the device was removed from an offender.  Remediating these problems required that the Company refurbish products that had been delivered and products in inventory.  The process was largely completed during the year ended September 30, 2008.  Steps taken to address the problems included the following:

•	Waterproofing the device by applying a chemical-based ‘weld’ around the back panel seam and augmenting the seal integrity of the rear hatch of the device

•	Improving electrical connectivity between the battery and the device

•	Replacing the Integrated Circuit (“IC”) chip installed in the battery chargers

•	Redesigning and installing a new cellular antenna that improves coverage and enhances GPS tracking

•	Enhancing the cosmetic cap design to avoid the early potential to scar outer housing of the device when being removed from the ankle and using different screws to mitigate the stripping of screws and damaging of the device when it is being removed.

The problems encountered and corrected in the first TrackerPAL devices led to significant improvements in the new TrackerPAL II device now being distributed by the Company.

Intellectual Property

Trademarks.  We have developed and use registered trademarks in our business, particularly relating to our corporate and product names. We own eight trademarks that are registered with the United States Patent and Trademark Office and one trademark registered in Mexico. Federal registration of a trademark in the United States enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have one application for registration pending approval in the state of California and one application in the United States that has been approved and is awaiting the filing of a statement of use.  We may file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

The following table summarizes our trademark registrations and applications:

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

Patents. We have four patents in the United States and one patent in China and we have seven patents pending in the United States and ten pending internationally. The following tables contain information regarding our patents and patent applications; there can be no assurance given that the applications will be granted or that they will, if granted, contain all of the claims currently included.

Domestic Patents:
Patent Title	Application/Patent Number	Filing/Issue Dates	Status
Remote Tracking and Communication Device	7,330,122	2/12/08	Issued

Remotely Controllable Thermostat	6,260,765	7/17/01	Issued

Interference Structure for Emergency Response System Wristwatch	6,366,538	4/2/02	Issued (Reacquired)

Multiple Emergency Response Services Combination Emergency Phone and Personal Audio Device	6,285,867	9/4/01	Issued

Alarm and Alarm Management System for Remote Tracking Devices	11/489,992	7/14/06	Pending

A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between Device and a Monitoring Center	11/486,989	7/14/06	Pending

A Remote Tracking System with a Dedicated Monitoring Center	11/486,976	7/14/06	Pending

Remote Tracking System and Device with Variable Sampling	11/486,991	7/14/06	Pending

Methods for Establishing Emergency Communications Between a Communications Device and a Response Center	11/830,398	7/30/07	Pending

Remote Tracking and Communications Device	12/028,088	2/8/08	Pending

A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	US 61/034,720	3/7/08	Pending

International Patents:
Patent Title	Application/Patent Number	Filing/Issue Dates	Status
Emergency Phone with Single-Button Activation	ZL 01807350.6	10/5/05	Issued

Remote Tracking and Communication Device	Brazil PI0614742.9	8/4/06	Pending

Remote Tracking and Communication Device	Canada 2617923	8/4/06	Pending

Remote Tracking and Communication Device	Europe 06836098.1	8/4/06	Pending

Remote Tracking and Communication Device	Mexico a/2008/001932	8/4/06	Pending

Emergency Phone with Single-Button Activation	EP 01924386.4	3/28/01	Pending

Emergency Phone with Single-Button Activation	JP 2001-571568	3/28/01	Pending

Alarm and Alarm Management System for Remote Tracking Devices	PCT/US2007/072736	7/3/07	Pending

A Remote Tracking Device and a System and Method for Two-Way Communication Between the Device and a Monitoring Center	PCT/US2007/072740	7/3/07	Pending

A Remote Tracking System with a Dedicated Monitoring Center	PCT/US2007/072743	7/3/07	Pending

Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	PCT/US2007/072746	7/3/07	Pending

During the year ended September 30, 2008, the Company reacquired Patent Number 6,366,538 which was previously sold in exchange for Patent Number 7,092,695 and Patent Number 7,251,471.  Patent Number 6,226,510 and Patent Number 6,044,257 were originally sold subject to terminal disclaimers requiring common ownership with patents owned (Patent Number 7,092,695 and Patent Number 7,251,471) by RemoteMDx but not assigned to purchaser.  A terminal disclaimer is used to link two patents filed by the same inventors and claiming the same invention.  In order to get the additional patent rights desired by the purchaser, the two patents are linked using a terminal disclaimer that specifies that they have the same term and must be commonly assigned.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

 Trade Secrets.  We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

Seasonality

Given the continued and steady increase in revenues throughout 2008, no revenue seasonality, if it existed, could be detected.  However, as in previous years, incremental deployment opportunities were found to be slower in the months of July and August. This was due to the unavailability of many judges, probation directors and other key parole officials, who observe a traditional vacation season.

Backlog

With the commercial availability of TrackerPAL II in August 2008, the Company has realized intermittent weekly manufacturing and shipping backlogs, ranging from 75 to 125 units for these devices through December 1, 2008.  This backlog is primarily related to (1) orders for the replacement of TrackerPAL I units, (2) the addition of incremental units within existing accounts and (3) the fulfillment of new orders for new accounts. The Company views backlogs as undesirable, as they impair deployments, which necessarily reduce available recurring revenue streams. The Company continues to work on mitigating backlogs in an ongoing effort to maximize demand fulfillment and to capitalize on all available recurring revenue opportunities.

Environment

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

As of December 1, 2008, the Company had 160 full time employees and 33 part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  The Company has never experienced a work stoppage and management believes that the relations with employees are good.  After September 30, 2008, the Company downsized its monitoring center and other headquarters staff by approximately 13% (26 persons) as part of a restructuring intended to improve operating margins and reduce overhead.  Additional reductions in force and cost-saving measures will also be considered in the next six months as the Company implements its strategic plan to improve operating results by reducing operating losses.

Additional Available Information

We maintain executive offices and principal facilities at 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.  Our telephone number is (801) 451-6141. We maintain a World Wide Web site at www.remotemdx.com.  The information on our web site should not be considered part of this Report on Form 10-K.

We make available, free of charge at our corporate web site, copies of our annual reports filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov.

Item 1A.    Risk Factors

Risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

The financial statements contained in this annual report on Form 10-K for the year ended September 30, 2008 have been prepared on the basis that the Company will continue as a going concern, notwithstanding the fact that its financial performance and condition during the past few years raise substantial doubt as to its ability to do so. There is no assurance the Company will ever be profitable. In fiscal year 2008, the Company incurred a net loss of $49,587,050, negative cash flows from operating activities of $9,672,744, and as of September 30, 2008 has an accumulated deficit of $182,683,996.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the number of TrackerPAL devices in the market place from which we will generate monitoring service revenue.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay indebtedness.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and will likely cease operations.

The Company has a history of losses and anticipates significant future losses and may be unable to project its revenues and expenses accurately. The Company will incur significant expenses associated with the development and deployment of its new products and promoting its brand. It intends to enter into additional arrangements through current and future strategic alliances that may require it to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations.  The Company may also be required to offer promotional packages of hardware and software to end-users at subsidized prices in order to promote its brand, products and services. These guaranteed payments, promotions and other arrangements will result in significant expense. If the Company does achieve profitability, it cannot be certain that it will be able to sustain or increase profitability in the future.  In addition, because of its limited operating history in its newly targeted markets, the Company may be unable to project revenues or expenses with any degree of certainty. Management expects expenses to increase significantly in the future as the Company continues to incur significant sales and marketing, product development and administrative expenses.  The Company cannot guarantee that it will be able to generate sufficient revenues to offset operating expenses or the costs of the promotional packages or subsidies described above, or that it will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.

General economic conditions may affect our revenue and harm our business.  As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our results of operations and financial condition could be adversely affected thereby. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

As a result of our increased focus on a new business market, our business is subject to many of the risks of a new or start-up venture. The change in 2008 of our business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development.  If the Company is to be successful in this new business direction, it must accomplish the following, among other things:

• Develop and introduce functional and attractive product and service offerings;
• Increase awareness of our brand and develop consumer loyalty;
•     Respond to competitive and technological developments;
•     Increase gross profit margins;
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

Groups own or control a significant number of our outstanding shares.  Certain groups or persons associated with them beneficially own a substantial number of shares of our outstanding common stock.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support.  See Item 10 “Directors, Executive Officers and Corporate Governance,” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

There is no certainty that the market will accept our new products and services.  Our targeted markets may never accept our products or services.  Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that those products are a preferable alternative to currently available methods of tracking.  In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside our control.  No assurance can be given that key decision-makers will accept our new products, which could have a material adverse effect on our business, financial condition and results of operations.

Our relationship with our certain stockholders presents potential conflicts of interest, which may result in decisions that favor them over our other shareholders.  Two of our principal beneficial owners and founders, David Derrick and James J. Dalton, provide management and/or financial services and assistance to the Company.  When their personal investment interests diverge from our interests, they and their affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these stockholders and their affiliated entities.

The Company relies on significant suppliers for key products and cellular access.  If the Company  does not renew these agreements when they expire it may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as it has in the past, which would reduce revenues and could adversely affect results of operations or financial condition.  The Company has entered into an agreement with a national cellular access company for cellular services. We also rely currently on a single manufacturer for the manufacture of our TrackerPAL devices.  If any of these significant suppliers were to cease providing product or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

Our business subjects our research, development and ultimate marketing activities to current and possibly to future government regulations. The cost of compliance or the failure to comply with these regulations could adversely affect our business, results of operations and financial condition. Our monitoring device products are not subject to specific approvals from any governmental agency, although our products using cellular and GPS technologies must be manufactured in compliance with applicable rules and regulations of the Federal Communications Commission (“FCC”).  There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations.  We may be required to comply with FCC regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing our products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If we, our management or our third-party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.  Our products and related manufacturing operations may also be subject to regulation, inspection and licensing by other governmental agencies, including the Occupational Health and Safety Administration.

The Company faces intense competition, including competition from entities that are more established and may have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.  Our current and expected markets are rapidly changing.  Existing products and services and emerging products and services will compete directly with the products we are seeking to develop and market.  Our technology will compete directly with other technology, and, although we believe our technology has or will have advantages over these competing systems, there can be no assurance that our technology will have advantages that are significant enough to cause users to adopt its use.  Competition is expected to increase.  Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field.  Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.  We face competition based on product efficacy, availability of supply, marketing and sales capability, price and patent position.  There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

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

Our business plan anticipates significant growth through monitoring revenues and acquisitions. To manage the expected growth the Company will require capital and there is no assurance it will be successful in obtaining necessary additional funding.  If we are successful in implementing our business plan, we may be required to raise additional capital to manage anticipated growth.  Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities the success of our development efforts, the cost and timing of establishing or expanding our revenues, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to stockholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights.  We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries.  We have received several patents; we have also applied for several additional patents and those applications are awaiting action by the U.S. Patent Office.  There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications.  Even if they do issue, those new patents and our existing patents must be protected against possible infringement.  The enforcement of patent rights can be uncertain and involve complex legal and factual questions.  The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.  The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.  Our inability to obtain or to maintain patents on our key products could adversely affect our business.  We own five patents and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop.  There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented.  The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations.  In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.  Our success will also depend, in part, on our ability to avoid infringing the patent rights of others.  We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services.  Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities.  In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology.  If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all.  Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.  Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights.  If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail.  An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.

We also rely on trade secrets laws to protect portions of our technology for which patent protection has not yet been pursued or is not believed to be appropriate or obtainable.  These laws may protect us against the unlawful or unpermitted disclosure of any information of a confidential and proprietary nature, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to vendors or suppliers and customer names and addresses.  We intend to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by entering into confidentiality agreements with employees, collaborative partners, consultants and certain contractors.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

The existence of certain anti-dilution rights applicable to our Series B Preferred Stock might result in increased dilution inasmuch as the Company has offered and sold shares of common stock or securities convertible into shares of common stock at prices below the initial conversion rate of $3.00 per common share, unless those rights are waived.  The investors in our Series B preferred stock have the right to an automatic adjustment of the conversion price of the Series B preferred shares held by them in the event we sell shares of common stock or securities convertible into common stock at a price below the original conversion price of $3.00 per share. Certain holders of the Series B preferred stock have waived their right to receive the adjustment but there is no assurance that any holder of Series B preferred stock will waive those rights as to issuances of common stock.  Accordingly, we may be required to issue additional shares of common stock to comply with anti-dilution adjustments to the conversion rights of present or former preferred shareholders.  Any increase in the number of shares of common stock issued upon conversion of Series B preferred shares would compound the risks of dilution to existing stockholders.  As of September 30, 2008, the total outstanding shares of Series B Preferred stock of 10,999 could convert into a maximum of 113,783 shares of common stock.

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

Payment of dividends in additional shares of Series A preferred stock or in shares of common stock will result in further dilution. Under the terms of the Series A preferred stock, our board of directors may elect to pay dividends by issuing additional shares of Series A preferred stock or common stock.  Dividends accrue from the date of the issuance of the preferred stock, subject to any intervening payments in cash. Each share of Series A preferred stock is convertible into 370 shares of common stock.  The issuance of additional shares of Series A preferred stock or common stock as dividends could result in a substantial increase in the number of shares issued and outstanding and could result in a decrease of the relative voting control of the holders of the common stock issued and outstanding prior to such payment of dividends and interest.  As of September 30, 2008, the total outstanding shares of Series A Preferred stock of 19 could convert into a maximum of 7,178 shares of common stock.

The Company has had and will continue to have significant capital needs and there is no assurance it will be successful in obtaining necessary additional funding. We will be required to raise additional capital to fully implement our business plan.  Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the success of our development efforts, the cost and timing of establishing or expanding our sales, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to stockholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

Penny stock regulations may impose certain restrictions on marketability of the Company’s securities. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, the common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell the Company’s securities in the secondary market and the price at which such purchasers can sell any such securities.

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

The holders of our Series B preferred stock have voting rights that are the same as the voting rights of holders of our common stock, which effectively dilutes the voting power of the holders of the common stock.  Holders of shares of Series B preferred stock are entitled to one vote per share of Series B preferred stock on all matters upon which holders of the common stock of the Company are entitled to vote.  Therefore, without converting the shares of Series B preferred stock, the holders thereof enjoy the same voting rights as if they held an equal number of shares of common stock, as well as the liquidation preference described above.  In addition, without the approval of holders of a majority of the outstanding shares of Series B preferred stock voting as a class, we are prohibited from (i) authorizing, creating or issuing any shares of any class or series ranking senior to the Series B preferred stock as to liquidation rights; (ii) amending, altering or repealing our Articles of Incorporation if the powers, preferences or special rights of the Series B preferred stock would be materially adversely affected; or (iii) becoming subject to any restriction on the Series B preferred stock other than restrictions arising solely under the Utah Act or existing under our Articles of Incorporation as in effect on June 1, 2001.  As of September 30, 2008, the total outstanding shares of Series B Preferred stock of 10,999 could convert into a maximum of 113,783 shares of common stock.

Item 1B.    Unresolved Staff Comments

We received no written comments from the Commission staff that remain unresolved regarding periodic or current reports under the Exchange Act in the 180 days prior to September 30, 2008.

Item 2.    Properties

Our headquarters and monitoring facility are housed in 11,400 square feet of space located at 150 West Civic Center Drive, Sandy, Utah.  Monthly lease payments are approximately $17,600 per month. We moved into these facilities during the fourth fiscal quarter of 2005.  During November 2008, the Company renewed 8,106 square feet this lease which will expire on November 30, 2013.  The lease payment will decrease from approximately $17,600 to $15,400 per month.  In addition, the Company signed an additional lease to provide 6,152 square feet of warehousing and pallet shipping functions and capabilities.  The facility is located at 9716 South 500 West, Sandy, Utah 84070.  Monthly lease payments are approximately $5,200 per month.  Management believes that these facilities are sufficient to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert: A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company answered the complaint, denying Plaintiffs allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC):  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device and method for processing data from the device ("'122 patent"), in which the Company holds all rights and interests.  STOP moved to dismiss the original complaint and also filed an answer and counterclaim.  The motion to dismiss was granted with leave to amend.  The Company filed an amended complaint on August 5, 2008.  The amended complaint seeks damages for infringement according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP's counterclaim is for declaratory relief, seeking a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid. The Company filed an answer to the counterclaim.  The Company intends to vigorously prosecute its claims and defend against the counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Strategic Growth International, Inc., v. RemoteMDx.  In December 2008, the Company verbally agreed to settle a lawsuit with Strategic Growth International, Inc. in consideration of the issuance of 1,200,000 restricted shares of the Company’s common stock valued at $360,000, or $0.30 per share and $25,000 in cash.  The shares will have piggyback registration rights and be protected against any potential reverse stock splits.  The Company has accrued $385,000 to settle this lawsuit.

Frederico and Erica Castellanos, v. Volu-Sol, Inc.  On August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County.  The complaint names twenty-four defendants and one hundred unnamed Doe defendants.  The complaint asserts claims for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, breach of implied warranties, and loss of consortium based on Mr. Castellanos' alleged exposure to certain chemicals during the course of his employment.  One of the original named defendants was Logos Scientific, Inc.  On September 4, 2008, Plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1.  Volu-Sol, Inc. was the original name of RemoteMDx, Inc.  The Company intends to vigorously defend itself against Castellanos’ claims.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Thomas Natale, et al. v. RemoteMDx.  This suit was filed against the Company and other defendants, including ADP Management Corp., James Dalton and David Derrick in the United States District Court for the Eastern District of Tennessee on August 18, 2008 for non-payment of certain obligations.  The Plaintiff has alleged that the Defendants owe him certain back amounts of bonuses, interest and note payables. Management has been advised that a similar action has been filed by Edward Boling. The Company has answered the complaint and discovery is ongoing. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

SecureAlert, v. David Ezell, et al.  The Company has filed a claim against David Ezell and several related entities for breach of contract, unjust enrichment, conversion, and punitive damages, and seeks approximately $290,810 in damages, as well as other amounts to be proven at trial.  The case is in the discovery stage.  After consultation with legal counsel, the Company has not accrued for any potential recovery or any material loss associated with this claim.

Informal Inquiry.  As voluntarily disclosed in prior reports filed by the Company with the SEC commencing with its quarterly report for the fiscal quarter ended March 31, 2008, the Company was advised by letter from the SEC, Salt Lake District Office in March 2008, that the SEC had begun an informal inquiry regarding the Company.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  There were no material developments in this matter during the most recent fiscal quarter ended September 30, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended September 30, 2008.  Subsequent to the year-end, as previously reported in a Current Report on Form 8-K, the Company held its annual shareholder meeting on October 28, 2008.  At this meeting, the following matters were considered and voted upon by the shareholders of the Company:

•	Election of six directors;

•	Approval of an amendment to the Articles of Incorporation of the Company, changing the name of the Company to SecureAlert, Inc.;

•	Ratification of the selection of Hansen Barnett & Maxwell, P.C. as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2008.

A total of 87,229,775 shares (approximately 58%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.              For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
David Derrick	87,016,137	213,638
James Dalton	87,008,148	221,627
Robert Childers	87,016,148	213,627
David Hanlon	87,016,148	213,627
Peter McCall	86,968,098	261,677
Larry Schafran	86,976,098	253,677

2.	For the amendment to the Articles of Incorporation changing the corporate name to SecureAlert, Inc., as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
85,677,576	77,446	1,474,753

The Company intends to file the amendment effecting the change of name to SecureAlert, Inc. as soon as practical.

3.	For the ratification of the audit committee of the Board’s selection of Hansen Barnett & Maxwell, P.C. as the independent certified public accountants of the Company for fiscal year 2008 as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
87,093,497	81,945	54,333

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

	High	Low
Fiscal Year 2007
First Quarter	$1.63	$1.51
Second Quarter	$1.54	$1.40
Third Quarter	$1.69	$1.60
Fourth Quarter	$2.84	$2.40

Fiscal Year 2008
First Quarter	$4.22	$2.72
Second Quarter	$4.09	$1.00
Third Quarter	$1.84	$1.47
Fourth Quarter	$1.52	$1.11

Holders

As of December 1, 2008, there were approximately 3,000 holders of record of the common stock and 155,881,260 shares of common stock outstanding. We also have 19 shares of Series A preferred stock outstanding, held by one stockholder, convertible into a minimum of approximately 7,178 shares of common stock, as well as 10,999 shares of Series B preferred stock outstanding held by six stockholders, that at present are convertible into approximately 113,783 shares of common stock.  We also have granted options and warrants for the purchase of approximately 21,725,451 shares of common stock.  As discussed elsewhere in this Report, we may be required to issue additional shares of common stock or preferred stock to pay accrued dividends, or to comply with anti-dilution adjustments to the conversion rights of present or former preferred stockholders.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  The Series A Preferred Stock accrues dividends at the rate of 10% annually, which may be paid in cash or additional shares of preferred or common stock, at our option.  To date all such dividends have been paid by issuance of preferred stock, valued at $200 per share of preferred.  We are not required to pay and do not pay dividends with respect to the Series B Preferred Stock.  During the years ended September 30, 2008 and 2007, the Company recorded $345,356 and $550,603 in stock dividends paid on Series A and C Preferred Stock, respectively.

Dilution

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Authorized Capital Increased

As of September 30, 2008, the Company was authorized to issue 175,000,000 shares of common stock.  Subsequent to the fiscal year 2008, the holders of a majority of the issued and outstanding shares of the Company’s common stock consented in writing to an increase of the authorized shares from 175,000,000 to 250,000,000.  The Company intends to file Amended Articles of Incorporation for the Company to effect the increase in the number of authorized shares as soon as reasonably practical.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The RemoteMDx, Inc. Common Stock Performance Graph compares total shareholder returns of the Company since July 10, 2004, to two indices: the NASDAQ Composite Index and the RDG SmallCap Technology Index.  The total return calculations assume the reinvestment of dividends, although dividends have never been declared for the Company’s common stock, and are based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period.

The Company’s common stock is traded on the Over-the-counter Bulletin Board. The Company’s stock price on the last trading day of its fiscal year, September 30, 2008, was $1.20.

Recent Sales of Unregistered Securities

During the year ended September 30, 2008, we issued 28,541,175 shares of common stock without registration of the offer and sale of the securities under the Securities Act, as follows:

Shares Issued Pursuant to Acquisitions

•
650,000 shares valued at $2,599,500 were issued in December 2007 pursuant to acquisitions.  The recipients of these shares represented in the original acquisition agreements that they were accredited investors as defined in Rule 501 under the Securities Act.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D and Rule 506.  There were no non-accredited investors involved in this issuance.

Shares Issued in Connection with Line of Credit Agreement

•
360,000 shares were issued in March 2008 to certain entities who provided letters of credit in connection with the Company’s line of credit with Citizen National Bank. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The entities and their respective owners, officers and directors were accredited investors. There were no non-accredited investors involved in this issuance of shares.

Shares Issued to Employees, Consultants and Vendors for Products and Services

•
6,710,000 shares valued at $10,552,300 were approved for issuance to employees and officers of the Company as consideration for services rendered to the Company during fiscal year 2008.  Additionally, 1,000,000 shares of restricted common stock valued at $1,520,000, or $1.52 per share were issued to an officer for deferred compensation.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of these shares were officers or employees of the Company at the time of the issuance and each was an accredited investor.

•
400,000 shares valued at $704,000 were issued in May 2008 to an independent consultant for consulting services provided to the Company.  These consulting services consisted of aiding in the settlement of a vendor dispute.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

•
1,025,000 shares valued at $3,068,285 were issued in April 2007 to seven unaffiliated entities for product design services.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Shares Issued in Settlement

•
325,000 shares valued at $572,000 were issued in May 2008 to Onyx Consulting Group (“Onyx”) to settle amounts owed due to a public relations contract. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction in settlement of amounts owed or that may be owed as royalty payments, and there was no public offering of securities.  Onyx is an accredited investor.  No general solicitation or general advertising was made or done in connection with the issuance of the shares.

Shares Issued Upon the Conversion of Preferred Stock

•
15,000 shares of common stock were issued upon conversion of the Company’s Series B Preferred stock in October 2007.  Each share of Series B Preferred stock is convertible at any time into shares of common stock.  The number of shares of common stock into which each share of Series B Preferred stock may be converted is determined by dividing the original purchase price paid per share of Series B Preferred stock, namely $3.00, by the conversion price.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common shares were accredited investors and were already security holders of the Company.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuances, and no cash consideration was paid in connection with the conversion of the preferred stock.

Shares Issued Upon the Conversion of SecureAlert Series A Preferred Stock

•
7,434,249 shares of common stock were issued upon redemption of SecureAlert Series A Preferred stock in March 2008. In addition, 825,893 shares of common stock were issued for SecureAlert Series A Preferred stock dividends.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares of common stock were issued to individuals who were already security holders of the Company and were issued pursuant to the terms of the rights and preferences of the preferred class of securities being converted.  These shares were issued pursuant to a privately negotiated transaction.  There was no public offering of securities, and no general solicitation or general advertising was made or done in connection with the issuances.  No cash consideration was paid in connection with the conversion of the preferred stock.

Shares Issued on Revalue Rights

•
100,000 shares of Common stock were issued as a penalty to Borinquen Container Corp. (“Borinquen”) for the Company’s failure to register shares Borinquen purchased in a private placement. These shares of common stock were issued without registration under the Securities Act in reliance on Section 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Borinquen represented to the Company that it was an accredited investor and was already a security holder of the Company.

Shares Issued in Private Placements

•
In March and September 2008, 6,077,219 shares were issued to Futuristic Medical Devices, LLC, Advance Technology Investors, LLC, and Borinquen investors for $5,057,914 in cash in a private placement of common stock. The initial issuance of the shares of common stock and the warrants were effected without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  Each investor signed a purchase agreement in which the investor made representations to the Company that included being an accredited investor, and purchasing for the investor’s own account and not with a view to distribute the shares.  There was no public offering of securities.  No general solicitation or general advertising was made or done in connection with the issuance, and the shares and warrants were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

Shares Issued Upon Exercise of Warrants

•
3,618,814 shares were issued upon the exercise of options and warrants between October 2007 and September 2008.  The exercise prices ranged from $0.54 to $1.73 per share.  The warrants had been granted in connection with services rendered to the Company.   These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to privately negotiated transactions with individuals and entities that had provided services to the Company.

In addition to the information provided above, the Company notes that the recipients of the shares in each of the above transactions were accredited investors and/or current stockholders, affiliates, employees, or service providers to the Company.  Each had a pre-existing relationship with the Company, was provided with the information available in the Company’s public filings and, where indicated, represented itself to be an accredited investor.  The transactions described above did not involve any public solicitation or similar activity by the Company and each transaction was a private transaction in which the recipient was advised that the shares issued were restricted shares, not freely transferable, and subject to the restrictions against resale of federal and applicable state securities laws.  The certificates issued representing the shares in each case contained a restrictive legend, advising that the resale of the securities was subject to registration under the Securities Act or an exemption from the registration provisions of such act.  In entering into these transactions the Company relied on exemptions available for offers and sales of securities not involving a public offering, including, without limitation, the exemptions from the registration requirements provided under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 6.    Selected Financial Data

Due to the divestiture of our medical stains and solutions business during fiscal year 2008, we now operate as one reportable business segment, offender tracking and monitoring. Our financial results have been adjusted to reflect the reclassification of sales and related expenses in our former stains and solutions segment to "discontinued operations" for all periods presented. Further information on this can be found in Note (2) to the Consolidated Financial Statements herein under "Discontinued Operations."

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes thereto that are included in this Report.

	Fiscal Year Ended September 30,
	2004	2005	2006	2007	2008
Consolidated Statements of Operations:
Revenues
TrackerPAL device sales	$-	$-	$32,751	$2,866,432	$2,300,000
Monitoring services	-	-	89,914	3,687,935	10,013,311
Home and personal security systems and other	556,338	289,236	268,935	60,842	90,366
Total Revenues	556,338	289,236	391,600	6,615,209	12,403,677
Cost of revenues	(796,565)	(437,224)	(569,664)	(13,396,163)	(13,108,990)
Negative margin	(240,227)	(147,988)	(178,064)	(6,780,954)	(705,313)
Selling, general and administrative	(4,051,350)	(7,080,573)	(15,649,099)	(15,586,852)	(36,466,678)
Research and development	(205,341)	(1,766,791)	(2,087,802)	(4,564,121)	(4,811,128)
Impairment of inventory	(30,358)	-	-	-	-
Impairment of goodwill	(1,321,164)	-	-	-	-
Loss from operations	(5,848,440)	(8,995,352)	(17,914,965)	(26,931,927)	(41,983,119)
Other income (expense)	(742,682)	(2,024,792)	(5,814,558)	900,038	(7,189,819)
Net loss from continuing operations	(6,591,122)	(11,020,144)	(23,729,523)	(26,031,889)	(49,172,938)
Discontinued operations	184,411	36,455	(68,222)	(338,682)	(414,112)
Net loss	(6,406,711)	(10,983,689)	(23,797,745)	(26,370,571)	(49,587,050)
Dividends on Series A Preferred stock	(525,800)	(512,547)	(642,512)	(550,603)	(345,356)
Net loss attributable to common stockholders	$(6,932,511)	$(11,496,236)	$(24,440,257)	$(26,921,174)	$(49,932,406)
Net loss per common share, basic and diluted	$(0.25)	$(0.33)	$(0.44)	$(0.26)	$(0.36)
Weighted average common shares outstanding	28,217,000	34,318,000	55,846,000	102,826,000	140,092,000

	As of September 30,
	2004	2005	2006	2007	2008
Consolidated Balance Sheets:
Assets
Cash	$52,342	$289,680	$5,870,040	$4,803,871	$2,782,953
Accounts receivable	180,000	8,672	88,289	4,396,093	1,441,853
Inventory	40,850	12,811	-	-	-
Prepaid expenses	11,821	26,754	2,492,994	290,922	224,842
Other current assets	176,361	180,103	15,604	605,174	555,385
Other current assets from discontinued operations	129,283	262,832	194,410	933,755	-
Total current assets	590,657	780,852	8,661,337	11,029,815	5,005,033
Property and equipment, net of depreciation	110,531	377,610	1,321,995	1,380,192	1,581,558
Leased equipment, net of depreciation	-	-	2,139,685	3,739,474	1,349,146
Other assets	2,701	33,505	46,641	36,632	5,074,960
Other assets from discontinued operations	4,915	4,477	22,408	50,576	-
Total assets	$708,804	$1,196,444	$12,192,066	$16,236,689	$13,010,697

Liabilities and Stockholders’ Equity
Line of credit	$175,000	$174,898	$3,897,111	$3,858,985	$3,462,285
Accounts payable	656,043	1,333,620	1,681,040	3,032,223	2,059,188
Accrued liabilities	429,555	642,181	361,753	1,288,513	1,781,267
Redeemable common stock payable	196,000	96,000	-	-	-
Convertible debentures, current portion	-	1,262,366	-	-	-
Embedded derivative liability	-	1,860,626	-	-	-
SecureAlert Series A Preferred stock redemption obligation	-	-	-	-	3,244,758
Related-party notes and line of credit, current portion	-	255,472	44,549	-	792,804
Other current liabilities	539,234	17,539	38,694	1,314,247	21,343
Notes payable, current portion	789,176	287,343	169,676	169,676	465,664
Current liabilities from discontinued operations	73,490	68,273	58,043	69,186	-
Total current liabilities	2,858,498	5,998,318	6,250,866	9,732,830	11,827,309
Convertible debentures, long-term portion	1,106,412	421,570	-	-	-
Related-party notes and line of credit, long-term portion	222,546	-	-	239,763	-
Notes payable, long-term portion	-	-	-	-	1,147,382
Total liabilities	4,187,456	6,419,888	6,250,866	9,972,593	12,974,691

Minority interest	-	-	-	1,396,228	-

SecureAlert Series A Preferred stock	-	2,990,000	3,590,000	3,590,000	-

Common stock	3,140	4,513	8,013	12,734	15,588
Preferred stock, Series A	2	3	2	1	1
Preferred stock, Series B	184	137	5	1	1
Preferred stock, Series C	-	-	553	-	-
Additional paid in capital	66,329,339	76,113,623	111,718,090	142,238,576	186,203,084
Deferred compensation	(331,312)	(3,363,126)	(2,649,088)	(7,468,998)	(3,498,672)
Subscription receivable	-	(504,900)	-	(407,500)	-
Retained earnings	(63,073,294)	(69,480,005)	(82,928,630)	(106,726,375)	(133,096,946)
Current earnings	(6,406,711)	(10,983,689)	(23,797,745)	(26,370,571)	(49,587,050)
Total stockholders’ equity	(3,478,652)	(8,213,444)	2,351,200	1,277,868	36,006
Total liabilities and stockholders’ equity	$708,804	$1,196,444	$12,192,066	$16,236,689	$13,010,697

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader better understand RemoteMDx, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2008 and 2007 and the accompanying notes thereto contained in this Report. This introduction summarizes MD&A, which includes the following sections:

•	Overview - a general description of our business and the markets in which we operate; our objectives; our areas of focus; and challenges and risks of our business.

•	Recent Developments – a brief description of business developments occurring after the year ended September 30, 2008 and prior to the filing of this Report.

•	Results of Operations - an analysis of our consolidated results of operations for the last two fiscal years presented in our consolidated financial statements.

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

Overview

The Company markets and deploys what it believes to be the most advanced offender management programs available in the global marketplace today, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and comprehensive case management services.  We believe that we deliver the only offender management technology which effectively integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single device, deployable on offenders in any country worldwide. Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals alike with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects accountable opportunities “free from prison” while providing for greater public safety at a lower cost to incarceration or traditional resource-intensive monitoring alternatives.

TrackerPAL I & II – The TrackerPAL™ portfolio of products, e-Arrest beacons and monitoring services are uniquely designed to create “Jails without Walls,” customizable by offender types such as domestic abusers, sexual predators, gang members, pre-trial defendants, and juvenile offenders.  Our proprietary software and device firmware also support the dynamic accommodation of agency-established monitoring protocols, 95-decibal siren, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  TrackerPAL is designed for use by federal, state and local agencies to provide location tracking of select individuals in the criminal justice system.  The TrackerPAL device fastens to the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can only be adjusted or removed without detection by a supervising officer through services provided by our SecureAlert Monitoring Center (or other monitoring centers). The Company’s center acts as an important link between the offender and the supervising officer as monitoring center specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  An intelligent device with integrated computer circuitry and constructed from case-hardened plastics, the TrackerPAL unit promptly notifies the monitoring center if any attempt is made to remove or otherwise tamper with the device or optical strap housing.

According to the latest available Bureau of Justice Statistics (2007), it is estimated that approximately 7,235,728 people were either incarcerated, on parole or on probation. The report also indicates that the average cost of incarcerating an inmate ranges from $65 to $175 per day dependent upon facility type, security level, amenities and jurisdiction.  Moreover, with ever-growing economic pressures, we believe that these costs are unsustainable with ongoing state and federal budget reductions, facility-specific overcrowding concerns, increased rehabilitation imperatives and politicized re-socialization agendas. Thus, electronic monitoring alternatives to incarceration for low to moderate risk offenders (adult and juveniles), early release for good behavior initiatives, work release programs, sentencing diversions and accelerated halfway house deployments are all being strongly encouraged and seriously considered by most legislative and judicial branches of government.  For approximately 10% to 15% of the traditional costs of incarceration, our TrackerPAL monitoring center and patented devices can monitor offenders continuously, while providing real-time location tracking, interactive voice access and intervention-biased contact, thus reducing the potential for subsequent or repeat offenses.  A growing number of jurisdictions are also embracing “offender pay,” “parent pay” and/or “partial pay” programs wherein the burden of the tracking and monitoring costs is shifted in whole or part directly to the offender or a responsible party, and thus permanently defrayed from tax payer obligation.  We estimate that approximately 20% of our gross revenues currently derive from offender payments directly under court order and threat of re-incarceration for non-payment; with the cost of non-compliance being reincarceration, the majority of these accounts remain in compliance. This aspect of our business is growing significantly and we expect that it will continue to outpace traditional tax-payer obligated payment programs.

Strategically, and in support of ever-growing rehabilitation and re-socialization efforts, the Company has adopted a broader services charter to further support and encourage many evolving rehabilitation initiatives. Our “C.A.R.E.” programs support Corrections and Accountability objectives in concert with Rehabilitation and Empowerment agendas. Specifically, our technology facilitates a stringent protocol enforcement capability, incorporating restricted movement provisions, coupled with enablement of positive reinforcement communications, all in support of social worker interactions, ongoing ministry options and proactive access by authorized counselors and/or sponsors.  We believe that our programs are uniquely positioned to allow for regular, frequent, and positive interactions and daily affirmations with offenders, as they strive to again become responsible and contributing members of society, while living within the virtual “electronic fence” boundaries established through our proprietary technologies.

Recent Developments

Subsequent to the year ended September 30, 2008, we entered into several material transactions that are not reflected in the results of operations for fiscal year 2008, as follows:

•
On November 17, 2008, the Company’s Chief Financial Officer and Chief Operating Officer Blake Rigby resigned from his positions with the Company to pursue other interests.  He had served in the position since June 2008. No severance or other obligations were incurred by the Company in connection with the departure of Mr. Rigby.

•
Effective November 20, 2008, the Board of Directors of the Company appointed John L. Hastings, III to the additional position of Chief Operating Officer, recently vacated by Mr. Rigby.  Mr. Hastings also continues to serve as the Company’s President.  No change was made in the compensation of Mr. Hastings in connection with this expanded role.

•
Also effective November 20, 2008, the Board of Directors of the Company appointed Michael G. Acton to the position of Chief Financial Officer.  He previously served as the Company’s Chief Financial Officer from March 2001 until June 2008.  From 1999 until present, Mr. Acton serves as the Company’s Secretary-Treasurer.  He is a Certified Public Accountant in the State of Utah. Mr. Acton also is the Chief Financial Officer of Volu-Sol, a former subsidiary of the Company.

•
The Company’s subsidiary SecureAlert down-sized its workforce by approximately 21% (26 persons) during the first two weeks of November 2008 as part of a restructuring plan which began in October 2008. The Company implemented this restructuring with the goal of increasing operating efficiencies while reducing operating expenses and improving gross margins and cash flows during the fiscal year ending September 30, 2009.

•
On November 21, 2008, the Company borrowed $1,000,000 from its Chief Executive Officer and Chairman, David G. Derrick, pursuant to a Promissory Note (the “Note”). This unsecured loan is intended to bridge the device procurement, accelerated and expanded manufacturing and short-term financial needs of the Company until the completion of a private round of debt financing, which is presently being conducted by the Company.  Terms of the transaction are consistent with the terms offered to third-party financing sources in recent transactions.  The Note bears interest at an annual percentage rate of 15% and is due and payable the earlier of the receipt of a minimum of $1,000,000 in new financing, or seventy-five (75) days from origination.  Net proceeds to the Company after payment of a 5% initiation fee paid to Mr. Derrick were $950,000.  The Company also agreed to issue 100,000 shares of common stock to Mr. Derrick as additional consideration for extending the loan to the Company.  As of the date of this Report, the 100,000 shares of common stock had not yet been issued.  The Company may prepay the Note at any time without penalty or further interest obligation.  The transaction was reviewed and approved by the Audit Committee of the Company’s Board of Directors.

•	On November 21, 2008, the Company received AT&T certification allowing the TrackerPAL product to be used on the AT&T network.

•
In December 2008, the Company verbally agreed to settle a lawsuit with Strategic Growth International, Inc. for 1,200,000 restricted shares of the Company’s common stock valued at $360,000, or $0.30 per share and $25,000 in cash.  The shares have piggyback registration rights and are protected against any potential reverse stock splits.

•
In December 2008, the Company received written consents from the holders of a majority of the issued and outstanding shares of the Company’s capital stock required to increase the number of authorized shares of the Company from 175,000,000 to 250,000,000.

•
The Company issued 350,000 shares of restricted common stock for cash proceeds of $100,000, or approximately $0.29 per share.  Additionally, the Company issued 1,800,000 shares of restricted common stock to settle or satisfy accounts payable balances with two vendors.

•
On December 22, 2008, Mr. Derrick rescinded 1,500,000 shares of common stock which were granted in April 2008 valued at $2,325,000.  Additionally, Mr. Derrick also rescinded 1,000,000 warrants that were vested during the fiscal year ending September 30, 2008 valued at $1,934,162.

•
On December 22, 2008, Mr. Hastings rescinded 250,000 shares of common stock which were granted in June 2008 valued at $387,500.  Additionally, Mr. Hastings also rescinded 250,000 warrants that were vested during the fiscal year ending September 30, 2008 valued at $337,113.

Results of Operations

The following table summarizes our consolidated operating results as a percentage of net sales, respectively, for the periods indicated:

Fiscal Year Ended September 30,

Consolidated Statements of Operations Data:	2006	2007	2008

Net revenues	100%	100%	100%
Cost of revenues	(145)%	(203)%	(106)%
Negative margin	(45)%	(103)%	(6)%

Operating expenses:
Selling, general and administrative expenses	(3,997)%	(236)%	(294)%
Research and development	(533)%	(69)%	(39)%
Loss from operations	(4,575)%	(408)%	(339)%

Other income (expense):	(1,485)%	14%	(58)%
Loss from continuing operations	(6,060)%	(394)%	(397)%
Discontinued operations	(17)%	(5)%	(3)%
Net Loss	(6,077)%	(399)%	(400)%

Fiscal Year 2008 compared to Fiscal Year 2007

[Note: during the year ended September 30, 2008, the Company divested itself of its subsidiary Volu-Sol Reagents Corporation (“Volu-Sol”). As a result, the Company now operates in one segment.  Unless otherwise indicated, the results of operations for all periods in this Report have been adjusted to reflect continuing operations only.  See Note (2) – Discontinued Operations in the Company’s Consolidated Financial Statements included in this Report.]

Revenues

During the fiscal year ended September 30, 2008, the Company had net revenues of $12,403,677 compared to net revenues of $6,615,209 for the fiscal year ended September 30, 2007.  This increase of approximately 88% is due primarily to increased revenues from the lease of our TrackerPAL products and related monitoring services.

During the year ended September 30, 2008, our SecureAlert subsidiary provided net revenues of $7,333,659 compared to net revenues of $6,615,209 for the year ended September 30, 2007, an increase of approximately 11%.  These fiscal year ended 2008 revenues from SecureAlert of $7,333,659 consisted of $2,300,000 from the sale of offender tracking devices, $4,943,293 from monitoring services, and $90,366 from home and personal security systems and other miscellaneous revenues.  The first units of TrackerPAL I began to be delivered during the second quarter of fiscal year 2006.  Delivery of TrackerPAL II devices were introduced in August 2008.

On December 1, 2007, the Company acquired Midwest Monitoring.  For the year ended September 30, 2008, Midwest Monitoring had revenues of $2,799,914.  These revenues consisted of $2,522,314 from the monitoring of offender tracking devices and $277,600 from the sale of equipment.

On December 1, 2007, the Company acquired Court Programs. For the ten months ended September 30, 2008, Court Programs had revenues of $2,270,104 from the monitoring of offender tracking devices and parolee services.

During the year ended September 30, 2007, the Company delivered TrackerPAL devices to distributors with a sales value of $1,300,000 in transactions that did not meet the requirements of EITF 00-21 and SAB 104 for revenue recognition.  This revenue was deferred and recognized during the year ended September 30, 2008, when all revenue recognition criteria were met.

Cost of Revenues

During the fiscal year ended September 30, 2008, cost of revenues totaled $13,108,990, compared to cost of revenues in fiscal 2007 of $13,396,163.  This decrease is due primarily to a royalty expense incurred during the fiscal year 2007 that was terminated in July and August 2007.  SecureAlert’s cost of revenues totaled $10,007,725 or approximately 136% of SecureAlert’s revenues in fiscal year 2008, compared to $13,396,163, or 203%, of SecureAlert’s revenues in 2007.  SecureAlert’s cost of revenues in fiscal year 2008 consisted of communication costs of $2,939,790, monitoring center costs of $2,042,774, device costs of $1,675,212, amortization of $745,894, disposal of units of $570,948, utilization costs of $470,227, commissions of $434,285, tools and accessories of $298,706, device enhancements of $148,515, warranty of $220,758, freight of $222,034, lease of $72,965, battery related issues of $70,638, location of $52,895, other electronic monitoring costs of $29,031,and home security and PERS costs of $13,053.  The disposal of units with a cost of $570,948 relates primarily to the water ingression and strap design problems experienced by the Company.

The Company expects the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to the following reasons:  (1) The Company has attained AT&T certification which is expected to result in lower communication costs, and (2) Further development of the Company’s proprietary software will enable each operator to monitor more devices resulting in lower monitoring center costs.

Midwest Monitoring’s cost of revenues totaled $1,630,823, or 58%, of Midwest Monitoring’s revenues for the ten months ended September 30, 2008.  Court Program’s cost of revenues totaled $1,470,442, or 65%, of Court Program’s revenues for the ten months ended September 30, 2008.

The Company recognized $952,341 of costs during the year ended September 30, 2008 that related to deferred costs from deferred device sales.

Amortization of $745,894 recorded during the year ended September 30, 2008 is based on a three-year useful life for TrackerPAL devices.  Devices that are leased or remain in the Company’s possession because they have not been sold are amortized over three years.  The Company believes this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

Communication costs of $2,939,790 primarily refer to the costs associated with Subscriber Identity Modules (“SIM”).  Embedded in each TrackerPAL device is a SIM, which enables the device to transfer voice and data information to a monitoring center.  We incur a monthly charge for each SIM, regardless of whether or not the associated device generates revenue because the SIM cards are ordered and inserted into devices before the devices are sold or leased.

Research and Development Expenses

During the fiscal year ended September 30, 2008, the Company incurred research and development expenses of $4,811,128 compared to similar expenses in fiscal year 2007 totaling $4,564,121. This increase is due primarily to expenses associated with the development of the TrackerPAL II device for the parolee market.  We anticipate research and development expenses to decrease in future periods.

Selling, General and Administrative Expenses

           During the fiscal year ended September 30, 2008, the Company’s selling, general and administrative expenses totaled $36,466,678, compared to $15,586,852 for the fiscal year ended September 30, 2007. This increase of $20,879,826 is the result of an increase in advertising and marketing of $54,062, amortization of $45,200, automobile of $103,466, consulting of $17,339,667, depreciation of $164,167, insurance of $108,541, legal of $738,729, office expense of $36,800, payroll and taxes of $1,716,849, postage of $28,992, rent and storage of $125,088, telephone of $143,585 travel of $715,455, and utilities of $45,117 and other selling, general and administrative expenses of $144,514.  These increases in selling, general and administrative expenses were offset, in part, by decreases in the following: bad debt expense of $43,448, contract labor of $105,296, investment relations of $91,514, lease of $116,041, outside services of $173,538, training of $46,262, and other selling, general and administrative expenses of $54,307.  Consulting expense for the year ended September 30, 2008 was $23,608,063 compared to $6,268,396 for the year ended September 30, 2007, an increase in consulting expense of $17,339,667.  Consulting expense for the year ended September 30, 2008 of $23,608,063 consisted of $1,138,628 in cash and $22,469,435 in non-cash compensation.  Non-cash compensation of the $22,469,435 consisted of stock and warrants issued to vendors of $2,155,331, board of directors of $3,468,084, executive officers and employees of $15,185,020, and settlement of lawsuits of $1,661,000.

Gain on Sale of Intellectual Property

During the fiscal year ended September 30, 2007, the Company sold three patents for a total of $2,400,000.  These patents were as follows:  Interference Structure for Emergency Response System Wristwatch (No. 6,366,538 issued on April 2, 2002), Emergency Phone for Automatically Summoning (No. 6,226,510 issued on May 1, 2001), and Panic Button Phone (No. 6,044,257 issued on March 28, 2000).  During the fiscal year ended September 30, 2008, the Company sold Patent Number 6,636,732, Emergency Phone with Single Button Activation, to an unrelated party for cash proceeds of $2,400,000.

Other Income and Expense

For the fiscal year ended September 30, 2008, interest expense was $1,566,542, compared to $1,198,573 for fiscal year 2007. This amount includes non-cash interest expense of approximately $865,568 related to amortization of deferred financing costs associated with warrants and shares of common stock issued for prepaid interest.

During the year ended September 30, 2008, the Company redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,372,566.

Net Loss

The Company had a net loss for the year ended September 30, 2008 totaling $49,587,050, compared to a net loss of $26,370,571 for fiscal year 2007.  This increase is due primarily to expenses associated with the development of the TrackerPAL device for parolees, and related increases in cost of revenues, and non-cash compensation expense issued to vendors, board of directors, officers and employees, and in connection with the settlement of lawsuits.

Fiscal Year 2007 compared to Fiscal Year 2006

Revenues

During the fiscal year ended September 30, 2007, the Company had net revenues of $6,615,209 compared to net revenues of $391,600 for the fiscal year ended September 30, 2006, an increase of $6,223,609.  This increase is due primarily to increased revenues from the sale or lease of our TrackerPAL products and related monitoring services.  The first units were delivered during the first quarter of fiscal year 2007.  During the year ended September 30, 2007, our SecureAlert subsidiary provided net revenues of $6,615,209 compared to net revenues of $391,600 for the year ended September 30, 2006, an increase of approximately 1,589%.  These revenues consisted of $2,866,432 from the sale of offender tracking devices, $3,687,935 from monitoring services, and $60,842 from home and personal security systems.

During the year ended September 30, 2007, the Company delivered TrackerPAL devices to distributors with a sales value of $1,300,000 in transactions that did not meet the requirements of EITF 00-21 and SAB 104 for revenue recognition.  This revenue was deferred and recognized in future periods.

Cost of Revenues

During the fiscal year ended September 30, 2007, cost of revenues totaled $13,396,163, compared to cost of revenues in fiscal 2006 of $569,664. This increase is due primarily to the increase in revenues from TrackerPAL commencing in the first quarter of fiscal year 2007.  SecureAlert’s cost of revenues totaled $13,396,163, or 203%, of its revenues in 2007, compared to $569,664, or 145%, for fiscal 2006.  SecureAlert’s cost of revenues consisted of device costs of $2,957,787, monitoring center costs of $1,782,490, communication costs of $3,088,283, disposal of units of $472,132, commissions of $262,655, device enhancements of $194,704, home security and PERS costs of $139,162, royalty settlement expense of $2,767,010, amortization of $1,286,401, accessories of $80,904, and location and other costs of $364,635.  The disposal of units with a cost of $472,132 relates primarily to the water ingression and strap design problems experienced by the Company.

As indicated above, $1,300,000 of device deliveries did not meet the requirements of EITF 00-21 and SAB104 for revenue recognition.  The corresponding cost of revenues is $952,341.  These costs were recognized during fiscal year 2008.

The Company previously had entered into two agreements requiring it to pay royalties on devices in service with customers.  During the year ended September 30, 2007, the Company terminated these agreements and settled past and future royalty obligations under these agreements for a total of 1,788,520 shares of common stock valued at $2,647,010 and $120,000 in cash, for total consideration of $2,767,010.  The terms of each agreement and the termination thereof are discussed below.

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

Communication costs primarily refer to the costs associated with Subscriber Identity Modules (“SIM”).  Embedded in each TrackerPAL device is a SIM, which enables the device to transfer voice and data information to a monitoring center.  We incur a monthly charge for each SIM, regardless of whether or not the associated device generates revenue because the SIM cards are ordered and inserted into devices before the devices are sold or leased.

Research and Development Expenses

During the fiscal year ended September 30, 2007, the Company incurred research and development expenses of $4,564,121 compared to similar expenses in 2006 totaling $2,087,802. This increase is due primarily to expenses associated with the development of the TrackerPAL device for the parolee market.  In addition, research and development expenses for the year ended September 30, 2007 include $1,454,784 in monitoring equipment disposed of that was initially used as test units and had served its useful life.  The Company does not expect to dispose of a significant number of test units in the future.  We expect research and development expenses to continue in the future due to ongoing research and development related to our TrackerPAL device and accessories.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2007, the Company’s selling, general and administrative expenses totaled $15,586,852, compared to $15,649,099 for the fiscal year ended September 30, 2006. This decrease of $62,247 is the result of an increase in advertising of $38,858, automobile of $54,677, bad debt expense of $313,949, board of directors fees paid in shares of common stock valued at $110,000, depreciation of $351,809, insurance of $323,953, equipment lease expense of $154,709, office expense of $70,784, outside services of $62,566, payroll and payroll taxes of $1,278,647, rent of $91,101, supplies of $24,952, telephone of $133,866, training of $70,561, travel of $580,652, and other selling, general and administrative expenses of $131,670.  These increases in selling, general and administrative expenses were offset, in part, by decreases in the following: commissions of $56,250, consulting expense of $3,223,396, investment relations and banking fees of $411,934, legal fees of $114,538, and other selling, general and administrative expenses of $48,883.  Selling, general and administrative expenses of $15,586,852 for the year ended September 30, 2007 included $8,074,126 of non-cash expense primarily related to the issuance of warrants and shares to consultants for services provided to the Company.

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

Other Income and Expense

For the fiscal year ended September 30, 2007, interest expense was $1,198,573, compared to $6,541,074 for fiscal year 2006. The $1,198,573 includes non-cash interest expense of approximately $396,019 related to amortization of deferred financing costs associated with warrants and shares of common stock issued for prepaid interest.

Net Loss

The Company had a net loss for the year ended September 30, 2007, totaling $26,370,571, compared to a net loss of $23,797,745 for fiscal year 2006.  This increase is due primarily to expenses associated with the development of the TrackerPAL device for parolees, and related increases in cost of revenues, selling, general and administrative expenses, and interest expense.

Quarterly Financial Information (Unaudited)

The following tables set forth unaudited quarterly operating results for each of the last eight fiscal quarters. This information is consistent with the Consolidated Financial Statements herein and includes normally recurring adjustments that management considers to be necessary for a fair presentation of the data. Due to the divestiture of control of Volu-Sol during the year ended September 30, 2008, we now operate as one reportable business segment. Our financial results have been adjusted to reflect the reclassification of revenues and related expenses in our former diagnostic stains business to "discontinued operations" for all periods presented. Further information on this can be found in Note (2) to the Consolidated Financial Statements herein under—"Discontinued Operations." Quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the audited Consolidated Financial Statements and notes thereto that are included elsewhere in this Report.

	Quarter Ended

	December 31,	March 31,	June 30,	Sept. 30,	December 31,	March 31,	June 30,	Sept. 30,
	2006	2007	2007	2007	2007	2008	2008	2008

Consolidated Statements of Operations Data:

Revenues:
TrackerPAL device sales	$33,333	$962,733	$1,837,033	$33,333	$1,033,333	$33,333	$1,033,334	$200,000
Monitoring services	380,188	533,121	1,136,813	1,637,813	2,416,045	2,434,013	2,425,657	2,737,596
Home, personal security systems, other	21,862	13,307	12,241	13,432	19,908	21,101	28,666	20,691
Total revenues	$435,383	$1,509,161	$2,986,087	$1,684,578	$3,469,286	$2,488,447	$3,487,657	$2,958,287
Cost of revenues	(1,837,181)	(2,056,548)	(3,429,626)	(6,072,808)	(2,742,786)	(3,205,178)	(3,389,497)	(3,771,529)
Gross Profit (Loss)	(1,401,798)	(547,387)	(443,539)	(4,388,230)	726,500	(716,731)	98,160	(813,242)
Operating expenses:
Selling, general, and administrative	(5,070,834)	(3,573,184)	(3,707,225)	(3,235,609)	(4,152,714)	(7,284,214)	(16,597,728)	(8,432,022)
Research and development	(1,219,659)	(1,932,302)	(731,498)	(680,662)	(865,344)	(2,848,036)	(646,335)	(451,413)
Loss from operations	(7,692,291)	(6,052,873)	(4,882,262)	(8,304,501)	(4,291,558)	(10,848,981)	(17,145,903)	(9,696,677)
Other income (expense), net	(179,908)	(855,758)	(316,540)	2,252,244	2,048,568	(9,168,053)	(303,245)	232,911
Loss from continuing operations	(7,872,199)	(6,908,631)	(5,198,802)	(6,052,257)	(2,242,990)	(20,017,034)	(17,449,148)	(9,463,766)
Discontinued operations	(66,722)	(124,985)	(75,457)	(71,518)	(98,954)	(101,046)	(53,670)	(160,442)
Net loss	$(7,938,921)	$(7,033,616)	$(5,274,259)	$(6,123,775)	$(2,341,944)	$(20,118,080)	$(17,502,818)	$(9,624,208)
(Loss) per common share*:
Basic and diluted
Continuing operations	$(0.09)	$(0.08)	$(0.05)	$(0.06)	$(0.02)	$(0.15)	$(0.12)	$(0.06)
Discontinued operations	(0.01)	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net loss	$(0.10)	$(0.08)	$(0.05)	$(0.06)	$(0.02)	$(0.15)	$(0.12)	$(0.06)
Weighted average shares outstanding:	83,018,000	90,618,000	104,583,000	102,826,000	129,617,000	132,661,000	146,085,000	151,947,000

*
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

           We may experience variations in the results of operations from quarter to quarter as a result of factors that include the following:

•	New product introductions;
•	The acceptance of GPS tracking and monitoring as an alternative to aid case management of offenders
•	The integration and operation of new information technology systems;
•	Entry into one or more of our markets by competitors;
•	General conditions in the criminal justice industry; and
•	Customer and public perceptions of our products and services.

As a result of these and other factors, quarterly revenues, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that we will be able to increase revenues in future periods or be able to sustain the level of revenue or rate of revenue growth on a quarterly or annual basis that we have sustained in the past. Due to the foregoing factors, future results of operations could be below the expectations of public market analysts and investors. If that occurred, the market price of our common stock would likely decline.

Liquidity and Capital Resources

The Company has not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2008, the Company funded its operating and investing activities through the sale of equity securities and the exercise of options and warrants.  See “Recent Sales of Unregistered Securities,” on page 18 of this Report.  The cash provided by these transactions was used by the Company to (i) pay operating expenses, including the costs associated with its monitoring center, (ii) purchase TrackerPAL devices, (iii) pay down debt and accounts payable, including amounts owed on a line of credit and bank debt, and (iv) pay general and administrative expenses, including the salaries of employees, officers, and consultants of the Company and other expenses as described below.

At September 30, 2008, the Company had unrestricted cash of $2,782,953, compared to unrestricted cash of $4,803,871 at September 30, 2007. At September 30, 2008, the Company had working capital deficit of $6,822,276, compared to working capital of $1,296,985 at September 30, 2007.  The decrease in working capital primarily resulted from the increase in our accounts payable, accrued liabilities and notes payable balances at September 30, 2008.

During fiscal year 2008, the Company’s operating activities used cash of $9,672,744, compared to $13,408,266 of cash used in 2007.  This decrease in cash used from operating activities of $3,735,522 is the result of an increase in common stock issued for services and settlement of lawsuits of $10,058,394, stock options and warrants issued for services and debt of $2,244,765, amortization of deferred consulting and financing costs of $5,018,086, redemption of SecureAlert Series A Preferred stock of $8,205,922, deconsolidation of subsidiary of $414,112, accrued liabilities of $371,413, accounts receivable of $7,528,478, and inventory of $952,341, receivable from sale of intellectual property of $600,000.  These increases in cash used from operating activities were offset, in part, by decreases in the following:  net of loss of $23,555,161, depreciation and amortization of $324,627, registration payment arrangement expense of $533,000, impairment of monitoring equipment of $883,836, loss on sale of asset of $228,800, related-party services of $80,091, deposit held in escrow of $500,000, prepaid and other assets of $1,487,894, interest receivable of $23,094, accounts payable of $2,724,674, and deferred revenue of $1,316,812

Investing activities for the year ended September 30, 2008, used cash of $526,447, compared to $4,221,548 of cash used by investing activities in the year ended September 30, 2007.  The decrease in cash used during fiscal year 2008 resulted primarily from the decrease in purchasing additional monitoring equipment.  The Company purchased $192,221 and $3,684,216 of monitoring equipment during the years ended September 30, 2008 and 2007, respectively.  In addition, the Company purchased $334,226 and $537,332 of property and equipment during the years ended September 30, 2008 and 2007, respectively.

Financing activities for the year ended September 30, 2008, provided $8,178,273 of net cash compared to $16,563,645 of net cash for the year ended September 30, 2007.

The Company made net payments of $315,392 on a related-party line of credit, $336,133 on notes payable, $2,176,821 related to acquisitions, and $396,700 on a bank line of credit.  In fiscal year 2008, the Company had proceeds of $5,058,014 from the issuance of common stock, $2,772,381 from the exercise of options and warrants, $2,400,000 from the sale of warrants and subsidiary stock, $975,578 from related-party notes, $163,002 of cash received upon acquisitions, and $34,344 from notes payable.

During fiscal year 2008, the Company incurred a net loss of $49,587,050 and negative cash flows from operating activities of $9,672,744, compared to a net loss of $26,370,571 and negative cash flows from operating activities of $13,408,266 for the year ended September 30, 2007.  As of September 30, 2008, the Company’s working capital deficit was $6,822,276 and the Company had stockholders’ equity of $36,006 and an accumulated deficit of $182,683,996.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes the Company’s contractual obligations as of September 30, 2008:

Years	Total	SecureAlert	Midwest Monitoring	Court Programs

2009	$533,493	$402,509	$14,128	$116,856
2010	354,027	262,894	11,124	80,009
2011	308,825	267,173	3,744	37,908
2012	279,162	268,362	-	10,800
2013	267,882	267,882	-	-
2014	60,537	60,537	-	-

Total	$1,803,926	$1,529,357	$28,996	$245,573

The total contractual obligations of $1,803,926 consist of the following: $1,554,667 from facilities operating leases and $249,259 from equipment leases.  During the years ended 2006, 2007 and 2008, the Company paid approximately $191,000, $284,000, and $536,000 in lease payment obligations, respectively.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note (3) to the audited financial statements for the fiscal year ended September 30, 2008 included in this Report, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.

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

Revenue Recognition

The Company’s revenue has historically been from three sources: (i) monitoring services; (ii) monitoring device and other product sales; and (iii) medical diagnostic stains sales.  With the divestiture of Volu-Sol, the Company no longer has revenues from this third source.

Monitoring Services

Monitoring services include two components: (i) contracts in which the Company provides monitoring services and leases devices to distributors or end users and the Company retains ownership of the leased devices; and (ii) monitoring services purchased by distributors or end users who have previously purchased devices and have opted to use the Company’s monitoring services.

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

Monitoring Device Product Sales

Although not the focus of the Company’s business model, the Company sells its monitoring devices in certain situations.  In addition, the Company sells to a very small degree home security and Personal Emergency Response Systems.  The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured. When purchasing products (such as TrackerPAL devices) from the Company, customers may, but are not required to, enter into monitoring service contracts.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements

The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, the Company considers whether: (i) the delivered devices have stand alone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  In accordance with EITF 00-21, if the fair value of the undelivered element exists, but the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method as applied to these particular transactions, the fair value of the undelivered element (the monitoring services) is deferred and the remaining portion of the arrangement (the sale of the device) is recognized as revenue when the device is delivered and all other revenue recognition criteria are met.

Medical Diagnostic Stain Sales

The Company recognizes medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the products, prices are fixed or determinable and collection is reasonably assured.  As of September 30, 2008, this segment of operations was discontinued.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate the book value of an asset may not be recoverable.  An evaluation is made at each balance sheet date, to determine whether events and circumstances have occurred which indicate possible impairment. An estimate is made of future undiscounted net cash flows of the related asset or group of assets over its estimated remaining life in measuring whether the assets are recoverable. During the years ended September 30, 2008 and 2007, the Company disposed of $570,948 and $1,454,784, respectively.  The $570,948 was recorded as cost of revenues.

Allowance for Doubtful Accounts

The Company must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest, and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not currently believe adoption will have a material impact on the Company's financial condition or operating results, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

For the years ended September 30, 2008 and 2007, the Company calculated compensation expense of $214,251 and $900,664, respectively related to the vesting of previously granted stock options and additional options granted.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 1,725,000 and 320,000 stock options to employees during the years ended September 30, 2008 and 2007, respectively.  In addition, 390,000 stock options issued to employees in prior years vested during the year ended September 30, 2008.  The weighted average fair value of stock options at the date of grant during the years ended September 30, 2008 and 2007, was $1.34 and $1.43, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the years ended September 30, 2008 and 2007, respectively:

	September 30, 2008	September 30, 2007

Risk free interest rate	3.12%	4.57%
Expected life	5 Years	5 Years
Cash dividend yield	-	-
Volatility	136%	142%

A summary of stock option activity for the year ended September 30, 2008, is presented below:
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
				Aggregate Intrinsic Value

Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	1,725,000	$1.54
Exercised	(1,375,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of September 30, 2008	3,600,000	$1.08	3.34 years	$1,062,000
Exercisable as of September 30, 2008	421,667	$1.35	3.30 years	$37,000

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risks.  Revenues from sources outside the United States represented 8% and 29% of our total revenues for the fiscal years ended September 30, 2008 and 2007, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, the Company did not experience any effect from foreign currency exchange in connection with these international sales.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of September 30, 2008, we had $3,462,285 of borrowings outstanding on a line of credit with a weighted-average interest rate of 18%.  In addition, we had $48,500 of borrowings outstanding on a line of credit with two banks with a weighted average interest rate of 10.05%.  The interest rates on these lines of credit are subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.  We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of the management's assessment, it has identified the following material weaknesses in internal control over financial reporting:

•
Control Environment – We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

o
Segregation of Duties – As a result of limited resources and the addition of multiple majority owned subsidiaries, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

o
Implementation of Effective Controls – We failed to complete the implementation of effective internal controls over our newly acquired majority owned subsidiaries as of September 30, 2008 due to limited resources.

•
Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles to include improper revenue recognition, classification of expenses, and accounting for equity transactions.

•
Financial Reporting Process – We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately disclose in the financial statements and related notes to the financial statements the effects of the spin-off of Volu-Sol.

•	Tracking of Leased Equipment – We failed to maintain effective internal controls over the tracking of leased equipment as it relates to the assignment and leasing of monitoring equipment.

We restated our September 30, 2007 financial statements as a result of errors that were not detected due to several of the above mentioned material weaknesses, which have not been mitigated as of September 30, 2008. Accordingly, management has determined the Company's internal control over financial reporting as of September 30, 2008 was not effective.  These material weaknesses have been disclosed to our audit committee.

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RemoteMDx, Inc.

We have audited RemoteMDx Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RemoteMDx Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Control Environment – The Company did not maintain an effective control environment for internal control over financial reporting. Specifically, the Company concluded that they did not have appropriate controls in the following areas:

o
Segregation of Duties – As a result of limited resources and the addition of multiple majority owned subsidiaries, the Company did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

o
Implementation of Effective Controls – The Company failed to complete the implementation of effective internal controls over its newly acquired majority owned subsidiaries as of September 30, 2008 due to limited resources.

•
Application of GAAP – The Company did not maintain effective internal controls relating to the application of generally accepted accounting principles to include improper revenue recognition, classification of expenses, and accounting for equity transactions.

•
Financial Reporting Process – The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, the Company initially failed to appropriately disclose in the financial statements and related notes to the financial statement the effects of the spin-off of Volu-Sol.

•	Tracking of Leased Equipment – The Company failed to maintain effective internal controls over the tracking of leased equipment as it relates to the assignment and leasing of monitoring equipment.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated December 23, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, RemoteMDx has not maintained effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of RemoteMDx, Inc., and our report dated December 23, 2008 expressed an unqualified opinion.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
December 23, 2008

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our executive officers and directors as of September 30, 2008:

Name	Age	Position

David G. Derrick	55	Chief Executive Officer and Chairman
John L. Hastings, III	45	President
Blake T. Rigby*	51	Chief Financial and Chief Operating Officer
Bruce G. Derrick	50	Chief Technology Officer
Bernadette Suckel	52	Managing Director of Sales & Marketing
James J. Dalton	65	Director
Peter McCall	50	Director
Robert E. Childers	63	Director
David P. Hanlon	63	Director
Larry G. Schafran	70	Director

*
Mr. Rigby resigned from his positions with the Company on November 17, 2008 to pursue other interests. The Company brought back Michael G. Acton who had previously served as the Chief Financial Officer of the Company from March 2001 until June 2008.  Mr. Acton’s biographical information is included below. The position of Chief Operating Officer was given to Mr. Hastings upon Mr. Rigby’s resignation.

David Derrick, CEO and Chairman. Mr. Derrick has been our CEO and Chairman since February 2001.  Prior to joining us, Mr. Derrick occupied directorship and management positions in other companies, including Biomune Systems Inc. (“Biomune”), the former parent of the Company, and Purizer Corporation.  From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah College of Business.  Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics and a Masters in Business Administration degree with an emphasis in Finance.

John Hastings, President and Chief Operating Officer.  Mr. Hastings became President of the Company on June 19, 2008 and Chief Operating Officer on November 20, 2008.  Mr. Hastings has worked for Nestle/Stouffer’s, Kraft/General Foods, Nissan Motor Acceptance Corp., NCR/Teradata, Unisys Corp. and VNU/AC Nielsen during his career.  He has also served on the boards of small entrepreneurial companies.  From 1998 through 2006, Mr. Hastings worked with VNU – AC Nielsen in several executive posts, last serving as its Senior Vice President and General Manager of Global Business Intelligence, reporting directly to the company’s Chief Executive Officer.  Upon acquisition and privatization of VNU in 2006, and until his appointment as President of RemoteMDx, Mr. Hastings served as the interim President and CEO of Klever Marketing, Inc., a Utah-based retail marketing company.  Mr. Hastings received a BA from Cal State University, Fullerton CA (1985) and an MBA from Pepperdine University, Malibu CA (1987).

Michael Acton, Secretary, Treasurer and Chief Financial Officer.  Mr. Acton joined us as Chief Financial Officer on November 20, 2008.  Previously he had served as Chief Financial Officer from March 1999 until June 2008. He has served as the Company’s Secretary/Treasurer since March 1999.  Since June 2008 he has also served as the Chief Financial Officer of Volu-Sol Reagents Corporation, a former subsidiary of the Company.  He is a Certified Public Accountant in the State of Utah.

 Bernadette Suckel, Managing Director of Sales & Marketing.  Ms. Suckel served as the VP/Solution and Client Principal, for The Nielsen Company/ACNielsen from 2000 through April 2008.  From November 2006 through April 2008, she consulted on a part-time basis to Klever Marketing, Inc. to focus on cost reduction strategies.   Ms. Suckel also worked previously for Cogit.com and NCR/AT&T GIS/Teradata.  She received a BS in Business Administration, Marketing Option, from California State University, Fresno.

 Bruce G. Derrick, Chief Technology Officer.  Mr. Derrick has extensive experience in management of custom solutions development and customer management in the wireless telecom marketplace.  From 2001 to 2004 was a senior product development manager for WatchMark Corporation.  WatchMark collects cellular network performance data for quality assurance and capacity planning.  Prior to joining WatchMark, Mr. Derrick was responsible for forming and managing the Professional Services team for Marconi’s MSI division.  Mr. Derrick also worked in management positions at Boeing and Western Wireless, built and managed the Corporate Computer and Network Operations department for Avaya’s Mosaix division.  He was a Senior Programmer in applied research at the University of Utah’s Department of Medical Informatics where he developed and implemented medical informatics and physiological monitoring services for ICU care and participated in development of IEEE standards for automated physiological monitoring for NASA’s Space Station program.  Mr. Derrick holds a Bachelor’s Degree in Computer Science from the University of Utah.  Bruce Derrick is the brother of David Derrick, the Chairman and CEO of the Company.

James Dalton, Director.  Mr. Dalton joined us as a director in 2001.  Since June 2008 he has served as the Chief Executive Officer and Chairman of Volu-Sol Reagents Corporation.  He was President of the Company from August 2003 until June 2008.  Prior to joining the Company, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton served as the President and equity owner of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was a founder and owner of the Deer Valley Club, where he oversaw the development of a high-end, world-class ski project.  From 1996 to 2000, Mr. Dalton served as an officer and director of Biomune.

Peter McCall, Director.  Mr. McCall joined our board of directors in July 2001.  Mr. McCall began his career in the mortgage finance business in 1982.  As a Vice President of GE Mortgage Securities, he oversaw the first mortgage securities transactions between GE Capital Corporation and Salomon Brothers.  For fifteen years, Mr. McCall structured and sold both mortgage and asset backed security transactions.  In 1997 Mr. McCall founded McCall Partners LLC.  McCall Partners is an investment vehicle for listed and non-listed equity securities.  Mr. McCall is also a member of the Board of Directors of Premium Power Corporation of North Andover, MA. Mr. McCall is a member of the Audit Committee, Compensation Committee and the Nominating Committee of the Company’s Board of Directors.

Robert Childers, Director.  Mr. Childers joined our board in July 2001.  Since 1977, he has served as the Chief Executive Officer of Structures Resources Inc., a firm which he founded in 1972, and has more than 30 years of business experience in construction and real estate development.  Mr. Childers has served or is currently serving as General Partner in 16 Public Limited Partnerships in the Middle Atlantic States.  Partners include First Union Bank and Fannie Mae.  Structures Resources has successfully completed over 300 projects (offices, hotels, apartments, and shopping centers) from New York to North Carolina.  Recently Mr. Childers has been a partner for various projects in Baltimore and Philadelphia. He is a co-founder of Life Science Group, a boutique biotech investment-banking firm. Mr. Childers was the founding President of Associated Building Contractors for the State of West Virginia and served as a director of The Twentieth Street Bank until its merger with City Holding Bank.  He is a former naval officer serving in Atlantic fleet submarines.  Mr. Childers is a member of the Compensation Committee and the Nominating Committee of the Company’s Board of Directors.

Larry G. Schafran, Director.  Larry G. Schafran, Director.  Mr. Schafran is associated with Providence Capital, Inc. (“PCI”) as a Managing Director.  PCI is a New York City-based investment and advisory firm.  Mr. Schafran is also a director of Tarragon Corporation.  Additionally, Mr. Schafran was Lead Director and Audit Committee Chairman and later a Consultant to the Chairman of WorldSpace, Inc.  In addition, Mr. Schafran is also a Director of the following publicly traded U. S. corporations: ElectroEnergy, Inc., Sulphco, Inc., New Frontier Energy, Inc. and National Patent Development Corporation.  In recent years, Mr. Schafran served in several capacities, including, as a Director of PubliCard, Inc., Trustee, Chairman/Interim-CEO/President and Co-Liquidating Trustee of Special Liquidating Trust of Banyan Strategic Realty Trust; Director and/or Chairman of the Executive Committees of Dart Group Corporation, Crown Books Corporation, TrakAuto Corporation, and Shoppers Food Warehouse, Inc. (Vice-Chairman); Director and Member of the Strategic Planning and Finance Committees of COMSAT Corporation, and Managing General Partner of L. G. Schafran & Partners, LP, a real estate investment and development firm.  Mr. Schafran is Chairman of the Audit and Nominating Committees and a Member the Compensation Committee of the Company’s Board of Directors.

David P. Hanlon, Director.  Mr. Hanlon is Chief Executive Officer and President of Empire Resorts, Inc., a public company in the gaming industry.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion. From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world's leading manufacturer of microprocessor gaming machines. From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin's Resorts International, and prior to that, Mr. Hanlon served as President of Harrah's Atlantic City (Harrah's Marina and Trump Plaza). Mr. Hanlon's education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and he completed the Advanced Management Program at the Harvard Business School. Mr. Hanlon is a member of the Audit Committee of the Company’s Board of Directors.

Board of Directors

Election and Meetings

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

The Board of Directors is elected by and is accountable to the shareholders of the Company. The Board establishes policy and provides strategic direction, oversight, and control of the Company. The Board met six times during fiscal year 2008 and acted on five occasions by written consents. All directors attended at least 75% of the meetings of the Board and the Board Committees of which they are members.

Director Independence

We assess director independence on an annual basis. The Board has determined, after careful review that Mr. Childers, Mr. Hanlon, Mr. McCall and Mr. Schafran are independent based on the applicable regulations of the SEC.

Shareholder Communications with Directors

If the Company receives correspondence from its shareholders that is addressed to the Board of Directors, we forward it to every director or to the individual director to whom it is addressed. Shareholders who wish to communicate with the directors may do so by sending their correspondence to the directors c/o RemoteMDx, Inc., 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

Committees of the Board of Directors

The Board of Directors has a separately-designated standing Audit Committee, Compensation Committee, and Nominating Committee. All members of the Audit Committee, Compensation Committee, and Governance and Nominating Committee meet the definition of "independent," described above.

Audit Committee.  The Audit Committee of the Board of Directors (the "Audit Committee") is a standing committee of the Board, which has been established as required by the Securities Exchange Act of 1934 (“Exchange Act”). The Audit Committee met four times during fiscal year 2008. Members of the Audit Committee during fiscal year 2008 and at the date of this Report are Larry Schafran (Chairman), Peter McCall, and David Hanlon. The Board has determined that Mr. Schafran is an "audit committee financial expert," as defined by the applicable regulations promulgated by the SEC under the Exchange Act.  The Board also believes that each member of the Audit Committee meets the Nasdaq composition requirements, including the requirements regarding financial literacy and financial sophistication.

The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors.  The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent registered public accounting firm.

In April 8, 2004, our Board adopted a Charter for the Audit Committee.  The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties.  The purpose of the Audit Committee is to conduct continuing oversight of our financial affairs.  A copy of the Charter of the Audit Committee can be found on the Company’s website at www.remotemdx.com.  The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public.  The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct.  The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by SAS 114 and our audited financial statements for the fiscal year ended September 30, 2008 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.  The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2008 be included in this Report.

Compensation Committee.  The Compensation Committee was restructured during the year ended September 30, 2008, with Robert Childers, a director of the Company, appointed by the Board of Directors to serve as the head of the compensation committee.  In addition, Peter McCall and Larry Schafran serve as members of the Compensation Committee.  The Compensation Committee met two times during fiscal year 2008.  The Committee has responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Committee monitors the results of such policy to assure that the compensation payable to the Company’s executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders.

Nominating Committee.  During the year ended September 30, 2008, Larry Schafran, a director of the Company, was appointed as the head of the Nominating Committee.  The Committee has the responsibility for identifying and recommending candidates to fill vacant and newly created board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for CEO and senior management succession.  In addition, Peter McCall and Robert Childers serve as members of the Nominating Committee.

Code of Ethics.  The Company has established a Code of Business Ethics that applies to its officers, directors and employees. The Code of Business Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee during fiscal 2008 was composed of Robert Childers, Peter McCall and Larry Schafran. All members of the Compensation Committee are independent directors. No member of the Company's Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

Item 11.    Executive Compensation

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

As of the date of this Report, there were four principal elements of named executive officer compensation.  The Compensation Committee determines the portion of compensation allocated to each element for each individual named executive officer.  The discussions of compensation practices and policies are of historical practices and policies.  Our Compensation Committee is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.  The elements of the compensation program include the following:

•	Base salary;

•	Performance bonus and commissions;

•	Stock options and stock awards

•	Employee benefits in the form of:

▪	health and dental insurance;

▪	life insurance;

▪	paid parking and auto reimbursement; and

▪	Other de minimis benefits.

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

Our Chief Executive Officer, Mr. Derrick, is paid a base salary of $240,000 per year.  The amount of the base salary was determined after negotiations between Mr. Derrick and the Company’s Compensation Committee.  Factors considered in determining the base salary included Mr. Derrick’s status as a founder of the Company; his experience and length of service with the Company; his experience in the industries in which the Company operates; educational and work background; and reviews of sample salaries at companies of comparable size and industry.  The Compensation Committee also considered the fact that Mr. Derrick has provided and facilitated credit agreements and other financing for the Company.  The salary payable to Mr. Derrick is paid by ADP Management out of amounts paid to ADP Management for consulting and other services.  During the year ended September 30, 2008, the Company issued 1,000,000 shares of common stock valued at $1.52 per share to prepay services in connection with his base salary.  As of September 30, 2008, the outstanding prepaid salary of $1,460,000, reflected as deferred compensation, will be amortized over future periods.

Our President and Chief Operating Officer, Mr. Hastings, is paid a base annual salary of $300,000. The amount of the base salary was determined after negotiations between Mr. Hastings and the Company’s Compensation Committee.  Factors considered in determining Mr. Hastings’ base salary included his background in the industries in which the Company operates; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Mr. Acton, our Chief Financial Officer is paid an annual salary of $120,000.  Factors considered in determining Mr. Acton’s salary and additional compensation included his background and experience as a certified public accountant; his experience working in the accounting industry with a national and international accounting firm; his background and experience with the other entities; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Performance bonus and commissions

Bonuses are in large part based on Company performance.  The most important determining factors used to calculate the performance bonus for the Chief Executive Officer, President and Chief Financial Officer are based upon the terms outlined below. Policy decisions to waive or modify performance goals have not been a significant factor to date in that there have not been contractual changes made other than the normal renewal or updating of contracts or compensation as would be expected as part of an annual review.

Recent Developments

Effective July 1, 2008, the Compensation Committee approved the issuance of 3,000,000 shares of common stock to James Dalton as severance for his service as the President of the Company.  In addition, the Committee approved, in lieu of future cash compensation payable to David Derrick, an immediate grant to Mr. Derrick, effective July 1, 2008 of 1,000,000 shares of common stock.

With regard to John Hastings, the Company’s President and Chief Operating Officer, the Committee approved, effective June 26, 2008, the grant of 1,500,000 shares of common stock and options to purchase 1,500,000 shares of common stock at $1.55 per share based on the following vesting schedule:

250,000 common shares and 250,000 options vested immediately;

250,000 common shares and 250,000 options will vest upon the Company (including its subsidiaries, but excluding new acquisitions) achieving an annualized monitoring revenue run rate of $24,000,000 demonstrated over two fiscal quarters;

250,000 common shares and 250,000 options will vest upon the Company (including all majority-owned subsidiaries) achieving an annualized monitoring revenue run rate of $50,000,000, over of two fiscal quarters;

250,000 common shares and 250,000 options will vest upon the Company (including its subsidiaries) achieving an annualized monitoring revenue run rate of $100,000,000, demonstrated over two fiscal quarters;

250,000 common shares and 250,000 options will vest upon the Company (including its subsidiaries) achieving a break-even EBITDA (earnings before interest, taxes, depreciation and amortization) over two consecutive fiscal quarters.

250,000 common shares and 250,000 options will vest upon the Company achieving an annualized EBITDA of $25,000,000 over two consecutive fiscal quarters.

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

On August 29, 2007, the Board of Directors approved the issuance of options to each of Mr. Derrick and Mr. Dalton for the purchase of 1,000,000 shares of common stock at an exercise price of $2.15 per share for services rendered during the 2008 fiscal year.

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Respectfully submitted by the members of the Compensation Committee:

Robert Childers (Chair) Peter McCall Larry Schafran

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation paid to our named executive officers in each of the two most recently completed fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option/warrants awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)(5)	All other compensation ($)	Total ($)

David G. Derrick (1)	2008	$240,000	$-	$2,325,000	$1,934,162	$-	$-	$13,020	$4,512,182
Chairman & CEO	2007	$240,000	$-	$-	$441,461	$-	$-	$94,370	$775,831
John L. Hastings III (2)	2008	$200,000	$-	$387,500	$337,113	$-	$-	$3,879	$928,492
President and Chief Operating Officer	2007	$-	$-	$-	$-	$-	$-	$-	$-
Blake Rigby (3)	2008	$40,000	$-	$-	$-	$-	$-	$4,197	$44,197
Chief Operating Officer & Chief Financial Officer	2007	$-	$-	$-	$-	$-	$-	$-	$-
Michael G. Acton (4)	2008	$113,231	$25,000	$477,250	$137,340	$-	$-	$13,074	$765,895
Chief Financial Officer	2007	$100,000	$25,000	$-	$-	$-	$-	$18,313	$143,313
James Dalton (5)	2008	$180,000	$-	$6,975,000	$1,934,162	$-	$-	$9,183	$9,098,345
President	2007	$240,000	$-	$-	$441,461	$-	$-	$12,130	$693,591
Scott Horrocks (6)	2008	$197,788	$-	$-	$-	$-	$-	$10,468	$208,256
President of Volu-Sol	2007	$200,000	$-	$-	$-	$-	$-	$14,730	$214,730

(1)  Column (i) includes additional compensation for health, dental, life, and vision insurance paid on Mr. Derrick’s behalf by the Company.  In addition, country club dues are also included.  Amounts shown do not include consideration and fees paid to ADP Management in connection with a line of credit agreement.  Stock awards of $2,325,000 during the fiscal year ended September 30, 2008 resulted from 1,500,000 shares of restricted common stock valued at $1.55 per share for a total of $2,325,000.  Additionally, option/warrant awards of $1,934,162 resulted from the issuance of 1,000,000 unregistered warrants at an exercise price of $2.15 per share.  These warrants were issued in August 2007, but vested during the fiscal year ended September 30, 2008.    Subsequent to year ended September 30, 2008, Mr. Derrick returned to the Company 1,500,000 shares of common stock valued at $2,325,000, or $1.55 per share and rescinded 1,000,000 vested warrants previously granted at an exercise price of $2.15 per share valued at $1,934,162.  The net impact of this change is that Mr. Derrick effectively received $253,020 in compensation for the year ended September 30, 2008.

(2)  Mr. Hastings became our President in June 2008 and Chief Operating Officer in November 2008.  He holds similar positions in SecureAlert, Inc.  Column (i) includes additional compensation for health, dental, and vision insurance paid on his behalf.  Stock awards of $387,500 during the fiscal year ended September 30, 2008 resulted from 250,000 shares of restricted common stock valued at $1.55 per share for a total of $387,500.  Additionally, option/warrant awards of $337,113 resulted from the issuance and vesting of 250,000 unregistered warrants at an exercise price of $2.15 per share.  Subsequent to year ended September 30, 2008, Mr. Hastings returned to the Company 250,000 shares of common stock valued at $387,500, or $1.55 per share and rescinded the 250,000 vested warrants previously granted at an exercise price of $1.55 per share valued at $337,113.  The net impact of this change is that Mr. Hastings effectively received $203,879 in compensation for the year ended September 30, 2008.

 (3)  Mr. Rigby served as Chief Operating Officer and Chief Financial Officer from June 19 through November 17, 2008.  Column (i) includes additional compensation for health, dental, and vision insurance paid on his behalf.

(4)  Mr. Acton was Chief Financial Officer from 2001 through June 19, 2008 and from November 20, 2008 to present. Column (i) includes additional compensation for health, dental, life, and vision insurance paid on Mr. Acton’s behalf by the Company.  Stock awards of $477,250 during the fiscal year ended September 30, 2008 resulted from 250,000 shares of restricted common stock valued at $1.55 per share for a total of $387,500 and 25,000 shares of restricted common stock valued at $3.59 per share for a total of $89,750.  As of the date of this Report, these shares have not yet been sold.  As of December 17, 2008 the approximate market value of these shares is $55,000, or $0.20 per share.  Additionally, option/warrant awards of $137,340 resulted from the vesting of 250,000 warrants previously granted during fiscal year 2007 at an exercise price of $0.60 per share.  During the fiscal year ended September 30, 2008, Mr. Acton exercised 600,000 warrants by paying $370,000 to the Company.  During the fiscal year ended September 30, 2007, Mr. Acton exercised 100,000 warrants by paying $54,000 to the Company.

(5)  Mr. Dalton was President until June 19, 2008. Amounts shown do not include consideration and fees paid to ADP Management in connection with the credit line agreement. Column (i) includes amounts paid for health, dental, and vision insurance.  Stock awards of $6,975,000 during the fiscal year ended September 30, 2008 resulted from 1,500,000 shares of restricted common stock valued at $1.55 per share for a total of $2,325,000 and 3,000,000 shares of restricted common stock valued at $1.55 per share for severance given for service as President of the Company for a total of $4,650,000.  As of the date of this Report, these shares have not yet been sold.  As of December 17, 2008 the market value of these shares is approximately $900,000, or $0.20 per share.  Additionally, option/warrant awards of $1,934,162 resulted from the issuance of 1,000,000 unregistered warrants at an exercise price of $2.15 per share.  These warrants were issued in August 2007, but vested during the fiscal year ended September 30, 2008.  During the fiscal year ended September 30, 2008, Mr. Dalton did not exercise any warrants.  During the fiscal year ended September 30, 2007, Mr. Dalton exercised 4,750,000 warrants by paying $3,730,000 to the Company.

(6) Mr. Horrocks was President of Volu-Sol Reagents Corporation, a former subsidiary of the Company, until September 5, 2008. Column (i) includes amounts paid for health, dental, and vision insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

David G. Derrick	1,000,000 (1)	-	-	$2.15	8/28/2012	-	$ -	-	$ -
John L. Hastings, III	250,000 (2)	1,250,000	1,250,000	$1.55	6/25/2013	1,250,000	$1,500,000	1,250,000	$1,500,000
Michael G. Acton	-	-	-	-	-	-	-	-	-
Blake Rigby*	-	100,000	100,000	$1.55	6/08/2013	-	-	-	-

*Mr. Rigby was CFO from June 19, 2008 through November 17, 2008.  Mr. Acton served as CFO from October 1, 2007 through June 19, 2008 and again from November 20, 2008 to the present.

Notes:  Market value is based on the fair market value of our common stock on September 30, 2008 in the amount of $1.20 per share based on current market price.

(1)	Subsequent to year ended September 30, 2008, Mr. Derrick rescinded 1,000,000 vested warrants previously granted at an exercise price of $2.15 per share valued at $1,934,162.
(2)	Subsequent to year ended September 30, 2008, Mr. Hastings rescinded 250,000 vested warrants previously granted at an exercise price of $1.55 per share valued at $337,113.

OPTION EXERCISES AND STOCK VESTED

	Option awards		Stock awards
(a)	(b)	(c)	(d)	(e)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

David G. Derrick	-	$-	1,500,000	$2,325,000	(1)
John L. Hastings	-	$-	250,000	$387,500	(2)
Blake Rigby	-	$-	-	$-
Michael G. Acton	600,000	$1,069,000	275,000	$477,250	(3)

Notes:

(1)
Stock awards of $2,325,000 during the fiscal year ended September 30, 2008 resulted from 1,500,000 shares of restricted common stock valued at $1.55 per share for a total of $2,325,000.  Subsequent to year ended September 30, 2008, Mr. Derrick returned to the Company 1,500,000 shares of common stock.

(2)
Stock awards of $387,500 during the fiscal year ended September 30, 2008 resulted from 250,000 shares of restricted common stock valued at $1.55 per share for a total of $387,500.  Subsequent to year ended September 30, 2008, Mr. Hastings returned to the Company 250,000 shares of common stock.

(3)
Stock awards of $477,250 during the fiscal year ended September 30, 2008 resulted from 250,000 shares of restricted common stock valued at $1.55 per share for a total of $387,500 and 25,000 shares of restricted common stock valued at $3.59 per share for a total of $89,750.  As of the date of this Report, these shares have not yet been sold and as of December 17, 2008 the value of these shares is $55,000, or $0.20 per share.

Employment Agreements

We have no employment agreements with any executive officers at this time.  By agreement, however, the salary of Mr. Derrick is paid by ADP Management from the proceeds of a management fee paid by the Company to ADP Management.

COMPENSATION OF DIRECTORS

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended September 30, 2008.

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified compensation earnings ($)	All other compensation ($)	Total ($)

David Hanlon	$ 60,000	$-		$ 666,625	$ -	$ -	$ -	$ 726,625
Robert Childers	$ 60,000	$-		$ 919,008	$ -	$ -	$ -	$ 979,008
Peter McCall	$ 60,000	$-		$ 666,625	$ -	$ -	$ -	$ 726,625
Larry Schafran	$ 60,000	$193,800	(1)	$ 1,102,617	$ -	$ -	$ -	$1,356,417

  Note:

(1)
The Company granted 60,000 shares of restricted common stock to Mr. Schafran valued at $193,800, or $3.23 per share.  As of December 17, 2008, these shares have not been sold and are currently valued at $12,000, or $0.20 per share

Compensation of $5,000 per month is accrued each month to non-employee directors.  We also reimburse travel expenses of members for their attendance at board and meetings.

The table below outlines the option awards that were granted to the Board of Directors for services rendered during the year ended September 30, 2008:

Name	Grant Date	Expiration Date	Exercise Price	Number of Options	Total ($)

David Hanlon
	8/29/07	8/28/2012	$2.15	100,000	$193,416	(1)
	7/14/08	7/14/2013	$1.22	459,000	$473,209
					$666,625

Robert Childers
	8/29/07	8/28/2012	$2.15	150,000	$290,124	(1)
	7/14/08	7/14/2013	$1.22	610,000	$628,884
					$919,008

Peter McCall
	8/29/07	8/28/2012	$2.15	100,000	$193,416	(1)
	7/14/08	7/14/2013	$1.22	459,000	$473,209
					$666,625
Larry Schafran
	8/29/07	8/28/2012	$2.15	150,000	$290,124	(1)
	12/5/07	12/5/2012	$4.05	50,000	$183,610
	7/14/08	7/14/2013	$1.22	610,000	$628,883
					$1,102,617

  Note:

(1)	In August 2007, the company granted 500,000 warrants to non-employee members of the Board of Directors for services rendered and expensed over the fiscal year September 30, 2008.

As of the date of this Report, these options are all “out-of-money”; and thus, if exercised these options would not have any net value to the holder.

During the year ended September 30, 2007, the independent members of the Board of Directors received an additional 50,000 options at fair market value.

During fiscal year 2008, our two non-independent directors, Messrs. Derrick and Dalton received no additional compensation for their service as directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This section sets forth information known to us with respect to the beneficial ownership of our common stock as of December 22, 2008.  We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after December 1, 2008, while those shares are not included for purposes of computing percentage ownership of any other person.  Unless otherwise indicated, the persons and entities named in the table are believed by the Company to have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth information for any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock, other than the named executive officers or directors of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class

Common	Winfried Kill Parkstrasse 32A Bergisch-Gladbach 2M, 51427 Germany	31,924,000	20.48%
Common	VATAS Holdings GmbH(1) Friedrichstrasse 95 10117 Berlin, Germany	16,774,926	10.76%
__________

(1)	Includes 10,774,926 shares of common stock, and 6,000,000 shares issuable upon exercise of warrants.

Security Ownership of Management

We have two classes of voting equity securities, the common stock and Series B preferred stock.  In addition, we have a class of nonvoting Series A preferred stock that is convertible into common stock.  The following table sets forth information as of December 22, 2008, regarding the voting securities beneficially owned by all directors, each of the named executive officers, and directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common	David G. Derrick (1)	6,219,108	3.91%
	James Dalton (2)	10,637,831	6.68%
	John L. Hastings, III	-	*
	Michael G. Acton (3)	927,043	*
	Bernadette Suckel	-	*
	Peter McCall (4)	1,273,400	*
	Robert Childers (5)	1,700,657	1.07%
	Larry Schafran (6)	970,000	*
	David Hanlon (7)	720,702	*
	Officers and Directors as a Group (8 persons) (9)	18,219,347	11.44%
________________
*Less than 1% ownership percentage.

(1)
Mr. Derrick is the Chief Executive Officer and Chairman of the Board of Directors.  Includes 1,989,714 shares of common stock owned of record by Mr. Derrick and 4,229,394 shares of common stock in the name of ADP Management, an entity controlled by Messrs. Derrick and Dalton, are included.

(2)
Mr. Dalton is the former President of RemoteMDx and currently serves as a director.  Includes 5,408,437 shares of common stock and 1,000,000 warrants that have been vested. In addition, 4,229,394 shares of common stock in the name of ADP Management, an entity controlled by Messrs. Derrick and Dalton, are included.

(3)	Mr. Acton is the Chief Financial Officer of the Company.

(4)
Mr. McCall is a director.  Includes 664,400 shares of common stock owned of record by McCall Capital Holdings, LLC and 14,451 shares owned of record by Mr. McCall.  In addition, 594,549 shares issuable upon exercise of warrants held by Mr. McCall.

(5)
Mr. Childers is a director.  Includes 343,143 shares of common stock owned of record by the Robert E. Childers Living Trust and 546,647 shares owned of record by Mr. Childers.  In addition, 810,867 shares issuable upon exercise of stock warrants held by Mr. Childers have been included.

(6)
Mr. Schafran is a director.  Includes 106,100 shares of common stock owned of record by Mr. Schafran.  In addition, 863,900 shares of common stock issuable upon exercise of stock warrants held by Mr. Schafran have been included.

(7)
Mr. Hanlon is a director.  Includes 111,702 shares of common stock owned of record by Mr. Hanlon.  In addition, 609,000 shares of common stock issuable upon exercise of stock warrants held by Mr. Schafran have been included.

(8)	Duplicate entries eliminated.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2008, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.  No equity securities have been authorized for issuance under plans that were not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	10,000,000	$1.53	8,130,000

The 2006 RemoteMDx, Inc. Stock Incentive Plan

On July 10, 2006, the Board of Directors approved the 2006 RemoteMDx, Inc Stock Incentive Plan (“2006 Plan”). The stockholders approved the 2006 Plan on July 10, 2006. Under the 2006 Plan, the Company may issue stock options, stock appreciation rights, restricted stock awards and other incentives to our employees, officers and directors. The 2006 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the years ended September 30, 2008 and 2007, 1,725,000 and 145,000 options were granted under this plan to employees, respectively.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to the Company, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, the Company believes that all reports that are required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2008, except the following:

•	Mr. Derrick filed two late Forms 4;
•	Mr. Dalton filed one late Forms 4;
•	Mr. McCall filed one late Form 4;
•	Mr. Childers filed two late Forms 4;
•	Mr. Hanlon filed one late Form 4;
•	Mr. Hastings filed one late Form 4;
•	Mr. Schafran filed two late Forms 4; and
•	ADP Management filed one late Form 4.

Related Transactions

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors. In our view, all of the transactions described below meet this standard.

The following discussion summarizes transactions between the Company and related parties during the fiscal years ended September 30, 2008 and 2007.

ADP Management, David Derrick and James Dalton

As of September 30, 2008, the Company owed $542,804 under a line-of-credit agreement to ADP Management, an entity owned and controlled by two of the Company’s directors, Mr. Derrick and Mr. Dalton.  Mr. Derrick is also an executive officer of the Company.  Mr. Dalton served as the Company’s president until June 2008.  Outstanding amounts on the line of credit accrue interest at 11% per annum and are due on August 31, 2009.  During the year ended September 30, 2008, the line of credit increased $1,318,433 due to a monthly management fee owed to ADP Management, including salaries for Mr. Derrick and Mr. Dalton, expenses incurred by ADP Management that are reimbursable by the Company of $618,433, and $700,000 in cash. The Company made cash repayments during the year of $975,641.

As of September 30, 2007, the Company owed $239,763 to ADP Management under the line-of-credit agreement.  During the year ended September 30, 2007, the line of credit increased by $698,524 due to a monthly management fee, including Mr. Derrick and Mr. Dalton’s salary, owed to ADP Management and expenses incurred by ADP Management that are reimbursable by the Company. The Company made cash repayments during the year totaling $503,311. During the year ended September 30, 2007, the Company increased the line of credit from $500,000 to $5,000,000, including any guarantees made by ADP Management.  As a result, ADP Management was granted 500,000 restricted shares of the Company’s common stock and an increase in the annual interest rate from 5% to 11%.

On March 6, 2007, the Board of Directors granted 1,500,000 options for 120 days to each of Mr. Derrick and Mr. Dalton with an exercise price of $1.30 per share.  These options were granted in connection with their assistance in providing the Company with additional capital.

Unsecured Note Payable to Randy Olshen

In September 2008, the Company borrowed $250,000 from Randy Olshen, the former President of the Company’s subsidiary SecureAlert.  The unsecured note payable accrues interest at 11% and is due and payable upon the earlier of demand or December 31, 2009.  As of September 30, 2008, the Company owed $250,000 to Randy Olshen.

Note Receivable from Gary Bengtson

The Company acquired a 51% ownership in Midwest Monitoring effective December 1, 2007.  Prior to the date of acquisition, Midwest Monitoring had entered into a loan arrangement with Gary Bengtson, the Chief Financial Officer of Midwest Monitoring.  As of September 30, 2008, Mr. Bengtson owed the Company $55,385. The note accrues interest at 12% per annum and is due and payable on March 31, 2009.

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

Specifically, none of Mr. Schafran, Mr. Hanlon, Mr. Childers or Mr. McCall:

•	has been at any time during the past three years employed by the Company or by any parent or subsidiary of the Company;

•
has accepted or has a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

•	is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

•
is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more:

•
is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

•
is, or has a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of the Company, and other services related to filings and registration statements filed by the Company and its subsidiaries and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell for fiscal years 2008 and 2007 totaled approximately $166,000 and $98,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell has not provided any consulting services (including tax consulting and compliance services or any financial information systems design and implementation services to the Company in fiscal years 2008 and 2007.

The Audit Committee of the Board of Directors considered and authorized all services provided by Hansen Barnett & Maxwell.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal 2008 by Hansen Barnett & Maxwell was compatible with maintaining Hansen Barnett & Maxwell's independence.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The directors who serve on the Audit Committee are all independent for purposes of applicable SEC Rules.

The Audit Committee operates under a written charter that has been adopted by the Board of Directors.

We have reviewed and discussed with management the Company's audited financial statements as of and for the year ended September 30, 2008.

We have discussed with the independent registered public accountant of the Company, Hansen Barnett & Maxwell, P.C., the matters that are required to be discussed by Statement on Auditing Standards No. 114, The Auditors Communication with Those Charged with Governance, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, which includes a review of the findings of the independent registered public accountant during its examination of the Company's financial statements.

We have received and reviewed written disclosures and the letter from Hansen Barnett & Maxwell, P.C., which is required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and we have discussed with Hansen Barnett & Maxell, P.C. their independence under such standards. We have concluded that the independent registered public accountant is independent from the Company and its management.

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Larry Schafran, Chair Peter McCall David Hanlon

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2.  Financial Statement Schedules.    [Included in the Consolidated Financial Statements or Notes thereto.]

3. Exhibits.	The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Title of Document
3.01	Articles of Incorporation (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
3.01(1)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)
3.01(2)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)
3.01(3)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002)
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

10.25	Change in Terms Agreement between Citizen National Bank and the Company, dated March 14, 2008 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).
10.26	Statement of Work from Wireless Endeavors (a/k/a/ neXaira or Puracom), dated January 8, 2005 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).
10.27
Terms and Conditions of the agreement between Spectrum Design Solutions, Inc. and the Company, dated April 30, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).

10.28
Contract Agreement between Dyanmic Source Manufacturing and the Company, dated September 18, 2006 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).

10.29
Distribution Agreement between Electronic Monitoring Services Corporation and the Company, dated September 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).

10.30
Distribution Agreement between Security Investment Holdings, LLC and the Company, dated December 28, 2006 (previously filed as Exhibit on Form 10-KSB/A for the year ended September 30, 2007, filed in June 2008).

10.31	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated June 30, 2008.

10.32	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated June 30, 2008.

10.33	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated June 30, 2008.

14	Code of Business Conduct and Ethics (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RemoteMDx, Inc.

By:	/s/ David G. Derrick
David G. Derrick, Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Derrick	Director, Chairman, and	December 23, 2008
David G. Derrick	Chief Executive Officer
(Principal Executive Officer)

	Director	December 23, 2008
James Dalton

/s/ Robert E. Childers	Director	December 23, 2008
Robert E. Childers

/s/ Peter McCall	Director	December 23, 2008
Peter McCall

/s/ Larry G. Schafran	Director	December 23, 2008
Larry G. Schafran

/s/ David P. Hanlon	Director	December 23, 2008
David P. Hanlon

/s/ Michael G. Acton	Chief Financial Officer	December 23, 2008
Michael G. Acton	(principal financial officer)

/s/ Chad D. Olsen	Controller	December 23, 2008
Chad D. Olsen	(principal accounting officer)

RemoteMDx, Inc.
Consolidated Financial Statements
September 30, 2008 and 2007

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RemoteMDx, Inc.

We have audited the accompanying consolidated balance sheets of RemoteMDx, Inc. and subsidiaries (collectively, the Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2008.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and has an accumulated deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RemoteMDx, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 23, 2008 expressed an adverse opinion.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
December 23, 2008

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
Assets	2008	2007
Current assets:
Cash	$2,782,953	$4,803,871
Deposit held in escrow	500,000	-
Accounts receivable, net of allowance for doubtful accounts of $312,000 and $160,000, respectively	1,441,853	4,996,093
Receivables from related-party	55,385	-
Prepaid expenses and other	224,842	296,096
Current assets from discontinued operations	-	933,755
Total current assets	5,005,033	11,029,815
Property and equipment, net of accumulated depreciation and amortization of $1,937,710 and $671,611, respectively	1,581,558	1,380,192
Monitoring equipment, net of accumulated depreciation of $3,061,321 and $1,388,515, respectively	1,349,146	3,739,474
Goodwill	4,811,834	-
Intangible assets, net of amortization of $16,500 and zero, respectively	216,500	-
Other assets	46,626	36,632
Other assets from discontinued operations	-	50,576
Total assets	$13,010,697	$16,236,689

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,
Liabilities and Stockholders’ Equity	2008	2007

Current liabilities:
Bank line of credit	$3,462,285	$3,858,985
Accounts payable	2,059,188	3,032,223
Accrued liabilities	1,781,267	1,288,513
Deferred revenue	21,343	1,314,247
Related-party note payable and line of credit	792,804	-
SecureAlert Series A Preferred stock redemption obligation	3,244,758	-
Current portion of long-term debt	465,664	169,676
Current liabilities from discontinued operations	-	69,186
Total current liabilities	11,827,309	9,732,830
Related-party line of credit	-	239,763
Long-term debt, net of current portion	1,147,382	-
Total liabilities	12,974,691	9,972,593

Commitments and Contingencies (Note 16)

Minority interest	-	1,396,228

SecureAlert Series A Preferred stock	-	3,590,000

Stockholders’ equity:
Preferred stock:
Series A 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; 19 shares outstanding (aggregate liquidation preference of $875)	1	1
Series B convertible, $0.0001 par value: 2,000,000 shares designated; 10,999 and 12,999 shares outstanding, respectively (aggregate liquidation preference of $32,997)	1	1
Series C convertible, $0.0001 par value: 7,357,144 shares designated; no shares outstanding (aggregate liquidation preference of $0)	-	-
Common stock, $0.0001 par value: 175,000,000 shares authorized; 155,881,260 and 127,340,085 shares outstanding, respectively	15,588	12,734
Additional paid-in capital	186,203,084	142,238,576
Deferred compensation	(3,498,672)	(7,468,998)
Subscription receivable	-	(407,500)
Accumulated deficit	(182,683,996)	(133,096,946)
Total stockholders’ equity	36,006	1,277,868
Total liabilities and stockholders’ equity	$13,010,697	$16,236,689

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2008	2007	2006
Revenues:
Products	$2,577,600	$1,533,100	$-
Monitoring services	9,826,077	5,082,109	391,600
Total revenues	12,403,677	6,615,209	391,600
Cost of revenues:
Products	1,675,212	3,298,783	-
Monitoring services	11,433,778	10,097,380	569,664
Total cost of revenues	13,108,990	13,396,163	569,664
Negative margin	(705,313)	(6,780,954)	(178,064)
Operating expenses:
Selling, general and administrative (including $26,324,358, $8,074,126 and $8,453,840, respectively, of compensation expense paid in stock or stock options / warrants)	36,466,678	15,586,852	15,649,099
Research and development (including $1,045,285, $301,800, and $0, respectively, paid in stock or stock options / warrants)	4,811,128	4,564,121	2,087,802
Loss from operations	(41,983,119)	(26,931,927)	(17,914,965)
Other income (expense):
Gain on sale of intellectual property	2,400,000	2,400,000	-
Redemption of SecureAlert Series A Preferred	(8,372,566)	-	-
Interest income	35,230	105,972	30,051
Interest expense (including $865,568, $396,019, and $2,787,221, respectively, paid in stock or stock options / warrants)	(1,566,542)	(1,198,573)	(6,541,074)
Derivative valuation gain	-	-	629,308
Loss on revalued registration rights	-	(663,000)	-
Loss on sale of asset	-	(228,800)	-
Other income (expense), net	314,059	484,439	67,157
Net loss from continuing operations	(49,172,938)	(26,031,889)	(23,729,523)
Discontinued operations	(414,112)	(338,682)	(68,222)
Net loss	(49,587,050)	(26,370,571)	(23,797,745)
Dividends on Series A Preferred stock	(345,356)	(550,603)	(642,512)
Net loss attributable to common stockholders	$(49,932,406)	$(26,921,174)	$(24,440,257)
Net loss per common share from continuing operations, basic and diluted	$(0.35)	$(0.25)	$(0.43)
Net loss per common share from discontinued operations, basic and diluted	$(0.01)	$(0.01)	$(0.01)
Net loss per common, basic and diluted	$(0.36)	$(0.26)	$(0.44)
Weighted average common shares outstanding, basic and diluted	140,092,000	102,826,000	55,846,000

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

Preferred Stock
	Series A Shares	Series A Amount	Series B Shares	Series B Amount

Balance at October 1, 2005	26,007	$3	1,369,157	$137

Issuance of common stock for:
Conversion of Series A Preferred stock	(10,843)	(1)	-	-
Conversion of Series B Preferred stock	-	-	(1,315,825)	(132)
Services	-	-	-	-
Cash	-	-	-	-
Debt and accrued interest	-	-	-	-
Exercise of options and warrants	-	-	-	-

Issuance of Series C Preferred stock for Debt and accrued interest	-	-	-	-

Issuance of warrants for services
Debt	-	-	-	-
Services	-	-	-	-

Amortization of deferred consulting and financing fees	-	-	-	-

Issuance of RemoteMDx Series C Preferred stock for cash	-	-	-	-

Record beneficial conversion feature on notes	-	-	-	-

Issuance of Series A and C Preferred stock for dividends	2,146	-	-	-

Preferred stock dividend on SecureAlert Series A Preferred stock	-	-	-	-

Subscription receivable	-	-	-	-

Net loss	-	-	-	-

Balance of September 30, 2006	17,310	$2	53,332	$5

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

	Preferred Stock
	Series C Shares	Series C Amount	Common Shares	Common Amount

Balance at October 1, 2005	-	$-	45,129,042	$4,513

Issuance of common stock for:
Conversion of Series A Preferred stock	-	-	4,014,916	401
Conversion of Series B Preferred stock	-	-	7,171,380	717
Services	-	-	5,846,428	585
Cash	-	-	6,883,334	688
Debt and accrued interest	-	-	10,739,753	1,074
Exercise of options and warrants	-	-	350,000	35

Issuance of Series C Preferred stock for
Debt and accrued interest	617,352	62
			-	-
Issuance of warrants for services
Debt	-	-	-	-
Services	-	-	-	-

Amortization of deferred consulting and financing fees	-	-	-	-

Issuance of RemoteMDx Series C Preferred stock for cash	4,739,788	474	-	-

Record beneficial conversion feature on notes	-	-	-	-

Issuance of Series A and C Preferred stock for dividends	175,226	17	-	-

Preferred stock dividend on SecureAlert Series A Preferred stock	-	-	-	-

Subscription receivable	-	-	-	-

Net loss	-	-	-	-

Balance of September 30, 2006	5,532,366	$553	80,134,853	$8,013

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2006, 2007 and 2008

	Additional Paid-In Capital	Deferred Financing and Consulting	Preferred Stock Subscriptions Receivable	Accumulated Deficit

Balance at October 1, 2005	$76,113,623	$(3,363,126)	$(504,900)	$(80,463,694)

Issuance of common stock for:
Conversion of Series A Preferred stock	(400)	-	-	-
Conversion of Series B Preferred stock	(586)	-	-	-
Services	3,983,022	(1,935,000)	-	-
Cash	7,909,312	-	-	-
Debt and accrued interest	6,855,629	(1,434,550)	-	-
Exercise of options and warrants	251,965	-	-	-

Issuance of Series C Preferred stock for
Debt and accrued interest	1,037,090	-	-

Issuance of warrants for services
Debt	255,012	-	-	-
Services	5,108,869	(2,776,889)	-	-

Amortization of deferred consulting and financing fees	-	6,860,477	-	-

Issuance of RemoteMDx Series C Preferred stock for cash	7,439,085	-	(1,712,565)	-

Record beneficial conversion feature on notes	2,786,364	-	-	(2,464,936)

Issuance of Series A and C Preferred stock for dividends	(18)	-	-	-

Preferred stock dividend on SecureAlert Series A Preferred stock	(20,877)	-	-	-

Subscription receivable	-	-	2,217,465	-

Net loss	-	-	-	(23,797,745)

Balance of September 30, 2006	$111,718,090	$(2,649,088)	$-	$(106,726,375)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2006, 2007 and 2008

Total

Balance at October 1, 2005	$(8,213,444)

Issuance of common stock for:
Conversion of Series A Preferred stock	-
Conversion of Series B Preferred stock	(1)
Services	2,048,607
Cash	7,910,000
Debt and accrued interest	5,422,153
Exercise of options and warrants	252,000

Issuance of Series C Preferred stock for
Debt and accrued interest	1,037,152

Issuance of warrants for services
Debt	255,012
Services	2,331,980

Amortization of deferred consulting and financing fees	6,860,477

Issuance of RemoteMDx Series C Preferred stock for cash	5,726,994

Record beneficial conversion feature on notes	321,428

Issuance of Series A and C Preferred stock for dividends	(1)

Preferred stock dividend on SecureAlert Series A Preferred stock	(20,877)

Subscription receivable	2,217,465

Net loss	(23,797,745)

Balance of September 30, 2006	$2,351,200

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

Preferred Stock
	Series A Shares	Series A Amount	Series B Shares	Series B Amount

Balance at October 1, 2006	17,310	$2	53,332	$5

Issuance of common stock for:
Conversion of Series A Preferred stock	(18,093)	(1)	-	-
Conversion of Series B Preferred stock	-	-	(40,333)	(4)
Conversion of Series C Preferred stock	-	-	-	-
Registration rights penalty	-	-	-	-
Extension of related-party line of credit	-	-	-	-
Services	-	-	-	-
Cash	-	-	-	-
Exercise of options and warrants	-	-	-	-

Issuance of warrants for services	-	-	-	-

Amortization of deferred consulting and financing fees	-	-	-	-

Issuance of Series A and C Preferred stock for dividends	802	-	-	-

Preferred stock dividend on SecureAlert Series A Preferred stock	-	-	-	-

Subscription receivable	-	-	-	-

Net loss	-	-	-	-

Balance of September 30, 2007	19	$1	12,999	$1

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

	Series C
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at October 1, 2006	5,532,366	$553	80,134,853	$8,013

Issuance of common stock for:
Conversion of Series A Preferred stock	-	-	6,694,329	670
Conversion of Series B Preferred stock	-	-	351,824	35
Conversion of Series C Preferred stock	(5,764,488)	(576)	17,293,463	1,729
Registration rights penalty	-	-	750,000	75
Extension of related-party line of credit	-	-	500,000	50
Services	-	-	3,067,853	307
Cash	-	-	3,081,000	308
Exercise of options and warrants	-	-	15,466,763	1,547

Issuance of warrants for services	-	-	-	-

Amortization of deferred consulting and financing fees	-	-	-	-

Issuance of Series A and C Preferred stock for dividends	232,122	23	-	-

Preferred stock dividend on SecureAlert Series A Preferred stock	-	-	-	-

Subscription receivable	-	-	-	-

Net loss	-	-	-	-

Balance of September 30, 2007	-	$-	127,340,085	$12,734

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

	Additional Paid-In Capital	Deferred Financing and Consulting	Subscription Receivable

Balance at October 1, 2006	$111,718,090	$(2,649,088)	$-

Issuance of common stock for:
Conversion of Series A Preferred stock	(668)	-	-
Conversion of Series B Preferred stock	(31)	-	-
Conversion of Series C Preferred stock	(1,153)	-	-
Registration rights penalty	662,925	-	-
Extension of related-party line of credit	799,950	(800,000)	-
Services	4,837,883	-	-
Cash	6,161,692	-	-
Exercise of options and warrants	11,377,486	-	(6,081,024)

Issuance of warrants for services	6,988,864	(4,970,162)	-

Amortization of deferred consulting and financing fees	-	950,252	-

Issuance of Series A and C Preferred stock for dividends	(220)	-	-

Preferred stock dividend on SecureAlert Series A Preferred stock	(306,242)	-	-

Subscription receivable	-	-	5,673,524

Net loss	-	-	-

Balance of September 30, 2007	$142,238,576	$(7,468,998)	$(407,500)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

	Accumulated
	Deficit	Total

Balance at October 1, 2006	$(106,726,375)	$2,351,200

Issuance of common stock for:
Conversion of Series A Preferred stock	-	1
Conversion of Series B Preferred stock	-	-
Conversion of Series C Preferred stock	-	-
Registration rights penalty	-	663,000
Extension of related-party line of credit	-	-
Services	-	4,838,190
Cash	-	6,162,000
Exercise of options and warrants	-	5,298,009

Issuance of warrants for services	-	2,018,702

Amortization of deferred consulting and financing fees	-	950,252

Issuance of Series A and C Preferred stock for dividends	-	(197)

Preferred stock dividend on SecureAlert Series A Preferred stock	-	(306,242)

Subscription receivable	-	5,673,524

Net loss	(26,370,571)	(26,370,571)

Balance of September 30, 2007	$(133,096,946)	$1,277,868

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

Preferred Stock
	Series A Shares	Series A Amount	Series B Shares	Series B Amount

Balance at October 1, 2007	19	$1	12,999	$1

Issuance of common stock for:
Conversion of Series B Preferred stock	-	-	(2,000)	-
Settlement of lawsuit	-	-	-	-
Debt	-	-	-	-
Services	-	-	-	-
Cash	-	-	-	-
Acquisition of subsidiaries	-	-	-	-
Exercise of options and warrants	-	-	-	-

Issuance of warrants for:
Debt	-	-	-	-
Services	-	-	-	-

Amortization of deferred consulting	-	-	-	-

Amortization of financing costs	-	-	-	-

Issuance of SecureAlert Series A Preferred stock	-	-	-	-

Issuance of Series A Preferred stock for accrued dividends	-	-	-	-

Subscription receivable	-	-	-	-

SecureAlert Series A Preferred stock redemption	-	-	-	-

Deconsolidation of subsidiary	-	-	-	-

Net loss	-	-	-	-

Balance of September 30, 2008	19	$1	10,999	$1

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

			Additional
	Common Stock		Paid-In	Deferred
	Shares	Amount	Capital	Compensation

Balance at October 1, 2007	127,340,085	$12,734	$142,238,576	$(7,468,998)

Issuance of common stock for:
Conversion of Series B Preferred stock	15,000	2	(2)	-
Settlement of lawsuit	325,000	33	571,967	-
Debt	360,000	36	403,164	(403,200)
Services	9,135,000	914	15,843,671	(1,520,000)
Cash	6,177,219	618	5,187,296	-
Acquisition of subsidiaries	650,000	65	2,599,435	-
Exercise of options and warrants	3,618,814	361	2,509,520	-

Issuance of warrants for:
Debt	-	-	1,872,000	-
Services	-	-	4,398,279	(134,812)

Amortization of deferred consulting	-	-	-	5,162,770

Amortization of financing costs	-	-	-	865,568

Issuance of SecureAlert Series A Preferred stock	825,893	82	825,810	-

Issuance of Series A Preferred stock for accrued dividends	-	-	(345,356)	-

Subscription receivable	-	-	-	-

SecureAlert Series A Preferred stock redemption	7,434,249	743	8,548,643	-

Deconsolidation of subsidiary	-	-	1,550,081	-

Net loss	-	-	-	-

Balance of September 30, 2008	155,881,260	$15,588	$186,203,084	$(3,498,672)

See accompanying notes to consolidated financial statements.

RemoteMDx, Inc.
Consolidated Statements of Stockholders’ Equity
 Years Ended September 30, 2006, 2007 and 2008

	Subscription Receivable	Accumulated Deficit	Total

Balance at October 1, 2007	$(407,500)	$(133,096,946)	$1,277,868

Issuance of common stock for:
Conversion of Series B Preferred stock	-	-	-
Settlement of lawsuit	-	-	572,000
Debt	-	-	-
Services	-	-	14,324,585
Cash	-	-	5,187,914
Acquisition of subsidiaries	-	-	2,599,500
Exercise of options and warrants	-	-	2,509,881

Issuance of warrants for:
Debt	-	-	1,872,000
Services	-	-	4,263,467

Amortization of deferred consulting	-	-	5,162,770

Amortization of financing costs	-	-	865,568

Issuance of SecureAlert Series A Preferred stock	-	-	825,892

Issuance of Series A Preferred stock for accrued dividends	-	-	(345,356)

Subscription receivable	407,500	-	407,500

SecureAlert Series A Preferred stock redemption	-	-	8,549,386

Deconsolidation of subsidiary	-	-	1,550,081

Net loss	-	(49,587,050)	(49,587,050)

Balance of September 30, 2008	$-	$(182,683,996)	$36,006

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(49,587,050)	$(26,370,571)	$(23,797,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,736,492	2,061,119	229,441
Common stock issued for services	13,620,584	4,641,390	2,048,606
Common stock issued for interest	-	-	88,100
Common stock issued to settle lawsuit	1,276,000	196,800	-
Amortization of debt discount	-	-	1,223,092
Amortization of deferred financing and consulting costs	5,968,338	950,252	6,826,077
Amortization of interest expense related to debt	-	-	1,809,643
Beneficial conversion feature recorded as interest expense	-	-	321,429
Derivative liability valuation	-	-	(629,308)
Registration payment arrangement expense	130,000	663,000	-
Stock options and warrants issued during the period for services	4,263,467	-	-
Redemption of SecureAlert Series A Preferred stock	8,205,922	-	-
Increase in related-party line of credit for services	618,433	698,524	662,007
Common stock options and warrants issued to board of directors	-	235,116	-
Options and warrants issued to consultants for services	-	900,664	2,366,378
Options and warrants issued to related party for services	-	882,922	-
Impairment of monitoring equipment	570,948	1,454,784	-
Loss on sale of receivables	-	228,800	-
Interest income on restricted cash	-	-	5,628
Loss from discontinued operations	414,112	338,682	68,222
Changes in operating assets and liabilities:
Accounts receivable, net	3,293,050	(4,235,428)	(107,578)
Interest receivable (payable)	(9,068)	14,026	(15,604)
Inventories	-	(952,341)	12,811
Deposit held in escrow	(500,000)	-	-
Prepaid expenses and other assets	720,591	1,608,485	(2,479,376)
Accounts payable	(1,373,491)	1,351,183	345,185
Accrued liabilities	999,310	627,897	(271,518)
Deferred revenue	(20,382)	1,296,430	278
Net cash used in operating activities	(9,672,744)	(13,408,266)	(11,294,232)

Cash flows from investing activities:
Purchase of property and equipment	(334,226)	(537,332)	(1,071,711)
Purchase of monitoring equipment	(192,221)	(3,684,216)	(2,241,800)
Net cash used in investing activities	(526,447)	(4,221,548)	(3,313,511)

Cash flows from financing activities:
Payment of accrued SecureAlert Series A Preferred stock dividends	-	(28,452)	-
Net payments on related-party line of credit	(315,392)	(503,310)	(635,073)
Net principal proceeds (reductions) in bank line of credit borrowings	(396,700)	(38,126)	3,896,688
Payments on notes payable	(336,133)	-	(2,043,623)
Net borrowings on related-party notes payable	975,578	-	-
Principal payments on notes payable related to acquisitions	(2,176,821)	-	-
Cash acquired through acquisitions	163,002	-	-
Decrease in subscriptions receivable	-	-	504,900
Proceeds from the issuance of Series C Preferred stock	-	-	7,439,558
Proceeds from issuance of debt	-	-	1,746,153
Proceeds from the issuance of SecureAlert Series A Preferred stock	-	-	600,000
Proceeds from sale of common stock	5,058,014	6,162,000	7,910,000
Proceeds from sale of warrants and subsidiary stock	2,400,000	-	-
Proceeds from issuance of notes payable	34,344	-	517,500
Proceeds from exercise of options and warrants	2,772,381	10,971,533	252,000
Net cash provided by financing activities	8,178,273	16,563,645	20,188,103
Net decrease in cash	(2,020,918)	(1,066,169)	5,580,360
Cash, beginning of year	4,803,871	5,870,040	289,680
Cash, end of year	$2,782,953	$4,803,871	$5,870,040

See accompanying notes to consolidated financial statements.

	For Years Ended September 30,
	2008	2007	2006

Cash paid for interest	$700,974	$802,554	$311,592

Supplemental schedule of non-cash investing and financing activities:

Issuance of zero, 6,694,329 and 4,014,916 common shares, respectively, in exchange for zero, 18,093 and 10,843 shares of Series A Preferred stock, respectively	$-	$670	$401

Issuance of 2,000, 351,824 and 7,171,380 common shares, respectively, in exchange for 15,000, 40,333 and 1,315,825 shares of Series B Preferred stock, respectively	2	35	717

Issuance of zero, 17,293,463 and zero common shares, respectively, in exchange for zero, 5,764,488 and zero shares of Series C Preferred stock, respectively	-	1,729	-

Issuance of 360,000, 500,000 and 4,057,500 common shares, respectively for deferred consulting services and financing services	403,200	800,000	3,369,550

Preferred Series A and C stock dividends	423	550,603	642,512

SecureAlert Series A Preferred stock dividends accrued	480,537	298,667	20,877

Options exercised for subscription receivable	-	407,500	-

Notes payable and accrued interest converted into zero, zero and 7,586,299 shares of common stock respectively	-	-	2,671,653

Notes payable and accrued interest converted into zero, zero and 736,400 shares of Series C Preferred stock, respectively	-	-	1,037,152

Issuance of zero, zero and 400,000 common shares, respectively, for establishing letters of credit to secure a line of credit	-	-	656,000

Series B and C debentures converted into zero, zero and 2,030,184 shares of common stock, respectively	-	-	913,583

Shares issued prepaid services	1,520,000	-	-

Fair value of assets acquired in purchase of Court Programs through the issuance of common stock	1,316,338	-	-

Fair value of liabilities assumed in purchase of Court Programs through the issuance of common stock	468,837	-	-

Issuance of common stock in acquisition of Court Programs, Inc., Court Programs of Florida, Inc., and Court Programs of Northern Florida, Inc.	847,500	-	-

Settlement of SecureAlert Series A Preferred stock	3,590,000	-	-

Deconsolidation of Volu-Sol	607,869	-	-

Fair value of assets acquired in purchase of Midwest Monitoring through the issuance of common stock	2,974,666	-	-

Fair value of liabilities assumed in purchase of Midwest Monitoring through the issuance of common stock	1,222,666	-	-

Issuance of common stock in acquisition of Midwest Monitoring & Surveillance, Inc.	1,752,000	-	-

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

RemoteMDx, Inc. and subsidiaries (collectively, the “Company”) market, monitor and sell the TrackerPAL device.  The TrackerPAL is used to monitor convicted offenders that are on probation or parole in the criminal justice system.  The TrackerPAL device utilizes GPS and cellular technologies in conjunction with a monitoring center that is staffed 365 days a year.  The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  The TrackerPAL is targeted to meet the needs of this market as well as the international market.

Going Concern

The Company has incurred recurring net losses and negative cash flows from operating activities for the years ended September 30, 2008, 2007 and 2006.  In addition, the Company has an accumulated deficit of $182,683,996 as of September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to continue as a going concern, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the exercise of warrants and issuance of a convertible debenture and expanding its market for its tracking products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

(2)	Discontinued Operations

During the fiscal year ended September 30, 2008, the Company divested its majority ownership interest of the diagnostic stain business conducted by a former subsidiary Volu-Sol Reagents Corporation (“Volu-Sol”).  The Company is in the process of completing the divestiture and expects to complete the distribution of its remaining interest (approximately 17% of the common stock) in Volu-Sol during the fiscal second quarter ending March 31, 2009.  This transaction was treated as a pro-rata nonreciprocal transfer to owners in according to Accounting Principles Board (APB) Opinion No. 29.  This resulted in $1,550,081 recorded as additional paid in capital to the Company.

The Company’s consolidated financial statements have been reclassified to segregate operating results of the discontinued operations for all periods presented.  Prior to reclassification, the discontinued operations were reported in the stain operating segment.  The summary of net sales and operating results from discontinued operations for the years ended September 30, 2008 and 2007, respectively are as follows:

	2008	2007	2006
Net sales	$608,024	$655,331	$678,541
Loss from discontinued operations	$(414,112)	$(338,682)	$(68,222)

(3)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc. and its subsidiaries, SecureAlert, Inc., Volu-Sol Reagents Corporation (“Volu-Sol”) Midwest Monitoring & Surveillance, Inc., Court Programs, Inc., Court Programs of Florida, Inc., and Court Programs of Northern Florida, Inc. (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.  As discussed in Note 2, the Company divested its ownership of Volu-Sol during the year ended September 30, 2008; therefore, Volu-Sol is part of the consolidated financial statements as discontinued operations through September 30, 2007, but no longer consolidated at September 30, 2008.

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

Listed below is a table reporting entities which represented more than 10% of the Company’s total revenues for the year ended September 30, 2008, 2007 and 2006:

	2008	2007	2006
Company A	$-	$3,229,760	$-
Company B	-	928,800	-

Listed below is a table reporting entities which represented more than 10% of the Company’s total accounts receivable for the year ended September 30, 2008, 2007 and 2006:

	2008	2007	2006
Company A	$360,257	$2,764,324	$-
Company B	-	1,000,000	-

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

Property and equipment consisted of the following as of September 30, 2008 and 2007, respectively:

	2008	2007
Equipment, software and tooling	$2,472,076	1,757,878
Automobiles	287,736	-
Building and land	377,555	-
Leasehold improvements	102,190	96,532
Furniture and fixtures	279,711	197,393
	3,519,268	2,051,803
Accumulated depreciation	(1,937,710)	(671,611)

Property and equipment, net of accumulated depreciation	$1,581,558	1,380,192

Depreciation expense for the years ended September 30, 2008 and 2007 was $638,138 and $479,135, respectively.

Monitoring Equipment

Monitoring equipment at September 30, 2008 and 2007 is as follows:

	2008	2007
Monitoring equipment	$4,410,467	$5,127,989
Less accumulated depreciation	(3,061,321)	(1,388,515)
Monitoring Equipment, net	$1,349,146	$3,739,474

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the years ended September 30, 2008, 2007 and 2006 was $1,082,648, $1,581,985 and $102,115, respectively.  These expenses were classified as a cost of revenues.

Impairment of Long-Lived Assets and Goodwill

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually, The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  As of September 30, 2008, the Company did not deem necessary any impairment costs associated with goodwill or other intangible assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the years ended September 30, 2008 and 2007, the Company disposed of lease monitoring equipment of $570,948 and $1,454,784, respectively.

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

Monitoring Device Product Sales
Although not the focus of the Company’s business model, the Company sells its monitoring devices in certain situations.  In addition, the Company to a very small degree sells home security and Personal Emergency Response Systems.  The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL devices) from the Company, customers may, but are not required to, enter into monitoring service contracts.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements
The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, the Company considers whether: (i) the delivered devices have stand alone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  In accordance with EITF 00-21, if the fair value of the undelivered element exists, but the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method as applied to these particular transactions, the fair value of the undelivered element (the monitoring services) is deferred and the remaining portion of the arrangement (the sale of the device) is recognized as revenue when the device is delivered and all other revenue recognition criteria are met.

Medical Diagnostic Stain Sales
The Company recognizes medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the products, prices are fixed or determinable and collection is reasonably assured.  As of September 30, 2008, this segment of operations was discontinued.

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

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures in 2008, 2007 and 2006, were for the development of SecureAlert’s TrackerPAL device and associated services. For the years ended September 30, 2008, 2007and 2006, research and development expenses were $4,811,128, $4,564,121, and $2,087,802 respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended September 30, 2008, 2007 and 2006, was $209,389, $155,327 and $116,469, respectively.

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

For the years ended September 30, 2008 and 2007, the Company calculated compensation expense of $214,251 and $900,664, respectively related to the vesting of previously granted stock options and additional options granted.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 1,725,000 and 320,000 stock options to employees during the years ended September 30, 2008 and 2007, respectively.  In addition, 390,000 stock options issued to employees in prior years vested during the year ended September 30, 2008.  The weighted average fair value of stock options at the date of grant during the year ended September 30, 2008 and 2007 was $1.34 and $1.43, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the years ended September 30, 2008 and 2007, respectively:
	Years Ended September 30,
	2008	2007

Expected cash dividend yield	-	-
Expected stock price volatility	136%	142%
Risk-free interest rate	3.12%	4.57%
Expected life of options	5 years	5 years

A summary of stock option activity for the year ended September 30, 2008 and 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
				Aggregate Intrinsic Value

Outstanding as of September 30, 2006	3,607,500	$0.63
Granted	320,000	$1.58
Exercised	(462,500)	$1.06
Forfeited	(100,000)	$0.60
Expired	(70,000)	$1.46
Outstanding as of September 30, 2007	3,295,000	$0.64	3.97 years	$7,015,700
Exercisable as of September 30, 2007	1,140,000	$0.69	3.98 years	$2,365,649

Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	1,725,000	$1.54
Exercised	(1,375,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of September 30, 2008	3,600,000	$1.08	3.34 years	$1,062,000
Exercisable as of September 30, 2008	421,667	$1.35	3.30 years	$37,000

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2008, 2007 and 2006, there were 21,846,412, 19,029,546 and 45,132,452 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest, and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not currently believe adoption will have a material impact on the Company's financial condition or operating results, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

(4)	Goodwill and Other Intangible Assets

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

Midwest provides electronic monitoring for individuals on parole.  The primary reason for the acquisition of Midwest was the expansion of Company’s technology and name recognition throughout the midwest, central and eastern United States.  The total consideration for the purchase of Midwest was $4,400,427 comprised of notes payable of $1,800,000, shares of common stock valued at $1,752,000 (438,000 shares valued at $4.00 per share), transaction costs of $31,497, and long-term liabilities assumed of $816,930.

The total consideration of $4,400,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,725,748.  The excess over net book value was allocated as follows:

Goodwill and Other Intangible Assets
Goodwill	$3,603,748
Trade name	120,000
Non-compete agreements	2,000
Excess over net book value	$3,725,748

As of September 30, 2008, amortization expense for the intangible assets was $7,500 resulting in net intangible assets of $114,500.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) for $300,000 in a note payable and up to 212,000 shares of the Company’s common stock.  The RemoteMDx shares issued as part of the consideration for the purchase of Court Programs were placed in escrow and were released by the Company in August 2008.

Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The primary reasons to acquire Court Programs are to expand the Company’s technology and to increase the Company’s name recognition throughout the eastern United States.  The total consideration for the purchase of Court Programs was $1,527,743 delineated as follows: note payable of $300,000, shares of common stock valued at $847,500 (212,000 shares valued at approximately $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $334,919.

The total consideration of $1,527,743 less the tangible assets acquired of $208,658 resulted in an excess over net book value of $1,319,086.  The excess over net book value was allocated as follows:

Goodwill and Other Intangible Assets
Goodwill	$1,208,086
Trade name	99,000
Customer relationships	6,000
Non-compete agreements	6,000
Excess over net book value	$1,319,086

As of September 30, 2008, amortization expense for the intangible assets was $9,000 resulting in net intangible assets of $102,000.

In connection with the acquisitions of Midwest and Court Programs, the Company recorded goodwill and other intangible assets.  The table below shows the allocation of the goodwill and identified intangibles for each company:

Goodwill and other intangible assets, net of amortization

Goodwill
Midwest	$3,603,748
Court Programs	1,208,086
Other intangible assets
Midwest, net of amortization of $7,500	114,500
Court Programs, net of amortization of $9,000	102,000
Total goodwill and other intangible assets, net of amortization	$5,028,334

The estimated amortization expense associated with other intangible assets for the five years subsequent to September 30, 2008 by entity is as follows:

Years	Total	Midwest	Court Programs

2009	$18,600	$9,000	$9,600
2010	15,267	8,167	7,100
2011	14,600	8,000	6,600
2012	14,600	8,000	6,600
2013	14,600	8,000	6,600

Total	$77,667	$41,167	$36,500

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the years ended September 30, 2008 and 2007, as though the Midwest and Court Programs acquisitions had been completed as of the beginning of each period presented:
	Years Ended September 30,
	2008	2007
Revenues:
Products	$2,593,925	$1,705,402
Monitoring services	11,322,201	10,368,116
Total revenues	13,916,126	12,073,518

Cost of revenues:
Products	(1,675,212)	(3,298,783)
Monitoring services	(12,832,087)	(13,602,827)
Total cost of revenues	(14,507,299)	(16,901,610)

Gross margin (deficit)	(591,173)	(4,828,092)
Operating expenses:
Selling, general and administrative	(36,602,040)	(17,873,362)
Research and development	(4,811,128)	(4,564,121)
Loss from operations	(42,004,341)	(27,265,575)
Other income (expense):
Gain on sale of intellectual property	2,400,000	2,400,000
Loss on revalued registration rights	-	(663,000)
Loss on sale of asset	-	(228,800)
Redemption of SecureAlert Series A Preferred stock	(8,372,566)	-
Other income (loss)	314,059	484,439
Interest income	35,230	110,697
Interest expense	(1,588,073)	(1,350,441)
Net loss from continuing operations	(49,215,691)	(26,512,680)
Discontinued operations	(414,112)	(338,682)
Net loss	(49,629,803)	(26,851,362)
Dividends on Series A and C Preferred stock	(345,356)	(550,603)
Net loss attributable to common stockholders	$(49,975,159)	$(27,401,965)
Net loss per common share – basic and diluted	$(0.36)	$(0.27)
Weighted average common shares outstanding – basic and diluted	140,092,000	102,826,000

(5)	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2008:

Accrued payroll and payroll taxes	$451,485
Accrued lawsuit liability	385,000
Accrued warranty and manufacturing costs	291,423
Accrued board of directors fees	205,000
Accrued outside services costs	118,665
Accrued interest	97,383
Accrued legal and consulting fees	91,720
Accrued bonuses	83,763
Accrued commissions and other costs	56,828
Total accrued expenses	$1,781,267

(6)	Bank Line of Credit

During the year ended September 30, 2008, the Company paid off a $4,000,000 line of credit and established a new line of credit for $3,600,000 with the same bank.  The interest rate is 7% and the line of credit matures on March 1, 2009.  The line of credit is secured by letters of credit for a total of $3,600,000 and SecureAlert’s assets including TrackerPAL products.  The letters of credit were provided as collateral by four unrelated entities.  The entities received a total of 360,000 restricted shares of the Company’s common stock valued at $403,200 and were reimbursed approximately $33,000 in cash for expenses related to establishing the letters of credit.  In addition, the Company pays 11% annual interest rate, paid monthly, on the line of credit to the entities that provided the letters of credit.  As of September 30, 2008, the outstanding balance of the line of credit was $3,462,285 and was due and payable on March 1, 2009.

(7)	Related Party Transactions

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of September 30, 2008, the Company owed $542,804 to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, Mr. Derrick and Mr. Dalton, under a line-of-credit agreement.  Outstanding amounts on the line of credit accrue interest at 11% per annum and are due on August 31, 2009.  During the year ended September 30, 2008, the line of credit increased $1,318,433 due to a monthly management fee owed to ADP Management, including salaries for Mr. Derrick and Mr. Dalton, expenses incurred by ADP Management that are reimbursable by the Company of $618,433, and $700,000 in cash. The Company made cash repayments during the year of $975,641.

Related-Party Note Payable

In September 2008, the Company borrowed $250,000 from Randy Olshen, the former President of SecureAlert.  The unsecured note payable accrues interest at 11% and is due and payable on December 31, 2009 or upon demand whichever comes first.  As of September 30, 2008, the Company owed $250,000 to Randy Olshen.

Note Receivable from Gary Bengtson

The Company acquired a 51% ownership in Midwest Monitoring & Surveillance, Inc. (“Midwest”) effective December 1, 2007.  Prior to the date of acquisition, Midwest had entered into a loan arrangement with Gary Bengtson, the Chief Financial Officer of Midwest.  As of September 30, 2008, Mr. Bengtson owed the Company $55,385. The note receivable accrues interest at 12% and is due and payable on March 31, 2009.

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

Effective April 1, 2008, ADP Management allocated the $40,000 consulting fee between Volu-Sol and the Company resulting in a monthly charge of $20,000 for each company. Therefore, beginning October 1, 2008, the Company will be charged $20,000 per month and reimbursable expenses as provided under the consulting arrangement.

During the year ended September 30, 2008, the Company issued 1,000,000 shares valued at $1.52 per share to prepay services to ADP Management which will be reflected in future periods.  As of September 30, 2008, the remaining deferred compensation was $1,460,000.

(8)        Debt Obligations

Debt obligations as of September 30, 2008 and 2007 consisted of the following:
	September 30,
	2008	2007
SecureAlert, Inc.
Unsecured note payable to a former subsidiary bearing interest at 5%. The note matures on December 31, 2009.	$598,793	$-

Unsecured notes payable to former SecureAlert stockholders, with interest at 5.00%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.	169,676	169,676

Court Programs
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 6.04% and matures on April 6, 2037. The note is secured by monitoring equipment.	229,100	-

	September 30,
	2008	2007

Unsecured revolving lines of credit with two banks, with interest rates between 6.60 % and 13.49%.	48,499	-

Unsecured notes payable with interest rates between 7% and 8%.	16,028	-

Midwest
Notes payable to a financial institution bearing interest at 8.41%. Notes mature in July 2011 and July 2016. The notes are secured by property.	247,675	-

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	199,747	-

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2009 and October 2011.	43,570	-

Note payable to a stockholder of Midwest. The note bears interest at 5% maturing on February 2013.	59,958	-

Total debt obligations	$1,613,046	$169,676
Less current portion	(465,664)	(169,676)
Long-term debt, net of current portion	$1,147,382	$-

(9)        Preferred Stock

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

Series A 10 % Convertible Non-Voting Preferred Stock
The Company has designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred stock ("Series A Preferred stock"). As of September 30, 2008, there were 19 shares of Series A Preferred Stock outstanding, which represent 7,178 common stock equivalents at a conversion rate of 370 for 1.

Dividends
The remaining holder of the Series A Preferred stock, is entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash, additional shares of Series A Preferred stock, or common shares of RemoteMDx at the discretion of the Board of Directors. Dividends are fully cumulative and accrue from the date of original issuance to the holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set.  During the years ended September 30, 2008 and 2007, the Company recorded $423 and $160,638 in dividends on Series A Preferred stock, respectively.

Convertibility
Series A Preferred Stock is convertible at 370 shares of common stock for each share of Series A Preferred stock.  During the year ended September 30, 2008, no shares of Series A Preferred stock were converted into shares of common stock.  During the year ended September 30, 2007, 18,093 shares of Series A Preferred stock were converted into 6,694,329 shares of common stock.  As of September 30, 2008, there were 19 shares of Series A Preferred stock outstanding, which may convert into 7,178 shares of common stock.

Voting Rights and Liquidation Preference
The holders of Series A Preferred stock have no voting rights and are entitled to a liquidation preference of $2.00 per share plus unpaid dividends multiplied by 133%.

Optional Redemption
The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred stock at any time. As of September 30, 2008, the redemption price was 133% of the conversion price of Series A Preferred stock; however, the Company may designate a different and lower conversion price for all shares of Series A Preferred stock called for redemption by the Company. Through September 30, 2008, the Company has not exercised its option to redeem shares of Series A Preferred stock.

Issuances of Series A Preferred Stock
During the years ended September 30, 2008, 2007 and 2006, the Company had recorded and issued 0, 802 and 2,146 shares, respectively, of Series A Preferred stock for payment of Series A accrued dividends.

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

Convertibility
Each share of Series B Preferred stock is convertible at any time into shares of common stock at an initial rate of $3.00 per share of common. Each share of Series B Preferred stock will automatically convert into shares of common stock at the then effective conversion rate on the closing of a firm commitment underwritten public offering with an aggregate public offering price of not less than $20,000,000. The Company has issued shares of common stock or securities convertible into common stock for consideration per share less than $3.00 per share.  The conversion rate will automatically be adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock issued. During the year ended September 30, 2008, 2007 and 2006, 2,000, 40,333 and 1,315,825 shares converted into 15,000, 351,824 and 7,171,380 shares of common stock. As of September 30, 2008, there were 10,999 shares of Series B Preferred stock outstanding, which may convert into 113,783 shares of common stock.

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

Convertibility
One share of Series C Preferred stock is convertible into three shares of the Company’s common stock, subject to adjustments. During the years ended September 30, 2008, 2007 and 2006, the holders of Series C Preferred stock converted 0, 5,764,488 and 0 shares of Series C Preferred stock into 0, 17,293,463 and 0 shares of common stock.

Dividends
The stock has an 8% dividend that may be paid in cash or additional shares of Series C Preferred stock at the option of the Company.  During the years ended September 30, 2008, 2007 and 2006, the Company recorded $0, $389,965 and $294,379 in dividends on Series C Preferred stock, respectively.  For the years ended September 30, 2008, 2007, and 2006 the Company issued 0, 232,122 and 175,226 shares, respectively of Series C Preferred stock for dividends.

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

During the year ended September 30, 2007, the Company sent out a letter to all Series C Preferred stockholders giving them notice to redeem all Series C Preferred stock.  The holders were required to convert their shares of Series C Preferred stock into common stock or redeem them for $4 per share.  During the year ended September 30, 2007, 5,764,488 shares of Series C Preferred shares converted into 17,293,463 shares of common stock.  As of September 30, 2008, there were no shares of Series C Preferred stock outstanding.

(10)	SecureAlert Preferred Stock

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

During the years ended September 30, 2008 and 2007, the Company recorded $344,933 and $306,242 in dividends on SecureAlert Series A Preferred stock.

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

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,549,386.  The former SecureAlert Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  As of September 30, 2008, the Company has estimated and accrued $3,244,758 for future contingency payments.  This can be paid in either cash or common stock at the Company’s option. The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SecureAlert Series A stockholders.  During the year ended September 30, 2008, RemoteMDx issued 825,893 shares of common stock as consideration for dividends due to the former SecureAlert Series A stockholders, and recorded a net expense of $8,372,566 from the initial redemption and subsequent quarterly adjustments.

(11)	Minority Interest

In January 2007, Messrs. Derrick and Dalton exercised their previously granted right (which was granted in February 2006) to purchase from the Company 1,250,000 shares of Volu-Sol common stock for cash proceeds of $400,000 or $0.32 per share.  Prior to the sale, the Company owned 100% of Volu-Sol common stock.  The sale decreased the Company’s ownership to 70%.  During the year ended September 30, 2007, the Volu-Sol had a forward stock split at a ratio of 8.333 to 1 per share of common stock.

During the year ended September 30, 2007, the Company issued 1,687,500 shares of common stock, with a three year anti-dilution provision, for net cash proceeds of $1,150,000, or $0.68 per share, to various stockholders.  These transactions decreased the Company’s ownership of Volu-Sol to 50%.

During the year ended September 30, 2008, Volu-Sol issued 2,690,972 shares of its common stock for net cash proceeds of $2,198,333.  In addition, Volu-Sol issued 437,500 shares of its common stock for services valued at $350,000, or $0.80 per share.  As of September 30, 2008, Volu-Sol had a total of 8,982,639 shares outstanding.  As of September 30, 2008, RemoteMDx owned 1,416,667 shares of Volu-Sol’s common stock, or 16% of the outstanding shares.  During the year ended September 30, 2008, the Volu-Sol had a reverse stock split at a ratio of 2 to 1 per share of common stock.

In September 2008, Volu-Sol filed a Form S-1with the Securities and Exchange Commission reporting the Company’s intent to spin-off Volu-Sol by distributing Volu-Sol shares still held by the Company to existing RemoteMDx stockholders. As a result, minority interest for Volu-Sol was $0 at the year ended September 30, 2008.

(12)	Common Stock

Authorized Shares
The Company is authorized to issue up to 175,000,000 shares of common stock.

Common Stock Issuances
During the year ended September 30, 2008, the Company issued 28,541,175 shares of common stock.  Of these shares, 15,000 shares were issued upon conversion of 2,000 shares of Series B Preferred stock; 325,000 shares were issued upon settlement of a lawsuit; 360,000 shares were issued for debt; 9,235,000 shares were issued for services in the amount of $15,974,585; 6,077,219 shares were issued for cash proceeds of $5,057,914; 650,000 shares were issued in connection with the acquisition of Midwest and Court Programs; 825,893 shares were issued for SecureAlert Series A Preferred stock dividends; 7,434,249 shares were issued to redeem SecureAlert Series A Preferred stock; and 3,618,814 shares were issued from the exercise of options and warrants.

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

As of September 30, 2008, the Company was authorized to issue 175,000,000 shares of common stock.  Subsequent to the fiscal year 2008, holders of a majority of the issued and outstanding shares of the Company’s common stock consented to the increase of the number of authorized shares of common stock from 175,000,000 to 250,000,000 shares.  Amended Articles of Incorporation for the Company to increase the authorized shares will be filed as soon as reasonably practical.

(13)	Options and Warrants

Stock Incentive Plan
During the year ended September 30, 2006, the stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company.  A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the year ended September 30, 2008, the Company granted 6,752,869 options under this plan.

	Number of Options and Warrants	Exercise Price Per Share

Outstanding as of September 30, 2006	21,597,392	$.54 to 3.00
Granted	13,509,000	1.23 to 2.15
Expired or cancelled	(751,733)	.60 to 3.00
Exercised	(15,466,763)	.50 to 1.85

Outstanding as of September 30, 2007	18,887,896	.54 to 3.00
Granted	6,752,869	.59 to 4.05
Expired or cancelled	(296,500)	.60 to 3.00
Exercised	(3,618,814)	.54 to 1.73

Outstanding as of September 30, 2008	21,725,451	$.56 to 4.05

The following table summarizes information about stock options and warrants outstanding as of September 30, 2008:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.00 - $0.60	4,008,135	3.48	$ 0.58	2,299,802	$ 0.56
0.61 – 1.20	2,670,000	2.43	1.00	2,070,000	1.00
1.21 – 4.05	15,047,316	2.84	1.81	13,535,649	1.83

As of September 30, 2008, 17,905,451 of the 21,725,451 outstanding options and warrants were vested.

During the year ended September 30, 2008, the Company issued 6,752,869 common stock options and warrants as follows: 1,670,000 in connection with the sale of common stock, 1,725,000 to employees (275,000 have vested and 1,450,000 are unvested), 1,169,869 to consultants, and  2,188,000 to the Board of Directors.  The exercise prices range from $0.59 to $4.05 per share.  The exercise price for the options granted during the year ended September 30, 2008 were based upon the quoted market price of the Company’s shares on the date of grant.

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

(14)	Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

For the years ended September 30, 2008, 2007 and 2006, the Company incurred net losses of $49,587,050, $26,370,571 and $23,797,745, respectively, for income tax purposes.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2008, the Company had net carryforwards available to offset future taxable income of approximately $136,045,000 which will begin to expire in 2018.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

The deferred income tax assets (liabilities) were comprised of the following at September 30:

	2008	2007	2006
Net loss carryforwards	$42,560,000	$32,524,000	$22,923,000
Depreciation and reserves	20,000	490,000	7,000
Accruals and reserves	4,000	54,000	53,000
Valuation allowance	(42,536,000)	(33,068,000)	(22,863,000)
	$-	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Federal income tax benefit at statutory rate	$7,438,000	$8,966,000	$8,092,000
State income tax benefit, net of federal income tax effect	2,107,000	1,318,000	1,190,000
Loss on non-deductible expenses	(77,000)	(79,000)	(118,000)
Change in valuation allowance	(9,468,000)	(10,205,000)	(9,164,000)

Benefit for income taxes	$-	$-	$-

(15)	Commitment and Contingencies

Legal Matters
Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert: A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the Defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company answered the complaint, denying Plaintiffs allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC):  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device and method for processing data from the device ("'122 patent"), in which the Company holds all rights and interests.  STOP moved to dismiss the original complaint and also filed an answer and counterclaim.  The motion to dismiss was granted with leave to amend.  The Company filed an amended complaint on August 5, 2008.  The amended complaint seeks damages for infringement according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP's counterclaim is for declaratory relief, seeking a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid. The Company filed an answer to the counterclaim.  The Company intends to vigorously prosecute its claims and defend against the counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Strategic Growth International, Inc., v. RemoteMDx:  This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  SGI and its principals' original complaint alleged a single claim for Breach.  On October 29, 2007, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement, seeking rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  On December 31, 2007, the Company filed a motion for summary judgment on its fraudulent inducement claim.  On January 18, 2008, SGI filed a cross-motion for partial summary judgment.  On April 17, 2008, SGI amended its complaint to assert a claim for conversion with respect to the options and shares which are the subject of SGI's breach of contract claim.  On May 2, 2008, the Company filed a motion to dismiss the conversion claim.  On April 23, 2008, SGI sought an order permitting the attachment of the Company's assets in the State of New York.  In December 2008, the Company has verbally agreed to settle this lawsuit for 1,200,000 restricted shares of the Company’s common stock valued at $360,000, or $0.30 per share and $25,000 in cash.  The shares have piggyback registration rights and are protected against any potential reverse stock splits.  The Company has accrued $385,000 to settle this lawsuit.

Frederico and Erica Castellanos, v. Volu-Sol, Inc.  On August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County.  The complaint names twenty-four Defendants and one hundred unnamed Doe Defendants.  The complaint asserts claims for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, breach of implied warranties, and loss of consortium based on Mr. Castellanos' alleged exposure to certain chemicals during the course of his employment.  One of the original named Defendants was Logos Scientific, Inc.  On September 4, 2008, Plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1.  Volu-Sol, Inc. was the original name of RemoteMDx, Inc.  The Company intends to vigorously defend itself against Castellanos’ claims.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Thomas Natale v. RemoteMDx.  This non-payment of certain obligations suit was filed against the Company and other defendants, including ADP Management Corp., James Dalton and David Derrick in the United States District Court for the Eastern District of Tennessee on August 18, 2008.  The Plaintiff has alleged that the Defendants owe him certain back amounts of bonuses, interest and note payables. Management has been advised that a similar action has been filed by Edward Boling. The Company has answered the complaint and discovery is ongoing. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

SecureAlert, v. David Ezell, et al.  The Company has filed a claim against David Ezell and several related entities for breach of contract, unjust enrichment, conversion, and punitive damages, and seeks approximately $290,810 in damages, as well as other amounts to be proven at trial.  The case is in the discovery stage.  After consultation with legal counsel, the Company has not accrued for any potential recovery or any material loss associated with this claim.

Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2008:

Years	Total	SecureAlert	Midwest	Court Programs

2009	$533,493	$402,509	$14,128	$116,856
2010	354,027	262,894	11,124	80,009
2011	308,825	267,173	3,744	37,908
2012	279,162	268,362	-	10,800
2013	267,882	267,882	-	-
2014	60,537	60,537	-	-

Total	$1,803,926	$1,529,357	$28,996	$245,573

The total contractual obligations of $1,803,926 consist of the following: $1,554,667 from facilities operating leases and $249,259 from equipment leases.  During the years ended 2006, 2007 and 2008, the Company paid approximately $191,000, $284,000, and $536,000 in lease payment obligations, respectively.

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

Cellular Access Agreement
During the year ended September 30, 2006, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company during the years ended September 30, 2008, 2007 and 2006 was approximately $2,940,000, $2,593,000 and $290,000, respectively.

(16)	Subsequent Events

Subsequent to September 30, 2008, the following events occurred:

1)
On November 17, 2008, the Company’s Chief Financial Officer and Chief Operating Officer Blake Rigby resigned. Mr. Rigby indicated he was stepping down to pursue other interests.  He had served in the position since June 2008. No severance or other obligations were incurred by the Company in connection with the departure of Mr. Rigby.

Effective November 20, 2008, the Board of Directors of the Company appointed John L. Hastings, III to the additional position of Chief Operating Officer, recently vacated by Mr. Rigby. Mr. Hastings also will continue to serve as the Company’s President.  No change will be made in the compensation of Mr. Hastings in connection with this expanded role in the Company.

Also effective November 20, 2008, the Board of Directors of the Company appointed Michael G. Acton to the position of Chief Financial Officer.  Mr. Acton also is the Chief Financial Officer of Volu-Sol Reagents Corporation, a former subsidiary of the Company.  From 1999 until June 2008, Mr. Acton was Secretary-Treasurer of the Company; he served as the Company’s Chief Financial Officer from March 2001 until June 2008.  He is a Certified Public Accountant in the State of Utah.

2)
The Company’s subsidiary SecureAlert down-sized its workforce by approximately 21% (26 persons) during the first two weeks of November 2008 as part of a restructuring plan, which began in October 2008. The Company implemented this restructuring with the goal of increasing operating efficiencies while reducing operating expenses and improving gross margins and cash flows during the fiscal year ending September 30, 2009.

3)
On November 21, 2008, the Company borrowed $1,000,000 from its Chief Executive Officer and Chairman, David G. Derrick, pursuant to a Promissory Note (the “Note”). This unsecured loan is intended to bridge the device procurement, accelerated and expanded manufacturing and short-term financial needs of the Company until the completion of a private round of debt financing, which is presently being conducted by the Company.  Terms of the transaction are consistent with the terms offered to third-party financing sources in recent transactions.  The Note bears interest at an annual percentage rate of 15% and is due and payable the earlier of the receipt of a minimum of $1,000,000 in new financing, or seventy-five (75) days from origination.  Net proceeds to the Company after payment of a 5% initiation fee paid to Mr. Derrick were $950,000.  The Company also agreed to issue 100,000 shares of common stock to Mr. Derrick as additional consideration for extending the loan to the Company.  As of the date of this Report, the 100,000 shares of common stock have not yet been issued.  The Company may prepay the Note at any time without penalty or further interest obligation.  The transaction was reviewed and approved by the Audit Committee of the Company’s Board of Directors.

4)
In December 2008, the Company verbally agreed to settle a lawsuit with Strategic Growth International, Inc. for 1,200,000 restricted shares of the Company’s common stock valued at $360,000, or $0.30 per share and $25,000 in cash.  The shares will have piggyback registration rights and be protected against any potential reverse stock splits.

5)
As of September 30, 2008, the Company was authorized to issue 175,000,000 shares of common stock.  Subsequent to the fiscal year 2008, the holders of a majority of issued and outstanding shares of the Company consented to increase the authorized shares from 175,000,000 to 250,000,000.  Amended Articles of Incorporation for the Company to increase the authorized shares will be filed as soon as reasonably practical.

6)
The Company issued 350,000 shares of restricted common stock for cash proceeds of $100,000, or approximately $0.29 per share.  Additionally, the Company issued 1,800,000 shares of restricted common stock to settle payoff accounts payable balances with two vendors in the amount of $440,000.

7)
On December 22, 2008, Mr. Derrick rescinded 1,500,000 shares of common stock which were granted in April 2008 valued at $2,325,000.  Additionally, Mr. Derrick also rescinded 1,000,000 warrants that were vested during the fiscal year ending September 30, 2008 valued at $1,934,162.

8)
On December 22, 2008, Mr. Hastings rescinded 250,000 shares of common stock which were granted in June 2008 valued at $387,500.  Additionally, Mr. Hastings also rescinded 250,000 warrants that were vested during the fiscal year ending September 30, 2008 valued at $337,113.