Form 10-Q
period 2008-12-31
REMOTE MDX INC
filed 2009-02-09
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of February 5, 2009 was 162,438,546.

REMOTEMDX, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2008

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2008	September 30, 2008
Assets
Current assets:
Cash	$787,686	$2,782,953
Deposit held in escrow	-	500,000
Accounts receivable, net of allowance for doubtful accounts of $205,596 and $312,000, respectively	1,661,005	1,441,853
Inventory	170,953	-
Receivable from related-party	57,063	55,385
Prepaid expenses and other	252,019	224,842
Total current assets	2,928,726	5,005,033

Property and equipment, net of accumulated depreciation and amortization of $2,112,970 and $1,937,710, respectively	1,526,781	1,581,558
Monitoring equipment, net of accumulated depreciation of $3,276,777 and $3,061,321, respectively	1,571,208	1,349,146
Goodwill	4,811,834	4,811,834
Intangible assets, net of amortization of $21,450 and $16,500, respectively	211,550	216,500
Other assets	78,548	46,626

Total assets	$11,128,647	$13,010,697

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Unaudited)

	December 31, 2008	September 30, 2008
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank line of credit	$3,579,294	$3,462,285
Accounts payable	2,581,740	2,059,188
Accrued liabilities	1,897,238	1,781,267
Deferred revenue	30,301	21,343
SecureAlert Series A Preferred stock redemption obligation	3,226,043	3,244,758
Related Party Line of Credit and Notes	1,865,140	792,804
Current portion of long-term debt	425,809	465,664
Total current liabilities	13,605,565	11,827,309

Long-term debt, net of current portion	1,234,539	1,147,382
Total liabilities	14,840,104	12,974,691

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock:
Series A 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; 19 and 19 shares outstanding, respectively (aggregate liquidation preference of $1,024)	1	1
Series B convertible, $0.0001 par value: 2,000,000 shares designated; 10,999 and 10,999 shares outstanding, respectively (aggregate liquidation preference of $32,997)	1	1
Series C convertible, $0.0001 par value: 7,357,144 shares designated; no shares outstanding (aggregate liquidation preference of $0)	-	-
Common stock, $0.0001 par value: 175,000,000 shares authorized; 156,581,260 and 155,881,260 shares outstanding, respectively	15,658	15,588
Additional paid-in capital	186,809,902	186,203,084
Deferred compensation	(2,918,864)	(3,498,672)
Accumulated deficit	(187,618,155)	(182,683,996)
Total stockholders’ equity (deficit)	(3,711,457)	36,006

Total liabilities and stockholders’ equity (deficit)	$11,128,647	$13,010,697

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31,
	2008	2007
Revenues:
Products	$352,750	$1,069,379
Monitoring services	2,869,547	2,399,907
Total revenues	3,222,297	3,469,286
Cost of revenues:
Products	239,467	578,822
Monitoring services	2,875,990	2,163,964
Total cost of revenues	3,115,457	2,742,786
Gross margin	106,840	726,500
Operating expenses:
Selling, general and administrative (including $865,404 and $2,019,945, respectively, of compensation expense paid in stock or stock options / warrants)	4,089,273	4,152,715
Research and development	492,403	865,344
Loss from operations	(4,474,836)	(4,291,559)
Other income (expense):
Gain on sale of intellectual property	-	2,400,000
Redemption of SecureAlert Series A Preferred	18,715	-
Interest income	1,682	30,517
Interest expense (including $221,404 and $178,406, respectively, of compensation expense paid in stock)	(479,745)	(375,510)
Other income (expense), net	25	9,260
Net loss from continuing operations	(4,934,159)	(2,227,292)
Discontinued operations	-	(114,652)
Net loss	(4,934,159)	(2,341,944)
Dividends on Series A Preferred stock	(113)	(167,137)
Net loss attributable to common stockholders	$(4,934,272)	$(2,509,081)
Net loss per common share from continuing operations, basic and diluted	$(0.03)	$(0.02)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.00)
Net loss per common share, basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding, basic and diluted	156,631,000	129,617,000

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,934,159)	$(2,341,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400,614	440,445
Common stock issued for services	425,000	621,085
Amortization of deferred financing and consulting costs	661,808	1,393,656
Stock options and warrants issued during the period for services	-	183,610
Redemption of SecureAlert Series A Preferred stock	(18,715)	-
Increase in related-party line of credit for services	81,764	204,509
Loss from discontinued operations	-	114,652
Changes in operating assets and liabilities:
Accounts receivable, net	(219,152)	(617,938)
Deposit released from escrow	500,000	-
Interest receivable (payable)	-	(9,068)
Inventories	(170,953)	-
Prepaid expenses and other assets	(60,777)	(92,920)
Accounts payable	522,552	(821,783)
Accrued liabilities	115,859	(252,140)
Deferred revenue	8,958	(42,199)
Net cash used in operating activities	(2,687,201)	(1,220,035)

Cash flows from investing activities:
Purchase of property and equipment	(120,483)	(43,313)
Purchase of monitoring equipment	(444,733)	-
Disposal of monitoring equipment	2,267	-
Net cash used in investing activities	(562,949)	(43,313)

Cash flows from financing activities:
Principal payments on related-party line of credit	(9,428)	(436,219)
Principal payments on notes payable	(175,064)	(78,644)
Cash acquired through acquisitions	-	160,898
Net proceeds (payments) in bank line of credit borrowings	117,009	(188,534)
Proceeds from notes payable	22,366	-
Proceeds from issuance of related-party note payable	1,000,000	-
Proceeds from sale of common stock	100,000	-
Proceeds from issuance of Series A 15% debentures	200,000	-
Proceeds from exercise of options and warrants	-	2,452,380
Net cash provided by financing activities	1,254,883	1,909,881
Net increase (decrease) in cash	(1,995,267)	646,533
Cash, beginning of period	2,782,953	4,803,871
Cash, end of period	$787,686	$5,450,404

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended December 31,
	2008	2007

Cash paid for interest	$251,189	$197,104

Supplemental schedule of non-cash investing and financing activities:
Notes payable issued in acquisition of Midwest Monitoring & Surveillance, Inc.	$-	$1,800,000
Note payable issued in acquisition of Court Programs, Inc., Court Programs of Florida, Inc., and Court Programs of Northern Florida, Inc.	-	1,147,500
Issuance of shares of common stock in exchange for shares of Series B Preferred stock	-	1
SecureAlert Series A Preferred stock dividends	-	167,035
Series A Preferred stock dividends	113	102
Issuance of 300,000 and 0 shares of common stock for deferred financing costs, respectively	82,000	-

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation

The unaudited interim consolidated financial information of RemoteMDx, Inc. and subsidiaries (collectively, the “Company” or “RemoteMDx”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2008, and results of its operations for the three months ended December 31, 2008 and 2007.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  The results of operations for the three months ended December 31, 2008 may not be indicative of the results for the fiscal year ending September 30, 2009.

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

Management’s plans with respect to this uncertainty include raising additional capital from the issuance of Series A 15% debentures, expanding its market for its tracking products, and increasing monitoring service revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 20008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSB APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP APB 14-1.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-5.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of EITF 08-7 on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2008 and 2007, the Company performed an assessment of potential impairment and did not impair any long-lived assets.

Revenue Recognition

The Company’s revenue has historically been from three sources: (i) monitoring services; (ii) monitoring device and other product sales.

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

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants and shares issuable upon conversion of preferred stock.  As of December 31, 2008 and 2007, there were 20,491,912 and 16,184,404 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common stock as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2008, consisted of 7,178 shares of common stock into which 19 shares of Series A Preferred stock are convertible, 113,783  shares of common stock into which 10,999 shares of Series B Preferred Stock are convertible, and 20,370,951 shares underlying options and warrants. Of the 20,370,951 shares underlying options and warrants, 16,720,618 shares underlie options and warrants which have vested and 3,650,333 shares underlie options and warrants which have not yet vested.

As of December 31, 2008, the Company was authorized to issue 175,000,000 shares of common stock.  Subsequently, the Company mailed a proxy card in connection with a Consent Solicitation Statement to the stockholders proposing to amend the Company’s Articles of Incorporation increasing the authorized common stock of the Company to 250,000,000.  By March 4, 2009, the shareholders may vote whether or not to increase the authorized shares, but as of the date of this Report the number of authorized shares has not changed.

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

For options granted subsequent to October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options. No stock options were granted to employees during the three months ended December 31, 2008 and 2007.

A summary of stock option activity for the three months ended December 31, 2008, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,600,000	$1.08
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(354,500)	$1.55
Outstanding as of December 31, 2008	3,245,500	$1.02	3.28 years	$-
Exercisable as of December 31, 2008	195,167	$1.12	3.08 years	$-

(2)           INVENTORY

Inventory is recorded at the lower of cost or market, cost being determined on a first-in (“FIFO”) method.  Substantially all items included in inventory consisted of parts related to the manufacturing of the Company’s TrackerPAL devices.  Inventory was $170,953 and $0 as of December 31, 2008 and 2007, respectively.

(3)           PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and September 30, 2008, were as follows:
	December 31, 2008	September 30, 2008
Equipment, software and tooling	$2,562,050	$2,472,076
Automobiles	318,244	287,736
Building and land	377,555	377,555
Leasehold improvements	102,190	102,190
Furniture and fixtures	279,712	279,711
	3,639,751	3,519,268
Accumulated depreciation	(2,112,970)	(1,937,710)

Property and equipment, net of accumulated depreciation	$1,526,781	$1,581,558

Depreciation expense for the three months ended December 31, 2008 and 2007 was $175,260 and $142,116, respectively.

(4)           MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2008 and September 30, 2008, was as follows:

	December 31, 2008	September 30, 2008
Monitoring equipment	$4,847,985	$4,410,467
Less: accumulated depreciation	(3,276,777)	(3,061,321)
Total	$1,571,208	$1,349,146

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Depreciation expense for the three months ended December 31, 2008 and 2007 was $220,405 and $290,897, respectively.  These expenses were classified as a cost of revenues.

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

Midwest provides electronic monitoring for individuals on parole.  The primary reason for the acquisition of Midwest was the expansion of Company’s technology and name recognition throughout the midwestern, central and eastern United States.  The total consideration for the purchase of Midwest was $4,400,427 comprised of notes payable of $1,800,000, shares of common stock valued at $1,752,000 (438,000 shares valued at $4.00 per share), transaction costs of $31,497, and long-term liabilities assumed of $816,930.

The total consideration of $4,400,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,725,748.  The excess over net book value was allocated as follows:

Goodwill and Other Intangible Assets
Goodwill	$3,603,748
Trade name	120,000
Non-compete agreements	2,000
Excess over net book value	$3,725,748

The Company recorded $2,250 of amortization expense for Midwest intangible assets during the three months ended December 31, 2008 resulting in net intangible assets of $112,250.

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

The Company recorded $2,700 of amortization expense on intangible assets for Court Programs during the three months ended December 31, 2008 resulting in net intangible assets of $99,300.

In connection with the acquisitions of Midwest and Court Programs, the Company recorded goodwill and other intangible assets.  The table below shows the allocation of the goodwill and identified intangibles for each company:

Goodwill and other intangible assets, net of amortization

Goodwill
Midwest	$3,603,748
Court Programs	1,208,086
Other intangible assets
Midwest, net of amortization of $9,750	112,250
Court Programs, net of amortization of $11,700	99,300
Total goodwill and other intangible assets, net of amortization	$5,023,384

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three months ended December 31, 2008 and 2007, as though the Midwest and Court Programs acquisitions had been completed as of the beginning of each period presented:

	Three Months Ended
	December 31,
	2008	2007
Revenues:
Products	$352,750	$1,069,379
Monitoring services	2,869,547	3,317,846
Total revenues	3,222,297	4,387,225
Cost of revenues:
Products	(239,467)	(578,822)
Monitoring services	(2,875,990)	(2,654,527)
Total cost of revenues	(3,115,457)	(3,233,349)
Gross margin	106,840	1,153,876

Operating expenses:
Selling, general and administrative	(4,089,273)	(4,604,614)
Research and development	(492,403)	(865,344)
Loss from operations	(4,474,836)	(4,316,082)

Other income (expense):
Gain on sale of intellectual property	-	2,400,000
Loss on sale of asset	18,715
Other income (loss)	25	9,260
Interest income	1,682	30,517
Interest expense	(479,745)	(391,665)
Net loss from continuing operations	(4,934,159)	(2,267,970)
Discontinued operations	-	(114,652)
Net loss	(4,934,159)	(2,382,622)
Dividends on Series A Preferred stock	(113)	(167,137)
Net loss attributable to common stockholders	$(4,934,272)	$(2,549,759)
Net loss per common share from continuing operations, basic and diluted	$(0.03)	$(0.02)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.00)
Net loss per common share – basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding – basic and diluted	156,631,000	130,267,000

(6)           BANK LINE OF CREDIT

As of December 31, 2008, the Company’s outstanding balance under a line of credit with a bank was $3,579,294. The interest rate is 7% and the line of credit matures on March 1, 2009. The line of credit of $3,600,000 is secured by letters of credit for a total of $3,600,000 and SecureAlert’s assets, excluding TrackerPAL products. The cash available to draw on the line of credit as of December 31, 2008 was $20,706. The letters of credit were provided as collateral by four unrelated entities.  In addition, the Company will make monthly interest payments, at a rate of 11% annually, on the line of credit to the entities that provided and arranged for the letters of credit.

(7)           ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008

Accrued lawsuit liability	$385,000	$385,000
Accrued payroll and employee benefits	319,685	451,485
Accrued board of directors fees	265,000	205,000
Accrued warranty and manufacturing costs	250,000	291,423
Accrued outside services	200,744	118,665
Accrued legal and consulting fees	125,000	91,720
Accrued cellular costs	122,683	-
Accrued interest	122,265	97,383
Accrued bonuses	73,671	83,763
Commissions	-	56,828
Other accrued expenses	33,190	-
Total	$1,897,238	$1,781,267

(8)          DEBT OBLIGATIONS

Debt obligations as of December 31, 2008 and September 30, 2008 consisted of the following:

	December 31, 2008	September 30, 2008
SecureAlert, Inc.
Unsecured note payable to a former subsidiary bearing interest at 5%. The note matures on December 31, 2009.	$519,791	$598,793

Unsecured notes payable to former SecureAlert stockholders, with interest at 5.00%, payable in installments of $80,000 per month until paid in full. These notes are currently in default, although these notes are subject to an offset provision which has never been provided to the Company.	169,676	169,676

Series A 15% debenture bearing interest at a rate of 15% per annum. The debenture matures on May 31, 2010.	200,000	-

Court Programs
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 6.04% and matures on April 6, 2037. The note is secured by monitoring equipment.	228,588	229,100

Unsecured revolving lines of credit with two banks, with interest rates between 6.60 % and 13.49%.	31,800	48,499

Unsecured notes payable with interest rates between 7% and 8%.	13,531	16,028

Midwest
Notes payable to a financial institution bearing interest at 8.41%. Notes mature in July 2011 and July 2016. The notes are secured by property.	233,438	247,675

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	146,468	199,747

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2009 and October 2011.	60,105	43,570

Note payable to a stockholder of Midwest. The note bears interest at 5% maturing on February 2013.	56,951	59,958

Total debt obligations	$1,660,348	$1,613,046
Less current portion	(425,809)	(465,664)
Long-term debt, net of current portion	$1,234,539	$1,147,382

 (9)          RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of December 31, 2008, the Company owed $615,140 to ADP Management, an entity owned and controlled by two of the Company’s officers and directors, Mr. Derrick and Mr. Dalton, under a line-of-credit agreement.  Outstanding amounts on the line of credit accrue interest at 11% per annum and are due on August 31, 2009.  During the three months ended December 31, 2008, the net increase in borrowings under this line of credit was $72,336. The increase of $72,336 consisted of cash repayments of $9,428 offset, in part, by $81,764 of expenses owed to ADP Management that are reimbursable by the Company.

Related-Party Note Payable

In November 2008, the Company borrowed $1,000,000 from Mr. Derrick, the Chief Executive Officer of the Company.  The unsecured note payable accrues interest at 15% and is due and payable upon the Company receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  The Company and Mr. Derrick verbally agreed to convert this note payable into a future financing instrument.  The Company paid to Mr. Derrick a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  As of December 31, 2008, the Company owed $1,000,000 plus $16,245 in accrued interest to Mr. Derrick.

Related-Party Note Payable

In September 2008, the Company borrowed $250,000 from Randy Olshen, the former President of SecureAlert.  The unsecured note payable accrues interest at 11% and is due and payable on December 31, 2009 or upon demand whichever comes first.  As of December 31, 2008, the Company owed $250,000 plus $6,938 in accrued interest to Mr. Olshen. Subsequent to December 31, 2008, the Company paid off this note and accrued interest in the amount of $259,106.

Note Receivable from Gary Bengtson

The Company acquired a 51% ownership in Midwest Monitoring & Surveillance, Inc. (“Midwest”) effective December 1, 2007.  Prior to the date of acquisition, Midwest had entered into a loan arrangement with Gary Bengtson, the Chief Financial Officer of Midwest.  As of December 31, 2008, Mr. Bengtson owed the Company $57,063. The note receivable accrues interest at 12% and is due and payable on March 31, 2009.

(10)         PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred stock is convertible into 370 shares of common stock. During the three months ended December 31, 2008, no shares of Series A Preferred stock were converted into common stock.  As of December 31, 2008, there were 19 shares of Series A Preferred stock outstanding, which represent 7,178 common stock equivalents at a conversion rate of 370 for 1.

The holders of the Series A Preferred stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash or in additional shares of Series A Preferred stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the three months ended December 31, 2008 and 2007, the Company recorded $113 and $102, respectively, in dividends for Series A Preferred stock.

The Company may, at its option, redeem up to two-thirds of the total number of shares of Series A Preferred stock at a redemption price of 133 percent of the stated value of Series A Preferred stock.  However, the Company may designate a different and lower redemption price for all shares of Series A Preferred stock called for redemption by the Company. Through December 31, 2008, the Company had not exercised its option to redeem shares of Series A Preferred stock.

Series B Convertible Preferred Stock

During the three months ended December 31, 2008 and 2007, 0 and 2,000 shares of Series B Convertible Preferred stock were converted into 0 and 15,000 shares of common stock, respectively.  As of December 31, 2008, there were 10,999 shares of Series B Preferred stock outstanding, convertible into approximately 113,783 common shares.

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

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,549,386.  The former SecureAlert Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  The Company estimated and accrued $3,226,043 for future contingency payments.  The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SecureAlert Series A stockholders.  During the three months ended December 31, 2008, RemoteMDx recorded $18,715 in other income to reflect the change between the estimated and actual contingency payments.

(11)         COMMON STOCK

During the three months ended December 31, 2008, the Company issued a net 700,000 shares of RemoteMDx common stock as follows:

•	1,800,000 shares were issued for services performed for a value of $425,000.

•	1,750,000 shares were cancelled that were previously issued for services.

•	350,000 shares were issued for $100,000 in cash.

•	300,000 shares were issued in connection with debt.

Common Stock Options and Warrants

As of December 31, 2008, 16,720,618 of the 20,370,951 outstanding options and warrants were vested with a weighted average exercise price of $1.45 per share. No stock options and warrants were exercised during the three months ended December 31, 2008. Of the 20,370,951 shares underlying options and warrants, 16,720,618 shares underlie options and warrants which have vested, and 3,650,333 shares underlie options and warrants which have not vested.

(12)         SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company entered into the following transactions:

1)
The Company received $3,000,000 in cash from the sale of Series A 15% Debentures.  The debentures accrue interest at a rate of 15% per annum, with interest paid quarterly in cash.  The debentures are due on May 31, 2010.  Additionally, the Company issued 3,000,000 shares of common stock in connection with the sale of the debentures.  The debenture holder may convert into common stock of the Company at a price of $0.20 per share as long as it owns less than 5% of the outstanding common stock.  Should at anytime over the next twelve (12) months, the Company issues any equity security at a price less than $0.20 per share, the debenture holder can convert at that lesser price.

2)
In connection with a Consent Solicitation Statement, a proxy card was sent to the Company’s stockholders proposing to amend the Company’s Articles of Incorporation increasing the authorized common stock of the Company to 250,000,000.  By March 4, 2009, the shareholders may vote whether or not to increase the authorized shares, but as of the date of this Report the number of authorized shares has not changed.

3)
The Company entered into a note payable with an entity for $2,700,000 to purchase TrackerPAL devices.  The note bears interest at a rate of 8% per annum and matures on January 15, 2010. The note requires quarterly interest payment and principal due at the end of maturity.  At the Lender’s option, the note may be convertible into shares of the Company’s common stock at $0.22 per share. The Company anticipates leasing these TrackerPAL devices to domestic and international customers.

4)
On January 14, 2009, the Company entered into an Asset Purchase Agreement with Bishop Rock Software, Inc., a California corporation (“BRS”), Peter C. Sarna, II, Sol Lizarbram, Steven Florek, Clydesdale Partners I, LLC and Clydesdale Partners II, LLC, to provide additional software capabilities regarding crime scene correlation in connection with the TrackerPAL devices. The Company purchased BRS for 2,857,286 shares of the Company’s common stock.

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

Strategic Growth International, Inc., v. RemoteMDx:  This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  SGI and its principals' original complaint alleged a single claim for Breach.  On October 29, 2007, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement, seeking rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  On December 31, 2007, the Company filed a motion for summary judgment on its fraudulent inducement claim.  On January 18, 2008, SGI filed a cross-motion for partial summary judgment.  On April 17, 2008, SGI amended its complaint to assert a claim for conversion with respect to the options and shares which are the subject of SGI's breach of contract claim.  On May 2, 2008, the Company filed a motion to dismiss the conversion claim.  On April 23, 2008, SGI sought an order permitting the attachment of the Company's assets in the State of New York.  The Company verbally agreed with SGI to settle the lawsuit for 1,200,000 restricted shares of the Company’s common stock valued at $360,000, or $0.30 per share and $25,000 in cash.  The shares would have piggyback registration rights and are protected against any potential reverse stock splits.  The Company anticipates executing the settlement agreement with SGI in February 2009.

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

Thomas Natale v. RemoteMDx.  This non-payment of certain obligations suit was filed against the Company and other defendants, including ADP Management Corp., James Dalton and David Derrick in the United States District Court for the Eastern District of Tennessee on August 18, 2008.  The Plaintiff has alleged that the Defendants owe him certain back amounts of bonuses, interest and notes payable. Management has been advised that a similar action has been filed by Edward Boling. The Company has answered the complaint and discovery is ongoing. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Informal Inquiry.  In March 2008, the Company was advised by letter from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  The inquiry, among other items, relates to the Company’s revenue recognition policy and documents, relationship with stockholders, and business.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  We voluntarily disclosed this inquiry in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  There were no material developments in this matter during the fiscal quarter ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

This report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  Generally, the statements contained in this report that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our Company’s financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis and Plan of Operation in our Annual Report on Form 10-K for the year ended September 30, 2008, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report.

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

Critical Accounting Policies

In Note 2 to the consolidated financial statements for the fiscal year ended September 30, 2008 included in the Company’s Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining its results of operations and its financial position.

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

Revenue Recognition

The Company’s revenue has historically been from three sources: (i) monitoring services; (ii) monitoring device and other product sales.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2008 and 2007, the Company performed an assessment of potential impairment and did not impair any long-lived assets.

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

For options granted subsequent to October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options. No stock options were granted to employees during the three months ended December 31, 2008 and 2007.

A summary of stock option activity for the three months ended December 31, 2008, is presented below:
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,600,000	$1.08
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(354,500)	$1.55
Outstanding as of December 31, 2008	3,245,500	$1.02	3.28 years	$-
Exercisable as of December 31, 2008	195,167	$1.12	3.08 years	$-

Results of Operations

Summary of Financial Results and Recent Developments

Subsequent to December 31, 2008, the Company entered into the following transactions:

•
The Company received $3,000,000 in cash from the sale of Series A 15% Debentures.  The debentures accrue interest at a rate of 15% per annum, with interest paid quarterly in cash.  The debentures are due on May 31, 2010.  Additionally, the Company issued 3,000,000 shares of common stock in connection with the sale of the debentures.  The debenture holder may convert into common stock of the Company at a price of $0.20 per share as long as it owns less than 5% of the outstanding common stock.  Should at anytime over the next twelve (12) months, the Company issues any equity security at a price less than $0.20 per share, the debenture holder can convert at that lesser price.

•
In connection with a Consent Solicitation Statement, a proxy card was sent to the Company’s stockholders proposing to amend the Company’s Articles of Incorporation increasing the authorized common stock of the Company to 250,000,000.  By March 4, 2009, the shareholders may vote whether or not to increase the authorized shares, but as of the date of this Report the number of authorized shares has not changed.

•
The Company entered into a note payable with an entity for $2,700,000 to purchase TrackerPAL devices.  The note bears interest at a rate of 8% per annum and matures on January 15, 2010. The note requires quarterly interest payment and principal due at the end of maturity.  At the Lender’s option, the note may be convertible into shares of the Company’s common stock at $0.22 per share.  The Company anticipates leasing these TrackerPAL devices to domestic and international customers.

•
On January 14, 2009, the Company entered into an Asset Purchase Agreement with Bishop Rock Software, Inc., a California corporation (“BRS”), Peter C. Sarna, II, Sol Lizarbram, Steven Florek, Clydesdale Partners I, LLC and Clydesdale Partners II, LLC, to provide additional software capabilities regarding crime scene correlation in connection with the TrackerPAL devices. The Company purchased BRS for 2,857,286 shares of the Company’s common stock.

Three months ended December 31, 2008, compared to three months ended December 31, 2007

Revenues

For the three months ended December 31, 2008, the Company had revenues of $3,222,297 compared to $3,469,286 for the three months ended December 31, 2007, a decrease of $246,989. The decrease in revenues resulted primarily from product sales.  During the three months ended December 31, 2007, the Company reported product sales of $1,069,379 which consisted of offender tracking devices and equipment sales compared to $352,750 for the three months ended December 31, 2008.  Revenues from monitoring services for the three months ended December 31, 2008 were $2,869,547 compared to $2,399,907 for the three months ended December 31, 2007, an increase of $469,640, or 20%.

SecureAlert had revenues of $1,309,921 during the three months ended December 31, 2008, compared to revenues of $2,908,390 for the three months ended December 31, 2007. These revenues in the three months ended December 31, 2008 consisted of $7,750 from the sale of offender tracking devices, $1,293,508 from the monitoring of offender tracking devices, and $8,663 from home and personal security systems.  SecureAlert revenues for the three months ended December 31, 2007 consisted of $1,033,333 from the sale of offender tracking devices, $1,855,149 from the monitoring of offender tracking devices and $19,908 from home and personal security systems.

SecureAlert revenues from device sales decreased during the three months ended December 31, 2008 compared to the same period ending in 2007 because the Company made a conscious effort in not selling, but leasing its TrackerPAL devices.

Although SecureAlert revenues from monitoring of offender tracking devices decreased during the three months ended December 31, 2008 compared to the same period ending in 2007, no customers accounted for more than 10% of SecureAlert’s monitoring revenues during the three months ended December 31, 2008 compared to a former customer accounting for 64% of SecureAlert’s monitoring revenues during the three months ended December 31, 2007.

SecureAlert revenues from home and personal security systems in not the Company’s core business; thus, resulting in a decrease in sales for the three months ended December 31, 2008 compared to the same period ending 2007.

On December 1, 2007, the Company acquired Midwest. For the month ended December 31, 2007, Midwest had revenues of $351,583.  These revenues consisted of $311,631 from the monitoring of offender tracking devices, $36,046 from the sale of equipment, and $3,906 from other miscellaneous sales.  For the three months ended December 31, 2008, Midwest had revenues of $1,180,810.  These revenues consisted of $835,810 from monitoring of offender tracking devices and $345,000 from the sale of equipment.

On December 1, 2007, the Company acquired Court Programs. For the month ended December 31, 2007, Court Programs had revenues of $209,313 from the monitoring of offender tracking devices and parolee services. For the three months ended December 31, 2008, Court Programs had revenues of $731,566 from the monitoring of offender tracking devices and parolee services.

Cost of Revenues

For the three months ended December 31, 2008, cost of revenues was $3,115,457 compared to $2,742,786 during the three months ended December 31, 2007, an increase of $372,671.  Cost of revenues increased due to an increase in revenues from monitoring services for the same period.  SecureAlert's cost of revenues totaled $1,817,131, or 139%, of SecureAlert's revenues during the three months ended December 31, 2008, compared to $2,431,258, or 84%, of SecureAlert’s revenues during the three months ended December 31, 2007.  SecureAlert’s cost of revenues for the quarter ended December 31, 2008 of $1,817,131 was comprised of the following:  amortization of $140,433, device costs of $2,267, commissions of $97,420, communication costs of $787,725, location costs of $15,347, monitoring center costs of $399,312, personal emergency response costs of $2,550, shipping costs of $84,303, utilization rental fees of $253,952, and other TrackerPAL costs of $33,822.  SecureAlert’s cost of revenues for the quarter ended December 31, 2007 of $2,431,258 was comprised of the following:  device costs of $693,043, commissions of $120,176, communication costs of $702,132, location costs of $11,441, monitoring center costs of $456,318, amortization of $270,979, personal emergency response costs of $3,626, and other TrackerPAL costs of $173,543.

Midwest’s cost of revenues totaled $773,830 for the three months ended December 31, 2008.  On December 1, 2007, the Company acquired Midwest. For the month ended December 31, 2007, Midwest had cost of revenues of $173,915 from the monitoring of offender tracking devices and parolee services.

Court Programs’ cost of revenues totaled $524,496 for the three months ended December 31, 2008. On December 1, 2007, the Company acquired Court Programs. For the month ended December 31, 2007, Court Programs had cost of revenues of $137,613 from the monitoring of offender tracking devices and parolee services.

Research and Development Expenses

During the three months ended December 31, 2008 and 2007, research and development expense was $492,403 and  $865,344, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended December 31, 2008, selling, general and administrative expenses were $4,089,273 compared to $4,152,715 during the three months ended December 31, 2007.  The decrease of $63,442 relates primarily to a decrease in the following expenses:  consulting of $734,983 and travel of $357,194.  Furthermore, the decrease of $63,442 in selling, general and administrative expenses was offset, in part, by increases primarily from legal and professional fees of $378,479 and payroll of $318,852.  The decrease in consulting of $734,983 relates primarily a decrease in expense from the issuance of stock and options for services rendered for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  Travel expenses decreased $357,194 due to scrutinizing the Company’s travel arrangements. Legal and professional fees increased $378,479 due to expenses incurred to defend the Company against outstanding lawsuits during the year. Payroll expense increased $318,852 due to the personnel added through the acquisitions of Midwest and Court Programs.

Interest Income and Expense

During the three months ended December 31, 2008, interest expense totaled $479,745 compared to $375,510 paid in the three months ended December 31, 2007. This amount of $479,745 consists of non-cash interest expense of $221,404 related to unamortized financing costs associated with shares of common stock issued for prepaid interest.

Liquidity and Capital Resources

The Company is presently unable to finance its business solely from cash flows from operating activities. During the three months ended December 31, 2008, the Company financed its business primarily from the issuance debt and sale of common stock for net proceeds of $1,254,883.

As of December 31, 2008, the Company had unrestricted cash of $787,686 and working capital deficit of $10,676,839, compared to unrestricted cash of $2,782,953 and working capital deficit of $6,822,276 as of September 30, 2008.

During the three months ended December 31, 2008, the Company's operating activities used cash of $2,687,201, compared to $1,220,035 of cash used during the three months ended December 31, 2007.

The Company used cash of $562,949 for investing activities during the three months ended December 31, 2008 compared to $43,313 of cash used during the three months ended December 31, 2007.  The increase of $519,636 resulted primarily from monitoring equipment purchases of $444,733.

The Company's financing activities during the three months ended December 31, 2008, provided cash of $1,254,883 compared to $1,909,881 during the three months ended December 31, 2007. During the three months ended December 31, 2008, the Company had net proceeds of $1,139,375 from the issuance of debt, $200,000 from the issuance of Series A 15% debentures, and $100,000 of cash from the sale of common stock.  Cash decreased due to $9,428 in net payments on the related-party line of credit, and $175,064 in payments on notes payable.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

The Company incurred a net loss of $4,934,159 for the three months ended December 31, 2008. As of December 31, 2008, the Company had stockholders' deficit of $3,711,457 and an accumulated deficit of $187,618,155.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-K for the year ended September 30, 2008, as amended, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s plans with respect to this uncertainty include raising additional capital from the issuance of Series A 15% debentures, expanding its market for its tracking products, and increasing monitoring service revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

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

Foreign Currency Risks.  We had no revenues from sources outside the United States in the three months ended December 31, 2008, compared to 27% of our total revenues for the three months ended December 31, 2007.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, the Company did not experience any effect from foreign currency exchange in connection with these international sales.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of December 31, 2008, we had $3,579,294 of borrowings outstanding on a line of credit with a weighted-average interest rate of 18% per annum.  In addition, we had $31,800 of borrowings outstanding on a line of credit with two banks with a weighted average interest rate of 10.05%.  The interest rates on these lines of credit are subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's interim financial statements will not be prevented or detected.

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

o
Implementation of Effective Controls – We failed to complete the implementation of effective internal controls over our newly acquired majority owned subsidiaries as of December 31, 2008 due to limited resources.

•	Tracking of Leased Equipment – We failed to maintain effective internal controls over the tracking of leased equipment as it relates to the assignment and leasing of monitoring equipment.

We restated our December 31, 2007 financial statements as a result of errors that were not detected due to several of the above mentioned material weaknesses, which have been resolved as of December 31, 2008.

Accordingly, management has determined the Company's internal control over financial reporting as of December 31, 2008 was not effective.  These material weaknesses have been disclosed to our audit committee.

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

Strategic Growth International, Inc., v. RemoteMDx:  This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The action arises out of a contract between SGI and the Company for certain investor relations related services to be performed by SGI.  SGI and its principals' original complaint alleged a single claim for Breach.  On October 29, 2007, the Company amended its Answer and Counterclaims to assert an additional claim against SGI for fraudulent inducement, seeking rescission of its contract with SGI and the return of amounts the Company paid SGI under the contract.  On December 31, 2007, the Company filed a motion for summary judgment on its fraudulent inducement claim.  On January 18, 2008, SGI filed a cross-motion for partial summary judgment.  On April 17, 2008, SGI amended its complaint to assert a claim for conversion with respect to the options and shares which are the subject of SGI's breach of contract claim.  On May 2, 2008, the Company filed a motion to dismiss the conversion claim.  On April 23, 2008, SGI sought an order permitting the attachment of the Company's assets in the State of New York.  The Company verbally agreed with SGI to settle the lawsuit for 1,200,000 restricted shares of the Company’s common stock valued at $360,000, or $0.30 per share and $25,000 in cash.  The shares would have piggyback registration rights and are protected against any potential reverse stock splits.  The Company anticipates executing the settlement agreement with SGI in February 2009.

Frederico and Erica Castellanos, v. Volu-Sol, Inc.  On August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County.  There were no material developments in this action during the period covered by this report.

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

Informal Inquiry.  The Company previously disclosed an informal inquiry by the Securities and Exchange Commission that commenced in March 2008.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  There were no material developments in this matter during the fiscal quarter ended December 31, 2008.

Item 1A.  RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties that are associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, describes some of the risks and uncertainties that are associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  In addition, we note the following:

Our business plan anticipates significant growth through sales and acquisitions. To manage the expected growth the Company will require capital and there is no assurance it will be successful in obtaining necessary additional funding.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2008, the Company issued a net 700,000 shares of common stock as follows:

•
1,800,000 shares were issued for services performed for a value of $425,000.  These shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  In each case, the shares were issued pursuant to privately negotiated transactions with individuals or entities who had provided service to the Company; there was no public offering of the securities, no general solicitation or advertising was made or done in connection with the issuances, and the shares were issued in paper certificate form with appropriate restrictive legends prominently affixed on the certificates.  In addition, 1,750,000 shares of common stock previously issued to two officers of the Company for services were cancelled during the three months ended December 31, 2008.

•
100,000 shares were issued to an officer and director of the Company as consideration for a loan to the Company of $1,000,000.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The officer is also an accredited investor.

•
200,000 shares were issued as additional consideration to an accredited investor in connection with the entity’s purchase of a debenture issued by the Company. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. No public solicitation or offering was made in connection with the offer and sale of these securities. The certificates evidencing such securities were marked with restrictive legends.

•
350,000 shares were issued to an accredited investor for cash proceeds of $100,000.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. No public solicitation or offering was made in connection with the offer and sale of these securities. The certificates evidencing such securities were marked with restrictive legends.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on October 28, 2008, the following actions were submitted and approved by vote of the shareholders:

(1)	Election of six directors;

(2)	The change of the corporate name of the Company to “SecureAlert, Inc.”, and

(3)	Ratification of the Board’s selection of Hansen, Barnett & Maxwell as our independent registered public accounting firm for fiscal year 2008.

A total of 87,229,775 shares (approximately 58%) of the issued and outstanding shares of RemoteMDx, Inc. were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1. For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Robert Childers	87,016,148	213,627
James Dalton	87,008,148	221,627
David Derrick	87,016,137	213,638
David Hanlon	87,016,148	213,627
Peter McCall	86,968,098	261,677
Larry Schafran	86,976,098	253,677

2. For the change of corporate name to SecureAlert, Inc., as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
85,677,576	77,446	1,474,753

3.	For the ratification of Hansen, Barnett & Maxwell, P.C. as the Company’s independent registered public accounting firm, as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
87,093,497	81,945	54,333

Item 6.     EXHIBITS

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document
3.01	Articles of Incorporation (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
3.01(1)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)
3.01(2)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2001)
3.01(3)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002)
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

10.31	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated June 30, 2008 (previously filed as Exhibit on Form 10-K for the year ended September 30, 2007, filed in December 2008).

10.32	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated June 30, 2008 (previously filed as Exhibit on Form 10-K for the year ended September 30, 2007, filed in December 2008).

10.33	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated June 30, 2008 (previously filed as Exhibit on Form 10-K for the year ended September 30, 2007, filed in December 2008).

10.34

Asset Purchase Agreement between Bishop Rock Software, Inc., Peter C. Sarna, II, Sol Lizarbram, Steven Florek, Clydesdale Partners I, LLC and Clydesdale Partners II, LLC and the Company, dated January 14, 2008.

14	Code of Business Conduct and Ethics (previously filed as Exhibit on Form 10-KSB for the year ended September 30, 2007, filed in January 2008).
31 (i)	Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31 (ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTEMDX, INC.

Date: February 9, 2009	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2009	By:	/s/ Michael G. Acton
Michael G. Acton,
Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2009	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Principal Accounting Officer