Form 10-Q
period 2009-03-31
REMOTE MDX INC
filed 2009-05-18
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153
______________________

REMOTEMDX, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0543981
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification Number)
______________________

150 West Civic Center Drive, Suite 400, Sandy, Utah 84070
(Address of principal executive offices                                   Zip Code)
______________________

(801) 451-6141
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes    [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    [   ]  Yes  [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes  [X]  No
The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 186,364,367.

REMOTEMDX, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	September 30, 2008
Assets
Current assets:
Cash	$738,194	$2,782,953
Deposit held in escrow	-	500,000
Accounts receivable, net of allowance for doubtful accounts of $186,000 and $312,000, respectively	1,364,672	1,441,853
Receivables	986,598	-
Inventory	157,542	-
Receivable from related party	58,792	55,385
Prepaid expenses and other	359,474	224,842
Total current assets	3,665,272	5,005,033

Property and equipment, net of accumulated depreciation and amortization of $2,250,057 and $1,937,710, respectively	1,411,624	1,581,558
Monitoring equipment, net of accumulated depreciation of $3,720,454 and $3,061,321, respectively	4,166,571	1,349,146
Goodwill	5,662,661	4,811,834
Intangible assets, net of amortization of $26,400 and $16,500, respectively	206,600	216,500
Other assets	176,562	46,626

Total assets	$15,289,290	$13,010,697

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	March 31, 2009	September 30, 2008
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank line of credit	$900,000	$3,462,285
Accounts payable	2,878,244	2,059,188
Accrued liabilities	1,947,596	1,781,267
Deferred revenue	52,557	21,343
SecureAlert Series A Preferred stock redemption obligation	3,248,370	3,244,758
Related-party line of credit and notes	1,654,912	792,804
Convertible promissory note, net of debt discount of $112,629	2,587,371	-
Senior secured convertible notes, net of debt discount of $269,890	2,379,741	-
Current portion of long-term debt	218,833	465,664
Total current liabilities	15,867,624	11,827,309
Series A 15% debentures, net of debt discount of $2,709,999	761,751	-
Long-term debt, net of current portion	806,268	1,147,382
Total liabilities	17,435,643	12,974,691

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock:
Series A 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; 0 and 19 shares outstanding, respectively (aggregate liquidation preference of $0)	-	1
Series B convertible, $0.0001 par value: 2,000,000 shares designated; 0 and 10,999 shares outstanding, respectively (aggregate liquidation preference of $0)	-	1
Common stock, $0.0001 par value: 250,000,000 shares authorized; 186,364,367 and 155,881,260 shares outstanding, respectively	18,636	15,588
Additional paid-in capital	193,364,359	186,203,084
Deferred compensation	(2,840,203)	(3,498,672)
Subscription receivable	(1,000,000)	-
Accumulated deficit	(191,689,145)	(182,683,996)
Total stockholders’ equity (deficit)	(2,146,353)	36,006

Total liabilities and stockholders’ equity (deficit)	$15,289,290	$13,010,697

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenues:
Products	$10,460	$39,249	$418,144	$1,108,627
Monitoring services	3,037,254	2,449,198	5,851,868	4,849,105
Total revenues	3,047,714	2,488,447	6,270,012	5,957,732
Cost of revenues:
Products	5,758	72,865	217,419	651,686
Monitoring services	2,753,500	3,132,313	5,657,295	5,296,277
Total cost of revenues	2,759,258	3,205,178	5,874,714	5,947,963
Gross margin (deficit)	288,456	(716,731)	395,298	9,769
Operating expenses:
Selling, general and administrative (including $1,208,592, $2,373,097, $2,073,996 and $3,965,757, respectively, of compensation expense paid in stock or stock options / warrants)	3,810,452	7,634,214	7,899,726	11,786,929
Research and development	353,498	2,848,036	845,901	3,713,380
Loss from operations	(3,875,494)	(11,198,981)	(8,350,329)	(15,490,540)
Other income (expense):
Gain on sale of intellectual property	-	-	-	2,400,000
Redemption of SecureAlert Series A Preferred	(22,327)	(8,477,168)	(3,611)	(8,477,168)
Minority interest allocation	-	30,285	-	14,587
Interest income	1,761	3,747	3,443	34,264
Interest expense (including $608,195, $181,609, $829,599, $360,015, respectively, of interest expense paid in stock)	(1,055,157)	(398,238)	(1,534,903)	(773,748)
Acquisition option extension cost	(199,500)	-	(199,500)	-
Other income (expense), net	1,079,726	23,321	1,079,751	32,581
Net loss from continuing operations	(4,070,991)	(20,017,034)	(9,005,149)	(22,260,024)
Discontinued operations	-	(101,046)	-	(200,000)
Net loss	(4,070,991)	(20,118,080)	(9,005,149)	(22,460,024)
Dividends on Series A Preferred stock	(62)	(178,002)	(175)	(345,139)
Net loss attributable to common stockholders	$(4,071,053)	$(20,296,082)	$(9,005,324)	$(22,805,163)
Net loss per common share from continuing operations, basic and diluted	$(0.02)	$(0.15)	$(0.06)	$(0.17)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share, basic and diluted	$(0.02)	$(0.15)	$(0.06)	$(0.17)
Weighted average common shares outstanding, basic and diluted	171,282,000	132,661,000	163,724,000	131,131,000

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,005,149)	$(22,460,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,028,572	1,187,008
Common stock issued for services	654,624	3,564,835
Amortization of deferred financing and consulting costs	1,032,089	2,890,578
Stock options and warrants issued during the period for services	345,838	445,117
Common stock issued for acquisition option extension cost	19,500	-
Amortization of debt discount	426,837	-
Common stock issued to settle lawsuit	292,207	-
Redemption of SecureAlert series A preferred stock	3,612	8,477,168
Loss on discontinued operations	-	200,000
Increase in related-party line of credit for services	143,958	375,060
Impairment of monitoring equipment	-	563,653
Minority interest expense, net	-	(14,587)
Changes in operating assets and liabilities:
Accounts receivable, net	77,181	2,373,495
Deposit released from escrow	500,000	-
Interest receivable (payable)	-	(9,068)
Inventories	(157,542)	-
Prepaid expenses and other assets	(273,313)	757,090
Receivables	(981,261)	-
Accounts payable	734,093	(738,960)
Accrued liabilities	134,273	1,419,208
Deferred revenue	31,214	(115,363)
Net cash used in operating activities	(4,993,267)	(1,084,790)

Cash flows from investing activities:
Purchase of property and equipment	(178,963)	(96,553)
Purchase of monitoring equipment	(783,773)	(214,698)
Disposal of monitoring equipment	2,268	-
Net cash used in investing activities	(960,468)	(311,251)

Cash flows from financing activities:
Principal payments on related-party line of credit	(531,850)	(575,963)
Principal payments on notes payable	(189,312)	(170,590)
Cash acquired through acquisitions	-	160,898
Net borrowings (reductions) on bank line of credit	87,346	(3,123,036)
Proceeds from notes payable	55,744	23,410
Principal payments on notes payable related to acquisitions	-	(2,100,000)
Proceeds from issuance of subsidiary stock	-	2,400,000
Proceeds from related-party notes payable	1,500,000	1,106,791
Proceeds from issuance of common stock	100,000	-
Payment on related-party notes payable	(584,702)	-
Proceeds from exercise of options and warrants	-	2,658,380
Proceeds from Series A 15% debenture	3,471,750	-
Net cash provided by financing activities	3,908,976	379,890
Net decrease in cash	(2,044,759)	(1,016,151)
Cash, beginning of period	2,782,953	4,803,871
Cash, end of period	$738,194	$3,787,720

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended March 31,
	2009	2008

Cash paid for interest	$488,793	$239,113

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares of common stock in exchange for shares of Series B Preferred stock	2	2
Issuance of shares of common stock and warrants in exchange for deferred consulting services and financing costs	373,620	403,200
Accrual of Series A Preferred stock dividends	175	344,933
Issuance of common stock for payment of SecureAlert Series A Preferred dividends	-	465,703
Issuance of common stock in acquisition of Midwest Monitoring & Surveillance, Inc.	-	1,668,780
Issuance of common stock in acquisition of Court Programs, Inc. Court Programs of Florida, Inc. and Court Programs of Northern Florida, Inc.	-	847,500
Issuance of shares of common stock for subscription receivable	1,000,000	-
Issuance of shares of common stock in connection with debt	3,520,334	-
Cancellation of common stock issued	175	-
Acquisition of monitoring equipment through issuance of debt	2,700,000	-
Stock and options issued in connection with acquisition of Bishop Rock Software, Inc.	856,522	-
Issuance of common stock to settle notes payable and accrued interest	187,793	-
Line of credit paid through the issuance of Senior convertible notes	2,649,631	-

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation

The unaudited interim consolidated financial information of RemoteMDx, Inc. and subsidiaries (collectively, the “Company” or “RemoteMDx”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2009, and results of its operations for the three and six months ended March 31, 2009 and 2008.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  The results of operations for the three and six months ended March 31, 2009 may not be indicative of the results for the fiscal year ending September 30, 2009.

(2)           Going Concern

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

Management’s plans with respect to this uncertainty include raising additional capital from the issuance of Series A 15% debentures, sale of common stock, expanding its market for its tracking products, and increasing monitoring service revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

(3)           Principles of Consolidation

The condensed consolidated financial statements include the accounts of RemoteMDx and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(4)           Recently Issued Accounting Standards

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In May 20008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the effect on its consolidated financial statements, if any, will occur upon adoption of FSP APB 14-1.

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

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

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

(5)           Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the six months ended March 31, 2009 and 2008, the Company disposed of $0 and $563,653, respectively, in monitoring equipment that no longer had value.  This expense was classified as cost of revenues.

(6)           Revenue Recognition

The Company’s revenue has historically been from two sources: (i) monitoring services; (ii) monitoring device and other product sales.

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

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants, shares issuable upon conversion of debt. As of March 31, 2009 and 2008, there were 66,685,379 and 17,455,912 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common stock as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2009, consisted of 43,640,714 shares of common stock from the potential conversion of $8,977,686 of debt and accrued interest, and 23,044,665 shares underlying options and warrants.  Of the 23,044,665 shares underlying options and warrants, 19,360,331 shares underlie options and warrants which have vested and 3,684,334 shares underlie options and warrants which have not yet vested.

(8)           Equity-based Compensation

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

For options granted subsequent to October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options. The Company granted 1,517,714 and 25,000 stock options to employees during the six months ended March 31, 2009 and 2008, respectively.

A summary of stock option activity for the six months ended March 31, 2009, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of September 30, 2008	3,600,000	$1.08
Granted	1,517,714	$0.21
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(408,500)	$1.45
Outstanding as of March 31, 2009	4,709,214	$0.76	3.20 years	$72,699
Exercisable as of March 31, 2009	1,694,880	$0.31	3.46 years	$72,699

(9)           RECEIVABLES

On March 31, 2009, the Company agreed to the sum of $950,000 in satisfaction of certain claims asserted by the Company and in exchange for mutual general releases.  The payor denied any wrongdoing in connection with such claims and in accepting the payment the Company acknowledged that the payment is not an admission of any wrongdoing on the part of the payor. Payment was received on April 9, 2009.

Additionally, the Company had $36,598 of other receivables resulting in a total of $986,598 as of March 31, 2009.

(10)         INVENTORY

Inventory is recorded at the lower of cost or market, cost being determined on a first-in (“FIFO”) method.  Substantially all items included in inventory consisted of parts related to the manufacturing of the Company’s TrackerPAL devices.  Inventory was $157,542 as of March 31, 2009 and $0 as of September 30, 2008.

(11)         PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2009 and September 30, 2008, were as follows:

	March 31, 2009	September 30, 2008
Equipment, software and tooling	$2,588,442	$2,472,076
Automobiles	305,658	287,736
Building and land	377,555	377,555
Leasehold improvements	102,190	102,190
Furniture and fixtures	287,836	279,711
	3,661,681	3,519,268
Accumulated depreciation	(2,250,057)	(1,937,710)

Property and equipment, net of accumulated depreciation	$1,411,624	$1,581,558

Depreciation expense for the six months ended March 31, 2009 and 2008 was $354,592 and $306,567, respectively.

(12)         MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2009 and September 30, 2008, was as follows:

	March 31, 2009	September 30, 2008
Monitoring equipment	$7,887,025	$4,410,467
Less: accumulated depreciation	(3,720,454)	(3,061,321)
Total	$4,166,571	$1,349,146

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Depreciation expense for the six months ended March 31, 2009 and 2008 was $664,080 and $486,782, respectively.  These expenses were classified as a cost of revenues.

(13)         GOODWILL AND OTHER INTANGIBLE ASSETS

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

Midwest provides electronic monitoring for individuals on parole.  The primary reason for the acquisition of Midwest was the expansion of Company’s technology and name recognition throughout the mid-western, central and eastern United States.  The total consideration for the purchase of Midwest was $4,400,427 comprised of notes payable of $1,800,000, shares of common stock valued at $1,752,000 (438,000 shares valued at $4.00 per share), transaction costs of $31,497, and long-term liabilities assumed of $816,930.

The total consideration of $4,400,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,725,748.  The excess over net book value was allocated as follows:

Goodwill and Other Intangible Assets
Goodwill	$3,603,748
Trade name	120,000
Non-compete agreements	2,000
Excess over net book value	$3,725,748

The Company recorded $4,500 of amortization expense for Midwest intangible assets during the six months ended March 31, 2009 resulting in net intangible assets of $110,000.

In March 2009, the Company extended the option period for the purchase of the remaining 49% ownership of Midwest to April 15, 2010.  The Company agreed to give the following consideration to Midwest owners to extend this option:

1)	150,000 shares of common stock valued at $0.13 per share for a total of $19,500.
2)	$75,000 in cash upon execution of the agreement.
3)	$105,000 in cash paid in ten equal payments of $10,500 beginning April 15, 2009 through January 15, 2010.

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

The Company recorded $5,400 of amortization expense on intangible assets for Court Programs during the six months ended March 31, 2009 resulting in net intangible assets of $96,600.

Subsequent to March 31, 2009, the Company and Court Programs agreed to extend the period for the Company’s acquisition of the remaining 49% of Court Programs until April 15, 2010.

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, of Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”) for 2,857,286 shares of the Company’s common stock valued at $0.23 per share for a total of $657,176, 642,714 options to the Company’s common stock with an exercise price of $0.09 per share for a value of $114,383 using the Black-Scholes calculation, and $79,268 in debt for a total purchase price of $850,827.  Bishop Rock has developed crime-scene correlation software to be used with the TrackerPAL monitoring device. As of the date of this Report, the goodwill and intangible assets have not yet been valued; and therefore, the value of $850,827 has all been reflected as goodwill until the valuation is completed.  It is anticipated that the valuation of Bishop Rock’s goodwill and intangible assets will be completed by July 31, 2009.

In connection with the acquisitions of Midwest, Court Programs, and Bishop Rock Software the Company recorded goodwill and other intangible assets.  The table below shows the allocation of the goodwill and identified intangibles for each company:

Goodwill and other intangible assets, net of amortization

Goodwill
Midwest	$3,603,748
Court Programs	1,208,086
Bishop Rock	850,827
Other intangible assets
Midwest, net of amortization of $12,000	110,000
Court Programs, net of amortization of $14,400	96,600
Total goodwill and other intangible assets, net of amortization	$5,869,261

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three and six months ended March 31, 2009 and 2008, as though the Midwest, Court Programs, and Bishop Rock acquisitions had been completed as of the beginning of each period presented:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Products	$10,460	$39,249
Monitoring services	3,037,254	2,449,198
Total revenues	3,047,714	2,488,447
Cost of revenues:
Products	(5,758)	(72,865)
Monitoring services	(2,753,500)	(3,132,313)
Total cost of revenues	(2,759,258)	(3,205,178)
Gross margin	288,456	(716,731)
Operating expenses:
Selling, general and administrative	(3,822,285)	(7,746,148)
Research and development	(353,498)	(2,848,036)
Loss from operations	(3,887,327)	(11,310,915)
Other income (expense):
Redemption SecureAlert Series A Preferred stock	(22,327)	(8,477,168)
Minority interest allocation	-	30,285
Extension financing cost	(199,500)	-
Other income (loss)	1,079,726	23,321
Interest income	1,761	3,747
Interest expense	(1,055,157)	(398,238)
Net loss from continuing operations	(4,082,824)	(20,128,968)
Discontinued operations	-	(101,046)
Net loss	$(4,082,824)	$(20,230,014)
Dividends on Series A Preferred stock	(62)	(178,002)
Net loss attributable to common stockholders	$(4,082,886)	$(20,408,016)
Net loss per common share from continuing operations, basic and diluted	$(0.02)	$(0.15)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.00)
Net loss per common share – basic and diluted	$(0.02)	$(0.15)
Weighted average common shares outstanding – basic and diluted	171,282,000	132,661,000

	Six Months Ended March 31,

	2009	2008
Revenues:
Products	$418,144	$1,108,627
Monitoring services	5,851,868	5,767,044
Total revenues	6,270,012	6,875,671
Cost of revenues:
Products	(217,419)	(651,686)
Monitoring services	(5,657,295)	(5,786,840)
Total cost of revenues	(5,874,714)	(6,438,526)
Gross margin	395,298	437,145
Operating expenses:
Selling, general and administrative	(7,927,394)	(12,380,293)
Research and development	(845,901)	(3,713,380)
Loss from operations	(8,377,997)	(15,656,528)
Other income (expense):
Gain on sale of intellectual property	-	2,400,000
Redemption SecureAlert Series A Preferred stock	(3,611)	(8,477,168)
Minority interest allocation	-	14,587
Extension financing cost	(199,500)	-
Other income (loss)	1,079,751	32,581
Interest income	3,443	34,264
Interest expense	(1,534,903)	(789,903)
Net loss from continuing operations	(9,032,817)	(22,442,167)
Discontinued operations	-	(200,000)
Net loss	$(9,032,817)	$(22,642,167)
Dividends on Series A Preferred stock	(175)	(345,139)
Net loss attributable to common stockholders	$(9,032,992)	$(22,987,306)
Net loss per common share from continuing operations, basic and diluted	$(0.06)	$(0.18)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.00)
Net loss per common share – basic and diluted	$(0.06)	$(0.18)
Weighted average common shares outstanding – basic and diluted	163,724,000	131,131,000

(14)         BANK LINE OF CREDIT

In March 2009, the Company issued $2,649,631 in Senior Secured Convertible notes to reduce the line of credit to $900,000 and extended the maturity date with the bank to March 1, 2010. As of March 31, 2009, the Company’s outstanding balance under this line of credit with a bank was $900,000. The interest rate is 7%. The line of credit is secured by letters of credit for a total of $900,000 and SecureAlert’s assets, excluding TrackerPAL products. The letters of credit were provided as collateral by three unrelated individuals.  In addition, the Company will make monthly interest payments, at a rate of 11% annually, on the line of credit to the entities that provided and arranged for the letters of credit.

(15)         ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008

Accrued payroll and employee benefits	$464,962	$451,485
Accrued board of directors fees	300,000	205,000
Accrued warranty and manufacturing costs	247,844	291,423
Accrued interest	245,777	97,383
Accrued legal and consulting fees	235,399	91,720
Accrued extension payments	130,000	-
Accrued bonuses	118,671	83,763
Commissions	100,000	56,828
Accrued outside services	54,525	118,665
Accrued indigent fund	26,850	-
Other accrued expenses	14,136	-
Accrued cellular costs	9,432	-
Accrued lawsuit liability	-	385,000
Total	$1,947,596	$1,781,267

(16)         CONVERTIBLE PROMISSORY NOTE

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL units.  The note may convert into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note bears interest at 8% per annum and matures on January 15, 2010. Interest is due monthly and the principal is due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount and will be expensed over the life of the note. As of March 31, 2009, the remaining balance of the debt discount was $112,629.

(17)         SENIOR SECURED CONVERTIBLE NOTES

On March 1, 2009, the Company entered into senior secured convertible notes of $2,649,631 with three unrelated parties to pay down the Company’s line of credit from $3,600,000 to $900,000.  The interest rate is 15% per annum and the notes mature on March 13, 2010.  Interest is due monthly and the principal is due at maturity.  These notes may convert into shares of the Company’s common stock at a conversion price of $0.20 per share, or into shares of SecureAlert at the fair market value on the date of conversion. In connection with the issuance of these notes, the Company issued 2,649,630 shares of common stock valued at $283,890. The value of $283,890 was recorded as a debt discount and will be expensed over the life of these notes.  As of March 31, 2009 the remaining balance of the debt discount was $269,890.

(18)         SERIES A 15% DEBENTURES
During the six months ended March 31, 2009, the Company received $3,400,000 in cash from the issuance of Series A 15% debentures.  Additionally, the Company issued to a vendor debentures in the principal amount of $71,750 for services rendered to the Company.  As of March 31, 2009, the total outstanding balance of the debentures was $3,471,750.  The terms of these debentures are as follows: 1) 15% interest per annum.  Interest is due quarterly and principal is due at maturity, 2) 18-month maturity, 3) for every $1 invested into the debenture the holder received 1 share of the Company’s common stock, and 4) at the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share. In connection with the issuance of these debentures, the Company recorded a debt discount from a beneficial conversion feature of $1,580,763.  This discount of $1,580,763 will be expensed over the life of these debentures.

In September 2008, the Company sold 4,077,219 shares of common stock at $0.75 per share to an entity.  Shortly following the transaction, the Company’s common stock price fell to approximately $0.20 per share. The Company and the other party agreed upon the investor’s investment of an additional $3,000,000 (included in the $3,471,750 discussed in the paragraph above) in the Series A 15% debenture that the Company would issue 9,796,636 additional shares.  Furthermore, the Company agreed to reprice outstanding warrants from $1.00 to $0.25 per share and extend the purchase period an additional two years. The issuance of these shares and repricing of the warrants attributed an additional $1,531,974 to the debt discount resulting in a total $3,112,737 in a debt discount to be amortized over the life of the debentures.  During the six months ended March 31, 2009, the Company amortized $402,738 of this debt discount and recorded it as interest expense.  As of March 31, 2009, the debt discount balance was $2,709,999.

(19)         DEBT OBLIGATIONS

Debt obligations as of March 31, 2009 and September 30, 2008 consisted of the following:

	March 31,	September 30,
	2009	2008
SecureAlert, Inc.
Unsecured note payable to a former subsidiary bearing interest at 5%. The note matures on December 31, 2009.	$314,091	$598,793

Unsecured notes payable to former SecureAlert stockholders, with interest at 5.00%, payable in installments of $80,000 per month. These notes were paid off during the six months ended March 31, 2009 in connection with the settlement of the Natale and Boling lawsuit.	-	169,676

Court Programs
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 6.04% and matures on April 6, 2037. The note is secured by monitoring equipment.	227,380	229,100

Unsecured revolving lines of credit with two banks, with interest rates between 4.85 % and 13.49%.	23,124	48,499

Unsecured note payable with interest rate of 8%. The note matures on May 31, 2010.	2,560	16,028

Automobile loan secured by the vehicle. Loan bears interest at 7.09%, and matures on June 21, 2014.	33,084	-

Midwest
Notes payable to a financial institution bearing interest at 6.37%. Notes mature in July 2011 and July 2016. The notes are secured by property.	216,927	247,675

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature January 2009 through November 2011. The notes are secured by monitoring equipment.	100,603	199,747

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and October 2011.	53,436	43,570

Note payable to a stockholder of Midwest. The note bears interest at 4.9% maturing on February 22, 2013.	53,896	59,958

Total debt obligations	$1,025,101	$1,613,046
Less current portion	(218,833)	(465,664)
Long-term debt, net of current portion	$806,268	$1,147,382

(20)         RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of March 31, 2009, the Company owed $154,912 under a line-of-credit agreement with ADP Management, an entity owned and controlled by two of the Company’s directors, Mr. Derrick and Mr. Dalton.  Mr. Derrick is also the Company’s Chief Executive Officer. Outstanding amounts on the line of credit accrue interest at 11% per annum and are due on August 31, 2009.  During the six months ended March 31, 2009, the net decrease under this line of credit was $387,892. The decrease of $387,892 consisted of cash repayments of $554,613 offset, in part, by $166,721 of expenses owed to ADP Management that are reimbursable by the Company.

Related-Party Note Payable

In November 2008, the Company borrowed $1,000,000 from Mr. Derrick, the Chief Executive Officer of the Company.  The unsecured note payable accrues interest at 15% and is due and payable upon the Company receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  The Company and Mr. Derrick subsequently agreed to convert this note payable into a future financing instrument.  The Company paid to Mr. Derrick a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February, Mr. Derrick loaned an additional $500,000 to the Company resulting in a total of $1,500,000 due to Mr. Derrick.  The Company and Mr. Derrick agreed to extend the due date of the full obligation to February 26, 2010.  As of March 31, 2009, the Company owed $1,500,000 plus $61,163 in accrued interest to Mr. Derrick.

Related-Party Note Payable

In September 2008, the Company borrowed $250,000 from Randy Olshen, the former President of SecureAlert.  The unsecured note payable accrues interest at 11% and is due and payable on December 31, 2009 or upon demand whichever comes first.  As of March 31, 2009, this note was paid in full.

Related-Party Note Receivable

The Company acquired a 51% ownership in Midwest Monitoring & Surveillance, Inc. (“Midwest”) effective December 1, 2007.  Prior to the sale to the Company, Midwest had entered into a loan arrangement with Gary Bengtson, the Chief Financial Officer of Midwest.  As of March 31, 2009, Mr. Bengtson owed the Company $58,792. The note receivable accrues interest at 12% and was due and payable on March 31, 2009.  Subsequent to March 31, 2009, no payment has been made on this loan.

(21)         PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred stock is convertible into 370 shares of common stock. During the six months ended December 31, 2008, 19 shares of Series A Preferred stock were converted into 9,306 shares of common stock.  As of March 31, 2009, there were no shares of Series A Preferred stock outstanding. The holders of the Series A Preferred stock are entitled to dividends at the rate of 10 percent per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash or in additional shares of Series A Preferred stock at the discretion of the board of directors. Dividends are fully cumulative and accrue from the date of original issuance. During the six months ended March 31, 2009 and 2008, the Company recorded $175 and $206, respectively, in dividends for Series A Preferred stock.

Series B Convertible Preferred Stock

During the six months ended March 31, 2009 and 2008, 10,999 and 2,000 shares of Series B Convertible Preferred stock were converted into 10,999 and 15,000 shares of common stock, respectively.  As of March 31, 2009, there were no shares of Series B Preferred stock outstanding.

SecureAlert, Inc. Preferred Stock

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,549,386.  The former SecureAlert Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  The Company estimated and accrued $3,248,370 for future contingency payments.  The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SecureAlert Series A stockholders.  During the six months ended March 31, 2009, RemoteMDx recorded $3,611 in other expense to reflect the change between the estimated and actual contingency payments.

(22)         COMMON STOCK

During the six months ended March 31, 2009, the Company issued 30,483,107 shares of RemoteMDx common stock as follows:

•	3,737,500 shares were issued for services performed for a value of $854,625.

•	150,000 shares were issued to extend the purchase agreement between Midwest and the Company.

•	3,200,000 shares were issued to settle lawsuits.

•	1,750,000 shares were cancelled that were previously issued for services.

•	5,350,000 shares were issued for net cash proceeds of $1,000,000.

•	16,918,016 shares were issued in connection with debt.

•	9,306 shares were issued from the conversion of 19 shares of Series A Preferred stock.

•	10,999 shares were issued from the conversion of 10,999 shares of Series B Preferred stock.

•	2,857,286 shares were issued in connection with the purchase of Bishop Rock Software.

Upon shareholder approval, the Company amended the Articles of Incorporation of RemoteMDx, Inc. and filed the amendment with the State of Utah Department of Commerce Division of Corporation and Commercial Code on March 5, 2009 to increase the authorized shares of common stock from 175,000,000 to 250,000,000.

Common Stock Options and Warrants

As of March 31, 2009, 19,360,331 of the 23,044,665 outstanding options and warrants were vested with a weighted average exercise price of $1.30 per share. No stock options and warrants were exercised during the six months ended March 31, 2009. Of the 23,044,665 shares underlying options and warrants, 19,360,331 shares underlie options and warrants which have vested, and 3,684,334 shares underlie options and warrants which have not vested.

The Company currently has issued and outstanding options, warrants, convertible notes and other instruments for the acquisition of the Company’s common stock in excess of the available authorized but unissued shares of common stock provided for under the Company’s Articles of Incorporation, as amended.  As a consequence, in the event that the holders of such instruments requiring the issuance, in the aggregate, of a number of shares of common stock that would, when combined with the previously issued and outstanding common stock of the Company exceed the authorized capital of the Company, seek to exercise their rights to acquire shares under those instruments, the Company will be required to increase the number of authorized shares or effect a reverse split of the outstanding shares in order to provide sufficient shares for issuance under those instruments.

(23)         SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company entered into the following transactions:

1)	The Company received $100,000 in cash from an entity in connection with the issuance of the Series A 15% debentures.

2)
The Company received $250,000 in cash from a related party from the issuance of the Series A 15% debenture.  As additional inducement, the Company granted 2,200,000 one-year warrants with an exercise price of $0.25 per share.

3)
Effective April 1, 2009, the Company and the seller agreed to extend the period for the Company to complete its acquisition of the remaining 49% ownership of Court Programs to April 15, 2010. In consideration of the extension of time, the Company gave the following to the buyer: 1) forgiveness of $94,154 in outstanding charges and expenses, 2) an increase of salary of $18,000 to the seller, who is an employee of the Company and an executive officer of Court Programs, and 3) payment of $15,000 in automobile expenses on behalf of the same employee and officer.

(24)         COMMITMENTS AND CONTINGENCIES

Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert: A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the Defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company answered the complaint, denying Plaintiffs allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. On February 17, 2009 the United States Patent and Trademark Office ("USPTO") granted a request for reexamination of the '909 Patent.  The USPTO is now in the process of reexamining the claims of the '909 Patent. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Informal Inquiry.  In March 2008, the Company was advised by letter from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  The inquiry, among other items, relates to the Company’s revenue recognition policy and documents, relationship with stockholders, and business.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  We voluntarily disclosed this inquiry in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  There were no material developments in this matter during the fiscal quarter ended March 31, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements

This report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  Generally, the statements contained in this report that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our Company’s financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

In Notes 1 through 3 to the consolidated financial statements for the fiscal year ended September 30, 2008 included in the Company’s Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining its results of operations and its financial position.

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

Recent Developments

Subsequent to March 31, 2009, the Company entered into the following transactions:

1)	The Company received $100,000 in cash from an entity in connection with the issuance of the Series A 15% debentures

2)
The Company received $250,000 in cash from a related party from the issuance of Series A 15% debenture.  As additional inducement, the Company granted 2,200,000 one-year warrants with an exercise price of $0.25 per share.

3)
Effective April 1, 2009, the Company and the seller agreed to extend the period for the Company to complete its acquisition of the remaining 49% ownership of Court Programs to April 15, 2010. In consideration of the extension of time, the Company gave the following to the buyer: 1) forgiveness of $94,154 in outstanding charges and expenses, 2) an increase of salary of $18,000 to the seller, who is an employee of the Company and an executive officer of Court Programs, and 3) payment of $15,000 in automobile expenses on behalf of the same employee and officer.

Results of Operations

Three months ended March 31, 2009, compared to three months ended March 31, 2008

Revenues

For the three months ended March 31, 2009, the Company had revenues from continuing operations of $3,047,714 compared to $2,488,447 for the three months ended March 31, 2008, an increase of $559,267. The increase in revenues resulted primarily from the monitoring of offender tracking devices and providing probation services to individuals on parole.  The operating results of our subsidiaries, SecureAlert, Midwest and Court Programs, are described in the following paragraphs.

SecureAlert had revenues of $1,465,732 during the three months ended March 31, 2009, compared to revenues of $1,119,713 for the three months ended March 31, 2008. The increase of $346,019 resulted primarily from increased monitoring of offender tracking devices. Revenues from monitoring services increased from $1,065,279 to $1,446,842 for the three months ended March 31, 2009 over the same period in 2008. SecureAlert’s revenues for the three months ended March 31, 2009 also included $10,460 from devices sales compared to $33,333 in the same period in 2008. Since the Company’s focus is on monitoring of tracking devices attached to individuals on parole, revenues from home and personal security systems decreased from $21,101 to $8,430 for the three months ended March 31, 2009 compared to the same period in 2008.  No SecureAlert customer accounted for 10% or more of SecureAlert’s revenues during the three months ended March 31, 2009 or 2008.

Midwest had revenues of $975,317 during the three months ended March 31, 2009, compared to revenues of $807,342 in the prior year period.  The increase of $167,975 resulted primarily from increased monitoring of offender tracking devices and probation services. During the three months ended March 31, 2009, the Rock County Sheriff accounted for $175,562, or 18% of Midwest’s revenues.  No other customer accounted for 10% or more on Midwest’s revenues.

Court Programs had revenues of $603,255 during the three months ended March 31, 2009, compared to revenues of $561,392 in the prior year quarter.  The increase of $41,863 resulted primarily from increased monitoring of offender tracking devices and probation services. No Court Program customer accounted for 10% or more of Court Program’s revenues during the three months ended March 31, 2009 or 2008.

On January 14, 2009, the Company purchased Bishop Rock Software.  During the three months ended March 31, 2009, revenues from Bishop Rock Software were $3,410.

Cost of Revenues

For the three months ended March 31, 2009, cost of revenues for continuing operations declined to $2,759,258 compared to $3,205,178 during the three months ended March 31, 2008, a decrease of $445,920.  Even though the number of SecureAlert’s average billable devices increased during the three months ended March 31, 2009 by 1,330 devices, compared to the same period in 2008, cost of revenues decreased due to a $550,200 reduction of expenses associated with impairment of devices resulting from water ingress problems with the Company’s older device, savings of monitoring center labor costs of $92,149 resulting from an increase in software automation, and lower communication costs of $58,547 resulting in reduced SIM coverage plans.

SecureAlert’s cost of revenues for the three months ended March 31, 2009 was $1,721,715, or 117% of revenues.  The largest components of these costs were communication costs of $604,506, monitoring center costs of $424,581, and amortization of $380,929. During the three months ended March 31, 2008, cost of revenues was $2,361,108 or 211% of revenues and the principal components included commissions of $106,736, communication costs of $663,053, monitoring center costs of $516,730, amortization of $221,662, warranty reserve expense of $105,742, impairment of TrackerPAL devices of $550,200, and other TrackerPAL costs of $154,533.

Midwest’s cost of revenues totaled $633,565, or 65% of revenues for the three months ended March 31, 2009, compared to $549,107 for the same period in 2008.  Court Program’s cost of revenues totaled $403,978, or 67% of revenues for the three months ended March 31, 2009, compared to $294,963 for the three months ended March 31, 2008.

Research and Development Expenses

During the three months ended March 31, 2009 and 2008, research and development expense from continuing operations was $353,498 and $2,848,036, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.  The research and development expense in the 2008 quarter included $2,128,000 attributable to the issuance 745,000 shares of common stock (valued at an average of $2.86 per share) for software and engineering associated with the development of the TrackerPAL device.

Selling, General and Administrative Expenses

During the three months ended March 31, 2009, selling, general and administrative expenses from continuing operations were $3,810,452 compared to $7,634,214 during the three months ended March 31, 2008.  The improvement of $3,823,762 is primarily the result of decreases in the following expenses: consulting expense of $3,106,258 related to stock and warrant issuance for services rendered to the Company, travel of $354,814, and payroll and taxes of $255,604.  These improvements were offset in part by increased legal expenses of $246,574 during the same period to settle two lawsuits.

Interest Income and Expense

During the three months ended March 31, 2009, interest expense related to continuing operations totaled $1,055,157 compared to $398,238 in the three months ended March 31, 2008. The increase of $656,919 resulted primarily from non-cash expense of $608,195 from the issuance of stock and warrants in connection with debt obligations.

Six months ended March 31, 2009, compared to six months ended March 31, 2008

Revenues

For the six months ended March 31, 2009, the Company had revenues from continuing operations of $6,270,012 compared to $5,957,732 for the six months ended March 31, 2008, an increase of $312,280. The increase in revenues resulted primarily from increased monitoring of offender tracking devices.  The operating results of our subsidiaries are summarized in the following paragraphs.

SecureAlert had revenues of $2,948,812 during the six months ended March 31, 2009, compared to revenues of $3,917,884 for the six months ended March 31, 2008. The decrease in SecureAlert’s revenues of $969,072 resulted primarily from a decrease in offender tracking device sales of $1,066,666 during the six months ended March 31, 2008, compared to $18,210 for the three months ended March 31, 2009.  The decrease in revenues from lower device sales was offset in part by increases in monitoring revenues during the period as described below.

SecureAlert’s monitoring service revenues increased to $2,913,509 during the six months ended March 31, 2009, compared to $2,831,544 for the six months ended March 31, 2008. The principal component of SecureAlert’s revenues for the six months ended March 31, 2009 was monitoring services of $2,913,509. The balance of revenues of $35,303 was derived from device sales and home and personal security systems. By comparison, during the six months ended March 31, 2008, SecureAlert’s revenues were derived primarily from monitoring services of $2,831,544 and devices sales of $1,066,666. Since the Company’s focus is on monitoring of tracking devices attached to individuals on parole, revenues from home and personal security systems decreased from $19,674 to $17,093 in the six months ended March 31, 2009, compared to the same period in 2008.  No SecureAlert customer accounted for 10% or more of SecureAlert’s revenues during the six months ended March 31, 2009 or 2008.

Midwest’s revenues for the six months ended March 31, 2009 were $2,145,993.  The primary components of Midwest’s revenues were monitoring and probation services of $1,839,639 and prison equipment sales of $335,750.  On December 1, 2007, the Company acquired Midwest. For the four months ended March 31, 2008, Midwest had revenues of $1,158,925, including $1,116,964 from the monitoring of offender tracking devices and $41,961 from the sale of devices.  During the six months ended March 31, 2009, St. Peter Regional Treatment Center accounted for $333,000, or 16%, and Rock County Sheriff accounted for $321,855, or 15% of Midwest’s revenues.  No other customer accounted for 10% or more on Midwest’s revenues.

Court Program’s revenues for the six months ended March 31, 2009 were $1,171,797, derived from monitoring and probation services. On December 1, 2007, the Company acquired Court Programs. For the four months ended March 31, 2008, Court Programs had revenues of $880,923.

On January 14, 2009, the Company purchased Bishop Rock Software.  During the period following the acquisition through March 31, 2009, revenues from Bishop Rock Software were $3,410.

Cost of Revenues

For the six months ended March 31, 2009, cost of revenues from continuing operations was $5,874,714 compared to $5,947,963 during the six months ended March 31, 2008, a decrease of $73,249.  Even though the number of SecureAlert’s average billable devices during the six months ended March 31, 2009 increased by 1,260 devices, cost of revenues decreased due to a reduction of $563,653 in expense related to impairment of devices resulting from water ingress problems with the Company’s older device.  Additionally, monitoring center labor costs decreased in the amount of $74,155 as a result of increased software automation.

SecureAlert's cost of revenues totaled $3,712,004, or 126%, of SecureAlert's revenues during the six months ended March 31, 2009, compared to $4,792,366, or 122%, of SecureAlert’s revenues during the six months ended March 31, 2008.  The primary components of these costs were communication costs of $1,392,231, monitoring center costs of $898,893, amortization of $521,362, utilization rental fees of $336,562, shipping of $174,244 and commissions of $173,598, as well as other TrackerPAL costs of $152,136.  During the six months ended March 31, 2008, SecureAlert’s cost of revenues was $4,792,366. The primary components of those costs in 2008 included communication costs of $1,365,186, monitoring center costs of $973,047, device costs of $727,653, impairment of TrackerPAL devices of $563,653, amortization of $486,782, commissions of $226,913, freight of $110,765, warranty reserve expense of $105,742, and other TrackerPAL costs of $136,610.

Midwest’s cost of revenues totaled $1,397,261 for the six months ended March 31, 2009, with the principal components being monitoring and probation services of $1,182,109 and prison equipment sales of $215,152. On December 1, 2007, the Company acquired Midwest, resulting in cost of revenues of $723,022 for the four months ended March 31, 2008.

Court Programs’ cost of revenues totaled $765,449 for the six months ended March 31, 2009.  The cost of revenues of $765,449 resulted from monitoring and probation services.  On December 1, 2007, the Company acquired Court Programs, resulting in cost of revenues of $432,575 for the four months ended March 31, 2008.

Research and Development Expenses

During the six months ended March 31, 2009 and 2008, research and development expense from continuing operations was $845,901 and  $3,713,380, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services. In 2008, the primary component of research and development expense was $2,555,285 for the issuance of 815,000 shares of common stock (valued at an average of $3.14 per share) for software and engineering associated with the development of the TrackerPAL device.

Selling, General and Administrative Expenses

During the six months ended March 31, 2009, selling, general and administrative expenses related to continuing operations were $7,899,726 compared to $11,786,929 during the six months ended March 31, 2008.  The decrease in selling, general and administrative expense in 2009 was the result primarily of a reduction in consulting expense of $3,841,242 and reduced travel expense of $709,775, offset by increased legal expenses of $625,053 incurred in connection with the settlement of two lawsuits.

Interest Income and Expense

During the six months ended March 31, 2009, interest expense related to continuing operations totaled $1,534,903 compared to $773,748 in the six months ended March 31, 2008. The increase of $761,155 resulted primarily from non-cash expense of $829,599 from the issuance of stock and warrants in connection with debt obligations.

Liquidity and Capital Resources

The Company is presently unable to finance its business solely from cash flows from operating activities. During the six months ended March 31, 2009, the Company financed its business primarily from the issuance of debt providing cash proceeds of $5,027,494.

As of March 31, 2009, the Company had unrestricted cash of $738,194 and working capital deficit of $12,202,352, compared to unrestricted cash of $2,782,953 and working capital deficit of $6,822,276 as of September 30, 2008.  For the six months ended March 31, 2009, the Company's operating activities used cash of $4,993,267, compared to $1,084,790 of cash used in operating activities for the six months ended March 31, 2008.

The Company used cash of $960,468 for investing activities during the six months ended March 31, 2009, compared to $311,251 of cash used in investing activities in the six months ended March 31, 2008.

The Company's financing activities for the six months ended March 31, 2009, provided cash of $3,908,976 compared to $379,890 for the six months ended March 31, 2008. For the six months ended March 31, 2009, the Company had net proceeds of $5,027,494 from the issuance of debt instruments, $100,000 from the sale of common stock, and net advances from the line of credit of $87,346.  Cash decreased by $189,312 due to payments on notes payable and $1,116,552 in net payments on the related-party line of credit and note.  Cash provided by financing activities was used to fund operating activities and upgrade monitoring equipment.

The Company incurred a net loss of $9,005,149 for the six months ended March 31, 2009 and a loss from operations of $8,350,329. In addition, the Company has an accumulated deficit of $191,689,145.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-K for the year ended September 30, 2008 raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s plans with respect to this uncertainty are to increase leases of the TrackerPAL product and to increase monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

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

Foreign Currency Risks.  Revenues from sources outside the United States represented 0% and 16% of our total revenues for the six months ended March 31, 2009 and 2008, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, the Company did not experience any effect from foreign currency exchange in connection with these international sales.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of March 31, 2009, we had $900,000 of borrowings outstanding on a line of credit with a weighted-average interest rate of 18%.  In addition, we had $23,124 of borrowings outstanding on a line of credit with two banks with a weighted average interest rate of 10.17%.  The interest rates on these lines of credit are subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

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

•
Financial Reporting Process – We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the effects of issuing debentures with beneficial conversion features.

Accordingly, management has determined the Company's internal control over financial reporting as of March 31, 2009 was not effective.  These material weaknesses have been disclosed to our audit committee.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Lawsuits Settled

Strategic Growth International, Inc., v. RemoteMDx:  This action was filed in response to an action previously filed by the Company against Strategic Growth International, Inc. ("SGI") in Utah.  The Company settled this lawsuit for 1,200,000 restricted shares of the Company’s common stock valued at $360,000, or $0.30 per share and $25,000 in cash. The shares have piggyback registration rights and are protected against any potential reverse stock splits.  The Company executed the settlement agreement with SGI in February 2009.

Thomas Natale v. RemoteMDx.  This suit was filed against the Company and other defendants, including ADP Management Corp., James Dalton and David Derrick in the United States District Court for the Eastern District of Tennessee on August 18, 2008.  In March 2009, the Company settled this lawsuit for $50,000 in cash and 2,000,000 shares of RemoteMDx common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2009, the Company sold the following shares of RemoteMDx common stock without registration under the Securities Act of 1933:

•	5,350,000 shares were issued for net cash proceeds of $1,000,000. The shares were issued to two accredited investors in a transaction exempt from registration under Section 4(2) of the Securities Act.

•	16,918,016 shares were issued in connection with debt financings in transactions exempt from registration under Section 4(2) of the Securities Act and rules promulgated thereunder as follows:

o
3,400,000 shares were issued during the six months ended March 31, 2009 to four purchasers of the Company’s Series A 15% Debentures in a private placement of the Debentures and shares.  The offer and sale of the Debentures and shares were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The purchasers of these securities were accredited investors.

o	100,000 shares were issued to Mr. Derrick in connection with a loan made to the Company by Mr. Derrick in November 2008. Mr. Derrick is an executive officer and director of the Company.

o	71,750 shares were issued to a consultant in March in partial satisfaction of consulting fees owed to him.

o	3,549,630 shares were issued to five accredited investors pursuant to senior secured convertible notes and the renewal of a bank line of credit.

o	9,796,636 shares were issued in February to an accredited investor to compensate for a decline in the Company’s share price following the investor’s initial investment in September 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company amended its Articles of Incorporation and filed the amendment with the State of Utah Department of Commerce Division of Corporation and Commercial Code on March 5, 2009 to increase the number of authorized shares of common stock from 175,000,000 to 250,000,000.  The amendment was approved by the consent of the shareholders of the Company.  Shareholders holding a total of 92,775,909 shares (approximately 58% of the total issued and outstanding shares of the Company) submitted written consents approving the amendment. The consents were obtained without a meeting pursuant to a proxy solicitation distributed by the Company.

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

REMOTEMDX, INC.

Date: May 18, 2009	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2009	By:	/s/ Michael G. Acton
Michael G. Acton,
Chief Financial Officer
(Principal Financial Officer)

Date: May 18, 2009	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Principal Accounting Officer