Form 10-Q
period 2009-06-30
REMOTE MDX INC
filed 2009-08-17
CIK 1045942

rtd

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2009 was 209,774,367.

REMOTEMDX, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2008
Assets
Current assets:
Cash	$1,592,167	$2,782,953
Deposit held in escrow	-	500,000
Securities held for sale	200,000	-
Accounts receivable, net of allowance for doubtful accounts of $278,900 and $312,000, respectively	1,172,465	1,441,853
Receivable from related party	-	55,385
Inventory	177,253	-
Prepaid expenses and other	331,524	224,842
Total current assets	3,473,409	5,005,033

Property and equipment, net of accumulated depreciation and amortization of $2,423,378 and $1,937,710, respectively	1,339,313	1,581,558
Monitoring equipment, net of accumulated depreciation of $4,147,765 and $3,061,321, respectively	3,998,895	1,349,146
Goodwill	5,662,661	4,811,834
Intangible assets, net of amortization of $31,350 and $16,500, respectively	201,650	216,500
Other assets	79,127	46,626

Total assets	$14,755,055	$13,010,697

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	June 30, 2009	September 30, 2008
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank line of credit	$-	$3,462,285
Accounts payable	1,609,080	2,059,188
Accrued liabilities	1,723,527	1,781,267
Deferred revenue	39,915	21,343
SecureAlert Series A Preferred stock redemption obligation	3,224,310	3,244,758
Related-party line of credit and notes	1,547,620	792,804
Convertible promissory note, net of debt discount of $77,287	2,522,713	-
Senior secured convertible notes, net of debt discount of $831,956	2,617,675	-
Series A 15% debentures, net of debt discount of $1,631,453	1,568,547	-
Derivative liability	3,917,537	-
Current portion of long-term debt	531,387	465,664
Total current liabilities	19,302,311	11,827,309
Series A 15% debentures, net of debt discount of $506,318 , net of current portion	400,432	-
Long-term debt, net of current portion	519,671	1,147,382
Total liabilities	20,222,414	12,974,691
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Preferred stock:
Series A 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; 0 and 19 shares outstanding, respectively (aggregate liquidation preference of $0)	-	1
Series B convertible, $0.0001 par value: 2,000,000 shares designated; 0 and 10,999 shares outstanding, respectively (aggregate liquidation preference of $0)	-	1
Common stock, $0.0001 par value: 250,000,000 shares authorized; 201,774,367 and 155,881,260 shares outstanding, respectively	20,177	15,588
Additional paid-in capital	193,869,321	186,203,084
Deferred compensation	(2,385,404)	(3,498,672)
Subscription receivable	(250,000)	-
Accumulated deficit	(196,721,453)	(182,683,996)
Total stockholders’ equity (deficit)	(5,467,359)	36,006

Total liabilities and stockholders’ equity (deficit)	$14,755,055	$13,010,697

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Revenues:
Products	$75,451	$1,064,756	$493,595	$2,173,384
Monitoring services	3,133,518	2,422,901	8,985,386	7,272,006
Total revenues	3,208,969	3,487,657	9,478,981	9,445,390
Cost of revenues:
Products	28,891	851,214	246,310	1,502,900
Monitoring services	2,391,935	2,538,283	8,049,230	7,834,560
Total cost of revenues	2,420,826	3,389,497	8,295,540	9,337,460
Gross margin	788,143	98,160	1,183,441	107,930
Operating expenses:
Selling, general and administrative (including non-cash expenses of $281,604, $11,923,678, $2,355,600 and $19,720,720, respectively)	3,178,333	16,597,727	11,078,059	28,034,657
Research and development	431,201	646,335	1,277,102	4,359,715
Loss from operations	(2,821,391)	(17,145,902)	(11,171,720)	(32,286,442)
Other income (expense):
Gain on sale of intellectual property	-	-	-	2,400,000
Redemption of SecureAlert Series A Preferred	24,060	48,648	20,449	(8,428,520)
Minority interest allocation	-	306,797	-	692,389
Interest income	8,215	920	11,658	35,184
Interest expense (including non-cash expense of $1,099,707, $285,844, $1,929,306, $665,332, respectively)	(1,255,103)	(389,838)	(2,790,006)	(1,163,586)
Acquisition option extension cost	(147,566)	-	(347,066)	-
Derivative valuation loss (non-cash expense)	(1,014,045)	-	(1,014,045)	-
Settlement expense	(23,046)	-	(23,046)	-
Other income (expense), net	196,568	16,905	1,276,319	49,486
Net loss from continuing operations	(5,032,308)	(17,162,470)	(14,037,457)	(38,701,489)
Discontinued operations	-	(340,348)	-	(1,261,353)
Net loss	(5,032,308)	(17,502,818)	(14,037,457)	(39,962,842)
Dividends on Series A Preferred stock	-	(107)	(175)	(345,246)
Net loss attributable to common stockholders	$(5,032,308)	$(17,502,925)	$(14,037,632)	$(40,308,088)
Net loss per common share from continuing operations, basic and diluted	$(0.03)	$(0.12)	$(0.08)	$(0.28)
Net loss per common share from discontinued operations, basic and diluted	$-	$-	$-	$(0.01)
Net loss per common share, basic and diluted	$(0.03)	$(0.12)	$(0.08)	$(0.29)
Weighted average common shares outstanding, basic and diluted	191,962,000	146,085,000	173,137,000	136,097,000

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,037,457)	$(39,962,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,676,541	1,617,309
Common stock issued for services	668,874	13,833,585
Amortization of deferred financing and consulting costs	1,497,936	4,472,262
Stock options and warrants issued during the period for services	345,838	804,205
Common stock issued for acquisition option extension cost	19,500	-
Amortization of debt discount	1,067,037	-
Common stock issued to settle lawsuit	292,207	1,276,000
Redemption of SecureAlert series A preferred stock	(20,448)	8,477,168
Loss on discontinued operations	-	1,261,353
Increase in related-party line of credit for services	218,684	497,443
Impairment of monitoring equipment	-	570,948
Minority interest expense, net	-	(692,389)
Derivative liability valuation	1,014,045	-
Changes in operating assets and liabilities:
Accounts receivable, net	269,388	2,394,276
Deposit released from escrow	500,000	-
Interest receivable (payable)	-	(9,068)
Inventories	(177,253)	-
Prepaid expenses and other assets	(139,184)	789,736
Receivables	55,385	-
Accounts payable	14,929	(754,721)
Accrued liabilities	10,202	876,822
Deferred revenue	18,572	(378,309)
Net cash used in operating activities	(6,705,204)	(4,926,222)

Cash flows from investing activities:
Net purchase of property and equipment	(240,984)	(275,728)
Purchase of monitoring equipment	(1,047,043)	(404,123)
Purchase of securities	(200,000)	-
Disposal of monitoring equipment	33,519	-
Net cash used in investing activities	(1,454,508)	(679,851)

Cash flows from financing activities:
Principal payments on related-party line of credit	(713,868)	(715,625)
Principal payments on notes payable	(453,766)	(257,510)
Cash acquired through acquisitions	-	160,898
Net borrowings (reductions) on bank line of credit	87,346	(2,367,633)
Proceeds from notes payable	55,744	889,263
Principal payments on notes payable related to acquisitions	-	(2,100,000)
Proceeds from issuance of subsidiary stock	-	2,049,999
Proceeds from related-party notes payable	1,500,000	-
Proceeds from issuance of common stock, net of commissions	3,250,000	2,000,000
Payment on related-party notes payable	(603,280)	-
Proceeds from exercise of options and warrants	-	2,658,380
Proceeds from Series A 15% debenture, net of commissions	3,846,750	-
Net cash provided by financing activities	6,968,926	2,317,772
Net decrease in cash	(1,190,786)	(3,288,301)
Cash, beginning of period	2,782,953	4,803,871
Cash, end of period	$1,592,167	$1,515,570

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2009	2008

Cash paid for interest	$1,121,715	$498,254

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares of common stock in exchange for shares of Series B Preferred stock	2	2
Issuance of shares of common stock and warrants in exchange for deferred consulting services and financing costs	384,667	672,824
Accrual of Series A Preferred stock dividends	175	345,246
Issuance of common stock for payment of SecureAlert Series A Preferred dividends	-	643,601
Issuance of common stock in acquisition of Midwest Monitoring & Surveillance, Inc.	-	1,668,780
Issuance of common stock in acquisition of Court Programs, Inc. Court Programs of Florida, Inc. and Court Programs of Northern Florida, Inc.	-	847,500
Issuance of shares of common stock for subscription receivable	250,000	-
Issuance of shares of common stock for accounts payable	550,000	-
Discount from issuance of convertible debt	4,114,052	-
Cancellation of common stock issued	175	-
Acquisition of monitoring equipment through issuance of debt	2,770,000	-
Stock and options issued in connection with acquisition of Bishop Rock Software, Inc.	856,522	-
Issuance of common stock to settle notes payable and accrued interest	187,793	-
Line of credit paid through the issuance of Senior convertible notes	3,549,630	-
Acquisition of property and equipment through issuance of debt	38,991	-

See accompanying notes to condensed consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The unaudited interim consolidated financial information of RemoteMDx, Inc. and subsidiaries (collectively, the “Company” or “RemoteMDx”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009, and results of its operations for the three and nine months ended June 30, 2009 and 2008.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  The results of operations for the three and nine months ended June 30, 2009 may not be indicative of the results for the fiscal year ending September 30, 2009.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the effect on its consolidated financial statements, if any, will occur upon adoption of FSP APB 14-1.

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

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF Issue No. 08-7 has not had a material impact on the Company’s financial position.

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

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the 2nd quarter reporting period ending March 31, 2009. The adoption of EITF Issue No. 08-5 has not had a material impact on the Company’s financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The Company adopted SFAS 165 during the third fiscal quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 6, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009.  On this effective date, the Codification will supersede all then-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification will become non-authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.  The Company will adopt SFAS 168 during its annual period ending September 30, 2009 and does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the nine months ended June 30, 2009 and 2008, the Company disposed of $33,519 and $570,948, respectively, in monitoring equipment that no longer had value.  This expense was classified as cost of revenues.

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

Monitoring Device Product Sales
Although not the focus of the Company’s business model, the Company sells its monitoring devices in certain situations. In addition, the Company sells home security and Personal Emergency Response Systems (“PERS”) units.  The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants and shares issuable upon conversion of debt. As of June 30, 2009 and 2008, there were 76,128,791 and 19,123,412 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2009, consisted of 50,880,626 shares of common stock from the potential conversion of $10,418,311 of debt and accrued interest, and 25,248,165 shares underlying options and warrants.  Of the 25,248,165 shares underlying options and warrants, 21,633,831 shares underlie options and warrants which have vested and 3,614,334 shares underlie options and warrants which have not yet vested.

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

For options granted subsequent to October 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options. The Company granted 1,517,714 and 1,725,000 stock options to employees during the nine months ended June 30, 2009 and 2008, respectively.

A summary of stock option activity for the nine months ended June 30, 2009, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,600,000	$1.08
Granted	1,517,714	$0.21
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(408,500)	$1.45
Outstanding as of June 30, 2009	4,709,214	$0.76	2.95 years	$72,699
Exercisable as of June 30, 2009	1,694,880	$0.31	3.21 years	$72,699

(9)           INVENTORY

Inventory is recorded at the lower of cost or market, cost being determined on a first-in (“FIFO”) method.  Substantially all items included in inventory consisted of parts related to the manufacturing of the Company’s TrackerPAL devices.  Inventory was $177,253 as of June 30, 2009 and $0 as of September 30, 2008.

(10)         SECURITIES HELD FOR RESALE

On May 29, 2009, the Company purchased 160,000 restricted shares of common stock of ActiveCare, Inc. for $200,000, or $1.25 per share. ActiveCare, Inc., is a publicly-held company located in West Valley City, Utah, a former subsidiary of the Company previously known as Volu-Sol Reagents Corporation (“ActiveCare”).

(11)         PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2009 and September 30, 2008, were as follows:
	June 30, 2009	September 30, 2008
Equipment, software and tooling	$2,652,207	$2,472,076
Automobiles	305,658	287,736
Building and land	377,555	377,555
Leasehold improvements	127,408	102,190
Furniture and fixtures	299,865	279,711
	3,762,693	3,519,268
Accumulated depreciation	(2,423,380)	(1,937,710)

Property and equipment, net of accumulated depreciation	$1,339,313	$1,581,558

Depreciation expense for the nine months ended June 30, 2009 and 2008 was $527,917 and $472,557, respectively.

(12)         MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2009 and September 30, 2008, was as follows:

	June 30, 2009	September 30, 2008
Monitoring equipment	$8,146,660	$4,410,467
Less: accumulated depreciation	(4,147,765)	(3,061,321)
Total	$3,998,895	$1,349,146

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Depreciation expense for the nine months ended June 30, 2009 and 2008 was $1,106,380 and $861,387, respectively.  These expenses were classified as a cost of revenues.

(13)         GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2009, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and Bishop Rock Software as follows:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Total
Goodwill	$3,603,748	$1,208,086	$850,827	$5,662,661
Other Intangible Assets
Trade name	120,000	99,000	-	219,000
Customer relationships	-	6,000	-	6,000
Non-compete agreements	2,000	6,000	-	8,000
Total Other Intangible Assets	122,000	111,000	-	233,000
Accumulated amortization	(14,250)	(17,100)	-	(31,350)
Total goodwill and other intangible assets, net of amortization	$3,711,498	$1,301,986	$850,827	$5,864,311

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, of Midwest Monitoring & Surveillance (“Midwest”).  Like the Company’s operations prior to the acquisition of interest, Midwest provides electronic monitoring for individuals on parole.  The total consideration for the purchase of Midwest was $4,400,427 comprised of notes payable of $1,800,000, shares of common stock valued at $1,752,000 (438,000 shares valued at $4.00 per share), transaction costs of $31,497, and long-term liabilities assumed of $816,930.

The total consideration of $4,400,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,725,748.  The excess over net book value was allocated as noted in the table above.

The Company recorded $6,750 of amortization expense for Midwest intangible assets during the nine months ended June 30, 2009 resulting in a total accumulated amortization of $14,250 and net intangible assets of $107,750.

During March 2009, the Company extended the option period for the purchase of the remaining 49% ownership of Midwest to April 15, 2010.  The Company agreed to give the following consideration to Midwest owners to extend this option:

1)	150,000 shares of common stock valued at $0.13 per share for a total of $19,500.
2)	$75,000 in cash upon execution of the agreement.
3)	$105,000 in cash paid in ten equal payments of $10,500 beginning April 15, 2009 through January 15, 2010.

The expense totaling $199,500 was reported as an acquisition option extension cost under other income (expense) for the nine months ended June 30, 2009.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”).  Similar to the Company’s operations prior to the acquisition of interest, Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The total consideration for the purchase of Court Programs was $1,527,743 comprised of a note payable of $300,000, shares of common stock valued at $847,500 (212,000 shares valued at approximately $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $334,919.

The total consideration of $1,527,743 less the tangible assets acquired of $208,658 resulted in an excess over net book value of $1,319,086.  The excess over net book value was allocated as noted in the table above.

The Company recorded $8,100 of amortization expense on intangible assets for Court Programs during the nine months ended June 30, 2009 resulting in a total accumulated amortization of $17,100  and net intangible assets of $93,900.

Effective April, 1, 2009, the Company and Court Programs agreed to release Court Programs from an obligation to repay expenses paid on its behalf by the Company in the amount of $147,566 as consideration to extend the option period for the purchase of the remaining 49% ownership of Court Programs to April 15, 2010. The expense of $147,566 was reported as an acquisition option extension cost under other income (expense) for the three months ended June 30, 2009.

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, of Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”) for 2,857,286 shares of the Company’s common stock valued at $0.23 per share for a total of $657,176, 642,714 options to the Company’s common stock with an exercise price of $0.09 per share for a value of $114,383 using the Black-Scholes calculation, and $79,268 in debt for a total purchase price of $850,827.  Bishop Rock has developed crime-scene correlation software to be used with the TrackerPAL monitoring device. As of the date of this Report, the goodwill and intangible assets have not yet been valued; and therefore, the value of $850,827 has all been reflected as goodwill until the valuation is completed.  It is anticipated that the valuation of Bishop Rock’s goodwill and intangible assets will be completed by September 30, 2009.

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three and nine months ended June 30, 2009 and 2008, as though the Midwest, Court Programs, and Bishop Rock acquisitions had been completed as of the beginning of each period presented:
	Three Months Ended
	June 30,
	2009	2008
Revenues:
Products	$75,451	$1,064,756
Monitoring services	3,133,518	2,422,901
Total revenues	3,208,969	3,487,657
Cost of revenues:
Products	(28,891)	(851,214)
Monitoring services	(2,391,935)	(2,538,283)
Total cost of revenues	(2,420,826)	(3,389,497)
Gross margin	788,143	98,160
Operating expenses:
Selling, general and administrative	(3,178,333)	(16,602,727)
Research and development	(431,201)	(646,335)
Loss from operations	(2,821,391)	(17,150,902)
Other income (expense):
Redemption SecureAlert Series A Preferred stock	-	48,648
Minority interest allocation	-	306,797
Change from estimate to actual	24,060	-
Settlement income (expense)	(23,046)	-
Acquisition option extension cost	(147,566)	-
Derivative valuation loss	(1,014,045)	-
Other income (loss)	196,568	16,905
Interest income	8,215	920
Interest expense	(1,255,103)	(389,838)
Net loss from continuing operations	(5,032,308)	(17,167,470)
Discontinued operations	-	(340,348)
Net loss	$(5,032,308)	$(17,507,818)
Dividends on Series A Preferred stock	-	(107)
Net loss attributable to common stockholders	$(5,032,308)	$(17,507,925)
Net loss per common share from continuing operations, basic and diluted	$(0.03)	$(0.12)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.00)
Net loss per common share – basic and diluted	$(0.03)	$(0.12)
Weighted average common shares outstanding – basic and diluted	191,962,000	146,085,000

	Nine Months Ended June 30,

	2009	2008
Revenues:
Products	$493,595	$2,173,384
Monitoring services	8,986,068	7,272,006
Total revenues	9,479,663	9,445,390
Cost of revenues:
Products	(246,310)	(1,502,900)
Monitoring services	(8,049,230)	(7,834,560)
Total cost of revenues	(8,295,540)	(9,337,460)
Gross margin	1,184,123	107,930
Operating expenses:
Selling, general and administrative	(11,238,788)	(28,039,657)
Research and development	(1,277,102)	(4,359,715)
Loss from operations	(11,331,767)	(32,291,442)
Other income (expense):
Gain on sale of intellectual property	-	2,400,000
Redemption SecureAlert Series A Preferred stock	-	(8,428,520)
Minority interest allocation	-	692,389
Change from estimate to actual	20,449	-
Settlement expense	(23,046)	-
Acquisition option extension cost	(347,066)	-
Derivative valuation loss	(1,014,045)	-
Other income (loss)	1,276,319	49,486
Interest income	11,658	35,184
Interest expense	(2,790.006)	(1,163,586)
Net loss from continuing operations	(14,197,504)	(38,706,489)
Discontinued operations	-	(1,261,353)
Net loss	$(14,197,504)	$(39,967,842)
Dividends on Series A Preferred stock	(175)	(345,246)
Net loss attributable to common stockholders	$(14,197,679)	$(40,313,088)
Net loss per common share from continuing operations, basic and diluted	$(0.08)	$(0.29)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.01)
Net loss per common share – basic and diluted	$(0.08)	$(0.30)
Weighted average common shares outstanding – basic and diluted	173,137,000	136,097,000

(14)         ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2009 and September 30, 2008:
	June 30, 2009	September 30, 2008

Accrued payroll and employee benefits	$532,944	$451,485
Accrued interest	345,291	97,383
Accrued board of directors fees	300,000	205,000
Accrued warranty and manufacturing costs	246,622	291,423
Accrued outside services and other expenses	123,543	118,665
Accrued legal and consulting fees	101,627	91,720
Accrued extension payments	73,500	-
Accrued lawsuit liability	-	385,000
Accrued bonuses	-	83,763
Commissions	-	56,828
Total	$1,723,527	$1,781,267

(15)	CONVERTIBLE PROMISSORY NOTE

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL units from a third party vendor.  The note may convert into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note bears interest at 8% per annum and matures on January 15, 2010. Interest is due monthly and the principal is due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount and will be expensed over the life of the note. As of June 30, 2009, the outstanding balance due was $2,600,000 with a remaining debt discount balance of $77,287.

(16)	SENIOR SECURED CONVERTIBLE NOTES

On March 1, 2009, the Company entered into senior secured convertible notes of $2,649,631 with three unrelated parties to pay down the Company’s line of credit from $3,600,000 to $900,000.  The Company also issued an additional $900,000 on June 29, 2009 with three additional unrelated parties to pay off the Company’s line of credit. The interest rate is 15% per annum and the notes mature on March 13, 2010.  Interest is due monthly and the principal is due at maturity.  These notes may convert into shares of the Company’s common stock at a conversion price of $0.20 per share, or into shares of the SecureAlert’s common stock at the FMV of the stock at the conversion date.  The Company determined that certain conversion features of the notes were subject to derivative accounting treatment (see Note 18). This resulted in a debt discount valued at $853,166. Additionally, with the issuance of these notes, the Company issued 3,549,630 shares of common stock valued at $226,853 recorded as a debt discount. The value of $1,080,019 recorded as a debt discount and will be expensed over the life of these notes.  As of June 30, 2009, the outstanding balance was $3,449,631with a remaining debt discount balance of $831,956.

(17)	SERIES A 15% DEBENTURES

During the nine months ended June 30, 2009, the Company received $3,750,000 in cash from the issuance of Series A 15% debentures and issued cash receivables for $250,000 of Series A 15% debentures.  Additionally, the Company issued to a vendor debentures in the principal amount of $106,750 for services rendered to the Company.  As of June 30, 2009, the total outstanding balance of the debentures was $4,106,750.  The terms of these debentures are as follows: 1) 15% interest per annum.  Interest is due quarterly and principal is due at maturity, 2) 18-month maturity, 3) for every $1 invested into the debenture the holder received 1 share of the Company’s common stock, and 4) at the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share. The Company determined that certain conversion features of the notes were subject to derivative accounting treatment (see Note 18). This resulted in a debt discount valued at $2,050,326.  Additionally, with the issuance of these notes, the Company issued 4,106,750 shares of common stock valued at $229,806 and 2,200,000 warrants valued at $43,926 recorded as a debt discount. This discount will be expensed over the life of the debentures.

In September 2008, the Company sold 4,077,219 shares of common stock at $0.75 per share to an investor.  Shortly following the transaction, the Company’s common stock price fell to approximately $0.20 per share. The Company and the other party agreed upon the investor’s investment of an additional $3,000,000 (included in the $4,106,750 discussed in the paragraph above) in the Series A 15% debenture that the Company would issue 9,796,636 additional shares.  Furthermore, the Company agreed to reprice outstanding warrants from $1.00 to $0.25 per share and extend the purchase period an additional two years. The issuance of these shares and repricing of the warrants attributed an additional $587,248 to the debt discount resulting in a total $2,911,306 in a debt discount to be amortized over the life of the debentures.  During the nine months ended June 30, 2009, the Company amortized $773,535 of this debt discount and recorded it as interest expense.  As of June 30, 2009, the debt discount balance was $2,137,771.

(18)         DERIVATIVES

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has convertible notes that contain embedded derivatives that require separate valuation from the convertible notes payable.  The Company recognizes these derivatives as liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change.  The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model based on the historical volatility of its common stock over the past 18 months.  The fair values of the derivative instruments are re-measured each quarter.

During the nine months ended June 30, 2009, the Company issued Senior Secured Convertible Notes and Series A 15% debentures containing embedded derivative features.  The Company recorded an initial value of $2,903,492 for the derivatives.  As of June 30, 2009, the derivative instruments had a fair value of $3,917,537 resulting in a derivative valuation loss of $1,014,045 for the period.

(19)         DEBT OBLIGATIONS

Debt obligations as of June 30, 2009 and September 30, 2008 consisted of the following:

	June 30, 2009	September 30, 2008
SecureAlert, Inc.
Unsecured note payable to a former subsidiary bearing interest at 5%. The note matures on December 31, 2009.	$295,513	$598,793

Unsecured notes payable to former SecureAlert stockholders, with interest at 5.00%, payable in installments of $80,000 per month. These notes were paid off during the six months ended March 31, 2009 in connection with the settlement of the Natale and Boling lawsuit.	-	169,676

Unsecured note payable with interest rate of 12%. Note matures on February 1, 2010.	15,075	-

Unsecured note payable with interest rate of 8%. Note matures on June 6, 2011.	13,774	-

Court Programs
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 4% and matures on April 6, 2037. The note is secured by monitoring equipment.	225,137	229,100

Unsecured revolving lines of credit with two banks, with interest rates between 4.85 % and 9.24%	20,110	48,499

Unsecured note payable with interest rate of 8%. The note matures on May 31, 2010.	2,031	16,028

Automobile loan secured by the vehicle. Loan bears interest at 7.09%, and matures on June 21, 2014.	31,827	-

Midwest
Notes payable to a financial institution bearing interest at 6.37%. Notes mature in July 2011 and July 2016. The notes are secured by property.	201,256	247,675

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature January 2009 through November 2011. The notes are secured by monitoring equipment.	148,189	199,747

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and October 2011.	47,324	43,570

Note payable to a stockholder of Midwest. The note bears interest at 4.9% maturing on February 22, 2013.	50,823	59,958

Total debt obligations	$1,051,059	$1,613,046
Less current portion	(531,388)	(465,664)
Long-term debt, net of current portion	$519,671	$1,147,382

(20)        RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of June 30, 2009, the Company owed $47,620 under a line-of-credit agreement with ADP Management, an entity owned and controlled by two of the Company’s directors, Mr. Derrick and Mr. Dalton.  Mr. Derrick is also the Company’s Chief Executive Officer. Outstanding amounts on the line of credit accrue interest at 11% per annum and are due on August 31, 2009.  During the nine months ended June 30, 2009, the net decrease under this line of credit was $495,184. This decrease consisted of cash repayments of $713,868 offset, in part, by $218,684 of expenses owed to ADP Management that are reimbursable by the Company.

Related-Party Note Payable

In November 2008, the Company borrowed $1,000,000 from Mr. Derrick, the Chief Executive Officer of the Company.  The unsecured note payable accrues interest at 15% and is due and payable upon the Company receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  The Company paid to Mr. Derrick a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February, Mr. Derrick loaned an additional $500,000 to the Company resulting in a total of $1,500,000 due to Mr. Derrick.  The Company and Mr. Derrick agreed to extend the due date of the full obligation to February 26, 2010.  As of June 30, 2009, the Company owed $1,500,000 plus $56,096 in accrued interest to Mr. Derrick.

Related-Party Note Payable

In September 2008, the Company borrowed $250,000 from Randy Olshen, the former President of SecureAlert.  The unsecured note payable accrues interest at 11% and is due and payable on December 31, 2009 or upon demand whichever comes first.  As of June 30, 2009, this note was paid in full.

Related-Party Note Receivable

The Company acquired a 51% ownership in Midwest Monitoring & Surveillance, Inc. (“Midwest”) effective December 1, 2007.  Prior to the sale to the Company, Midwest had entered into a loan arrangement with Gary Bengtson, the Chief Financial Officer of Midwest.  On June 29, 2009, Mr. Bengtson resigned as CFO of Midwest and entered into a separation and release agreement which settled an outstanding receivable from Mr. Bengtson in the amount of $60,546 for $37,500 which resulted in a settlement loss of $23,046. The agreement also reduced a payable balance to Mr. Bengtson from $42,000 to $4,500. As of June 30, 2009, the Company owed Mr. Bengtson $4,500. Subsequent to June 30, 2009, the Company paid $4,500 to Mr. Bengtson.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company borrowed $250,000 from an entity controlled by an employee of the Company and issued a Series A 15% debenture due and payable on November 1, 2010. In addition to the rights and terms of the debenture, the entity received 2,200,000 one-year warrants with an exercise price of $0.25 per share valued at $43,926 for providing capital to the Company to be used to help settle an outstanding liability to a vendor in the amount of $814,697 for $227,000 in cash and 2,200,000 shares of common stock valued at $550,000.

(21)         PREFERRED STOCK

Series A 10% Convertible Non-Voting Preferred Stock

Each share of Series A Preferred stock is convertible into 370 shares of common stock. During the nine months ended June 30, 2009, 19 shares of Series A Preferred stock were converted into 9,306 shares of common stock.  As of June 30, 2009, there were no shares of Series A Preferred stock outstanding. During the nine months ended June 30, 2009 and 2008, the Company recorded $175 and $313, respectively, in dividends for Series A Preferred stock.

Series B Convertible Preferred Stock

During the nine months ended June 30, 2009, 10,999 shares of Series B Convertible Preferred stock were converted into 10,999 shares of common stock. Additionally, during the year ended September 30, 2008, 2,000 shares of Series B Convertible Preferred stock were converted into 15,000 shares of common stock.  As of June 30, 2009, there were no shares of Series B Preferred stock outstanding.

SecureAlert, Inc. Preferred Stock

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,549,386.  The former SecureAlert Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  The Company estimated and accrued $3,224,310 for future contingency payments.  The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SecureAlert Series A stockholders.  During the nine months ended June 30, 2009, RemoteMDx recorded $20,449 in other income to reflect the change between the estimated and actual contingency payments.

(22)	COMMON STOCK

During the nine months ended June 30, 2009, the Company issued 45,893,107 shares of RemoteMDx common stock as follows:

•	3,812,500 shares were issued for services performed for a value of $868,875.

•	150,000 shares were issued to extend the purchase agreement between Midwest and the Company valued at $19,500.

•	5,400,000 shares were issued to settle lawsuits valued at $1,030,000.

•	17,850,000 shares were issued for net cash proceeds of $3,250,000.

•	17,553,016 shares were issued in connection with debt valued at $1,118,989.

•	9,306 shares were issued from the conversion of 19 shares of Series A Preferred stock.

•	10,999 shares were issued from the conversion of 10,999 shares of Series B Preferred stock.

•	2,857,286 shares were issued in connection with the purchase of Bishop Rock Software valued at $657,176.

In addition, during the nine months ended June 30, 2009, 1,750,000 shares were cancelled that had been previously issued for services valued at $2,712,500.

Upon shareholder approval, the Company amended the Articles of Incorporation of RemoteMDx, Inc. and filed the amendment with the State of Utah Department of Commerce Division of Corporation and Commercial Code on March 5, 2009 to increase the authorized shares of common stock from 175,000,000 to 250,000,000.

Common Stock Options and Warrants

As of June 30, 2009, 21,633,831 of the 25,248,165 outstanding options and warrants were vested with a weighted average exercise price of $1.16 per share. No stock options and warrants were exercised during the nine months ended June 30, 2009.

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

Subsequent to June 30, 2009, the Company entered into the following transactions:

1)	The Company received $100,000 in cash from an entity in connection with the issuance of the Series A 15% debentures.

2)
The Company entered into a promissory note in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15% per annum paid quarterly.  As additional consideration for the loan and as a settlement to resolve a registration-rights dispute between the investor and the Company, the Company granted 8,000,000 shares of common stock.

(24)           COMMITMENTS AND CONTINGENCIES

Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert: A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company answered the complaint, denying Plaintiffs’ allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. On February 17, 2009 the United States Patent and Trademark Office ("USPTO") granted a request for reexamination of the '909 Patent.  The USPTO is now in the process of reexamining the claims of the '909 Patent. The Company intends to vigorously defend the case and prosecute its counterclaim. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Frederico and Erica Castellanos, v. Volu-Sol, Inc.  On August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County.  The complaint names twenty-four defendants and one hundred unnamed Doe Defendants.  The complaint asserts claims for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, breach of implied warranties, and loss of consortium based on Mr. Castellanos' alleged exposure to certain chemicals during the course of his employment.  One of the original named defendants was identified as Logos Scientific, Inc.  On September 4, 2008, Plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1.  Volu-Sol, Inc. was the original name of RemoteMDx, Inc.  The Company intends to vigorously defend itself against Castellanos’ claims.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Informal Inquiry.  In March 2008, the Company was advised by letter from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  The inquiry, among other items, relates to the Company’s revenue recognition policy and documents, relationship with stockholders, and business.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  We voluntarily disclosed this inquiry in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  There were no material developments in this matter during the fiscal quarter ended June 30, 2009.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2008, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report.

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

Subsequent to June 30, 2009, the Company entered into the following transactions:

1)	The Company received $100,000 in cash from an entity in connection with the issuance of the Series A 15% debentures.

2)
The Company entered into a promissory note in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15% per annum paid quarterly.  As additional consideration for the loan and as a settlement to resolve a registration-rights dispute between the investor and the Company, the Company granted 8,000,000 shares of common stock.

Discontinued Operations

During the nine months ended June 30, 2009, the Company divested its ownership interest of the diagnostic stain business conducted by ActiveCare.  The Company completed the divestiture of approximately 17% of the common stock in ActiveCare during the fiscal second quarter ending March 31, 2009.  The Company’s consolidated financial statements have been prepared to segregate operating results of the discontinued operations for all periods presented. The summary of net revenues and operating results from discontinued operations for the three and nine months ended June 30, 2008, respectively are as follows:

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Net revenues	$122,721	$467,148
Net loss	$(340,348)	$(1,261,353)

Results of Continuing Operations

Three months ended June 30, 2009, compared to three months ended June 30, 2008

Revenues

For the three months ended June 30, 2009, the Company had revenues from continuing operations of $3,208,969 compared to $3,487,657 for the three months ended June 30, 2008, a decrease of $278,688.  Although total revenues decreased, recurring revenues from monitoring services increased from $2,422,901 for the three months ended June 30, 2008 to $3,133,518 for the three months ended June 30, 2009, a 29% increase. The Company’s efforts are directed to increase recurring revenues from monitoring services and product sales are not the primary focus of the Company’s business model. Product revenues decreased from $1,064,756 for the three months ended June 30, 2008 to $75,451 for the three months ended June 30, 2009. The operating results of our subsidiaries, SecureAlert, Midwest and Court Programs, are described in the following paragraphs.

SecureAlert had revenues of $1,564,638 during the three months ended June 30, 2009, compared to revenues of $2,259,661 for the three months ended June 30, 2008, a decrease of $695,023. Although total revenues decreased, recurring revenues from monitoring services increased 24% from $1,216,968 for the three months ended June 30, 2008 to $1,509,230 for the three months ended June 30, 2009. Product revenues decreased from $1,042,693 for the three months ended June 30, 2008 to $55,408 for the three months ended June 30, 2009. No SecureAlert customer accounted for 10% or more of SecureAlert’s revenues during the three months ended June 30, 2009; Electronic Monitoring Services accounted for $1,000,000 (44%) of SecureAlert revenues during the same period ending June 30, 2008.

Midwest had revenues of $1,011,974 during the three months ended June 30, 2009, compared to revenues of $708,919 during the same period in the prior year.  The increase of $303,055 resulted primarily from increased monitoring of offender tracking devices and probation services. During the three months ended June 30, 2009, the Rock County Sheriff accounted for $170,102, or approximately 17% of Midwest’s revenues.  No other customer accounted for 10% or more on Midwest’s revenues.

Court Programs had revenues of $632,357 during the three months ended June 30, 2009, compared to revenues of $519,077 during the same period in the prior year.  The increase of $113,280 resulted primarily from increased monitoring of offender tracking devices and probation services. No Court Program customer accounted for 10% or more of Court Program’s revenues during the three months ended June 30, 2009 or 2008.

On January 14, 2009, the Company purchased Bishop Rock Software.  During the three months ended June 30, 2009, Bishop Rock Software had no revenue.

Cost of Revenues

For the three months ended June 30, 2009, cost of revenues for continuing operations declined to $2,420,826 from $3,389,497 during the three months ended June 30, 2008, a decrease of $968,671.  The decrease in cost of revenues resulted primarily from a reduction of device costs of $746,156 from units sold.  Additionally, communication cost and monitoring center costs decreased $204,387 and $131,460, respectively.  While focusing on cost of revenues, the Company has been able to increase gross profit from $98,160, or 3% of revenues for the three months ended June 30, 2008 to $788,143, or 25% of revenues for the three months ended June 30, 2009. Improving gross profit has been achieved primarily through reduced communication and direct labor cost initiatives and software enhancements.

SecureAlert’s cost of revenues for the three months ended June 30, 2009 was $1,484,591, or 95% of revenues.  The largest components of these costs were communication costs of $543,293, monitoring center costs of $352,443, amortization of $383,722, freight of $70,401, and commissions of $66,498. During the three months ended June 30, 2008, cost of revenues was $2,683,100 or 119% of revenues and the principal components included device costs of $775,047, communication costs of $747,680, monitoring center costs of $483,903, amortization of $141,765, commissions of $134,250, warranty expense of $105,742, and other TrackerPAL costs of $111,599.

Midwest’s cost of revenues totaled $654,690, or 65% of revenues for the three months ended June 30, 2009, compared to $354,796 for the same period during 2008.  Court Program’s cost of revenues totaled $281,545, or 45% of revenues for the three months ended June 30, 2009, compared to $351,601 for the three months ended June 30, 2008.

Research and Development Expenses

During the three months ended June 30, 2009 and 2008, research and development expense from continuing operations was $431,201 and $646,335, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2009, selling, general and administrative expenses from continuing operations were $3,178,333 compared to $16,597,727 during the three months ended June 30, 2008.  The improvement of $13,419,394 is primarily the result of decreases in the following expenses: consulting expense of $12,036,507 related to stock and warrant issuances for services rendered to the Company, travel of $149,422, and payroll and related taxes of $143,372.

Interest Expense

During the three months ended June 30, 2009 and 2008, interest expense related to continuing operations totaled $1,255,103 and $389,838, respectively. The increase of $865,265 resulted primarily from non-cash expense of $1,065,373 from the accretion on debt instruments and the issuance of stock and warrants in connection with debt obligations.

Nine months ended June 30, 2009, compared to nine months ended June 30, 2008

Revenues

For the nine months ended June 30, 2009, the Company had revenues from continuing operations of $9,478,981 compared to $9,445,390 for the nine months ended June 30, 2008, an increase of $33,591. Although revenues increased slightly, recurring revenues from monitoring services in the nine months ended June 30, 2009 increased 24% to $8,985,386 compared to $7,272,006 for the nine months ended June 30, 2008.  The Company’s efforts are directed to increase recurring revenues from monitoring services and product sales are not the primary focus of the Company’s business model. Product revenues decreased from $2,173,384 for the nine months ended June 30, 2008 to $493,595 for the nine months ended June 30, 2009.  The operating results of our subsidiaries, SecureAlert, Midwest and Court Programs, are described in the following paragraphs.

SecureAlert had revenues of $4,513,449 during the nine months ended June 30, 2009, compared to revenues of $6,287,762 for the nine months ended June 30, 2008, a decrease of $1,774,313. Although total revenues decreased, recurring revenues from monitoring services increased 5% to $4,377,292 in the nine months ended June 30, 2009 compared to $4,158,729 for the nine months ended June 30, 2008. Product revenues decreased from $2,129,033 for the nine months ended June 30, 2008 to $136,157 for the nine months ended June 30, 2009.  No SecureAlert customer accounted for 10% or more of SecureAlert’s revenues during the nine months ended June 30, 2009; Electronic Monitoring Services accounted for $2,000,000 (32%) and QuestGuard accounted for $826,160 (13%) of SecureAlert revenues during the same period ending June 30, 2008.

Midwest’s revenues for the nine months ended June 30, 2009 were $3,157,967.  The primary components of Midwest’s revenues were monitoring and probation services of $2,800,529 and prison equipment sales of $357,438.  On December 1, 2007, the Company acquired Midwest. For the seven months ended June 30, 2008, Midwest had revenues of $1,866,147, including $1,821,796 from the monitoring of offender tracking devices and $44,351 from the sale of devices.  During the nine months ended June 30, 2009, Rock County Sheriff accounted for $490,292, or 16% and St. Peter Regional Treatment Center accounted for $333,000, or 11%, and of Midwest’s revenues.  No other customer accounted for 10% or more on Midwest’s revenues.

Court Program’s revenues for the nine months ended June 30, 2009 were $1,804,155, derived from monitoring and probation services. On December 1, 2007, the Company acquired Court Programs. For the seven months ended June 30, 2008, Court Programs had revenues of $1,291,481. No Court Program customer accounted for 10% or more of Court Program’s revenues during the nine months ended June 30, 2009 or 2008.

On January 14, 2009, the Company purchased Bishop Rock Software.  During the period following the acquisition through June 30, 2009, revenues from Bishop Rock Software were $3,410.

Cost of Revenues

For the nine months ended June 30, 2009, cost of revenues from continuing operations was $8,295,540 compared to $9,337,460 during the nine months ended June 30, 2008, a decrease of $1,041,920.  The decrease in cost of revenues resulted primarily from a reduction of device costs of $1,465,984 from units sold.  Additionally, communication cost and monitoring center costs decreased $177,342 and $214,653, respectively.  While focusing on cost of revenues, the Company has been able to increase gross profit from $107,930, or 1% of revenues for the nine months ended June 30, 2008, to $1,183,441, or 12% of revenues for the nine months ended June 30, 2009. Improving gross profit has been achieved primarily through reduced communication and direct labor cost initiatives and software enhancements.

SecureAlert's cost of revenues totaled $5,196,592, or 115%, of SecureAlert's revenues during the nine months ended June 30, 2009, compared to $7,585,683, or 121%, of SecureAlert’s revenues during the nine months ended June 30, 2008.  The primary components of these costs incurred during the nine months ended June 30, 2009 were communication costs of $1,935,524, monitoring center costs of $1,251,336, amortization of $905,084, utilization rental fees of $336,562, shipping of $244,644 and commissions of $240,096, device costs of $36,916, as well as other TrackerPAL costs of $246,430.  The primary components of these costs incurred during the nine months ended June 30, 2008 included communication costs of $2,112,866, device costs of $1,502,900, monitoring center costs of $1,465,989, amortization of $628,547, commissions of $357,399, impairment of TrackerPAL devices of $570,948, freight of $242,688, warranty reserve expense of $105,742, lease equipment of $54,724, location costs of $38,298, and other TrackerPAL costs of $505,582.

Midwest’s cost of revenues totaled $2,051,951 for the nine months ended June 30, 2009, with the principal components being monitoring and probation services of $1,842,557 and prison equipment sales of $209,394. On December 1, 2007, the Company acquired Midwest, resulting in cost of revenues of $1,074,264 for the seven months ended June 30, 2008.

Court Programs’ cost of revenues totaled $1,046,997 for the nine months ended June 30, 2009 resulting from monitoring and probation services.  On December 1, 2007, the Company acquired Court Programs, resulting in cost of revenues of $677,513 for the seven months ended June 30, 2008.

Research and Development Expenses

During the nine months ended June 30, 2009 and 2008, research and development expense from continuing operations was $1,277,102 and  $4,359,715, respectively, and consisted primarily of expenses associated with the development of SecureAlert’s TrackerPAL device and related services. During the nine months ended June 30, 2008, the primary component of research and development expense was $2,555,285 for the issuance of 815,000 shares of common stock (valued at an average of $3.14 per share) for software and engineering associated with the development of the TrackerPAL device.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2009, selling, general and administrative expenses related to continuing operations were $11,078,059 compared to $28,034,657 during the nine months ended June 30, 2008.  The decrease in selling, general and administrative expense of $16,956,598 was the result primarily of reductions in consulting expense of $15,870,448 and travel expense of $1,215,266, offset by increases in lease expense of $153,526.

Interest Expense

During the nine months ended June 30, 2009, interest expense related to continuing operations totaled $2,790,006 compared to $1,163,586 during the nine months ended June 30, 2008. The increase of $1,626,420 resulted primarily from the accretion on debt instruments and the issuance of stock and warrants in connection with debt obligations.

Liquidity and Capital Resources

The Company is presently unable to finance its business solely from cash flows from operating activities. During the nine months ended June 30, 2009, the Company financed its business primarily from the issuance of debt and the issuance of stock providing cash proceeds of $8,739,840.

As of June 30, 2009, the Company had unrestricted cash of $1,592,167 and working capital deficit of $15,828,902, compared to unrestricted cash of $2,782,953 and working capital deficit of $6,822,276 as of September 30, 2008.  For the nine months ended June 30, 2009, the Company's operating activities used cash of $6,705,204, compared to $4,926,222 of cash used in operating activities for the nine months ended June 30, 2008.

The Company used cash of $1,454,508 for investing activities during the nine months ended June 30, 2009, compared to $679,851 of cash used in investing activities in the nine months ended June 30, 2008.

The Company's financing activities for the nine months ended June 30, 2009, provided cash of $6,968,926 compared to $2,317,772 for the nine months ended June 30, 2008. For the nine months ended June 30, 2009, the Company had net proceeds of $3,902,494 from the issuance of debt instruments, $3,250,000 from the sale of common stock, $1,500,000 from proceeds on related-party notes, and net advances from the line of credit of $87,346.  Cash decreased by $453,766 due to payments on notes payable and $1,317,148 in net payments on the related-party line of credit and note.  Cash provided by financing activities was used to fund operating activities and upgrade monitoring equipment.

The Company incurred a net loss of $14,037,457 for the nine months ended June 30, 2009 and a loss from operations of $11,171,720. In addition, the Company has an accumulated deficit of $196,721,453 as of June 30, 2009.  These factors, as well as the risk factors set out in the Company's annual report on Form 10-K for the year ended September 30, 2008 raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this Report do not include any adjustments that may result from the outcome of this uncertainty.  The Company’s plans with respect to this uncertainty are to increase leases of the TrackerPAL product and to increase monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay the Company’s debts as they come due.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its business and may have to cease operations.

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

Foreign Currency Risks.  Revenues from sources outside the United States represented 0% and 10% of our total revenues for the nine months ended June 30, 2009 and 2008, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, the Company did not experience any effect from foreign currency exchange in connection with these international sales.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of June 30, 2009, we had $20,110 of borrowings outstanding on lines of credit with two banks with a weighted average interest rate of 9.24%.  The interest rates on these lines of credit are subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

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

•
Financial Reporting Process – We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the effects of issuing derivatives.

Accordingly, management has determined the Company's internal control over financial reporting as of June 30, 2009 was not effective.  These material weaknesses have been disclosed to our audit committee.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2009, the Company sold the following shares of RemoteMDx common stock without registration under the Securities Act of 1933 (the “Securities Act”)

•
12,500,000 shares were sold in May 2009 for net cash proceeds of $2,250,000. The shares were issued to the licensee in connection with a distribution and licensing agreement entered into with a European corporation in a transaction exempt from registration under Section 4(2) of the Securities Act.

•
5,000,000 shares were sold in March 2009 for net cash proceeds of $900,000. The shares were issued to an accredited investor in a transaction exempt from registration under Section 4(2) of the Securities Act.

•
350,000 shares were sold in December 2008 for net cash proceeds of $100,000. The shares were issued to an accredited investor in a transaction exempt from registration under Section 4(2) of the Securities Act.

•	17,553,016 shares were issued in connection with debt financings in transactions exempt from registration under Section 4(2) of the Securities Act and rules promulgated thereunder as follows:

o
4,000,000 shares were sold on various dates between December 2008 and June 2009 to eight purchasers of the Company’s Series A 15% Debentures in a private placement of the Debentures and shares.  The offer and sale of the Debentures and shares were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The purchasers of these securities were accredited investors.

o	100,000 shares were issued to Mr. Derrick in connection with a loan made to the Company by Mr. Derrick in November 2008. Mr. Derrick is an executive officer and director of the Company.

o	106,750 shares were issued to a consultant on June 4, 2009 in partial satisfaction of consulting fees owed to him.

o	3,549,630 shares were issued between May and July 2009 to five accredited investors pursuant to senior secured convertible notes to payoff bank line of credit.

o	9,796,636 shares were issued in February to an accredited investor to compensate for a decline in the Company’s share price following the investor’s initial investment in September 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company amended its Articles of Incorporation and filed the amendment with the State of Utah Department of Commerce Division of Corporation and Commercial Code on March 5, 2009 to increase the number of authorized shares of common stock from 175,000,000 to 250,000,000.  The amendment was approved by the consent of the shareholders of the Company.  Shareholders holding a total of 92,775,909 shares (approximately 58% of the total issued and outstanding shares of the Company entitled to vote on the matter) submitted written consents approving the amendment. The consents were obtained without a meeting pursuant to a proxy solicitation distributed by the Company.

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

10.25	Distribution and License Agreement between euromicron AG, a German corporation, and the Company, dated May 28, 2009
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTEMDX, INC.

Date: August 17, 2009	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2009	By:	/s/ Michael G. Acton
Michael G. Acton,
Chief Financial Officer
(Principal Financial Officer)

Date: August 17, 2009	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Principal Accounting Officer