Form 10-K
period 2009-09-30
REMOTE MDX INC
filed 2010-01-13
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

There were 211,765,988 shares of the registrant's common stock outstanding as of December 29, 2009. The aggregate market value of common stock held by non-affiliates of the registrant as of December 29, 2009 was approximately $28,530,000.

REMOTEMDX, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2009

PART I

Item 1.    Business

The statements contained in this Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future, and include, but are not limited to the risks and uncertainties outlined in Item 1A “Risk Factors”, and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this Report.

General

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," "RemoteMDx" or the "Company" refer to RemoteMDx, Inc., a Utah corporation and its subsidiary corporations.

RemoteMDx and subsidiaries market and deploy offender management programs, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the market leader for delivering offender management solutions that integrate interaction technologies.  We believe that we currently deliver the only offender management technology which integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single device, deployable on offenders worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison,” while providing for greater public safety at a lower cost to incarceration or traditional resource-intensive alternatives.

TrackerPAL™ II and TrackerPAL™ IIe (“enhanced”), now manufactured in the USA – The TrackerPAL™ portfolio of products, e-Arrest Beacons and monitoring services are designed to create “Jails without Walls,” customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, juvenile offenders, etc.).  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  TrackerPAL™ IIe is designed for federal, state and local agencies to provide location tracking of select individuals in the criminal justice system.  The TrackerPAL™ IIe device fastens to the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can only be adjusted or removed without detection by a supervising officer through services provided by our SecureAlert Monitoring Center (or other monitoring centers).  This monitoring and intervention center acts as an important link between the offender and the supervising officer as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  An intelligent device with integrated computer circuitry and constructed from case-hardened plastics, the TrackerPAL™ IIe unit promptly notifies the monitoring center if any attempt is made to breach protocols or to remove or otherwise tamper with the device or optical strap housing.

According to the Bureau of Justice Statistics annual report March 2009 (available online at http://bjs.ojp.usdoj.gov/), it is currently estimated that over 2.3 million inmates, or one in every 131 U.S. residents, were held in custody in state or federal prisons or in local jails. Nearly 5.1 million adults were under community supervision at year-end 2008—the equivalent of about 1 in every 45 adults in the United States.  Probationers (4,270,917) represented the majority (84%) of the community supervision population in 2008; parolees (828,169) accounted for a smaller share (16%).  Sadly, approximately 7.4 million people are now either incarcerated (State or Federal prisons or local jails) or on parole or probation.  The average cost of incarcerating an inmate ranges from $65 to $175 (plus) per day dependent upon facility type, security level, amenities and jurisdiction.  But this annualized “equivalency” number pales in comparison to actual populations. The Bureau of Justice Statistics also reports that over one-third of all inmates held in custody at midyear 2008 were in local jails.  More than half (52%) were housed in the 180 largest jail facilities, with average daily populations of 1,000 inmates or more.  Overall, an estimated 13.6 million inmates were admitted to local jails during the 12-month period ending June 30, 2008.  Statistics for 2009 have not been published, but we believe this number continues to grow and to push capacity and resource levels.

Due to ever-growing economic pressures, it is widely recognized that these costs are unsustainable with ongoing state and federal budget reductions, facility-specific overcrowding concerns, increased rehabilitation imperatives and politicized re-socialization agendas. Thus, electronic monitoring alternatives to incarceration for low and moderate risk offenders (adult and juveniles), early release for good behavior initiatives, work release programs, sentencing diversions and accelerated halfway house deployments are now strongly encouraged and seriously considered by legislative and judicial branches of government in many jurisdictions.  For between 10% to 15% of the traditional costs of incarceration or for roughly (1/3) one-third the variable costs (inmate daily food, laundry, uniforms, medical, guard overtime, etc.), our TrackerPAL™ monitoring and intervention center and patented TrackerPAL™ IIe devices can monitor offenders continuously, providing real-time location tracking, interactive voice access and intervention-based contact, thus reducing the potential for subsequent or repeat offenses (recidivism).

The ongoing budget crisis and the “Great Recession” have forced many jurisdictions to embrace or reconsider embracing “offender pay”, “parent pay” and/or “partial pay” programs, and in doing so, shifting the burden of the tracking and monitoring costs in whole or part to the offender directly, defraying the cost to the public.  We estimate that approximately 30% of our gross revenues (up from 20% in 2008) come from offender payments directly under court order and threat of re-incarceration for non-payment; the majority of these accounts remain in compliance because of the severe consequences of non-payment.  This aspect of our business is growing significantly and we expect that it will outpace traditional tax-payer obligated payment programs.

Strategically, and in continued support of ever-growing rehabilitation and re-socialization efforts, we embrace a broader services charter, necessary to support and encourage many evolving rehabilitation initiatives.  Our “C.A.R.E.” programs support Corrections and Accountability objectives in concert with Rehabilitation and Empowerment agendas.  Specifically, our technology facilitates a stringent protocol enforcement capability, incorporating restricted movement provisions, coupled with enablement of positive reinforcement communications, all in support of social worker interactions, ongoing ministry options and proactive access by authorized counselors and/or sponsors.  We believe that our programs are uniquely positioned to allow for regular, frequent, and positive interactions and daily affirmations with offenders, as they strive to again become responsible and contributing members of society, while living within the virtual “electronic fence” boundaries established through our proprietary technologies.  As it stands, according to the Bureau of Justice Statistics’ report on recidivism, 65% of offenders recommit a violation within three years of release and re-entry (recidivism), which we believe can be dramatically reduced through the utilization of monitoring services, intervention and interaction technologies.

Critically, we must focus on a reduction in recidivism and leveraging our technologies and services to provide frameworks and foundations for stopping repeat and new offenses of those offenders on our programs.  For example, according to the Bureau of Justice Statistics’ report on recidivism, of the 272,111 persons released from prisons in 15 states in 1994, an estimated 67.5% were rearrested for a felony or serious misdemeanor within 3 years, 46.9% were reconvicted, and 25.4% resentenced to prison for a new crime. Incredibly, after 15 years, the 272,111 offenders discharged in 1994 accounted for nearly 4,877,000 arrest charges over their recorded careers.  Society simply cannot sustain these financial costs or the victimization or re-victimization of the public, which is why our programs are strategically and tactically positioned to impact this number measurably.

As identified, the offender marketplace today provides significant opportunity for growth, as local agencies, county governments and state legislators are confronted with ever-growing offender populations, pre-trial overcrowding, resource limitations and economic crises.  Importantly, we are strategically positioned to capitalize on these public sector challenges. We offer offender service offerings and tools to provide enhanced effectiveness and coverage for agencies with reduced resources. This results in a force multiplier effect that allows smaller or understaffed agencies to grow while reducing the number of offenders using valuable resources. We are also attracting new customers to the industry, who historically have only leveraged now obsolete “home arrest” technologies, and are now seeking GPS tracking and fulltime monitoring alternatives.  Additionally, we are very encouraged by the interest and expansion of many rehabilitation initiatives, which will avail themselves of our program offerings in a mutual pursuit to reduce recidivism, encourage re-socialization and to facilitate the earlier release of qualified candidates.

During fiscal year 2009, in response to these evolving market factors, we restructured and right-sized our direct sales force throughout the United States, while embracing an expanded and growing distributorship model domestically and internationally.  We believe that this will help to ensure localized market knowledge, relationship leverage and enhanced ability to respond effectively to requests for sole-sourced and/or competitive proposals. This model has also allowed us to better focus on expanded market sectors, judicial branch contacts and legislature interfaces in ongoing efforts to work from both the bottom up at agencies, as well as from the top down in county and state governments, securing multi-level commitments to embed our programs into ongoing probation, parole and policing efforts.

We also hold a majority interest in two subsidiaries, which we believe will enable us to increase our revenues in target markets.  In addition, we extended the exercise period of our options to acquire the remaining shares of both entities into 2010.  Although acquisitions require the commitment of capital, both to consummate the acquisition as well as to integrate the acquired businesses, we believe that we will be able to integrate these entities and increase our revenues.  There can be no guarantee that revenues will increase as projected or anticipated.

The assimilation of these acquired entities is subject to uncertainties and risks.  There can be no assurance that we will successfully integrate these companies into our operations without incurring significant unanticipated costs or experiencing unexpected operational problems.  Some of the potential risks include:

•	Management of expanded inventory base
•	Control of operations that are more geographically diverse than our prior operations
•	Account collections of added customer accounts
•	The need to secure additional operating and working capital
•	The ability to reduce overhead costs and streamline operations
•	Potential conflicts arising from the distribution of products or services from providers who are or may our competitors
•	Availability of trained support personnel

In summary, during the fiscal year ended September 30, 2009, we were case managing and/or electronically monitoring approximately 14,000 offenders domestically, while also expanding our sales capabilities and initiatives internationally.  We have worked to build our domestic and international direct sales force, while solidifying distributors and local business partners opportunistically.  We have entered into monitoring agreements with approximately 450 law enforcement, judiciaries and bail bond agencies throughout the United States.  We continue to hold a majority interest in two related businesses to further our efforts to increase our revenues and market development and we now maintain 12 expanded distributorships. Although there can be no guarantee that we will be able to continue these efforts or be able to implement our business plan as anticipated, management believes that we are in a good position to move forward and to continue the growth of the business and to take advantage of the market opportunities open to us.

Our Strategy

Our strategy is to empower law enforcement, corrections and rehabilitation professionals with sole-sourced offender management solutions that integrate reliable interaction technologies in support of intervention and re-socialization initiatives.  We will grant offenders accountable opportunity, while providing for greater public safety at a lower cost to incarceration or other service offerings.

We will accomplish our strategy through the “value-driven”, yet profitable deployment of a portfolio of proprietary and non-proprietary GPS/RF and/or alcohol and/or drug tracking, real-time monitoring and intervention products and services to corrections, probation, law enforcement and rehabilitation personnel worldwide, all in support of offender reformation and re-socialization initiatives.

Our exclusive portfolio of products and services balance the need to dynamically track and monitor offenders with the opportunity to positively encourage and transform offenders, thus reducing recidivism rates through our proprietary C.A.R.E.™ (Correction, Accountability, Rehabilitation, Empowerment) programs and client-adapted initiatives.

We will continue to develop and deploy adaptive, cost-effective and interactive technology products and services, which meet the ever-changing needs of our clients, while providing value-driven and enhanced public safety.

Importantly, while there are no ongoing warranties of our business model and no assurances of our capabilities to continue to raise necessary expansion capital, we will endeavor to ensure our ongoing viability through diligent, margin-centric imperatives and operational efficiency gains through prioritized management initiatives.

Background

RemoteMDx was originally formed to manufacture and market medical diagnostic stains, solutions and related equipment.  Through the acquisition of SecureAlert, Inc. (“SecureAlert”) in July 2001, we expanded our product sales and monitoring services related to the Personal Emergency Response Systems (“PERS”).

In 2006, we developed the GPS tracking technology and monitoring business currently conducted by our subsidiary SecureAlert.  SecureAlert’s business involves manufacturing, distributing, and monitoring mobile emergency and interactive GPS tracking products, worn on the body, that focus on the defendant and offender tracking, monitoring and intervention marketplace.

To complement our own offerings and to drive additional means of capturing a growth position in the offender management market, in December of 2007, we acquired a majority interest in the Court Programs Inc. group of companies (“Court Programs”), headquartered in Gulfport, Mississippi and Midwest Monitoring and Surveillance, Inc. (“Midwest Monitoring”) which is based in Fairmont, Minnesota.  These acquisitions brought us solid business relationships with ongoing revenue streams, as well as the possibility of expanding SecureAlert’s presence into the existing accounts of the acquired companies.  Furthermore, they brought business processes and practices in the area of case management, offender pay programs and attendant services that could be leveraged and integrated into SecureAlert, which remains an ongoing initiative.

Marketing

The sales momentum which started with the release of TrackerPAL™ and the eArrest Beacon in 2008 continued in 2009.  As anticipated, the number of agencies facing budget constraints, while at the same time being required to take on increased case loads, grew.  These conflicting demands fueled the need of many agencies to look at GPS monitoring as a solution.

A particularly strong sector was juvenile corrections, including juvenile probation departments and juvenile detention centers.  It is widely recognized that incarcerating juveniles can start a life-long pattern of recidivism.  This is created by first time and minor crime offenders’ affiliation with more seasoned offenders who have the means and contacts to encourage and enable repeat crimes.  Those in charge of juvenile law enforcement and corrections recognize that in many cases, keeping youth at home and in school is a better option.  However, with reduced staff and increased case loads, probation officers and other support staff find it harder, if not impossible, to be effective.  Many are recognizing that the visibility that GPS monitoring provides can be a powerful solution.  Moreover, TrackerPAL’s unique two and three way on-device calling feature takes that visibility to the next level by enabling supervisory staff to communicate with the user wearing the device, any place, any time.  For many offenders, this feature is the only phone communication available to them, not being able to afford either land or cell phones and without the TrackerPAL™, officers would have far less contact with their offenders.  Also, the incarceration of juveniles costs considerably more than adult incarceration – exceeding $500 per day in some areas – so putting offenders on GPS monitoring instead of incarceration makes financial sense as well.  During the fiscal year ended September 30, 2009, we acquired several new juvenile corrections clients.

As critical as our Intervention Active Monitoring is for monitoring high risk and other offenders that require intensive monitoring, less intense monitoring levels may be more appropriate to address lower risk offenders and budget constraints.  To address this, we introduced two new service offerings.  These offerings, Passive Monitoring and Standard Active Monitoring, utilize the same TrackerPAL™ devices as the flagship Intervention Active Monitoring.  Intervention Monitoring utilizes our SecureAlert Monitoring Center to communicate with offenders and officers on a real-time basis when an offender has a violation such as entering an exclusion zone (a designated restricted area the offender is prohibited to enter under the terms of his sentence).  Like virtually all other active monitoring offerings, the Standard Active level still provides real-time communications to officers, but only through emails and texts.  No live operators call offenders or officers.  The Passive level captures locations and alarms on a real-time basis, and like other passive offerings, sends a report of them each night.  However, unlike competitors’ passive and basic active monitoring products which only post location traces every few hours, all of our monitoring options utilize the GPS technology in the TrackerPAL™ II device to continuously track offenders’ movements and post them real time for viewing anytime through the TrackerPAL™ II software.  The eArrest Beacon option is also available for all service levels.  In addition, unlike some competitive systems, no docking stations or landlines are required for any of the levels.  Conveniently, officers can transition offenders to different monitoring levels via the TrackerPAL™ software; no equipment change is required.  This is a huge advantage as it dramatically reduces the number of devices an agency has to keep on hand to be proficient.  Several existing as well as new customers have signed up for the new service offerings.

Fiscal year 2009 also saw many enhancements to our production and distribution capabilities.  In January 2009, we moved our final assembly and distribution activities to a 6,152 foot warehouse and distribution center.  The new facility allowed us to bring all device refurbishment activities in-house, saving not only time, but money in processing devices that come back for stock rotation or refurbishment.  The facility also positions us for the growth we have planned over the next several years.

We also moved our manufacturing from Canada to contract manufacturer, Inovar Inc. (“Inovar”), in Logan, Utah.  Inovar is a provider of quality electronic manufacturing services for the electronics, medical, military and aerospace industries.  In addition to facilitating design and testing collaboration with us due to its proximity, Inovar provides other value added services from which we will benefit.  Inovar’s services include materials procurement, printed circuit assembly, test and system build. This complete offering of services will enable us to receive high quality at reduced costs.  Inovar’s location near the campus of Utah State University also provides significant benefits.  Inovar’s relationship with the University provides it with a steady stream of labor, as well as access to one of the most respected engineering schools in the world.  Inovar is ISO 9001:2000 and ISO 13485:2003 certified.

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

During the fiscal year ended September 30, 2009, we spent $1,777,873 on research and development, compared to research and development expenditures of $4,811,128 in the fiscal year ended September 30, 2008.  These costs of $1,777,873 were to further develop our TrackerPAL™ portfolio of products.

Monitoring Center

As we developed prior product lines, we simultaneously worked to create the SecureAlert Monitoring Center. In contrast to a typical monitoring center, our Monitoring Center is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology.  This capability is referred to as telematic.  The operator’s computer screen can identify the caller as well as locate, in real time, the caller’s precise location on a detailed map.  We believe the monitoring center is the cornerstone of our business.  An operator goes through extensive training to insure professional service is provided to the supervising parole officer and individuals wearing the TrackerPAL™.

In order to prepare for an increase in the number of TrackerPAL™ devices to be monitored, we are continuing to build up the Monitoring Center to effectively manage these devices.  To increase the efficiencies in the Monitoring Center, we are developing software to further expand service automation in the processing of alarms and operational events resulting in increased operator efficiency and ability to manage more devices. The automation of alarms includes pre-recorded responses to inform the offender of the alarm and to resolve the issue.  If the issue is not timely resolved, an operator will become involved and take the additional necessary actions according to protocols set up by the customer.  We anticipate one operator will be able to manage over 230 active devices after the software is fully developed.

Strategic Relationships

We believe one of our strengths is the high quality of our strategic alliances.  Our two primary alliances are described below.

Inovar, Inc.

Inovar, located in Logan Utah, is a leading contract electronics manufacturer dedicated to providing flexible solutions to OEMs (original equipment manufacturers) in the fastest growing segments of the electronics, medical, and aerospace industries and the military.  We are ISO 9001-:2000 and ISO 13485:2003 certified to provide the most comprehensive and value-added services to our customers. Inovar currently manufactures our TrackerPAL™ product.

euromicron AG

euromicron AG is an all-round solution provider for communications, data and security networks. Its network infrastructures integrate voice, video and data transport wirelessly, via copper cable and by means of fiber-optic technologies. euromicron builds its leading applications, such as e-health, security, control or surveillance systems, on the basis of these network infrastructures.  Founded on its expertise as a developer and producer of fiber-optic components, euromicron AG is a strongly growing, profitable group that is listed on the XETRA and Frankfurt, Germany (FRA) stock markets and focuses on operational growth, integration and further market penetration, internationalization and expansion.

Puracom, Inc.

Puracom, Inc. (“Puracom”) is a Canadian firm that specializes in hardware and software development in the areas of GPS, GSM and GPRS. It is the preferred distributor of GPS chip sets manufactured by Motorola and is recognized for its rapid development cycles and expertise in both the cellular and GPS areas.  Puracom performs research and development for us on a contract basis.

Competition

In fiscal year 2009, we encountered various levels of GPS, house arrest and case management competition from the following traditional and evolving competitors:
•	Pro Tech Monitoring Inc., Odessa, FL – This company has satellite tracking software technology that operates in conjunction with GPS and wireless communication networks.
•	iSECUREtrac Corp., Omaha, NE – This company supplies electronic monitoring equipment for tracking and monitoring persons on pretrial release, probation, parole, or work release.
•	Sentinel Offender Services, LLC, Augusta GA – This company supplies monitoring and supervision solutions for the offender population.
•	Omnilink Systems, Inc., Alpharetta, GA – This company provides a one-piece device combined with GPS and Sprint cellular networks to electronically track an individual.
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

We also face competition from small and regional companies that provide electronic monitoring technology along with localized case management and/or monitoring services.  Some of these entities utilize less well-known technologies or are resellers of the above competitors’ products.  We observed an increase in these types of businesses in 2009.  We do not believe there is reliable publicly available information to indicate our relative market share or that of our competitors.

Dependence on Major Customers

No customer represented more than 10% of our total revenues for the fiscal year ended September 30, 2009.  One non-repeat customer represented 16% of our total revenues for the fiscal year ended September 30, 2008.

Dependence on Major Suppliers

We purchase cellular services from a variety of providers.  The cost to us for these services during the fiscal years ended September 30, 2009 and 2008 was approximately $2,422,541 and $2,939,790, respectively. We reduced cellular costs while increasing revenues from monitoring services we successfully negotiated new and existing contracts.

During the fiscal year ended September 30, 2009, we switched manufacturing of the TrackerPAL™ devices from Dynamic Source Manufacturing to Inovar.  The change in manufacturers was made to increase the reliability of the TrackerPAL™ and reduce our cost per device.  Should the relationship with Inovar cease, we would need to find another vendor to manufacture the device which could limit the ability to lease additional monitoring equipment.

Product Returns

During the fiscal year ended September 30, 2009, we replaced the majority of TrackerPAL™ I devices with our next generation TrackerPAL™ II device to remedy problems incurred with the first generation product. These problems included:

•	low battery and charger life and functionality
•	weak GPS signal strength
•	water ingression; and
•	scratching and other aesthetic damage when the device was removed from an offender.

Subsequent to September 30, 2009, we began manufacturing an improved TrackerPAL™ device dubbed the “TrackerPAL™ IIe” (for “enhanced”) to further improve the performance and functionality of the product.  We achieved significant improvement in GPS signal strength by incorporating the latest available GPS technology into the enhanced device.  Additionally, the battery life has improved, realizing over 30 hours of life on a single two hour daily charge.

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

The following table summarizes our trademark registrations and applications:

Mark	Application Number	Registration Number	Status/Next Action

MOBILE911	75/615,118	2,437,673	Registered

MOBILE911 SIREN WITH 2-WAY VOICE COMMUNICATION & DESIGN	76/013,886	2,595,328	Registered

WHEN EVERY SECOND MATTERS	76/319,759	2,582,183	Registered

MOBILEPAL	78/514,031	3,035,577	Registered

HOMEPAL	78/514,093	3,041,055	Registered

PAL SERVICES	78/514,514	3,100,192	Registered

REMOTEMDX	78/561,796	pending	Allowed-Awaiting Statement of Use

TRACKERPAL™	78/843,035	3,345,878	Registered

MOBILE911	78/851,384	3,212,937	Registered

TRACKERPAL™	CA 1,315,487	pending	Pending

TRACKERPAL™	MX 805,365	960954	Registered

Patents. We have five patents in the United States and one patent in China.  In addition, we have seven patents pending in the United States and ten pending internationally. The following tables contain information regarding our patents and patent applications; there can be no assurance given that the applications will be granted or that they will, if granted, contain all of the claims currently included.

Domestic Patents:
Patent Title	Application/Patent Number	Filing/Issue Dates	Status

Remote Tracking and Communication Device	7,330,122	2/12/08	Issued

Remotely Controllable Thermostat	6,260,765	7/17/01	Issued

Interference Structure for Emergency Response System Wristwatch	6,366,538	4/2/02	Issued

Multiple Emergency Response Services Combination Emergency Phone and Personal Audio Device	6,285,867	9/4/01	Issued

Remote Tracking System and Device with Variable Sampling	11/486,991	6/9/09	Issued

Alarm and Alarm Management System for Remote Tracking Devices	11/489,992	7/14/06	Pending

A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between Device and a Monitoring Center	11/486,989	7/14/06	Pending

A Remote Tracking System with a Dedicated Monitoring Center	11/486,976	7/14/06	Pending

Methods for Establishing Emergency Communications Between a Communications Device and a Response Center	11/830,398	7/30/07	Pending

Remote Tracking and Communications Device	12/028,088	2/8/08	Pending

A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	US 61/034,720	3/7/08	Pending

Beacon	12/394.151	9/2009	Pending

International Patents:
Patent Title	Application/Patent Number	Filing/Issue Dates	Status

Emergency Phone with Single-Button Activation	ZL 01807350.6	10/5/05	Issued

Remote Tracking and Communication Device	Brazil PI0614742.9	8/4/06	Pending

Remote Tracking and Communication Device	Canada 2617923	8/4/06	Pending

Remote Tracking and Communication Device	Europe 06836098.1	8/4/06	Pending

Remote Tracking and Communication Device	Mexico a/2008/001932	8/4/06	Pending

Emergency Phone with Single-Button Activation	EP 01924386.4	3/28/01	Pending

Emergency Phone with Single-Button Activation	JP 2001-571568	3/28/01	Pending

Alarm and Alarm Management System for Remote Tracking Devices	PCT/US2007/072736	7/3/07	Pending

A Remote Tracking Device and a System and Method for Two-Way Communication Between the Device and a Monitoring Center	PCT/US2007/072740	7/3/07	Pending

A Remote Tracking System with a Dedicated Monitoring Center	PCT/US2007/072743	7/3/07	Pending

Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	PCT/US2007/072746	7/3/07	Pending

During the year ended September 30, 2008, we reacquired Patent Number 6,366,538 which was previously sold in exchange for Patent Number 7,092,695 and Patent Number 7,251,471.  Patent Number 6,226,510 and Patent Number 6,044,257 were originally sold subject to terminal disclaimers requiring common ownership with patents owned (Patent Number 7,092,695 and Patent Number 7,251,471) by RemoteMDx but not assigned to purchaser.  A terminal disclaimer is used to link two patents filed by the same inventors and claiming the same invention.  In order to get the additional patent rights desired by the purchaser, the two patents are linked using a terminal disclaimer that specifies that they have the same term and must be commonly assigned.

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

Seasonality

Given the continued and steady increase in revenues throughout 2009, no apparent seasonality, if it existed, could be detected.  However, as in previous years, incremental deployment opportunities were found to be slower in the months of July and August. This was due to the unavailability of many judges, probation directors and other key parole officials, who observe a traditional vacation season.

Backlog

With the transformation of our supply chain operations and manufacturing capabilities during July through December 2009, the commercial availability of our newly modified and enhanced TrackerPAL™ IIe devices (now manufactured in the United States) created an intermittent backlog of units.  Monthly backlogs for organic growth and new account implementation have averaged 150 devices from July through December 2009 as we have implemented and improved our internal repair and refurbishment capabilities in conjunction with our new world-class manufacturing partner and production capabilities at Inovar.

We view backlogs as undesirable, as they impair deployments, which necessarily reduces revenue.  We continue to work on mitigating backlogs, maximizing demand fulfillment, and capitalizing on all available opportunities to secure recurring revenue streams.  In a significant development after September 30, 2009, we authorized the initial manufacture of our first 3,000 TrackerPAL™ IIe units, which we began delivering in mid-December 2009 and expect to continue to deliver over the next few months. We will use these units to replace any remaining TrackerPAL™ I units, as well as to support growth in existing accounts and in support of new domestic and international opportunities.

Environment

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

As of December 11, 2009, we had 170 full time employees and 35 part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and management believes that the relations with employees are good.

Additional Available Information

We maintain our principal executive offices and facilities at 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.  Our telephone number is (801) 451-6141. We maintain a World Wide Web site at www.remotemdx.com.  Reference to our website is not intended to incorporate information on our web site as part of this report on Form 10-K. We make available, free of charge at our corporate web site, copies of our annual reports filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors upon request.

All reports filed by RemoteMDx with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

Item 1A.    Risk Factors

We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time. We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statement. If any of these risks, or combination of risks, actually occurs, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

The financial statements contained in this annual report on Form 10-K for the fiscal year ended September 30, 2009 have been prepared on the basis that we will continue as a going concern, notwithstanding the fact that our financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance we will ever be profitable. In fiscal year 2009, we incurred a net loss of $23,081,500, negative cash flows from operating activities of $8,521,326, and as of September 30, 2009 have an accumulated deficit of $205,765,496.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the number of TrackerPAL™ devices in the market place from which we will generate monitoring service revenue.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay indebtedness.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of our products and will likely cease operations.

We have a history of losses and anticipate significant future losses and may be unable to project our revenues and expenses accurately. We will incur significant expenses associated with the development and deployment of our new products and promoting our brand. We intend to enter into additional arrangements through current and future strategic alliances that may require us to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations.  We may also be required to offer promotional packages of hardware and software to end-users at subsidized prices in order to promote our brand, products and services. These guaranteed payments, promotions and other arrangements will result in significant expense. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase profitability in the future.  In addition, because of our limited operating history in our newly targeted markets, we may be unable to project revenues or expenses with any degree of certainty. Management expects expenses to increase significantly in the future as we continue to incur significant sales and marketing, product development and administrative expenses.  We cannot guarantee that we will be able to generate sufficient revenues to offset operating expenses or the costs of the promotional packages or subsidies described above, or that we will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.

General economic conditions may affect our revenue and harm our business.  As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and services, adversely affecting our results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products or services they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

As a result of our increased focus on a new business market, our business is subject to many of the risks of a new or start-up venture. The change in 2009 of our business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development.  If we are to be successful in this new business direction, it must accomplish the following, among other things:

•	Develop and introduce functional and attractive product and service offerings
•	Increase awareness of our brand and develop consumer loyalty
•	Respond to competitive and technological developments
•	Increase gross profit margins
•	Build an operational structure to support our business, and
•	Attract, retain and motivate qualified personnel

If we fail to achieve these goals, that failure would have a material adverse effect on our business, prospects, financial condition and operating results.  Because the market for our product and service offerings is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any.  There is no assurance that a market for these products or services will ever develop or that demand for our products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

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

There is no certainty that the market will accept our products and services.  Our targeted markets may never accept our products or services.  Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that those products are a preferable alternative to currently available methods of tracking.  In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside our control.  No assurance can be given that key decision-makers will accept our new products, which could have a material adverse effect on our business, financial condition and results of operations.

Our relationship with certain of our stockholders presents potential conflicts of interest, which may result in decisions that favor them over our other shareholders.  Our principal beneficial owner and founder, David Derrick, provides management and/or financial services and assistance to us.  When his personal investment interests diverge from our interests, he and his affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these stockholders and their affiliated entities.

We rely on significant suppliers for key products and cellular access.  If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which would reduce revenues and could adversely affect results of operations or financial condition.  We have entered into an agreement with a national cellular access company for cellular services. We also rely currently on a single manufacturer for the manufacture of our TrackerPAL™ devices.  If any of these significant suppliers were to cease providing product or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

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

We face intense competition, including competition from entities that are more established and may have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.  Our current and expected markets are rapidly changing.  Existing products and services and emerging products and services will compete directly with the products we are seeking to develop and market.  Our technology will compete directly with other technology, and, although we believe our technology has or will have advantages over these competing systems, there can be no assurance that our technology will have advantages that are significant enough to cause users to adopt its use.  Competition is expected to increase.  Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field.  Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our planned products.  We face competition based on product efficacy, availability of supply, marketing and sales capability, price and patent position.  There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

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

Our business plan anticipates significant growth through monitoring revenues and acquisitions. To manage the expected growth we will require capital and there is no assurance it will be successful in obtaining necessary additional funding.  If we are successful in implementing our business plan, we may be required to raise additional capital to manage anticipated growth.  Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities the success of our development efforts, the cost and timing of establishing or expanding our revenues, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to stockholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

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

We have had and will continue to have significant capital needs and there is no assurance we will be successful in obtaining necessary additional funding. Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the success of our development efforts, the cost and timing of establishing or expanding our sales, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to stockholders (including the purchasers of the shares), and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

Penny stock regulations may impose certain restrictions on marketability of our securities. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers, and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

 Our management is aware of the abuses that have occurred historically in the penny stock market.

Our board of directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval.  Our Articles of Incorporation authorize us to issue up to 20,000,000 shares of preferred stock, at par value $0.0001. The board of directors is authorized to determine the rights and preferences of any series or class of preferred stock. The board of directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the common stock and may adversely affect the voting power of holders of common stock and reduce the likelihood that common stockholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.

Subsequent to the year ended September 30, 2009, the board of directors designated 50,000 shares of preferred stock as our Series D Preferred stock.  Each share of Series D Preferred stock is convertible into 6,000 shares of common stock.  Holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  In addition, on the issues of an increase in the number of shares of common stock the Company is authorized to issue and on the proposal of a reduction in the number of issued and outstanding shares (a reverse split) of the Company’s common stock, holders of the Series D Preferred stock may vote as a class holding the equivalent of 60 percent of the issued and outstanding shares of the common stock, regardless of the number of shares then outstanding.  As of the date of this report, there were 25,186 shares of Series D Preferred stock outstanding.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining stockholders.

Item 2.    Properties

Our headquarters and monitoring facility are housed in 8,106 square feet of space located at 150 West Civic Center Drive, Sandy, Utah.  Monthly lease payments are approximately $16,200. This lease expires on November 30, 2013.  In addition, we signed an additional lease to provide 6,152 square feet of warehousing and pallet shipping functions and capabilities in a facility located at 9716 South 500 West, Sandy, Utah 84070.  Monthly lease payments are approximately $5,300.  Management believes that these facilities are sufficient to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert: A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company answered the complaint, denying Plaintiffs’ allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. On February 17, 2009 the United States Patent and Trademark Office ("USPTO") granted a request for reexamination of the '909 Patent.  The USPTO is now in the process of reexamining the claims of the '909 Patent. Briefs have been submitted on the issue of claim construction, and the case is currently in discovery. The Markman hearing is scheduled for May of 2011, and trial is set for late 2011. We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC):  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device and method for processing data from the device ("'122 patent"), in which the Company holds all rights and interests.  STOP moved to dismiss the original complaint and also filed an answer and counterclaim.  The motion to dismiss was granted with leave to amend.  The Company filed an amended complaint on August 5, 2008.  The amended complaint seeks damages for infringement according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP's counterclaim is for declaratory relief, seeking a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid. The Company filed an answer to the counterclaim. STOP subsequently filed a motion for summary judgment of non-infringement, which was denied.  STOP’s subsequent motion for reconsideration was also denied.  The parties are currently working on claim construction and discovery issues.  The Markman hearing is currently set for March of 2010.  No trial date has yet been set.  The Company intends to vigorously prosecute its claims and defend against the counterclaim.

Frederico and Erica Castellanos, v. Volu-Sol, Inc.  On August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County.  The complaint names twenty-four defendants and one hundred unnamed Doe defendants.  The complaint asserts claims for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, breach of implied warranties, and loss of consortium based on Mr. Castellanos' alleged exposure to certain chemicals during the course of his employment.  One of the original named defendants was Logos Scientific, Inc.  On September 4, 2008, Plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1.  “Volu-Sol, Inc.” was the original corporate name of RemoteMDx, Inc.  We intend to vigorously defend against Castellanos’ claims.  We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

SecureAlert, v. David Ezell, et al.  We have filed a claim against David Ezell and several related entities for breach of contract, unjust enrichment, conversion, and punitive damages, and seek approximately $290,810 in damages, as well as other amounts to be proven at trial.  The case is in the discovery stage.  After consultation with legal counsel, we have not accrued for any potential recovery or any material loss associated with this claim.

Informal Inquiry.  As voluntarily disclosed in our prior reports filed with the SEC commencing with our quarterly report for the fiscal quarter ended March 31, 2008, we were advised by letter from the SEC, Salt Lake District Office in March 2008, that the SEC had begun an informal inquiry regarding us.  The SEC has advised us in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  There were no material developments in this matter during the fiscal year ended September 30, 2009.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fiscal quarter ended September 30, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “RMDX.OB.”

The following table sets forth the range of high and low bid prices of our common stock as reported on the OTC Bulletin Board for the periods indicated.  The sales information is available online at http://otcbb.com.

	High	Low
Fiscal Year Ended September 30, 2008
First Quarter	$4.22	$2.72
Second Quarter	$4.09	$1.00
Third Quarter	$1.84	$1.47
Fourth Quarter	$1.52	$1.11

Fiscal Year Ended September 30, 2009
First Quarter	$1.20	$0.18
Second Quarter	$0.27	$0.10
Third Quarter	$0.26	$0.14
Fourth Quarter	$0.20	$0.11

Holders

As of December 23, 2009, there were approximately 3,500 holders of record of our common stock and 211,765,988 shares of common stock outstanding. We also have granted options and warrants for the purchase of approximately 25,248,165 shares of common stock.  As discussed elsewhere in this report, we may be required to issue additional shares of common stock or preferred stock to pay accrued dividends, or to comply with anti-dilution adjustments to the conversion rights of former preferred stockholders.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  To date all shares of preferred stock have converted into shares of common stock and all dividends have been paid by issuance of preferred stock.  During the fiscal years ended September 30, 2009 and 2008, we recorded $175 and $345,356 in stock dividends, respectively.

Dilution

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Authorized Capital to be Increased

As of September 30, 2009, we were authorized to issue 250,000,000 shares of common stock.  We intend to seek stockholder approval by written consent of the holders of a majority of the issued and outstanding shares of our common stock to increase the authorized shares from 250,000,000 to 600,000,000.  If consent is obtained, we will file Amended Articles of Incorporation to effect the increase in the number of authorized shares as soon as reasonably practical.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2009, our most recently completed fiscal year, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.  No equity securities have been authorized for issuance under plans that were not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	10,000,000	$1.06	7,487,286

The 2006 RemoteMDx, Inc. Stock Incentive Plan

On July 10, 2006, the board of directors approved the 2006 RemoteMDx, Inc Stock Incentive Plan (“2006 Plan”). The stockholders approved the 2006 Plan on July 10, 2006. Under the 2006 Plan, we may issue stock options, stock appreciation rights, restricted stock awards and other incentives to our employees, officers and directors. The 2006 Plan provides for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the fiscal years ended September 30, 2009 and 2008, 1,517,714 and 1,725,000 options were granted under this plan to employees, respectively.

Recent Sales of Unregistered Securities

During the two years ended September 30, 2009, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Fiscal Year 2008

Shares Issued Pursuant to Acquisitions

650,000 shares valued at $2,599,500 were issued in December 2007 pursuant to acquisitions.  The recipients of these shares represented in the original acquisition agreements that they were accredited investors as defined in Rule 501 under the Securities Act.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D and Rule 506.  There were no non-accredited investors involved in this transaction.

Shares Issued in Connection with Line of Credit Agreement

360,000 shares were issued in March 2008 to certain entities who provided letters of credit in connection with our line of credit with Citizen National Bank. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The entities and their respective owners, officers and directors were accredited investors. There were no non-accredited investors involved in this issuance of shares.

Shares Issued to Employees, Consultants and Vendors for Products and Services

6,710,000 shares valued at $10,552,300 were approved for issuance to certain of our employees and officers for services rendered during fiscal year 2008.  Additionally, 1,000,000 shares of restricted common stock valued at $1,520,000, or $1.52 per share were issued to an officer for deferred compensation.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of these shares were officers or employees at the time of the issuance and each was an accredited investor.

400,000 shares valued at $704,000 were issued in May 2008 to an independent consultant for consulting services.  These consulting services consisted of aiding in the settlement of a vendor dispute.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

1,025,000 shares valued at $3,068,285 were issued during fiscal year 2008 to seven unaffiliated entities for product design services.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

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

Shares Issued Upon the Conversion of Preferred Stock

15,000 shares of common stock were issued upon conversion of our Series B Preferred stock in October 2007.  Each share of Series B Preferred stock is convertible at any time into shares of common stock.  The number of shares of common stock into which each share of Series B Preferred stock was converted was determined by dividing the original purchase price paid per share of Series B Preferred stock, namely $3.00, by the conversion price.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common shares were accredited investors and were already security holders.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuances, and no cash consideration was paid in connection with the conversion of the preferred stock.

Shares Issued Upon the Conversion of SecureAlert Series A Preferred Stock

7,434,249 shares of common stock were issued upon redemption of SecureAlert Series A Preferred stock in March 2008. In addition, 825,893 shares of common stock were issued for SecureAlert Series A Preferred stock dividends.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares of common stock were issued to individuals who were already security holders and were issued pursuant to the terms of the rights and preferences of the preferred class of securities being converted.  These shares were issued pursuant to a privately negotiated transaction.  There was no public offering of securities, and no general solicitation or general advertising was made or done in connection with the issuances.  No cash consideration was paid in connection with the conversion of the preferred stock.

 Shares Issued on Revalue Rights

100,000 shares of common stock were issued as a penalty to Borinquen Container Corp. (“Borinquen”) for our failure to register shares Borinquen purchased in a private placement. These shares of common stock were issued without registration under the Securities Act in reliance on Section 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Borinquen represented that it was an accredited investor; in addition, Borinquen already owned shares of our common stock at the time of this transaction.

Shares Issued in Private Placements

In March and September 2008, 6,077,219 shares were issued to Futuristic, Advance Technology Investors, LLC, and Borinquen for gross proceeds of $5,057,914 in cash in a private placement of common stock. The initial issuance of the shares of common stock and the warrants were effected without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  Each investor signed a purchase agreement in which the investor made representations that included being an accredited investor, and purchasing for the investor’s own account and not with a view to distribute the shares.  There was no public offering of securities.  No general solicitation or general advertising was made or done in connection with the issuance, and the shares and warrants were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

Shares Issued Upon Exercise of Warrants

3,618,814 shares were issued upon the exercise of options and warrants between October 2007 and September 2008.  The exercise prices ranged from $0.54 to $1.73 per share.  The warrants had been granted in connection with services rendered.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Fiscal Year 2009

Shares Issued Pursuant to Acquisitions

2,857,286 shares valued at $657,176 were issued in January 2009 pursuant to an acquisition of Bishop Rock Software.  The recipients of these shares represented in the original acquisition agreements that they were accredited investors as defined in Rule 501 under the Securities Act.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D and Rule 506.  There were no non-accredited investors involved in this issuance.

150,000 shares valued at $19,500 were issued in March 2009 pursuant to an agreement to extend an option to purchase the remaining 49% ownership of Midwest Monitoring.

Shares Issued in Connection with Debt

100,000 shares were issued in November 2008 to a related-party for entering into a promissory note with us. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The entities and their respective owners, officers and directors were accredited investors. There were no non-accredited investors involved in this issuance of shares.

4,506,750 shares were issued during the fiscal year ended September 30, 2009 to 13 entities in connection with the issuance of Series A 15% debentures for cash proceeds of $4,496,750. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The entities and their respective owners, officers and directors were accredited investors. There were no non-accredited investors involved in this issuance of shares.

3,549,630 shares were issued in March 2009 to six entities in connection with the issuance of Senior Secured Convertible notes. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The entities and their respective owners, officers and directors were accredited investors. There were no non-accredited investors involved in this issuance of shares.

8,000,000 shares were issued in July 2009 for additional consideration to enter into a promissory note and to resolve prior investments. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The entities and their respective owners, officers and directors were accredited investors. There were no non-accredited investors involved in this issuance of shares.

9,796,636 shares were issued in January 2009 for additional consideration to enter into a debenture and to resolve prior investments. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The entities and their respective owners, officers and directors were accredited investors. There were no non-accredited investors involved in this issuance of shares.

Shares Issued to Employees, Directors, and Consultants

737,500 shares valued at $169,625 were issued to our employees and officers as consideration for services rendered to us during fiscal year 2009.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

400,000 shares valued at $120,000 were issued in March and August 2009 to directors from the conversion of fees for services provided to us.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

2,875,000 shares valued at $639,250 were throughout the fiscal year to four unaffiliated entities for legal and consulting services.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Shares Issued to Settled Lawsuits and Obligations

1,200,000 shares valued at $240,000 were issued in February 2009 to Strategic Growth International (“SGI”) to settle amounts owed due to a public relations contract. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction in settlement of amounts owed or that may be owed as royalty payments, and there was no public offering of securities.  SGI is an accredited investor.  No general solicitation or general advertising was made or done in connection with the issuance of the shares.

2,000,000 shares valued at $240,000 were issued in March 2009 to Thomas Natale, Edward Boling, and Boling Enterprises, LP (“Boling”) to settle amounts owed due to an unresolved disputed debt. Natale and Boling were former officers of SecureAlert.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction in settlement of amounts owed or that may be owed as royalty payments, and there was no public offering of securities.  Boling is an accredited investor.  No general solicitation or general advertising was made or done in connection with the issuance of the shares.

2,200,000 shares valued at $550,000 were issued in May 2009 to Fulbright and Jaworski, LLP (“Fulbright”) to settle amounts owed for legal services. These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  These shares were issued pursuant to a privately negotiated transaction in settlement of amounts owed or that may be owed as royalty payments, and there was no public offering of securities.  Fulbright is an accredited investor.  No general solicitation or general advertising was made or done in connection with the issuance of the shares.

Shares Issued Upon the Conversion of Preferred Stock

10,999 shares of common stock were issued upon conversion of our Series B Preferred stock in February 2009.  Each share of Series B Preferred stock was convertible at any time into shares of common stock.  The number of shares of common stock into which each share of Series B Preferred stock was converted was determined by dividing the original purchase price paid per share of Series B Preferred stock, namely $3.00, by the conversion price.  These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common shares were accredited investors and were already our security holders.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuances, and no cash consideration was paid in connection with the conversion of the preferred stock.

9,306 shares of common stock were issued upon conversion of 19 shares of our Series A Preferred stock in February 2009.  Each share of Series A Preferred stock is convertible at any time into shares of common stock.  One share of Series A Preferred stock may convert into 370 shares of common stock. These shares of common stock were issued without registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The recipients of the common shares were accredited investors and were already our security holders.  The common shares were issued pursuant to the terms of the rights and preferences of the preferred class of securities that were converted, and there was no public offering of securities.  Additionally, no general solicitation or general advertising was made or done in connection with the issuances, and no cash consideration was paid in connection with the conversion of the preferred stock.

Shares Issued in Private Placements

In December 2008, March 2009, and May 2009, 17,850,000 shares were issued to Solomon Tennenhaus, Kofler Ventures, and euromicron AG investors for $3,250,000 in cash in a private placement of common stock. The initial issuance of the shares of common stock and the warrants were effected without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  Each investor signed a purchase agreement in which the investor made representations to us that included being an accredited investor, and purchasing for the investor’s own account and not with a view to distribute the shares.  There was no public offering of securities.  No general solicitation or general advertising was made or done in connection with the issuance, and the shares and warrants were issued in paper certificate form, with appropriate restrictive legends prominently affixed on the certificates.

During the fiscal year ended September 30, 2009, we also cancelled 1,758,379 shares of common stock previously issued in prior years.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand RemoteMDx, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2009 and 2008 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

•	Overview - a general description of our business and the markets in which we operate; our objectives; our areas of focus; and challenges and risks of our business.

•	Recent Developments – a brief description of business developments occurring after the fiscal year ended September 30, 2009 and prior to the filing of this Report.

•	Results of Operations - an analysis of our consolidated results of operations for the last two fiscal years presented in our consolidated financial statements.

•
Liquidity and Capital Resources - an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; an overview of financial position; and the impact of inflation and changing prices.

•	Critical Accounting Policies - a discussion of accounting policies that require critical judgments and estimates.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.

Overview

RemoteMDx and subsidiaries market and deploy offender management programs, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the market leader for delivering offender management solutions that integrate interaction technologies.  We believe that we currently deliver the only offender management technology which integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single device, deployable on offenders worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison,” while providing for greater public safety at a lower cost to incarceration or traditional resource-intensive alternatives.

TrackerPAL™ II and TrackerPAL™ IIe (“enhanced”), now manufactured in the USA – The TrackerPAL™ portfolio of products, e-Arrest Beacons and monitoring services are designed to create “Jails without Walls,” customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, juvenile offenders, etc.).  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  TrackerPAL™ IIe is designed for federal, state and local agencies to provide location tracking of select individuals in the criminal justice system.  The TrackerPAL™ IIe device fastens to the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can only be adjusted or removed without detection by a supervising officer through services provided by our SecureAlert Monitoring Center (or other monitoring centers).  This monitoring and intervention center acts as an important link between the offender and the supervising officer as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  An intelligent device with integrated computer circuitry and constructed from case-hardened plastics, the TrackerPAL™ IIe unit promptly notifies the monitoring center if any attempt is made to breach protocols or to remove or otherwise tamper with the device or optical strap housing.

Recent Developments

Subsequent to the fiscal year ended September 30, 2009, we entered into several material transactions that are not reflected in the results of operations for fiscal year 2009, as follows:

•
In October 2009, we issued 1,400,000 shares of common stock to several former holders of SecureAlert Series A Preferred to settle a dispute and an outstanding liability in connection with contingency payments due to the holders.

•
On November 2, 2009, our board of directors designated 50,000 shares of authorized but previously undesignated and unissued preferred stock as Series D Convertible Preferred stock.  The shares accrue dividends at a rate of 8% per annum and may be paid in cash or additional shares of Series D Preferred stock. Subsequent to September 30, 2009, we issued 15,986 shares of Series D Convertible Preferred stock upon the conversion of $15,723,204 in debt, accrued liabilities and interest and an additional 12,200 shares from securities purchase agreements totaling $6,100,000 of which $4,600,000 has been received in cash as of the date of this Report, resulting in a total of 28,186 shares of Series D Preferred stock.

Results of Operations

Fiscal Year 2009 compared to Fiscal Year 2008

[Note: during the fiscal year ended September 30, 2008, we divested our subsidiary ActiveCare. As a result, we now operate in one segment.  Unless otherwise indicated, the results of operations for all periods in this Report have been adjusted to reflect continuing operations only.  See Note (2) – Discontinued Operations in our Consolidated Financial Statements included in this Report.]
Revenues

During the fiscal year ended September 30, 2009, we had net revenues of $12,625,908 compared to net revenues of $12,403,677 for the fiscal year ended September 30, 2008, an increase of $222,231 (2%).  Revenues from monitoring services for the fiscal year ended September 30, 2009 totaled $12,055,159, compared to $9,826,077 for the same period ended 2008, resulting in an increase of $2,229,082 (23%). Revenues from product sales for the fiscal year ended September 30, 2009 were $570,749, compared to $2,577,600 for the same period ended 2008, resulting in a decrease of $2,006,851.  This decrease of $2,006,851 is primarily due to a shift in focus to leasing monitoring equipment instead of device sales.

During the fiscal year ended September 30, 2009, our SecureAlert subsidiary provided net revenues of $5,322,191 compared to net revenues of $7,333,659 during the fiscal year ended September 30, 2008, a decrease of $2,011,468 (27%).  Revenues from monitoring services for the fiscal year ended September 30, 2009 were $5,131,655, compared to $5,033,659 for the prior year, resulting in an increase of $97,996 (2%). Revenues from product sales for the fiscal year ended September 30, 2009 were $190,536, compared to $2,300,000 for the fiscal year 2008, resulting in a decrease of $2,109,464.  This decrease of $2,109,464 is primarily due to our focus on leasing monitoring equipment instead of device sales.

During the fiscal year ended September 30, 2009, our Midwest Monitoring subsidiary provided net revenues of $4,213,972 compared to net revenues of $2,799,914 during the fiscal year ended September 30, 2008, an increase of $1,414,058 (51%).  This increase is related to revenues in the amount of $514,744 that Midwest Monitoring recognized during the period from October 1, 2007 through November 30, 2007 that we were not required to consolidate.  The remaining increase of $899,314 is related to an increase of $86,288 in device sales and $813,026 of monitoring services.

During the fiscal year ended September 30, 2009, our Court Programs subsidiary provided net revenues of $3,086,335 compared to net revenues of $2,270,104 during the fiscal year ended September 30, 2008, an increase of $816,231 (36%).  This increase is related to revenues in the amount of $540,935 that Court Programs recognized during the period from October 1, 2007 through November 30, 2007 that we were not required to consolidate.  The remaining increase is related to an increase of $275,296 in monitoring services.

On January 14, 2009, we purchased Bishop Rock Software.  During the fiscal year ended September 30, 2009, Bishop Rock Software had $3,410 of revenue.

Cost of Revenues

During the fiscal year ended September 30, 2009, cost of revenues totaled $10,138,613, compared to cost of revenues during the fiscal year ended September 30, 2008 of $13,108,990, a decrease of $2,970,377 (23%).  The decrease in cost of revenues resulted primarily from reduced communication and direct labor cost initiatives, device cost of goods and software enhancements, offset by a minor increase in equipment amortization.

Communication costs, $2,422,541 for the fiscal year ended September 30, 2009, primarily refers to the costs associated with Subscriber Identity Modules (“SIM”).  Embedded in each TrackerPAL™ device is a SIM, which enables the device to transfer voice and data information to a monitoring center.  We incur a monthly charge for each SIM, regardless of whether or not the associated device generates revenue because the SIM cards are ordered and inserted into devices before the devices are sold or leased.

Amortization, $1,300,783 for the fiscal year ended September 30, 2009, is based on a three-year useful life for TrackerPAL™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) further attempts to lower communication costs, and (b) further development of our proprietary software enabling each operator to monitor more devices resulting in lower monitoring center costs.

SecureAlert’s cost of revenues totaled $5,583,841 (105% of SecureAlert net revenue) for the fiscal year ended September 30, 2009 compared to $10,007,725 (136% of SecureAlert net revenue) for the fiscal year ended September 30, 2008, a decrease of $4,423,884 (44%).  This is related to decreases of $1,626,018 in device costs, $521,716 in communication costs, $454,374 in monitoring center costs, and $1,538,129 in other TrackerPAL™ and miscellaneous costs.

Midwest Monitoring’s cost of revenues totaled $2,735,276 (65% of Midwest Monitoring’s revenue) for the fiscal year ended September 30, 2009 compared to $1,630,823 (58% of Midwest Monitoring’s revenue) for the fiscal year ended September 30, 2008, an increase of $1,104,453 (68%).  This increase is related to revenues in the amount of $330,504 that Midwest Monitoring recognized during the period from October 1, 2007 through November 30, 2007 that we were not required to consolidate.  The remaining increase of $773,949 is primarily related to the growth in revenues.

Court Program’s cost of revenues totaled $1,819,496 (59% of Court Program’s revenue) for the fiscal year ended September 30, 2009 compared to $1,470,442 (65% of Court Program’s revenue) for the fiscal year ended September 30, 2008, an increase of $349,054 (24%).  This increase is related to revenues in the amount of $311,868 that Court Programs recognized during the period from October 1, 2007 through November 30, 2007 that we were not required to consolidate.  The remaining increase of $37,186 is primarily related to the growth in revenues.

Gross Margin

During the fiscal year ended September 30, 2009, gross margin totaled $167,765, compared to negative margin during the fiscal year ended September 30, 2008 of $705,313, an improvement of $873,078.  Included in cost of revenues are costs attributable to impairment of inventory and monitoring equipment of $2,319,530 and $570,948 for the years ended September 30, 2009 and 2008, respectively.  These impairment costs from disposal of obsolete monitoring equipment were expenses not expected in future periods. Excluding impairment costs, adjusted gross margin for the fiscal year ended September 30, 2009 was $2,487,295, compared to a negative margin of $134,365 for the same period in 2008, an improvement of $2,621,660 while increasing revenues from monitoring services.

Research and Development Expenses

During the fiscal year ended September 30, 2009, we incurred research and development expenses of $1,777,873 compared to similar expenses recognized during fiscal year 2008 totaling $4,811,128. This decrease of $3,033,255 is due primarily to management’s decision to bring software enhancements and product design in-house as opposed to using third-party vendors.  We anticipate research and development expenses to continue to decrease in future periods.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2009, our selling, general and administrative expenses totaled $16,540,645, compared to $36,466,678 for the fiscal year ended September 30, 2008. The improvement of $19,926,033 is the result of decreases in the following expenses: consulting ($19,362,378), travel ($1,297,363), advertising and marketing ($132,596), bad debt expense ($68,775), meals and entertainment ($64,677), postage ($43,636), office ($28,895), employee benefits ($25,519), outside services ($23,181), and other selling, general and administrative ($99,090).  These decreases in selling, general and administrative expense were offset by an increase in payroll and taxes ($457,921), legal ($441,611), amortization ($64,955), investment relations ($54,554), contract labor ($40,081), board of director fees ($35,000), depreciation ($33,714), insurance ($26,625), and other selling, general and administrative expenses ($65,616).  Consulting expense for the fiscal year ended September 30, 2009 was $4,245,685 compared to $23,608,063 for the fiscal year ended September 30, 2008, a decrease of $19,362,378.  This decrease is primarily due to a significant reduction of non-cash compensation totaling $18,603,062 through options and warrants issued to board of directors, executive officers and employees.  Cash compensation also decreased by $759,316 since we settled fewer lawsuits related to consulting and brought a lot of consulting in-house.

Other Income and Expense

For the fiscal year ended September 30, 2009, interest expense was $5,012,803, compared to $1,566,542 for the fiscal year ended September 30, 2008. This amount includes non-cash interest expense of approximately $2,595,933 related to amortization of deferred financing costs associated with warrants, debentures and shares of common stock issued for interest.

During the fiscal year ended September 30, 2008, we redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,372,566.

Net Loss

We had a net loss for the fiscal year ended September 30, 2009 totaling $23,081,500, compared to a net loss of $49,587,050 for the fiscal year ended September 30, 2008.  This decrease of $26,505,550 is due primarily to reductions in communication and device costs, bringing software enhancements and product design in-house as opposed to using high priced third-party vendors, and the reduced use of consulting services by bringing these services in-house.

Liquidity and Capital Resources

We have not historically financed operations entirely from cash flows from operating activities.  During the fiscal year ended September 30, 2009, we funded our operating and investing activities by taking on new debt, sales of equity securities and the exercise of options and warrants.  See the accompanying Notes (8, 9, 12, 15 and 16) to Consolidated Financial Statements of this report.  The cash provided by these transactions was used by us to (i) pay operating expenses, including the costs associated with our monitoring center, (ii) purchase TrackerPAL™ devices, (iii) pay down debt and accounts payable, including amounts owed on a line of credit and bank debt, and (iv) pay general and administrative expenses, including the salaries of our employees, officers, and consultants and other expenses as described below.

As of September 30, 2009, we had unrestricted cash of $602,321, compared to unrestricted cash of $2,782,953 as of September 30, 2008. As of September 30, 2009, we had a working capital deficit of $16,476,897, compared to a working capital deficit of $6,822,276 as of September 30, 2008.  The decrease in working capital primarily resulted from increases in our accrued liabilities and notes payable balances and decrease in cash balances offset by an increase in our inventory and decrease in our lines of credit during the fiscal year ended September 30, 2008.

During fiscal year 2009, our operating activities used cash of $8,521,326, compared to $9,672,744 used during fiscal year 2008.  This decrease in cash used from operating activities of $1,151,418 is primarily the result of decreases in the net income (loss) of $26,505,550, common stock issued for services of $12,891,708, common stock issued to settle lawsuits of $1,014,479, amortization of deferred financing and consulting costs of $3,372,405, derivative liability valuation of $1,867,007, stock options and warrants issued for services of $3,917,629, and net accounts receivable of $3,316,540.  These decreases were offset, in part, by increases in the amortization of debt discount of $2,030,504, impairment of monitoring equipment of $1,748,582, impairment of goodwill of $2,804,580, deposit held in escrow of $1,000,000 and accounts payable of $2,119,121.

Investing activities during the fiscal year ended September 30, 2009, used cash of $1,676,467, compared to $526,447 of cash used by investing activities during the fiscal year ended September 30, 2008.  The increase in cash used during fiscal year 2009 resulted primarily from an increase in purchases of additional monitoring equipment.  We purchased $1,312,397 and $192,221 of monitoring equipment during the fiscal years ended September 30, 2009 and 2008, respectively.

Financing activities during the fiscal year ended September 30, 2009, provided $8,017,161 of net cash compared to $8,178,273 during the fiscal year ended September 30, 2008.

We made net payments of $739,063 on a related-party line of credit and $1,115,237 on notes payable.  During fiscal year 2009, we had proceeds of $4,496,750 from the issuance of Series A 15% Convertible Debentures, $3,250,000 from the issuance of common stock, $1,055,889 from the issuance of debt, $680,229 from the issuance of related-party notes and $388,593 from bank lines of credit.

During the fiscal year ended September 30, 2009, we incurred a net loss of $23,081,500 and negative cash flows from operating activities of $8,521,326, compared to a net loss of $49,587,050 and negative cash flows from operating activities of $9,672,744 for the fiscal year ended September 30, 2008.  As of September 30, 2009, our working capital deficit was $16,476,897 and we had stockholders’ deficit of $12,372,821 and an accumulated deficit of $205,765,496.

Going Concern

The factors described above, as well as the risk factors set out elsewhere in this report raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the leasing of the TrackerPAL™ product.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that our debt holders will be willing to convert the debt obligations to equity securities or that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and would likely cease operations.

To lessen our cash burden and to raise additional capital, subsequent to September 30, 2009, the Company issued 15,986 shares of Series D Convertible Preferred stock from the conversion of $15,723,204 in debt, accrued liabilities and interest and an additional 12,200 shares from securities purchase agreements totaling $6,100,000 of which $4,600,000 has been received in cash as of the date of this Report, resulting in a total of 28,186 shares of Series D Preferred stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note (3) to the audited financial statements for the fiscal year ended September 30, 2009 included in this report, we discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

With respect to inventory reserves, revenue recognition, impairment of long-lived assets and allowance for doubtful accounts receivables, we apply the following critical accounting policies in the preparation of our financial statements:

Inventory Reserves

The nature of our business requires maintenance of sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market.  Raw materials are stated at the lower of cost (first-in, first-out method), or market.  General inventory reserves are maintained for the possible impairment of the inventory.  Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

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

Revenue Recognition

Our revenue has historically been from two sources: (i) monitoring services; (ii) monitoring device and other product sales.

Monitoring Services

Monitoring services include two components: (a) lease contracts in which we provide monitoring services and lease devices to distributors or end users and we retain ownership of the leased device; and (b) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use our monitoring services.

We typically lease our devices under one-year contracts with customers that opt to use our monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard leasing contract, the leased device becomes billable on the date of activation or 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to us.  We recognize revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

Monitoring Device Product Sales

Although not the focus of our business model, we sell our monitoring devices in certain situations. In addition, we sell home security and Personal Emergency Response Systems (“PERS”) units.  We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL devices) from us, customers may, but are not required to, enter into monitoring service contracts with us.  We recognize revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. On occasion, we have revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, we consider whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, we recognize revenue from the sale of devices separately from the monitoring services to be provided to the customer.  In accordance with FASB ASC Subsection 605-25, if the fair value of the undelivered element exists, but the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method as applied to these particular transactions, the fair value of the undelivered element (the monitoring services) is deferred and the remaining portion of the arrangement (the sale of the device) is recognized as revenue when the device is delivered and all other revenue recognition criteria are met.

Other Matters

We consider an arrangement with payment terms longer than our normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due.  Normal payment terms for the sale of monitoring services are 30 days, and normal payment terms for device sales are between 120 and 180 days.  We sell our devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Also, distributors have no price protection or stock protection rights with respect to devices sold to them by us.  Generally, title and risk of loss pass to the buyer upon delivery of the devices.

We estimate our product returns based on historical experience and maintain an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

Shipping and handling fees are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

Impairment of Long-lived Assets

We review our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate the book value of an asset may not be recoverable.  An evaluation is made at each balance sheet date, to determine whether events and circumstances have occurred which indicate possible impairment. An estimate is made of future undiscounted net cash flows of the related asset or group of assets over our estimated remaining life in measuring whether the assets are recoverable. During the fiscal years ended September 30, 2009 and 2008, we disposed of $2,319,530 and $570,948, respectively.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Recent Accounting Pronouncements

Effective for December 2008, new accounting guidance was added relating to business combinations. The objective of this topic is to enhance the information that an entity provides in our financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in our financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic is not expected to have a material impact on our financial statements and disclosures.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was September 30, 2009 for us. The adoption of this Topic did not have a material impact on our financial statements and disclosures.

In June 2009, the FASB issued guidance which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on our disclosure of the financial statements.

In June 2009, the FASB issued additional guidance which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on our financial statements and disclosures.

In September 2009, the FASB added implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on our financial statements and disclosures.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our financial statements.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  We are currently assessing the future impact of this new accounting update to our financial statements.

In April 2008, the FASB issued an amendment for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations” and other principles under GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This guidance will be effective for us in fiscal year 2010. The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In September 2006, the FASB issued enhanced guidance for using fair value to measure assets and liabilities. This guidance also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. ASC 820 applies whenever other guidance require or permit assets or liabilities to be measured at fair value. ASC 820 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued additional guidance to exclude ASC 840 “Accounting for Leases” and delays the effective date of ASC 820 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. This additional guidance is effective immediately. We adopted ASC 820 for financial assets and financial liabilities at the beginning of fiscal year 2009. The adoption of this guidance for financial assets and financial liabilities did not impact our results of operations and financial position. The guidance is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is our fiscal year 2010. The adoption of this guidance for nonfinancial assets and nonfinancial liabilities is not expected to significantly impact our results of operations and financial position.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In September 2009, the FASB issued guidance updates and provided amendments to its Fair Value Measurements and Disclosure requirements which permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments, such as the nature of any restriction on the ability to redeem an investment on the measurement date.  This guidance is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This guidance is effective for fiscal years beginning on or after December 15, 2009, and fiscal years within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. This guidance is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted.  The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

Accounting for Stock-Based Compensation

For the fiscal years ended September 30, 2009 and 2008, the Company calculated compensation expense of $67,406 and $214,251, respectively related to the vesting of stock options granted in prior years

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 1,517,714 and 1,725,000 stock options to employees during the fiscal years ended September 30, 2009 and 2008 valued $274,650 and $359,946, respectively.  In addition, 390,000 stock options issued to employees in prior years vested during the fiscal year ended September 30, 2008.  The weighted average fair value of stock options at the date of grant during the fiscal year ended September 30, 2009 and 2008 was $0.18 and $1.34, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2009 and 2008, respectively:

	Fiscal years Ended September 30,
	2009	2008
Expected cash dividend yield	-	-
Expected stock price volatility	121%	136%
Risk-free interest rate	1.16%	3.12%
Expected life of options	3.7 years	5 years

A summary of stock option activity for the fiscal year ended September 30, 2009 and 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	1,725,000	$1.54
Exercised	(1,375,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of September 30, 2008	3,600,000	$1.08	3.34 years	$1,062,000
Exercisable as of September 30, 2008	421,667	$1.35	3.30 years	$37,000

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,600,000	$1.08
Granted	1,517,714	$0.21
Exercised	-	$-
Forfeited	-	$-
Expired	(408,500)	$1.45
Outstanding as of September 30, 2009	4,709,214	$0.76	2.05 years	$12,854
Exercisable as of September 30, 2009	1,719,880	$0.32	2.97 years	$12,854

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Evaluation of Disclosure Controls and Procedures

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our annual or interim financial statements will not be prevented or detected.

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

o
Implementation of Effective Controls – We failed to complete the implementation of effective internal controls over our newly acquired majority owned subsidiaries as of September 30, 2009 due to limited resources.

•
Financial Reporting Process – We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the effects of issuing derivatives.

•	Tracking of Leased Equipment – We failed to maintain effective internal controls over the tracking of leased equipment as it relates to the assignment and leasing of monitoring equipment.

•	Inventory – We failed to maintain effective internal controls over the tracking of inventory and adjusting its’ corresponding cost to reflect lower of cost or market.

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort and staffing is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors as of September 30, 2009:

Name	Age	Position

David G. Derrick	56	Chief Executive Officer and Chairman
John L. Hastings, III	46	President and Chief Operating Officer
Michael G. Acton	46	Chief Financial Officer
Bernadette Suckel	53	Managing Director of Sales & Marketing
Bruce G. Derrick	51	Chief Technology Officer
James J. Dalton	66	Director
Robert E. Childers	64	Director
Larry G. Schafran	71	Director
David P. Hanlon	64	Director

David Derrick, CEO and Chairman. Mr. Derrick has been our CEO and Chairman since February 2001.  Prior to joining us, Mr. Derrick occupied directorship and management positions in other companies, including Biomune Systems Inc. (“Biomune”), our former parent, and Purizer Corporation.  From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah College of Business.  Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics and a Masters in Business Administration degree with an emphasis in Finance.

John Hastings, President and Chief Operating Officer.  Mr. Hastings became our President on June 19, 2008 and Chief Operating Officer on November 20, 2008.  Mr. Hastings has worked for Nestle/Stouffer’s, Kraft/General Foods, Nissan Motor Acceptance Corp., NCR/Teradata, Unisys Corp. and VNU/AC Nielsen during his career.  He has also served on the boards of small entrepreneurial companies.  From 1998 through 2006, Mr. Hastings worked with VNU – AC Nielsen in several executive posts, last serving as its Senior Vice President and General Manager of Global Business Intelligence, reporting directly to our Chief Executive Officer.  Upon acquisition and privatization of VNU in 2006, and until his appointment as President of RemoteMDx, Mr. Hastings served as the interim President and CEO of Klever Marketing, Inc., a Utah-based retail marketing company.  Mr. Hastings received a BA from Cal State University, Fullerton CA (1985) and an MBA from Pepperdine University, Malibu CA (1987).

Michael Acton, Secretary, Treasurer and Chief Financial Officer.  Mr. Acton became our Chief Financial Officer on November 20, 2008.  Previously he had served as the Company’s Chief Financial Officer from March 1999 until June 2008. He has served as our Secretary/Treasurer since March 1999.  Since June 2008 he has also served as the Chief Financial Officer of ActiveCare, our former subsidiary.  He is a Certified Public Accountant in the State of Utah.

Bernadette Suckel, Managing Director of Sales & Marketing.  Ms. Suckel joined us on April 24, 2008.  Prior to coming to RemoteMDx, Ms. Suckel served as the VP/Solution and Client Principal, for The Nielsen Company/ACNielsen from 2000 through April 2008.  From November 2006 through April 2008, she consulted on a part-time basis to Klever Marketing, Inc. to focus on cost reduction strategies.   Ms. Suckel also worked previously for Cogit.com and NCR/AT&T GIS/Teradata.  She received a BS in Business Administration, Marketing Option, from California State University, Fresno.

Bruce G. Derrick, Chief Technology Officer.  Mr. Derrick has been our Chief Technology Officer since November 21, 2004.  He has extensive experience in management of custom solutions development and customer management in the wireless telecom marketplace.  From 2001 to 2004 was a senior product development manager for WatchMark Corporation.  WatchMark collects cellular network performance data for quality assurance and capacity planning. Prior to joining WatchMark, Mr. Derrick was responsible for forming and managing the Professional Services team for Marconi’s MSI division.  Mr. Derrick also worked in management positions at Boeing and Western Wireless, built and managed the Corporate Computer and Network Operations department for Avaya’s Mosaix division.  He was a Senior Programmer in applied research at the University of Utah’s Department of Medical Informatics where he developed and implemented medical informatics and physiological monitoring services for ICU care and participated in development of IEEE standards for automated physiological monitoring for NASA’s Space Station program.  Mr. Derrick holds a Bachelor’s Degree in Computer Science from the University of Utah.  Bruce Derrick is the brother of David Derrick, our Chairman and CEO.

James Dalton, Director.  Mr. Dalton joined us as a director in 2001.  Since June 2008 he has served as the Chief Executive Officer and Chairman of ActiveCare.  He was our President from August 2003 until June 2008.  Prior to joining us, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton served as the President and equity owner of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was a founder and owner of the Deer Valley Club, where he oversaw the development of a high-end, world-class ski project.  From 1996 to 2000, Mr. Dalton served as an officer and director of Biomune.  Effective November 2, 2009, Mr. Dalton resigned from the board of directors to focus on his opportunities at ActiveCare.

Robert Childers, Director.  Mr. Childers joined our board in July 2001.  Since 1977, he has served as the Chief Executive Officer of Structures Resources Inc., a firm which he founded in 1972, and has more than 30 years of business experience in construction and real estate development.  Mr. Childers has served or is currently serving as General Partner in 16 Public Limited Partnerships in the Middle Atlantic States.  Partners include First Union Bank and Fannie Mae.  Structures Resources has successfully completed over 300 projects (offices, hotels, apartments, and shopping centers) from New York to North Carolina.  Recently Mr. Childers has founded a new company providing construction services to major companies developing gas wells in the Marcellus shale. He is a co-founder of Life Science Group, a boutique biotech investment-banking firm. Mr. Childers was the founding President of Associated Building Contractors for the State of West Virginia and served as a director of The Twentieth Street Bank until its merger with City Holding Bank.  He is a former naval officer serving in Atlantic fleet submarines.  Mr. Childers is a member of the Compensation Committee and the Nominating Committee of our board of directors.

Larry G. Schafran, Director.  Larry G. Schafran, Director.  Mr. Schafran is associated with Providence Capital, Inc. (“PCI”) as a Managing Director.  PCI is a New York City-based investment and advisory firm.  Mr. Schafran is also a director of Tarragon Corporation.  Additionally, Mr. Schafran was Lead Director and Audit Committee Chairman and later a Consultant to the Chairman of WorldSpace, Inc.  In addition, Mr. Schafran is also a Director of the following publicly traded U. S. corporations: Sulphco, Inc., New Frontier Energy, Inc., DollarDays International, Inc., Subaye Corp. and National Patent Development Corporation.  In recent years, Mr. Schafran served in several capacities, including, as a Director of PubliCard, Inc. and ElectroEnergy, and Trustee, Chairman/Interim-CEO/President and Co-Liquidating Trustee of Special Liquidating Trust of Banyan Strategic Realty Trust; Director and/or Chairman of the Executive Committees of Dart Group Corporation, Crown Books Corporation, TrakAuto Corporation, and Shoppers Food Warehouse, Inc. (Vice-Chairman); Director and Member of the Strategic Planning and Finance Committees of COMSAT Corporation, and Managing General Partner of L. G. Schafran & Partners, LP, a real estate investment and development firm.  Mr. Schafran is Chairman of the Audit and Nominating Committees and a Member the Compensation Committee of our board of directors.

David P. Hanlon, Director.  Mr. Hanlon resigned as Chief Executive Officer and President of Empire Resorts, Inc., a public company in the gaming industry in May 2009.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion. From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world's leading manufacturer of microprocessor gaming machines. From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin's Resorts International, and prior to that, Mr. Hanlon served as President of Harrah's Atlantic City (Harrah's Marina and Trump Plaza). Mr. Hanlon's education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and he completed the Advanced Management Program at the Harvard Business School. Mr. Hanlon is a member of the Audit Committee of our board of directors.

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

The board of directors is elected by and is accountable to our shareholders. The board establishes policy and provides our strategic direction, oversight, and control. The board met 11 times during fiscal year 2009. All directors attended at least 70% of the meetings of the board and the board committees of which they are members.

Director Independence

We assess director independence on an annual basis. The board has determined, after careful review that Mr. Childers, Mr. Hanlon, and Mr. Schafran are independent based on the applicable regulations of the SEC.

Shareholder Communications with Directors

If we receive correspondence from our shareholders that is addressed to the board of directors, we forward it to every director or to the individual director to whom it is addressed. Shareholders who wish to communicate with the directors may do so by sending their correspondence to the directors c/o RemoteMDx, Inc., 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

Committees of the Board of Directors

The board of directors has a separately-designated standing Audit Committee, Compensation Committee, and Nominating Committee. All members of the Audit Committee, Compensation Committee, and Governance and Nominating Committee meet the definition of "independent," described above.

Audit Committee.  The Audit Committee of the board of directors (the "Audit Committee") is a standing committee of the board, which has been established as required by the Securities Exchange Act of 1934 (“Exchange Act”). The Audit Committee met four times during fiscal year 2009. Members of the Audit Committee during fiscal year 2009 and at the date of this Report are Larry Schafran (Chairman) and David Hanlon. The board has determined that Mr. Schafran is an "audit committee financial expert," as defined by the applicable regulations promulgated by the SEC under the Exchange Act.  The board also believes that each member of the Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and financial sophistication.

The primary purpose of the Audit Committee is to oversee our financial reporting process on behalf of the board of directors.  The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent registered public accounting firm.

In April 8, 2004, our board adopted a Charter for the Audit Committee.  The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties.  The purpose of the Audit Committee is to conduct continuing oversight of our financial affairs.  A copy of the Charter of the Audit Committee can be found on our website at www.remotemdx.com.  The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public.  The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct.  The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by SAS 114 and our audited financial statements for the fiscal year ended September 30, 2009 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.  The Audit Committee recommended to the board of directors that our audited financial statements for the fiscal year September 30, 2009 be included in this Report.

Compensation Committee.  The Compensation Committee was restructured during the fiscal year ended September 30, 2009, with Robert Childers, one of our directors, appointed by the board of directors to serve as the chair. In addition, Larry Schafran serves as a member of the Compensation Committee.  The Compensation Committee met three times during fiscal year 2009.  The Committee has responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Committee monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders.

Nominating Committee.  During the fiscal year ended September 30, 2009, Larry Schafran, one of our directors, was appointed as the chair of the Nominating Committee.  The Committee has the responsibility for identifying and recommending candidates to fill vacant and newly created board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for CEO and senior management succession.  In addition, Robert Childers serves as a member of the Nominating Committee.

Code of Ethics.  We have established a Code of Business Ethics that applies to our officers, directors and employees. The Code of Business Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during fiscal 2009 was composed of Robert Childers and Larry Schafran. All members of the Compensation Committee are independent directors. No member of our Compensation Committee is a current or former officer or employee of RemoteMDx or any of our subsidiaries, and no director or executive officer of RemoteMDx is a director or executive officer of any other corporation that has a director or executive officer who is also a director of RemoteMDx.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following is a discussion of our program for compensation of our named executive officers. Our Compensation Committee had responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Committee monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders.

Compensation Program Objectives

Our compensation program is designed to encompass several factors in determining the compensation of our named executive officers.  The following are the main objectives of the compensation program for our named executive officers:

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

Our compensation program is designed to reward the officers in the following areas:

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

Our Chief Executive Officer, Mr. Derrick, is paid a base salary of $240,000 per year.  The amount of the base salary was determined after negotiations between Mr. Derrick and our Compensation Committee.  Factors considered in determining the base salary included Mr. Derrick’s status as one of our founders; his experience and length of service with us; his experience in the industries in which he operates; educational and work background; and reviews of sample salaries at companies of comparable size and industry.  The Compensation Committee also considered the fact that Mr. Derrick has provided and facilitated credit agreements and other financing for us.  The salary payable to Mr. Derrick is paid by ADP Management out of amounts paid to ADP Management for consulting and other services.  During the fiscal year ended September 30, 2008, we issued 1,000,000 shares of common stock valued at $1.52 per share to prepay services in connection with his base salary.  Although, these shares have not yet been sold and had a market value of $110,000 as of September 30, 2009, we recorded $240,000 and $60,000 of expense during the fiscal years ended September 30, 2009 and 2008, respectively, in connection with the 1,000,000 shares issued in fiscal year 2008.  As of September 30, 2009, the outstanding prepaid salary of $1,220,000, reflected as deferred compensation, will be amortized over future periods.

Our President and Chief Operating Officer, Mr. Hastings, is paid a base annual salary of $300,000. The amount of the base salary was determined after negotiations between Mr. Hastings and our Compensation Committee.  Factors considered in determining Mr. Hastings’ base salary included his background in the industries in which we operate; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Performance bonus and commissions

Bonuses are in large part based on our performance.  The most important determining factors used to calculate the performance bonus for the Chief Executive Officer, President and Chief Financial Officer are based upon the terms outlined below. Policy decisions to waive or modify performance goals have not been a significant factor to date in that there have not been contractual changes made other than the normal renewal or updating of contracts or compensation as would be expected as part of an annual review.

Recent Developments

Effective December 4, 2009, the Compensation Committee approved the following:

•
767 shares of Series D Preferred stock for a value of $644,000 were issued to Mr. Derrick for guaranteeing loans, pledge of certificates of deposit to secure a line of credit, his efforts in connection with the conversion of existing debt into shares of Series D Preferred stock, and the raise of additional capital.

•
1,250,000 warrants to purchase common stock held by Mr. Hastings were vested and re-priced from $1.55 to $0.13 per share.  Additionally, $250,000 warrants granted to Mr. Hastings were re-priced from $0.30 to $0.13 per share.

•	4,283,767 vested warrants previously granted to the members of the board of directors were re-priced to $0.13 per share.

In the repricing of the warrants described above, the new exercise price is equal to the price at which our common stock was traded on December 4, 2009, the date the repricing was approved by the committee.

Stock options and stock awards

Stock ownership is provided to enable named executive officers and directors to participate in our success.  The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of our stockholders.  Stock options and stock awards were approved by the board of directors and the Compensation Committee and are based, in part, upon the placement of activated TrackerPAL™ devices in the market place.  Bonuses may be issued in the form of stock options or stock awards.

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

Accordingly, in determining the compensation program for us, as well as setting the compensation for each named executive officer, the board of directors attempts to attract the interest of the named executive officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

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

Respectfully submitted by the members of the Compensation Committee:

Robert Childers (Chair) Larry Schafran

Summary Compensation Table

The following table summarizes all compensation paid to our named executive officers in each of the two most recently completed fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Options/warrants awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)(5)	All other compensation ($)	Total ($)

David G. Derrick (1)	2009	$240,000	$300,000	$-	$185,571	$-	$-	$5,929	$731,500
Chairman & CEO	2008	$240,000	$-	$-	$-	$-	$-	$13,020	$253,020

John L. Hastings III (2)	2009	$302,885	$94,330	$-	$46,393	$-	$-	$18,868	$462,476
President and Chief Operating Officer	2008	$200,000	$-	$-	$-	$-	$-	$3,879	$203,879

Bernadette Suckel (3)	2009	$126,161	$-	$11,500	$104,520	$-	$-	$-	$242,181
Managing Director of Sales and Marketing	2008	$55,846	$-	$-	$-	$-	$-	$-	$55,846

(1)
Column (i) includes additional compensation for health, dental, life, and vision insurance paid on Mr. Derrick’s behalf by us.  In addition, country club dues are also included.  Amounts shown do not include consideration and fees paid to ADP Management in connection with a line of credit agreement.  During the fiscal year ended September 30, 2009, we accrued a $300,000 bonus granted by the board of directors that was subsequently converted into 300 shares of Series D Preferred stock subsequent to September 30, 2009. Additionally, options/warrant awards of $185,571 resulted from the issuance of 1,000,000 unregistered warrants at an exercise price of $0.30 per share.  These options/warrants were issued and vested on January 16, 2009 and have not yet been exercised as of the date of this Report.

During the fiscal year ended September 30, 2008, we issued 1,000,000 shares of restricted common stock valued at $1.52 per share to prepay services in connection with Mr. Derrick’s base salary.  Although, these shares have not yet been sold and had a market value of $110,000 as of September 30, 2009, we recorded $240,000 and $60,000 of expense during the fiscal year ended September 30, 2009 and 2008, respectively, in connection with the 1,000,000 prepaid shares issued in fiscal year 2008.

To summarize, Mr. Derrick was paid $5,929 and $193,020 in cash and $725,571 and $60,000 in equity instruments for the fiscal years ended September 30, 2009 and 2008, respectively.

(2)
Mr. Hastings became our President in June 2008 and Chief Operating Officer in November 2008.  He holds similar positions in SecureAlert. Column (i) includes additional compensation for health, dental, and vision insurance paid on his behalf.  Options/warrant awards of $46,393 resulted from the issuance of 250,000 unregistered warrants at an exercise price of $0.30 per share.

(3)
Mrs. Suckel has served as Managing Director of Offender Management Solutions since June 2008.  Options/warrants awards of $37,114 resulted from the issuance of 200,000 unregistered warrants at an exercise price of $0.30 per share and $67,406 resulted from the vesting of 100,000 unregistered warrants with an exercise price of $1.55 per share previously issued for a total of $104,520. Additionally, we granted 50,000 shares of restricted common stock valued at $11,500 upon the date of grant.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

David G. Derrick	1,000,000	-	-	$0.30	1/15/2014	-	$ -	-	$ -
John L. Hastings, III	250,000	-	-	$0.30	1/15/2014	-	$ -	-	$ -
Bernadette Suckel	200,000	-	-	$0.30	1/15/2014	-	$ -	-	$ -

Notes:  Market value is based on the fair market value of our common stock on September 30, 2009 in the amount of $0.11 per share based on current market price.

Option Exercises and Stock Vested

	Option awards		Stock awards
(a)	(b)	(c)	(d)	(e)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

David G. Derrick	-	$-	-	$-
John L. Hastings, III	-	$-	-	$-
Bernadette Suckel	-	$-	50,000	$11,500	(1)

Notes:

(1)	Stock awards of $11,500 during the fiscal year ended September 30, 2009 resulted from 50,000 shares of restricted common stock valued at $0.23 per share for a total of $11,500.

Employment Agreements

We have no employment agreements with any executive officers at this time.  By agreement, however, the salary of Mr. Derrick is paid by ADP Management from the proceeds of a management fee paid by us to ADP Management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2009, except the following:

•	Mr. Derrick filed one late Form 4;
•	ADP Management filed one late Form 4.

Compensation of Directors

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended September 30, 2009.

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified compensation earnings ($)	All other compensation ($)	Total ($)

David Hanlon	$ 60,000	(1)	$ -	$ -	$ -	$ -	$ -	$ 60,000
Robert Childers	$ 60,000	(2)	$ -	$ -	$ -	$ -	$ -	$ 60,000
Peter McCall	$ 20,000	(3)	$ -	$ -	$ -	$ -	$ -	$ 20,000
Larry Schafran	$ 60,000	(1)	$ -	$ -	$ -	$ -	$ -	$ 60,000
James Dalton	$ 60,000	(4)	$ -	$ -	$ -	$ -	$ -	$ 60,000

Note:

(1)
We accrued $60,000 in fees during the fiscal year ended September 30, 2009. Subsequent to the fiscal year end, Mr. Hanlon and Mr. Schafran converted these fees and all other outstanding fees earned in prior years totaling $225,000 into 225 shares of Series D Preferred stock subsequent to September 30, 2009.

(2)
Mr. Childers converted $60,000 in fees into 200,000 shares of common stock or $0.30 per share. Subsequent to the fiscal year end, Mr. Childers converted $50,000 of fees accrued in prior years into 50 shares of Series D Preferred stock.

(3)	Mr. McCall resigned from the board of directors effective February 1, 2009. The $20,000 in fees were earned, but not paid during the fiscal year ended September 30, 2009.

(4)
Mr. Dalton converted $15,000 in fees into 15 shares of Series D Preferred stock and was paid $45,000 in cash subsequent to September 30, 2009.  Also subsequent to the fiscal year end, Mr. Dalton resigned from the board of directors.

 Compensation of $5,000 per month is accrued each month to non-employee directors.  We also reimburse travel expenses of members for their attendance at board and meetings.

No options or warrants were granted to the board of directors for services rendered during the fiscal year ended September 30, 2009. Subsequent to the fiscal year end, we re-priced the following warrants shown in the table below to $0.13 per share:

Name	Grant Date	Expiration Date	Exercise Price	Number of Options

David Hanlon	9/8/06	9/7/11	$1.41	50,000
	7/14/08	7/13/13	$1.22	459,000
	8/29/07	8/28/12	$2.15	100,000

Robert Childers	10/5/06	10/4/11	$1.73	50,867
	8/29/07	8/28/12	$2.15	150,000
	7/14/08	7/13/13	$1.22	610,000

Larry Schafran	9/8/06	9/7/11	$1.41	53,900
	8/29/07	8/28/12	$2.15	150,000
	12/5/07	12/4/12	$4.05	50,000
	7/14/08	7/13/13	$1.22	610,000

During fiscal year 2009, our two non-independent directors, Messrs. Derrick and Hastings, received no additional compensation for their service as directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This section sets forth information known to us with respect to the beneficial ownership of our common stock as of December 29, 2009.  We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after December 29, 2009, while those shares are not included for purposes of computing percentage ownership of any other person.  Unless otherwise indicated, the persons and entities named in the table are believed by us to have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth information for any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock, other than our named executive officers or directors.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class

Common	Winfried Kill Parkstrasse 32A Bergisch-Gladbach 2M, 51427 Germany	31,924,000	15.08%
Common	Kofler Ventures (1) R.C.S. Luxembourg B-0090554 412F, route d’ Esch, L-2086 Luxembourg, Germany	17,000,000	8.03%
Common	Borinquen Container Corporation P.O. Box 145170 Arecibo, Puerto Rico 00614	13,005,759	6.14%
Common	Advance Technology Investors, LLC (2) 154 Rock Hill Road Spring Valley, NY 10977	13,005,222	6.14%
Common	euromicron AG Speicherstrasse 1 D-60327 Frankfurt am Main Germany	12,500,000	5.90%
Common	Mara Holdings Limited (3) 2/3 B Horse Barrack Lane Gibraltar	12,000,000	5.67%
Common	VATAS Holdings GmbH (4) Friedrichstrasse 95 10117 Berlin, Germany	11,500,000	5.43%
__________

(1)	Includes 5,000,000 shares of common stock, and 2,000 shares of Series D Preferred stock convertible into 12,000,000 shares of common stock.

(2)
Includes 11,135,222 shares of common stock, and 1,670,000 shares issuable upon exercise of warrants. Also includes 100,000 shares of common stock owned of record by Dina Weidman and 100,000 shares of common stock owned of record by U/W Mark Weidman Trust.

(3)	Includes 2,000 shares of Series D Preferred stock convertible into 12,000,000 shares of commons stock.

(4)	Includes 5,500,000 shares of common stock, and 6,000,000 shares issuable upon exercise of warrants.

We have two classes of voting equity securities, the common stock and Series D Preferred stock.  The following table sets forth information as of December 29, 2009, regarding the voting securities beneficially owned by all directors, each of the named executive officers, and directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership

Common	David G. Derrick (1)	26,249,063	12.40%
	James Dalton (2)	9,607,786	4.54%
	John L. Hastings, III	1,500,000	*
	Michael G. Acton (3)	1,202,043	*
	Bernadette Suckel	325,000	*
	Robert Childers (4)	2,100,657	*
	Larry Schafran (5)	1,630,000	*
	David Hanlon (6)	1,410,702	*
	Officers and Directors as a Group (9 persons) (7)	32,890,422	15.41%
________________

*Less than 1% ownership percentage.

(1)
Mr. Derrick is our Chief Executive Officer and Chairman of the board of directors.  Includes 1,204,000 shares of common stock owned of record by Mr. Derrick, 2,645,063 shares of common stock in the name of ADP Management, an entity controlled by Messrs. Derrick and Dalton, and 2,000,000 vested warrants. Additionally, includes 2,567 shares of Series D Preferred stock convertible into 15,400,000 shares of common stock owned of record by Mr. Derrick and 833 shares of Series D Preferred stock in the name of ADP Management convertible into 5,000,000 shares of common stock.

(2)
Mr. Dalton is the former President of RemoteMDx and currently served as a director until November 2009.  Includes 1,872,723 shares of common stock and 2,645,063 shares of common stock in the name of ADP Management, an entity controlled by Messrs. Derrick and Dalton. Additionally, includes 833 shares of Series D Preferred stock in the name of ADP Management convertible into 5,000,000 shares of common stock and 15 shares of Series D Preferred stock in the name of Mr. Dalton convertible into 90,000 shares of common stock.

(3)	Mr. Acton is our Chief Financial Officer. Includes 1,002,043 shares of common stock owned of record by Mr. Acton and 200,000 shares of common stock issuable upon exercise of stock warrants.

(4)
Mr. Childers is a director.  Includes 443,143 shares of common stock owned of record by the Robert E. Childers Living Trust and 546,647 shares owned of record by Mr. Childers.  Includes 50 shares of Series D Preferred stock in the name of Mr. Childers convertible into 300,000 shares of common stock. In addition, 810,867 shares issuable upon exercise of stock warrants held by Mr. Childers have been included.

(5)
Mr. Schafran is a director.  Includes 106,100 shares of common stock owned of record by Mr. Schafran.  Includes 110 shares of Series D Preferred stock in the name of Mr. Schafran convertible into 660,000 shares of common stock. In addition, 863,900 shares of common stock issuable upon exercise of stock warrants held by Mr. Schafran have been included.

(6)
Mr. Hanlon is a director.  Includes 111,702 shares of common stock owned of record by Mr. Hanlon.  Includes 115 shares of Series D Preferred stock in the name of Mr. Hanlon convertible into 690,000 shares of common stock. In addition, 609,000 shares of common stock issuable upon exercise of stock warrants held by Mr. Schafran have been included.

(7)	Duplicate entries eliminated.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

Related-Party Line of Credit

As of September 30, 2009, we owed $76,022 under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, our Chief Executive Officer.  Outstanding amounts on the line of credit accrue interest at 11% per annum and are due upon demand.  During the fiscal year ended September 30, 2009, the net decrease under this line of credit was $466,782. This decrease consisted of cash repayments of $739,063 offset, in part, by $272,281 of expenses owed to ADP Management that are reimbursable by us.

Related-Party Notes Payable

In November 2008, we borrowed $1,000,000 from Mr. Derrick, our Chief Executive Officer.  The unsecured note payable accrues interest at 15% and was due and payable upon our receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  We paid to Mr. Derrick a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February 2009, Mr. Derrick loaned us an additional $500,000 resulting in a total of $1,500,000 due to Mr. Derrick.  We and Mr. Derrick agreed to extend the due date of the full obligation to February 26, 2010.  As of September 30, 2009, we owed $1,500,000 plus $12,197 in accrued interest to Mr. Derrick. Subsequent to September 30, 2009, we and Mr. Derrick agreed to convert the note of $1,500,000 into 1,500 shares of Series D Preferred stock.

In September 2008, we borrowed $250,000 from Randy Olshen, the former President of SecureAlert.  The unsecured note payable accrued interest at 11% and was due and payable on December 31, 2009 or upon demand whichever occurs first.  As of September 30, 2009, this note was paid in full.

Foreclosure Liability

In July 2009, we entered into a promissory note with an unrelated entity in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15% per annum paid quarterly.  As additional consideration for the loan to settle a registration right dispute and to induce the lender to loan the money, we granted the lender 8,000,000 shares of common.  Additionally, a related-party entity, ADP Management, collateralized this note with 5,000,000 shares of the Company’s common stock. In August 2009, we defaulted on the loan because we failed to register the 8,000,000 shares of common stock within 30 days of entering into the agreement resulting in the lender foreclosing on the 5,000,000 shares of common stock held as collateral. As of September 30, 2009, we accrued $775,000 as a “foreclosure liability” to record our obligation to repay the 5,000,000 shares of common stock to ADP Management.  Subsequent to September 30, 2009, we agreed to issue 833 shares of Series D Preferred stock to ADP Management as payment this liability.

Related-Party Series A 15% Debenture

On May 1, 2009, we issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an employee of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received one-year warrants to purchase 2,200,000 shares of our common stock at an exercise price of $0.25 per share valued at $43,926. As of September 30, 2009, the outstanding balance owed on the debenture was $250,000 plus $9,452 in accrued interest. Subsequent to September 30, 2009, we agreed to issue 250 shares of Series D Preferred stock in exchange for the debenture of $250,000.

Consulting Arrangements

We agreed to pay consulting fees to ADP Management for assisting us to develop our new business direction and business plan and to provide introductions to strategic technical and financial partners.  Under the terms of this agreement, ADP Management was paid a consulting fee of $40,000 per month and we agreed to reimburse the expenses incurred by ADP Management (including the salaries of certain of our officers) in the course of performing services under the consulting arrangement. Effective April 1, 2008, ADP Management reduced the consulting fee from $40,000 to $20,000 per month to reflect the resignation of Mr. Dalton as our President.

The ADP Management agreement also requires ADP Management to pay the salary of Mr. Derrick as our Chief Executive Officer and Chairman of the board of directors.  The board of directors, which at the time did not include Mr. Derrick, approved both of these arrangements.

During the fiscal year ended September 30, 2008, we issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP Management which will be reflected in future periods.  We recorded $240,000 and $60,000 of expense associated with the issuance of these shares during the fiscal years ended September 30, 2009 and September 30, 2008, respectively.  As of September 30, 2009, the remaining deferred compensation was $1,220,000.

Director Independence

As of the date of this report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we have undertaken to appoint three individuals to our board of directors, Messrs. Schafran, Childers and Hanlon, who are independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, none of Mr. Schafran, Mr. Hanlon, or Mr. Childers:

•	has been at any time during the past three years employed by us or by any of our parent or subsidiary;

•
has accepted or has a family member who accepted any compensation from us in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

•	is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

•
is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;

•
is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers serve on the compensation committee of such other entity; or

•	is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell for fiscal years 2009 and 2008 totaled approximately $168,000 and $166,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell has not provided any consulting services (including tax consulting and compliance services or any financial information systems design and implementation services to us in fiscal years 2009 and 2008.

The Audit Committee of the board of directors considered and authorized all services provided by Hansen Barnett & Maxwell.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal 2009 by Hansen Barnett & Maxwell was compatible with maintaining Hansen Barnett & Maxwell's independence.

Report of the Audit Committee

The Audit Committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The directors who serve on the Audit Committee are all independent for purposes of applicable SEC Rules.

The Audit Committee operates under a written charter that has been adopted by the board of directors.

We have reviewed and discussed with management our audited financial statements as of and for the fiscal year ended September 30, 2009.

We have discussed with our independent registered public accountant, Hansen Barnett & Maxwell, P.C., the matters that are required to be discussed by Statement on Auditing Standards No. 114, The Auditors Communication with Those Charged with Governance, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, which includes a review of the findings of the independent registered public accountant during its examination of our financial statements.

We have received and reviewed written disclosures and the letter from Hansen Barnett & Maxwell, P.C., which is required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and we have discussed with Hansen Barnett & Maxell, P.C. their independence under such standards. We have concluded that the independent registered public accountant is independent from us and our management.

Based on our review and discussions referred to above, we have recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Larry Schafran, Chair David Hanlon

PART IV

Item 15.    Consolidated Financial Statements and Exhibits

(a) The following documents are filed as part of this Form:

1. Financial Statements

2.  Financial Statement Schedules.    [Included in the Consolidated Financial Statements or Notes thereto.]

3. Exhibits.	The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Title of Document
3(i)(1)	Articles of Incorporation (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
3(i)(2)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(3)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(4)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002).
3(i)(5)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

3(i)(6)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock of RemoteMDx, Inc. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on March 24, 2006).

3(i)(7)	Articles of Amendment to Articles of Incorporation filed July 12, 2006 (previously filed as exhibits to our current report on Form 8-K filed July 18, 2006, and incorporated herein by reference).
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

3(i)(10)	Articles of Amendment to the Articles of Incorporation and Certificate of Amendment to the Designation of Rights and Preferences Related to Series D 8% Convertible Preferred Stock of RemoteMDx, Inc.
3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).
10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
10.06
Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to our quarterly report on Form 10-QSB for the quarter ended December 31, 2001).

10.07	Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2003).
10.08	Security Agreement between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).
10.09	Promissory Note between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).
10.10	Common Stock Purchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to our current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).
10.11	Change in Terms Agreement between Citizen National Bank and the Company (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2006).
10.12	Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed on Form 8-K in November 2006).
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

10.17
Stock Purchase Agreement between the Company and Midwest Monitoring & Surveillance, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2007, filed in January 2008).

10.18
Stock Purchase Agreement between the Company and Court Programs, Inc., Court Programs of Florida Inc., and Court Programs of Northern Florida, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2007, filed in January 2008).

10.19
Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.20
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.21
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.22
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.23
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.24
Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.25
Distribution and License Agreement between euromicron AG, a German corporation, and the Company, dated May 28, 2009 (previously filed as an Exhibit on Form 10-Q for the nine months ended June 30, 2009, filed in August 2009).

23.1	Consent of Independent Registered Public Accounting Firm.
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RemoteMDx, Inc.

By: /s/ David G. Derrick
David G. Derrick, Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Derrick	Director, Chairman, and	January 13, 2010
David G. Derrick	Chief Executive Officer
(Principal Executive Officer)

/s/ John L. Hastings, III	President and Chief Operating Officer	January 13, 2010
John L. Hastings, III

/s/ Robert E. Childers	Director	January 13, 2010
Robert E. Childers

/s/ Larry G. Schafran	Director	January 13, 2010
Larry G. Schafran

/s/ David P. Hanlon	Director	January 13, 2010
David P. Hanlon

/s/ Michael G. Acton	Chief Financial Officer	January 13, 2010
Michael G. Acton	(principal financial officer)

/s/ Chad D. Olsen	Corporate Controller	January 13, 2010
Chad D. Olsen	(principal accounting officer)

RemoteMDx, Inc.
Consolidated Financial Statements
September 30, 2009 and 2008

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RemoteMDx, Inc.

We have audited the accompanying consolidated balance sheets of RemoteMDx, Inc. and subsidiaries (collectively, the Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2009.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RemoteMDx, Inc. as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 12, 2010

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008

Assets	2009	2008
Current assets:
Cash	$602,321	$2,782,953
Deposit held in escrow	-	500,000
Accounts receivable, net of allowance for doubtful accounts of $266,000 and $312,000, respectively	1,441,648	1,441,853
Receivables from related-party	-	55,385
Prepaid expenses and other	275,390	224,842
Inventory, net of reserves of $83,092 and $0, respectively	603,329	-
Total current assets	2,922,688	5,005,033
Property and equipment, net of accumulated depreciation of $2,525,180 and $1,937,710, respectively	1,313,306	1,581,558
Monitoring equipment, net of accumulated depreciation of $2,944,197 and $3,061,321, respectively	1,316,493	1,349,146
Goodwill	2,468,081	4,811,834
Intangible assets, net of amortization of $126,655 and $16,500, respectively	496,346	216,500
Other assets	76,675	46,626
Total assets	$8,593,589	$13,010,697

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2009 AND 2008

Liabilities and Stockholders’ Equity
	2009	2008
Current liabilities:
Bank line of credit	$252,600	$3,462,285
Accounts payable	2,339,786	2,059,188
Accrued liabilities	3,506,680	1,781,267
Deferred revenue	56,858	21,343
Related-party note payable and line of credit	1,576,022	792,804
SecureAlert Series A Preferred stock redemption obligation	3,148,943	3,244,758
Derivative liability (Note 11)	1,219,426	-
Promissory notes payable, net of debt discount of $41,556 and $0, respectively	2,008,444	-
Senior secured note payable, net of debt discount of $529,109 and $0, respectively	2,890,522	-
Current portion of Series A 15% debentures, net of debt discount of $1,272,189 and $0, respectively	2,127,811	-
Current portion of long-term debt	272,493	465,664
Total current liabilities	19,399,585	11,827,309
Series A 15% debentures net of current portion, net of debt discount of $549,531 and $0, respectively	557,219	-
Long-term debt, net of current portion, net of debt discount of $525,665 and $0, respectively	1,009,606	1,147,382
Total liabilities	20,966,410	12,974,691

Stockholders’ equity (deficit):
Preferred stock:
Series A 10% dividend, convertible, non-voting, $0.0001 par value: 40,000 shares designated; zero and 19 shares outstanding, respectively (aggregate liquidation preference of $0)	-	1
Series B convertible, $0.0001 par value: 2,000,000 shares designated; zero and 10,999 shares outstanding, respectively (aggregate liquidation preference of $0)	-	1
Common stock, $0.0001 par value: 250,000,000 shares authorized; 210,365,988 and 155,881,260 shares outstanding, respectively	21,037	15,588
Additional paid-in capital	194,659,044	186,203,084
Deferred compensation	(1,287,406)	(3,498,672)
Accumulated deficit	(205,765,496)	(182,683,996)
Total stockholders’ equity (deficit)	(12,372,821)	36,006
Total liabilities and stockholders’ equity	$8,593,589	$13,010,697

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Revenues:
Products	$570,749	$2,577,600
Monitoring services	12,055,159	9,826,077
Total revenues	12,625,908	12,403,677
Cost of revenues:
Products	275,688	1,675,212
Monitoring services	9,862,925	10,862,830
Impairment of monitoring equipment and parts (Note 3)	2,319,530	570,948
Total cost of revenues	12,458,143	13,108,990
Gross (negative) margin	167,765	(705,313)
Operating expenses:
Selling, general and administrative (including $3,315,716 and $26,324,358, respectively, of compensation expense paid in stock or stock options / warrants)	16,540,645	36,466,678
Research and development (including $0 and $1,045,285, respectively, paid in stock or stock options / warrants)	1,777,873	4,811,128
Impairment of goodwill (Note 4)	2,804,580	-
Loss from operations	(20,955,333)	(41,983,119)
Other income (expense):
Gain on sale of intellectual property	-	2,400,000
Redemption of SecureAlert Series A Preferred	95,816	(8,372,566)
Interest income	18,187	35,230
Interest expense (including $2,695,759 and $865,568, respectively, paid in stock or stock options / warrants)	(5,012,803)	(1,566,542)
Derivative valuation gain (Note 11)	1,867,007	-
Other income (expense), net	905,626	314,059
Net loss from continuing operations	(23,081,500)	(49,172,938)
Discontinued operations	-	(414,112)
Net loss	(23,081,500)	(49,587,050)
Dividends on Series A Preferred stock	(175)	(345,356)
Net loss attributable to common stockholders	$(23,081,675)	$(49,932,406)
Net loss per common share from continuing operations, basic and diluted	$(0.13)	$(0.35)
Net loss per common share from discontinued operations, basic and diluted	$(0.00)	$(0.01)
Net loss per common, basic and diluted	$(0.13)	$(0.36)
Weighted average common shares outstanding, basic and diluted	182,188,000	140,092,000

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2009

Preferred Stock
	Series A Shares	Series A Amount	Series B Shares	Series B Amount

Balance as of October 1, 2007	19	$1	12,999	$1

Issuance of common stock for:
Conversion of Series B Preferred stock	-	-	(2,000)	-
Settlement of lawsuit	-	-	-	-
Related provisions of debt	-	-	-	-
Services	-	-	-	-
Cash	-	-	-	-
Acquisition of subsidiaries	-	-	-	-
Exercise of options and warrants	-	-	-	-

Issuance of warrants for:
Related provisions of debt	-	-	-	-
Services	-	-	-	-

Amortization of deferred consulting	-	-	-	-

Amortization of financing costs	-	-	-	-

Issuance of SecureAlert Series A Preferred stock	-	-	-	-

Issuance of Series A Preferred stock for accrued dividends	-	-	-	-

Subscription receivable	-	-	-	-

SecureAlert Series A Preferred stock redemption	-	-	-	-

Deconsolidation of subsidiary	-	-	-	-

Net loss	-	-	-	-

Balance as of September 30, 2008	19	$1	10,999	$1

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2009

			Additional
	Common Stock		Paid-In	Deferred
	Shares	Amount	Capital	Compensation

Balance as of October 1, 2007	127,340,085	$12,734	$142,238,576	$(7,468,998)

Issuance of common stock for:
Conversion of Series B Preferred stock	15,000	2	(2)	-
Settlement of lawsuit	325,000	33	571,967	-
Debt	360,000	36	403,164	(403,200)
Services	9,135,000	914	15,843,671	(1,520,000)
Cash	6,177,219	618	5,187,296	-
Acquisition of subsidiaries	650,000	65	2,599,435	-
Exercise of options and warrants	3,618,814	361	2,509,520	-

Issuance of warrants for:
Debt	-	-	1,872,000	-
Services	-	-	4,398,279	(134,812)

Amortization of deferred consulting	-	-	-	5,162,770

Amortization of financing costs	-	-	-	865,568

Issuance of SecureAlert Series A Preferred stock	825,893	82	825,810	-

Issuance of Series A Preferred stock for accrued dividends	-	-	(345,356)	-

Subscription receivable	-	-	-	-

SecureAlert Series A Preferred stock redemption	7,434,249	743	8,548,643	-

Deconsolidation of subsidiary	-	-	1,550,081	-

Net loss	-	-	-	-

Balance as of September 30, 2008	155,881,260	$15,588	$186,203,084	$(3,498,672)

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2009

	Subscription Receivable	Accumulated Deficit	Total

Balance as of October 1, 2007	$(407,500)	$(133,096,946)	$1,277,868

Issuance of common stock for:
Conversion of Series B Preferred stock	-	-	-
Settlement of lawsuit	-	-	572,000
Debt	-	-	-
Services	-	-	14,324,585
Cash	-	-	5,187,914
Acquisition of subsidiaries	-	-	2,599,500
Exercise of options and warrants	-	-	2,509,881

Issuance of warrants for:
Debt	-	-	1,872,000
Services	-	-	4,263,467

Amortization of deferred consulting	-	-	5,162,770

Amortization of financing costs	-	-	865,568

Issuance of SecureAlert Series A Preferred stock	-	-	825,892

Issuance of Series A Preferred stock for accrued dividends	-	-	(345,356)

Subscription receivable	407,500	-	407,500

SecureAlert Series A Preferred stock redemption	-	-	8,549,386

Deconsolidation of subsidiary	-	-	1,550,081

Net loss	-	(49,587,050)	(49,587,050)

Balance as of September 30, 2008	$-	$(182,683,996)	$36,006

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2009

Preferred Stock
	Series A Shares	Series A Amount	Series B Shares	Series B Amount

Balance as of October 1, 2008	19	$1	10,999	$1

Issuance of common stock for:
Conversion of Series A Preferred stock	(19)	(1)	-	-
Conversion of Series B Preferred stock	-	-	(10,999)	(1)
Settlement of lawsuit	-	-	-	-
Related issuances of debt	-	-	-	-
Services	-	-	-	-
Cash	-	-	-	-
Acquisition of subsidiaries	-	-	-	-
Acquisition extension	-	-	-	-

Issuance of warrants for:
Related issuances of debt	-	-	-	-
Services	-	-	-	-
Acquisition of subsidiary	-	-	-	-

Amortization of deferred consulting	-	-	-	-

Amortization of financing costs	-	-	-	-

Beneficial conversion feature recorded as interest expense on notes	-	-	-	-

Forgiveness of debt from related party	-	-	-	-

Issuance of RemoteMDx Series A Preferred stock for accrued dividends	-	-	-	-

Net loss	-	-	-	-

Balance as of September 30, 2009	-	$-	-	$-

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2009

			Additional	Deferred
	Common Stock		Paid-In	Financing and
	Shares	Amount	Capital	Consulting

Balance as of October 1, 2008	155,881,260	$15,588	$186,203,084	$(3,498,672)

Issuance of common stock for:
Conversion of Series A Preferred stock	9,306	1	-	-
Conversion of Series B Preferred stock	10,999	1	-	-
Settlement of lawsuits	5,400,000	540	1,029,460	-
Related issuances of debt	25,953,016	2,595	1,767,955	(138,000)
Services	2,254,121	226	928,648	(200,000)
Cash	17,850,000	1,785	3,248,215	-
Acquisition of subsidiaries	2,857,286	286	656,890	-
Acquisition extension	150,000	15	19,485	-

Issuance of warrants for:
Related issuances of debt	-	-	96,844	-
Services	-	-	392,506	(46,667)
Acquisition of subsidiary	-	-	114,383	-

Amortization of deferred consulting	-	-	-	1,930,678

Amortization of financing costs	-	-	-	665,255

Beneficial conversion feature recorded as interest expense on notes	-	-	122,727	-

Forgiveness of debt from related party	-	-	79,022	-

Issuance of RemoteMDx Series A Preferred stock for accrued dividends	-	-	(175)	-

Net loss	-	-	-	-

Balance as of September 30, 2009	210,365,988	$21,037	$194,659,044	$(1,287,406)

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2009

	Accumulated Deficit	Total

Balance as of October 1, 2008	$(182,683,996)	$36,006

Issuance of common stock for:
Conversion of Series A Preferred stock	-	-
Conversion of Series B Preferred stock	-	-
Settlement of lawsuits	-	1,030,000
Related issuances of debt	-	1,632,550
Services	-	728,874
Cash	-	3,250,000
Acquisition of subsidiaries	-	657,176
Acquisition of extension	-	19,500

Issuance of warrants for:
Related issuances of debt	-	96,844
Services	-	345,839
Acquisition of subsidiary	-	114,383

Amortization of deferred consulting	-	1,930,678

Amortization of financing costs	-	665,255

Beneficial conversion feature recorded as interest expense on notes	-	122,727

Forgiveness of debt from related party	-	79,022

Issuance of RemoteMDx Series A Preferred stock for accrued dividends	-	(175)

Net loss	(23,081,500)	(23,081,500)

Balance as of September 30, 2009	$(205,765,496)	$(12,372,821)

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(23,081,500)	$(49,587,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,087,949	1,736,492
Common stock issued for services	728,876	13,620,584
Common stock issued to settle lawsuit	261,521	1,276,000
Amortization of debt discount	2,030,504	-
Amortization of deferred financing and consulting costs	2,595,933	5,968,338
Derivative liability valuation	(1,867,007)	-
Registration payment arrangement expense	-	130,000
Stock options and warrants issued during the period for services	345,838	4,263,467
Redemption of SecureAlert Series A Preferred stock	(95,816)	8,205,922
Impairment of goodwill	2,804,580	-
Common stock issued for acquisition option extension cost	19,500	-
Increase in related-party line of credit for services	272,281	618,433
Impairment of monitoring equipment and parts	2,319,530	570,948
Loss from discontinued operations	-	414,112
Changes in operating assets and liabilities:
Accounts receivable, net	(23,490)	3,293,050
Interest receivable (payable)	-	(9,068)
Deposit held in escrow	500,000	(500,000)
Prepaid expenses and other assets	(25,212)	720,591
Accounts payable	745,630	(1,373,491)
Accrued liabilities	1,824,042	999,310
Deferred revenue	35,515	(20,382)
Net cash used in operating activities	(8,521,326)	(9,672,744)

Cash flows from investing activities:
Purchase of property and equipment	(380,647)	(334,226)
Purchase of monitoring equipment and parts	(1,312,397)	(192,221)
Proceeds from sale of equipment	16,577	-
Net cash used in investing activities	(1,676,467)	(526,447)

Cash flows from financing activities:
Payments on related-party line of credit	(739,063)	(315,392)
Net principal proceeds (reductions) in bank line of credit borrowings	388,593	(396,700)
Payments on notes payable	(1,115,237)	(336,133)
Borrowings on related-party notes payable	680,229	975,578
Principal payments on notes payable related to acquisitions	-	(2,176,821)
Cash acquired through acquisitions	-	163,002
Proceeds from the issuance of Series A 15% debentures	4,496,750	-
Proceeds from sale of common stock	3,250,000	5,058,014
Proceeds from sale of warrants and subsidiary stock	-	2,400,000
Proceeds from issuance of notes payable	1,055,889	34,344
Proceeds from exercise of options and warrants	-	2,772,381
Net cash provided by financing activities	8,017,161	8,178,273
Net decrease in cash	(2,180,632)	(2,020,918)
Cash, beginning of year	2,782,953	4,803,871
Cash, end of year	$602,321	$2,782,953

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Cash paid for interest	$ 1,963,200	$700,974

Supplemental schedule of non-cash investing and financing activities:

Issuance of 9,306 and zero common shares, respectively, in exchange for 19 and zero shares of Series A Preferred stock, respectively	$ 1	$-

Issuance of 10,999 and 2,000 common shares, respectively, in exchange for 10,999 and 15,000 shares of Series B Preferred stock, respectively	1	2

Issuance of 2,000,000 and 360,000 common shares, respectively for deferred consulting services and financing services	384,667	403,200

Preferred Series A and C stock dividends	175	423

SecureAlert Series A Preferred stock dividends accrued	-	480,537

Forgiveness of debt from related-party debt	79,022	-

Shares issued prepaid services	-	1,520,000

Fair value of assets acquired in purchase of Court Programs through the issuance of common stock	-	1,316,338

Fair value of liabilities assumed in purchase of Court Programs through the issuance of common stock	-	468,837

Issuance of common stock in acquisition of Court Programs, Inc	-	847,500

Settlement of SecureAlert Series A Preferred stock	-	3,590,000

Deconsolidation of ActiveCare	-	607,869

Fair value of assets acquired in purchase of Midwest Monitoring through the issuance of common stock	-	2,974,666

Fair value of liabilities assumed in purchase of Midwest Monitoring through the issuance of common stock	-	1,222,666

Issuance of common stock in acquisition of Midwest Monitoring	-	1,752,000

Issuance of common stock and stock options to acquire the assets and liabilities of Bishop Rock Software	856,522	-

Stock issued in connection with debt (as discount)	1,739,393	-

Beneficial conversion feature recorded	122,727	-

Debt issued to settle line of credit	3,549,631	-

Common stock cancelled	175	-

Acquisition of monitoring equipment through issuance of note payable	2,887,987	-

Stock issued to settle related-party note payable and accrued interest	218,479	-

Issuance of common stock to settle accounts payables	550,000	-

Acquisition of property and equipment through issuance of note payable	38,991	-

Reclassification of monitoring equipment to inventory from recovery of parts	1,450,803	-

See accompanying notes to consolidated financial statements.

REMOTEMDX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

RemoteMDx, Inc. and subsidiaries (collectively, the “Company”) markets, monitors and leases TrackerPAL™ devices.  The TrackerPAL™ is used to monitor convicted offenders that are on probation or parole in the criminal justice system.  The TrackerPAL™ device utilizes GPS and cellular technologies in conjunction with a monitoring center that is staffed 365 days a year.  The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  The TrackerPAL™ is targeted to meet the needs of this market domestically as well as internationally.

Going Concern

The Company has incurred recurring net losses and negative cash flows from operating activities for the fiscal years ended September 30, 2009 and 2008.  In addition, the Company has accumulated deficits of $205,765,496 and $182,683,996 as of September 30, 2009 and 2008, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to continue as a going concern, it must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the issuance of preferred stock and expanding its market for its TrackerPAL™ portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

To lessen the Company’s cash burden and to raise additional capital, subsequent to September 30, 2009, the Company entered into agreements to issue 15,986 shares of Series D Convertible Preferred stock in exchange for conversion of $15,723,204 in debt, accrued liabilities and interest and issued an additional 12,200 shares from securities purchase agreements totaling $6,100,000 of which $4,600,000 has been received in cash as of the date of this Report, resulting in a total of 28,186 shares of Series D Preferred stock.

(2)	Discontinued Operations

During the fiscal year ended September 30, 2008, the Company divested its majority ownership interest of the diagnostic stain business conducted by a former subsidiary ActiveCare, Inc., formerly known as Volu-Sol Reagents Corporation (“ActiveCare”).  The Company completed the divestiture by distributing its remaining interest (approximately 17% of the common stock) in ActiveCare during the fiscal year ended September 30, 2009.  This transaction was treated as a pro-rata nonreciprocal transfer to owners as required by the nonmonetary transactions topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC).  This resulted in $1,550,081 recorded as additional paid in capital to the Company.

The Company’s consolidated financial statements have been reclassified to segregate operating results of the discontinued operations for all periods presented.  Prior to reclassification, the discontinued operations were reported in the stain operating segment.  The summary of net sales and operating results from discontinued operations for the fiscal years ended September 30, 2009 and 2008, respectively, are as follows:

	2009	2008
Net sales	$-	$608,024
Loss from discontinued operations	$-	$(414,112)

(3)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RemoteMDx, Inc. and its subsidiaries, SecureAlert, Inc., Midwest Monitoring & Surveillance, Inc., Bishop Rock Software, Inc., Court Programs, Inc., Court Programs of Florida, Inc., and Court Programs of Northern Florida, Inc. (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.  As discussed in Note 2, the Company completely divested its ownership of ActiveCare during the year ended September 30, 2009.

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

No customer represented more than 10% of the Company’s total revenues for the fiscal year ended September 30, 2009.  One non-repeat customer represented 16% of the Company’s total revenues for the fiscal year ended September 30, 2008.

No customer represented more than 10% of the Company’s total accounts receivable for the fiscal year ended September 30, 2009.  One customer accounted for $360,257 (25%) of the Company’s total accounts receivable for the fiscal year ended September 30, 2008.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less.  The Company had $15,670 and $0 of cash deposits in excess of federally insured limits as of September 30, 2009 and 2008, respectively.

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

Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of products that are available for sale and raw materials used in the manufacturing of TrackerPAL™ devices.  Completed TrackerPAL™ devices are reflected in Monitoring Equipment.  As of September 30, 2009 and 2008, respectively, inventory consisted of the following:

	2009	2008
Raw materials	$686,421	$-
Reserve for damaged or obsolete inventory	(83,092)	-
Total inventory, net of reserves	$603,329	$-

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

Property and equipment consisted of the following as of September 30, 2009 and 2008, respectively:

	2009	2008
Equipment, software, tooling, and other fixed assets	$2,742,537	$2,472,076
Automobiles	305,658	287,736
Building and land	377,555	377,555
Leasehold improvements	127,912	102,190
Furniture and fixtures	284,824	279,711
Total property and equipment	3,838,486	3,519,268
Accumulated depreciation	(2,525,180)	(1,937,710)
Property and equipment, net of accumulated depreciation	$1,313,306	$1,581,558

Depreciation expense for the fiscal years ended September 30, 2009 and 2008 was $677,016 and $638,138, respectively.

Monitoring Equipment

Monitoring equipment as of September 30, 2009 and 2008 is as follows:

	2009	2008
Monitoring equipment	$4,260,690	$4,410,467
Less accumulated depreciation	(2,944,197)	(3,061,321)
Monitoring Equipment, net	$1,316,493	$1,349,146

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the fiscal years ended September 30, 2009 and 2008 was $1,300,783 and $1,082,648, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the fiscal years ended September 30, 2009 and 2008, the Company disposed of lease monitoring equipment and parts of $2,319,530 and $570,948, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity vs. fair market value method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its fair market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  As of September 30, 2009, the Company impaired goodwill from Midwest Monitoring & Surveillance, Inc. by $2,343,753 and from Bishop Rock Software by $460,827, Inc. for a total impairment expense of $2,804,580.

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

Multiple Element Arrangements
The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, the Company considers whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  In accordance with FASB ASC subtopic addressing multiple deliverables, if the fair value of the undelivered element exists, but the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method as applied to these particular transactions, the fair value of the undelivered element (the monitoring services) is deferred and the remaining portion of the arrangement (the sale of the device) is recognized as revenue when the device is delivered and all other revenue recognition criteria are met.

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

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures in 2009 and 2008 were for the development of SecureAlert’s TrackerPAL™ device and associated services. For the fiscal years ended September 30, 2009 and 2008, research and development expenses were $1,777,873 and $4,811,128, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the fiscal years ended September 30, 2009, and 2008, was $76,793 and $209,389, respectively.

Stock-Based Compensation

For the fiscal years ended September 30, 2009 and 2008, the Company calculated compensation expense of $67,406 and $214,251, respectively related to the vesting of stock options granted in prior years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 1,517,714 and 1,725,000 stock options to employees during the fiscal years ended September 30, 2009 and 2008 valued $274,650 and $359,946, respectively.  In addition, 390,000 stock options issued to employees in prior years vested during the fiscal year ended September 30, 2008.  The weighted average fair value of stock options at the date of grant during the fiscal year ended September 30, 2009 and 2008 was $0.18 and $1.34, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2009 and 2008, respectively:

	Fiscal years Ended September 30,
	2009	2008

Expected cash dividend yield	-	-
Expected stock price volatility	121%	136%
Risk-free interest rate	1.16%	3.12%
Expected life of options	3.7 years	5 years

A summary of stock option activity for the fiscal years ended September 30, 2008 and 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	3,295,000	$0.64
Granted	1,725,000	$1.54
Exercised	(1,375,000)	$0.63
Forfeited	(45,000)	$0.86
Expired	-	-
Outstanding as of September 30, 2008	3,600,000	$1.08	3.34 years	$1,062,000
Exercisable as of September 30, 2008	421,667	$1.35	3.30 years	$37,000

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,600,000	$1.08
Granted	1,517,714	$0.21
Exercised	-	$-
Forfeited	-	$-
Expired	(408,500)	$1.45
Outstanding as of September 30, 2009	4,709,214	$0.76	2.05 years	$12,854
Exercisable as of September 30, 2009	1,719,880	$0.32	2.97 years	$12,854

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2009 and 2008, there were 75,789,348 and 21,846,412 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

Effective for December 2008, new accounting guidance was added relating to business combinations. The objective of this Topic is to enhance the information that an entity provides in our financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in our financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic is not expected to have a material impact on our financial statements and disclosures.

In May 2009, the FASB issued guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was September 30, 2009 for us. The adoption of this Topic did not have a material impact on our financial statements and disclosures.

In June 2009, the FASB issued guidance which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Topic did not have a material impact on our disclosure of the financial statements.

In June 2009, the FASB issued additional guidance which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on our financial statements and disclosures.

In September 2009, the FASB added implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on our financial statements and disclosures.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our financial statements.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  We are currently assessing the future impact of this new accounting update to our financial statements.

In April 2008, the FASB issued an amendment for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations” and other principles under GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This guidance will be effective for us in fiscal year 2010. The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In September 2006, the FASB issued enhanced guidance for using fair value to measure assets and liabilities. This guidance also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. ASC 820 applies whenever other guidance requires or permit assets or liabilities to be measured at fair value. ASC 820 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued additional guidance to exclude ASC 840 “Accounting for Leases” and delays the effective date of ASC 820 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. This additional guidance is effective immediately. We adopted ASC 820 for financial assets and financial liabilities at the beginning of fiscal year 2009. The adoption of this guidance for financial assets and financial liabilities did not impact our results of operations and financial position. The guidance is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is our fiscal year 2010. The adoption of this guidance for nonfinancial assets and nonfinancial liabilities is not expected to significantly impact our results of operations and financial position.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In September 2009, the FASB issued guidance updates and provided amendments to its Fair Value Measurements and Disclosure requirements which permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments, such as the nature of any restriction on the ability to redeem an investment on the measurement date.  This guidance is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This guidance is effective for fiscal years beginning on or after December 15, 2009, and fiscal years within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. This guidance is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted.  The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

(4)	Goodwill and Other Intangible Assets

As of September 30, 2009, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and Bishop Rock Software as follows:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Total
Goodwill	$1,259,995	$1,208,086	$-	$2,468,081
Other Intangible Assets
Trade name	120,000	99,000	10,000	229,000
Software	-	-	380,001	380,001
Customer relationships	-	6,000	-	6,000
Non-compete agreements	2,000	6,000	-	8,000
Total Other Intangible Assets	122,000	111,000	390,001	623,001
Accumulated other intangible asset amortization	(16,500)	19,800)	(90,355)	(126,655)
Total goodwill and other intangible assets, net of amortization	$1,365,495	$1,299,286	$299,646	$2,964,427

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

The total consideration of $4,400,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,725,748.  The Company recorded impairment of $2,343,753 for the fiscal year ended September 30, 2009, resulting in a net goodwill of $1,259,995, as noted in the table above.

The Company recorded $9,000 of amortization expense for Midwest intangible assets during the fiscal year ended September 30, 2009 resulting in a total accumulated amortization of $16,500 and net intangible assets of $105,500.

During March 2009, the parties extended the option period for the purchase of the remaining 49% ownership of Midwest to April 15, 2010.  The Company agreed to give the following consideration to Midwest minority owners to extend this option:

1)	150,000 shares of RemoteMDx common stock valued at $0.13 per share for a total of $19,500.
2)	$75,000 in cash upon execution of the agreement.
3)	$105,000 in cash paid in ten equal payments of $10,500 beginning April 15, 2009 through January 15, 2010.

The expense totaling $199,500 was reported as an acquisition option extension cost under other income (expense) for the fiscal year ended September 30, 2009.

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

The Company recorded $10,800 of amortization expense on intangible assets for Court Programs during the fiscal year ended September 30, 2009 resulting in a total accumulated amortization of $19,800 and net intangible assets of $91,200.

Effective April, 1, 2009, the Company and Court Programs agreed to release Court Programs from an obligation to repay expenses paid on its behalf by the Company in the amount of $147,566 as consideration to extend the option period for the purchase of the remaining 49% ownership of Court Programs to April 15, 2010. The expense of $147,566 was reported as an acquisition option extension cost under other income (expense) for the fiscal year ended September 30, 2009.

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, of Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”) for 2,857,286 shares of the Company’s common stock valued at $0.23 per share valued at $657,176, options to purchase 642,714 shares of the Company’s common stock with an exercise price of $0.09 per share for a value of $114,383 using the Black-Scholes calculation, and $79,268 in debt for a total purchase price of $850,827.  The total consideration of $850,827 less crime-scene correlation software recorded as an asset for $390,001 resulted in goodwill of $460,827.  During the fiscal year ended September 30, 2009, the Company recorded an impairment expense of $460,827, resulting in no more remaining goodwill.

The Company recorded $90,355 of amortization expense on intangible assets for Bishop Rock Software during the fiscal year ended September 30, 2009 resulting in a total accumulated amortization of $90,355 and net intangible assets of $299,646.

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the fiscal years ended September 30, 2009 and 2008, as though the Midwest, Court Programs, and Bishop Rock Software acquisitions had been completed as of the beginning of each period presented:

	Fiscal years Ended September 30,
	2009	2008
Revenues:
Products	$570,749	$2,593,925
Monitoring services	12,055,841	11,322,201
Total revenues	12,626,590	13,916,126
Cost of revenues:
Products	(275,688)	(1,675,212)
Monitoring services	(9,862,925)	(12,261,139)
Impairment of monitoring equipment and parts	(2,319,530)	(570,948)
Total cost of revenues	(12,458,143)	(14,507,299)
Gross margin (deficit)	168,447	(591,173)
Operating expenses:
Selling, general and administrative	(16,701,374)	(36,777,665)
Research and development	(1,777,873)	(4,811,128)
Impairment of goodwill	(2,804,580)	-
Loss from operations	(21,115,380)	(42,179,966)
Other income (expense):
Gain on sale of intellectual property	-	2,400,000
Redemption of SecureAlert Series A Preferred stock	-	(8,372,566)
Interest income	18,187	35,230
Interest expense	(5,012,803)	(1,588,073)
Derivative valuation gain	1,867,007	-
Change from estimate to actual on Series A	95,816	-
Other income (loss)	905,626	314,059
Net loss from continuing operations	(23,241,547)	(49,391,316)
Discontinued operations	-	(414,112)
Net loss	(23,241,547)	(49,805,428)
Dividends on Series A and C Preferred stock	(175)	(345,356)
Net loss attributable to common stockholders	$(23,241,722)	$(50,150,784)
Net loss per common share – basic and diluted	$(0.13)	$(0.36)
Weighted average common shares outstanding – basic and diluted	182,188,000	140,092,000

(5)	Bank Line of Credit

During the fiscal year ended September 30, 2008, the Company paid off a $4,000,000 line of credit and established a line of credit for $3,600,000 with the same bank.  As of September 30, 2008, the outstanding balance of the line of credit was $3,462,285 and it matured on March 1, 2009.  The line of credit was secured by letters of credit for a total of $3,600,000 and SecureAlert’s assets, excluding TrackerPAL™ products. The letters of credit were provided as collateral by six unrelated parties.  During the fiscal year ended September 30, 2009, the Company and the six unrelated parties mutually agreed to pay off the line of credit by calling upon the letters of credit and converting into a senior secured convertible note. (See Note 9)

Additionally, the Company established a new line of credit for $1,000,000 with a bank during the fiscal year ended September 30, 2009.  The interest rate is 3.28% and the line of credit matures on September 22, 2010.  The line of credit is secured by certificates of deposit pledged by the Company’s Chief Executive Officer, Mr. David Derrick.  Interest on the line of credit is due monthly. As of September 30, 2009, the Company owed $252,600.  Subsequent to September 30, 2009, the Company borrowed the remaining $747,400 available under the line of credit.

(6)	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2009:

Accrued foreclosure liability (see Note 7)	$775,000
Accrued payroll, taxes and employee benefits	561,898
Accrued officer compensation	492,280
Accrued consulting	436,054
Accrued interest	382,424
Accrued board of directors fees	300,000
Accrued warranty and manufacturing costs	246,622
Accrued legal and settlement costs	80,208
Accrued research and development costs	45,000
Accrued acquisition extension costs	42,000
Accrued outside services	38,132
Accrued indigent fees	34,130
Accrued cellular costs	27,144
Accrued commissions and other costs	45,788
Total accrued expenses	$3,506,680

Subsequent to September 30, 2009, the Company entered into agreements to exchange approximately 2,099 shares of Series D Preferred stock for the conversion of $1,857,280 of existing accrued expenses shown above.

(7)	Related Party Transactions

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of September 30, 2009, the Company owed $76,022 under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, the Company’s Chief Executive Officer.  Outstanding amounts on the line of credit accrue interest at 11% per annum and are due upon demand.  During the fiscal year ended September 30, 2009, the net decrease under this line of credit was $466,782. This decrease consisted of cash repayments of $739,063 offset, in part, by $272,281 of expenses owed to ADP Management that are reimbursable by the Company.

As of September 30, 2008, the Company owed $542,804 to ADP Management under a line-of-credit agreement.  During the year ended September 30, 2008, the line of credit increased $1,318,433 due to a monthly management fee owed to ADP Management, including salaries for Mr. Derrick and Mr. Dalton, expenses incurred by ADP Management that are reimbursable by the Company of $618,433, and $700,000 in cash. The Company made cash repayments during the year of $975,641.

Related-Party Notes Payable

In November 2008, the Company borrowed $1,000,000 from Mr. Derrick, the Chief Executive Officer of the Company.  The unsecured note payable accrues interest at 15% and was due and payable upon the Company receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  The Company paid to Mr. Derrick a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February 2009, Mr. Derrick loaned an additional $500,000 to the Company resulting in a total of $1,500,000 due to Mr. Derrick.  The Company and Mr. Derrick agreed to extend the due date of the full obligation to February 26, 2010.  As of September 30, 2009, the Company owed $1,500,000 plus $12,197 in accrued interest to Mr. Derrick. Subsequent to September 30, 2009, the Company and Mr. Derrick agreed to convert the note of $1,500,000 into 1,500 shares of Series D Preferred stock.

In September 2008, the Company borrowed $250,000 from Randy Olshen, the former President of SecureAlert.  The unsecured note payable accrued interest at 11%.  As of September 30, 2009, this note was paid in full.

Foreclosure Liability

In July 2009, the Company entered into a promissory note with an unrelated entity in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15% per annum paid quarterly.  As additional consideration for the loan to settle a registration rights dispute, the Company granted the lender 8,000,000 shares of common.  Additionally, a related-party entity, ADP Management, collateralized this note with 5,000,000 shares of the Company’s common stock it owns. In August 2009, the Company defaulted on the loan because it failed to register the 8,000,000 shares of common stock within 30 days of entering into the agreement resulting in the lender foreclosing on the 5,000,000 shares of common stock held as collateral. As of September 30, 2009, the Company accrued $775,000 as a “foreclosure liability” to record the Company’s obligation to repay the 5,000,000 shares of common stock to ADP Management.  Subsequent to September 30, 2009, the Company agreed to issue 833 shares of Series D Preferred stock to ADP Management as payment this liability.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an employee of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received one-year warrants to purchase 2,200,000 shares of the Company common stock at an exercise price of $0.25 per share valued at $43,926. As of September 30, 2009, the outstanding balance owed on the debenture was $250,000 plus $9,452 in accrued interest. Subsequent to September 30, 2009, the Company agreed to issue 250 shares of Series D Preferred stock in exchange for the debenture of $250,000.

Consulting Arrangements

The Company agreed to pay consulting fees to ADP Management for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners.  Under the terms of this agreement, ADP Management was paid a consulting fee of $40,000 per month and the Company agreed to reimburse the expenses incurred by ADP Management (including the salaries of certain of our officers) in the course of performing services under the consulting arrangement. Effective April 1, 2008, ADP Management reduced the consulting fee from $40,000 to $20,000 per month to reflect the resignation of Mr. Dalton as the Company’s President.

The ADP Management agreement also requires ADP Management to pay the salary of Mr. Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company.  The Board of Directors, which at the time did not include Mr. Derrick, approved both of these arrangements.

During the fiscal year ended September 30, 2008, the Company issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP Management.  The Company recorded $240,000 and $60,000 of expense associated with the issuance of these shares during the fiscal years ended September 30, 2009 and September 30, 2008, respectively.  As of September 30, 2009, the remaining deferred compensation was $1,220,000.

(8)	Convertible Promissory Note

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL™ units.  The note, at the lender’s option, may convert into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note bears interest at 8% per annum and matures on January 15, 2010. Interest is due monthly and the principal is due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount and will be expensed over the life of the note. As of September 30, 2009, the outstanding balance due was $2,050,000 with a remaining debt discount balance of $41,556. Subsequent to September 30, 2009, the holders of the convertible promissory note of $2,050,000 agreed to convert the note and the total outstanding accrued interest of $98,414 into 2,149 shares of Series D Preferred stock.

(9)	Senior Secured Convertible Notes

During the year ended September 30, 2009, the Company issued senior secured convertible notes of $3,549,631 to unrelated parties. The proceeds were used to pay off the Company’s line of credit. The interest rate is 15% per annum and the notes mature on March 13, 2010.  Interest is due monthly and the principal is due at maturity.  These notes may convert into shares of the Company’s common stock at a conversion price of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share., or into shares of the SecureAlert’s common stock at the fair market value of the stock at the conversion date.  The Company determined that the embedded conversion features of the notes were subject to derivative accounting treatment (see Note 11). This resulted in a debt discount valued at $853,166. Additionally, with the issuance of these notes, the Company issued 3,549,630 shares of common stock valued at $226,853 recorded as a debt discount. The value of $1,080,019 recorded as a debt discount will be expensed over the life of these notes.  As of September 30, 2009, the outstanding balance of the notes was $3,419,631 with a remaining debt discount balance of $529,109. Subsequent to September 30, 2009, the holders of $2,270,000 of this debt agreed to convert the debt into 2,270 shares of Series D Preferred stock and the remaining debt discount of $529,109 was expensed.

(10)	Series A 15% Debentures

During the fiscal year ended September 30, 2009, the Company received $4,400,000 in cash from the issuance of Series A 15% debentures. Additionally, the Company issued debentures to a consultant in the principal amount of $106,750 for services rendered to the Company.  As of September 30, 2009, the total outstanding balance of the debentures was $4,506,750.  The terms of these debentures are as follows: 1) 15% interest per annum.  Interest is due quarterly and principal is due at maturity, 2) 18-month maturity, 3) for every $1 invested into the debenture the holder received 1 share of the Company’s common stock, and 4) at the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share. The Company determined that the embedded conversion features of the notes were subject to derivative accounting treatment (see Note 11). This resulted in a debt discount valued at $3,130,423.  Additionally, with the issuance of these notes, the Company issued 4,506,750 shares of common stock valued at $265,982 and 2,200,000 warrants valued at $43,926 recorded as a debt discount. This discount will be expensed over the life of the debentures.

In September 2008, the Company sold 4,077,219 shares of common stock at $0.75 per share to an investor.  Shortly following the transaction, the market price of the Company’s common stock fell to approximately $0.20 per share. The Company agreed upon the investor’s investment of an additional $3,000,000 (included in the $4,506,750 discussed in the paragraph above) in the Series A 15% debenture that the Company would issue 9,796,636 additional shares of its common stock to the investor.  Furthermore, the Company agreed to re-price outstanding warrants held by the investor from $1.00 to $0.25 per share and extend the purchase period an additional two years. The issuance of these shares and re-pricing of the warrants attributed an additional $587,248 to the debt discount resulting in a total $3,130,423 in a debt discount to be amortized over the life of the debentures.  During the fiscal year ended September 30, 2009, the Company amortized $1,308,703 of this debt discount and recorded it as interest expense.  As of September 30, 2009, the debt discount balance was $1,821,720.

Subsequent to September 30, 2009, the holders of $4,609,648 of debentures and accrued interest agreed to convert this debt into a total of 4,614 shares of Series D Preferred stock and the remaining debt discount of $1,821,720 was expensed.

(11)	Derivative Liability

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has convertible notes that contain embedded derivative features that require separate valuation from the convertible notes payable.  The Company recognizes these derivatives as liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change.  As of September 30, 2009, the derivative instruments had a fair value of $1,219,426 resulting in a derivative valuation gain of $1,867,007 for the period. The Company did not have any derivatives during the fiscal year ended September 30, 2008.

(12)	Debt Obligations

Debt obligations as of September 30, 2009 and 2008 consisted of the following:

	September 30,
	2009	2008
SecureAlert, Inc.
Unsecured note payable to a former subsidiary bearing interest at 5%. This note was paid in full during the fiscal year ended September 30, 2009.	$-	$598,793

Unsecured notes payable to former SecureAlert stockholders, with interest at 5%, payable in installments of $80,000 per month paid in full as of September 30, 2009.	-	169,676

Note payable for testing equipment with an interest rate of 8%. The note is secured by testing equipment. The note matures on June 9, 2011.	12,228	-

Unsecured note payable with an interest rate of 12%. The note matures on February 1, 2010.	8,728	-

RemoteMDx, Inc.
Unsecured promissory note with an entity bearing an interest rate of 15%. The note matures on December 31, 2010. Interest is paid quarterly and the principal due at maturity. Debt discount at year end was $525,665.	474,335	-

Court Programs, Inc.
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 6.04% and matures on April 6, 2037. The note is secured by monitoring equipment.	225,000	229,100

Unsecured revolving lines of credit with two banks, with interest rates between 6.60% and 13.49%.	16,500	48,499

Automobile loan with a financial institution secured by the vehicle purchased. Interest rate is 7.09% and is due in June 2014.	30,751	-

Unsecured note payable with an interest rate of 8%.	1,492	16,028

Capital leases with an effective interest rate 14.89% that matures in January 2011.	14,898	-

Midwest Monitoring & Surveillance, Inc.
Unsecured revolving line of credit with a bank, with an interest rate of 6.60%	39,224	-

Notes payable to a financial institution bearing interest at 6.37%. Notes mature in July 2011 and July 2016. The notes are secured by property.	185,274	247,675

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	57,344	199,747

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and October 2011.	42,463	43,570

Note payable to a stockholder of Midwest. The note bears interest at 5% maturing in February 2013.	47,704	59,958

Capital leases with effective interest rates that range between 12.9% and 14.7%. Leases mature between June 2014 and September 2014.	126,158	-

Total debt obligations	1,282,099	1,613,046
Less current portion	(272,493)	(465,664)
Long-term debt, net of current portion	$1,009,606	$1,147,382

13)	Preferred Stock

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

Series A 10 % Convertible Non-Voting Preferred Stock
The Company designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred stock ("Series A Preferred stock"). During the year ended September 30, 2009, all 19 outstanding shares of Series A Preferred Stock converted into 9,306 shares of the Company’s common stock.  There were no conversions during the year ended September 30, 2008.

Dividends
The Series A Preferred stock was entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash, additional shares of Series A Preferred stock, or common shares of RemoteMDx at the discretion of the Board of Directors. Dividends were fully cumulative and accrued from the date of original issuance to the holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set.  During the fiscal years ended September 30, 2009 and 2008, the Company recorded $175 and $423 in dividends on Series A Preferred stock, respectively.

Series B Convertible Preferred Stock
The Company designated 2,000,000 shares of preferred stock as Series B Convertible Preferred stock ("Series B Preferred stock"). Each share of Series B Preferred stock was convertible into shares of common stock at an initial rate of $3.00 per share of common. The Company has issued shares of common stock or securities convertible into common stock for consideration per share less than $3.00 per share.  The conversion rate automatically adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock issued. During the fiscal years ended September 30, 2009 and 2008, 10,999 and 2,000 shares of Series B Preferred stock converted into 10,999 and 15,000 shares of common stock, respectively. As of September 30, 2009, there were no shares of Series B Preferred stock outstanding.

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  Subsequent to the fiscal year ended September 30, 2009, the Company agreed to issue a total of 15,986 shares of Series D Preferred stock in consideration for the conversion of $15,723,204 of debt, accrued liabilities and interest and issued an additional 12,200 shares from securities purchase agreements totaling $6,100,000 of which $4,600,000 has been received in cash as of the date of this Report, resulting in a total of 28,186 shares of Series D Preferred stock.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than thirty days following the end of the accrual period.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock commencing after ninety days from the date of issue.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  In addition, on the issues of an increase in the number of shares of common stock the Company is authorized to issue and on the proposal of a reduction in the number of issued and outstanding shares (a reverse split) of the Company’s common stock, holders of the Series D Preferred stock may vote as a class holding the equivalent of 60 percent of the issued and outstanding shares of the common stock, regardless of the number of shares then outstanding.  As of the date of this report, there were 25,186 shares of Series D Preferred stock outstanding.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining stockholders.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

In the event of the liquidation, dissolution or winding up of the affairs of the Company (including in connection with a permitted sale of all or substantially all of the Company’s assets), whether voluntary or involuntary, the holders of shares of Series D Preferred Stock then outstanding will be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount per share equal to original issue price, as adjusted to reflect any stock split, stock dividend, combination, recapitalization and the like with respect to the Series D Preferred Stock.

(14)	SecureAlert Preferred Stock

SecureAlert, Inc. Series A Preferred Shares
During the fiscal year ended September 30, 2007, and pursuant to Board of Directors approval, the Company amended the articles of incorporation of its subsidiary, SecureAlert, Inc. to establish 3,590,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred stock (“SecureAlert Series A Preferred stock”).

Dividends
The holders of shares of SecureAlert Series A Preferred stock were entitled to receive quarterly dividends out of any of SecureAlert’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of SecureAlert, at the rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  For example, if there were an average of 10,000 parolee contracts outstanding during the quarter, the total dividend would be $1,386,000 ($1.54 x 90 days x 10,000 contracts) or $0.386 per share of SecureAlert Series A Preferred stock.  In no case will a dividend be paid if the gross revenue per contract per day to SecureAlert averages less than $4.50.  Dividends will be paid in cash to the holders of record of shares of SecureAlert Series A Preferred stock as they appear on the books and records of SecureAlert on such record dates not less than ten days nor more than sixty days preceding the payment dates thereof, as may be fixed by the Board of Directors of the Company.

During the fiscal years ended September 30, 2009 and 2008, the Company recorded $0 and $344,933 in dividends on SecureAlert Series A Preferred stock.

Convertibility
As a group, all SecureAlert Series A Preferred stock may be converted at the holder’s option at any time into an aggregate of 20% ownership of the common shares of SecureAlert, Inc.

On March 24, 2008, SecureAlert redeemed all outstanding shares of SecureAlert Series A in exchange for 7,434,249 shares of RemoteMDx common stock for a value of $8,549,386.  The former SecureAlert Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of SecureAlert’s parolee contracts calculated in days during the quarter.  This can be paid in either cash or common stock at the Company’s option. The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SecureAlert Series A stockholders.  During the fiscal year ended September 30, 2008, RemoteMDx issued 825,893 shares of common stock as consideration for dividends due to the former SecureAlert Series A stockholders, and recorded a net expense of $8,372,566 from the initial redemption and subsequent quarterly adjustments.  As of September 30, 2009, the Company estimated and accrued $3,148,943 for future and past contingency payments due to former SecureAlert Series A stockholders. Subsequent to September 30, 2009, former holders of SecureAlert Series A Preferred stock agreed to convert an aggregate of $2,261,142 of the future and past contingency payments otherwise payable with respect to the redemption of the SecureAlert Series A Preferred stock for 2,263 shares of Series D Preferred stock.

(15)	Common Stock

Authorized Shares

The Company is authorized to issue up to 250,000,000 shares of common stock.

Common Stock Issuances

During the fiscal year ended September 30, 2009, the Company issued 54,484,728 shares of common stock.  Of these shares, 9,306 shares were issued upon conversion of 19 shares of Series A Preferred stock; 10,999 shares were issued upon conversion of 10,999 shares of Series B Preferred stock; 5,400,000 shares were issued to settle lawsuits and obligations; 25,953,016 shares were issued in connection with debt; 2,254,121 shares were issued for services rendered to the Company valued at $728,874; 3,007,286 shares were issued to purchase Bishop Rock and to extend an option to purchase the remaining percentage of ownership of Midwest; and 17,850,000 shares were issued for net cash proceeds of $3,250,000.

During the fiscal year ended September 30, 2008, the Company issued 28,541,175 shares of common stock.  Of these shares, 15,000 shares were issued upon conversion of 2,000 shares of Series B Preferred stock; 325,000 shares were issued upon settlement of a lawsuit; 360,000 shares were issued for debt; 9,135,000 shares were issued for services in the amount of $14,324,585; 6,177,219 shares were issued for cash proceeds of $5,187,914; 650,000 shares were issued in connection with the acquisition of Midwest and Court Programs; 825,893 shares were issued for SecureAlert Series A Preferred stock dividends; 7,434,249 shares were issued to redeem SecureAlert Series A Preferred stock; and 3,618,814 shares were issued from the exercise of options and warrants.

As of September 30, 2009, the Company was authorized to issue 250,000,000 shares of common stock and 210,365,988 were outstanding.

Subsequent to the fiscal year 2009, the holders of a majority of the issued and outstanding voting securities of the Company consented in writing to an increase of the authorized shares from 250,000,000 to 600,000,000.  The Company intends to file Amended Articles of Incorporation for the Company to the effect the increase in the number of authorized shares as soon as reasonably practical.

(16)	Options and Warrants

Stock Incentive Plan

During the fiscal year ended September 30, 2006, the stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company.  A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the fiscal year ended September 30, 2009, the Company granted 4,931,214 options under this plan as described below.

	Number of Options and Warrants	Exercise Price Per Share

Outstanding as of September 30, 2007	18,887,896	$0.54 to 3.00
Granted	6,752,869	0.59 to 4.05
Expired or cancelled	(296,500)	0.60 to 3.00
Exercised	(3,618,814)	0.54 to 1.73

Outstanding as of September 30, 2008	21,725,451	0.56 to 4.05
Granted	4,931,214	0.09 to 0.30
Expired or cancelled	(1,408,500)	0.60 to 2.15
Exercised	-	-

Outstanding as of September 30, 2009	25,248,165	$0.09 to 4.05

The following table summarizes information about stock options and warrants outstanding as of September 30, 2009:

Options and Warrants				Options and Warrants
Outstanding				Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.00 - $0.60	10,566,849	2.36	$0.37	8,886,849	$0.33
0.61 – 1.60	5,849,400	3.29	1.28	3,944,400	1.24
1.61 – 4.05	8,831,916	0.67	2.03	8,827,582	2.03

As of September 30, 2009, 21,658,831 of the 25,248,165 outstanding options and warrants were vested.

During the fiscal year ended September 30, 2009, the Company issued 4,931,214 options and warrants to purchase common stock as follows:  2,200,000 in connection with the settlement of debt; 1,213,500 granted to consultants for services; 875,000 to employees; and 642,714 in connection with the purchase of Bishop Rock.  All the options and warrants issued during the year vested over the year or immediately. The exercise prices range from $0.09 to $0.30 per share.  The exercise price for the options granted during the fiscal year ended September 30, 2009 were based upon the quoted market price of the Company’s shares on the date of grant. No options or warrants were exercised during the fiscal year ended September 30, 2009.

During the fiscal year ended September 30, 2008, the Company issued 6,752,869 common stock options and warrants as follows: 1,670,000 in connection with the sale of common stock, 1,725,000 to employees (275,000 have vested and 1,450,000 are unvested), 1,169,869 to consultants, and  2,188,000 to the Board of Directors.  The exercise prices range from $0.59 to $4.05 per share.  The exercise price for the options granted during the fiscal year ended September 30, 2008 were based upon the quoted market price of the Company’s shares on the date of grant.

(17)	Deferred Compensation

As of September 30, 2008, deferred compensation in connection with common stock and warrants issued in prior years reflected $3,498,672 of expenses to be recorded in future periods. Of these expenses of $3,498,672, $2,211,266 was recorded as deferred compensation expense during the fiscal year ended September 30, 2009. Additionally, the Company recorded deferred compensation expense of $384,667 related to common stock and warrants issued and fully expensed throughout the fiscal year, resulting in a total of $2,595,933 of deferred compensation expense recorded during the fiscal year ended September 30, 2009.

The issuance of common stock and warrants during the fiscal year ended September 30, 2009 valued at $384,667 is outlined as follows:

•	1,000,000 shares of common stock issued to an entity for services valued at $200,000 or $0.20 per share.
•	900,000 shares of common stock issued to three individuals for paying down the Company’s line of credit valued at $108,000, or $0.12 per share.
•	100,000 shares of common stock issued to an officer of the Company in connection with debt (Note 7: Related-Party Notes Payable) valued at $30,000, or $0.30 per share.
•	213,500 unregistered warrants to an individual for rendering services to the Company valued at $46,667.

As of September 30, 2009, deferred compensation to be expensed in future periods was $1,287,406.

(18)	Income Taxes

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

For the fiscal years ended September 30, 2009 and 2008, the Company incurred net losses of $22,761,102 and $49,339,637, respectively, for income tax purposes.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2009, the Company had net carryforwards available to offset future taxable income of approximately $158,807,000 which will begin to expire in 2017.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

The deferred income tax assets (liabilities) were comprised of the following as or September 30:

	2009	2008

Net loss carryforwards	$53,994,000	$45,367,000
Accruals and reserves	101,000	(99,000)
Contributions	1,000	3,000
Valuation allowance	(54,096,000)	(45,271,000)
	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the fiscal years ended September 30, 2009 and 2008 are as follows:

	2009	2008

Federal income tax benefit at statutory rate	$7,739,000	$16,755,000
State income tax benefit, net of federal income tax effect	1,138,000	2,464,000
Change in estimated tax rate and gain (loss) on non-deductible expenses	(52,000)	(91,000)
Change in valuation allowance	(8,825,000)	(19,128,000)
Benefit for income taxes	$-	$-

The deferred income tax assets (liabilities) and the federal and state income tax benefits reflects an adjustment in calculating the valuation allowance using a tax rate of 15% used in fiscal year ended 2008 to 34% in fiscal year ended 2009.

(19)	Commitment and Contingencies

Legal Matters

Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and SecureAlert: A patent infringement suit was filed against the Company and other defendants in the United States District Court for the Eastern District of Texas on March 19, 2008.  Plaintiffs have alleged that the defendants infringe United States Patent No. RE39,909 ('909 Patent), Tracking System for Locational Tracking of Monitored Persons.  On May 14, 2008, the Company answered the complaint, denying Plaintiffs’ allegations and asserting various affirmative defenses. The Company also asserted a counterclaim for declaratory judgment that the Company has not infringed the '909 Patent and that the patent is invalid. On February 17, 2009 the United States Patent and Trademark Office ("USPTO") granted a request for reexamination of the '909 Patent.  The USPTO is now in the process of reexamining the claims of the '909 Patent. Briefs have been submitted on the issue of claim construction, and the case is currently in discovery. The Markman hearing is set for May of 2011, and trial is set for late 2011. We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC):  The Company filed a patent infringement suit against STOP in the United States District Court for the Central District of California on May 2, 2008.  The Company has asserted that STOP infringes United States Patent No. 7,330,122 for a remote tracking and communication device and method for processing data from the device ("'122 patent"), in which the Company holds all rights and interests.  STOP moved to dismiss the original complaint and also filed an answer and counterclaim.  The motion to dismiss was granted with leave to amend.  The Company filed an amended complaint on August 5, 2008.  The amended complaint seeks damages for infringement according to proof, treble damages, injunctive relief enjoining the infringement, and costs and attorney's fees.  STOP's counterclaim is for declaratory relief, seeking a declaration that STOP has not infringed the '122 patent and that the '122 patent is invalid. The Company filed an answer to the counterclaim.  STOP subsequently filed a motion for summary judgment of non-infringement, which was denied.  STOP’s subsequent motion for reconsideration was also denied.  The parties are currently working on claim construction and discovery issues.  The Markman hearing is currently set for March of 2010.  No trial date has yet been set. The Company intends to vigorously prosecute its claims and defend against the counterclaim.

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

Informal Inquiry.  In March 2008, the Company was advised by letter from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  The inquiry, among other items, relates to the Company’s revenue recognition policy and documents, relationship with stockholders, and business.  The SEC has advised the Company in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  The Company voluntarily disclosed this inquiry in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  There were no material developments in this matter during the fiscal year ended September 30, 2009.

Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2009:

Fiscal Year	Total	SecureAlert	Midwest Monitoring	Court Programs

2010	$418,151	$266,691	$35,555	$115,905
2011	361,588	274,095	27,771	59,722
2012	336,588	278,991	22,473	35,124
2013	285,749	269,922	8,075	7,752
2014	61,018	60,564	454	-
Thereafter	-	-	-	-

Total	$1,463,094	$1,150,263	$94,328	$218,503

The total contractual obligations of $1,463,094 consist of the following: $1,324,432 from facilities operating leases and $138,662 from equipment leases.  During the fiscal years ended September 30, 2009 and 2008, the Company paid approximately $487,000 and $536,000, in lease payment obligations, respectively.

Indemnification Agreements
In November 2001, the Company agreed to indemnify officers and directors of the Company against personal liability incurred by them in the conduct of their duties for the Company. In the event that any of the officers or directors of the Company are sued or claims or actions are brought against them in connection with the performance of their duties and the individual is required to pay an amount, the Company will immediately repay the obligation together with interest thereon at the greater of 10% per year or the interest rate of any funds borrowed by the individual to satisfy their liability.

Cellular Access Agreement
During the fiscal year ended September 30, 2009, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company during the fiscal years ended September 30, 2009 and 2008 was approximately $2,422,541 and $2,940,000, respectively.  These amounts are included in cost of sales.

(20)	Subsequent Events

Subsequent to September 30, 2009, the following events occurred:

1)
On October 30, 2009, the Company issued 1,400,000 shares of common stock to several former holders of SecureAlert Series A Preferred to settle a dispute and an outstanding liability in connection with contingency payments due to the holders.

2)
On November 2, 2009, the Company’s Board of Directors designated 50,000 shares Series D Preferred stock.  The shares accrue dividends at a rate of 8% per annum and may be paid in cash or additional shares of Series D Preferred stock. See note 13. Subsequent to September 30, 2009, the Company agreed to issue a total of 15,986 shares of Series D Preferred stock in exchange for conversion of $15,723,204 in debt, accrued liabilities and interest and an additional 12,200 shares from securities purchase agreements totaling $6,100,000 of which $4,600,000 has been received in cash as of the date of this Report, resulting in a total of 28,186 shares of Series D Preferred stock.

Subsequent events have been evaluated through January 12, 2010, the date these financial statements were issued. No events, other than the events described above, required disclosure.