Form 10-Q
period 2009-12-31
SecureAlert, Inc.
filed 2010-02-16
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153

SecureAlert, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0543981
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification Number)

150 West Civic Center Drive, Suite 400, Sandy, Utah 84070
(Address of principal executive offices                       Zip Code)

(801) 451-6141
(Registrant’s telephone number, including area code)

RemoteMDx, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes    [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    [   ]  Yes  [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes  [X]  No

The number of shares outstanding of the registrant’s common stock as of February 5, 2010 was 211,765,988.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2009	September 30, 2009
Assets
Current assets:
Cash	$418,206	$602,321
Accounts receivable, net of allowance for doubtful accounts of $269,000 and $266,000, respectively	1,521,462	1,441,648
Inventory, net of reserve of $83,092 and $83,092, respectively	602,817	603,329
Prepaid expenses and other	150,002	275,390
Total current assets	2,692,487	2,922,688
Property and equipment, net of accumulated depreciation of $2,637,428 and $2,525,180, respectively	1,197,558	1,313,306
Monitoring equipment, net of accumulated depreciation of $2,947,198 and $2,944,197, respectively	1,282,826	1,316,493
Goodwill	2,468,081	2,468,081
Intangible assets, net of amortization of $162,605 and $126,655, respectively	460,396	496,346
Other assets	111,054	76,675
Total assets	$8,212,402	$8,593,589

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	December 31, 2009	September 30, 2009
Liabilities and Stockholders’ Deficit
Current liabilities:
Bank line of credit	$999,437	$252,600
Accounts payable	2,239,602	2,339,786
Accrued liabilities	3,746,959	3,506,680
Advances to purchase Series D Preferred stock	1,000,000	-
Deferred revenue	46,148	56,858
SMI Series A Preferred stock redemption obligation	3,007,985	3,148,943
Related-party line of credit and notes	1,500,000	1,576,022
Promissory notes payable, net of debt discount of $5,826 and $41,556, respectively	2,044,174	2,008,444
Senior secured note payable, net of debt discount of $232,292 and $529,109, respectively	3,187,339	2,890,522
Current portion of Series A 15% debentures, net of debt discount of $1,111,742 and $1,272,189, respectively	2,970,008	2,127,811
Derivative liability	1,747,453	1,219,426
Current portion of long-term debt	610,633	272,493
Total current liabilities	23,099,738	19,399,585
Series A 15% debentures, net of debt discount of $156,881 and $549,531, respectively, net of current portion	243,119	557,219
Long-term debt, net of current portion, net of debt discount of $419,842 and $525,665, respectively	1,912,241	1,009,606
Total liabilities	25,255,098	20,966,410

Stockholders’ deficit:
Common stock, $0.0001 par value: 250,000,000 shares authorized; 211,765,988 and 210,365,988 shares outstanding, respectively	21,177	21,037
Additional paid-in capital	195,533,344	194,659,044
Deferred compensation	(1,306,518)	(1,287,406)
Accumulated deficit	(211,290,699)	(205,765,496)
Total stockholders’ deficit	(17,042,696)	(12,372,821)
Total liabilities and stockholders’ deficit	$8,212,402	$8,593,589

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Revenues:
Products	$50,370	$352,750
Monitoring services	3,146,253	2,869,547
Total revenues	3,196,623	3,222,297
Cost of revenues:
Products	14,621	239,467
Monitoring services	1,951,117	2,875,990
Total cost of revenues	1,965,738	3,115,457
Gross profit	1,230,885	106,840
Operating expenses:
Selling, general and administrative (including $696,998 and $865,404, respectively, of compensation expense paid in stock or stock options/ warrants)	3,472,775	4,089,273
Settlement expense	1,150,000	-
Research and development	287,717	492,403
Loss from operations	(3,679,607)	(4,474,836)
Other income (expense):
Currency exchange rate loss	(5,937)	-
Redemption of SMI Series A Preferred	35,681	18,715
Interest income	6,607	1,682
Interest expense (including $991,467 and $221,404, respectively, paid in stock or stock options / warrants)	(1,463,142)	(479,745)
Derivative valuation loss	(528,027)	-
Other income (expense), net	109,222	25
Net loss	(5,525,203)	(4,934,159)
Dividends on Series A Preferred stock	-	(113)
Net loss attributable to common stockholders	$(5,525,203)	$(4,934,272)
Net loss per common share, basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding, basic and diluted	211,309,000	156,631,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,525,203)	$(4,934,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351,052	400,614
Common stock issued for services	-	425,000
Amortization of deferred financing and consulting costs	206,518	661,808
Non-cash compensation related to re-pricing of stock options	490,340	-
Amortization of debt discount	991,467	-
Settlement expense	1,150,000	-
Redemption of SecureAlert series A preferred stock	(35,681)	(18,715)
Increase in related-party line of credit for services	48,978	81,764
Derivative liability valuation loss	528,027	-
Changes in operating assets and liabilities:
Accounts receivable, net	(79,814)	(219,152)
Deposit released from escrow	-	500,000
Inventories	512	(170,953)
Prepaid expenses and other assets	127,009	(60,777)
Accounts payable	(100,184)	522,552
Accrued liabilities	293,472	115,859
Deferred revenue	(10,710)	8,958
Net cash used in operating activities	(1,564,217)	(2,687,201)

Cash flows from investing activities:
Purchase of property and equipment	(20,305)	(120,483)
Purchase of monitoring equipment	(146,200)	(444,733)
Disposal of property and equipment	1,195	-
Disposal of monitoring equipment	14,108	2,267
Net cash used in investing activities	(151,202)	(562,949)

Cash flows from financing activities:
Principal payments on related-party line of credit	(125,000)	(9,428)
Proceeds from issuance of related-party note payable	-	1,000,000
Principal payments on notes payable	(65,943)	(175,064)
Net borrowings on bank line of credit	746,837	117,009
Proceeds from notes payable	410	22,366
Proceeds to purchase Series D Preferred stock	1,000,000	-
Proceeds from issuance of common stock, net of commissions	-	100,000
Proceeds from Series A 15% debenture, net of commissions	-	200,000
Payment on Series A 15% debenture	(25,000)	-
Net cash provided by financing activities	1,531,304	1,254,883
Net decrease in cash	(184,115)	(1,995,267)
Cash, beginning of period	602,321	2,782,953
Cash, end of period	$418,206	$787,686

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended December 31,
	2009	2008

Cash paid for interest	$144,804	$251,189

Supplemental schedule of non-cash investing and financing activities:
Series A Preferred stock dividends	$-	$113
Issuance of 0 and 300,000 shares of common stock for deferred financing costs, respectively	-	82,000
Note payable issued to acquire monitoring equipment	30,000	-
Note payable issued to acquire property and equipment	20,485	-
Issuance of 1,400,000, and 0 shares of common stock for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	158,469	-
Issuance of 2,000,000 and 0 stock options, respectively, for deferred consulting	225,630	-

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. (formerly RemoteMDx, Inc.) and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2009, and results of its operations for the three months ended December 31, 2009 and 2008.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results of operations for the three months ended December 31, 2009 may not be indicative of the results for the fiscal year ending September 30, 2010.

(2)	GOING CONCERN

The Company has incurred recurring net losses, negative cash flows from operating activities, and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to achieve successful operations, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.

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

To lessen the Company’s cash burden and to raise additional capital, during the three months ended and subsequent to December 31, 2009, the Company entered into agreements to issue 15,986 shares of Series D Convertible Preferred stock in exchange for conversion of $15,723,204 in debt, accrued liabilities and interest and agreed to issue an additional 12,200 shares under securities purchase agreements for cash proceeds totaling $6,100,000 of which $4,600,000 has been received in cash as of the date of this Report, resulting in a total of 28,186 shares of Series D Preferred stock (see Note 20).

(3)           PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of SecureAlert and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(4)           RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued additional guidance which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in the Company’s financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the future impact of this new accounting update to its financial statements.

In April 2008, the FASB issued an amendment for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations” and other principles under GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted this guidance as of October 1, 2009 which did not significantly impact its results of operations and financial position as of December 31, 2009.

In September 2006, the FASB issued enhanced guidance for using fair value to measure assets and liabilities. This guidance also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. This new guidance applies whenever other guidance requires or permits assets or liabilities to be measured at fair value. This does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued additional guidance to exclude previous guidance on  “Accounting for Leases” and delays the effective date of the this new guidance by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. This additional guidance is effective immediately. The Company adopted this for financial assets and financial liabilities at the beginning of fiscal year 2009. The adoption of this guidance for financial assets and financial liabilities did not impact our results of operations and financial position. The guidance is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is our fiscal year 2010. The adoption of this guidance for nonfinancial assets and nonfinancial liabilities is not expected to significantly impact the Company’s results of operations and financial position.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The adoption of this guidance is not expected to significantly impact the Company’s results of operations and financial position.

In September 2009, the FASB issued guidance updates and provided amendments to its Fair Value Measurements and Disclosure requirements which permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments, such as the nature of any restriction on the ability to redeem an investment on the measurement date.  This guidance is effective for interim and annual periods ending after December 15, 2009. Early application was permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company adopted this guidance for the three months ended December 31, 2009 which did not significantly impact the Company’s results of operations and financial position.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This new guidance is effective for fiscal years beginning on or after December 15, 2009, and fiscal years within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements and early application is not permitted.  The adoption of this guidance is not expected to significantly impact the Company’s results of operations and financial position.

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2009 and 2008, the Company did not find any indicators of impairment nor did it impair any long-lived assets.

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

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants and shares issuable upon conversion of debt. As of December 31, 2009 and 2008, there were 96,072,569 and 20,491,912 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2009, consisted of 51,824,404 shares of common stock from the potential conversion of $10,560,828 of debt and accrued interest, and 20,248,165 shares underlying options and warrants.  Of the 20,248,165 shares underlying options and warrants, 16,933,831 shares underlie options and warrants which have vested and 3,314,334 shares underlie options and warrants which have not yet vested.  The remaining common stock equivalents consist of 4,000 Series D Preferred stock options that when converted would result in 24,000,000 shares of the Company’s common stock.

(8)           STOCK-BASED COMPENSATION

For the three months ended December 31, 2009 and 2008, the Company calculated compensation expense of $160,933 and $33,703 respectively related to the vesting of stock options granted in prior years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted no stock options to employees during the three months ended December 31, 2009 and 2008.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

A summary of stock option activity for the three months ended December 31, 2009 is presented below:
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	4,709,214	$0.76
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	-	$-
Outstanding as of December 31, 2009	4,709,214	$0.38	2.45 years	$69,313
Exercisable as of December 31, 2009	2,969,880	$0.24	3.04 years	$69,313

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of products that are available for sale and raw materials used in the manufacturing of TrackerPAL™ devices.  Completed TrackerPAL™ devices are reflected in Monitoring Equipment.  As of December 31, 2009 and September 30, 2009, respectively, inventory consisted of the following:

	December 31, 2009	September 30, 2009
Raw materials	$685,909	$686,421
Reserve for damaged or obsolete inventory	(83,092)	(83,092)
Total inventory, net of reserves	$602,817	$603,329

(10)         PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2009 and September 30, 2009, were as follows:
	December 31, 2009	September 30, 2009
Equipment, software and tooling	$2,747,327	$2,742,537
Automobiles	297,368	305,658
Building and land	377,555	377,555
Leasehold improvements	127,912	127,912
Furniture and fixtures	284,824	284,824
	3,834,986	3,838,486
Accumulated depreciation	(2,637,428)	(2,525,180)

Property and equipment, net of accumulated depreciation	$1,197,558	$1,313,306

Depreciation expense for the three months ended December 31, 2009 and 2008, was $119,343 and $175,260, respectively.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2009 and 2008, the Company disposed of property and equipment with a net book value of $1,195 and $0, respectively.

(11)         MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2009 and September 30, 2009, was as follows:
	December 31, 2009	September 30, 2009
Monitoring equipment	$4,230,024	$4,260,690
Less: accumulated depreciation	(2,947,198)	(2,944,197)
Total	$1,282,826	$1,316,493

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Depreciation expense for the three months ended December 31, 2009 and 2008 was $195,758 and $220,405, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2009 and 2008, the Company disposed of monitoring equipment and parts with a net book value of $14,108 and $2,267, respectively.

(12)         GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2009, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and Bishop Rock Software as follows:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Total
Goodwill	$1,259,995	$1,208,086	$-	$2,468,081
Other intangible assets
Trade name	120,000	99,000	10,000	229,000
Software	-	-	380,001	380,001
Customer relationships	-	6,000	-	6,000
Non-compete agreements	2,000	6,000	-	8,000
Total other intangible assets	122,000	111,000	390,001	623,001
Accumulated amortization	(18,542)	(21,875)	(122,188)	(162,605)
Other intangible assets, net of accumulated amortization	103,458	89,125	267,813	460,396
Total goodwill and other intangible assets, net of amortization	$1,363,453	$1,297,211	$267,813	$2,928,477

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Midwest Monitoring & Surveillance (“Midwest”).  Like the Company’s operations prior to the acquisition of interest, Midwest provides electronic monitoring for individuals on parole.  The total consideration for the purchase of Midwest was $4,400,427 comprised of notes payable of $1,800,000, shares of common stock valued at $1,752,000 (438,000 shares valued at $4.00 per share), transaction costs of $31,497, and long-term liabilities assumed of $816,930.

The total consideration of $4,400,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,725,748.  The Company recorded impairment of $2,343,753 for the fiscal year ended September 30, 2009, resulting in a net goodwill of $1,259,995, as noted in the table above.

The Company recorded $2,042 of amortization expense for Midwest intangible assets during the three months ended December 31, 2009 resulting in a total accumulated amortization of $18,542 and net intangible assets of $103,458.

During March 2009, the parties extended the option period for the purchase of the remaining 49% ownership of Midwest to April 15, 2010.  The Company agreed to give the following consideration to Midwest minority owners to extend this option:

1)	150,000 shares of SecureAlert common stock valued at $0.13 per share for a total of $19,500.

2)	$75,000 in cash upon execution of the agreement.

3)	$105,000 in cash paid in ten equal payments of $10,500 beginning April 15, 2009 through January 15, 2010.

The expense totaling $199,500 was reported as an acquisition option extension cost under other income (expense) for the fiscal year ended September 30, 2009.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”).  Similar to the Company’s operations prior to the acquisition of interest, Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The total consideration for the purchase of Court Programs was $1,527,743 comprised of a note payable of $300,000, shares of common stock valued at $847,500 (212,000 shares valued at approximately $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $334,919.  The total consideration of $1,527,743 less the tangible assets acquired of $208,658 resulted in an excess over net book value of $1,319,086.  The excess over net book value was allocated as noted in the table above.

The Company recorded $2,075 of amortization expense on intangible assets for Court Programs during the three months ended December 31, 2009 resulting in a total accumulated amortization of $21,875 and net intangible assets of $89,125.

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

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, in Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”) for 2,857,286 shares of the Company’s common stock valued at $0.23 per share valued at $657,176, options to purchase 642,714 shares of the Company’s common stock with an exercise price of $0.09 per share for a value of $114,383 using the Black-Scholes calculation, and $79,268 in debt for a total purchase price of $850,827.  The total consideration of $850,827 less crime-scene correlation software recorded as an asset for $390,001 resulted in goodwill of $460,827.  During the fiscal year ended September 30, 2009, the Company recorded an impairment expense of $460,827, resulting in no more remaining goodwill.

The Company recorded $31,833 of amortization expense on intangible assets for Bishop Rock Software during the three months ended December 31, 2009 resulting in a total accumulated amortization of $122,188 and net intangible assets of $267,813.

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three months ended December 31, 2009 and 2008, as though the Bishop Rock Software acquisition had been completed as of the beginning of each period presented:

	Three Months Ended December 31,
	2009	2008
Revenues:
Products	$50,370	$360,250
Monitoring services	3,146,253	2,869,547
Total revenues	3,196,623	3,229,797
Cost of revenues:
Products	14,621	239,467
Monitoring services	1,951,117	2,875,990
Total cost of revenues	1,965,738	3,115,457
Gross margin	1,230,885	114,340
Operating expenses:
Selling, general and administrative (including $696,998 and $865,404, respectively, of compensation expense paid in stock or stock options/ warrants	3,472,775	4,244,987
Settlement expense	1,150,000	-
Research and development	287,717	492,403
Loss from operations	(3,679,607)	(4,623,050)
Other income (expense):
Currency exchange rate loss	(5,937)	-
Redemption of SecureAlert Series A Preferred	35,681	18,715
Interest income	6,607	1,682
Interest expense (including $991,467 and $221,404, respectively, of compensation expense paid in stock)	(1,463,142)	(479,745)
Derivative valuation gain (loss)	(528,027)	-
Other income (expense), net	109,222	25
Net loss	(5,525,203)	(5,082,373)
Dividends on Series A Preferred stock	-	(113)
Net loss attributable to common stockholders	$(5,525,203)	$(5,082,486)
Net loss per common share, basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding, basic and diluted	211,309,000	156,631,000

(13)         ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
Accrued officer compensation	$792,280	$492,280
Accrued foreclosure liability	775,000	775,000
Accrued interest	709,295	382,424
Accrued payroll, taxes and employee benefits	444,475	561,898
Accrued board of directors fees	360,000	300,000
Accrued warranty and manufacturing costs	210,622	246,622
Accrued consulting	115,053	436,054
Accrued outside services	79,693	38,132
Accrued legal and settlement costs	66,665	80,208
Accrued research and development costs	45,000	45,000
Accrued indigent fees	40,778	34,130
Accrued cellular costs	29,760	27,144
Accrued acquisition extension costs	-	42,000
Accrued commissions and other costs	78,338	45,788
Total accrued expenses	$3,746,959	$3,506,680

(14)	CONVERTIBLE PROMISSORY NOTE

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL™ units.  The note, at the lender’s option, may convert into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note bears interest at 8% per annum and matures on January 15, 2010. Interest is due monthly and the principal is due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount and will be expensed over the life of the note. As of December 31, 2009 and September 30, 2009, the outstanding balance due was $2,050,000 with a remaining debt discount balance of $5,826 and, $41,556 respectively. Subsequent to December 31, 2009, the holders of the convertible promissory note converted the note, including the principal and accrued interest of $98,414 into 2,149 shares of Series D Preferred stock.

(15)	SENIOR SECURED CONVERTIBLE NOTES

During the fiscal year ended September 30, 2009, the Company issued senior secured convertible notes of $3,549,631 to unrelated parties. The proceeds were used to pay off the Company’s line of credit. The interest rate is 15% per annum and the notes mature on March 13, 2010.  Interest is due monthly and the principal is due at maturity.  These notes may convert into shares of the Company’s common stock at a conversion price of $0.20 per share or into shares of common stock of a subsidiary of the Company at the fair market value of the stock at the conversion date.  The Company determined that the embedded conversion features of the notes were subject to derivative accounting treatment (see Note 17). This resulted in a debt discount valued at $853,166. Additionally, with the issuance of these notes, the Company issued 3,549,630 shares of common stock valued at $226,853 recorded as a debt discount. The value of $1,080,019 recorded as a debt discount will be expensed over the life of these notes.  As of December 31, 2009 and September 30, 2009, the outstanding balance of the notes was $3,419,631 with a remaining debt discount balance of $232,292 and $529,109, respectively. Subsequent to December 31, 2009, the holders of $2,270,000 of this debt converted the debt into 2,270 shares of Series D Preferred stock.

(16)	SERIES A 15% DEBENTURES

During the fiscal year ended September 30, 2009, the Company received $4,400,000 in cash from the issuance of Series A 15% debentures. Additionally, the Company issued debentures to a consultant in the principal amount of $106,750 for services rendered to the Company.  As of December 31, 2009 and September 30, 2009, the total outstanding balance of the debentures was $4,481,750 and $4,506,750, respectively.  The debentures earned interest at a rate of 15% interest per annum, with interest due quarterly and principal due at maturity 18 months after issuance.  In addition, for every $1 invested in the debenture the holder received one share of the Company’s common stock.  At the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share. The Company determined that the embedded conversion features of the debentures were subject to derivative accounting treatment (see Note 17). This resulted in a debt discount valued at $3,130,423.  Additionally, with the issuance of these notes, the Company issued 4,506,750 shares of common stock valued at $265,982 and 2,200,000 warrants valued at $43,926 recorded as a debt discount. This discount will be expensed over the life of the debentures.

In September 2008, the Company sold 4,077,219 shares of common stock at $0.75 per share to an investor.  Shortly following the transaction, the market price of the Company’s common stock fell to approximately $0.20 per share. The Company agreed upon the investor’s investment of an additional $3,000,000 (included in the $4,506,750 discussed in the paragraph above) in the Series A 15% debenture that the Company would issue 9,796,636 additional shares of its common stock to the investor.  Furthermore, the Company agreed to re-price outstanding warrants held by the investor from $1.00 to $0.25 per share and extend the purchase period an additional two years. The issuance of these shares and re-pricing of the warrants attributed an additional $587,248 to the debt discount resulting in a total $3,130,423 in a debt discount to be amortized over the life of the debentures.  During the three months ended December 31, 2009, the Company amortized $553,097 of this debt discount and recorded it as interest expense.  As of December 31, 2009 and September 30, 2009, the debt discount balance was $1,268,623 and $1,821,720, respectively.

Subsequent to December 31, 2009, the holders of debentures of $4,609,648 in principal and accrued interest converted this debt into a total of 4,614 shares of Series D Preferred stock.

(17)         DERIVATIVES

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has convertible notes and debentures that contain embedded derivative features that require separate valuation from the convertible instruments.  The Company recognizes these derivatives as liabilities on its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change.  As of December 31, 2009 and September 30, 2009, the derivative liabilities had a fair value of $1,747,453 and $1,219,426, respectively, resulting in a derivative valuation loss of $528,027 for the three months ended December 31, 2009.  The Company did not have any derivatives during the three months ended December 31, 2008.

(18)         DEBT OBLIGATIONS

Debt obligations as of December 31, 2009 and September 30, 2009, consisted of the following:

	December 31, 2009	September 30, 2009
SecureAlert Monitoring, Inc.
Note payable for testing equipment with an interest rate of 8%. The note is secured by testing equipment. The note matures on June 9, 2011.	$11,094	$12,228

Unsecured note payable with an interest rate of 12%. The note matures on February 1, 2010.	4,401	8,728

Note payable for computer equipment with an interest rate of 10%. The note is secured by computer equipment. The note matures on December 18, 2012.	20,485	-
SecureAlert, Inc.
Settlement fee obligation reflects the net amount payable to Satellite Tracking of People, L.L.C. in consideration of the dismissals of the Texas litigation and the California litigation (see Note 23). The Company is required to make quarterly payments requiring a final payment on December 1, 2012.	1,150,000	-

Unsecured promissory note with an entity bearing an interest rate of 15%. The note matures on December 31, 2010. Interest is paid quarterly and the principal due at maturity. As of December 31, 2009, the debt discount was $419,842.	580,158	474,335

Court Programs, Inc.
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 4% and matures on April 6, 2037. The note is secured by monitoring equipment.	223,386	225,000

Unsecured revolving line of credit with a bank with an interest rate of 9.24%.	15,000	16,500

Automobile loan with a financial institution secured by the vehicle purchased. Interest rate is 7.09% and is due in June 2014.	29,243	30,751

Unsecured note payable with an interest rate of 8%.	942	1,492

Capital lease with an effective interest rate 14.89% that matures in January 2011.	12,323	14,898

Capital lease with an interest rate of 14.12% that matures on November 15, 2012.	28,985	-

Midwest
Unsecured revolving line of credit with a bank, with an interest rate of 9.25%.	39,534	39,224

Notes payable to a financial institution bearing interest at 6.37%. Notes mature in July 2011 and July 2016. The notes are secured by property.	168,338	185,274

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	38,217	57,344

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and October 2011.	36,117	42,463

Note payable to a stockholder of Midwest. The note bears interest at 5% maturing in February 2013.	44,532	47,704

Capital leases with effective interest rates that range between 12.9% and 14.7%. Leases mature between June 2014 and September 2014.	120,119	126,158
Total debt obligations	$2,522,874	$1,282,099
Less current portion	(610,633)	(272,493)
Long-term debt, net of current portion	$1,912,241	$1,009,606

(19)	RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of December 31, 2009 and September 30, 2009, the Company owed $0 and $76,022, respectively, under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, the Company’s Chief Executive Officer.  Outstanding amounts on the line of credit accrued interest at 11% per annum and were due upon demand.  During the three months ended December 31, 2009, the Company repaid and ended the remainder of the line-of-credit which consisted of cash repayments of $125,000 offset, in part, by $48,978 of expenses owed to ADP Management that are reimbursable by the Company.

Related-Party Notes Payable

As of December 31, 2009 and September 30, 2009, the Company owed $1,500,000 in principal plus $47,158 and $12,197, respectively, in accrued interest to Mr. Derrick on an unsecured note payable.  Total proceeds from the note were $1,500,000, which accrues interest at 15% and is due on February 26, 2010. Subsequent to December 31, 2009, Mr. Derrick converted the note into 1,500 shares of Series D Preferred stock.

Foreclosure Liability

In July 2009, the Company entered into a promissory note with an unrelated entity in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15% per annum paid quarterly.  As additional consideration for the loan and to settle a registration rights dispute, the Company granted the lender 8,000,000 shares of common stock.  Additionally, ADP Management collateralized this note with 5,000,000 shares of the Company’s common stock it owns. In August 2009, the Company defaulted on the loan because it failed to register the 8,000,000 shares of common stock within 30 days of entering into the agreement resulting in the lender foreclosing on the 5,000,000 shares of common stock owned by ADP Management and held as collateral. As of December 31, 2009 and September 30, 2009, the Company accrued $775,000 as a “foreclosure liability” to record the Company’s obligation to repay the 5,000,000 shares of common stock to ADP Management.  Subsequent to December 31, 2009, the Company issued 833 shares of Series D Preferred stock to ADP Management to repay this liability.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an officer of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received one-year warrants to purchase 2,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share, valued at $43,926. As of December 31, 2009 and September 30, 2009, the outstanding balance owed on the debenture was $250,000 plus $2,465 and $9,452, respectively, in accrued interest. Subsequent to December 31, 2009, the Company issued 250 shares of Series D Preferred stock and the debenture was converted to equity.

Consulting Arrangements

The Company has agreed to pay consulting fees to ADP Management for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners.  Under the terms of this agreement, ADP Management is paid a consulting fee of $20,000 per month and the Company agrees to reimburse the expenses incurred by ADP Management in the course of performing services under the consulting arrangement.

The ADP Management agreement also requires ADP Management to pay the salary of Mr. Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company.  The Board of Directors, with Mr. Derrick abstaining, approved both of these arrangements.

During the fiscal year ended September 30, 2008, the Company issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP Management.  The Company recognized $60,000 of expense associated with the issuance of these shares during each of the three months ended December 31, 2009 and 2008.  As of December 31, 2009, the remaining deferred compensation was $1,160,000.

(20)         PREFERRED STOCK

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

Series A 10 % Convertible Non-Voting Preferred Stock
The Company designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred stock ("Series A Preferred stock"). During the fiscal year ended September 30, 2009, all 19 outstanding shares of Series A Preferred Stock converted into 9,306 shares of the Company’s common stock. As of December 31, 2009, there were no shares of Series A Preferred stock outstanding.

Dividends
The Series A Preferred stock was entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash, additional shares of Series A Preferred stock, or common shares of SecureAlert at the discretion of the Board of Directors. Dividends were fully cumulative and accrued from the date of original issuance to the holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set.  During the three months ended December 31, 2008, the Company recorded $113 in dividends on Series A Preferred stock.

Series B Convertible Preferred Stock
The Company designated 2,000,000 shares of preferred stock as Series B Convertible Preferred stock ("Series B Preferred stock"). Each share of Series B Preferred stock was convertible into shares of common stock at an initial rate of $3.00 per share of common. The Company has issued shares of common stock or securities convertible into common stock for consideration per share less than $3.00 per share.  The conversion rate automatically adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock issued. During the fiscal year ended September 30, 2009, 10,999 shares of Series B Preferred stock converted into 10,999 shares of common stock. As of December 31, 2009, there were no shares of Series B Preferred stock outstanding.

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  Subsequent to the three months ended December 31, 2009, the Company issued a total of 15,986 shares of Series D Preferred stock in consideration for the conversion of $15,723,204 of debt, accrued liabilities and interest and issued an additional 9,200 shares from securities purchase agreements for $4,600,000 in cash.  Additionally, the Company received a subscription to purchase 3,000 shares of Series D Preferred stock, but has not yet received the $1,500,000 of funds for this purchase.  As of the date of this report, there were 25,186 Series D Preferred shares outstanding.

Dividends
The Series D Preferred stock is entitled to dividends at a rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than thirty days following the end of the accrual period.

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

Series D Preferred Stock Options
As of December 31, 2009, 4,000 Series D Preferred stock options were vested with an exercise price of $500.00 per share.  The Company issued all of the outstanding options during the three months ended December 31, 2009 in connection with a financial advisory service agreement to restructure debt and raise additional capital.

SecureAlert Monitoring, Inc. (formerly SecureAlert, Inc.) Series A Preferred Shares
During the fiscal year ended September 30, 2007, and pursuant to Board of Directors approval, the Company amended the articles of incorporation of its subsidiary, SecureAlert Monitoring, Inc. (“SMI”) to designate 3,590,000 shares of preferred stock as Series A Convertible Redeemable Non-Voting Preferred stock (“SMI Series A Preferred stock”).

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A Preferred stock in exchange for 7,434,249 shares of the Company’s common stock for a value of $8,549,386.  The former SMI Series A stockholders are entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number parolee contracts calculated in days during the quarter.  This can be paid in either cash or common stock at the Company’s option. The Company will make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A stockholders.  As of December 31, 2009 and September 30, 2009, the Company estimated and accrued $3,007,985 and $3,148,943, respectively, for future and past contingency payments due to former SMI Series A stockholders. Subsequent to December 31, 2009, former holders of SMI Series A Preferred stock agreed to convert an aggregate of $2,261,142 of the future and past contingency payments otherwise payable with respect to the redemption of the SMI Series A Preferred stock for 2,263 shares of Series D Preferred stock.

During the three months ended December 31, 2009 and 2008, the Company recorded $35,681 and $18,715 in other income, respectively, to reflect the change between the estimated and actual contingency payments.  During the three months ended December 31, 2009, the Company issued 1,400,000 shares of common stock to satisfy $158,469 in dividends on SMI Series A Preferred stock.

(21)         COMMON STOCK

During the three months ended December 31, 2009, the Company issued 1,400,000 shares of common stock valued at $158,469 to a former SMI Series A Preferred stockholder in connection with the settlement of certain obligations in connection with the redemption of the stockholder’s SMI Series A Preferred stock.

Subsequent to the three months ended December 31, 2009, the holders of a majority of the issued and outstanding voting securities of the Company consented in writing to an increase of the authorized common shares from 250,000,000 to 600,000,000.  The Company intends to file Amended Articles of Incorporation for the Company to the effect the increase in the number of authorized shares as soon as reasonably practical.

Common Stock Options and Warrants

As of December 31, 2009, 16,933,831 of the 20,248,165 outstanding options and warrants were vested with a weighted average exercise price of $0.37 per share.

During the three months ended December 31, 2009, the Company issued 2,000,000 warrants to purchase common stock in connection with a third party consulting service agreement.  Of the 2,000,000 warrants issued during the three months ended December 31, 2009, 1,000,000 vested at an exercise price of $0.15 per share.  The exercise price for the options granted during the three months ended December 31, 2009, was based upon the quoted market price of the Company’s shares on the date of grant.

(22)	SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the following events occurred:

1)
The Company granted to each previously existing non-executive member of the board of directors warrants to purchase 250,000 shares of common stock at an exercise price of $0.13 per share for past and future services from October 1, 2009 to December 31, 2010, totaling 750,000 warrants.  Additionally, the Company granted to each new non-executive member of the board of directors warrants to purchase 200,000 shares of common stock at an exercise price of $0.13 per share for future services from January 1, 2010 to December 31, 2010, totaling 400,000 warrants.

2)
The Company settled the Texas and California lawsuits with Satellite Tracking of People, L.L.C. for $1,150,000 in cash to be paid over three years.  As part of the settlement agreement the parties also entered into cross-licensing arrangements covering certain patents held by each party.

3)
The Company, RemoteMDx, Inc.,  filed an amendment to its Articles of Incorporation changing its corporate name to SecureAlert, Inc.  Additionally, the Company's subsidiary, SecureAlert, Inc., filed an amendment to its Articles of Incorporation changing its corporate name to SecureAlert Monitoring, Inc.

Subsequent events have been evaluated through February 12, 2010, the date these financial statements were issued.  No events, other than the events described above, required disclosure.

(23)         COMMITMENTS AND CONTINGENCIES

Legal Matters

Subsequent to December 31, 2009, the Company settled two lawsuits, Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and RemoteMDx, Inc. and RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC). Under the terms of the settlement agreement, these cases were dismissed and the Company agreed to pay STOP over three years $1,150,000, which has been accrued as of December 31, 2009. The settlement agreement also included cross-licensing provisions pursuant to which the Company licensed STOP to utilize certain of its patents and STOP licensed the Company to use certain of its patents that were the subject matter of these two lawsuits.

Frederico and Erica Castellanos, v. Volu-Sol, Inc.  On August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County.  The complaint names twenty-four defendants and one hundred unnamed Doe Defendants.  The complaint asserts claims for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, breach of implied warranties, and loss of consortium based on Mr. Castellanos' alleged exposure to certain chemicals during the course of his employment.  One of the original named defendants was identified as Logos Scientific, Inc.  On September 4, 2008, Plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1.  Volu-Sol, Inc. was the original name of SecureAlert, Inc.  The Company intends to vigorously defend itself against Castellanos’ claims.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Cellular Access Agreement
During the fiscal year ended September 30, 2009, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company under these agreements during the three months ended December 31, 2009 and 2008, was approximately $423,226 and $787,725, respectively.  These amounts are included in cost of sales.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  Generally, the statements contained in this report that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto that are contained in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2009, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “SecureAlert,” “we,” “our,” “us,” refer to SecureAlert, Inc., a Utah corporation formerly known as RemoteMDx, Inc.

General

SecureAlert and subsidiaries market and deploy offender management programs, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the market leader for delivering offender management solutions that integrate interaction technologies.  We believe that we currently deliver the only offender management technology which integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system with siren capabilities into a single device, deployable on offenders worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant individuals with an accountable opportunity to be “free from prison,” while providing for greater public safety at a lower cost in comparison to incarceration or traditional resource-intensive alternatives.

Strategy

Our strategy is to empower law enforcement, corrections and rehabilitation professionals with sole-sourced offender management solutions that integrate reliable interaction technologies in support of intervention and re-socialization initiatives.  We will grant offenders accountable opportunity, while providing for greater public safety at a lower cost to incarceration or other service offerings. We will accomplish our strategy through the “value-driven,” yet profitable deployment of a portfolio of proprietary and non-proprietary GPS/RF and/or alcohol and/or drug tracking, real-time monitoring and intervention products and services to corrections, probation, law enforcement and rehabilitation personnel worldwide, all in support of offender reformation and re-socialization initiatives.

Critical Accounting Policies

In Note 3 to the consolidated financial statements for the fiscal year ended September 30, 2009 included in our Form 10-K, we discuss those accounting policies that are considered to be significant in determining our results of operations and financial position.

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

Recent Developments

Subsequent to December 31, 2009, the following events occurred:

1)
The Company granted to each previously existing non-executive member of the board of directors warrants to purchase 250,000 shares of common stock at an exercise price of $0.13 per share for past and future services from October 1, 2009 to December 31, 2010, totaling 750,000 warrants.  Additionally, the Company granted to each new non-executive member of the board of directors warrants to purchase 200,000 shares of common stock at an exercise price of $0.13 per share for future services from January 1, 2010 to December 31, 2010, totaling 400,000 warrants.

2)
The Company settled the Texas and California lawsuits with Satellite Tracking of People, L.L.C. for $1,150,000 in cash to be paid over three years.  As part of the settlement agreement the parties also entered into cross-licensing arrangements covering certain patents held by each party.

3)
The Company, RemoteMDx, Inc.,  filed an amendment to its Articles of Incorporation changing its corporate name to SecureAlert, Inc.  Additionally, the Company's subsidiary, SecureAlert, Inc., filed an amendment to its Articles of Incorporation changing its corporate name to SecureAlert Monitoring, Inc.

Results of Operations

Three months ended December 31, 2009, compared to three months ended December 31, 2008

Revenues

For the three months ended December 31, 2009, we had revenues from operations of $3,196,623, compared to $3,222,297 for the three months ended December 31, 2008, a decrease of $25,674.  Although total revenues decreased, recurring revenues from monitoring services increased from $2,869,547 for the three months ended December 31, 2008 to $3,146,253 for the three months ended December 31, 2009, a 10% ($276,706) increase. We shifted our focus to leasing monitoring equipment instead of device sales. Product revenues decreased from $352,750 for the three months ended December 31, 2008 to $50,370 for the three months ended December 31, 2009. For the three months ended December 31, 2009, revenues from one piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated to $1,514,514. The operating results of our subsidiaries, SMI, Midwest and Court Programs, are described in the following paragraphs.

SMI had revenues of $1,332,502 during the three months ended December 31, 2009, compared to revenues of $1,309,921 for the three months ended December 31, 2008, an increase of $22,581. Product revenues, increased from $7,750 for three months ended December 31, 2008 to $41,670 for the three months ended December 31, 2009. This increase is offset by a decrease of $11,339 (0.8%) in recurring revenues from monitoring services from $1,302,171 for the three months ended December 31, 2008, to $1,290,832 for the three months ended December 31, 2009. No SMI customer accounted for 10% or more of its revenues during the three months ended December 31, 2009 or 2008.

Midwest had revenues of $1,037,766 during the three months ended December 31, 2009, compared to revenues of $1,180,810 during the same period in the prior year.  The decrease of $143,044 resulted primarily from a one-time sale of $345,000 of merchandise made during the three months ended December 31, 2008 that did not recur during the three months ended December 31, 2009. Midwest, however, had an increase in recurring monitoring revenues of $191,831 from the three months ended December 31, 2008 to the same period ended 2009. During the three months ended December 31, 2009 and 2008, a customer accounted for $194,322 and $144,628, or approximately 19% and 12% of Midwest’s revenues, respectively.  During the three months ended December 31, 2009 and 2008, we made a one-time sale to a customer that represented approximately 0% and 29% of Midwest’s revenues, respectively.   No other customer accounted for 10% or more on Midwest’s revenues.

Court Programs had revenues of $826,355 during the three months ended December 31, 2009, compared to revenues of $731,566 during the same period in the prior year.  The increase of $94,789 resulted primarily from increased monitoring of offender tracking devices and probation services. No Court Program customer accounted for 10% or more of Court Program’s revenues during the three months ended December 31, 2009 or 2008.

Cost of Revenues

For the three months ended December 31, 2009, cost of revenues for operations declined to $1,965,738 from $3,115,457 during the three months ended December 31, 2008, a decrease of $1,149,719.  The decrease in cost of revenues resulted primarily from a reduction in communication cost of $366,426, utilization fees of $253,952, device costs of $224,846 from units sold, and monitoring center costs of $172,631.  While focusing on the reductions in cost of revenues, we have been able to increase gross profit from $106,840, or 3% of revenues for the three months ended December 31, 2008 to $1,230,885, or 39% of revenues for the three months ended December 31, 2009. Improving gross profit has been achieved primarily through reduced communication and direct labor cost initiatives and software enhancements.

SMI’s cost of revenues for the three months ended December 31, 2009 and 2008 was $821,067 and $1,817,131, or 62% and 139% of revenues, respectively, which resulted in a decrease of $996,064.  This decrease is as a result of a reduction in communication cost of $366,426, utilization fees of $253,952, monitoring center costs of $172,631, and other costs of $203,055.

Midwest’s cost of revenues totaled $663,177, or 64% of revenues for the three months ended December 31, 2009, compared to $773,830, or 66% of revenues for the same period during 2008.  Court Program’s cost of revenues totaled $481,494, or 58% of revenues for three months ended December 31, 2009, compared to $524,496, or 72% of revenues for the three months ended December 31, 2008.

Research and Development Expenses

During the three months ended December 31, 2009 and 2008, research and development expense from operations was $287,717 and $492,403, respectively, and consisted primarily of expenses associated with the development of the TrackerPAL device and related services.

Selling, General and Administrative Expenses

During the three months ended December 31, 2009, selling, general and administrative expenses from operations were $3,472,775 compared to $4,089,273 during the three months ended December 31, 2008.  The improvement of $616,498 is primarily due to decreases in legal and professional expense of $192,172, travel expense of $94,466, outside services of $89,497, and insurance expense of $74,251.

Interest Expense

During the three months ended December 31, 2009 and 2008, interest expense related to operations totaled $1,463,142 and $479,745, respectively. The increase of $983,397 resulted primarily from a non-cash expense related to amortization of debt discount from the issuance of stock and warrants in connection with debt obligations.

Liquidity and Capital Resources

We are presently unable to finance our business solely from cash flows from operating activities. During the three months ended December 31, 2009, we financed our business primarily from the issuance of debt and the issuance of stock providing cash proceeds of $1,531,304.

As of December 31, 2009, we had unrestricted cash of $418,206 and a working capital deficit of $20,407,251, compared to unrestricted cash of $602,321 and a working capital deficit of $16,476,897 as of September 30, 2009.  For the three months ended December 31, 2009, our operating activities used cash of $1,564,217, compared to $2,687,201 of cash used in operating activities for the three months ended December 31, 2008.

We used cash of $151,202 for investing activities during the three months ended December 31, 2009, compared to $562,949 of cash used in investing activities in the three months ended December 31, 2008.

Financing activities for the three months ended December 31, 2009, provided cash of $1,531,304 compared to $1,254,883 for the three months ended December 31, 2008. For the three months ended December 31, 2009, we had net proceeds of $1,000,000 in the form of advances to purchase Series D Preferred stock, $410 from the issuance of debt instruments and net advances from the line of credit of $746,837.  Cash decreased by $125,000 in net payments from related-party line-of-credit, $65,943 due to payments on notes payable, and $25,000 due to payment for the termination of a portion of a Series A 15% Debenture.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

We incurred a net loss of $5,525,203 for the three months ended December 31, 2009 and a loss from operations of $3,679,607. In addition, we had an accumulated deficit of $211,290,699 as of December 31, 2009.  These factors, as well as the risk factors set out in our annual report on Form 10-K for the year ended September 30, 2009 raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty are to increase leases of the TrackerPAL™ product and to increase monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that the debt holders will be willing to convert the debt obligations to equity securities or that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had no revenues from sources outside the United States for the three months ended December 31, 2009 and 2008.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of December 31, 2009, we had $999,437 of borrowings outstanding on a line of credit with a bank with an interest rate of 3.28%.  The interest rate on this line of credit is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

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

Management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our annual or interim financial statements will not be prevented or detected.

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

o	Implementation of Effective Controls – We failed to complete the implementation of effective internal controls over our majority owned subsidiaries as of December 31, 2009 due to limited resources.

•
Financial Reporting Process – We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the effects of issuing instruments with embedded derivative features.

•	Tracking of Leased Equipment – We failed to maintain effective internal controls over the tracking of leased equipment as it relates to the assignment and leasing of monitoring equipment.

•	Inventory – We failed to maintain effective internal controls over the tracking of inventory and adjusting its corresponding cost to reflect lower of cost or market.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Subsequent to December 31, 2009, we settled two lawsuits, Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and RemoteMDx, Inc. and RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC). Under the terms of the settlement agreement, these cases were dismissed and we agreed to pay STOP over three years $1,150,000.  The settlement agreement also included cross-licensing provisions pursuant to which we licensed STOP to utilize certain of our patents and STOP licensed us to use certain of its patents that were the subject matter of these two lawsuits.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2009, we did not sell any equity securities without registration under the Securities Act of 1933.

Item 5.    Other Information

Subsequent to December 31, 2009, we filed an amendment to our Articles of Incorporation changing the name of the Company to “SecureAlert, Inc.”  This action had been approved by the affirmative vote of our shareholders at annual meeting on October 28, 2008.  The results of the shareholder voting on this proposal were disclosed previously in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed by the Company with the SEC on December 26, 2008.

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

3(i)(5)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

3(i)(6)
Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on March 24, 2006).

3(i)(7)	Articles of Amendment to Articles of Incorporation filed July 12, 2006 (previously filed as exhibits to our current report on Form 8-K filed July 18, 2006, and incorporated herein by reference).

3(i)(8)
Articles of Amendment to the Fourth Amended and Restated Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).

3(i)(9)
Articles of Amendment to the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).

3(i)(10)	Articles of Amendment to the Articles of Incorporation and Certificate of Amendment to the Designation of Rights and Preferences Related to Series D 8% Convertible Preferred Stock (previously filed)

3(i)(11)	Articles of Amendment to the Articles of Incorporation to Change Name from RemoteMDx, Inc. to SecureAlert, Inc., dated February 1, 2010 (filed herewith).

3(i)(12)	Articles of Amendment to the Articles of Incorporation to Change Name from SecureAlert, Inc. to SecureAlert Monitoring, Inc., dated February 1, 2010 (filed herewith).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).

10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

10.06
Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to our quarterly report on Form 10-QSB for the three months ended December 31, 2001).

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

10.26
Settlement Agreement between Satellite Tracking of People, L.L.C. and the Company, dated January 29, 2010.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (filed herewith).

10.27	Agreement between the Company and Sapinda Group, Ltd., dated November 25, 2009 (filed herewith).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SecureAlert, INC.

Date: February 16, 2010	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2010	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)