Form 10-Q
period 2010-03-31
SecureAlert, Inc.
filed 2010-05-17
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes  [X]  No

The number of shares outstanding of the registrant’s common stock as of May 14, 2010 was 218,852,666.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	September 30, 2009
Assets
Current assets:
Cash	$3,677,641	$602,321
Accounts receivable, net of allowance for doubtful accounts of $240,000 and $266,000, respectively	1,361,898	1,441,648
Inventory, net of reserve of $36,672 and $83,092, respectively	471,860	603,329
Prepaid expenses and other	270,202	275,390
Total current assets	5,781,601	2,922,688
Property and equipment, net of accumulated depreciation of $2,121,419 and $2,525,180, respectively	1,127,248	1,313,306
Monitoring equipment, net of accumulated depreciation of $3,031,653 and $2,944,197, respectively	1,721,591	1,316,493
Goodwill	4,016,456	2,468,081
Intangible assets, net of amortization of $198,888 and $126,655, respectively	424,113	496,346
Other assets	139,754	76,675
Total assets	$13,210,763	$8,593,589

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	March 31, 2010	September 30, 2009
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank line of credit	$998,596	$252,600
Accounts payable	2,412,135	2,339,786
Accrued liabilities	1,242,106	3,506,680
Dividends payable	359,479	-
Deferred revenue	45,084	56,858
Settlement liability	1,062,500	-
SecureAlert Monitoring Series A Preferred stock redemption obligation	808,218	3,148,943
Related-party line of credit and notes	700,000	1,576,022
Promissory notes payable, net of debt discount of $0 and $41,556, respectively	-	2,008,444
Senior secured note payable, net of debt discount of $0 and $529,109, respectively	150,000	2,890,522
Current portion of Series A 15% debentures, net of debt discount of $0 and $1,272,189, respectively	-	2,127,811
Derivative liability	-	1,219,426
Current portion of long-term debt	891,181	272,493
Total current liabilities	8,669,299	19,399,585
Series A 15% debentures, net of debt discount of $0 and $549,531, respectively, net of current portion	-	557,219
Long-term debt, net of current portion, net of debt discount of $0 and $525,665, respectively	697,997	1,009,606
Total liabilities	9,367,296	20,966,410

Stockholders’ equity (deficit):
SecureAlert, Inc. stockholders’ equity (deficit):
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 50,000 shares designated; 35,825 and zero shares outstanding, respectively (aggregate liquidation preference of $26,121,753)	3	-
Common stock, $0.0001 par value: 250,000,000 shares authorized; 212,015,988 and 210,365,988 shares outstanding, respectively	21,202	21,037
Additional paid-in capital	219,228,031	194,659,044
Deferred compensation	(1,213,117)	(1,287,406)
Accumulated deficit	(214,034,050)	(205,765,496)
Total SecureAlert, Inc. stockholders’ equity (deficit)	4,002,069	(12,372,821)
Non-controlling interest	(158,602)	-
Total equity (deficit)	3,843,467	(12,372,821)
Total liabilities and stockholders’ equity (deficit)	$13,210,763	$8,593,589

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues:
Products	$88,626	$10,460	138,996	$418,144
Monitoring services	2,917,662	3,037,254	6,063,915	5,851,868
Total revenues	3,006,288	3,047,714	6,202,911	6,270,012
Cost of revenues:
Products	7,431	5,758	22,052	217,419
Monitoring services	1,686,958	2,753,500	3,638,075	5,657,295
Total cost of revenues	1,694,389	2,759,258	3,660,127	5,874,714
Gross profit	1,311,899	288,456	2,542,784	395,298
Operating expenses:
Selling, general and administrative (including $251,320, $1,208,592, $948,178 and $2,073,996, respectively, of compensation expense paid in stock or stock options / warrants)	2,755,207	3,810,452	6,227,982	7,899,726
Settlement expense	-	-	1,150,000	-
Research and development	383,564	353,498	671,281	845,901
Impairment of goodwill (note 5)	204,735	-	204,735	-
Loss from operations	(2,031,607)	(3,875,494)	(5,711,214)	(8,350,329)
Other income (expense):
Currency exchange rate loss	(2,147)	-	(8,084)	-
Loss on disposal of equipment	(8,713)	-	(8,713)	-
Redemption of SecureAlert Monitoring Series A Preferred	(61,375)	(22,327)	(25,694)	(3,611)
Interest income	6,534	1,761	13,141	3,443
Interest expense (including $1,926,583, $608,195, $2,918,050, $829,599, respectively, of interest expense paid in stock)	(2,147,508)	(1,055,157)	(3,610,650)	(1,534,903)
Acquisition option extension cost	-	(199,500)	-	(199,500)
Derivative valuation gain	728,561	-	200,534	-
Other income (expense), net	10,822	1,079,726	120,044	1,079,751
Net loss	(3,505,433)	(4,070,991)	(9,030,636)	(9,005,149)
Net loss attributable to non-controlling interest	109,096	-	109,096	-
Net loss attributable to SecureAlert, Inc.	(3,396,337)	(4,070,991)	(8,921,540)	(9,005,149)
Dividends on Series A and D Preferred stock	(359,479)	(62)	(359,479)	(175)
Net loss attributable to SecureAlert, Inc. common stockholders	$(3,755,816)	$(4,071,053)	$(9,281,019)	$(9,005,324)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Weighted average common shares outstanding, basic and diluted	211,919,000	171,282,000	211,611,000	163,724,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,030,636)	$(9,005,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673,285	1,028,572
Common stock issued for services	27,500	654,624
Amortization of deferred financing and consulting costs	421,686	1,032,089
Non-cash compensation related to re-pricing of stock options	498,992	345,838
Common stock issued for acquisition option extension cost	-	19,500
Amortization of debt discount	2,918,050	426,837
Settlement expense	1,150,000	-
Common stock issued to settle lawsuit	-	292,207
Redemption of SecureAlert Monitoring Series A Preferred stock	25,694	3,612
Increase in related-party line of credit for services	48,978	143,958
Impairment of goodwill	204,735	-
Derivative liability valuation loss	(200,534)	-
Changes in operating assets and liabilities:
Accounts receivable, net	79,750	77,181
Deposit released from escrow	-	500,000
Inventories	131,469	(157,542)
Prepaid expenses and other assets	(28,402)	(273,313)
Receivables	6,511	(981,261)
Accounts payable	72,349	734,093
Accrued liabilities	(30,021)	134,273
Deferred revenue	(11,774)	31,214
Net cash used in operating activities	(3,042,368)	(4,993,267)

Cash flows from investing activities:
Purchase of property and equipment	(36,824)	(178,963)
Purchase of monitoring equipment	(808,197)	(783,773)
Disposal of property and equipment	11,698	-
Disposal of monitoring equipment	45,398	2,268
Net cash used in investing activities	(787,925)	(960,468)

Cash flows from financing activities:
Principal payments on related-party line of credit	(125,000)	(531,850)
Proceeds from related-party note payable	500,000	1,500,000
Payment on related-party notes payable	-	(584,702)
Principal payments on notes payable	(286,832)	(189,312)
Proceeds from notes payable	449	55,744
Net borrowings (reductions) on bank line of credit	745,996	87,346
Principal payments on notes payable related to acquisitions	(100,000)	-
Proceeds from Series A 15% debenture	-	3,471,750
Payments on Series A 15% debenture	(25,000)	-
Proceeds from issuance of common stock	-	100,000
Net proceeds from issuance of Series D Convertible Preferred stock	6,196,000	-
Net cash provided by financing activities	6,905,613	3,908,976
Net increase (decrease) in cash	3,075,320	(2,044,759)
Cash, beginning of period	602,321	2,782,953
Cash, end of period	$3,677,641	$738,194

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended March 31,
	2010	2009

Cash paid for interest	$916,913	$488,793

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares of common stock in exchange for shares of Series B Preferred stock	$-	$2
Issuance of shares of common stock and warrants in exchange for deferred consulting services and financing costs	-	373,620
Accrual of Series A Preferred stock dividends	-	175
Issuance of shares of common stock for subscription receivable	-	1,000,000
Issuance of shares of common stock in connection with debt	-	3,520,334
Cancellation of common stock issued	-	175
Acquisition of monitoring equipment through issuance of debt	-	2,700,000
Stock and options issued in connection with acquisition of Bishop Rock Software, Inc.	-	856,522
Issuance of common stock to settle notes payable and accrued interest	-	187,793
Line of credit paid through the issuance of Senior convertible notes	-	2,649,631
Issuance of 1,400,000, and 0 shares of common stock for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	158,469	-
Note payable issued to acquire monitoring equipment and property and equipment	68,166	-
Issuance of 3,150,000 and 0 stock options, respectively, for deferred consulting	347,397	-
Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	16,681,753	-
Issuance of dividends payable on Series D Convertible Preferred stock	359,479	-
Note payable issued to acquire remaining shares of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	1,049,631	-
Liabilities forgiven as part of acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	330,262	-
Non-controlling interest assumed through acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	335,086	-
Conversion effect on derivative liability	1,018,892	-

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. (formerly RemoteMDx, Inc.) and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010, and results of its operations for the three and six months ended March 31, 2010 and 2009.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results of operations for the three and six months ended March 31, 2010 may not be indicative of the results for the fiscal year ending September 30, 2010.

(2)	GOING CONCERN

The Company has incurred recurring net losses and negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to achieve successful operations, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.

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

To lessen the Company’s cash burden and to raise additional capital, during the six months ended March 31, 2010, the Company issued 16,945 shares of Series D Convertible Preferred stock in exchange for conversion of $16,681,753 in debt, accrued liabilities and interest and issued an additional 18,880 shares under securities purchase agreements for net cash proceeds totaling $6,196,000, resulting in a total of 35,825 shares of Series D Preferred stock (see Note 21).

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

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

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

In April 2008, the FASB issued an amendment for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations” and other principles under GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted this guidance as of October 1, 2009 which did not significantly impact its results of operations and financial position as of March 31, 2010.

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

In September 2009, the FASB issued guidance updates and provided amendments to its Fair Value Measurements and Disclosure requirements which permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments, such as the nature of any restriction on the ability to redeem an investment on the measurement date.  This guidance is effective for interim and annual periods ending after December 15, 2009. Early application was permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company adopted this guidance for the six months ended March 31, 2010 which did not significantly impact the Company’s results of operations and financial position.

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

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity verses a fair market value method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its fair market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  During the six months ended March 31, 2010 and 2009, the Company impaired goodwill from Court Programs, Inc. by $204,735 and $0, respectively.

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

The Company typically leases its devices under one-year contracts with customers that opt to use the Company’s monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or up to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Monitoring Device Product Sales
Although not the focus of the Company’s business model, the Company sells its monitoring devices in certain situations. In addition, the Company sells home security and Personal Emergency Response Systems (“PERS”) units.  The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants and shares issuable upon conversion of debt. As of March 31, 2010 and 2009, there were 259,378,165 and 66,685,379 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2010, consisted of 214,950,000 shares of common stock from the potential conversion of 35,825 shares of outstanding Series D Convertible Preferred Stock, 750,000 shares of common stock from the potential conversion of $150,000 of debt and accrued interest, and 19,678,165 shares underlying options and warrants.  Of the 19,678,165 shares underlying options and warrants, 18,180,498 shares underlie options and warrants which have vested and 1,497,667 shares underlie options and warrants which have not yet vested.  The remaining common stock equivalents consist of 4,000 Series D Preferred stock options that when converted would result in the issuance of 24,000,000 shares of the Company’s common stock.

(8)           STOCK-BASED COMPENSATION

For the six months ended March 31, 2010 and 2009, the Company calculated compensation expense of $33,703 and $33,703 respectively related to the vesting of stock options granted in prior years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted no stock options to employees during the six months ended March 31, 2010 and 1,517,714 during the six months ended March 31, 2009, valued at $274,650.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

A summary of stock option activity for the six months ended March 31, 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	4,709,214	$0.76
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(1,570,000)	$0.60
Outstanding as of March 31, 2010	3,139,214	$0.27	2.74 years	$25,959
Exercisable as of March 31, 2010	2,991,547	$0.24	2.80 years	$25,959

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of products that are available for sale and raw materials used in the manufacturing of TrackerPAL™ devices.  Completed TrackerPAL™ devices are reflected in Monitoring Equipment.  As of March 31, 2010 and September 30, 2009, respectively, inventory consisted of the following:

	March 31, 2010	September 30, 2009
Raw materials	$508,532	$686,421
Reserve for damaged or obsolete inventory	(36,672)	(83,092)
Total inventory, net of reserves	$471,860	$603,329

(10)         PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2010 and September 30, 2009, were as follows:

	March 31, 2010	September 30, 2009
Equipment, software and tooling	$2,160,369	$2,742,537
Automobiles	297,368	305,658
Building and land	377,555	377,555
Leasehold improvements	128,551	127,912
Furniture and fixtures	284,824	284,824
	3,248,667	3,838,486
Accumulated depreciation	(2,121,419)	(2,525,180)

Property and equipment, net of accumulated depreciation	$1,127,248	$1,313,306

Depreciation expense for the six months ended March 31, 2010 and 2009 was $213,476 and $354,592, respectively.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the six months ended March 31, 2010 and 2009, the Company disposed of property and equipment with a net book value of $11,698 and $0, respectively.

(11)         MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2010 and September 30, 2009, was as follows:

	March 31, 2010	September 30, 2009
Monitoring equipment	$4,753,244	$4,260,690
Less: accumulated depreciation	(3,031,653)	(2,944,197)
Total	$1,721,591	$1,316,493

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Depreciation expense for the six months ended March 31, 2010 and 2009 was $387,701 and $664,080, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the six months ended March 31, 2010 and 2009, the Company disposed of monitoring equipment and parts with a net book value of $45,398 and $2,268, respectively.

(12)         GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2010, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and Bishop Rock Software as follows:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Total
Goodwill	$1,259,995	$2,756,461	$-	$4,016,456
Other intangible assets
Trade name	120,000	99,000	10,000	229,000
Software	-	-	380,001	380,001
Customer relationships	-	6,000	-	6,000
Non-compete agreements	2,000	6,000	-	8,000
Total other intangible assets	122,000	111,000	390,001	623,001
Accumulated amortization	(20,667)	(24,200)	(154,021)	(198,888)
Other intangible assets, net of accumulated amortization	101,333	86,800	235,980	424,113
Total goodwill and other intangible assets, net of amortization	$1,361,328	$2,843,261	$235,980	$4,440,569

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

The total consideration of $4,400,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,725,748.  The Company recorded impairment of $2,343,753 for the fiscal year ended September 30, 2009, resulting in a net goodwill of $1,259,995 and $122,000 of other intangible assets, as noted in the table above.

The Company recorded $4,167 of amortization expense for Midwest intangible assets during the six months ended March 31, 2010 resulting in a total accumulated amortization of $20,667 and net intangible assets of $101,333.

Subsequent to March 31, 2010, the Company and the Midwest minority owners executed an agreement to extend the option period for the purchase of the remaining minority ownership interest of Midwest. As consideration for the extension of the option period for an additional 12 months, the Company paid a fee (to be credited against the purchase price for the remaining shares of MM&S) by issuing 150,000 restricted shares of the Company’s common stock and waived the payment of $10,000 owed to the Company by Midwest.  In addition, the Company agreed to make cash payments to the sellers totaling $144,000 in equal installments over a 12-month period.  In consideration of the payments of cash and stock, the Company was issued additional shares of Midwest’s common stock increasing the Company’s total ownership interest in Midwest from 51% to 53.145%.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”).  Similar to the Company’s operations prior to the acquisition of interest, Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  Consideration for the purchase of 51% of Court Programs was $1,527,743, it comprised of a note payable of $300,000, shares of common stock valued at $847,500 (212,000 shares valued at approximately $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $334,919.

Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. Consideration for the remaining ownership of Court Programs consisted of the following: $100,000 in cash, a note payable of $200,000, a note payable for $849,631 which was subsequently exchanged into 621 shares of the Company’s Series D Preferred stock (see Note 16), $330,262 of debt forgiveness, and $335,086 of assumption of non-controlling interest In connection with the acquisition, the Company paid 229 shares of Series D Preferred stock and $30,000 in cash to an entity to facilitate the acquisition.

The total consideration of $3,342,722 less the tangible assets acquired of $270,526 resulted in an excess over net book value of $3,072,196.  The Company recorded $204,735 of impairment of goodwill resulting in a net goodwill of $2,756,461 and $111,000 of other intangible assets, as noted in the table above. The Company recorded $4,400 of amortization expense on intangible assets for Court Programs during the six months ended March 31, 2010 resulting in a total accumulated amortization of $24,200 and net intangible assets of $86,800.

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, in Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”) for 2,857,286 shares of the Company’s common stock valued at $0.23 per share ($657,176), options to purchase 642,714 shares of the Company’s common stock with an exercise price of $0.09 per share for a value of $114,383 using the Black-Scholes calculation, and $79,268 in debt for a total purchase price of $850,827.  The total consideration of $850,827 less crime-scene correlation software recorded as an asset for $390,001 resulted in goodwill of $460,827.  During the fiscal year ended September 30, 2009, the Company recorded an impairment expense of $460,827, resulting in no more remaining goodwill.

The Company recorded $63,667 of amortization expense on intangible assets for Bishop Rock Software during the six months ended March 31, 2010 resulting in a total accumulated amortization of $154,021 and net intangible assets of $235,980.

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three and six months ended March 31, 2010 and 2009, as though the Bishop Rock Software acquisition and the remaining ownership of Court Programs had been completed as of the beginning of each period presented:

	Three months ended March 31,
	2010	2009
Revenues:
Products	$88,626	$10,460
Monitoring services	2,917,662	3,037,254
Total revenues	3,006,288	3,047,714
Cost of revenues:
Products	7,431	5,758
Monitoring services	1,686,958	2,753,500
Total cost of revenues	1,694,389	2,759,258
Gross profit	1,311,899	288,456
Operating expenses:
Selling, general and administrative (including $251,320 and $1,208,592, respectively, of compensation expense paid in stock or stock options / warrants)	2,755,207	3,822,285
Research and development	383,564	353,498
Impairment of goodwill	204,735	-
Loss from operations	(2,031,607)	(3,887,327)
Other income (expense):
Currency exchange rate loss	(2,147)	-
Loss on disposal of equipment	(8,713)	-
Redemption of SecureAlert Monitoring Series A Preferred	(61,375)	(22,327)
Interest income	6,534	1,761
Interest expense (including $1,926,583 and $608,195, respectively, of interest expense paid in stock)	(2,147,508)	(1,055,157)
Acquisition option extension cost	-	(199,500)
Derivative valuation gain	728,561	-
Other income (expense), net	10,822	1,079,726
Net loss	(3,505,433)	(4,082,824)
Net loss attributable to non-controlling interest	34,848	58,089
Net loss attributable to SecureAlert, Inc.	(3,470,585)	(4,024,735)
Dividends on Series A and D Preferred stock	(359,479)	(62)
Net loss attributable to SecureAlert, Inc. common stockholders	$(3,830,064)	$(4,024,797)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	211,919,000	171,282,000

	Six months ended March 31,
	2010	2009
Revenues:
Products	$138,996	$418,144
Monitoring services	6,063,915	5,851,868
Total revenues	6,202,911	6,270,012
Cost of revenues:
Products	22,052	217,419
Monitoring services	3,638,075	5,657,295
Total cost of revenues	3,660,127	5,874,714
Gross profit	2,542,784	395,298
Operating expenses:
Selling, general and administrative (including $948,178 and $2,073,996, respectively, of compensation expense paid in stock or stock options / warrants)	6,227,982	7,927,394
Settlement expense	1,150,000	-
Research and development	671,281	845,901
Impairment of goodwill	204,735	-
Loss from operations	(5,711,214)	(8,377,997)
Other income (expense):
Currency exchange rate loss	(8,084)	-
Loss on disposal of equipment	(8,713)	-
Redemption of SecureAlert Monitoring Series A Preferred	(25,694)	(3,611)
Interest income	13,141	3,443
Interest expense (including $2,918,050 and $829,599, respectively, of interest expense paid in stock)	(3,610,650)	(1,534,903)
Acquisition option extension cost	-	(199,500)
Derivative valuation gain	200,534	-
Other income (expense), net	120,044	1,079,751
Net loss	(9,030,636)	(9,032,817)
Net loss attributable to non-controlling interest	33,579	65,355
Net loss attributable to SecureAlert, Inc.	$(8,997,057)	$(8,967,462)
Dividends on Series A and D Preferred stock	(359,479)	(175)
Net loss attributable to SecureAlert, Inc. common stockholders	$(9,356,536)	$(8,967,637)
Net loss per common share, basic and diluted	$(0.04)	$(0.05)
Weighted average common shares outstanding, basic and diluted	211,611,000	163,724,000

(13)         BANK LINE OF CREDIT

As of September 30, 2009, the Company owed $252,600 against an available line of credit of $1,000,000 bearing interest at a rate of 3.28% and maturing on September 22, 2010. The line of credit is secured by certificates of deposit pledged by the Company’s Chief Executive Officer, Mr. Derrick.  Interest on the line of credit is due monthly with the principal due at maturity.

During the six months ended, the Company borrowed $745,996 resulting in an outstanding balance of $998,596. Subsequent to March 31, 2010, the Company made net payments of 648,596 reducing the outstanding balance on the line of credit to $350,000.

(14)         ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2010 and September 30, 2009:
	March 31, 2010	September 30, 2009
Accrued payroll, taxes and employee benefits	$638,534	$561,898
Accrued warranty and manufacturing costs	174,622	246,622
Accrued interest	161,019	382,424
Accrued commissions and other costs	155,660	45,788
Accrued indigent fees	41,965	34,130
Accrued legal and settlement costs	37,306	80,208
Accrued board of directors fees	25,000	300,000
Accrued consulting	8,000	436,054
Accrued foreclosure liability	-	775,000
Accrued officer compensation	-	492,280
Accrued research and development costs	-	45,000
Accrued acquisition extension costs	-	42,000
Accrued outside services	-	38,132
Accrued cellular costs	-	27,144
Total accrued expenses	$1,242,106	$3,506,680

(15)	CONVERTIBLE PROMISSORY NOTE

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL™ units.  The note, at the lender’s option, may convert into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note bears interest at 8% per annum and matures on January 15, 2010. Interest is due monthly and the principal is due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount and was expensed over the life of the note.  As of March 31, 2010 and September 30, 2009, the outstanding balance due was $0 and $2,050,000 with a remaining debt discount balance of $0 and, $41,556 respectively.  On January 13, 2010 the holder of the convertible promissory note converted the note, including the principal and accrued interest of $2,148,414 into 2,149 shares of Series D Preferred stock.

(16)	SENIOR SECURED CONVERTIBLE NOTES

During the fiscal year ended September 30, 2009, the Company issued senior secured convertible notes of $3,549,631 to unrelated parties. The proceeds were used to pay off the Company’s line of credit. The interest rate is 15% per annum and the notes matured on March 13, 2010.  Interest was due monthly and the principal was due at maturity.  These notes were convertible into shares of the Company’s common stock at a conversion price of $0.20 per share or into shares of common stock of a subsidiary of the Company at the fair market value of the stock at the conversion date.  The Company determined that the embedded conversion features of the notes were subject to derivative accounting treatment (see Note 18). This resulted in a debt discount valued at $853,166. Additionally, with the issuance of these notes, the Company issued 3,549,630 shares of common stock valued at $226,853 recorded as a debt discount. The value of $1,080,019 recorded as a debt discount is expensed over the life of these notes.  On January 13, 2010 the holders of $2,270,000 of this debt converted the notes into 2,270 shares of Series D Preferred stock.  On March 12, 2010, a holder exchanged $849,631 of the notes into a promissory note of $849,631 which was converted into 850 shares of Series D Convertible Preferred stock as part of the acquisition of the remaining ownership of Court Programs (see Note 12).  The promissory note requires monthly principal payments of $50,000 plus interest at a rate of 12% per annum maturing on July 13, 2011 (see Note 20). As of March 31, 2010 and September 30, 2009, the outstanding balance of the Senior Secured Convertible Notes was $150,000 and $3,419,631 with a remaining debt discount balance of $0 and $529,109, respectively. Subsequent to March 31, 2010, the Company and the Senior Secured Convertible Note holder of $150,000 mutually agreed to extend the maturity date from March 13, 2010 to May 31, 2010.

(17)	SERIES A 15% DEBENTURES

During the fiscal year ended September 30, 2009, the Company received $4,400,000 in cash from the issuance of Series A 15% debentures. Additionally, the Company issued debentures to a consultant in the principal amount of $106,750 for services rendered to the Company.  As of March 31, 2010 and September 30, 2009, the total outstanding balance of the debentures was $0 and $4,506,750, respectively.  The debentures earned interest at a rate of 15% interest per annum, with interest due quarterly and principal due at maturity 18 months after issuance.  In addition, for every $1 invested in the debenture the holder received one share of the Company’s common stock.  At the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share. The Company determined that the embedded conversion features of the debentures were subject to derivative accounting treatment (see Note 18). This resulted in a debt discount valued at $3,130,423.  Additionally, with the issuance of these debentures, the Company issued 4,506,750 shares of common stock valued at $265,982 and 2,200,000 warrants valued at $43,926 recorded as a debt discount. This discount will be expensed over the life of the debentures.

In September 2008, the Company sold 4,077,219 shares of common stock at $0.75 per share to an investor.  Shortly following the transaction, the market price of the Company’s common stock fell to approximately $0.20 per share. The Company agreed upon the investor’s investment of an additional $3,000,000 (included in the $4,506,750 discussed in the paragraph above) in the Series A 15% debenture that the Company would issue 9,796,636 additional shares of its common stock to the investor.  Furthermore, the Company agreed to re-price outstanding warrants held by the investor from $1.00 to $0.25 per share and extend the purchase period an additional two years. The issuance of these shares and re-pricing of the warrants attributed an additional $587,248 to the debt discount resulting in a total $3,130,423 in a debt discount to be amortized over the life of the debentures.  During the six months ended March 31, 2010, the Company amortized $1,821,720 of this debt discount and recorded it as interest expense.  On January 13, 2010 the holders of debentures of $4,718,197 in principal and accrued interest converted this debt into a total of 4,723 shares of Series D Preferred stock.  As of March 31, 2010 and September 30, 2009, the debt discount balance was $0 and $1,821,720, respectively.

(18)         DERIVATIVES

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has convertible notes and debentures that contain embedded derivative features that require separate valuation from the convertible instruments.  The Company recognizes these derivatives as liabilities on its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change.  As of March 31, 2010 and September 30, 2009, the derivative liabilities had a fair value of $0 and $1,219,426, respectively, resulting in a derivative valuation gain of $200,534 for the six months ended March 31, 2010.  The Company did not have any derivatives during the six months ended March 31, 2009.

(19)         DEBT OBLIGATIONS

Debt obligations as of March 31, 2010 and September 30, 2009, consisted of the following:

	March 31, 2010	September 30, 2009
SecureAlert Monitoring, Inc.
Note payable for testing equipment with an interest rate of 8%. The note is secured by testing equipment. The note matures on June 9, 2011.	$8,877	$12,228

Note payable for testing equipment with an interest rate of 8%. The note is secured by testing equipment. The note matures on December 31, 2011.	16,285	-

Unsecured note payable with an interest rate of 12%. The note matured on February 1, 2010.	-	8,728

Note payable for computer equipment with an interest rate of 10%. The note is secured by computer equipment. The note matures on December 18, 2012.	17,761	-
SecureAlert, Inc.
Unsecured promissory note with an entity bearing an interest rate of 15%. The note matures on December 31, 2010. Interest was paid quarterly and the principal due at maturity. Note was converted to Series D Preferred Stock on January 13, 2010 (see Note 21).	-	474,335

Secured promissory note with an individual with an interest rate of 12%. The note matures on July 13, 2010.	849,631	-

Court Programs, Inc.
Unsecured revolving line of credit with a bank with an interest rate of 9.24%.	13,800	16,500

Note payable due to the Small Business Administration (“SBA”). Note bears interest at 4% and matures on April 6, 2037. The note is secured by monitoring equipment.	222,444	225,000

Automobile loan with a financial institution secured by the vehicle purchased. Interest rate is 7.09% and is due in June 2014.	27,831	30,751

Unsecured note payable with an interest rate of 8%.	382	1,492

Capital lease with an effective interest rate 14.89% that matures in January 2011.	9,647	14,898

Capital lease with an interest rate of 14.12% that matures on November 15, 2012.	26,939	-

Midwest
Unsecured revolving line of credit with a bank, with an interest rate of 9.25%.	39,523	39,224

Notes payable to a financial institution bearing interest at 6.37%. Notes mature in July 2011 and July 2016. The notes are secured by property.	151,203	185,274

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	18,157	57,344

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and October 2011.	30,748	42,463

Note payable to a stockholder of Midwest. The note bears interest at 5% maturing in February 2013.	41,348	47,704

Capital leases with effective interest rates that range between 12.9% and 14.7%. Leases mature between June 2014 and September 2014.	114,602	126,158
Total debt obligations	$1,589,178	$1,282,099
Less current portion	(891,181)	(272,493)
Long-term debt, net of current portion	$697,997	$1,009,606

(20)         RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of March 31, 2010 and September 30, 2009, the Company owed $0 and $76,022, respectively, under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, the Company’s Chief Executive Officer.  Outstanding amounts on the line of credit accrued interest at 11% per annum and were due upon demand.  During the six months ended March 31, 2009, the Company repaid the remainder of the line-of-credit which consisted of cash repayments of $125,000 offset, in part, by $48,978 of expenses owed to ADP Management that are reimbursable by the Company.

Related-Party Notes Payable

As of March 31, 2010 and September 30, 2009, the Company owed $0 and $1,500,000 in principal plus $0 and $12,197, respectively, in accrued interest to Mr. Derrick on an unsecured note payable.  Total proceeds from the note were $1,500,000, which accrued interest at 15% and was due on February 26, 2010. On January 13, 2010 Mr. Derrick converted the note into 1,500 shares of Series D Preferred stock.  Additionally, the Company entered into a promissory note on March 16, 2010 with Mr. Derrick for $500,000 accruing interest at a rate of 12% per annum or $5,000 whichever is greater, maturing on April 15, 2010. Subsequent to March 31, 2010, the Company paid off the promissory note for $505,000 in outstanding principal and accrued interest resulting in an effective interest rate of 21.5% per annum.

Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000 due in four equal installments of $50,000 each on July 15, 2010, October 15, 2010, January 15, 2011, and April 15, 2011, together with interest on any unpaid amounts at 8% per annum.  As of March 31, 2010 and September 30, 2009, the Company owed $200,000 and $0 in principal plus $1,887 and $0, respectively, in accrued interest to an employee of the Company.

Foreclosure Liability

In July 2009, the Company entered into a promissory note with an unrelated entity in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15% per annum paid quarterly.  As additional consideration for the loan and to settle a registration rights dispute, the Company granted the lender 8,000,000 shares of common stock.  Additionally, ADP Management collateralized this note with 5,000,000 shares of the Company’s common stock it owns. In August 2009, the Company defaulted on the loan because it failed to register the 8,000,000 shares of common stock within 30 days of entering into the agreement resulting in the lender foreclosing on the 5,000,000 shares of common stock owned by ADP Management and held as collateral. As of March 31, 2010 and September 30, 2009, the Company accrued $0 and $775,000, respectively, as a “foreclosure liability” to record the Company’s obligation to repay the 5,000,000 shares of common stock to ADP Management.  On January 13, 2010 the Company issued 833 shares of Series D Preferred stock to ADP Management to repay this liability.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an officer of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received one-year warrants to purchase 2,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share, valued at $43,926. On January 13, 2010, the entity converted the $250,000 debenture into 250 shares of Series D Preferred stock.  As of March 31, 2010 and September 30, 2009, the Company owed $0 and $250,000 in principal plus $1,287 and $9,452 in accrued interest, respectively.

Consulting Arrangement

The Company’s Chief Executive Officer, Mr. Derrick, is paid a base salary of $240,000 per year through a consulting agreement between the Company and ADP Management which was approved by the Compensation Committee. Factors considered in determining the base salary included Mr. Derrick’s status as one of the Company’s founders; his experience and length of service; his experience in the industries in which he operates; educational and work background; and reviews of sample salaries at companies of comparable size and industry. The Compensation Committee also considered the fact that Mr. Derrick has provided and facilitated credit agreements and other financing for the Company.

During the fiscal year ended September 30, 2008, the Company issued 1,000,000 shares of restricted common stock valued at $1.52 per share to prepay services in connection with Mr. Derrick’s base salary. The Company recorded $120,000 of expense associated with the issuance of these shares during each of the six months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the remaining deferred compensation of $1,100,000 will be amortized over future periods.

(21)         PREFERRED STOCK

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

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  During the six months ended March 31, 2010 the Company issued a total of 16,945 shares of Series D Preferred stock in consideration for the conversion of $16,681,753 of debt, accrued liabilities and interest and issued an additional 18,880 shares under securities purchase agreements for $9,440,000 in cash. In connection with the raise of capital, the Company paid $3,244,000 of fees and reimbursable expenses resulting in net proceeds of $6,196,000 to the Company.  As of the date of this report, there were 35,825 Series D Preferred shares outstanding.

Dividends
The Series D Preferred stock is entitled to dividends at a rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than thirty days following the end of the accrual period. Subsequent to March 31, 2010, the Company issued 2,925,820 shares of the Company’s common stock to pay $359,479 of accrued dividends for the three months ended March 31, 2010.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock commencing after ninety days from the date of issue.  As of March 31, 2010, no shares of Series D Preferred stock were convertible into common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  In addition, on the issues of an increase in the number of shares of common stock the Company is authorized to issue and on the proposal of a reduction in the number of issued and outstanding shares (a reverse split) of the Company’s common stock, holders of the Series D Preferred stock may vote as a class holding the equivalent of 60 percent of the issued and outstanding shares of the common stock, regardless of the number of shares then outstanding.  As of the date of this report, there were 35,825 shares of Series D Preferred stock outstanding.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining stockholders.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

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

Series D Preferred Stock Warrants
During the six months ended March 31, 2010, the Company issued and vested warrants to purchase a total of 4,000 Series D Preferred stock at an exercise price of $500.00 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The related expense associated with these four-year warrants was $2,700,447 based upon the following inputs:  volatility of 110.71%, risk free rate of 1.67%, exercise price of $0.08, and market price on grant date of $0.14. The warrants were issued in connection with a financial advisory service agreement to restructure debt and raise additional capital.

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

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A Preferred stock in exchange for 7,434,249 shares of the Company’s common stock valued at $8,549,386.  The former SMI Series A stockholders were entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company is to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A stockholders.

During the six months ended March 31, 2010, certain former holders of SMI Series A Preferred stock agreed to convert an aggregate of $2,261,142 of the future and past contingency payments otherwise payable with respect to the redemption of the SMI Series A Preferred stock in exchange for 2,263 shares of Series D Preferred stock.  As of March 31, 2010 and September 30, 2009, the Company accrued $808,218 and $3,148,943, respectively, for future and past contingency payments due to former SMI Series A stockholders.

During the six months ended March 31, 2010 and 2009, the Company recorded an expense of $25,694 and $3,611, respectively, to reflect the change between the estimated and actual contingency payments.  During the six months ended March 31, 2010, the Company issued 1,400,000 shares of common stock to satisfy $158,469 in contingency payments on SMI Series A Preferred stock. Subsequent to March 31, 2010, the Company issued 3,760,858 shares of common stock to pay past contingency payments as of March 31, 2010. Additionally, the Company agreed to issue 229 shares of Series D Preferred stock to convert future contingency payments for two individuals, valued at $229,000.

(22)         COMMON STOCK

During the six months ended March 31, 2010, the Company issued 1,650,000 shares of common stock as follows:

•
1,400,000 shares of common stock, valued at $158,469, to former SMI Series A Preferred stockholders as payment for past contingency payments in connection with the redemption of the stockholder’s SMI Series A Preferred stock.

•	250,000 shares of common stock, valued at $27,500 for services rendered.

Subsequent to March 31, 2010, the Company issued 6,836,678 shares of common stock (see subsequent events for details).

Common Stock Options and Warrants

As of March 31, 2010, 18,180,498 of the 19,678,165 outstanding options and warrants were vested with a weighted average exercise price of $0.34 per share.

During the six months ended March 31, 2010, the Company issued and vested 2,000,000 warrants to purchase common stock at an exercise price of $0.15 per share in connection with a third party consulting service agreement.

During the six months ended March 31, 2010, the Company granted to each previously serving non-executive member of the board of directors warrants to purchase 250,000 shares of common stock at an exercise price of $0.13 per share for past and future services from October 1, 2009 to December 31, 2010, totaling 750,000 warrants.  Additionally, the Company granted to each new non-executive member of the board of directors warrants to purchase 200,000 shares of common stock at an exercise price of $0.13 per share for future services from January 1, 2010 to December 31, 2010, totaling 400,000 warrants.  Of the 1,150,000 warrants issued, 400,000 vested during the six months ended March 31, 2010. The Company recorded $42,354 of expense associated with these warrants during the six months ended March 31, 2010 resulting in a balance of $79,414 to be expensed over the remaining life of the warrants.

The exercise price for all of the options granted during the six months ended March 31, 2010 was based upon the quoted market price of the Company’s shares on the date of grant.

(23)	SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the following events occurred:

1)	The Company issued 3,760,858 shares of common stock to SMI Series A Preferred holders for past contingency payments due to former SMI Series A stockholders, valued at $451,303, or $0.12 per share.

2)	Midwest minority owners and the Company entered into an agreement to extend the option period for the purchase of the remaining minority ownership interest of Midwest. (See Note 12)

3)	The Company issued 2,925,820 shares of common stock to pay $359,479 of accrued Series D Preferred stock dividends.

4)	The Company agreed to issue 229 shares of Series D Preferred stock to convert future contingency payments for two individuals, valued at approximately $229,000.

(24)         COMMITMENTS AND CONTINGENCIES

Legal Matters

During the six months ended March 31, 2010, the Company settled two lawsuits, Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and RemoteMDx, Inc. and RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC). Under the terms of the settlement agreement, these cases were dismissed and the Company agreed to pay STOP over three years $1,150,000, which has been accrued as of March 31, 2010. The settlement agreement also included cross-licensing provisions pursuant to which the Company licensed STOP to utilize certain of its patents and STOP licensed the Company to use certain of its patents that were the subject matter of these two lawsuits.

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

Cellular Access Agreement
During the fiscal year ended September 30, 2009, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company under these agreements during the six months ended March 31, 2010 and 2009, was approximately $755,487 and $1,392,231, respectively.  These amounts are included in cost of sales.

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

General

SecureAlert and subsidiaries market and deploy offender management programs, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the market leader for delivering offender management solutions that integrate interaction technologies.  We believe that we currently deliver the only offender management technology which integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system with siren capabilities into a single device, deployable on offenders worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant individuals an accountable opportunity to be “free from prison,” while providing for greater public safety at a lower cost in comparison to incarceration or traditional resource-intensive alternatives.

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

Recent Developments

Subsequent to March 31, 2010, the following events occurred:

1)	We issued 3,760,858 shares of common stock for past contingency payments due to former SMI Series A stockholders, valued at $451,303, or $0.12 per share.

2)
We entered into an agreement with the minority owners of Midwest to extend the option period for the purchase of the remaining minority ownership interest of Midwest. As consideration for the extension of the option period for an additional 12 months, we paid a fee (to be credited against the purchase price for the remaining shares of Midwest) by issuing 150,000 restricted shares of the Company’s common stock and waived the payment of $10,000 owed to the Company by Midwest.  In addition, we agreed to make cash payments to the sellers totaling $144,000 in equal installments over a 12-month period.  In consideration of the payments of cash and stock, we received shares of Midwest’s common stock increasing our total ownership interest in Midwest from 51% to 53.145%.

3)	We issued 2,925,820 shares of common stock to pay $359,479 of accrued Series D Preferred stock dividends.

4)	The Company agreed to issue 229 shares of Series D Preferred stock to convert future contingency payments for two individuals, valued at approximately $229,000.

Results of Operations

Three months ended March 31, 2010, compared to three months ended March 31, 2009

Revenues
For the three months ended March 31, 2010, the Company achieved net revenues of $3,006,288 of which $2,917,662 were attributable to monitoring services revenues.  This compares to net revenues of $3,047,714 and monitoring services revenues of $3,037,254 for the same period ended March 31, 2009. The decrease in monitoring services revenue of $119,592 can be primarily attributed to the non-renewal of a monitoring contract with a single customer at Midwest Monitoring and Surveillance, a subsidiary of the Company. This discontinued customer accounted for $8,952 of revenues during the three months ended March 31, 2010 compared to $175,562 during the three months ended March 31, 2009, a reduction of $166,610. We do not expect the discontinued customer to return in the short-term.  As an offset against the reduction of $166,610 in monitoring services revenue from the discontinued customer, the Company was able to close an additional $47,018 in new monitoring services revenues for the same time period.  Additionally, product revenues increased from $10,460 for the three months ended March 31, 2009 to $88,626, an increase of $78,166 for the three months ended March 31, 2010. For the three months ended March 31, 2010 and 2009, revenues from one piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated to $1,483,875 and $1,489,746, respectively.

Cost of Revenues

For the three months ended March 31, 2010, cost of revenues for operations declined to $1,694,389 from $2,759,258 during the three months ended March 31, 2009, a decrease of $1,064,869 or 39%.  The decrease in cost of revenues resulted primarily from a reduction in communication cost of $272,245, amortization of devices of $242,591, monitoring center costs of $133,155, utilization fees of $82,610, which have been eliminated completely, and freight costs of $65,330. The reduction of communication costs have been realized due to entering into additional agreements with cellular companies with more favorable rates.  Additionally, monitoring center costs have decreased due to the development of software which more effectively automates alarms requiring less operators to manage the active devices in the field. While focusing on the reductions in cost of revenues, we have been able to increase gross profit from $288,456, or 9.5% of revenues for the three months ended March 31, 2009 to $1,311,899, or 43.6% of revenues for the three months ended March 31, 2010.

Research and Development Expenses

During the three months ended March 31, 2010 and 2009, research and development expense was $383,564 and $353,498, respectively, and consisted primarily of expenses associated with the development of the TrackerPAL™ device and related services.

Selling, General and Administrative Expenses

During the three months ended March 31, 2010, selling, general and administrative expenses were $2,755,207 compared to $3,810,452 during the three months ended March 31, 2009.  The improvement of $1,055,245 is primarily due to decreases in consulting expense of $370,750, legal and professional expense of $315,115, payroll of $199,760, and depreciation of $85,200.  The decrease in consulting and payroll related expenses resulted primarily from SecureAlert hiring some of its consultants to full time positions and reducing staff due to improving and eliminating unnecessary processes and procedures.

Interest Expense

During the three months ended March 31, 2010 and 2009, interest expense totaled $2,147,508 and $1,055,157, respectively. The increase of $1,092,351 resulted primarily from a non-cash expense related to amortization of debt discount from the issuance of stock and warrants in connection with debt obligations.

Six months ended March 31, 2010, compared to three months ended March 31, 2009

Revenues

For the six months ended March 31, 2010, we had net revenues from operations of $6,202,911, compared to $6,270,012 for the six months ended March 31, 2009, a decrease of $67,101.  Although net revenues were relatively flat to slightly declining, recurring revenues from monitoring services increased $212,047 or 4% from $5,851,868 for the six months ended March 31, 2009, compared to $6,063,915 for the six months ended March 31, 2010. Since March 31, 2009 we shifted our focus to leasing monitoring equipment instead of device sales.  Product revenues decreased $279,148 from $418,144 for the six months ended March 31, 2009 to $138,996 for the six months ended March 31, 2010.  This decrease resulted primarily from a one-time sale by Midwest Monitoring and Surveillance of $345,000 of merchandise made during the six months ended March 31, 2009 that did not recur during the six months ended March 31, 2010.  For the six months ended March 31, 2010 and 2009, revenues from one piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated to $2,998,389 and $2,915,329, respectively.

Cost of Revenues

For the six months ended March 31, 2010, cost of revenues for operations declined to $3,660,127 from $5,874,714 during the six months ended March 31, 2009, a decrease of $2,214,587.  The decrease in cost of revenues resulted primarily from a reduction in communication cost of $636,744, utilization fees of $336,562, which have been eliminated completely, monitoring center costs of $305,786, device amortization of $248,232, and device costs of $195,367 from units sold.  The reduction of communication costs have been realized due to entering into additional agreements with cellular companies with more favorable rates.  Additionally, monitoring center costs have decreased due to the development of software which more effectively automates alarms requiring less operators to manage the active devices in the field. While focusing on the reductions in cost of revenues, we have been able to increase gross profit from $395,298, or 6.3% of revenues for the six months ended March 31, 2009 to $2,542,784, or 41.0% of revenues for the six months ended March 31, 2010.

Research and Development Expenses

During the six months ended March 31, 2010 and 2009, research and development expense was $671,281 and $845,901, respectively, and consisted primarily of expenses associated with the development of the TrackerPAL™ device and related services.

Selling, General and Administrative Expenses

During the six months ended March 31, 2010, selling, general and administrative expenses were $6,227,982 compared to $7,899,726 during the six months ended March 31, 2009.  The improvement of $1,671,744 is primarily due to decreases in legal and professional expense of $487,212, consulting expense of $384,567, payroll and payroll taxes of $183,893, depreciation expense of $141,116, outside services of $106,928, and travel expense of $92,650.  The decrease in legal and professional fees is primarily related to the settlement of two lawsuits.  The decrease in consulting and payroll related expenses resulted primarily from SecureAlert hiring some of its consultants to full time positions and reducing staff due to improving and eliminating unnecessary processes and procedures.

Interest Expense

During the six months ended March 31, 2010 and 2009, interest expense related to operations totaled $3,610,650 and $1,534,903, respectively. The increase of $2,075,747 resulted primarily from a non-cash expense related to amortization of debt discount from the issuance of stock and warrants in connection with debt obligations.

Liquidity and Capital Resources

We are presently unable to finance our business solely from cash flows from operating activities. During the six months ended March 31, 2010, we supplemented cash flows to finance our business from the issuance of debt and equity securities, providing net cash proceeds from financing activities of $6,905,613.

As of March 31, 2010, we had unrestricted cash of $3,677,641 and a working capital deficit of $2,887,698, compared to unrestricted cash of $602,321 and a working capital deficit of $16,476,897 as of September 30, 2009.

For the six months ended March 31, 2010, our operating activities used cash of $3,042,368, compared to $4,993,267 of cash used in operating activities for the six months ended March 31, 2009.

We used cash of $787,925 for investing activities during the six months ended March 31, 2010, compared to $960,468 of cash used in investing activities in the six months ended March 31, 2009.

Financing activities for the six months ended March 31, 2010, provided cash of $6,905,613 compared to $3,908,976 for the six months ended March 31, 2009. For the six months ended March 31, 2010, we had net proceeds of $6,196,000 from the issuance of Series D Convertible Preferred stock, net advances from the line of credit of $745,996, proceeds of $500,000 from the issuance of related-party debt and $449 from the issuance of notes payable.  Cash decreased by $286,832 due to payments on notes payable, $125,000  in net payments to a related-party line of credit, $100,000 due to payments on related-party notes payable in connection with the acquisition of Court Programs, and $25,000 due to payment for the termination of a portion of a Series A 15% Debenture.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

We incurred a net loss of $9,030,636 for the six months ended March 31, 2010 and a loss from operations of $5,711,214.  In addition, we had an accumulated deficit of $214,034,050 as of March 31, 2010.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K for the year ended September 30, 2009 raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty are to increase leases of the TrackerPAL™ product and to increase monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had no revenues from sources outside the United States for the three and six months ended March 31, 2010 and 2009.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  We occasionally purchase goods and services in foreign currencies which resulted in currency exchange rate losses of $8,084 and $0 for the six months ended March 31, 2010 and 2009, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of March 31, 2010, we had $998,596 of borrowings outstanding on a line of credit with a bank with an interest rate of 3.28%.  The interest rate on this line of credit is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

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

We have developed our internal controls over financial reporting, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were not effective, at March 31, 2010, in that in the course of the management's assessment, it identified the following material weaknesses in internal control over financial reporting:

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

o	Implementation of Effective Controls – We failed to complete the implementation of effective internal controls over our majority-owned subsidiaries as of March 31, 2010 due to limited resources.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

During the six months ended March 31, 2010, the Company settled two lawsuits, Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and RemoteMDx, Inc. and RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC). Under the terms of the settlement agreement, these cases were dismissed and the Company agreed to pay STOP over three years the sum of $1,150,000, which has been accrued as of March 31, 2010. The settlement agreement also included cross-licensing provisions pursuant to which the Company licensed STOP to utilize certain of its patents and STOP licensed the Company to use certain of its patents that were the subject matter of these two lawsuits.

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

On March 18, 2010, the Company received a letter from the SEC notifying that they have completed the investigation and they do not recommend any enforcement action by the Commission.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the six months ended March 31, 2010, we issued 1,400,000 shares of common stock ,valued at $158,469, to former holders of SecureAlert Monitoring, Inc. (“SMI”) Series A Preferred stockholders as payment for past contingency payments in connection with the redemption of the stockholder’s SMI Series A Preferred stock.  The shares of the Company’s common stock were issued to three holders of SMI Series A Preferred Stock in private transactions.

Subsequent to March 31, 2010, the Company issued an additional 3,760,858 shares of common stock to six SMI Series A Preferred holders for past contingency payments due to former SMI Series A stockholders, valued at $451,303, or $0.12 per share.  The shares of the Company’s common stock were issued to the holders of SMI Series A Preferred Stock in private transactions.

The Company also issued 250,000 shares of common stock for services rendered to the Company valued at $27,500.  The shares of common stock were issued in connection with a private transaction pursuant to an agreement dated February 4, 2010.

Additionally, the Company entered into an agreement with four minority owners of Midwest Monitoring and Surveillance (“Midwest”) to extend the option period for the purchase of the remaining minority ownership interest of Midwest. As consideration for the extension of the option period for an additional 12 months, the Company paid a fee (to be credited against the purchase price for the remaining shares of Midwest) by issuing 150,000 restricted shares of the Company’s common stock and waived the payment of $10,000 owed to the Company by Midwest.  In addition, we agreed to make cash payments to the sellers totaling $144,000 in equal installments over a 12-month period.  In consideration of the payments of cash and stock, we received shares of Midwest’s common stock increasing our total ownership interest in Midwest from 51% to 53.145%.  These shares of common stock were issued to the Midwest minority owners in private transactions.

Finally, in April 2010, the Company’s Board of Directors approved the issuance of 2,925,820 shares of common stock to pay $359,479 of accrued Series D Preferred Stock dividends.  The shares were issued to pay the accrued and unpaid 8% dividends on the Series D Preferred Stock as of March 31, 2010.

Series D Preferred Stock

Additionally, during the six months ended March 31, 2010, we issued 35,825 shares of Series D Preferred stock.  We issued the Series D Preferred Stock in exchange for an aggregate of $16,681,384 of outstanding debt obligations of the Company and received net cash proceeds of $6,196,000.  The shares of Series D Preferred Stock were issued in private placement transactions, without registration of the offer and sale of the securities.  We issued the shares of Series D Preferred Stock to 43 investors and debt holders in private transactions.

In each of the transactions listed above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 5.    Other Information

On February 1, 2010, we filed an amendment to our Articles of Incorporation changing the name of the Company to “SecureAlert, Inc.”  This action had been approved by the affirmative vote of our shareholders at annual meeting on October 28, 2008.  The results of the shareholder voting on this proposal were disclosed previously in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed by the Company with the SEC on December 26, 2008.

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

3(i)(11)
Articles of Amendment to the Articles of Incorporation to Change Name from RemoteMDx, Inc. to SecureAlert, Inc., dated February 1, 2010 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2009, filed in February 2010).

3(i)(12)
Articles of Amendment to the Articles of Incorporation to Change Name from SecureAlert, Inc. to SecureAlert Monitoring, Inc., dated February 1, 2010 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2009, filed in February 2010).

3.(i)(13)	Articles of Correction to the Certificate of Designation of Series D Convertible Preferred Stock, filed with the State of Utah on May 4, 2010, effective December 3, 2009 (copy filed herewith).

3.(i)(14)	Extension Agreement between sellers of Midwest Monitoring and Surveillance.

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).

10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

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

10.26
Settlement Agreement between Satellite Tracking of People, L.L.C. and the Company, dated January 29, 2010.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2009, filed in February 2010).

10.27	Agreement between the Company and Sapinda Group, Ltd., dated November 25, 2009 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2009, filed in February 2010).

10.28	Amended Stock Purchase Agreement between Court Programs and the Company, effective March 31, 2010 (previously filed as Exhibit to Current Report on Form 8-K/A, filed by the Company on May 14, 2010.

10.29
Second Extension of Purchase Agreement among SecureAlert, Inc., Midwest Monitoring & Surveillance, Inc., Gary Shelton, Gary Bengtson, Larry Gardner and Sue Gardner, dated effective April 1, 2010 (previously filed as Exhibit to Current Report on Form 8-K, filed by the Company on May 7, 2010).

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

SecureAlert, INC.

Date: May 17, 2010	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)