Form 10-Q
period 2010-06-30
SecureAlert, Inc.
filed 2010-08-16
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2010 was 262,749,970.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	September 30, 2009
Assets
Current assets:
Cash	$1,879,955	$602,321
Accounts receivable, net of allowance for doubtful accounts of $299,100 and $266,000, respectively	1,451,165	1,441,648
Inventory, net of reserve of $124,725 and $83,092, respectively	351,072	603,329
Prepaid expenses and other	386,551	275,390
Total current assets	4,068,743	2,922,688
Property and equipment, net of accumulated depreciation of $2,208,208 and $2,525,180, respectively	1,343,915	1,313,306
Monitoring equipment, net of accumulated depreciation of $3,200,324 and $2,944,197, respectively	2,231,961	1,316,493
Goodwill	4,178,456	2,468,081
Intangible assets, net of amortization of $234,672 and $126,655, respectively	438,329	496,346
Other assets	82,618	76,675
Total assets	$12,344,022	$8,593,589

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	June 30, 2010	September 30, 2009
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank line of credit	$1,000,000	$252,600
Accounts payable	2,431,785	2,339,786
Accrued liabilities	1,497,126	3,506,680
Dividends payable	579,892	-
Deferred revenue	30,941	56,858
Settlement liability	975,000	-
SecureAlert Monitoring Series A Preferred stock redemption obligation	148,995	3,148,943
Current portion of related-party line of credit and notes	200,000	1,576,022
Promissory notes payable, net of debt discount of $0 and $41,556, respectively	-	2,008,444
Senior secured note payable, net of debt discount of $0 and $529,109, respectively	150,000	2,890,522
Current portion of Series A 15% debentures, net of debt discount of $0 and $1,272,189, respectively	-	2,127,811
Derivative liability	-	1,219,426
Current portion of long-term debt	886,424	272,493
Total current liabilities	7,900,163	19,399,585
Series A 15% debentures, net of debt discount of $0 and $549,531, respectively, net of current portion	-	557,219
Long-term related party line of credit and notes, net of current portion	55,245	-
Long-term debt, net of current portion, net of debt discount of $0 and $525,665, respectively	519,284	1,009,606
Total liabilities	8,474,692	20,966,410

Stockholders’ equity (deficit):
SecureAlert, Inc. stockholders’ equity (deficit):
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 50,000 shares designated; 37,851 and zero shares outstanding, respectively (aggregate liquidation preference of $28,857,253)	4	-
Common stock, $0.0001 par value: 600,000,000 shares authorized; 238,748,663 and 210,365,988 shares outstanding, respectively	23,875	21,037
Additional paid-in capital	221,235,284	194,659,044
Subscription receivable	(50,000)	-
Deferred compensation	(1,092,943)	(1,287,406)
Accumulated deficit	(216,075,643)	(205,765,496)
Total SecureAlert, Inc. stockholders’ equity (deficit)	4,040,577	(12,372,821)
Non-controlling interest	(171,247)	-
Total equity (deficit)	3,869,330	(12,372,821)
Total liabilities and stockholders’ equity (deficit)	$12,344,022	$8,593,589

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues:
Products	$86,384	$75,451	$225,380	$493,595
Monitoring services	2,992,842	3,133,518	9,056,757	8,985,386
Total revenues	3,079,226	3,208,969	9,282,137	9,478,981
Cost of revenues:
Products	5,088	28,891	27,140	246,310
Monitoring services	1,710,373	2,391,935	5,348,448	8,049,230
Total cost of revenues	1,715,461	2,420,826	5,375,588	8,295,540
Gross profit	1,363,765	788,143	3,906,549	1,183,441
Operating expenses:
Selling, general and administrative (including $120,174, $281,604, $1,068,352 and $2,355,600, respectively, of compensation expense paid in stock or stock options / warrants)	2,703,819	3,178,333	8,931,801	11,078,059
Settlement expense	-	23,046	1,150,000	23,046
Research and development	490,258	431,201	1,161,539	1,277,102
Impairment of goodwill	-	-	204,735	-
Loss from operations	(1,830,312)	(2,844,437)	(7,541,526)	(11,194,766)
Other income (expense):
Currency exchange rate loss	(672)	-	(8,756)	-
Loss on disposal of equipment	-	-	(8,713)	-
Redemption of SecureAlert Monitoring Series A Preferred	4,431	24,060	(21,263)	20,449
Interest income	86	8,215	13,227	11,658
Interest expense (including $88,247, $1,099,707, $3,006,297, $1,929,306, respectively, of interest expense paid in stock)	(229,582)	(1,255,103)	(3,840,232)	(2,790,006)
Acquisition option extension cost	-	(147,566)	-	(347,066)
Derivative valuation gain (loss)	-	(1,014,045)	200,534	(1,014,045)
Other income, net	1,811	196,568	121,855	1,276,319
Net loss	(2,054,238)	(5,032,308)	(11,084,874)	(14,037,457)
Net loss attributable to non-controlling interest	12,645	-	121,741	-
Net loss attributable to SecureAlert, Inc.	(2,041,593)	(5,032,308)	(10,963,133)	(14,037,457)
Dividends on Series A and D Preferred stock	(579,892)	-	(939,371)	(175)
Net loss attributable to SecureAlert, Inc. common stockholders	$(2,621,485)	$(5,032,308)	$(11,902,504)	$(14,037,632)
Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.08)
Weighted average common shares outstanding, basic and diluted	222,468,000	191,962,000	215,230,000	173,137,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,084,874)	$(14,037,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,061,652	1,676,541
Common stock issued for services	27,500	668,874
Amortization of deferred financing and consulting costs	541,860	1,497,936
Non-cash compensation related to re-pricing of stock options	498,992	345,838
Common stock issued for acquisition option extension cost	-	19,500
Amortization of debt discount	2,918,050	1,067,037
Settlement expense	1,150,000	-
Non-cash interest expense related to a beneficial conversion feature	62,737	-
Common stock issued in connection with debt	25,510	-
Common stock issued to settle lawsuit	-	292,207
Redemption of SecureAlert Monitoring Series A Preferred stock	21,263	(20,448)
Increase in related-party line of credit for services	117,193	218,684
Impairment of goodwill	204,735	-
Derivative liability valuation (gain) loss	(200,534)	1,014,045
Changes in operating assets and liabilities:
Accounts receivable, net	(9,517)	269,388
Deposit released from escrow	-	500,000
Inventories	252,257	(177,253)
Prepaid expenses and other assets	(81,004)	(139,184)
Receivables	(99)	55,385
Accounts payable	91,999	14,929
Accrued liabilities	(56,376)	10,202
Deferred revenue	(25,917)	18,572
Net cash used in operating activities	(4,484,573)	(6,705,204)

Cash flows from investing activities:
Purchase of property and equipment	(241,491)	(240,984)
Purchase of monitoring equipment	(1,588,093)	(1,047,043)
Purchase of securities	-	(200,000)
Disposal of property and equipment	24,221	-
Disposal of monitoring equipment	60,016	33,519
Net cash used in investing activities	(1,745,347)	(1,454,508)

Cash flows from financing activities:
Net payments on related-party line of credit	(137,970)	(713,868)
Proceeds from related-party note payable	500,000	1,500,000
Payment on related-party notes payable	(500,000)	(603,280)
Principal payments on notes payable	(595,393)	(453,766)
Proceeds from notes payable	3,217	55,744
Net borrowings on bank line of credit	747,400	87,346
Principal payments on notes payable related to acquisitions	(100,000)	-
Proceeds from Series A 15% debenture, net of commissions	-	3,846,750
Payments on Series A 15% debenture	(25,000)	-
Proceeds from issuance of common stock, net of commissions	-	3,250,000
Net proceeds from issuance of Series D Convertible Preferred stock	7,615,300	-
Net cash provided by financing activities	7,507,554	6,968,926
Net increase (decrease) in cash	1,277,634	(1,190,786)
Cash, beginning of period	602,321	2,782,953
Cash, end of period	$1,879,955	$1,592,167

The accompanying notes are an integral part of these statements.

ECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2010	2009

Cash paid for interest	$1,088,120	$1,121,715

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares of common stock in exchange for shares of Series B Preferred stock	$-	$2
Issuance of shares of common stock and warrants in exchange for deferred consultingservices and financing costs	-	384,667
Accrual of Series A Preferred stock dividends	-	175
Issuance of shares of common stock for subscription receivable	-	250,000
Issuance of shares of common stock for accounts payable	-	550,000
Discount from issuance of convertible debt	-	4,114,052
Cancellation of common stock issued	-	175
Acquisition of monitoring equipment through issuance of debt	-	2,770,000
Stock and options issued in connection with acquisition of Bishop Rock Software, Inc.	-	856,522
Issuance of common stock to settle notes payable and accrued interest	-	187,793
Line of credit paid through the issuance of Senior convertible notes	-	3,549,630
Acquisition of property and equipment through issuance of debt	-	38,991
Issuance of 5,160,858, and 0 shares of common stock for payment of SecureAlert Monitoring, Inc. Series A Preferred stock contingency payments	609,772	-
Note payable issued to acquire monitoring equipment and property and equipment	190,487	-
Issuance of 3,150,000 and 0 stock options, respectively, for deferred consulting	347,397	-
Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	16,884,874	-
Issuance of dividends payable on Series D Convertible Preferred stock	939,371	-
Note payable issued to acquire remaining shares of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	1,049,631	-
Liabilities forgiven as part of acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	330,262	-
Non-controlling interest assumed through acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	335,086	-
Conversion effect on derivative liability	1,018,892	-
Issuance of 150,000 shares of common stock to purchase an additional 2.145% ownership of Midwest Monitoring & Surveillance, Inc.	18,000	-
Issuance of 19,896,000 of common stock from the conversion of 3,316 shares of Series D Preferred stock	1,990	-
Issuance of 2,925,817 shares of common stock in connection with Series D Preferred stock dividends	359,479	-
Accrued liabilities issued for Midwest Monitoring & Surveillance ownership	144,000	-
Subscription receivable issued for Series D Preferred stock	50,000	-
Patent acquired through accrued liability	50,000	-

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. (formerly RemoteMDx, Inc.) and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010, and results of its operations for the three and nine months ended June 30, 2010 and 2009.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results of operations for the three and nine months ended June 30, 2010 may not be indicative of the results for the fiscal year ending September 30, 2010.

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

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This guidance has not yet been adopted and the Company does not expect a significant impact to its results of operations and financial position.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company adopted this guidance as of April 1, 2010 which did not significantly impact its results of operations and financial position as of June 30, 2010.

In April 2008, the FASB issued an amendment for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations” and other principles under GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted this guidance as of October 1, 2009 which did not significantly impact its results of operations and financial position as of June 30, 2010.

In September 2006, the FASB issued enhanced guidance for using fair value to measure assets and liabilities. This guidance also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. This new guidance applies whenever other guidance requires or permits assets or liabilities to be measured at fair value. This does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued additional guidance to exclude previous guidance on  “Accounting for Leases” and delays the effective date of the this new guidance by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. This additional guidance is effective immediately. The Company adopted this for financial assets and financial liabilities at the beginning of fiscal year 2009. The adoption of this guidance for financial assets and financial liabilities did not impact our results of operations and financial position. The guidance is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance for nonfinancial assets and nonfinancial liabilities did not significantly impact the Company’s results of operations and financial position.

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

In September 2009, the FASB issued guidance updates and provided amendments to its Fair Value Measurements and Disclosure requirements which permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments, such as the nature of any restriction on the ability to redeem an investment on the measurement date.  This guidance is effective for interim and annual periods ending after December 15, 2009. Early application was permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company adopted this guidance for the nine months ended June 30, 2010 which did not significantly impact the Company’s results of operations and financial position.

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

In February 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The Company adopted this guidance for the nine months ended June 30, 2010 which did not significantly impact the Company’s results of operations and financial position.

In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirement related to subsequent events. The accounting standard requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position or results of operations.  The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity verses a fair market value method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its fair market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  During the nine months ended June 30, 2010 and 2009, the Company impaired goodwill from the purchase of Court Programs, Inc. by $204,735 and $0, respectively.

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

The Company typically leases its devices under one-year contracts with customers that opt to use the Company’s monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or up to 7 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

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

Common stock equivalents consist of shares issuable upon the exercise of common stock options and warrants, shares issuable upon conversion of debt, and shares issuable upon the conversion of preferred stock. As of June 30, 2010 and 2009, there were 274,113,290 and 76,128,791 outstanding common stock equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2010, consisted of 227,106,000 shares of common stock from the potential conversion of 37,851 shares of outstanding Series D Convertible Preferred Stock, 3,329,125 shares of common stock from the potential conversion of $417,855 of debt and accrued interest, and 19,678,165 shares underlying options and warrants.  Of the 19,678,165 shares underlying options and warrants, 18,455,498 shares underlie options and warrants which have vested and 1,222,667 shares underlie options and warrants which have not yet vested.  The remaining common stock equivalents consist of 4,000 Series D Preferred stock options that when converted would result in the issuance of 24,000,000 shares of the Company’s common stock.

(8)           STOCK-BASED COMPENSATION

For the nine months ended June 30, 2010 and 2009, the Company calculated compensation expense of $67,406 and $67,406 respectively related to the vesting of stock options granted in prior years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted no stock options to employees during the nine months ended June 30, 2010 and 1,517,714 during the nine months ended June 30, 2009, valued at $274,650.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

A summary of stock option activity for the nine months ended June 30, 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	4,709,214	$0.76
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(1,570,000)	$0.60
Outstanding as of June 30, 2010	3,139,214	$0.27	2.49 years	$17,353
Exercisable as of June 30, 2010	3,016,547	$0.25	2.55 years	$17,353

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of products that are available for sale and raw materials used in the manufacturing of TrackerPAL™ devices.  Completed TrackerPAL™ devices are reflected in Monitoring Equipment.  As of June 30, 2010 and September 30, 2009, respectively, inventory consisted of the following:

	June 30, 2010	September 30, 2009
Raw materials	$475,797	$686,421
Reserve for damaged or obsolete inventory	(124,725)	(83,092)
Total inventory, net of reserves	$351,072	$603,329

(10)           PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2010 and September 30, 2009, were as follows:
	June 30, 2010	September 30, 2009
Equipment, software and tooling	$2,453,221	$2,742,537
Automobiles	308,611	305,658
Building and land	377,555	377,555
Leasehold improvements	127,912	127,912
Furniture and fixtures	284,824	284,824
Property and equipment, before accumulated depreciation	3,552,123	3,838,486
Accumulated depreciation	(2,208,208)	(2,525,180)

Property and equipment, net of accumulated depreciation	$1,343,915	$1,313,306

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $311,150 and $527,917, respectively.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the nine months ended June 30, 2010 and 2009, the Company disposed of property and equipment with a net book value of $24,221 and $0, respectively.

(11)           MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2010 and September 30, 2009, was as follows:

	June 30, 2010	September 30, 2009
Monitoring equipment	$5,432,285	$4,260,690
Less: accumulated depreciation	(3,200,324)	(2,944,197)
Total	$2,231,961	$1,316,493

The Company leases monitoring equipment to agencies under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $642,609 and $1,106,380, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the nine months ended June 30, 2010 and 2009, the Company disposed of monitoring equipment and parts with a net book value of $60,016 and $33,519, respectively.

(12)           GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2010, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and Bishop Rock Software and patent purchases as follows:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	Total
Goodwill	$1,421,995	$2,756,461	$-	$-	$4,178,456
Other intangible assets
Trade name	120,000	99,000	10,000	-	229,000
Software	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	6,000
Patent license agreement	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	8,000
Total other intangible assets	122,000	111,000	390,001	50,000	673,001
Accumulated amortization	(22,667)	(26,150)	(185,855)	-	(234,672)
Other intangible assets, net of accumulated amortization	99,333	84,850	204,146	50,000	438,329
Total goodwill and other intangible assets, net of amortization	$1,521,328	$2,841,311	$204,146	$50,000	$4,616,785

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

Effective April 1, 2010, the Company and the Midwest minority owners executed an agreement to extend the option period for the purchase of the remaining minority ownership interest of Midwest. As consideration for the extension of the option period for an additional 12 months, the Company paid a fee (to be credited against the purchase price for the remaining shares of Midwest) by issuing 150,000 restricted shares of the Company’s common stock valued at $18,000 ($0.12 per share) and waived the payment of $10,000 owed to the Company by Midwest.  In addition, the Company agreed to make cash payments to the sellers totaling $144,000 in equal installments over a 12-month period.  In consideration of the payments of cash and stock, the Company was issued additional shares of Midwest’s common stock increasing the Company’s total ownership interest in Midwest from 51% to 53.145%.

The total consideration of $4,562,427 less the tangible assets acquired of $674,679 resulted in an excess over net book value of $3,887,748.  The Company recorded impairment of $2,343,753 for the fiscal year ended September 30, 2009, resulting in a net goodwill of $1,421,995 and $122,000 of other intangible assets, as noted in the table above.

The Company recorded $6,167 of amortization expense for Midwest intangible assets during the nine months ended June 30, 2010 resulting in a total accumulated amortization of $22,667 and net intangible assets of $99,333.

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

Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. Consideration for the remaining ownership of Court Programs consisted of the following: $100,000 in cash, a note payable of $200,000, a note payable for $849,631 which was subsequently exchanged into 621 shares of the Company’s Series D Preferred stock (see Note 16), $330,262 of debt forgiveness, and $335,086 of assumption of non-controlling interest. In connection with the acquisition, the Company paid 229 shares of Series D Preferred stock and $30,000 in cash to an entity to facilitate the acquisition.

The total consideration of $3,342,722 less the tangible assets acquired of $270,526 resulted in an excess over net book value of $3,072,196.  The Company recorded $204,735 of impairment of goodwill resulting in a net goodwill of $2,756,461 and $111,000 of other intangible assets, as noted in the table above. The Company recorded $6,350 of amortization expense on intangible assets for Court Programs during the nine months ended June 30, 2010 resulting in a total accumulated amortization of $26,150 and net intangible assets of $84,850.

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, in Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”) for 2,857,286 shares of the Company’s common stock valued at $0.23 per share ($657,176), options to purchase 642,714 shares of the Company’s common stock with an exercise price of $0.09 per share for a value of $114,383 using the Black-Scholes calculation, and $79,268 in debt for a total purchase price of $850,827.  The total consideration of $850,827, less crime-scene correlation software recorded as an asset for $390,001, resulted in goodwill of $460,827.  During the fiscal year ended September 30, 2009, the Company recorded an impairment expense of $460,827, resulting in no more remaining goodwill.

The Company recorded $95,500 of amortization expense on intangible assets for Bishop Rock Software during the nine months ended June 30, 2010, resulting in a total accumulated amortization of $185,855 and net intangible assets of $204,146.

Patent
On January 29, 2010, the Company and Satellite Tracking of People, LLC (“STOP”) entered into a license agreement whereby STOP granted to Company a non-exclusive license under U.S. Patent No. 6,405,213 and any and all patents issuing from continuation, continuation-in-part, divisional, reexamination and reissues thereof and along with all foreign counterparts, to make, have made, use, sell, offer to sell and import covered products in SecureAlert’s present and future business.  The license granted shall continue for so long as any of the licensed patents have enforceable rights.  The license granted is not assignable or transferable except for sublicenses within the scope of its license to the Company’s subsidiaries.

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the three months ended June 30, 2010 and the balance is due by January 29, 2011. Since the Company has not yet begun utilizing this patent and is in the process of determining its useful life, no amortization was recorded in connection with the license for the nine months ended June 30, 2010.

Supplemental Pro Forma Results of Operations
The following tables present the pro forma results of operations for the three and nine months ended June 30, 2010 and 2009, as though the Bishop Rock Software acquisition and the remaining ownership of Court Programs had been completed as of the beginning of each period presented:

	Three months ended June 30,
	2010	2009
Revenues:
Products	$86,384	$75,451
Monitoring services	2,992,842	3,133,518
Total revenues	3,079,226	3,208,969
Cost of revenues:
Products	5,088	28,891
Monitoring services	1,710,373	2,391,935
Total cost of revenues	1,715,461	2,420,826
Gross profit	1,363,765	788,143
Operating expenses:
Selling, general and administrative (including $120,174 and $281,604, respectively, of compensation expense paid in stock or stock options / warrants)	2,703,819	3,178,333
Settlement expense	-	23,046
Research and development	490,258	431,201
Loss from operations	(1,830,312)	(2,844,437)
Other income (expense):
Currency exchange rate loss	(672)	-
Redemption of SecureAlert Monitoring Series A Preferred	4,431	24,060
Interest income	86	8,215
Interest expense (including $88,247 and $1,099,707, respectively, of interest expense paid in stock)	(229,582)	(1,255,103)
Acquisition option extension cost	-	(147,566)
Derivative valuation loss	-	(1,014,045)
Other income (expense), net	1,811	196,568
Net loss	(2,054,238)	(5,032,308)
Net loss attributable to non-controlling interest	12,645	-
Net loss attributable to SecureAlert, Inc.	(2,041,593)	(5,032,308)
Dividends on Series A and D Preferred stock	(579,892)	-
Net loss attributable to SecureAlert, Inc. common stockholders	$(2,621,485)	$(5,032,308)
Net loss per common share, basic and diluted	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	222,468,000	191,962,000

	Nine months ended June 30,
	2010	2009
Revenues:
Products	$225,380	$493,595
Monitoring services	9,056,757	8,986,068
Total revenues	9,282,137	9,479,663
Cost of revenues:
Products	27,140	246,310
Monitoring services	5,348,448	8,049,230
Total cost of revenues	5,375,588	8,295,540
Gross profit	3,906,549	1,184,123
Operating expenses:
Selling, general and administrative (including $1,068,352 and $2,355,600, respectively, of compensation expense paid in stock or stock options / warrants)	8,931,801	11,238,788
Settlement expense	1,150,000	23,046
Research and development	1,161,539	1,277,102
Impairment of goodwill	204,735	-
Loss from operations	(7,541,526)	(11,354,813)
Other income (expense):
Currency exchange rate loss	(8,756)	-
Loss on disposal of equipment	(8,713)	-
Redemption of SecureAlert Monitoring Series A Preferred	(21,263)	20,449
Interest income	13,227	11,658
Interest expense (including $3,006,297 and $1,929,306, respectively, of interest expense paid in stock)	(3,840,232)	(2,790,006)
Acquisition option extension cost	-	(347,066)
Derivative valuation gain (loss)	200,534	(1,014,045)
Other income (expense), net	121,855	1,276,319
Net loss	(11,084,874)	(14,197,504)
Net loss attributable to non-controlling interest	121,741	-
Net loss attributable to SecureAlert, Inc.	$(10,963,133)	$(14,197,504)
Dividends on Series A and D Preferred stock	(939,371)	(175)
Net loss attributable to SecureAlert, Inc. common stockholders	$(11,902,504)	$(14,197,679)
Net loss per common share, basic and diluted	$(0.06)	$(0.08)
Weighted average common shares outstanding, basic and diluted	215,230,000	173,137,000

(13)           BANK LINE OF CREDIT

As of September 30, 2009, the Company owed $252,600 against an available line of credit of $1,000,000 bearing interest at a rate of 3.28% and maturing on September 22, 2010. The line of credit is secured by certificates of deposit pledged by the Company’s Chief Executive Officer, Mr. Derrick.  Interest on the line of credit is due monthly with the principal due at maturity.  During the nine months ended, the Company borrowed $1,747,400 and made payments of $1,000,000 resulting in an outstanding balance of $1,000,000 as of June 30, 2010.

(14)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
Accrued payroll, taxes and employee benefits	$649,745	$561,898
Accrued related-party origination fees	192,725	-
Accrued warranty and manufacturing costs	156,622	246,622
Accrued commissions and other costs	154,128	45,788
Accrued interest	128,238	382,424
Accrued acquisition extension costs	72,000	42,000
Accrued indigent fees	47,686	34,130
Accrued board of directors fees	25,000	300,000
Accrued legal and settlement costs	21,307	80,208
Accrued consulting	18,000	436,054
Accrued research and development costs	14,132	45,000
Accrued outside services	11,458	38,132
Accrued cellular costs	6,085	27,144
Accrued foreclosure liability	-	775,000
Accrued officer compensation	-	492,280
Total accrued expenses	$1,497,126	$3,506,680

(15)           CONVERTIBLE PROMISSORY NOTE

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL™ units.  The note, at the lender’s option, may convert into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note bears interest at 8% per annum and matures on January 15, 2010. Interest is due monthly and the principal is due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount and was expensed over the life of the note.  As of June 30, 2010 and September 30, 2009, the outstanding balance due was $0 and $2,050,000 with a remaining debt discount balance of $0 and, $41,556 respectively.  On January 13, 2010 the holder of the convertible promissory note converted the note, including the principal and accrued interest of $2,148,414 into 2,149 shares of Series D Preferred stock.

(16)           SENIOR SECURED CONVERTIBLE NOTES

During the fiscal year ended September 30, 2009, the Company issued senior secured convertible notes of $3,549,631 to unrelated parties. The proceeds were used to pay off the Company’s line of credit. The interest rate is 15% per annum and the notes matured on March 13, 2010.  Interest was due monthly and the principal was due at maturity.  These notes were convertible into shares of the Company’s common stock at a conversion price of $0.20 per share or into shares of common stock of a subsidiary of the Company at the fair market value of the stock at the conversion date.  The Company determined that the embedded conversion features of the notes were subject to derivative accounting treatment (see Note 18). This resulted in a debt discount valued at $853,166. Additionally, with the issuance of these notes, the Company issued 3,549,630 shares of common stock valued at $226,853 recorded as a debt discount. The value of $1,080,019 recorded as a debt discount is expensed over the life of these notes.  On January 13, 2010 the holders of $2,270,000 of this debt converted the notes into 2,270 shares of Series D Preferred stock.  On March 12, 2010, a holder exchanged $849,631 of the notes into a promissory note of $849,631 which was converted into 850 shares of Series D Convertible Preferred stock as part of the acquisition of the remaining ownership of Court Programs (see Note 12).  The promissory note requires monthly principal payments of $50,000 plus interest at a rate of 12% per annum maturing on July 13, 2011 (see Note 20). During the nine months ended June 30, 2010 the Company and the Senior Secured Convertible Note holder of $150,000 mutually agreed to extend the maturity date from March 13, 2010 to May 31, 2010. As of June 30, 2010 and September 30, 2009, the outstanding balance of the Senior Secured Convertible Notes was $150,000 and $3,419,631 with a remaining debt discount balance of $0 and $529,109, respectively.  Subsequent to June 30, 2010 the Company paid off the outstanding balance of $150,000 and accrued interest of $20,891 for total cash payments of $170,891.

(17)           SERIES A 15% DEBENTURES

During the fiscal year ended September 30, 2009, the Company received $4,400,000 in cash from the issuance of Series A 15% debentures. Additionally, the Company issued debentures to a consultant in the principal amount of $106,750 for services rendered to the Company.  As of June 30, 2010 and September 30, 2009, the total outstanding balance of the debentures was $0 and $4,506,750, respectively.  The debentures earned interest at a rate of 15% interest per annum, with interest due quarterly and principal due at maturity 18 months after issuance.  In addition, for every $1 invested in the debenture the holder received one share of the Company’s common stock.  At the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share. The Company determined that the embedded conversion features of the debentures were subject to derivative accounting treatment (see Note 18). This resulted in a debt discount valued at $3,130,423.  Additionally, with the issuance of these debentures, the Company issued 4,506,750 shares of common stock valued at $265,982 and 2,200,000 warrants valued at $43,926 recorded as a debt discount. This discount was expensed over the life of the debentures.

In September 2008, the Company sold 4,077,219 shares of common stock at $0.75 per share to an investor.  Shortly following the transaction, the market price of the Company’s common stock fell to approximately $0.20 per share. The Company agreed upon the investor’s investment of an additional $3,000,000 (included in the $4,506,750 discussed in the paragraph above) in the Series A 15% debenture that the Company would issue 9,796,636 additional shares of its common stock to the investor.  Furthermore, the Company agreed to re-price outstanding warrants held by the investor from $1.00 to $0.25 per share and extend the purchase period an additional two years. The issuance of these shares and re-pricing of the warrants attributed an additional $587,248 to the debt discount resulting in a total $3,130,423 in a debt discount to be amortized over the life of the debentures.  During the nine months ended June 30, 2010, the Company amortized $1,821,720 of this debt discount and recorded it as interest expense.  On January 13, 2010 the holders of debentures of $4,718,197 in principal and accrued interest converted this debt into a total of 4,723 shares of Series D Preferred stock.  As of June 30, 2010 and September 30, 2009, the debt discount balance was $0 and $1,821,720, respectively.

(18)           DERIVATIVES

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company had convertible notes and debentures that contained embedded derivative features that required separate valuation from the convertible instruments during the nine months ended June 30, 2010.  The Company recognized these derivatives as liabilities on its balance sheet, and measured them at their estimated fair value, and recognized changes in their estimated fair value in earnings (losses) in the period of change.  As of June 30, 2010 and September 30, 2009, the derivative liabilities had a fair value of $0 and $1,219,426, respectively, resulting in a derivative valuation gain of $200,534 for the nine months ended June 30, 2010.

The Company did not have any derivatives as of June 30, 2009.

(19)           DEBT OBLIGATIONS

Debt obligations as of June 30, 2010 and September 30, 2009, consisted of the following:

	June 30, 2010	September 30, 2009
SecureAlert Monitoring, Inc.
Note payable for testing equipment with an interest rate of 8%. The note is secured by testing equipment. The note matures on June 9, 2011.	$7,803	$12,228

Note payable for testing equipment with an interest rate of 8%. The note is secured by testing equipment. The note matures on December 31, 2011.	14,241	-

Unsecured note payable with an interest rate of 12%. The note matured on February 1, 2010.	-	8,728

Note payable for computer equipment with an interest rate of 10%. The note is secured by computer equipment. The note matures on December 18, 2012.	16,806	-

Note payable for computer equipment with an interest rate of 12.364%. The note is secured by computer equipment. The note matures on June 28, 2013.	85,342	-
SecureAlert, Inc.
Unsecured promissory note with an entity bearing an interest rate of 15%. The note matures on December 31, 2010. Interest was paid quarterly and the principal due at maturity. Note was converted to Series D Preferred Stock on January 13, 2010 (see Note 21).	-	474,335

Secured promissory note with an individual with an interest rate of 12%. The note matures on July 13, 2011.	649,631	-

Court Programs, Inc.
Unsecured revolving line of credit with a bank with an interest rate of 9.24%.	12,500	16,500

Note payable due to the Small Business Administration (“SBA”). Note bears interest at 4% and matures on April 6, 2037. The note is secured by monitoring equipment.	221,260	225,000

Automobile loan with a financial institution secured by the vehicle purchased. Interest rate is 7.09% and is due in June 2014.	26,397	30,751

Unsecured note payable with an interest rate of 8%.	-	1,492

Capital lease with an effective interest rate 14.89% that matures in January 2011.	6,878	14,898

Capital lease with an interest rate of 14.12% that matures on November 15, 2012.	24,820	-

Midwest
Unsecured revolving line of credit with a bank, with an interest rate of 9.25%.	39,522	39,224

Notes payable to a financial institution bearing interest at 6.37%. Notes mature in July 2011 and July 2016. The notes are secured by property.	133,865	185,274

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	9,010	57,344

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and October 2011.	48,741	42,463

Note payable to a stockholder of Midwest. The note bears interest at 5% maturing in February 2013.	-	47,704

Capital leases with effective interest rates that range between 12.9% and 14.7%. Leases mature between June 2014 and September 2014.	108,892	126,158
Total debt obligations	$1,405,708	$1,282,099
Less current portion	(886,424)	(272,493)
Long-term debt, net of current portion	$519,284	$1,009,606

 (20)           RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of June 30, 2010 and September 30, 2009, the Company owed $55,245 and $76,022, respectively, under a line-of-credit agreement with ADP Management (“ADP”), an entity owned and controlled by Mr. Derrick, the Company’s Chief Executive Officer.  Outstanding amounts on the line of credit accrue interest at 16% per annum and were due upon demand.  During the nine months ended June 30, 2010, the Company made payments on the line-of-credit which consisted of net cash payments of $137,970 offset, in part, by $117,193 of expenses owed to ADP that are reimbursable by the Company.

Related-Party Notes Payable

Note #1
As of June 30, 2010 and September 30, 2009, the Company owed $0 and $1,500,000 in principal plus $0 and $12,197, respectively, in accrued interest to Mr. Derrick on an unsecured note payable.  Total proceeds from the note were $1,500,000, which accrued interest at 15% and was due on February 26, 2010. On January 13, 2010, Mr. Derrick converted the note into 1,500 shares of Series D Preferred stock.

Note #2
Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000 due in four equal installments of $50,000 each on July 15, 2010, October 15, 2010, January 15, 2011, and April 15, 2011, together with interest on any unpaid amounts at 8% per annum.  As of June 30, 2010 and September 30, 2009, the Company owed $200,000 and $0 in principal plus $5,908 and $0, respectively, in accrued interest under this note, which is payable to an employee of the Company (the former principal of Court Programs, Inc.).

Note #3
The Company entered into a promissory note on March 16, 2010 with Mr. Derrick for $500,000 accruing interest at a rate of 12% per annum or $5,000, a 1% origination fee, whichever is greater, maturing on April 15, 2010. On April 1, 2010, the Company paid off the promissory note for $505,000 in outstanding principal and accrued interest resulting in an effective interest rate of 21.5% per annum.

Note #4
On June 24, 2010, the Company and ADP entered into an agreement whereby ADP agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL II(e) devices and to provide additional working capital to the Company.  The Company agreed to pay a 10% origination fee to ADP for money loaned and/or invested (for a maximum of $500,000) payable in shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock).  As of June 30, 2010, the Company accrued $192,725 in origination fees in connection with the agreement.

All amounts loaned pursuant to this agreement shall bear interest at a rate of 16% per annum.  Interest shall be payable quarterly to ADP in shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock). The loan matures on July 1, 2011.  Additionally, ADP has the option to convert the outstanding balance and any unpaid interest into shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock).  During the three months ended June 30, 2010, the Company recorded $62,736 as interest expense to account for a beneficial conversion feature in connection with the agreement.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an officer of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received one-year warrants to purchase 2,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share, valued at $43,926. On January 13, 2010, the entity converted the $250,000 debenture into 250 shares of Series D Preferred stock.  As of June 30, 2010 and September 30, 2009, the Company owed $0 and $250,000 in principal plus $1,334 and $9,452 in accrued interest, respectively.

Consulting Arrangement

During the fiscal year ended September 30, 2008, the Compensation Committee approved a consulting agreement between ADP and the Company whereby the agreement compensates Mr. Derrick for serving as the Company’s Chief Executive Officer and Chairman of the Board of Directors.  After considering Mr. Derrick’s status as one of the Company’s founders; his experience and length of service; his experience in the industries in which he operates; educational and work background; and reviews of sample salaries at companies of comparable size and industry, the Compensation Committee and Mr. Derrick agreed to a salary of $240,000 per year. During the fiscal year ended September 30, 2008, the Company and Mr. Derrick agreed to prepay his salary in non-cash instruments by issuing 1,000,000 shares of restricted common stock valued at $1.52 per share (as valued on July 2, 2008, the date of issuance).  The Company recorded $180,000 of expense associated with the issuance of these shares during each of the nine months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the remaining deferred compensation of $1,040,000 will be amortized over future periods.

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

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  During the nine months ended June 30, 2010, the Company issued a total of 17,174 shares of Series D Preferred stock in consideration for the conversion of $16,910,753 of debt, accrued liabilities and interest and issued 23,993 shares under securities purchase agreements for $11,996,500 in cash, of which $50,000 has not yet been received and has been recorded as a subscription receivable. In connection with the raise of capital, the Company paid $4,331,200 of fees and reimbursable expenses resulting in net proceeds of $7,615,300 to the Company. As of June 30, 2010, there were 37,851 Series D Preferred shares outstanding.

Dividends
The Series D Preferred stock is entitled to dividends at a rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the board of directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than thirty days following the end of the accrual period.  On April 29, 2010 the Company issued 2,925,817 shares of the Company’s common stock to pay $359,479 of accrued dividends. Subsequent to June 30, 2010, the Company issued 4,693,307 shares of common stock to pay $578,048 of accrued dividends for the third fiscal quarter.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock commencing after ninety days from the date of issue.  During the nine months ended June 30, 2010, 3,316 shares of Series D Preferred stock were converted into 19,896,000 shares of common stock.  Subsequent to June 30, 2010, 3,218 shares of Series D Preferred stock were converted into 19,308,000 shares of common stock.

As of June 30, 2010, 132 of the 37,851 shares of Series D Preferred stock outstanding were able to be converted into common stock due to the terms outlined in the Certificate of Designation of Series D Convertible Preferred Stock and certain forbearance agreements obtained by the Company whereby the holders agreed not to convert until the sooner of July 15, 2010 or the effective date of an amendment to the Company’s Articles of Incorporation increasing the authorized number of shares of common stock of the Company. The amendment was filed on June 30, 2010 and became effective on July 3, 2010.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  In addition, on the issues of an increase in the number of shares of common stock the Company is authorized to issue and on the proposal of a reduction in the number of issued and outstanding shares (a reverse split) of the Company’s common stock, holders of the Series D Preferred stock may vote as a class holding the equivalent of 60 percent of the issued and outstanding shares of the common stock, regardless of the number of shares then outstanding.  As of the date of this report, there were 34,633 shares of Series D Preferred stock outstanding.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining stockholders.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount. There are presently no plans to seek approval on either of these issues.

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

Series D Preferred Stock Warrants
During the nine months ended June 30, 2010, the Company issued and vested warrants to purchase a total of 4,000 Series D Preferred stock at an exercise price of $500.00 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The related expense associated with these four-year warrants was $2,700,447 based upon the following inputs:  volatility of 110.71%, risk free rate of 1.67%, exercise price of $0.08, and market price on grant date of $0.14. The warrants were issued in connection with a financial advisory service agreement to restructure debt and raise additional capital.

As of June 30, 2010, the holders of the 4,000 warrants agreed not to convert until the sooner of July 15, 2010 or the effective date of an amendment to the Company’s Articles of Incorporation increasing the authorized number of shares of common stock of the Company, which was July 3, 2010.

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

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A Preferred stock in exchange for 7,434,249 shares of the Company’s common stock valued at $8,549,386.  The former SMI Series A stockholders were entitled to receive quarterly contingency payments through March 23, 2011, based on a rate of $1.54 per day times the number parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company is to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A stockholders.

During the nine months ended June 30, 2010, certain former holders of SMI Series A Preferred stock agreed to convert an aggregate of $2,490,142 of the future and past contingency payments otherwise payable with respect to the redemption of the SMI Series A Preferred stock in exchange for 2,492 shares of Series D Preferred stock.  As of June 30, 2010 and September 30, 2009, the Company accrued $148,995 and $3,148,943, respectively, for future and past contingency payments due to former SMI Series A stockholders.

During the nine months ended June 30, 2010 and 2009, the Company recorded an expense (income) of $21,263 and ($20,449), respectively, to reflect the change between the estimated and actual contingency payments.  During the nine months ended June 30, 2010, the Company issued 5,160,858 shares of common stock to satisfy $609,772 in contingency payments on SMI Series A Preferred stock and issued 229 shares of Series D Preferred stock to convert future contingency payments for two individuals, valued at $229,000.

(22)           COMMON STOCK

On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The Amendment increases the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares.   Under applicable Utah law, the Amendment was effective July 3, 2010. This increase of authorized shares has been reflected in the condensed consolidated balance sheets as of June 30, 2010 and September 30, 2009.

During the nine months ended June 30, 2010, the Company issued 28,382,675 shares of common stock as follows:

•
5,160,858 shares of common stock, valued at $609,772, to former SMI Series A Preferred stockholders as payment for past contingency payments in connection with the redemption of the stockholders’ SMI Series A Preferred stock.

•	250,000 shares of common stock, valued at $27,500 for services rendered.

•	19,896,000 shares of common stock for the conversion of Series D Convertible Preferred stock

•	2,925,817 shares of common stock, valued at $359,479, for Series D Convertible Preferred stock dividends

•	150,000 shares of common stock, valued at $18,000, to acquire the additional ownership of Court Programs, Inc. (see Note 12)

Common Stock Options and Warrants
As of June 30, 2010, 18,455,498 of the 19,678,165 outstanding options and warrants were vested with a weighted average exercise price of $0.34 per share.

During the nine months ended June 30, 2010, the Company issued and vested warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.15 per share in connection with a third party consulting service agreement.

During the nine months ended June 30, 2010, the Company granted to each previously serving non-executive member of the board of directors warrants to purchase 250,000 shares of common stock at an exercise price of $0.13 per share for past and future services from October 1, 2009 to December 31, 2010, totaling 750,000 warrants.  Additionally, the Company granted to each new non-executive member of the board of directors warrants to purchase 200,000 shares of common stock at an exercise price of $0.13 per share for future services from January 1, 2010 to December 31, 2010, totaling 400,000 warrants.  Of the 1,150,000 warrants issued, 650,000 vested during the nine months ended June 30, 2010. The Company recorded $68,825 of expense associated with these warrants during the nine months ended June 30, 2010 resulting in a balance of $52,943 to be expensed over the remaining life of the warrants.

As of June 30, 2010, only 5,892,430 of the 19,678,165 options and warrants outstanding were able to convert into common stock due to certain forbearance agreements obtained by the Company whereby the holders agreed not to convert until the sooner of July 15, 2010 or the effective date of an amendment to the Company’s Articles of Incorporation increasing the authorized number of shares of common stock of the Company. The amendment was filed on June 30, 2010 and did not become effective until July 3, 2010.

(23)           COMMITMENTS AND CONTINGENCIES

Legal Matters
During the nine months ended June 30, 2010, the Company settled two lawsuits, Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC) and Michelle Enterprises, LLC v. Pro Tech Monitoring, Inc., Omnilink Systems, Inc., and RemoteMDx, Inc. and RemoteMDx, Inc. v. Satellite Tracking of People, L.L.C. (a/k/a STOP, LLC). Under the terms of the settlement agreement, these cases were dismissed and the Company agreed to pay STOP over three years $1,150,000, of which $975,000 is outstanding as of June 30, 2010. The settlement agreement also included cross-licensing provisions pursuant to which the Company licensed STOP to utilize certain of its patents and STOP licensed the Company to use certain of its patents that were the subject matter of these two lawsuits.

Aculis, Inc. filed a Complaint against the Company in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 the Company has already paid to Aculis. The Company filed a Motion to Dismiss for Improper Venue or for Change of Venue and supporting memorandum on July 16, 2010.  Aculis filed its Memorandum in Opposition to the Motion to Dismiss on August 5, 2010.  The Company's reply memorandum is due to be filed on August 16, 2010.  The Company intends to vigorously defend its interests and to pursue appropriate counterclaims against Aculis.

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

Cellular Access Agreement
During the fiscal year ended September 30, 2009, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company under these agreements during the nine months ended June 30, 2010 and 2009, was approximately $980,450 and $1,935,524, respectively.  These amounts are included in cost of sales.

(24)           SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the following events occurred:

1)	19,308,000 shares of common stock were issued upon the conversion of 3,218 shares of Series D Preferred stock.

2)	4,693,307 shares of common stock were issued for Series D Preferred stock dividends for the third fiscal quarter ended June 30, 2010.

3)	The Company paid off a Senior Secured Convertible Note of $150,000 and accrued interest of $20,891 for cash payments of $170,891.

4)
On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The Amendment increases the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares. Under applicable Utah law, the Amendment was effective July 3, 2010.

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

In 2010, the Company authorized the commercial release of its TrackerPAL II(e), next generation GPS tracking technology and intervention services.  With a focus on providing the most reliable tracking technologies in the Offender Monitoring marketplace, the Company now manufacturers its TrackerPAL devices at Inovar, Inc. a world class electronics manufacturer, located in Logan, Utah in the United States.  The Company strives to provide “peace-of-mind” and reliable services to all of the agencies it serves, having achieved a less than 1% failure rate on the new devices, and realizing the deployment and replacement of 2,861 previous generation devices as of June 30, 2010. Quality, reliability and ease-of-use will continue to be at the forefront of all of the Company’s offerings going forward. The past, ongoing exchange and deployment of 100% of these newly designed and manufactured GPS devices has contributed to the revenues remaining flat in the short-term, while all previous generation devices are fully withdrawn from use in the field and upgraded to the latest technologies.

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

Recent Developments

Subsequent to June 30, 2010, the following events occurred:

1)	19,308,000 shares of common stock were issued upon the conversion of 3,218 shares of Series D Preferred stock.

2)	4,693,307 shares of common stock were issued for Series D Preferred stock dividends for the third fiscal quarter ended June 30, 2010.

3)	The Company paid off a Senior Secured Convertible Note of $150,000 and accrued interest of $20,891 for cash payments of $170,891.

4)
On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The Amendment increases the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares. Under applicable Utah law, the Amendment was effective July 3, 2010.

Results of Operations

Three months ended June 30, 2010, compared to three months ended June 30, 2009

For the three months ended June 30, 2010, the Company achieved net revenues of $3,079,226 of which $2,992,842 were attributable to monitoring services revenues.  This compares to net revenues of $3,208,969 and monitoring services revenues of $3,133,518 for the same period ended June 30, 2009. The decrease in monitoring services revenue of $140,676 can be attributed to the non-renewal of a monitoring contract with a single customer at Midwest Monitoring and Surveillance, a subsidiary of the Company. This discontinued customer accounted for $0 of revenues during the three months ended June 30, 2010 compared to $169,964 during the three months ended June 30, 2009. We do not expect the discontinued customer to return in the short-term.  As a partial offset against the reduction of $169,964 in monitoring services revenue from the discontinued customer, the Company was able to close an additional $40,221 in new monitoring services revenues for the same time period.  Additionally, product revenues increased $10,933 from $75,451 for the three months ended June 30, 2009 to $86,384 for the three months ended June 30, 2010. For the three months ended June 30, 2010 and 2009, revenues from one piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated to $1,550,152 and $1,612,211, respectively.

Cost of Revenue

For the three months ended June 30, 2010, cost of revenues declined to $1,715,461 from $2,420,826 during the three months ended June 30, 2009, a decrease of $705,365 or 29%.  The decrease in cost of revenues resulted primarily from a reduction in communication cost of $318,330, amortization of devices of $169,915, monitoring center costs of $51,227, freight costs of $47,506, and device costs of $23,803. The reduction of communication costs have been realized due to entering into additional agreements with cellular companies with more favorable rates.  Additionally, monitoring center costs have decreased due to the development of software which more effectively automates alarms requiring fewer operators to manage the active devices in the field. While focusing on the reductions in cost of revenues, we have been able to increase gross profit from $788,143, or 24.6% of revenues for the three months ended June 30, 2009 to $1,363,765, or 44.3% of revenues for the three months ended June 30, 2010.

Research and Development Expenses

During the three months ended June 30, 2010 and 2009, research and development expense was $490,258 and $431,201, respectively, and consisted primarily of expenses associated with the development of the TrackerPAL™ device and related services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2010, selling, general and administrative expenses were $2,703,819, compared to $3,178,333 during the three months ended June 30, 2009.  The improvement of $474,514 is primarily due to decreases in consulting expense of $405,541, which resulted primarily from discontinuing the services of several consultants.

Interest Expense

During the three months ended June 30, 2010 and 2009, interest expense totaled $229,582 and $1,255,103, respectively. The decrease of $1,025,521 in interest expense resulted primarily from converting several debt instruments into Series D Preferred stock in January 2010.

Nine months ended June 30, 2010, compared to three months ended June 30, 2009

Revenues

For the nine months ended June 30, 2010, we had net revenues from operations of $9,282,137, compared to $9,478,981 for the nine months ended June 30, 2009, a decrease of $196,844.  Although net revenues were relatively flat to slightly declining, revenues from monitoring services increased $71,371, or 0.8% from $8,985,386 for the nine months ended June 30, 2009, compared to $9,056,757 for the nine months ended June 30, 2010. Product revenues decreased $268,215 from $493,595 for the nine months ended June 30, 2009 to $225,380 for the nine months ended June 30, 2010.  This decrease resulted primarily from a one-time sale by Midwest Monitoring and Surveillance of $345,000 of merchandise made during the nine months ended June 30, 2009 that did not recur during the nine months ended June 30, 2010.  For the nine months ended June 30, 2010 and 2009, revenues from one piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated to $4,548,540 and $4,527,540, respectively.

Cost of Revenues

For the nine months ended June 30, 2010, cost of revenues declined to $5,375,588 from $8,295,540 during the nine months ended June 30, 2009, a decrease of $2,919,952.  The decrease in cost of revenues resulted primarily from a reduction in communication cost of $955,074, device amortization of $418,147, monitoring center costs of $357,013, utilization rental fees of $336,562, device costs of $219,170 from product sales, freight costs of $157,026, and commissions of $82,549.  The reduction of communication costs have been realized due to entering into additional agreements with cellular companies with more favorable rates.  Additionally, monitoring center costs have decreased due to the development of software which more effectively automates alarms requiring fewer operators to manage the active devices in the field. While focusing on the reductions in cost of revenues, we have been able to increase gross profit from $1,183,441, or 12.5% of revenues for the nine months ended June 30, 2009 to $3,906,549, or 42.1% of revenues for the nine months ended June 30, 2010.

Research and Development Expenses

During the nine months ended June 30, 2010 and 2009, research and development expense was $1,161,539 and $1,277,102, respectively, and consisted primarily of expenses associated with the development of the TrackerPAL™ device and related services.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2010, selling, general and administrative expenses were $8,931,801, compared to $11,078,059 during the nine months ended June 30, 2009.  The improvement of $2,146,258 is primarily due to decreases in consulting expense of $790,108, legal and professional expense of $504,735, depreciation expense of $216,765, board of director fees of $131,174, outside services of $115,490, insurance expense of $111,086, and travel expense of $94,463.  The decrease in consulting expense resulted primarily from discontinuing the services of several consultants and the decrease in legal and professional fees is primarily related to the settlement of two lawsuits.

Interest Expense

During the nine months ended June 30, 2010 and 2009, interest expense related to operations totaled $3,840,232 and $2,790,006, respectively. The increase of $1,050,226 resulted primarily from a non-cash expense related to amortization of debt discount from the issuance of stock and warrants in connection with debt obligations.

Liquidity and Capital Resources

We are currently unable to finance our business solely from cash flows from operating activities. During the nine months ended June 30, 2010, we supplemented cash flows to finance our business from the issuance of debt and equity securities, providing net cash proceeds from financing activities of $7,507,554.

As of June 30, 2010, we had unrestricted cash of $1,879,955 and a working capital deficit of $3,831,420, compared to unrestricted cash of $602,321 and a working capital deficit of $16,476,897 as of September 30, 2009.  The improvement in working capital deficit is largely due to the conversion of $16,910,753 in debt in exchange for shares of our Series D Preferred stock.  For the nine months ended June 30, 2010, our operating activities used cash of $4,484,573, compared to $6,705,204 of cash used in operating activities for the nine months ended June 30, 2009.

We used cash of $1,745,347 for investing activities during the nine months ended June 30, 2010, compared to $1,454,508 of cash used in investing activities in the nine months ended June 30, 2009.

Financing activities for the nine months ended June 30, 2010, provided cash of $7,507,554 compared to $6,968,926 for the nine months ended June 30, 2009. For the nine months ended June 30, 2010, we had net proceeds of $7,615,300 from the issuance of Series D Convertible Preferred stock, net advances from the line of credit of $747,400, proceeds of $500,000 from the issuance of related-party note and $3,217 from the issuance of notes payable.  Cash decreased by $595,393 in connection with payments on notes payable, $137,970 in net payments to a related-party line of credit, $600,000 in payments on related-party notes payable, and $25,000 in payments on a Series A 15% Debenture.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

We incurred a net loss of $11,084,874 for the nine months ended June 30, 2010 and a loss from operations of $7,541,526.  In addition, we had an accumulated deficit of $216,075,643 as of June 30, 2010.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K for the year ended September 30, 2009 raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty are to increase leases of the TrackerPAL™ product and to increase monitoring services revenues.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had no revenues from sources outside the United States for the three and nine months ended June 30, 2010 and 2009.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  We occasionally purchase goods and services in foreign currencies which resulted in currency exchange rate losses of $8,756 and $0 for the nine months ended June 30, 2010 and 2009, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of June 30, 2010, we had $1,000,000 of borrowings outstanding on a line of credit with a bank with an interest rate of 3.28%.  The interest rate on this line of credit is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were not effective at June 30, 2010, in that in the course of the management's assessment, it identified the following material weaknesses in internal control over financial reporting:

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

o
Implementation of Effective Controls – We failed to complete the implementation of effective internal controls over our majority and wholly-owned subsidiaries as of June 30, 2010 due to limited resources.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

See previous reports on Form 10-Q for the three and six months ended March 31, 2010, for information related to legal proceedings in which the Company was then involved.  During the quarter ended June 30, 2010, we note the following developments in proceedings involving the Company:

Aculis, Inc. v. SecureAlert, Inc.
Aculis, Inc. filed a Complaint against the Company in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 the Company has already paid to Aculis. The Company filed a Motion to Dismiss for Improper Venue or for Change of Venue and supporting memorandum on July 16, 2010.  Aculis filed its Memorandum in Opposition to the Motion to Dismiss on August 5, 2010.  The Company's reply memorandum is due to be filed on August 16, 2010.  The Company intends to vigorously defend its interests and to pursue appropriate counterclaims against Aculis.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the nine months ended June 30, 2010, we issued 5,160,858 shares of common stock, valued at $609,772, to former holders of SecureAlert Monitoring, Inc. (“SMI”) Series A Preferred stockholders as payment for past contingency payments in connection with the redemption of the stockholders’ SMI Series A Preferred stock.  The shares of the Company’s common stock were issued to three holders of SMI Series A Preferred Stock in private transactions.  These stockholders are accredited investors.

The Company also issued 250,000 shares of common stock for services rendered to the Company valued at $27,500.  The shares of common stock were issued in connection with a private transaction pursuant to an agreement dated February 4, 2010.

Additionally, the Company entered into an agreement with four minority owners of Midwest Monitoring and Surveillance (“Midwest”) to extend the option period for the purchase of the remaining minority ownership interest of Midwest. As consideration for the extension of the option period for an additional 12 months, the Company paid a fee (to be credited against the purchase price for the remaining shares of Midwest) by issuing 150,000 restricted shares of the Company’s common stock valued at $18,000 ($0.12 per share) and waived the payment of $10,000 owed to the Company by Midwest.  In addition, we agreed to make cash payments to the sellers totaling $144,000 in equal installments over a 12-month period.  In consideration of the payments of cash and stock, we received shares of Midwest’s common stock increasing our total ownership interest in Midwest from 51% to 53.145%.  These shares of common stock were issued to the Midwest minority owners in private transactions.

Finally, in April 2010, the Company’s board of directors approved the issuance of 2,925,817 shares of common stock to pay $359,479 of accrued Series D Preferred Stock dividends.  The shares were issued to pay the accrued and unpaid 8% dividends on the Series D Preferred Stock as of March 31, 2010.

Series D Preferred Stock

During the nine months ended June 30, 2010, we issued 41,167 shares of Series D Preferred stock.  We issued the Series D Preferred Stock in exchange for an aggregate of $16,910,753 of outstanding debt obligations of the Company and received net cash proceeds of $7,615,300.  The shares of Series D Preferred Stock were issued in private placement transactions, without registration of the offer and sale of the securities.  We issued the shares of Series D Preferred Stock to 62 investors and debt holders in private transactions.

In each of the transactions listed above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 5.    Other Information

On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The Amendment increases the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares.   Under applicable Utah law, the Amendment was effective July 3, 2010.  The results of the shareholder voting on this proposal were disclosed previously on a Form 8-K filed by the Company with the SEC on June 30, 2010.

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

3(i)(10)
Articles of Amendment to the Articles of Incorporation and Certificate of Amendment to the Designation of Rights and Preferences Related to Series D 8% Convertible Preferred Stock (previously filed as Exhibit on Form 10-Q for the three months ended March 31, 2010, filed in May 2010)

3(i)(11)	Articles of Amendment to the Articles of Incorporation of RemoteMDx, Inc. to increase the total authorized shares of common stock to 250,000,000, filed on March 5, 2009 (copy filed herewith).

3(i)(12)
Articles of Amendment to the Articles of Incorporation to Change Name from RemoteMDx, Inc. to SecureAlert, Inc., dated February 1, 2010 (previously filed as Exhibit on Form 10-Q for the three months ended December 31, 2009, filed in February 2010).

3(i)(13)
Articles of Amendment to the Articles of Incorporation to Change Name from SecureAlert, Inc. to SecureAlert Monitoring, Inc., dated February 1, 2010 (previously filed as Exhibit on Form 10-Q for the three months ended December 31, 2009, filed in February 2010).

3.(i)(14)
Articles of Correction to the Certificate of Designation of Series D Convertible Preferred Stock, filed with the State of Utah on May 4, 2010, effective December 3, 2009 (previously filed as Exhibit on Form 10-Q for the three months ended March 31, 2010, filed in May 2010).

3.(i)(15)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc. to increase the total authorized shares of common stock to 600,000,000, filed on June 30, 2010 (copy filed herewith).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).

10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

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

10.27	Agreement between the Company and Sapinda Group, Ltd., dated November 25, 2009 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2009, filed in February 2010).

10.28	Amended Stock Purchase Agreement between Court Programs and the Company, effective March 31, 2010 (previously filed as Exhibit to Current Report on Form 8-K/A, filed by the Company on May 14, 2010).

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

SecureAlert, Inc.

Date: August 16, 2010	By: /s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By: /s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)