Form 10-K
period 2010-09-30
SecureAlert, Inc.
filed 2010-12-29
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $27,563,000 as of March 31, 2010 based upon the closing price on the Over-the-Counter Bulletin Board Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.  There were 294,309,452 shares of the registrant's common stock outstanding as of December 23, 2010 at a par value of $0.0001 per share.

The registrant also had issued and outstanding at March 31, and December 23, 2010, 35,825 and 38,924 shares of Series D Convertible Preferred Stock, respectively, each share of which may be voted on an as-converted basis with the common stock of the registrant at the rate of 6,000 shares of common stock per share, and which represented, respectively, 214,950,000 and 233,544,000 common share equivalents as of such dates.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

SECUREALERT, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2010

PART I

Item 1.    Business

This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project,”  “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” section of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (SEC).

General

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," “SecureAlert” or the "Company" refer to SecureAlert, Inc., a Utah corporation and its subsidiary corporations.

SecureAlert markets and deploys offender management programs, combining patented GPS (Global Positioning System) 1 tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

SecureAlert’s TrackerPAL™ IIe (“enhanced”) and our evolved ReliaTrack™ devices are manufactured in the USA and include a portfolio of products, e-Arrest Beacons and monitoring services designed to create “Jails without Walls”.  The products and services are customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, or juvenile offenders) and offer practical solutions and options for the reintegration and re-socialization of select offenders back into society.  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  Our technologies are designed for federal, state and local agencies to provide location tracking of designated individuals within the criminal justice system.

Our GPS devices are securely attached around the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can be adjusted or removed without detection only by a supervising officer, and which is activated through services provided by our SecureAlert Monitoring Center (or other agency-based monitoring centers).  In 2010, we also added an upgraded, patented, dual-steel banded SecureCuff™ strap for “at-risk” offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision, provided through both hardware and monitoring services.  Our monitoring and intervention centers act as an important link between the offender and the supervising officer, as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  The TrackerPAL™ IIe and ReliaTrack™ units are intelligent devices with integrated computer circuitry and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing.

1   By way of explanation, GPS technology utilizes highly accurate clocks on 24 satellites orbiting the earth owned and operated by the U.S. Department of Defense.  These satellites are designed to transmit their identity, orbital parameters and the correct time to earthbound GPS receivers at all times.  Supporting the satellites are several radar-ranging stations maintaining exact orbital parameters for each satellite and transmitting that information to the satellites for rebroadcast at frequencies between 1500 and 1600 MHz. A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellite transmissions, algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level.  The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.

According to the Bureau of Justice Statistics (Press Release 6/3/10 from Bureau of Justice Statistics regarding local jails and Press Release 6/23/10 regarding prisons), by calendar year end 2009, the U.S. prison population (state and federal prisoners combined) reached 1,613,656.  As of December 31, 2009, more than 1.6 million prisoners were under the jurisdiction or legal authority of state and federal correctional officials.  At midyear 2009, about one in every 198 U.S. residents was imprisoned with a sentence of more than one year, a rate of 504 prisoners per 100,000 U.S. residents.  According to the Bureau of Justice Statistics in the Office of Justice Programs, U.S. Department of Justice, as of midyear 2009, approximately 767,620 inmates were held in custody of county and city jail authorities.  In 2009, approximately 62 percent of jail inmates were unconvicted and being held pending arraignment, awaiting trial, or conviction. The remaining 38 percent had been convicted and were awaiting sentencing, had been sentenced to serve time in jail or were awaiting transfer to serve time in state or federal prisons.

According to the same sources, at midyear 2009, jail authorities were also responsible for supervising more than 70,000 offenders outside of the jail facilities, including 11,800 under electronic monitoring (which is underutilized), 11,200 in weekend programs, 17,700 in community service programs, and 12,400 in other pretrial release programs.  Local jails admitted an estimated 12.8 million persons during the 12 months ended June 30, 2009, or about 17 times the size of the midyear inmate population (767,620 inmates).  We anticipate that this is one area of future growth for electronic monitoring.

According to previously published statistics by the Bureau of Justice Statistics for 2008, nearly 5.1 million adults were under community supervision at any point in time, the equivalent of about one in every 45 adults in the United States.  Probationers (approximately 4,270,917) represented the majority (84 percent) of the community supervision populations in 2008; parolees (828,169) accounted for a smaller share (16 percent).  Sadly by the end of 2008, approximately 7.4 million people were either incarcerated (state or federal prisons or local jails) or on parole or probation in the U.S.  Probation and parole statistics for 2009 have not yet been published, but we expect that the number has continued to grow and anticipate that growth to push capacity and resource levels, including facilities, officers and budgets.  From a budget perspective, reports on file with the Company indicate that the average cost of incarcerating an inmate ranges from $65 to $350, or more, per day depending upon facility type, security level, services provided, amenities and jurisdiction.  We market our services on the basis that electronic monitoring and other supervisory programs provide cost-effective alternatives to incarceration.

Due to continuing economic pressures, it is our view that these costs are unsustainable given ongoing state and federal budget reductions, facility-specific overcrowding concerns, increased rehabilitation imperatives and politicized re-socialization agendas.  In our view, electronic monitoring alternatives to incarceration for low and moderate risk offenders (adult and juvenile), early release for good behavior initiatives, work release programs, sentencing diversions and accelerated halfway house deployments continue to be strongly encouraged and seriously considered by legislative and judicial branches of government in many jurisdictions.  We estimate that for between 10 to 20 percent of the traditional costs of incarceration or for roughly one-third the variable costs (which include, for example, inmate daily food, laundry, uniforms, medical, and guard overtime), our electronic monitoring solutions can provide reliable alternatives to incarceration, supporting real-time location tracking, interactive voice access and intervention-based contact, thus reducing the potential for subsequent or repeat offenses.

The ongoing budget crisis and the lingering impact of “the Great Recession” continue to move many jurisdictions to adopt or reconsider adopting “pay-to-stay,” “offender pay,” “parent pay,” or “partial pay” programs with the effect of shifting the burden of incarceration or tracking and monitoring costs in whole or part directly to the offender and defraying some or all of the costs to the public.  We estimate that approximately 30 percent of our gross revenues in fiscal year 2010 and 2009 are derived from offender direct payments under court order.  The threat of re-incarceration for non-payment leads the majority of these accounts to remain in compliance to avoid the severe consequences of non-payment.  This aspect of our business is stable, but we expect that it will outpace traditional tax-payer obligated payment programs over time, as the realization that current budgeting levels cannot sustain the traditional options for management of offender populations.

In support of these continually evolving rehabilitation and re-socialization initiatives, which extend to law enforcement and justice agencies beyond the U.S and into other markets, we have made the strategic decision to adopt and pursue a broader services charter than most electronic monitoring companies.  Our “C.A.R.E.” programs support “Corrections” and “Accountability” objectives in concert with “Rehabilitation” and “Empowerment” agendas.  Specifically, our technology is deployed to facilitate a stringent protocol enforcement capability which incorporates restricted movement provisions coupled with enablement of positive reinforcement communications to support of social worker interactions, ongoing ministry options and proactive access by authorized counselors and sponsors.  We design our programs to be uniquely positioned to allow for regular, frequent, and positive interaction and daily affirmations with monitored offenders with the goal that they will become responsible and contributing members of society, even while living within the virtual “electronic fence” boundaries established through our proprietary technologies.  The most recent Bureau of Justice Statistics report on recidivism indicates that 65 percent of offenders recommit a violation within three years of release and re-entry.  For example, according to this report, released in June 2002, of the 272,111 persons released from prisons in 15 states in 1994, an estimated 67.5 percent were rearrested for a felony or serious misdemeanor within 3 years, 46.9 percent were reconvicted, and 25.4 percent re-sentenced to prison for a new crime. Incredibly, after 15 years, the 272,111 offenders discharged in 1994 accounted for nearly 4,877,000 arrest charges over their recorded careers.  We believe this rate of recidivism can be dramatically reduced through the utilization of effective monitoring services, timely intervention, and advanced interaction technologies such as those offered by SecureAlert.  In our view, society simply cannot sustain these financial costs or the victimization or re-victimization of the public.

The expanding offender marketplace, ongoing budget and resource limitations, and facility over-crowding combine to provide a significant opportunity for our global growth.  We continue to operationally and strategically position our product and service offerings to capitalize on these global public sector challenges.  We offer reliable offender services and tools to provide enhanced effectiveness and coverage for agencies with reduced resources.  This results in a force multiplier effect that allows smaller or understaffed agencies to grow, while reducing the number of offenders using valuable resources.  Our research indicates that we are also attracting new customers to the industry, who historically have only leveraged “home arrest” technologies, and are now seeking GPS tracking and fulltime intervention monitoring alternatives.  Additionally, we are very encouraged by the interest and expansion of many rehabilitation initiatives, which we anticipate will avail themselves of our program offerings in a mutual pursuit to reduce recidivism, encourage re-socialization and to facilitate the earlier release of qualified candidates.

During fiscal year 2010 in response to these evolving market factors, we restructured our direct sales force and implemented Account Management services throughout the United States, while embracing an expanded and growing distributorship model, domestically and internationally.  We believe that this will help to ensure localized market knowledge, relationship leverage and enhanced ability to respond effectively to requests for sole-sourced and/or competitive proposals.  This model has also allowed us to better focus on expanded market sectors, judicial branch contacts and legislature interfaces in ongoing efforts to work from both the bottom up at agencies, as well as from the top down in county and state governments, securing multi-level commitments to embed our programs into ongoing probation, parole and policing efforts.  Similarly, this has also allowed us to secure international contracts in Brazil and The Bahamas, and we expect to finalize agreements in several more countries in fiscal year 2011.

During fiscal year 2010, we also completed our acquisition of Court Programs, Inc. and its affiliates, which is now a wholly-owned subsidiary with ongoing operations in Florida and Mississippi.  We also continue to hold a majority interest in Midwest Monitoring & Surveillance, Incorporated, which provides access to additional revenues in target markets throughout the Midwest United States, especially in Minnesota, Wisconsin and Kentucky.  We have an option to acquire 100 percent of Midwest Monitoring that expires in April 2011.  Although acquisitions require a commitment of capital, both to consummate the acquisition as well as to integrate the acquired business, we believe that we will be able to integrate Midwest Monitoring effectively and to increase our ongoing revenues by doing so.  However, there is no assurance that revenues will increase as projected or anticipated.

The assimilation of these acquired entities is subject to uncertainties and risks.  There can be no assurance that we will successfully integrate these companies into our operations without incurring significant unanticipated costs or experiencing unexpected operational problems.  Some of the potential risks include, but are not limited to the following:

•	Control of operations that are more geographically diverse than our prior operations;
•	Account collections of added customer accounts;
•	The need to secure additional operating and working capital;
•	The ability to reduce overhead costs and streamline operations;
•	Potential conflicts arising from distribution of products sourced from competitive providers; and
•	Availability of trained support personnel.

In summary, during the fiscal year ended September 30, 2010, we had been engaged to case manage or electronically monitor approximately 22,000 individual offenders domestically throughout the year and we began expanding our sales capabilities and initiatives internationally monitoring 150 offenders outside of the United States (in Brazil).  Importantly, we worked to build our domestic and international direct sales force, while solidifying distributors and local business partners.  By the end of the fiscal year, we had monitoring agreements with approximately 600 judicial districts, law enforcement and bail bond agencies throughout the United States.  We also completed the acquisition of Court Programs and secured over 30 expanded distributorships and service partners.  Although there is no assurance that we will be able to continue these efforts or be able to fully implement our business plan as anticipated, we believe that we are in a good position to move forward and to continue the growth of the business and to take advantage of the market opportunities open to us globally as we move into fiscal year 2011.

Our Strategy

Our strategy is to empower global law enforcement, corrections and rehabilitation professionals with sole-sourced offender management solutions that integrate reliable interaction technologies in support of intervention and re-socialization initiatives.  The use of our services and products is intended to provide law enforcement and judicial agencies the ability to provide offenders a level of accountability while preserving public safety costs that are lower than those associated with incarceration or other service offerings.

We intend to accomplish our global strategy through the “value-driven” yet profitable deployment of a portfolio of proprietary and non-proprietary GPS/RF real-time monitoring and intervention products and services that can also include alcohol and drug tracking on behalf of corrections, probation, law enforcement and rehabilitation personnel worldwide, all in support of offender reformation and re-socialization initiatives.

Our exclusive portfolio of products and services balances the need to dynamically track and monitor offenders with the opportunity to positively encourage and transform offenders, with the aim of reducing recidivism rates through our proprietary C.A.R.E.™ (Correction, Accountability, Rehabilitation, Empowerment) programs and client-adapted initiatives.

We will continue to innovate, develop and deploy adaptive, cost-effective and reliable interactive technologies, which meet the ever-changing needs of our global clients, while providing value-driven and enhanced public safety services.  Our goal is to continue to manufacture proprietary technologies, while also procuring complementary, best-in-class technologies through world class companies like Alcohol Monitoring Services (SCRAM continuous alcohol monitoring) and ElmoTech, a division of 3M (E3 Presence Monitoring, MEMS Alcohol Monitoring and TRaCE Inmate Tracking).  We are committed to delivering a superior portfolio of reliable, intervention monitoring products and services targeted at the global offender management marketplace.

Background

SecureAlert, Inc., formerly known as RemoteMDx, was originally formed to manufacture and market medical diagnostic stains, solutions and related equipment.  In July 2001, we expanded our product sales and monitoring services related to the Personal Emergency Response Systems (“PERS”) and mobile GPS tracking for the elderly.  In 2006, we introduced the GPS tracking technology and monitoring business for the incarceration industry, which includes manufacturing, distributing, and monitoring mobile emergency and interactive GPS tracking products worn on the body that focus on the defendant and offender tracking, monitoring and intervention marketplace.

To complement our own offerings and to drive additional means of capturing a growth position in the offender management market, in December of 2007, we acquired a majority interest in Court Programs and Midwest Monitoring.  These acquisitions brought us solid business relationships with ongoing revenue streams, as well as the possibility of expanding our presence into the existing accounts of the acquired companies.  In addition, these acquisitions brought us business processes and practices in the area of case management, offender pay programs and attendant services that could be leveraged and integrated into our existing offerings.

Marketing

The number of agencies facing both competing budget constraints and increased case load requirements grew during 2010.  We believe that because of their impaired resources, these conflicting priorities will force many agencies to consider GPS monitoring as a cost-effective alternative to more expensive traditional methods of incarceration or supervision of offenders.  Significant opportunity exists in juvenile corrections, including juvenile probation departments and juvenile detention centers, where the need is more critical because incarcerating juveniles can start a life-long pattern of recidivism.

This situation is exacerbated through first-time and minor crime offenders’ affiliation with more seasoned offenders, who have the means and contacts to encourage and enable repeat and escalated serious criminal activity.  Those in charge of juvenile law enforcement and corrections recognize that in many cases, keeping youth at home and in school is a much better option to incarceration.  However, with reduced staff and increased case loads, probation officers and other support staff find it increasingly more difficult, if not impossible, to effectively supervise daily and weekly activities of at-risk youth.  Now, challenged by increasingly strenuous supervision directives, many agencies are recognizing that the visibility and accountability created through interactive GPS monitoring programs can provide officers with necessary tools to create a “force-multiplier,” empowering them to focus more quality time on working with jeopardized juveniles.  The incarceration of juvenile offenders costs considerably more than adult incarceration, in some areas exceeding $500 per day.  Utilizing GPS monitoring on juvenile offenders instead of incarceration makes financial sense as well, especially during periods of budget limitations.

In recognizing these market conditions and the continuous requirement for reliable tracking technologies in support of the above-mentioned public safety initiatives, both juvenile and adult, we have intensified our focus on quality and reliability.  This effort has led to evolving our mainstay TrackerPAL™ product series into the new ReliaTrackTM device technologies.  These devices, manufactured in the United States, are now being deployed in advance of the introduction of our next generation ReliaTrackTM product offerings, anticipated in late calendar 2011.  During 2010, our recommitment to significantly improving the quality and reliability of our products led us to move our contract manufacturing to Inovar Inc. (“Inovar”), located in Logan, Utah.  Inovar is ISO 9001:2000 and ISO 13485:2003 certified.  By investing in a series of process and design improvements, we have improved out-of-box reliability of our key products to 99.7%, the highest quality level in the Company’s history and a rate that is equivalent with or above that of other competitors in our market.  This focus on quality also has resulted in improved customer satisfaction, product reliability, and operating costs.

In our opinion, the SecureAlert GPS tracking solutions provide not only reliable, but cost-effective and proprietarily integrated two and three way calling features, enabling supervisory staff to communicate with any user wearing the device, any place, any time.  For many offenders, this feature offers the only phone communication available to them, as many are not able to afford either land-line or cell phones, and without SecureAlert’s intervention technologies, officers would have far less contact with them.  All communications are made possible through our 24x7x365 Intervention Monitoring Center, which provides protocol support and real-time, interactive access to our customer agencies, based upon their pre-defined response criteria.

As critical as our Intervention Active Monitoring is for monitoring high risk and other offenders that require intensive monitoring, less intense monitoring levels may be more appropriate to address lower risk offenders and budget constraints.  To address this, we provide the following service offerings:

ReliaTrackTM MAX features the patented, stainless steel laminated SecureCuff, three-way communications including Watchdog Services and real-time Live Agent Intervention, and one-minute GPS Trace and Data Reporting Frequency that provides maximum offender visibility and operator intervention, if required by the agency or officer.

ReliaTrackTM Premium Solutions is an answer when budget constraints limit options, but greater offender supervision and real-time notification is required on critical alarms. These active monitoring solutions provide one or five-minute location information throughout the day and report violations as they happen through our cellular communications network. The Premium+ option includes, three-way communications including Watchdog Services and Live Agent Intervention and one-minute GPS Trace and Data Reporting Frequency.

ReliaTrackTM Standard Solutions are also active monitoring solutions, but do not include the Live Agent Intervention and three-way voice communication. Customers do have the option to choose GPS Trace and Data Reporting Frequency.

ReliaTrackTM Passive Solution is an option when staffing or budget constraints dictate minimal offender supervision and immediate response to violations is not required. The same GPS information is provided, but on a delayed basis.

All ReliaTrackTM solutions also include the option of adding the cellular version of the HomeAwareTM RF Solution.  Officers can transition offenders to different solutions using the ReliaTrackTM software or by calling the monitoring center for assistance.  No equipment change is required.  This is a huge advantage because it dramatically reduces the number of devices an agency must keep on hand to be proficient.

In summary, revenues from monitoring services continue to be strengthened globally, based upon a series of product and service-level improvements that were implemented during fiscal year ended 2010.  Looking forward, during fiscal year 2011, we anticipate releasing a comprehensive program featuring a new website, marketing materials, advertising and public relations activities driving home the message of “Reliably Delivering Peace of Mind” to our customers, both domestically and globally.  We also anticipate introducing our next generation technologies, which will provide leading edge tracking, interaction and security features, accompanied by enhanced, value-driven service level offerings.

Research and Development Program

During the fiscal year ended September 30, 2010, we spent $1,483,385 on research and development, compared to research and development expenditures of $1,777,873 in the fiscal year ended September 30, 2009.  These costs of $1,483,385 were to further develop our TrackerPAL™ and ReliaTrackTM portfolio of products and services.

Monitoring Center

A core competency and differentiator of our business continues to be our dedicated Intervention Monitoring Center.  We believe that the Intervention Monitoring Center is a powerful tool in the monitoring of all offenders, but particularly, high risk offenders such as gang members, and sexual or domestic violence offenders.  Through Intervention Monitoring, our Monitoring Specialists augment officers' efforts by acting as the first line of response when monitoring violations occur.  They do this by immediately contacting offenders via the voice communication technology on the TrackerPAL™ IIe and ReliaTrackTM after or as monitoring violations occur.

To take full advantage of the TrackerPALTM and ReliaTrackTM device improvements that were made in fiscal 2010, as well as to keep pace with evolving market requirements, we also undertook several enhancements to the Monitoring Center software, infrastructure and processes.   Key among these was the enhancement of the software to provide for the automation of protocol steps. ParAccel Analytic Database (PADB) was also implemented to reduce data access times on time-sensitive queries. ParAccel will serve as the base for analytic programs which will detect patterns of offender behavior that could predict or provide insights into future crimes.  Also, an Avaya IP Office 500 system was installed.  This version of Avaya has many standard features, but those most beneficial to SecureAlert are VOIP (voice over IP) capability, support for both digital and analog phone lines, and the ability to record 100 percent of in- and outbound phone calls.  We believe that implementing this solution has established a solid foundation for seamless expansion to accommodate future growth.

Our research indicates that these enhancements had a positive impact on our monitoring center metrics, and more importantly, our customers’ experience.  Average Speed of Answer (ASA) was reduced by more than 50 percent and Average Handle Time (AHT) by one third.  Offender to Monitoring Specialist ratio (the number of offenders to Monitoring Specialists) was 235:1.  These changes also positively influenced Monitoring Center staff turnover which was approximately 14 percent for the year compared to averages of 35-45 percent at similar call center operations.  From the beginning of offender monitoring operations in April 2006 through the end of fiscal 2010, the Monitoring Center has logged more than 4.1 million two- and three-way intervention calls.

Strategic Relationships

We believe one of our strengths is the high quality of our strategic alliances.  Our two primary alliances are described in this section.

Inovar, Inc.

Inovar, located in Logan Utah, is a leading contract electronics manufacturer dedicated to providing flexible solutions to OEMs (original equipment manufacturers) in the fast growing segments of the electronics, medical, and aerospace industries and the military.  Inovar is ISO 9001-:2000 and ISO 13485:2003 certified to provide the most comprehensive and value-added services to our customers. Inovar currently manufactures our ReliaTrackTM products.

euromicron AG

euromicron AG is an all-round solution provider for communications, data and security networks. Its network infrastructures integrate voice, video and data transport wirelessly, via copper cable and by means of fiber-optic technologies. euromicron builds its leading applications, such as e-health, security, control or surveillance systems, on the basis of these network infrastructures.  Founded on its expertise as a developer and producer of fiber-optic components, euromicron AG is a strongly growing, profitable group that is listed on the XETRA and Frankfurt, Germany (FRA) stock markets and focuses on operational growth, integration and further market penetration, internationalization and expansion.  euromicon continues to hold their investment and we expect to see continued benefit within the next two years from further introductions and contacts made expanding our market in Europe.

Competition

In fiscal year 2010, we encountered various levels of GPS, house arrest and case management competition from the following traditional and evolving competitors:

•
BI Incorporated, Boulder, CO – This company has been providing intensive community supervision services and technologies for more than 20 years to criminal justice agencies throughout the United States.

•
G4S plc – Crawley, Sussex, England – This international company is reportedly the world’s leading international security solutions group.  In the United States, they provide electronic monitoring of offenders, prison and detention center management and transitional support services.  Currently, G4S resells Omnilink’s active GPS device.

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

We also face competition from small and regional companies that provide electronic monitoring technology along with localized case management and/or monitoring services.  Some of these entities utilize less well-known technologies or are resellers of the above competitors’ products.  We observed an increase in the number of these types of businesses in 2010.  We do not believe there is reliable publicly available information to indicate our relative market share or that of our competitors.

Dependence on Major Customers

No customer represented more than 10 percent of our total revenues for the fiscal years ended September 30, 2010 and 2009. One customer accounted for $185,752 (11 percent) of our total accounts receivable for the fiscal year ended September 30, 2010.

Dependence on Major Suppliers

We purchase cellular services from a variety of providers.  The cost to us for these services during the fiscal years ended September 30, 2010 and 2009 was approximately $1,159,845 and $2,422,541, respectively. We reduced cellular costs by approximately 52 percent in 2010, while increasing revenues from monitoring services by successfully negotiating new and existing contracts.

During the fiscal year ended September 30, 2009, we switched manufacturing of the TrackerPAL™ devices from Dynamic Source Manufacturing to Inovar.  The change in manufacturers was made to increase the reliability of the TrackerPAL™ and ReliaTrackTM and reduce our cost per device.  Should the relationship with Inovar cease, we would need to find another vendor to manufacture the device which could limit the ability to lease additional monitoring equipment.

Product Returns

While focusing on providing reliable products and services to our customers, we have significantly improved our devices by incorporating the latest technologies available and improving our documentation and processes. Through these efforts over this past fiscal year, we have achieved a less than one percent out-of-the-box failure rate of our devices.  The quality improvement has minimized the need for stock replacement due to product failure.  Importantly, our devices are deployed for longer periods of time with our customers, generating revenue and reducing the need for replacement or repair.

During the fiscal year ended September 30, 2010, we completed the replacement of the majority of TrackerPAL™ II devices with our next generation ReliaTrackTM device to improve product reliability and incorporate the latest technologies available, including the following:

•	Improved battery life to operate the current device an average of 30 hours;

•	GPS performance dramatically improved using cutting-edge technology from u-blox™;

o	u-blox'™ proprietary anti-jamming technology;

o	KickStart for ultra-fast GPS signal acquisition (Time-To-First-Fix of less than one second);

o	SuperSense® - the ultimate in indoor GPS tracking; and

•	Newly manufactured devices in the U.S.A. utilizing state-of-the-art Surface Mount Technology.

We continue to improve our competitive advantage by building sustainable relationships with key suppliers, which enables cost advantages and performance improvement in terms of cycle times and inventory management.

Intellectual Property

Trademarks.  We have developed and use registered trademarks in our business, particularly relating to our corporate and product names. We own eight trademarks that are registered with the United States Patent and Trademark Office and one trademark registered in Mexico. We are in the process of applying for three additional trademarks.  Federal registration of a trademark in the United States enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have one application for registration pending approval in the state of California and one application in the United States that has been approved and is awaiting the filing of a statement of use.  We may file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

The following table summarizes our trademark registrations and applications:

Trademark	Application Number	Registration Number	Status/Next Action
Mobile911™	75/615,118	2,437,673	Registered
Mobile911 Siren with 2-Way Voice Communication & Design	76/013,886	2,595,328	Registered
MobilePAL™	78/514,031	3,035,577	Registered
HomePAL™	78/514,093	3,041,055	Registered
PAL Services™	78/514,514	3,100,192	Registered
TrackerPAL™	78/843,035	3,345,878	Registered
Mobile911™	78/851,384	3,212,937	Registered
TrackerPAL™	CA 1,315,487	749,417	Registered
TrackerPAL™	MX 805,365	960954	Registered
ReliaTrack™	In process	In process	Pending
HomeAware™	In process	In process	Pending
SecureCuff™	In process	In process	Pending

Patents. We have 11 patents issued and seven patents pending in the United States.  At foreign patent offices we have two patents issued and 10 patents pending plus we have several additional instances of some patents that will be filed in other countries in the coming year.

The following tables summarize information regarding our patents and patent applications.  There is no assurance given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

Domestic Patents	Application#	Date Filed	Patent#	Issued	Status
Emergency Phone for Automatically Summoning Multiple Emergency Response Services	09/173645	16-Oct-98	6226510	1-May-01	Issued
Combination Emergency Phone and Personal Audio Device	09/185191	3-Nov-98	6285867	4-Sep-01	Issued
Panic Button Phone	09/044497	19-Mar-98	6044257	28-Mar-00	Issued
Emergency Phone with Single-Button Activation	09/538364	29-Mar-00	6636732	21-Oct-03	Issued
Interference Structure for Emergency Response System Wristwatch	09/651523	29-Aug-00	6366538	2-Apr-02	Issued
Emergency Phone With Alternate Number Calling Capability	09/684831	10-Oct-00	7092695	15-Aug-06	Issued
Emergency Phone with Single-Button Activation	11/174191	30-Jun-05	7251471	31-Jul-07	Issued
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08	Issued
Remote Tracking System and Device With Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09	Issued
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10	Issued
Remote Tracking and Communication Device	12/028088	8-Feb-08	7804412	28-Sep-10	Issued
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	-	-	Pending
Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	-	-	Pending

Tracking Device Incorporating Enhanced Security Mounting Strap	12/818,453	18-Jun-10	-	-	Pending
Remote Tracking and Communication Device	12/875988	3-Sep-10	-	-	Pending
Secure Strap Mounting System for an Offender Tracking Device (Provisional Patent)	61/321,788	7-Apr-10	-	-	Pending

International Patents	Application#	Date Filed	Patent#	Issued	Status
Emergency Phone with Single-Button Activation - China	01807350.6	28-Mar-01	01807350.6	5-Oct-05	Issued
Remote Tracking and Communication Device - Mexico	MX/a/2008/ 001932	4-Aug-06	278405	6-Oct-10	Issued
Remote Tracking and Communication Device - EPO	6836098.1	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Brazil	PI0614742.9	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Canada	2617923	4-Aug-06	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - EPO	07812596.0	3-Jul-07	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - Brazil	PI0714367.2	3-Jul-07	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - EPO	10 009 091.9	1-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Brazil	Filed. Number not yet available	1-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/ 009680	2-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	Filed. Number not yet available	3-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	9716860.3	6-Oct-10	-	-	Pending

During the fiscal year ended September 30, 2010, we entered a cross-licensing agreement with Satellite Tracking of People, LLC (“STOP”) accessing four patents that enhanced our positions in the areas of Crime Scene Correlation, augmenting GPS locationing with cellular network based locationing, and confinement using RF-based beacon.

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

Seasonality

Given the continued and steady increase in monitoring revenues throughout 2010, no apparent seasonality, if it existed, could be detected.  However, as in previous years, incremental deployment opportunities were found to be slower in the months of July and August. This was due to the unavailability of many judges, probation directors and other key parole officials, who observe a traditional vacation season during these two months.

Backlog

Timely providing our products to customers continues to be one of our primary goals.  Over the past fiscal year, we have implemented several advanced planning techniques coupled with developing more reliable forecasts from our sales organization. This has enabled us to effectively maintain optimal shelf stock to meet customer orders and we had no back orders as of September 30, 2010.

Environment

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

As of December 3, 2010, we had 186 full time employees and 24 part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and management believes that the relations with employees are good.

Additional Available Information

We maintain our principal executive offices and facilities at 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.  Our telephone number is (801) 451-6141. We maintain a World Wide Web site at www.securealert.com.  The information found on, or otherwise accessible through, our website, is not incorporated information, and does not form a part of, this Form 10-K.  We make available, free of charge at our corporate website copies of our annual reports filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy statements and annual reports at no charge to investors upon request.

All reports filed by SecureAlert with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

Item 1A. Risk Factors

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Form 10-K, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business, Operations and Industry

The financial statements contained in this annual report on Form 10-K for the fiscal year ended September 30, 2010 have been prepared on the basis that we will continue as a going concern, notwithstanding the fact that our financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance we will ever be profitable.  In fiscal year 2010, we incurred a net loss of $13,919,609 and negative cash flows from operating activities of $5,885,787, and as of September 30, 2010 we have an accumulated deficit of $219,164,945.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the number of TrackerPAL™ and ReliaTrackTM devices in the market place from which we will generate monitoring service revenue and raise capital through the issuance of preferred stock.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay indebtedness.   If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and will likely cease operations.

We have a history of losses and anticipate significant future losses and may be unable to project our revenues and expenses accurately. We will incur significant expenses associated with the development and deployment of our new products and promoting our brand. We intend to enter into additional arrangements through current and future strategic alliances that may require us to pay consideration in various forms and in amounts that may significantly exceed current estimates and expectations.  These guaranteed payments, promotions and other arrangements will result in significant expense. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability in the future.  In addition, because of our limited operating history in our newly targeted markets, we may be unable to project revenues or expenses with any degree of certainty. Management expects that we will continue to incur significant sales and marketing, product development and administrative expenses.  We cannot guarantee that we will be able to generate sufficient revenues to offset operating expenses or the costs of development and marketing described above, or that we will be able to achieve or maintain profitability. If revenues fall short of projections, our business, financial condition and operating results would be materially adversely affected.

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

As a result of our increased focus on a new business market, our business is subject to many of the risks of a new or start-up venture. The change in 2010 of our business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development.  If we are to be successful in this new business direction, it must accomplish the following, among other things:

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

Certain individuals and groups own or control a significant number of our outstanding shares.  Certain groups or persons associated with them beneficially own a substantial number of shares of our outstanding common stock or securities convertible into shares of our common stock.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support.  See, Item 10. “Directors, Executive Officers and Corporate Governance,” on page 28 and Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 35.

There is no certainty that the market will accept our products and services.  Our targeted markets may be slow to or may never accept our products or services.  Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that those products are a preferable alternative to currently available methods of tracking.  In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside our control.  No assurance can be given that key decision-makers will accept our new products, which could have a material adverse effect on our business, financial condition and results of operations.

Our relationship with certain of our stockholders presents potential conflicts of interest, which may result in decisions that favor them over our other shareholders.  Our Chief Executive Officer and founder, David Derrick, provides management and financial services and assistance to us.  When his personal investment interests diverge from our interests, he and his affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these stockholders and their affiliated entities.

We rely on significant suppliers for key products and cellular access.  If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which would reduce revenues and could adversely affect results of operations or financial condition.  We have entered into an agreement with a national cellular access company for cellular services. We also rely currently on a single manufacturer for the manufacture of our TrackerPAL™ and ReliaTrackTM devices.  If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

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

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.   Some of the products we are currently evaluating likely will require further research and development efforts before they can be commercialized. There can be no assurance that our research and development efforts will be successful.  In addition, the technology which we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing.  We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets and GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user.  This limits the effectiveness of GPS if the user is in the lower floors of a tall building, underground or otherwise located where the signals have difficulty penetrating.  Other difficulties and uncertainties normally associated with new industries or the application of new technologies in new or existing industries also threaten our business, including the possible lack of consumer acceptance, difficulty in obtaining financing for untested technologies, increasing competition from larger or smaller well-funded competitors, advances in competing or other technologies, and changes in laws and regulations affecting the development, marketing or use of our new products and related services.

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

Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights.  We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries.  We have received several patents; we have also applied for several additional patents and those applications are awaiting action by the U.S. Patent Office.  There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications.  Even if they do issue, those new patents and our existing patents must be protected against possible infringement.  The enforcement of patent rights can be uncertain and involve complex legal and factual questions.  The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.  The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.  Our inability to obtain or to maintain patents on our key products could adversely affect our business.  We own 13 patents and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop.  There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented.  The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations.  In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.  Our success will also depend, in part, on our ability to avoid infringing the patent rights of others.  We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services.  Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities.  In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology.  If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all.  Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.  Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights.  If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail.  An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.

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

Risks Related to Our Common Stock

Penny stock regulations may impose certain restrictions on marketability of our securities. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval.  Our Articles of Incorporation authorize us to issue up to 20,000,000 shares of preferred stock, at par value $0.0001. The Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the common stock and reduce the likelihood that common stockholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.

During the fiscal year ended September 30, 2010, the Board of Directors designated 50,000 shares of preferred stock as our Series D Preferred stock.  Each share of Series D Preferred stock is convertible into 6,000 shares of common stock.  Holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination.  In addition, on the issues of an increase in the number of shares of common stock we are authorized to issue and on the proposal of a reduction in the number of issued and outstanding shares (a reverse split) of the common stock, holders of the Series D Preferred stock may vote as a class holding the equivalent of 60 percent of the issued and outstanding shares of the common stock, regardless of the number of shares then outstanding.  As of the date of this report, there were 38,924 shares of Series D Preferred issued and outstanding, which were convertible into 233,544,000 shares of common stock.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining stockholders.

Item 2.    Properties

Our headquarters and monitoring facility are housed in 8,106 square feet of space located at 150 West Civic Center Drive, Sandy, Utah.  Monthly lease payments are approximately $16,700. This lease expires on November 30, 2013.  In addition, we lease 6,152 square feet of warehousing and pallet shipping functions and capabilities in a facility located at 9716 South 500 West, Sandy, Utah 84070.  Monthly lease payments are approximately $5,700.  Management believes that these facilities are sufficient to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

We are party to the following legal proceedings:

•
RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless filed a complaint alleging that we breached a contract by failing to place a sufficient number of RACO SIM chips in our monitoring devices. We deny these allegations and intend to vigorously defend against this complaint.

•
SecureAlert, v. David Ezell, et al.  We have filed a claim against David Ezell and several related entities for breach of contract, unjust enrichment, conversion, and punitive damages, and seek approximately $290,810 in damages, penalties, attorney’s fees, and other amounts to be proven at trial.  The defendant has defaulted in responding to our claims, and the court has entered judgment against Mr. Ezell and his entities in excess of $1,000,000.

•
Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint against us in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 we have already paid to Aculis.  We filed a Motion to Dismiss for Improper Venue or for Change of Venue and supporting memorandum on July 16, 2010.  Aculis filed its Memorandum in Opposition to the Motion to Dismiss on August 5, 2010.  We have filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  We intend to vigorously defend our interests and to pursue all appropriate counterclaims against Aculis.

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “SCRA.OB.”

The following table sets forth the range of high and low bid prices of our common stock as reported on the OTC Bulletin Board for the periods indicated.  The sales information is available online at http://otcbb.com.

Fiscal Year Ended September 30, 2009	High	Low
First Quarter ended December 31, 2008	$1.20	$ 0.18
Second Quarter ended March 31, 2009	$0.27	$ 0.10
Third Quarter ended June 30, 2009	$0.26	$ 0.14
Fourth Quarter ended September 30, 2009	$0.20	$ 0.11

Fiscal Year Ended September 30, 2010	High	Low
First Quarter ended December 31, 2009	$0.15	$ 0.09
Second Quarter ended March 31, 2010	$0.16	$ 0.08
Third Quarter ended June 30, 2010	$0.15	$ 0.10
Fourth Quarter ended September 30, 2010	$0.13	$ 0.09

Holders

As of December 23, 2010, there were approximately 3,000 holders of record of our common stock and 294,309,452 shares of common stock outstanding. We also have granted options and warrants for the purchase of 27,740,451 shares of common stock and 4,000 shares of Series D Preferred stock.  We have also issued and outstanding 38,924 shares of Series D Preferred, which are convertible into 233,544,000 shares of common stock.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  To date all dividends payable on our preferred stock outstanding have been paid by issuance of common or preferred stock.  During the fiscal years ended September 30, 2010 and 2009, we recorded $1,494,481 and $175 in stock dividends, respectively, payable with respect to our outstanding preferred stock.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.  No equity securities have been authorized for issuance under plans that were not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders*	10,000,000	$0.18	0

* Refers to the 2006 SecureAlert, Inc. Stock Incentive Plan, described in the narrative below.

The 2006 SecureAlert, Inc. Stock Incentive Plan

On July 10, 2006, the Board of Directors approved the 2006 SecureAlert, Inc. Stock Incentive Plan (“2006 Plan”). The stockholders approved the 2006 Plan on July 10, 2006. Under the 2006 Plan, we were authorized to issue stock options, stock appreciation rights, restricted stock awards and other incentives to our employees, officers and directors. The 2006 Plan provided for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 10,000,000 shares were authorized for issuance pursuant to awards granted under the 2006 Plan.  During the fiscal years ended September 30, 2010 and 2009, awards covering a total of 7,487,286 and 1,517,714 shares, respectively, were granted under this plan to employees of the Company. As of September 30, 2010, no shares were available for future awards under the 2006 Plan.

Recent Sales of Unregistered Securities

During the two fiscal years ended September 30, 2009 and 2010, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) not previously included in a current report on Form 8-K or in a quarterly report on Form 10-Q.

Shares Issued Upon the Conversion of Preferred Stock

In the 4th fiscal quarter ended September 30, 2010, we issued 37,308,000 shares of common stock upon conversion of 6,218 shares of Series D Preferred.

In July 2010, the Board of Directors approved the issuance of 4,693,307 shares of common stock to pay $579,892 of accrued Series D Preferred dividends.  The shares were issued to pay the accrued and unpaid 8 percent dividends on the Series D Preferred as of June 30, 2010.

Shares Issued in Connection with Redemption of Preferred Stock

In August 2010, we issued 273,285 shares of common stock, valued at $32,794, to former holders of our subsidiary corporation SecureAlert Monitoring, Inc.’s (“SecureAlert Monitoring”) Series A Preferred Stock, as payment for past contingency payments in connection with the redemption of the stockholder’s SecureAlert Series A Preferred Stock.  The shares of common stock were issued to six holders of SecureAlert Monitoring Series A Preferred Stock in private transactions.

Shares Cancelled Previously Issued to Consultant

During the year ended September 30, 2010, ADP Management returned and we cancelled 1,000,000 shares of common stock previously issued to prepay Mr. Derrick’s base salary.

Issuance of Series D Preferred Stock

During the 4th fiscal quarter ended September 30, 2010, we issued 3,774 shares of Series D Preferred for net cash proceeds of $1,887,000.   We issued the shares of Series D Preferred to a total of four accredited investors and debt holders in these private transactions.

In each of the transactions listed above, the shares of common stock and preferred stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Purchases of Equity Securities

Neither the Company nor any affiliated purchaser as defined in Rule 10b-18(3) of the Exchange Act made any purchases of shares of the Company’s common stock during the year ended September 30, 2010.

Item 6.    Selected Financial Data

[Not required.]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act and should be read in conjunction with the “Risk Factors” section of Part I of this Form 10-K. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see “Risk Factors” included in Part I of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand SecureAlert, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2010 and 2009 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

•	Overview - a general description of our business and the markets in which we operate; our objectives; our areas of focus; and challenges and risks of our business.

•	Recent Developments – a brief description of business developments occurring after the fiscal year ended September 30, 2010 and prior to the filing of this Report.

•	Results of Operations - an analysis of our consolidated results of operations for the last two fiscal years presented in our consolidated financial statements.

•
Liquidity and Capital Resources - an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; an overview of financial position including the Company’s ability to continue as a going concern; and the impact of inflation and changing prices.

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

Overview

We market and deploy offender management programs, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single device, deployable on offenders worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison.”  This provides for greater public safety at a lower cost to incarceration or traditional resource-intensive alternatives.

Our TrackerPAL™ IIe (“enhanced”) and our evolved ReliaTrack™ devices are manufactured in the USA and include a portfolio of products, e-Arrest Beacons and monitoring services designed to create “Jails without Walls.”  They are customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, and juvenile offenders) and offer practical solutions and options for the reintegration and re-socialization of select offenders back into society, any society worldwide.  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  Our technologies are designed for federal, state and local agencies to provide location tracking of qualified individuals within the criminal justice system.

Our GPS devices are securely attached around the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can be adjusted or removed without detection only by a supervising officer, activated  through services provided by our SecureAlert Monitoring Center (or other agency-based monitoring centers).  In 2010, we also added an upgraded, patented, dual-steel banded SecureCuff™ strap for “at-risk” offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision.  Our monitoring and intervention centers act as an important link between the offender and the supervising officer, as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  Intelligent devices with integrated computer circuitry and constructed from case-hardened plastics, the TrackerPAL™ IIe and ReliaTrack™ units promptly notify the intervention centers of any attempt made to breach protocols, to remove or to otherwise tamper with the device or optical strap housing.

Recent Developments

Subsequent to the fiscal year ended September 30, 2010, the following transactions or events occurred that are not reflected in the results of operations for the fiscal year:

•	Two holders converted 1,483 shares of Series D Preferred stock into 8,898,000 shares of common stock;

•	We issued 5,100,774 shares of common stock in payment of dividends accrued for the fiscal fourth quarter on our Series D Preferred stock, valued at $555,110;

•
We issued 337,423 shares of common stock in connection with contingency payments accrued for the fiscal fourth quarter in connection with our SecureAlert Monitoring subsidiary’s Series A Preferred stock; and

•	We issued 4,900 shares of Series D Preferred stock to an accredited investor for $2,450,000 in cash proceeds, or $500 per share.

•	We issued 200 shares of Series D Preferred stock to a director for $87,500 in cash and $12,500 of reimbursable expenses, or $500 per share.

•	We cancelled a $50,000 subscription receivable to purchase 100 shares of Series D Preferred stock.

•	We cancelled 50,000 shares of common stock originally issued for services that were never rendered to the Company

Results of Operations

Fiscal Year 2010 compared to Fiscal Year 2009

During the fiscal year ended September 30, 2010, we had net revenues of $12,450,971 compared to net revenues of $12,625,908 for the fiscal year ended September 30, 2009, a decrease of $174,937 or approximately one percent.  Revenues from monitoring services for the fiscal year ended September 30, 2010, totaled $12,079,757, compared to $12,055,159 for the same period ended 2009, resulting in an increase of $24,598 or approximately 0.2 percent. Although monitoring revenues appear to be relatively flat, the number of net billable days from our offender electronic monitoring devices from our subsidiary, SecureAlert Monitoring, increased approximately 26 percent from the fiscal year ended September 30, 2009 as compared to the same period ended 2010.  Additionally, over the same period, our average billable rate decreased from $6.28 per day to $5.04 as we continued to expand our portfolio of services offered to our customers which includes several levels of services with lower rates to meet their budgetary requirements.  Net billable days and average billable rate are non-GAAP terms used by management. Net billable days refers to the total number of days that devices were deployed to our customers that are billable under their contract terms. Average billable rate refers to net revenues for monitoring services divided by the total number of net billable days.  Revenues from product sales for the fiscal year ended September 30, 2010 were $371,214, compared to $570,749 for the same period ended 2009, a decrease of $199,535.  This decrease is primarily due to an increased focus to leasing monitoring equipment instead of device sales. For the years ended September 30, 2010 and 2009, revenues from one piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated to $5,635,198 and $5,646,414.

Cost of Revenues

During the fiscal year ended September 30, 2010, cost of revenues totaled $6,978,974 or 56 percent of net revenues, compared to cost of revenues during the fiscal year ended September 30, 2009 of $10,138,613 or 80 percent of net revenue, a decrease of $3,159,639 or 31 percent.  The improvement in cost of revenues resulted primarily from decreases of $1,262,696 in communication costs, $438,231 in manufacturing costs, $397,381 in monitoring center costs, $362,954 in equipment amortization related to impairments from previous years, $230,557 in device costs and $194,944 in freight costs. These cost savings resulted as management improved budgetary planning processes and focused on monthly budget awareness and accountability.

Communication costs, $1,159,845 for the fiscal year ended September 30, 2010, primarily refers to the costs associated with Subscriber Identity Modules (“SIM”).  Embedded in each TrackerPAL™ and ReliaTrackTMdevice is a SIM, which enables the device to transfer voice and data information to a monitoring center.  We incur a monthly charge for each SIM, regardless of whether or not the associated device generates revenue because the SIM cards are ordered and inserted into devices before the devices are sold or leased.

Impairment costs, $590,801 for the fiscal year ended September 30, 2010, resulted from disposals of obsolete inventory, monitoring equipment and parts.

Amortization, $875,312 for the fiscal year ended September 30, 2010, is based on a three-year useful life for TrackerPAL™ and ReliaTrackTM devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) projected increases in international revenues that have lower cost than domestic sales, and (b) further development of our proprietary software enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the fiscal year ended September 30, 2010, gross profit totaled $4,881,196, or 39 percent of net revenues, compared to $167,765, or one percent of net revenues during the fiscal year ended September 30, 2009, an improvement of $4,713,431.  Included in cost of revenues are costs attributable to impairment of inventory and monitoring equipment of $590,801 and $2,319,530 for the years ended September 30, 2010 and 2009, respectively.  These impairment costs from disposal and reduction in value of obsolete monitoring equipment were expenses not expected in future periods. Excluding impairment costs, adjusted gross margin for the fiscal year ended September 30, 2010 was $5,471,997 or 44 percent of net revenues, compared to $2,487,295 or 20 percent of net revenues for the same period in 2009, an improvement of $2,984,702.

Research and Development Expenses

During the fiscal year ended September 30, 2010, we incurred research and development expenses of $1,483,385 compared to similar expenses recognized during fiscal year 2009 totaling $1,777,873. This decrease of $294,488 is due primarily to management’s decision during the fiscal year ended September 30, 2009 to bring software enhancements and product design in-house as opposed to using third-party vendors.

Selling, General and Administrative Expenses

           During the fiscal year ended September 30, 2010, our selling, general and administrative expenses totaled $12,126,413, compared to $16,540,645 for the fiscal year ended September 30, 2009. The improvement of $4,414,232 is the result of decreases in the following expenses: consulting ($2,334,122), legal and professional fees ($959,250), payroll and related taxes ($295,649), depreciation of property and equipment ($262,958), board of director fees ($164,702), insurance ($142,953), outside services ($94,450), operating leases ($84,345), and other selling, general and administrative ($372,557).  These decreases in selling, general and administrative expense were partially offset by increases in rent and storage expenses ($165,933) and other selling, general and administrative expenses ($130,821).  Consulting expense for the fiscal year ended September 30, 2010 was $1,911,563 compared to $4,245,685 for the fiscal year ended September 30, 2008, a decrease of $2,334,122.  This decrease is primarily due to a significant reduction of non-cash compensation totaling $2,046,289 through options and warrants issued to Board of Directors, executive officers and employees.

Other Income and Expense

For the fiscal year ended September 30, 2010, interest expense was $4,146,459, compared to $5,012,803 for the fiscal year ended September 30, 2009. This amount includes non-cash interest expense of approximately $3,087,744 related to amortization of deferred financing costs associated with warrants, shares of common stock issued for interest, and a beneficial conversion feature expense.

Net Loss

We had a net loss for the fiscal year ended September 30, 2010 totaling $13,919,609, compared to a net loss of $23,081,500 for the fiscal year ended September 30, 2009.  This decrease of $9,161,891 is due primarily to reductions in impairment of equipment and parts, communication and device costs, bringing software enhancements and product design in-house as opposed to using high priced third-party vendors, the reduced use of consulting services by bringing these services in-house, and the reduction of interest expense related to debt that was converted into shares of Series D Preferred stock.

Liquidity and Capital Resources

We have not historically financed operations entirely from cash flows from operating activities.  During the fiscal year ended September 30, 2010, we funded our operating and investing activities by taking on new debt and through sales of equity securities. See the accompanying Notes (4, 11 and 12) to Consolidated Financial Statements of this report.  The cash provided by these transactions was used by us to (i) pay operating expenses, including the costs associated with our monitoring center, (ii) purchase TrackerPAL™ and ReliaTrackTMdevices, (iii) pay down debt and accounts payable, including amounts owed on a line of credit and bank debt, and (iv) pay general and administrative expenses, including the salaries of our employees, officers, and consultants and other expenses as described below.

As of September 30, 2010, we had unrestricted cash of $1,126,232, compared to unrestricted cash of $602,321 as of September 30, 2009. As of September 30, 2010, we had a working capital deficit of $3,394,932, compared to a working capital deficit of $16,476,897 as of September 30, 2009.  The increase in working capital primarily resulted from reductions in our accrued liabilities and notes payable balances and increases in cash and prepaid balances offset by decrease in our inventory and increase in our lines of credit during the fiscal year ended September 30, 2010.

During fiscal year 2010, our operating activities used cash of $5,885,787, compared to $8,521,326 used during fiscal year 2009.  This decrease in cash used from operating activities of $2,635,539 resulted primarily from a decrease in net loss which was driven by an improvement in gross profit of $4,713,431.  The decrease in net loss was offset, in part, by increases in the derivative liability valuation of $1,666,473, settlement expense of $1,150,000, amortization of debt discount of $887,546, related-party line of credit for services of $380,706, and inventories of $183,195.

Investing activities during the fiscal year ended September 30, 2010, used cash of $2,123,000, compared to $1,676,467 during the fiscal year ended September 30, 2009.  The increase in cash used during fiscal year 2010 resulted primarily from an increase in purchases of additional monitoring equipment.  We purchased $1,834,173 and $1,312,397 of monitoring equipment during the fiscal years ended September 30, 2010 and 2009, respectively.

Financing activities during the fiscal year ended September 30, 2010, provided $8,532,698 of net cash compared to $8,017,161 during the fiscal year ended September 30, 2009.

We made net payments of $953,794 on notes payable, $729,009 on a related-party line of credit, $100,000 on notes payable related to acquisitions, $1,598,596 on a bank line of credit, $550,000 on related-party notes payable, and $25,000 on Series A 15% Debentures.  During fiscal year 2010, we had net proceeds of $9,638,851 from the issuance of Series D Convertible Preferred stock, $2,345,996 from bank line of credit borrowings, $500,000 from a related-party note payable, and $4,250 from notes payable.

During the fiscal year ended September 30, 2010, we incurred a net loss of $13,919,609 and negative cash flows from operating activities of $5,885,787, compared to a net loss of $23,081,500 and negative cash flows from operating activities of $8,521,326 for the fiscal year ended September 30, 2009.  As of September 30, 2010, our working capital deficit was $3,394,932, stockholders’ equity of $3,129,851, and accumulated deficit of $219,164,945.

Going Concern

The factors described above, as well as the risk factors set out elsewhere in this report raise substantial doubt about our ability to continue as a going concern, despite having two consecutive years of improvement in gross profit, operating loss and net loss. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty includes raising additional capital from the issuance of preferred stock and expanding its market for its ReliaTrackTM portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that our debt holders will be willing to convert the debt obligations to equity securities or that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and would likely cease operations.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note (2) to the audited financial statements for the fiscal year ended September 30, 2010 included in this report, we discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

With respect to inventory reserves, revenue recognition, impairment of long-lived assets and allowance for doubtful accounts receivables, we apply critical accounting policies discussed below in the preparation of our financial statements.

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

Revenue Recognition

Our revenue in fiscal year 2010 derived from two sources: (i) monitoring services; (ii) monitoring device and other product sales.

Monitoring Services

Monitoring services include two components: (a) lease contracts in which we provide monitoring services and lease devices to distributors or end users and we retain ownership of the leased device; and (b) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use our monitoring services.

We typically lease our devices under one-year contracts with customers that opt to use our monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard leasing contract, the leased device becomes billable on the date of activation or seven days from the date the device is assigned to the lessee, and remains billable until the device is returned to us.  We recognize revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

Monitoring Device Product Sales

Although not the focus of our business model, we sell our monitoring devices in certain situations. In addition, we sell home security and Personal Emergency Response Systems (“PERS”) units.  We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPALTM and ReliaTrackTM devices) from us, customers may, but are not required to, enter into monitoring service contracts with us.  We recognize revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Other Matters

We consider an arrangement with payment terms longer than our normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due.  Normal payment terms for the sale of monitoring services are 30 days, and normal payment terms for device sales are between 120 and 180 days.  We sell our devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Also, distributors have no price protection or stock protection rights with respect to devices we sell to them.  Generally, title and risk of loss pass to the buyer upon delivery of the devices.

We estimate our product returns based on historical experience and maintain an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

Shipping and handling fees are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

Impairment of Long-lived Assets

We review our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate the book value of an asset may not be recoverable.  An evaluation is made at each balance sheet date, to determine whether events and circumstances have occurred which indicate possible impairment. An estimate is made of future undiscounted net cash flows of the related asset or group of assets over our estimated remaining life in measuring whether the assets are recoverable. During the fiscal years ended September 30, 2010 and 2009, we disposed of $590,801 and $2,319,530, respectively.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Recent Accounting Pronouncements

       In December 2007, the FASB issued a new accounting standard that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interests, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. We adopted this new standard on October 1, 2009. Upon adoption, $241,638 of non-controlling interest was reclassified to a separate component of total equity within our consolidated balance sheets.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This guidance has not yet been adopted and we do not expect a significant impact to our results of operations and financial position.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  We adopted this guidance as of April 1, 2010 which did not significantly impact our results of operations and financial position as of September 30, 2010.

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

In February 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. We adopted this guidance as of March 31, 2010 which did not significantly impact our results of operations and financial position.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28,  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other  (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2011 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

Accounting for Stock-Based Compensation

We recognize compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  We estimate the fair value of stock options using a Black-Scholes option pricing model which requires us to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency Risks.  We had $23,723 and $0 revenues from sources outside the United States for the fiscal years ended September 30, 2010 and 2009.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  We occasionally purchase goods and services in foreign currencies which resulted in currency exchange rate losses of $8,756 and $0 for the years ended September 30, 2010 and 2009, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of September 30, 2010, we had $1,000,000 of borrowings outstanding on a line of credit with a bank with an interest rate of 3.28 percent.  The interest rate on this line of credit is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were functioning effectively at September 30, 2010.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

At September 30, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on COSO framework.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This management's report on internal control over financial reporting does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

 Changes in Internal Control over Financial Reporting

Since completing the acquisition of Court Programs, the Company has focused on improving internal control weaknesses in connection with cash collection and cash disbursements processes by implementing the following procedures at these offices:

•	The Company has integrated accounting software into 20 offices throughout Florida and Mississippi.

•	Cash, accounts payable, and payroll functions have been moved to the corporate offices where staffing is sufficient to effectively perform these functions.

Previously, the Company has reported weaknesses over leased equipment, inventory, and over financial reporting.  With the addition of improved processes and procedures coupled with improved supervision and training of staff, management believes that the Company's controls and procedures are adequate and effective as of September 30, 2010.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information about the members of our Board of Directors as of September 30, 2010:

Name	Age	Position

Edgar Bernardi	53	Director
Robert E. Childers	64	Director
David G. Derrick	57	Director, Chief Executive Officer
David P. Hanlon	64	Director
John L. Hastings, III	47	President and Chief Operating Officer
Rene Klinkhammer	30	Director
Larry G. Schafran	71	Director

Dr. Edgar Bernardi joined our board in January 2010.  He graduated from the University of Wuppertal, Wuppertal, Germany, in 1976 in physics and mathematics.  He received his master’s degree in physics from University Bonn, Physics Institute, Bonn, Germany in 1984, emphasizing elementary particle physics.  In 1988, he received his Ph.D. from the University Hamburg, Hamburg, Germany, specializing in elementary particle physics.  From 2001 through 2009, Dr. Bernardi served as CTO, COO, CSO and CIO for euromicron AG, a holding company with buy and build strategy in the core business of network and fiber optics technology in Germany.  From 1999 through 2001, he served as the general manager for Christian Schwaiger GmbH & Co., KG, an entity engaged in the production and trade of antenna, satellite and cable TV reception systems.  From 1998 through 1999, Dr. Bernardi was the director of network operator services for Alcatel Sel AG, a worldwide manufacturer of telecommunication network equipment.  From 1991 through 1998, he served in two capacities for Mannesmann Mobilfunk GmbH (Vodafone GmbH), which was the first private mobile network operator in Germany, of which he was the head of the department of network planning and optimization and head of the department of system aspects.  From 1988 through 1990, he was with Robert Bosch GmbH, a worldwide manufacturer of automotive and telecommunication equipment and served as the main adviser of the business unity public telecommunications and development center, and an adviser in the business unit for public telecommunications development center.

Robert E. Childers joined our board in July 2001.  Since 1977, he has served as the Chief Executive Officer of Structures Resources Inc., a firm which he founded in 1972.  He has more than 30 years of business experience in construction and real estate development.  Mr. Childers has served or is currently serving as General Partner in 16 public limited partnerships in the Middle Atlantic States.  Partners include First Union Bank and Fannie Mae.  Structures Resources has successfully completed over 300 projects (offices, hotels, apartments, and shopping centers) from New York to North Carolina.  Recently Mr. Childers has founded a new company providing construction services to major companies developing gas wells in the Marcellus shale. He is a co-founder of Life Science Group, a boutique biotech investment-banking firm. Mr. Childers was the founding President of Associated Building Contractors for the State of West Virginia and served as a director of The Twentieth Street Bank until its merger with City Holding Bank.  He is a former naval officer serving in Atlantic fleet submarines.  Mr. Childers is a member of the Compensation Committee and the Nominating Committee of our Board of Directors.

David G. Derrick has been our CEO and Chairman since February 2001.  Prior to joining us, Mr. Derrick occupied directorship and management positions in other companies.  From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah, College of Business.  Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics and a Masters in Business Administration degree with an emphasis in Finance.

David P. Hanlon has been a member of our Board of Directors since October 2006.  He served previously as Chief Executive Officer and President of Empire Resorts, Inc., a public company in the gaming industry, until May 2009.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion. From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world's leading manufacturer of microprocessor gaming machines. From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin's Resorts International, and prior to that, Mr. Hanlon served as President of Harrah's Atlantic City (Harrah's Marina and Trump Plaza). Currently, he serves as President and Chief Executive Officer of the Las Colinas Group organized for the purpose of developing a major entertainment center in partnership with the city of Irving Texas.  Mr. Hanlon's education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and completion of the Advanced Management Program at the Harvard Business School. Mr. Hanlon is a member of the Audit Committee of our Board of Directors.

John L. Hastings, III became our President on June 19, 2008 and Chief Operating Officer on November 20, 2008.  Mr. Hastings has worked for Nestle/Stouffer’s, Kraft/General Foods, Nissan Motor Acceptance Corp., NCR/Teradata, Unisys Corp. and VNU/AC Nielsen.  He has also served on the boards of small entrepreneurial companies.  From 1998 through 2006, Mr. Hastings worked with VNU – AC Nielsen in several executive posts, last serving as its Senior Vice President and General Manager of Global Business Intelligence, reporting directly to VNU’s chief executive officer.  Upon acquisition and privatization of VNU in 2006, and until his appointment as our President, Mr. Hastings served as the interim President and CEO of Klever Marketing, Inc., a Utah-based retail marketing company.  Mr. Hastings received a BA from Cal State University, Fullerton CA (1985) and an MBA from Pepperdine University, Malibu CA (1987).

Rene Klinkhammer became a director in January 2010.  He graduated from European Business School, Oestrich-Winkel, Germany, in 2004, with an MBA-equivalent degree in business administration.  His majors were Banking, Finance and International Management.  After graduating, Mr. Klinkhammer joined Deutsche Bank’s Investment Banking Division as an analyst in the Corporate Finance Advisory Group, specializing in mergers & acquisitions, along with debt and equity financing transactions for larger German clients of the bank.  In 2007, Mr. Klinkhammer joined Sapinda Group, a privately-owned investment company with offices in Amsterdam, Berlin and London.  For the past three years, Mr. Klinkhammer has worked with the Company as both an investor and advisor.

Larry G. Schafran has been a member of our Board of Directors since October 2006.  He is associated with Providence Capital, Inc. (“PCI”) as a Managing Director.  PCI is a New York City-based investment and advisory firm.  Additionally, Mr. Schafran was Lead Director and Audit Committee Chairman and later a consultant to the Chairman of WorldSpace, Inc.  In addition, Mr. Schafran is also a director of the following publicly traded U. S. corporations: Sulphco, Inc., New Frontier Energy, Inc., DollarDays International, Inc., Subaye Corp. and National Patent Development Corporation.  In recent years, Mr. Schafran served in several capacities, including, as a director of PubliCard, Inc., Tarragon Corporation, and ElectroEnergy, and Trustee, Chairman/Interim-CEO/President and Co-Liquidating Trustee of Special Liquidating Trust of Banyan Strategic Realty Trust; Director and/or Chairman of the Executive Committees of Dart Group Corporation, Crown Books Corporation, TrakAuto Corporation, and Shoppers Food Warehouse, Inc. (Vice-Chairman); director and member of the Strategic Planning and Finance Committees of COMSAT Corporation, and Managing General Partner of L. G. Schafran & Partners, LP, a real estate investment and development firm.  Mr. Schafran is Chairman of the Audit and Nominating Committees and a member of the Compensation Committee of our Board of Directors.

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

The Board of Directors is elected by and is accountable to our shareholders. The board establishes policy and provides our strategic direction, oversight, and control. The board met 11 times during fiscal year 2010. All directors attended at least 80 percent of the meetings of the board and the board committees of which they are members.

Director Independence

We assess director independence on an annual basis. The Board has determined, after careful review that Mr. Childers, Mr. Hanlon, Mr. Klinkhammer, Mr. Bernardi, and Mr. Schafran are independent based on the applicable regulations of the SEC.

Shareholder Communications with Directors

If we receive correspondence from our shareholders that is addressed to the Board of Directors, we forward it to every director or to the individual director to whom it is addressed. Shareholders who wish to communicate with the directors may do so by sending their correspondence to the directors c/o SecureAlert, Inc., 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

Committees of the Board of Directors

The Board of Directors has a separately-designated standing Audit Committee, Compensation Committee, and Nominating Committee. All members of the Audit Committee, Compensation Committee, and Governance and Nominating Committee meet the definition of "independent," described above.

Audit Committee.  The Audit Committee of the Board of Directors (the "Audit Committee") is a standing committee of the Board, which has been established as required by the Securities Exchange Act of 1934 (“Exchange Act”). The Audit Committee met four times during fiscal year 2010. Members of the Audit Committee during fiscal year 2010 and at the date of this report are Larry Schafran (Chairman), Rene Klinkhammer, and David Hanlon. The Board has determined that Mr. Schafran is an "audit committee financial expert," as defined by the applicable regulations promulgated by the SEC under the Exchange Act.  The Board also believes that each member of the Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and financial sophistication.

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

On April 8, 2004, our board adopted a Charter for the Audit Committee.  The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties.  The purpose of the Audit Committee is to conduct continuing oversight of our financial affairs.  A copy of the Charter of the Audit Committee can be found on our website at www.securealert.com. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public.  The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct.  The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm.

The Audit Committee reviewed and discussed the matters required by U.S. Auditing Standards and our audited financial statements for the fiscal year ended September 30, 2010 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.  The Audit Committee recommended to the Board of Directors that our audited financial statements for the fiscal year September 30, 2010 be included in this report.

Compensation Committee.  The Compensation Committee was restructured during the fiscal year ended September 30, 2010, with Robert Childers, one of our directors, appointed by the Board of Directors to serve as the chair. In addition, Larry Schafran and Edgar Bernardi serve as members of the Compensation Committee.  The Compensation Committee met three times during fiscal year 2010.  The Committee has responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Committee monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders.

Nominating Committee.  During the fiscal year ended September 30, 2010, Larry Schafran, one of our directors, was appointed as the chair of the Nominating Committee.  The Committee has the responsibility for identifying and recommending candidates to fill vacant and newly created board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for CEO and senior management succession.  In addition, Robert Childers serves as a member of the Nominating Committee.

Code of Ethics.  We have established a Code of Business Ethics that applies to our officers, directors and employees. The Code of Business Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. We will post on our website www.securealert.com any amendments to or waivers from a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person’s performing similar functions and that relates to any element of the “Code of Ethics” definition set forth in Item 406(b) of Regulation S-K of the SEC.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during fiscal 2010 was composed of Robert Childers, Edgar Bernardi and Larry Schafran. All members of the Compensation Committee are independent directors. No member of our Compensation Committee is a current or former officer or employee of SecureAlert or any of our subsidiaries, and no director or executive officer of SecureAlert is a director or executive officer of any other corporation that has a director or executive officer who is also a director of SecureAlert.

Current Executive Officers

The following table sets forth certain information as of September 30, 2010, regarding the current executive officers of the Company.

Name	Age	Position

David G. Derrick	57	Chief Executive Officer and Chairman
John L. Hastings, III	47	President and Chief Operating Officer
Chad D. Olsen	39	Chief Financial Officer, Controller, and Corporate Secretary
Bernadette Suckel	53	Managing Director of Sales & Marketing

 David G. Derrick has been our CEO and Chairman since February 2001.  His work and education information is detailed with our Board of Directors table above.

John L. Hastings, III became our President on June 19, 2008 and Chief Operating Officer on November 20, 2008.  His work and education information is detailed with our Board of Directors table above.

Chad Olsen became our Chief Financial Officer in January 2010.  Prior to that time, he served as our corporate controller since September 2001.  From 1992 to 1997, Mr. Olsen worked in the banking and investment industry where he assisted clients with tax, investment and banking services. From 1997 to 2001, Mr. Olsen worked with a certified public accounting firm performing tax, auditing, and business advisory services. Additionally, Mr. Olsen owned and operated his own accounting practice performing tax, accounting, and consulting services. Mr. Olsen received a Bachelor of Science Degree in Accounting from Brigham Young University.

Bernadette Suckel joined us on April 24, 2008.  Prior to joining us, Ms. Suckel served as the VP/Solution and Client Principal, for The Nielsen Company/ACNielsen from 2000 through April 2008.  From November 2006 through April 2008, she consulted on a part-time basis to Klever Marketing, Inc. to focus on cost reduction strategies.  Ms. Suckel also worked previously for Cogit.com and NCR/AT&T GIS/Teradata.  She received a BS in Business Administration, Marketing Option, from California State University, Fresno.

Item 11.  Executive Compensation

Our Chief Executive Officer, Mr. Derrick, is paid a base salary of $240,000 per year.  The amount of the base salary was determined after negotiations between Mr. Derrick and our Compensation Committee.  Factors considered in determining the base salary included Mr. Derrick’s status as one of our founders; his experience and length of service with us; his experience in the industries in which he operates; educational and work background; and reviews of sample salaries at companies of comparable size and industry.  The Compensation Committee also considered the fact that Mr. Derrick has provided and facilitated credit agreements and other financing for us.  The salary payable to Mr. Derrick is paid by ADP Management Corporation from amounts paid to ADP Management Corporation for consulting and other services by the Company.  Of the total base salary expense related to Mr. Derrick’s compensation in the fiscal years ended September 30, 2010 and 2009, $420,000 was attributable to the amortization of restricted shares of common stock which were returned and cancelled, resulting in no cash payment to Mr. Derrick and $60,000 was accrued for, but unpaid at September 30, 2010. In effect Mr. Derrick’s actual compensation paid in cash was $0 for the past two years.

Our President and Chief Operating Officer, Mr. Hastings, is paid a base annual salary of $325,000. The amount of the base salary was determined after negotiations between Mr. Hastings and our Compensation Committee.  Factors considered in determining Mr. Hastings’ base salary included his background in the industries in which we operate; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our principal executive officer, our principal financial officer and two other most highly compensated executive officers (the “Named Executive Officers”) who served as executive officers during the last two fiscal years ended September 30, 2010.

(a)	(b)		(c)		(d)		(e)		(f)		(g)			(h)			(i)		(j)
Nonqualified
										Non-Equity			Deferred
Name and						Stock		Option		Incentive Plan			Compensation			All Other
Principal		Salary		Bonus		Awards		Awards		Compensation			Earnings			Compensation		Total
Position	Year	($)		($)		($)		($)		($)			($)			($)		($)
David G. Derrick (1) Chief Executive Officer	2010 2009	$ $	240,000 240,000	$ $	- 300,000	$ $	- -	$ $	83,991 185,571	$ $		- -	$ $		- -	$ $	74,197 5,929	$ $	398,188 731,500

John L. Hastings, III (2) President Chief Operating Officer	2010 2009	$ $	325,000 302,885	$ $	- 94,330	$ $	- -	$ $	131,326 46,393	$ $		- -	$ $		- -	$ $	174,853 18,868	$ $	631,179 462,476

Michael G. Acton (3) Chief Financial Officer	2010 2009	$ $	3,076 81,538	$ $	- -	$ $	- -	$ $	- -	$ $		- -	$ $		- -	$ $	- 9,806	$ $	3,076 91,344

Chad Olsen (4) Chief Financial Officer	2010		$165,000		$17,580		$-		$14,264			$-			$-		$25,845		$222,689

Bernadette Suckel (5) Managing Director of Sales and Marketing	2010 2009	$ $	121,541 126,161	$ $	- -	$ $	- 11,500	$ $	81,313 104,520	$ $		- -	$ $		- -	$ $	5,259 -	$ $	208,113 242,181

(1)
Column (c), Salary, includes $240,000 of compensation expense incurred by the Company in connection with Mr. Derrick’s base salary in each fiscal year.  During the fiscal year ended September 30, 2008, we issued 1,000,000 shares of restricted common stock valued at $1.52 per share to ADP Management under a management agreement as a prepayment for Mr. Derrick’s services as our CEO; the amount paid was to be allocated to Mr. Derrick’s base salary which was set at $240,000 per year and was in lieu of cash payments.  At September 30, 2009, ADP Management continued to hold those shares, which had a market value as of such date of $110,000.  For accounting and reporting purposes, we valued the shares paid as compensation at the date of grant and recorded the expense over the term of the agreement at a rate of $240,000 per year.  No portion of the amount in column (c) was paid to Mr. Derrick in cash.  In each of the fiscal years 2010 and 2009, we recorded $240,000 as salary expense, $420,000 being attributable to amortization of the 1,000,000 shares of restricted common stock granted in 2008 and $60,000 being accrued, but not paid, as of September 30, 2010.  Effective July 2010, ADP Management returned the shares and they were cancelled by us.  Thus, in effect Mr. Derrick’s actual compensation paid in cash was $0 for the past two years. Column (d) includes a $300,000 bonus payment to Mr. Derrick in 2009, which was accrued and ultimately paid by issuance of 300 shares of Series D Preferred rather than in cash.  Option awards (column (f)) include $83,991 and $185,571 of expense in connection with the issuance and re-pricing of common stock purchase warrants during the fiscal years ended September 30, 2010 and 2009, respectively.  Column (i) includes additional compensation for health, dental, life, and vision insurance we paid on Mr. Derrick’s behalf.  Amounts shown do not include consideration and fees paid to ADP Management, an affiliate of Mr. Derrick, in connection with a line of credit agreement unrelated to Mr. Derrick’s compensation for services rendered as our CEO.

(2)
Mr. Hastings became our President in June 2008 and Chief Operating Officer in November 2008. Column (f) includes $131,326 and $46,393 of compensation expense incurred in connection with the vesting and re-pricing of common stock purchase warrants previously granted to Mr. Hastings during the fiscal years ended September 30, 2010 and 2009, respectively.  Column (i) includes $162,138 additional compensation paid by us for services and benefits on behalf of Mr. Hastings as part of his signing package, as well as payments for health, dental, and vision insurance.

(3)
Mr. Acton was our Chief Financial Officer from 2001 through June 19, 2008 and from November 20, 2008 to January 2010. Column (i) includes additional compensation for health, dental, life, and vision insurance paid by us on Mr. Acton’s behalf.

(4)
Mr. Olsen became our Chief Financial Officer in January 2010. Prior to his appointment as Chief Financial Officer, Mr. Olsen was our controller.  Column (f) includes $14,264 of compensation expense in connection with the vesting of options granted to Mr. Olsen during the fiscal year ended September 30, 2010.  Column (i) includes additional compensation for paid-time off, health, dental, life and vision insurance.

(5)
Mrs. Suckel has served as Managing Director of Offender Management Solutions of the Company since June 2008. Column (f), option/warrant awards, includes $81,313 and $104,520 of compensation expense in connection with stock options that vested during the years ended September 30, 2010 and 2009, respectively.  For fiscal year ended September 30, 2009, column (e) includes the value of 50,000 restricted shares of common stock on the date of grant.  Column (i) includes additional compensation paid for health, dental, life and vision insurance.

Outstanding Equity Awards at Fiscal Year-End 2010

	Option awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

David G. Derrick	2,000,000	-	-	$0.13	Various (1)	-	$ -	-	$ -
John L. Hastings, III	1,500,000	-	-	$0.13	Various (2)	-	$ -	-	$ -
Chad D. Olsen	2,461,000	-	538,500	Various (3)	Various (3)
Bernadette Suckel	1,000,000	-	525,000	Various (4)	Various (4)	-	$ -	-	$ -

(1)
1,000,000 warrants granted August 29, 2007 exercisable at $0.13 per share expire on August 28, 2012 and 1,000,000 warrants granted on January 16, 2009 exercisable at $0.13 per share expire on January 15, 2014.

(2)
1,250,000 warrants granted June 26, 2008 exercisable at $0.13 per share expire on June 26, 2013 and 250,000 warrants granted on January 16, 2009 exercisable at $0.13 per share expire on January 15, 2014.

(3)
200,000 warrants granted on January 16, 2009, exercisable at $0.30 per share expire on January 15, 2014 and 25,000 options granted on March 15, 2009 exercisable at $0.12 per share expire on March 14, 2014, 718,000 options granted on September 30, 2010 vest over three years and are exercisable at a price of $0.15 per share, expiring September 29, 2015 (of which 179,500 have vested), and 1,518,000 warrants granted on May 1, 2009, exercisable at $0.10 per share expire on April 30, 2013.

(4)
100,000 options granted on June 9, 2008 are exercisable at $1.55 per share, expiring June 8, 2013.  Also, 200,000 warrants granted on January 16, 2009, exercisable at $0.30 per share expire on January 15, 2014 and 700,000 options granted September 30, 2010 vest over three years and are exercisable at $0.15 per share, expiring on September 29, 2015, of which 175,000 have vested.

No options held by executive officers or directors were exercised during the fiscal year ended September 30, 2010.

Employment Agreements

We have no employment agreements with any executive officers at this time.  By agreement, however, the salary of Mr. Derrick is paid by ADP Management Corporation from the proceeds of a management fee paid by us to ADP Management Corporation.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2010, and that such filings were timely except the following:

•	Mr. Derrick filed a late Form 5 and three late Forms 4.
•	Mr. Olsen filed two late Forms 4.
•	Mr. Hastings filed a late Form 4.
•	Mr. Childers filed four late Forms 4.
•	Mr. Schafran filed four late Forms 4.
•	Mr. Hanlon filed three late Forms 4.
•	Dr. Bernardi filed one late Form 4.

Compensation of Directors

The following table summarizes the compensation we paid to our non-employee directors in the fiscal year ended September 30, 2010, who were serving as directors as of such date.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified compensation earnings ($)	All other compensation ($)	Total ($)

David Hanlon	$ -	$-	$ 54,575 (1)	$ -	$ -	$ -	$ 54,575
Robert Childers	$ -	$-	$ 65,925 (1)	$ -	$ -	$ -	$ 65,925
Larry Schafran	$	$-	$ 69,833 (1)	$ -	$ -	$ -	$ 69,833
Rene Klinkhammer	$ -	$-	$ 15,883 (2)	$ -	$ -	$ -	$ 15,883
Edgar Bernardi	$ -	$-	$ 15,883 (2)	$ -	$ -	$ -	$ 15,883

(1)
At the commencement of the fiscal year ended September 30, 2010, we granted each member of the Board of Directors warrants for the purchase of 250,000 shares of common stock at an exercise price of $0.13 per share, which vested over the period of October 1, 2009 through December 31, 2010, for services valued at $21,177.  Additional compensation expense was recorded and included in column (d) in connection with the re-pricing of previously granted common stock purchase warrants to a price of $0.13 per share, as follows:

Name	Grant Date	Expiration Date	Exercise Price	Number of Options	Compensation Expense
David Hanlon	9/8/06	9/7/11	$1.41	50,000	$ 3,107
	8/29/07	8/28/12	$2.15	100,000	$ 6,761
	7/14/08	7/13/13	$1.22	459,000	$ 23,530

Robert Childers	10/5/06	10/4/11	$1.73	50,867	$ 3,336
	8/29/07	8/28/12	$2.15	150,000	$ 10,141
	7/14/08	7/13/13	$1.22	610,000	$ 31,271

Larry Schafran	9/8/06	9/7/11	$1.41	53,900	$ 3,350
	8/29/07	8/28/12	$2.15	150,000	$ 10,141
	12/5/07	12/4/12	$4.05	50,000	$ 3,894
	7/14/08	7/13/13	$1.22	610,000	$ 31,271

The following table summarizes the re-pricing of previously granted common stock warrants to an exercise price of $0.13 per share, included in column (d) of the Director Compensation Table:

Name	Grant Date	Expiration Date	Exercise Price	Number of Options
David Hanlon	9/8/06	9/7/11	$1.41	50,000
	8/29/07	8/28/12	$2.15	100,000
	7/14/08	7/13/13	$1.22	459,000

Robert Childers	10/5/06	10/4/11	$1.73	50,867
	8/29/07	8/28/12	$2.15	150,000
	7/14/08	7/13/13	$1.22	610,000

Larry Schafran	9/8/06	9/7/11	$1.41	53,900
	8/29/07	8/28/12	$2.15	150,000
	12/5/07	12/4/12	$4.05	50,000
	7/14/08	7/13/13	$1.22	610,000

(2)
After they joined the Board of Directors, we granted to each of these new directors warrants for the purchase of 200,000 shares of common stock at an exercise price of $0.13 per share, which vest from January 1, 2010 to December 31, 2010, in consideration for services valued at $15,883.

We also reimburse travel expenses of members for their attendance at board meetings.  Messrs. Derrick and Hastings are not included in these tables because as employees of the Company they receive no additional compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 23, 2010 of all classes of our voting securities by:

•	Each stockholder known to us to be the beneficial owner of more than five percent of any class of our voting securities;

•	Each of our Named Executive Officers;

•	Each of our directors; and

•	All of our executive officers and directors as a group.

Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock underlying convertible securities, options and warrants that are currently exercisable or exercisable within 60 days of December 23, 2010, are deemed to be outstanding and to be beneficially owned by the person holding such securities, options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.   Holders of common stock are entitled to one vote per share and holders of Series D Preferred Stock are entitled to 6,000 votes per share.

	Title or Class of Securities:
	Common Stock		Series D Preferred Stock
Name and Address of Beneficial Owner (1)	Shares	%	Shares	%
5% Stockholders:
Winfried Kill (2)	53,361,305	18.1%	-	*
Advance Technology Investors, LLC (3)	34,690,665	11.8%	3,403	8.7%
Borinquen Container Corp (4)	29,400,000	10.0%	4,900	12.6%
Kofler Ventures S.a.r.l (5)	24,456,161	8.3%	-	*
Radenko Milakovic (6)	24,726,562	8.4%	4,000	10.3%
Laemi Real Estate, Inc. (7)	21,040,304	7.1%	3,330	8.6%
Stephan Goetz (8)	18,635,901	6.3%	3,000	7.7%
Commerce Financial, LLC (9)	13,684,508	4.6%	2,149	5.5%
Comediahill Business S.A. (10)	14,026,868	4.8%	2,220	5.7%
Tim Whyte (11)	12,349,010	4.2%	2,000	5.1%

Directors and Named Executive Officers:
David G. Derrick (12)	19,698,313	6.7%	2,233	5.7%
Chad D. Olsen (13)	3,285,656	1.1%	172	*
John L. Hastings, III (14)	1,500,000	*	0	*
Robert Childers (15)	2,374,975	*	50	*
Larry Schafran (16)	1,933,500	*	110	*
David Hanlon (17)	1,716,635	*	115	*
Bernadette Suckel (18)	525,000	*	0	*
Edgar Bernardi (19)	1,400,000	*	200	*
Rene Klinkhammer (20)	200,000	*	0	*

All directors and executive officers as a group (9 persons) (21)	32,634,079	11.1%	2,880	7.4%

*	Represents beneficial ownership of less than one percent of the outstanding shares of the class of voting securities indicated.

(1)	Except as otherwise indicated, the business address for each of our beneficial owners is c/o the Company, 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

(2)
This disclosure is based on Schedule 13D/A filed with the SEC on December 16, 2008 by Dr. Winfried Kill, Parkstrasse 32A, Bergisch-Gladbach 2M, 51427 Germany.  Schedule 13D/A reported the following:  “On December 16, 2008, Dr. Kill and NORD/LB entered into the Third Supplement to the Purchase Agreement pursuant to which he purchased 22,337,305 shares of the Issuer’s common stock at a price of EUR 0.80583 per share (approximately $1.1129 per share) for a total purchase price amount of EUR 18,000,070 from NORD/LB pursuant to the Purchase Agreement as further described in Item 6 of this Statement.  Dr. Kill paid EUR 6,000,000 on December 15, 2008, and the remainder of the purchase price is due and payable no later than December 15, 2009.”

(3)
Includes 12,438,663 shares of common stock and 1,670,000 shares issuable upon exercise of warrants.  Includes 132,001 shares of common stock owned of record by Dina Weidman and 32,001 shares of common stock owned of record by U/W Mark Weidman Trust.  Includes common stock underlying 3,189 shares of Series D Preferred stock owned of record by Advance Technology Investors, LLC. Additionally, includes common stock issuable upon conversion of 107 shares of Series D Preferred owned of record by Dina Weidman and 107 shares of Series D Preferred owned of record by Steven C. Weidman. Address is 154 Rock Hill Road, Spring Valley, NY 10977.

(4) Includes 29,400,000 shares of Common Stock issuable upon conversion of 4,900 shares of Series D Preferred. Address is P.O. Box 145170, Arecibo, Puerto Rico 00614.

(5)
Includes 12,456,161 shares of common stock and 12,000,000 shares issuable upon exercise of Series D Preferred warrants. Stockholder’s address is R.C.S. Luxembourg B-0090554, 412F, route d’Esch, L-2086 Luxembourg.

(6)
Includes 24,000,000 shares of common stock issuable upon conversion of 4,000 shares of Series D Preferred and 726,562 shares of common stock. Stockholder’s address is Les Caravelles, 25 Boulevard Albert 1er, Bloc B. 13 etage, Monaco 98000.

(7)
Includes 19,980,000 shares of common stock issuable upon conversion of 3,330 shares of Series D Preferred Stock and 1,060,304 shares of common stock.  Address is MMG Tower, 53rd E Street, Marbella, Panama City, Panama.

(8)
Includes 18,000,000 shares of common stock issuable upon conversion of 3,000 shares of Series D Preferred and 635,901 shares of common stock. Stockholder’s address is Oberfohringer Str. 105, 81925 Munich, Germany.

(9)
Includes 12,894,000 shares of common stock issuable upon conversion of 2,149 shares of Series D Preferred and 790,508 shares of common stock.  Stockholder’s address is 1050 Kapukalua Pl., Paia, HI 96779.

(10)
Includes 13,320,000 shares of common stock issuable upon conversion of 2,220 shares of Series D Preferred and 706,868 shares of common stock.  Stockholder’s address is Postfach 373, Stadtle 1 Fl., Vaduz, Liechtenstein 09490.

(11)
Includes 12,000,000 shares of common stock issuable upon conversion of 2,000 shares of Series D Preferred and 349,010 shares of common stock.  Stockholder’s address is 6 John Le Quesne Close, Rue De Maupertuis St. Clements, Jersey, Channel Islands.

(12)
Mr. Derrick is our Chief Executive Officer and Chairman of the Board of Directors. Common stock beneficially owned includes 1,655,250 shares owned of record by Mr. Derrick, 2,645,063 shares held in the name of ADP Management, and 2,000,000 vested stock purchase warrants. Also includes 13,398,000 shares of common stock issuable upon conversion of 2,233 shares of Series D Preferred.

(13)
Mr. Olsen is our Chief Financial Officer.  Common stock beneficially owned includes 331,156 shares owned of record by Mr. Olsen and 1,922,500 vested stock purchase warrants, as well as 1,032,000 shares of common stock issuable upon conversion of 172 shares of Series D Preferred.

(14)	Mr. Hastings is our Chief Operating Officer and President. Amount indicated includes 1,500,000 shares of common stock issuable upon the exercise of vested stock purchase warrants.

(15)
Mr. Childers is a director.  Common stock beneficially owned by Mr. Childers includes 352,407 shares owned of record by the Robert E. Childers Living Trust and 661,701 shares owned of record by Mr. Childers directly, as well as 1,060,867 shares issuable upon the exercise of common stock purchase warrants, as well as 300,000 shares of common stock issuable upon conversion of 50 shares of Series D Preferred owned of record by Mr. Childers.

(16)
Mr. Schafran is a director.  Common stock includes 159,600 shares owned of record by Mr. Schafran and 1,113,900 shares of common stock issuable upon exercise of stock purchase warrants, as well as 660,000 shares of common stock issuable upon conversion of 110 shares of Series D Preferred.

(17)
Mr. Hanlon is a director.  Amount indicated includes 167,635 shares of common stock owned of record by David P. Hanlon Living Trust and 859,000 shares issuable upon exercise of warrants, as well as 690,000 shares of common stock issuable upon conversion of 115 shares of Series D Preferred.

(18)
Mrs. Suckel is a Vice President of the Company, responsible for Sales and Marketing.  Common stock beneficially owned includes 50,000 shares of common stock owned of record by Mrs. Suckel and 475,000 shares issuable upon the exercise of common stock purchase warrants.

(19)
Dr. Bernardi is a director.  Includes 200,000 shares of common stock issuable upon exercise of stock purchase warrants and 1,200,000 shares of common stock issuable upon conversion of 200 shares of Series D Preferred Stock owned of record by Dr. Bernardi’s wife.

(20)	Mr. Klinkhammer is a director. Includes 200,000 shares of common stock issuable upon exercise of stock purchase warrants.

(21)	Duplicate entries have been eliminated.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Transactions

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements. Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Related-Party Line of Credit

As of September 30, 2009, we owed $76,022 under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, our Chief Executive Officer.  Outstanding amounts on the line of credit accrue interest at 11 percent per annum and were due upon demand.  During the fiscal year ended September 30, 2009, the net decrease under this line of credit was $466,782. This decrease consisted of cash repayments of $739,063 offset, in part, by $272,281 of expenses owed to ADP Management that are reimbursable by us.

During the fiscal year ended September 30, 2010, the interest rate increased from 11 percent to 16 percent on the line-of-credit.  The decrease in the balance consisted of net cash repayments of $729,009 offset, in part, by $652,987 of expenses owed to ADP Management that are reimbursable by us.

Related-Party Notes Payable

Note #1.  In November 2008, we borrowed $1,000,000 from Mr. Derrick, our Chief Executive Officer.  The unsecured note payable accrues interest at 15 percent and was due and payable upon our receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  We paid to Mr. Derrick a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February 2009, Mr. Derrick loaned us an additional $500,000 resulting in a total of $1,500,000 due to Mr. Derrick.  We agreed with Mr. Derrick to extend the due date of the full obligation to February 26, 2010.  As of September 30, 2009, we owed $1,500,000 plus $12,197 in accrued interest to Mr. Derrick. On January 13, 2010, Mr. Derrick converted the note of $1,500,000 into 1,500 shares of Series D Preferred stock.

Note #2.  Effective March 1, 2010, we purchased the remaining 49 percent ownership of Court Programs.  We paid $100,000 in cash and entered into an unsecured note payable of $200,000 due in four equal installments of $50,000 each on July 15, 2010, October 15, 2010, January 15, 2011, and April 15, 2011, together with interest on any unpaid amounts at 8 percent per annum.  As of September 30, 2010 and 2009, we owed $150,000 and $0 in principal plus $9,181 and $0, respectively, in accrued interest under this note, which is payable to the former principal of Court Programs, Inc.

Note #3.  We entered into a promissory note on March 16, 2010 with Mr. Derrick for $500,000, accruing interest at a rate of 12 percent per annum or a one percent origination fee of $5,000, whichever is greater, maturing on April 15, 2010. On April 1, 2010, we paid off the promissory note for $505,000 in outstanding principal and accrued interest resulting in an effective interest rate of 21.5 percent per annum.

Note #4.  On June 24, 2010, we entered into an agreement with ADP Management whereby ADP Management agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL™ IIe devices and to provide us additional working capital.  We agreed to pay a 10 percent origination fee to ADP Management for money loaned and/or invested (for a maximum of $500,000) payable in shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock).  As of September 30, 2010, ADP Management loaned and/or assisted in facilitating $3,443,700 of financing to us resulting in $344,370 in origination fees in connection with the agreement.

All amounts loaned pursuant to this agreement bear interest at a rate of 16 perfect per annum.  Interest is payable quarterly to ADP Management and may be paid in shares of Series D Preferred stock ($600 per share rate, effective conversion rate of $0.10 per share of common stock). The loan matures on July 1, 2011.  Additionally, ADP Management has the option to convert the outstanding balance and any unpaid interest into shares of Series D Preferred stock ($600 per share rate, effective conversion rate of $0.10 per share of common stock).  During the fiscal year ended September 30, 2010, we recorded $124,642 as interest expense to account for a beneficial conversion feature in connection with the agreement.

Foreclosure Liability

In July 2009, we entered into a promissory note with an unrelated entity in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15 percent per annum paid quarterly.  As additional consideration for the loan to settle a registration rights dispute, the Company granted the lender 8,000,000 shares of common.  Additionally, a related-party entity, ADP Management, collateralized this note with 5,000,000 shares of our common stock it owns. In August 2009, we failed to register the 8,000,000 shares of common stock within 30 days of entering into the agreement, resulting in the lender foreclosing on the 5,000,000 shares of common stock held as collateral. As of September 30, 2009, we accrued $775,000, as a “foreclosure liability” to record the obligation to repay the 5,000,000 shares of common stock to ADP Management. On January 13, 2010, we issued 833 shares of Series D Preferred stock to ADP Management in full satisfaction of $775,000 that we had accrued on this liability.  As of September 30, 2010, there was no outstanding foreclosure liability.

Related-Party Series A 15% Debenture

On May 1, 2009, we issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an officer of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received one-year warrants to purchase 2,200,000 shares of common stock at an exercise price of $0.25 per share, valued at $43,926. On January 13, 2010, the entity converted the $250,000 debenture into 250 shares of Series D Preferred stock.  As of September 30, 2010 and 2009, we owed $0 and $250,000 in principal plus $1,381 and $9,452 in accrued interest, respectively.

Consulting Arrangements

We agreed to pay consulting fees to ADP Management for assisting us to develop our new business direction and business plan and to provide introductions to strategic technical and financial partners.  Under the terms of this agreement, ADP Management was paid a consulting fee of $20,000 per month and we agreed to reimburse the expenses incurred by ADP Management in the course of performing services under the consulting arrangement.

The ADP Management agreement also requires ADP Management to pay the salary of Mr. Derrick as our Chief Executive Officer and Chairman of our Board of Directors.  The Board of Directors, which at the time did not include Mr. Derrick, approved both of these arrangements.

During the fiscal year ended September 30, 2008, we issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP Management.  Effective July 1, 2010, the Board of Directors and ADP Management mutually agreed that the 1,000,000 shares of common stock previously issued would be returned and cancelled resulting in no prior obligation outstanding, but we would accrue $20,000 per month going forward to pay Mr. Derrick’s base salary.  Even though ADP Management received no monetary compensation in connection with these shares, since the shares were returned and cancelled, we recorded $180,000 and $240,000 of expense associated with the issuance of these shares during each of the fiscal years ended September 30, 2010 and 2009. In effect, Mr. Derrick’s actual compensation paid in cash was $0 for the past two years.

Director Independence

As of the date of this report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we have undertaken to appoint five individuals to our Board of Directors, Messrs. Bernardi, Childers, Hanlon, Klinkhammer and Schafran, who are independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, none of these directors:

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

•
is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell, P.C. for fiscal years 2010 and 2009 totaled approximately $158,000 and $168,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell, P.C.  had not provided any consulting services (including tax consulting and compliance services or any financial information systems design and implementation services) to us in fiscal years 2010 and 2009.   Subsequent to year end, Hansen Barnett & Maxwell, P.C. was engaged to perform tax compliance services for the Company.

        The Audit Committee of the Board of Directors considered and authorized all services provided by Hansen Barnett & Maxwell, P.C.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal 2010 by Hansen Barnett & Maxwell, P.C. was compatible with maintaining Hansen Barnett & Maxwell, P.C.’s independence.

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

We have reviewed and discussed with management our audited financial statements as of and for the fiscal year ended September 30, 2010.

We have discussed with our independent registered public accountant, Hansen Barnett & Maxwell, P.C., the matters that are required to be discussed by U.S. Auditing Standards as established by the Auditing Standards Board of the American Institute of Certified Public Accountants, which includes a review of the findings of the independent registered public accountant during its examination of our financial statements.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Larry Schafran, Chair David Hanlon

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2.  Financial Statement Schedules.    [Included in the Consolidated Financial Statements or Notes thereto.]

3. Exhibits.    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Title of Document

3(i)(1)	Articles of Incorporation (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
3(i)(2)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(3)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(4)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002).Certificate of
3(i)(5)	Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of SecureAlert, Inc. (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(6)	Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock of SecureAlert, Inc. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on March 24, 2006).
3(i)(7)	Articles of Amendment to Articles of Incorporation filed July 12, 2006 (previously filed as exhibits to our current report on Form 8-K filed July 18, 2006, and incorporated herein by reference).
3(i)(8)	Articles of Amendment to the Fourth Amended and Restated Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).
3(i)(9)	Articles of Amendment to the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).
3(i)(10)	Articles of Amendment to the Articles of Incorporation and Certificate of Amendment to the Designation of Rights and Preferences Related to Series D 8% Convertible Preferred Stock of SecureAlert, Inc

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997) .
4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).
10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
10.06	Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to our quarterly report on Form 10-QSB for the quarter ended December 31, 2001).
10.07	Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2003)
10.08	Security Agreement between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).
10.09	Promissory Note between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).
10.10	Common Stock Purchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to our current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).
10.11	Change in Terms Agreement between Citizen National Bank and the Company (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2006)
10.12	Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed on Form 8-K in November 2006).
10.13	Common Stock Purchase Warrant between the Company and VATAS Holding GmbH dated November 9, 2006 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).
10.14	Settlement Agreement and Mutual Release between the Company and Michael Sibbett and HGR Enterprises, LLC, dated as of February 1, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).
10.15	Distributor Sales, Service and License Agreement between the Company and Seguridad Satelital Vehicular S.A. de C.V., dated as of February 5, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).
10.16	Distributor Agreement between the Company and QuestGuard, dated as May 31, 2007. Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).
10.17	Stock Purchase Agreement between the Company and Midwest Monitoring & Surveillance, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2007, filed in January 2008).
10.18	Stock Purchase Agreement between the Company and Court Programs, Inc., Court Programs of Florida Inc., and Court Programs of Northern Florida, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2007, filed in January 2008).
10.19
Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.20	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.21	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.22	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.23	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.24	Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.25	Distribution and License Agreement between euromicron AG, a German corporation, and the Company, dated May 28, 2009 (previously filed as Exhibit on Form 10-Q for the nine months ended June 30, 2009, filed in August 2009).
10.26	Agreement for Monitoring & Associated Services among I.C.S. of the Bahamas Co., Ltd., SecureAlert, Inc., International Surveillance Services Corp and The Ministry of National Security, dated November 19, 2010 (previously filed on Form 8-K in November 2010).
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureAlert, Inc.

By:	/s/ David G. Derrick
David G. Derrick, Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Derrick__________ David G. Derrick	Chief Executive Officer (Principal Executive Officer) and Director	December 29, 2010

/s/ Chad D. Olsen____________ Chad D. Olsen	Chief Financial Officer, Controller and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	December 29, 2010

/s/ John L. Hastings, III_______ John L. Hastings, III	President, Chief Operating Officer, and Director	December 29, 2010

/s/ Larry G. Schafran_________ Larry G. Schafran	Director	December 29, 2010

/s/ Edgar Bernardi___________ Edgar Bernardi	Director	December 29, 2010

/s/ Robert E. Childers________ Robert E. Childers	Director	December 29, 2010

/s/ David P. Hanlon__________ David P. Hanlon	Director	December 29, 2010
/s/ Rene Klinkhammer_______ Rene Klinkhammer	Director	December 29, 2010

SecureAlert, Inc. (formerly RemoteMDx, Inc.)
Consolidated Financial Statements
September 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SecureAlert, Inc. (formerly RemoteMDx, Inc.)

We have audited the accompanying consolidated balance sheets of SecureAlert, Inc. and Subsidiaries (collectively the Company) as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureAlert, Inc. as of September 30, 2010 and 2009, and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses, negative cash flows from operating activities and has an accumulated deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests effective October 1, 2008.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
December 28, 2010

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND 2009

Assets	2010	2009
Current assets
Cash	$1,126,232	$602,321
Accounts receivable, net of allowance for doubtful accounts of $366,800 and $266,000, respectively	1,339,513	1,441,648
Prepaid expenses and other	791,986	275,390
Inventory, net of reserves of $47,118 and $83,092, respectively	345,529	603,329
Total current assets	3,603,260	2,922,688
Property and equipment, net of accumulated depreciation of $2,235,683 and $2,525,180, respectively	1,485,322	1,313,306
Monitoring equipment, net of accumulated depreciation of $2,788,309 and $2,944,197, respectively	1,683,356	1,316,493
Goodwill	3,910,063	2,468,081
Intangible assets, net of amortization of $274,159 and $126,655, respectively	398,842	496,346
Other assets	107,618	76,675
Total assets	$11,188,461	$8,593,589

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$1,000,000	$252,600
Accounts payable	2,059,896	2,339,786
Accrued liabilities	1,904,295	3,506,680
Dividends payable	555,110	-
Deferred revenue	80,890	56,858
Related-party note payable and line of credit	150,000	1,576,022
SecureAlert Monitoring Series A Preferred stock redemption obligation	114,032	3,148,943
Derivative liability (Note 10)	-	1,219,426
Promissory notes payable, net of debt discount of $0 and $41,556, respectively	-	2,008,444
Senior secured note payable, net of debt discount of $0 and $529,109, respectively	-	2,890,522
Current portion of Series A 15% debentures, net of debt discount of $0 and $1,272,189, respectively	-	2,127,811
Current portion of long-term debt	1,133,969	272,493
Total current liabilities	6,998,192	19,399,585
Series A 15% debentures net of current portion, net of debt discount of $0 and $549,531, respectively	-	557,219
Long-term debt, net of current portion, net of debt discount of $0 and $525,665, respectively	1,060,418	1,009,606
Total liabilities	8,058,610	20,966,410

Stockholders’ equity (deficit):
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 50,000 shares designated; 35,407 and zero shares outstanding, respectively (aggregate liquidation preference of $23,009,086)	4	-
Common stock, $0.0001 par value: 600,000,000 shares authorized; 280,023,255 and 210,365,988 shares outstanding, respectively	28,002	21,037
Additional paid-in capital	222,501,863	193,371,638
Subscription receivable	(50,000)	-
Accumulated deficit	(219,164,945)	(205,380,903)
Total SecureAlert, Inc. stockholders’ equity (deficit)	3,314,924	(11,988,228)
Non-controlling interest	(185,073)	(384,593)
Total equity (deficit)	3,129,851	(12,372,821)
Total liabilities and stockholders’ equity	$11,188,461	$8,593,589

See accompanying notes to consolidated financial statements.

 SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Revenues:
Products	$371,214	$570,749
Monitoring services	12,079,757	12,055,159
Total revenues	12,450,971	12,625,908

Cost of revenues:
Products	45,131	275,688
Monitoring services	6,933,843	9,862,925
Impairment of monitoring equipment and parts (Note 2)	590,801	2,319,530
Total cost of revenues	7,569,775	12,458,143

Gross profit	4,881,196	167,765

Operating expenses:
Selling, general and administrative (including $1,269,427 and $3,315,716, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	12,126,413	16,540,645
Research and development	1,483,385	1,777,873
Settlement expense	1,150,000	-
Impairment of goodwill (Note 2)	204,735	2,804,580

Loss from operations	(10,083,337)	(20,955,333)

Other income (expense):
Loss on disposal of equipment	(41,597)	-
Redemption of SecureAlert Monitoring Series A Preferred	(19,095)	95,816
Interest income	23,139	18,187
Interest expense (including $3,087,744 and $2,695,759, respectively, paid in stock, stock options / warrants, or as a result of amortization of debt discount)	(4,146,459)	(5,012,803)
Derivative valuation gain (Note 10)	200,534	1,867,007
Other income (expense), net	147,206	905,626
Net loss	(13,919,609)	(23,081,500)
Net loss attributable to non-controlling interest	135,567	142,955
Net loss attributable to SecureAlert, Inc.	(13,784,042)	(22,938,545)
Dividends on Series A and D Preferred stock	(1,494,481)	(175)
Net loss attributable SecureAlert, Inc. to common stockholders	$(15,278,523)	$(22,938,720)
Net loss per common, basic and diluted	$(0.07)	$(0.13)
Weighted average common shares outstanding, basic and diluted	227,321,000	182,188,000

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2010

Preferred Stock
	Series A		Series B		Series D
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of October 1, 2008 as previously stated	19	$1	10,999	$1	-	$-

Cumulative effect of change in accounting principle	-	-	-	-	-	-

Balance as of October 1, 2008 as adjusted	19	1	10,999	$1	-	-

Issuance of common stock for:
Conversion of Series A Preferred stock	(19)	(1)	-	-	-	-
Conversion of Series B Preferred stock	-	-	(10,999)	(1)	-	-
Settlement of lawsuits	-	-	-	-	-	-
Related issuances of debt	-	-	-	-	-	-
Services	-	-	-	-	-	-
Cash	-	-	-	-	-	-
Acquisition of subsidiaries	-	-	-	-	-	-
Acquisition extension	-	-	-	-	-	-

Issuance of warrants for:
Related issuances of debt	-	-	-	-	-	-
Services	-	-	-	-	-	-
Acquisition of subsidiary	-	-	-	-	-	-

Amortization of deferred consulting:	-	-	-	-	-	-

Amortization of financing costs	-	-	-	-	-	-

Beneficial conversion feature recorded as interest expense	-	-	-	-	-	-

Forgiveness of debt from related party	-	-	-	-	-	-

Issuance of SecureAlert Series A Preferred stock for accrued dividends	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance as of September 30, 2009	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2010

	Common Stock		Additional
			Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance as of October 1, 2008 as previously stated	155,881,260	$15,588	$182,704,412	$(182,683,996)	$-	36,006

Cumulative effect of change in accounting principle	-	-	-	241,638	(241,638)	-

Balance as of October 1, 2008 as adjusted	155,881,260	15,588	182,704,412	(182,442,358)	(241,638)	36,006

Issuance of common stock for:
Conversion of Series A Preferred stock	9,306	1	-	-	-	-
Conversion of Series B Preferred stock	10,999	1	-	-	-	-
Settlement of lawsuits	5,400,000	540	1,029,460	-	-	1,030,000
Related issuances of debt	25,953,016	2,595	1,629,955	-	-	1,632,550
Services	2,254,121	226	728,648	-	-	728,874
Cash	17,850,000	1,785	3,248,215	-	-	3,250,000
Acquisition of subsidiaries	2,857,286	286	656,890	-	-	657,176
Acquisition extension	150,000	15	19,485	-	-	19,500

Issuance of warrants for:
Related issuances of debt	-	-	96,844	-	-	96,844
Services	-	-	345,839	-	-	345,839
Acquisition of subsidiary	-	-	114,383	-	-	114,383

Amortization of deferred consulting:	-	-	1,930,678	-	-	1,930,678

Amortization of financing costs	-	-	665,255	-	-	665,255

Beneficial conversion feature recorded as interest expense	-	-	122,727	-	-	122,727

Forgiveness of debt from related party	-	-	79,022	-	-	79,022

Issuance of SecureAlert Series A Preferred stock for accrued dividends	-	-	(175)	-	-	(175)

Net loss	-	-	-	(22,938,545)	(142,955)	(23,081,500)

Balance as of September 30, 2009	210,365,988	$21,037	$193,371,638	$(205,380,903)	$(384,593)	$(12,372,821)

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2010

Preferred Stock
	Series A		Series B		Series D
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of October 1, 2009	-	$-	-	$-	-	$-

Issuance of common stock for:
Conversion of Series D Preferred stock	-	-	-	-	(9,534)	(1)
Services	-	-	-	-	-	-
Acquisition of subsidiaries	-	-	-	-	-	-
Dividends from SMI Series A Preferred stock	-	-	-	-	-	-
Dividends from Series D Preferred stock	-	-	-	-	-	-
Cancellation of shares	-	-	-	-	-	-

Issuance of warrants for services	-	-	-	-	-	-

Amortization of deferred consulting:	-	-	-	-	-	-

Beneficial conversion feature recorded as interest expense	-	-	-	-	-	-

Series D Preferred dividends	-	-	-	-	-	-

Conversion effect on derivative liability	-	-	-	-	-	-

Issuance of Series D Preferred stock for conversion of debt, accrued liabilities and interest	-	-	-	-	17,174	2

Issuance of Series D Preferred stock for cash	-	-	-	-	27,767	3

Net loss	-	-	-	-	-	-

Balance as of September 30, 2010	-	$-	-	$-	35,407	$4

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2010

				Preferred
	Common Stock		Additional	Stock
			Paid-in	Subscription	Accumulated	Non-Controlling
	Shares	Amount	Capital	Receivable	Deficit	Interest	Total
Balance as of October 1, 2009	210,365,988	$21,037	$193,371,638	$-	$(205,380,903)	$(384,593)	$(12,372,821)

Issuance of common stock for:
Conversion of Series D Preferred stock	57,204,000	5,720	(5,719)	-	-	-	-
Services	250,000	25	27,475	-	-	-	27,500
Acquisition of subsidiaries	150,000	15	17,985	-	-	335,087	353,087
Dividends from SMI Series A Preferred stock	5,434,143	543	642,023	-	-	-	642,566
Dividends from Series D Preferred stock	7,619,124	762	938,609	-	-	-	939,371
Cancellation of shares	(1,000,000)	(100)	100	-	-	-	-

Issuance of warrants for services	-	-	505,429	-	-	-	505,429

Amortization of deferred consulting:	-	-	736,498	-	-	-	736,498

Beneficial conversion feature recorded as interest expense	-	-	144,184	-	-	-	144,184

Series D Preferred dividends	-	-	(1,494,481)	-	-	-	(1,494,481)

Conversion effect on derivative liability	-	-	1,018,892	-	-	-	1,018,892

Issuance of Series D Preferred stock for conversion of debt, accrued liabilities and interest	-	-	16,910,382	-	-	-	16,910,384

Issuance of Series D Preferred stock for cash	-	-	9,688,848	(50,000)	-	-	9,638,851

Net loss	-	-	-	-	(13,784,042)	(135,567)	(13,919,609)

Balance as of September 30, 2010	280,023,255	$28,002	$222,501,863	$(50,000)	$(219,164,945)	$(185,073)	$3,129,851

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net Loss	$(13,919,609)	$(23,081,500)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,436,876	2,087,949
Amortization of debt discount	2,918,050	2,030,504
Amortization of deferred consulting	736,498	2,595,933
Beneficial conversion feature recorded as interest expense	144,184	-
Common stock issued for services	27,500	728,876
Common stock issued to settle lawsuit	-	261,521
Common stock issued for acquisition option extension cost	-	19,500
Common stock issued in connection with debt	25,510	-
Derivative liability valuation	(200,534)	(1,867,007)
Impairment of goodwill	204,735	2,804,580
Impairment of monitoring equipment and parts	590,801	2,319,530
Increases in related-party line of credit for services	652,987	272,281
Loss on disposal of equipment	41,597	-
Redemption of SecureAlert Monitoring Series A Preferred stock	19,095	(95,816)
Settlement expense	1,150,000	-
Stock options and warrants issued and re-priced for services	505,429	345,838
Change in assets and liabilities:
Accounts receivable, net	102,135	(23,490)
Deposit held in escrow	-	500,000
Inventories	183,195	-
Prepaid expenses and other assets	(511,539)	(25,212)
Accounts payable	(279,890)	745,630
Accrued expenses	263,161	1,824,042
Deferred revenue	24,032	35,515
Net cash used in operating activities	(5,885,787)	(8,521,326)

Cash flow from investing activities:
Purchase of property and equipment	(394,630)	(380,647)
Disposal of property and equipment	-	16,577
Purchase of monitoring equipment and parts	(1,834,173)	(1,312,397)
Disposal of monitoring equipment	105,803	-
Net cash used in investing activities	(2,123,000)	(1,676,467)

Cash flow from financing activities:
Payments on related-party line of credit	(729,009)	(739,063)
Borrowings on related-party notes payable	500,000	680,229
Payments on related-party notes payable	(550,000)	-
Proceeds in bank line of credit borrowings	2,345,996	388,593
Payments on bank line of credit	(1,598,596)	-
Proceeds from notes payable	4,250	1,055,889
Payments on notes payable	(953,794)	(1,115,237)
Payments on notes payable related to acquisitions	(100,000)	-
Proceeds from sale of common stock	-	3,250,000
Proceeds from the issuance of Series A 15% debentures	-	4,496,750
Payments on Series A 15% Debentures	(25,000)	-
Net proceeds from issuance of Series D Convertible Preferred stock	9,638,851	-
Net cash provided by financing activities	8,532,698	8,017,161
Net increase (decrease) in cash	523,911	(2,180,632)
Cash, beginning of year	602,321	2,782,953
Cash, end of year	$1,126,232	$602,321

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

Cash paid for interest	$911,997	$1,963,200

Supplemental schedule of non-cash investing and financing activities:

Issuance of zero and 9,306 common shares, respectively, in exchange for zero and 19 shares of Series A Preferred stock, respectively	$-	$1

Issuance of zero and 10,999 common shares, respectively, in exchange for zero and 10,999 shares of Series B Preferred stock, respectively	-	1

Issuance of 57,204,000 and zero common shares, respectively, in exchange for 9,534 and zero shares of Series D Convertible Preferred stock, respectively	5,720	-

Issuance of 5,434,143 and zero common shares, respectively for payment of SecureAlert Monitoring, Inc. Series A Preferred stock contingency payments	642,566	-

Issuance of 7,619,124 and zero common shares, respectively for Series D Convertible Preferred dividends	939,371	-

Issuance of 150,000 and zero shares of common stock to purchase an additional 2.145% ownership of Midwest Monitoring & Surveillance, Inc.	18,000	-

Issuance of zero and 2,000,000 common shares, respectively for deferred consulting services and financing services	-	338,000

Issuance of common stock and stock options to acquire the assets and liabilities of Bishop Rock Software	-	856,522

Issuance of common stock to settle accounts payables	-	550,000

Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	16,910,384	-

Issuance of 3,775,000 and 213,500 stock options, respectively, for consulting services	413,423	46,667

Issuance of 7,487,286 and zero stock options, respectively, issued to employees for services	594,990	-

Series A and D Preferred stock dividends	1,494,481	175

Cancellation of 1,000,000 and 1,750,000 shares of common stock, respectively	100	175

Beneficial conversion feature recorded	-	122,727

Conversion effect on derivative liability	1,018,892	-

Patent acquired through accrued liability	50,000	-

Stock issued in connection with debt	-	1,739,393

Subscription receivable issued for Series D Preferred stock	50,000	-

Note payable issued to acquire remaining shares of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	1,049,631	-
See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Non-controlling interest assumed through acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	335,087	-

Accrued liabilities issued for Midwest Monitoring & Surveillance ownership	144,000	-

Acquisition of property and equipment through issuance of note payable	269,037	38,991

Acquisition of monitoring equipment through issuance of note payable	30,000	2,887,987

Debt issued to settle line of credit	-	3,549,631

Forgiveness of debt from related-party debt	-	79,022

Stock issued to settle related-party note payable and accrued interest	-	218,479

Reclassification of monitoring equipment to inventory from recovery of parts	-	1,450,803

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

SecureAlert, Inc. (formerly RemoteMDx, Inc.) and subsidiaries (collectively, the “Company”) markets, monitors and leases TrackerPAL™ and ReliaTrackTM devices.  The TrackerPAL™ and ReliaTrackTM devices are used to monitor convicted offenders that are on probation or parole in the criminal justice system.  The TrackerPAL™ and ReliaTrackTM devices utilize GPS and cellular technologies in conjunction with a monitoring center that is staffed 365 days a year.  The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  The TrackerPAL™ and ReliaTrackTM devices are targeted to meet the needs of this market domestically as well as internationally.

Going Concern

The Company has incurred recurring net losses and negative cash flows from operating activities for the fiscal years ended September 30, 2010 and 2009.  In addition, the Company has accumulated deficits of $219,164,945 and $205,380,903 as of September 30, 2010 and 2009, respectively. Despite having two consecutive years of improvement in gross profit, operating loss and net loss, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to continue as a going concern, it must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the issuance of preferred stock and expanding its market for its ReliaTrackTM portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SecureAlert, Inc. (formerly RemoteMDx, Inc.) and its subsidiaries, SecureAlert Monitoring, Inc., Midwest Monitoring & Surveillance, Inc., Bishop Rock Software, Inc., Court Programs, Inc., Court Programs of Illinois, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Florida, Inc. (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

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

No customer represented more than 10% of the Company’s total revenues for the fiscal year ended September 30, 2010 or 2009.

One customer accounted for $185,752 (11%) of the Company’s total accounts receivable for the fiscal year ended September 30, 2010.  No customer represented more than 10% of the Company’s total accounts receivable for the fiscal year ended September 30, 2009.

Cash Equivalents

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash equivalents consist of investments with original maturities to the Company of three months or less.  The Company had $395,911 and $15,670 of cash deposits in excess of federally insured limits as of September 30, 2010 and 2009, respectively.

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

Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.  The Company impaired its inventory by $74,607 and $0 during the fiscal years ended September 30, 2010 and 2009, respectively.

Inventory consists of products that are available for sale and raw materials used in the manufacturing of TrackerPAL™ and ReliaTrackTM devices.  Completed TrackerPAL™ and ReliaTrackTM devices are reflected in Monitoring Equipment.  As of September 30, 2010 and 2009, respectively, inventory consisted of the following:

	2010	2009
Raw materials	$392,647	$686,421
Reserve for damaged or obsolete inventory	(47,118)	(83,092)
Total inventory, net of reserves	$345,529	$603,329

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

Property and equipment consisted of the following as of September 30, 2010 and 2009, respectively:

	2010	2009
Equipment, software, tooling, and other fixed assets	$2,595,797	$2,742,537
Automobiles	334,917	305,658
Building	377,555	377,555
Leasehold improvements	127,912	127,912
Furniture and fixtures	284,824	284,824
Total property and equipment	3,721,005	3,838,486
Accumulated depreciation	(2,235,683)	(2,525,180)
Property and equipment, net of accumulated depreciation	$1,485,322	$1,313,306

As of September 30, 2010 and 2009, $249,536 and $0 of assets included in the property and equipment, respectively, have not been put into use and were not depreciated.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2010 and 2009, the Company disposed of net property and equipment of $41,597 and $16,577, respectively.

Depreciation expense for the fiscal years ended September 30, 2010 and 2009 was $414,056 and $677,016, respectively.

Monitoring Equipment

Monitoring equipment as of September 30, 2010 and 2009 is as follows:

	2010	2009
Monitoring equipment	$4,471,665	$4,260,690
Less accumulated depreciation	(2,788,309)	(2,944,197)
Monitoring Equipment, net	$1,683,356	$1,316,493

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the fiscal years ended September 30, 2010 and 2009 was $875,312 and $1,300,783, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the fiscal years ended September 30, 2010 and 2009, the Company disposed of lease monitoring equipment and parts of $621,997 and $2,319,530, respectively.  Included in the equipment disposals were impairments of $516,194 and $2,319,530 incurred during the fiscal years ended September 30, 2010 and 2009, respectively.  These impairment costs were included in cost of revenues.

Impairment of Long-Lived Assets and Goodwill

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  As of September 30, 2010 and 2009, the Company impaired goodwill from Court Programs, Inc. by $204,735 and $0, Midwest Monitoring & Surveillance, Inc. by $0 and $2,343,753 and from Bishop Rock Software, Inc. by $0 and $460,827 for a total impairment expense of $204,735 and $2,804,580, respectively.

Revenue Recognition

The Company’s revenue has historically been from two sources: (i) monitoring services; and (ii) monitoring device and other product sales.

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

The Company typically leases its devices under one-year contracts with customers that opt to use the Company’s monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or 7 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Monitoring Device Product Sales
Although not the focus of the Company’s business model, the Company sells its monitoring devices in certain situations. In addition, the Company sells home security and Personal Emergency Response Systems (“PERS”) units.  The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL™ and ReliaTrackTM devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements
The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, the Company considers whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  In accordance with FASB ASC subtopic addressing multiple deliverables, if the fair value of the undelivered element exists, but the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, as applied to these particular transactions, the fair value of the undelivered element (the monitoring services) is deferred and the remaining portion of the arrangement (the sale of the device) is recognized as revenue when the device is delivered and all other revenue recognition criteria are met.

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

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures in 2010 and 2009 were for the development of SecureAlert’s TrackerPAL™ and ReliaTrackTM device and associated services. For the fiscal years ended September 30, 2010 and 2009, research and development expenses were $1,483,385 and $1,777,873, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the fiscal years ended September 30, 2010, and 2009, was $87,567 and $76,793, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2010 and 2009, there were 268,783,361 and 75,789,348 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued a new accounting standard that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interests, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted this new standard on October 1, 2009. Upon adoption, $241,638 of non-controlling interest was reclassified to a separate component of total equity within the company's consolidated balance sheets.

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

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company adopted this guidance as of April 1, 2010 which did not significantly impact its results of operations and financial position as of September 30, 2010.

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

In February 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The Company adopted this guidance as of March 31, 2010 which did not significantly impact the Company’s results of operations and financial position.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28,  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other  (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2011 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on its consolidated financial statements.

(3)	Acquisitions, Goodwill and Other Intangible Assets

As of September 30, 2010, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and Bishop Rock Software.  The Company has also entered into a license agreement related to the use of certain patents. The following table summarizes the activity and balance of goodwill for the fiscal years ended September 30, 2009 and 2010:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Total
Balance as of September 30, 2008	$3,603,748	$1,208,086	$4,811,834
Impairment	(2,343,753)	-	(2,343,753)
Balance as of September 30, 2009	1,259,995	1,208,086	2,468,081
Purchase of remaining 49% ownership of Court Programs, Inc.	-	1,484,717	1,484,717
Purchase option extension for the remaining 46.855% ownership of Midwest Monitoring & Surveillance	162,000	-	162,000
Impairment	-	(204,735)	(204,735)
Balance as of September 30, 2010	$1,421,995	$2,488,068	$3,910,063

The following table summarizes the classification of the intangibles and goodwill as of September 30, 2010:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	Total
Goodwill	$1,421,995	$2,488,068	$-	$-	$3,910,063
Other Intangible Assets
Trade name	120,000	99,000	10,000	-	229,000
Software	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	6,000
Patent license agreement	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	8,000
Total Other Intangible Assets	122,000	111,000	390,001	50,000	673,001
Accumulated other intangible asset amortization	(24,667)	(28,100)	(217,688)	(3,704)	(274,159)
Total goodwill and other intangible assets, net of amortization	$1,519,328	$2,570,968	$172,313	$46,296	$4,308,905

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2010:

Fiscal Year	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	Total

2011	$8,000	$7,800	$127,334	$5,556	$148,690
2012	8,000	7,800	37,452	5,556	58,808
2013	8,000	6,800	667	5,556	21,023
2014	8,000	6,600	667	5,556	20,823
2015	8,000	6,600	667	5,556	20,823
Thereafter	57,333	47,300	5,526	18,516	128,675

Total	$97,333	$82,900	$172,313	$46,296	$398,842

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

The Company recorded $8,167 of amortization expense for Midwest intangible assets during the fiscal year ended September 30, 2010 resulting in a total accumulated amortization of $24,667 and net other intangible assets of $97,333.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”).  Similar to the Company’s operations prior to the acquisition of interest, Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The Company acquired Court Programs to utilize its preexisting business relationships to gain more market share and expand available service offerings.  Consideration for the purchase of 51% of Court Programs was $1,527,743, it comprised of a note payable of $300,000, shares of common stock valued at $847,500 (212,000 shares valued at approximately $4.00 per share), transaction costs of $45,324, and long-term liabilities assumed of $334,919.

Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. Consideration for the remaining ownership of Court Programs consisted of the following: $100,000 in cash, a note payable of $200,000, a note payable for $849,631 which was subsequently exchanged for 850 shares of the Company’s Series D Preferred stock (see Note 8), and $335,087 of assumption of non-controlling interest.  Non-controlling interest is calculated by allocating the total stockholders’ equity for Court Programs to its non-controlling owners according to their percentage of ownership.

The total consideration of $3,012,461 less the tangible assets acquired of $208,658 resulted in an excess over net book value of $2,692,803 of goodwill and $111,000 of other intangible assets. In March 2010, the Company recorded $204,735 of impairment of goodwill resulting in a net goodwill of $2,488,068, as noted in the table above.  The Company recorded $8,300 of amortization expense on intangible assets for Court Programs during the fiscal year ended September 30, 2010 resulting in a total accumulated amortization of $28,100 and net other intangible assets of $82,900.  Included in the consolidated statements of operations for the Company for the fiscal years ended September 30, 2009 and 2010, Court Programs contributed $3,086,335 and $3,504,533 of revenue and $110,893 and $749,932 of net loss, respectively.

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, in Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”) for 2,857,286 shares of the Company’s common stock valued at $0.23 per share ($657,176), options to purchase 642,714 shares of the Company’s common stock with an exercise price of $0.09 per share for a value of $114,383 using the Black-Scholes calculation, and $79,268 in debt for a total purchase price of $850,827.  The total consideration of $850,827, less crime-scene correlation software recorded as an asset for $390,001, resulted in goodwill of $460,827.  During the fiscal year ended September 30, 2009, the Company recorded an impairment expense of $460,827, which eliminated the remaining goodwill.

The Company recorded $127,334 of amortization expense on intangible assets for Bishop Rock Software during the fiscal year ended September 30, 2010, resulting in a total accumulated amortization of $217,688 and net intangible assets of $172,313.

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

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance is due by January 29, 2011. The Company recorded $3,704 of amortization expense for the patent during the fiscal year ended September 30, 2010, resulting in a total accumulated amortization of $3,704 and net intangible assets of $46,296.

Supplemental Pro Forma Results of Operations (unaudited)
The following tables present the pro forma results of operations for the fiscal years ended September 30, 2010 and 2009, as though the Midwest, Court Programs, and Bishop Rock Software acquisitions had been completed as of the beginning of each period presented:
	Years Ended September 30,
	2010	2009
Revenues:
Products	$ 371,214	$ 570,749
Monitoring services	12,079,757	12,055,841
Total revenues	12,450,971	12,626,590
Cost of revenues:
Products	(45,131))	(275,688))
Monitoring services	(6,933,843))	(9,862,925))
Impairment of monitoring equipment and parts	(590,801)	(2,319,530)
Total cost of revenues	(7,569,775))	(12,458,143))
Gross margin (deficit)	4,881,196	168,447

Operating expenses:
Selling, general and administrative	(12,126,413))	(16,701,374))
Settlement expense	(1,150,000))	-
Research and development	(1,483,385)	(1,777,873)
Impairment of goodwill	(204,735)	(2,804,580)
Loss from operations	(10,083,337))	(21,115,380))

Other income (expense):
Loss on disposal of equipment	(41,597)	-
Redemption of SecureAlert Monitoring Series A Preferred stock	(19,095)	95,816
Interest income	23,139	18,187
Interest expense	(4,146,459))	(5,012,803))
Derivative valuation gain	200,534	1,867,007
Other income (loss)	147,206	905,626
Net loss	(13,919,609))	(23,241,547))
Net Loss attributable to non-controlling interest	60,050	88,617
Net loss	(13,859,559))	(23,152,930))
Dividends on Preferred stock	(1,494,481)	(175))
Net loss attributable to common stockholders	$ (15,354,040))	$ (23,153,105))
Net loss per common share – basic and diluted	$ (0.07))	$ (0.13))
Weighted average common shares outstanding – basic and diluted	227,246,000	182,063,000

(4)	Bank Line of Credit

During the fiscal year ended September 30, 2009, the Company paid off a $3,600,000 line of credit with a bank that matured on March 1, 2009.  The line of credit was secured by letters of credit for a total of $3,600,000 and SecureAlert’s assets, excluding TrackerPAL™ and ReliaTrackTM products. The letters of credit were provided as collateral by six unrelated parties.  During the fiscal year ended September 30, 2009, the Company and the six unrelated parties mutually agreed to pay off the line of credit by calling upon the letters of credit and converting into a senior secured convertible note. (See Note 8)

The Company established a new line of credit for $1,000,000 with a bank during the fiscal year ended September 30, 2009.  The interest rate is 3.25% and the line of credit matures on September 22, 2011.  In addition to the interest paid to the bank, the Company agreed to pay ADP Management an additional 12.75% of interest totaling $105,385, a 10% loan origination fee of $100,000, and 129 shares of Series D Preferred stock valued at $108,360 for securing the line of credit by pledging certificates of deposit were issued to ADP Management on January 13, 2010. Thus, the total effective interest rate to the Company is 36%.  Interest on the line of credit is due monthly. As of September 30, 2010 and 2009, the Company owed $1,000,000 and $252,600, respectively.  As of September 30, 2010 and 2009, there were $0 and $747,400 of unused line of credit funds available.

(5)	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2010 and 2009:

	2010	2009
Accrued payroll, taxes and employee benefits	$536,501	$561,898
Accrued related-party origination fees	344,370	-
Accrued consulting	304,025	436,054
Accrued interest	219,791	382,424
Accrued warranty and manufacturing costs	138,622	246,622
Accrued outside services	68,730	38,132
Accrued acquisition extension costs	48,000	42,000
Accrued indigent fees	45,434	34,130
Accrued legal and settlement costs	38,111	80,208
Accrued patent liability (see Note 3)	32,550	-
Accrued administration fees	25,000	-
Accrued board of directors fees	25,000	300,000
Accrued cellular costs	6,366	27,144
Accrued research and development costs	2,993	45,000
Accrued foreclosure liability (see Note 6)	-	775,000
Accrued officer compensation	-	492,280
Accrued commissions and other costs	68,802	45,788
Total accrued expenses	$1,904,295	$3,506,680

During the fiscal year ended September 30, 2010, the Company exchanged 1,999 shares of Series D Preferred stock for the conversion of $1,935,799 of accrued expenses.

As of September 30, 2008, the Company accrued for $291,423 of warranty and manufacturing costs associated with TrackerPAL I and II devices. During the fiscal years ended September 30, 2009 and 2010, the Company used $44,801 and $108,000, respectively, resulting in a remaining balance of $246,622 and $138,622 for the fiscal years ended September 30, 2009 and 2010, respectively, to be used in future periods.

(6)           Related Party Transactions

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of September 30, 2009, the Company owed $76,022 under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, the Company’s Chief Executive Officer.  Outstanding amounts on the line of credit accrue interest at 11% per annum and were due upon demand.  During the fiscal year ended September 30, 2009, the net decrease under this line of credit was $466,782. This decrease consisted of cash repayments of $739,063 offset, in part, by $272,281 of expenses owed to ADP Management that are reimbursable by the Company.

During the fiscal year ended September 30, 2010, the interest rate increased from 11% to 16% and the Company paid off the line-of-credit.  The decrease in the balance consisted of net cash repayments of $729,009 offset, in part, by $652,987 of expenses owed to ADP Management that are reimbursable by the Company.

Related-Party Notes Payable

Note #1
In November 2008, the Company borrowed $1,000,000 from Mr. Derrick, the Chief Executive Officer of the Company.  The unsecured note payable accrues interest at 15% and was due and payable upon the Company receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  The Company paid to Mr. Derrick a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February 2009, Mr. Derrick loaned an additional $500,000 to the Company resulting in a total of $1,500,000 due to Mr. Derrick.  The Company and Mr. Derrick agreed to extend the due date of the full obligation to February 26, 2010.  As of September 30, 2009, the Company owed $1,500,000 plus $12,197 in accrued interest to Mr. Derrick. On January 13, 2010, Mr. Derrick converted the note of $1,500,000 into 1,500 shares of Series D Preferred stock.

Note #2
Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000 due in four equal installments of $50,000 each on July 15, 2010, October 15, 2010, January 15, 2011, and April 15, 2011, together with interest on any unpaid amounts at 8% per annum.  As of September 30, 2010 and 2009, the Company owed $150,000 and $0 in principal plus $9,181 and $0, respectively, in accrued interest under this note, which is payable to an employee of the Company (the former principal of Court Programs, Inc.).

Note #3
The Company entered into a promissory note on March 16, 2010 with Mr. Derrick for $500,000 accruing interest at a rate of 12% per annum or a 1% origination fee of $5,000, whichever is greater, maturing on April 15, 2010. On April 1, 2010, the Company paid off the promissory note for $505,000 in outstanding principal and accrued interest resulting in an effective interest rate of 21.5% per annum.

Note #4
On June 24, 2010, the Company and ADP entered into an agreement whereby ADP agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL™ II (e) and ReliaTrackTM devices and to provide additional working capital to the Company.  The Company agreed to pay a 10% origination fee to ADP for money loaned and/or invested (for a maximum of $500,000) payable in shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock).  As of September 30, 2010, ADP Management loaned and/or assisted in facilitating approximately $3,443,700 of financing to the Company resulting in $344,370 in origination fees in connection with the agreement.

All amounts loaned pursuant to this agreement shall bear interest at a rate of 16% per annum.  Interest shall be payable quarterly to ADP in shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock). The loan matures on July 1, 2011.  Additionally, ADP has the option to convert the outstanding balance and any unpaid interest into shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock).  During the fiscal year ended September 30, 2010, the Company recorded $144,184 as interest expense to account for a beneficial conversion feature in connection with the agreement.

Foreclosure Liability

In July 2009, the Company entered into a promissory note with an unrelated entity in the amount of $1,000,000 payable on December 31, 2010.  The note bears interest at a rate of 15% per annum paid quarterly.  As additional consideration for the loan to settle a registration rights dispute, the Company granted the lender 8,000,000 shares of common.  Additionally, a related-party entity, ADP Management, collateralized this note with 5,000,000 shares of the Company’s common stock it owns. In August 2009, the Company defaulted on the loan because it failed to register the 8,000,000 shares of common stock within 30 days of entering into the agreement resulting in the lender foreclosing on the 5,000,000 shares of common stock held as collateral. As of September 30, 2009, the Company accrued $775,000, as a “foreclosure liability” to record the obligation to repay the 5,000,000 shares of common stock to ADP Management. On January 13, 2010, the Company issued 833 shares of Series D Preferred stock to ADP Management in full satisfaction of $775,000 foreclosure liability.  As of September 30, 2010, there was no outstanding foreclosure liability.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an officer of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received one-year warrants to purchase 2,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share, valued at $43,926. On January 13, 2010, the entity converted the $250,000 debenture into 250 shares of Series D Preferred stock.  As of September 30, 2010 and 2009, the Company owed $0 and $250,000 in principal plus $1,381 and $9,452 in accrued interest, respectively.

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

During the fiscal year ended September 30, 2008, the Company issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP Management.  Effective July 1, 2010, the Board of Directors and ADP Management mutually agreed that the 1,000,000 shares of common stock previously issued would be returned and cancelled resulting in no prior obligation outstanding, but the Company would accrue $20,000 per month going forward to pay Mr. Derrick’s base salary.  The Company recorded $180,000 and $240,000 of expense associated with the issuance of these shares during each of the fiscal years ended September 30, 2010 and 2009.

(7)           Convertible Promissory Note

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL™ units.  The note, at the lender’s option, could be converted into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note accrued interest at a rate of 8% per annum and matured on January 15, 2010. Interest was due monthly and the principal was due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount and will be expensed over the life of the note. As of September 30, 2010 and 2009, the outstanding balance due was $0 and $2,050,000 with a remaining debt discount balance of $0 and $41,556, respectively. On January 13, 2010 the holder of the convertible promissory note converted the note, including the principal and accrued interest of $2,148,414 into 2,149 shares of Series D Preferred stock.

(8)           Senior Secured Convertible Notes

During the fiscal year ended September 30, 2009, the Company issued senior secured convertible notes of $3,549,631 to unrelated parties. The proceeds were used to pay off the Company’s line of credit. The interest rate was 15% per annum and the notes matured on March 13, 2010.  Interest was due monthly and the principal was due at maturity.  These notes were convertible into shares of the Company’s common stock at a conversion price of $0.20 per share or into shares of common stock of a subsidiary of the Company at the fair market value of the stock at the conversion date.  The Company determined that the embedded conversion features of the notes were subject to derivative accounting treatment (see Note 10). This resulted in a debt discount valued at $853,166. Additionally, with the issuance of these notes, the Company issued 3,549,630 shares of common stock valued at $226,853 recorded as a debt discount. The value of $1,080,019 recorded as a debt discount is expensed over the life of these notes.  On January 13, 2010, the holders of $2,270,000 of this debt converted the notes into 2,270 shares of Series D Preferred stock and all remaining unamortized debt discount was immediately expensed as interest expense.  On March 12, 2010, a holder exchanged $849,631 of the notes into a promissory note of $849,631 which was converted into 850 shares of Series D Convertible Preferred stock as part of the acquisition of the remaining ownership of Court Programs (see Note 3).  The promissory note required monthly principal payments of $50,000 plus interest at a rate of 12% per annum maturing on July 13, 2011. During July 2010, the Company paid off the outstanding balance of $150,000 and accrued interest of $20,891 for total cash payments of $170,891.  As of September 30, 2010 and 2009, the outstanding balance of the Senior Secured Convertible Notes was $0 and $3,419,631 with a remaining debt discount balance of $0 and $529,109, respectively.

(9)	Series A 15% Debentures

During the fiscal year ended September 30, 2009, the Company received $4,400,000 in cash from the issuance of Series A 15% debentures. Additionally, the Company issued debentures to a consultant in the principal amount of $106,750 for services rendered to the Company.  As of September 30, 2010 and 2009, the total outstanding balance of the debentures was $0 and $4,506,750, respectively.  The debentures earned interest at a rate of 15% interest per annum, with interest due quarterly and principal due at maturity 18 months after issuance.  In addition, for every $1 invested in the debenture the holder received one share of the Company’s common stock.  At the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share. The Company determined that the embedded conversion features of the debentures were subject to derivative accounting treatment (see Note 10). This resulted in a debt discount valued at $3,130,423.  Additionally, with the issuance of these debentures, the Company issued 4,506,750 shares of common stock valued at $265,982 and 2,200,000 warrants valued at $43,926 recorded as a debt discount. The shares and options were valued upon an allocation on a prorated basis between the debt and equity instruments issued to the debenture holders and the debt discount was expensed over the life of the debentures.

In September 2008, the Company sold 4,077,219 shares of common stock at $0.75 per share to an investor.  Shortly following the transaction, the market price of the Company’s common stock fell to approximately $0.20 per share. The Company agreed upon the investor’s investment of an additional $3,000,000 (included in the $4,506,750 discussed in the paragraph above) in the Series A 15% debenture that the Company would issue 9,796,636 additional shares of its common stock to the investor.  Furthermore, the Company agreed to re-price outstanding warrants held by the investor from $1.00 to $0.25 per share and extend the purchase period an additional two years. The issuance of these shares and re-pricing of the warrants attributed an additional $587,248 to the debt discount resulting in a total $3,130,423 in a debt discount to be amortized over the life of the debentures.  During the fiscal year ended September 30, 2010, the Company amortized $1,821,720 of this debt discount and recorded it as interest expense.  On January 13, 2010 the holders of debentures of $4,718,197 in principal and accrued interest converted this debt into a total of 4,723 shares of Series D Preferred stock.  As of September 30, 2010 and 2009, the debt discount balance was $0 and $1,821,720, respectively.

(10)	Derivatives

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company had convertible notes and debentures that contained embedded derivative features that required separate valuation from the convertible instruments during the fiscal years ended September 30, 2010 and 2009.  The Company recognized these derivatives as liabilities on its balance sheet, and measured them at their estimated fair value, and recognized changes in their estimated fair value in earnings (losses) in the period of change.  During the fiscal year ended September 30, 2010, the holders of these convertible notes and debentures converted into Series D Preferred stock (see Note 12) eliminating the derivative liabilities.  As of September 30, 2010 and 2009, the derivative liabilities had a fair value of $0 and $1,219,426, respectively, resulting in a derivative valuation gain of $200,534 for the fiscal year ended September 30, 2010.

(11)           Debt Obligations

Debt obligations as of September 30, 2010 and 2009 consisted of the following:

	September 30,
	2010	2009
SecureAlert Monitoring, Inc.
Notes payable for testing equipment with an interest rate of 8%. The notes are secured by testing equipment. The notes mature in June 2011 and December 2011.	$17,609	$12,228

Capital leases with effective interest rates that range between 9.58% and 17.44% that mature from December 2012 to September 2013.	114,388	-

Unsecured note payable with an interest rate of 12%. The note was paid off during fiscal year ended 2010.	-	8,728

SecureAlert, Inc.
Unsecured promissory note with an entity bearing an interest rate of 15%. During the fiscal year 2010, the note was exchanged into Series D Preferred stock.	-	474,335

Secured promissory note with an individual with an interest rate of 12%. The note matures on July 13, 2011.	499,631	-

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through September 2012.	887,500	-

Court Programs, Inc.
Note payable due to the Small Business Administration (“SBA”). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	220,156	225,000

Unsecured revolving line of credit with a bank with an effective interest rate of 9.24%. As of September 30, 2010, $45,652 was available for withdrawal under the line of credit.	12,348	16,500

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.09% and is due in June 2014.	24,994	30,751

Unsecured note payable with an interest rate of 8%.	-	1,492

Capital leases with effective interest rates that range between 14.12% and 14.89% that mature in January 2011 through November 2011.	26,629	14,898

Midwest Monitoring & Surveillance, Inc.
Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of September 30, 2010, $10,257 was available for withdrawal under the line of credit.	39,743	39,224

Notes payable to a financial institution bearing interest at 4.51%. Notes mature in July 2011 through July 2016. The notes are secured by property.	116,328	185,274

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	5,174	57,344

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and July 2015.	126,905	42,463

Note payable to a stockholder of Midwest. During the fiscal year ended 2010, the note was paid off.	-	47,704

Capital leases with effective interest rates that range between 12.9% and 14.7%. Leases mature between June 2014 and September 2014.	102,982	126,158

Total debt obligations	2,194,387	1,282,099
Less current portion	(1,133,969)	(272,493)
Long-term debt, net of current portion	$1,060,418	$1,009,606

 Debt obligations are secured by assets with a book value of $439,692 net of related accumulated depreciation of $124,994 as of September 30, 2010.

The following table summarizes the Company’s future maturities of debt obligations as of September 30, 2010:

Fiscal Year	Total	SecureAlert	SecureAlert Monitoring	Midwest Monitoring	Court Programs

2011	$1,133,969	$899,631	$52,540	$146,321	$35,477
2012	494,517	350,000	46,318	75,255	22,944
2013	264,878	137,500	33,138	80,524	13,716
2014	73,165	-	-	62,623	10,542
2015	31,630	-	-	26,411	5,219
Thereafter	196,228	-	-	-	196,228

Total	$2,194,387	$1,387,131	$131,996	$391,134	$284,126

The following table summarizes the Company’s capital lease obligations included in the schedules of debt and debt obligations above as of September 30, 2010:

Fiscal Year	Total	SecureAlert Monitoring	Midwest Monitoring	Court Programs
September 30,
2011	$105,153	$50,488	$38,354	$16,311
2012	101,024	50,488	38,354	12,182
2013	75,527	35,143	38,354	2,030
2014	15,548	-	15,548	-
Thereafter	-	-	-	-
Total minimum lease payments	297,252	136,119	130,610	30,523
Less: amount representing interest	(53,255)	(21,731)	(27,629)	(3,895)
Present value of net minimum lease payments	243,997	114,388	102,981	26,628
Less: Current portion	(77,571)	(38,168)	(25,804)	(13,599)
Obligation under capital leases – long-term	$166,426	$76,220	$77,177	$13,029

As of September 30, 2010 and 2009, the Company had total capital lease obligations of $243,997 and $163,064, the current portion being $77,571 and $56,088, respectively.  Capital leases are secured by assets with a total original cost of $314,395 and $357,398 with related accumulated depreciation of $73,161 and $214,292 as of September 30, 2010 and 2009, respectively.

(12)         Preferred Stock

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

Series A 10 % Convertible Non-Voting Preferred Stock
The Company designated 40,000 shares of preferred stock as Series A 10% Convertible Non-Voting Preferred stock ("Series A Preferred stock"). During the year ended September 30, 2010, there were no outstanding shares of Series A Preferred Stock.  During the year ended September 30, 2009, all 19 outstanding shares of Series A Preferred Stock converted into 9,306 shares of the Company’s common stock.

Dividends
The Series A Preferred stock was entitled to dividends at the rate of 10% per year on the stated value of the Series A Preferred stock (or $200 per share), payable in cash, additional shares of Series A Preferred stock, or common shares of SecureAlert, Inc. (formerly known as RemoteMDx) at the discretion of the Board of Directors. Dividends were fully cumulative and accrued from the date of original issuance to the holders of record as recorded on the books of the Company at the record date or date of declaration if no record date is set.  During the fiscal year ended September 30, 2009, the Company recorded $175 in dividends on Series A Preferred stock.

Series B Convertible Preferred Stock
The Company designated 2,000,000 shares of preferred stock as Series B Convertible Preferred stock ("Series B Preferred stock"). Each share of Series B Preferred stock was convertible into shares of common stock at an initial rate of $3 per share of common. The Company has issued shares of common stock or securities convertible into common stock for consideration per share less than $3 per share.  The conversion rate automatically adjusted to a price equal to the aggregate consideration received by the Company for that issuance divided by the number of shares of common stock issued. During the fiscal year ended September 30, 2009, all 10,999 shares of Series B Preferred stock outstanding were converted into 10,999 shares of common stock. As of September 30, 2010, there were no shares of Series B Preferred stock outstanding.

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  During the fiscal year ended September 30, 2010, the Company issued a total of 17,174 shares of Series D Preferred stock in consideration for the conversion of $16,910,384 of debt, accrued liabilities and interest and issued 27,767 shares under securities purchase agreements for $9,688,851 in net cash proceeds, of which $50,000 has not yet been received and has been recorded as a subscription receivable.  As of September 30, 2010, there were 35,407 Series D Preferred shares outstanding.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than thirty days following the end of the accrual period.  During the fiscal year ended September 30, 2010, the Company issued a total of 7,619,124 shares of the Company’s common stock to pay $939,371 of accrued dividends.  Subsequent to September 30, 2010, the Company issued 5,100,774 shares of common stock to pay $555,110 of accrued dividends for the fourth fiscal quarter.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock commencing after ninety days from the date of issue.  During the fiscal year ended September 30, 2010, 9,534 shares of Series D Preferred stock were converted into 57,204,000 shares of common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  In addition, on the issues of an increase in the number of shares of common stock the Company is authorized to issue and on the proposal of a reduction in the number of issued and outstanding shares (a reverse split) of the Company’s common stock, holders of the Series D Preferred stock may vote as a class holding the equivalent of 60 percent of the issued and outstanding shares of the common stock, regardless of the number of shares then outstanding.  As of September 30, 2010, there were 35,407 shares of Series D Preferred stock outstanding.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining stockholders.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

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

Series D Preferred Stock Warrants
During the fiscal year ended September 30, 2010, the Company issued and vested warrants to purchase a total of 4,000 Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The related expense associated with these four-year warrants was $2,700,447 based upon the following inputs:  volatility of 110.71%, risk-free rate of 1.67%, exercise price of $0.08, and market price on grant date of $0.14.  The warrants were issued in connection with a financial advisory service agreement to restructure debt and raise additional capital.

SecureAlert Monitoring, Inc. (formerly SecureAlert, Inc.) Series A Preferred Shares
During the fiscal year ended September 30, 2007, and pursuant to Board of Directors approval, the Company amended the articles of incorporation of its subsidiary, SecureAlert Monitoring, Inc. (“SMI”) to designate  3,590,000 shares of preferred stock designated as Series A Convertible Redeemable Non-Voting Preferred stock (“SMI Series A Preferred stock”).

Convertibility
As a group, all SMI Series A Preferred stock may be converted at the holder’s option at any time into an aggregate of 20% ownership of the common shares of SMI.

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A in exchange for 7,434,249 shares of the Company’s common stock valued at $8,549,386.  The former SMI Series A stockholders were entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company is to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A stockholders.

During the fiscal year ended September 30, 2010, certain former holders of SMI Series A Preferred stock agreed to convert an aggregate of $2,490,142 of the future and past contingency payments otherwise payable with respect to the redemption of the SMI Series A Preferred stock in exchange for 2,492 shares of Series D Preferred stock.  During the fiscal years ended September 30, 2010 and 2009, the Company accrued $114,032 and $3,148,943, respectively, for future and past contingency payments due to former SMI Series A stockholders.

During the fiscal years ended September 30, 2010 and 2009, the Company recorded an expense (income) of $19,095 and ($95,816), respectively, to reflect the change between the estimated and actual contingency payments.  During the fiscal year ended September 30, 2010, the Company issued 5,434,143 shares of common stock to satisfy $642,566 in contingency payments on SMI Series A Preferred stock.

Dividends
The holders of shares of SMI Series A Preferred stock were entitled to receive quarterly dividends out of any of SMI’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of SMI, at the rate of $1.54 per day times the number of SMI’s parolee contracts calculated in days during the quarter.

Since the SMI Series A Preferred stock was redeemed, no dividends were recorded during the fiscal years ended September 30, 2010 and 2009.

(13)	Common Stock

Authorized Shares

On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The amendment increased the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares.

Common Stock Issuances

During the fiscal year ended September 30, 2010, the Company issued 70,657,267 shares of common stock.  Of these shares, 57,204,000 shares were issued upon conversion of 9,534 shares of Series D Preferred stock; 250,000 shares were issued for services rendered to the Company valued at $27,500; 150,000 shares were issued to extend an option to purchase the remaining percentage of ownership of Midwest valued at $18,000; 5,434,143 shares were issued to pay contingency payments of $642,566 in connection with the redemption of SMI Series A Preferred stock; and 7,619,124 shares were issued to pay dividends from Series D Preferred stock.

During the fiscal year ended September 30, 2010, the Company cancelled 1,000,000 shares of common stock previously issued (see Note 6).

During the fiscal year ended September 30, 2009, the Company issued 54,484,728 shares of common stock.  Of these shares, 9,306 shares were issued upon conversion of 19 shares of Series A Preferred stock; 10,999 shares were issued upon conversion of 10,999 shares of Series B Preferred stock; 5,400,000 shares were issued to settle lawsuits and obligations; 25,953,016 shares were issued in connection with debt; 2,254,121 shares were issued for services rendered to the Company valued at $728,874; 17,850,000 shares were issued for net cash proceeds of $3,250,000; and 3,007,286 shares were issued to purchase Bishop Rock and to extend an option to purchase the remaining percentage of ownership of Midwest.

(14)	Stock Options and Warrants

Stock Incentive Plan

During the fiscal year ended September 30, 2006, the stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the fiscal year ended September 30, 2010, the Company granted 7,487,286 options under this plan.  No more stock options are available to distribute under the 2006 Plan.

Re-pricing of Warrants

During the fiscal year ended September 30, 2010, the Company re-priced previously issued warrants as follows:

•
Board of Directors – 5,783,767 warrants were re-priced with original exercise prices ranging from $0.30 to $4.05 revising the exercise price to $0.13 resulting in additional compensation expense of $342,119.

•
Investors and consultants – 6,108,138 warrants were re-priced with original exercise prices ranging from $0.25 and $0.56 revising the exercise prices ranging from $0.10 and $0.13 resulting in additional compensation expense of $163,310.

All Options and Warrants

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

During the fiscal year ended September 30, 2010, the Company issued 11,262,286 options and warrants to purchase common stock as follows:  7,487,286 to employees (1,871,822 have vested and 5,615,464 are unvested), valued at $594,990 resulting in $148,747 expensed in the fiscal year ended September 30, 2010 and the remaining $446,243 to be recognized annually over next three years; 2,625,000 granted to consultants for services, valued at $291,656, resulting in $244,351 of current year expense; and 1,150,000 to the Board of Directors (900,000 have vested and 250,000 are unvested), valued at $121,767 resulting in $95,296 expensed in the fiscal year ended September 30, 2010 and the remaining $26,471 to be recognized in the 1st fiscal quarter ended December 31, 2010.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2010 and 2009, respectively:

Fiscal years Ended September 30,
	2010	2009

Expected cash dividend yield	-	-
Expected stock price volatility	119%	124%
Risk-free interest rate	1.65%	0.98%
Expected life of options	5 years	5 years

A summary of stock option activity for the fiscal years ended September 30, 2009 and 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of September 30, 2008	21,725,451	$1.48
Granted	4,931,214	$0.25
Expired	(1,408,500)	$1.95

Outstanding as of September 30, 2009	25,248,165	$1.16
Granted	11,262,286	$0.14
Expired	(8,770,000)	$1.73

Outstanding as of September 30, 2010	27,740,451	$0.36	1.94 years	$28,991
Exercisable as of September 30, 2010	21,177,320	$0.40	1.98 years	$28,991

The year-end intrinsic values are based on a September 30, 2010 closing price of $0.105 per share.

(15)	Income Taxes

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

For the fiscal years ended September 30, 2010 and 2009, the Company incurred net losses of $13,180,293 and $22,761,102, respectively, for income tax purposes.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2010, the Company had net carryforwards available to offset future taxable income of $173,142,768 which will begin to expire in 2017.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

The deferred income tax assets (liabilities) were comprised of the following as of September 30:

	2010	2009
Net loss carryforwards	$64,582,000	$59,401,000
Accruals and reserves	63,000	111,000
Contributions	6,000	1,000
Stock-based compensation	339,000	265,000
Valuation allowance	(64,990,000)	(59,778,000)

Total deferred income tax assets (liabilities)	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Federal income tax benefit at statutory rate	$4,687,000	$7,799,000
State income tax benefit, net of federal income tax effect	455,000	757,000
Change in estimated tax rate and gain (loss) on non-deductible expenses	70,000	644,000
Change in valuation allowance	(5,212,000)	(9,200,000)

Benefit for income taxes	$-	$-

The deferred income tax assets (liabilities) and the federal and state income tax benefits reflects an adjustment in calculating the valuation allowance using a tax rate of 15% used in fiscal year ended 2008 to 37.3% in fiscal year ended 2009.

(16)	Commitment and Contingencies

Legal Matters

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in the SecureAlert monitoring devices. The Company denies these allegations and intends to vigorously defend against this complaint. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

 Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint against us in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 we have already paid to Aculis.  We filed a Motion to Dismiss for Improper Venue or for Change of Venue and supporting memorandum on July 16, 2010.  Aculis filed its Memorandum in Opposition to the Motion to Dismiss on August 5, 2010.  Our reply memorandum was filed on August 16, 2010.  We intend to vigorously defend our interests and to pursue appropriate counterclaims against Aculis. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2010:

Fiscal Year	Total	SecureAlert	Midwest Monitoring	Court Programs

2011	$416,753	$274,095	$27,771	$114,887
2012	378,986	278,991	22,473	77,522
2013	303,853	269,922	8,075	25,856
2014	76,618	60,564	454	15,600
2015	15,600	-	-	15,600
Thereafter	-	-	-	-

Total	$1,191,810	$883,572	$58,773	$249,465

The total operating lease obligations of $1,191,810 consist of the following: $1,101,560 from facilities operating leases and $90,250 from equipment leases.  During the fiscal years ended September 30, 2010 and 2009, the Company paid approximately $526,500 and $487,000, in lease payment obligations, respectively.

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

Cellular Access Agreement
During the fiscal year ended September 30, 2010, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company during the fiscal years ended September 30, 2010 and 2009 was approximately $1,159,845 and $2,422,541, respectively.  These amounts are included in cost of sales.

(17)	Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2010, the following events occurred:

1)	Two holders have converted 1,483 shares of Series D Preferred stock into 8,898,000 shares of common stock.

2)	5,100,774 shares of common stock were issued for 4th quarter Series D Preferred stock dividends, valued at $555,110.

3)	337,423 shares of common stock were issued for 4th quarter contingency payments in connection with Series A Preferred stock.

4)	4,900 shares of Series D Preferred stock were issued to an entity for $2,450,000 in cash, or $500 per share.

5)	200 shares of Series D Preferred stock were issued to a director for $87,500 in cash and $12,500 of reimbursable expenses, or $500 per share.

6)	$50,000 subscription receivable to purchase 100 shares of Series D Preferred stock was cancelled.

7)      50,000 shares of common stock were cancelled for services that were never rendered to the Company