Form 10-K/A
period 2010-09-30
SecureAlert, Inc.
filed 2011-01-04
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Note:  This Form 10-K/A is being filed solely for the purpose of including the officer certifications (Exhibits 31-1, 31-2 and 32), which were inadvertently omitted from the Form 10-K as originally filed.  No other changes have been made to this Form 10-K.

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

Signature	Title	Date

/s/ David G. Derrick David G. Derrick	Chief Executive Officer (Principal Executive Officer) and Director	December 29, 2010

/s/ Chad D. Olsen Chad D. Olsen	Chief Financial Officer, Controller and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	December 29, 2010

/s/ John L. Hastings, III John L. Hastings, III	President, Chief Operating Officer, and Director	December 29, 2010

/s/ Larry G. Schafran Larry G. Schafran	Director	December 29, 2010

/s/ Edgar Bernardi Edgar Bernardi	Director	December 29, 2010

/s/ Robert E. Childers Robert E. Childers	Director	December 29, 2010

/s/ David P. Hanlon David P. Hanlon	Director	December 29, 2010
/s/ Rene Klinkhammer Rene Klinkhammer	Director	December 29, 2010

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