Form 10-Q
period 2010-12-31
SecureAlert, Inc.
filed 2011-02-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of February 7, 2011 was 326,355,198.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	December 31, 2010	September 30, 2010
Current assets:
Cash	$660,584	$1,126,232
Accounts receivable, net of allowance for doubtful accounts of $658,750 and $366,800, respectively	1,872,678	1,339,513
Notes receivable, current portion	55,000	-
Prepaid expenses and other	816,801	791,986
Inventory, net of reserves of $61,676 and $47,118, respectively	355,770	345,529
Total current assets	3,760,833	3,603,260
Property and equipment, net of accumulated depreciation of $2,340,380 and $2,235,683, respectively	1,500,032	1,485,322
Monitoring equipment, net of accumulated depreciation of $2,999,252 and $2,788,309, respectively	1,805,282	1,683,356
Notes receivable, net of current portion	170,000	-
Goodwill	3,910,063	3,910,063
Intangible assets, net of amortization of $300,054 and $274,159, respectively	372,947	398,842
Other assets	97,403	107,618
Total assets	$11,616,560	$11,188,461

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$1,000,000	$1,000,000
Accounts payable	2,026,065	2,059,896
Accrued expenses	2,090,577	1,904,295
Dividends payable	621,871	555,110
Deferred revenue	85,301	80,890
Related-party note payable and line of credit	159,035	150,000
SecureAlert Monitoring Series A Preferred stock redemption obligation	63,056	114,032
Current portion of long-term debt	957,282	1,133,969
Total current liabilities	7,003,187	6,998,192
Long-term debt, net of current portion	982,522	1,060,418
Total liabilities	7,985,709	8,058,610

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 50,000 shares designated; 34,791 and 35,407 shares outstanding, respectively (aggregate liquidation preference of $21,959,586)	3	4
Common stock, $0.0001 par value: 600,000,000 shares authorized; 319,107,452 and 280,023,255 shares outstanding, respectively	31,911	28,002
Additional paid-in capital	225,018,688	222,501,863
Subscription receivable	-	(50,000)
Accumulated deficit	(221,224,655)	(219,164,945)
Total SecureAlert, Inc. stockholders’ equity	3,825,947	3,314,924
Non-controlling interest	(195,096)	(185,073)
Total equity	3,630,851	3,129,851
Total liabilities and stockholders’ equity	$11,616,560	$11,188,461

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Revenues:
Products	$256,614	$50,370
Monitoring services	3,420,350	3,146,253
Total revenues	3,676,964	3,196,623

Cost of revenues:
Products	161,750	14,621
Monitoring services	1,701,500	1,951,117
Total cost of revenues	1,863,250	1,965,738

Gross profit	1,813,714	1,230,885

Operating expenses:
Selling, general and administrative (including $49,775 and $696,998, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	3,411,089	3,472,775
Research and development	330,828	287,717
Settlement expense	-	1,150,000

Loss from operations	(1,928,203)	(3,679,607)

Other income (expense):
Currency exchange rate loss	(97)	(5,937)
Redemption of SecureAlert Monitoring Series A Preferred	15,176	35,681
Interest income	221	6,607
Interest expense (including $1,918 and $991,467, respectively, paid in stock, stock options / warrants, or as a result of amortization of debt discount)	(154,149)	(1,463,142)
Derivative valuation gain	-	(528,027)
Other income (expense), net	(2,681)	109,222
Net loss	(2,069,733)	(5,525,203)
Net loss attributable to non-controlling interest	10,023	53,506
Net loss attributable to SecureAlert, Inc.	(2,059,710)	(5,471,697)
Dividends on Series D Preferred stock	(621,871)	-
Net loss attributable to SecureAlert, Inc. common stockholders	$(2,681,581)	$(5,471,697)
Net loss per common share, basic and diluted	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	291,908,000	211,309,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net Loss	$(2,069,733)	$(5,525,203)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	347,846	351,052
Amortization of deferred financing and consulting	-	206,518
Non-cash compensation related to re-pricing of stock options	-	490,340
Amortization of debt discount	-	991,467
Settlement expense	-	1,150,000
Redemption of SecureAlert Monitoring Series A Preferred stock	(15,176)	(35,681)
Increases in related-party line of credit for services	79,918	48,978
Derivative liability valuation loss	-	528,027
Vesting of stock options and warrants issued to the board members for services	26,471	-
Vesting of stock options and warrants issued to consultant for services	23,304	-
Beneficial conversion feature recorded as interest expense	1,918	-
Impairment of monitoring equipment and parts	14,558	-
Change in assets and liabilities:
Accounts receivable, net	(533,165)	(79,814)
Notes receivable	(180,000)	-
Inventories	(24,799)	512
Prepaid expenses and other assets	(14,600)	127,009
Accounts payable	(33,830)	(100,184)
Accrued expenses	139,920	293,472
Deferred revenue	4,411	(10,710)
Net cash used in operating activities	(2,232,957)	(1,564,217)

Cash flows from investing activities:
Purchase of property and equipment	(60,087)	(20,305)
Disposal of property and equipment	-	1,195
Purchase of monitoring equipment and parts	(366,410)	(146,200)
Disposal of monitoring equipment	27,230	14,108
Issuance of notes receivable	(45,000)	-
Net cash used in investing activities	(444,267)	(151,202)

Cash flows from financing activities:
Principal payments on related-party line of credit	(99,520)	(125,000)
Borrowings on related-party notes payable	300,000	-
Principal payments on related-party notes payable	(300,000)	-
Proceeds from bank line of credit borrowings	-	746,837
Proceeds from notes payable	501,021	410
Principal payments on notes payable	(727,425)	(65,943)
Payments on Series A 15% debentures	-	(25,000)
Net proceeds from issuance of Series D Convertible Preferred stock	2,537,500	1,000,000
Net cash provided by financing activities	2,211,576	1,531,304

Net decrease in cash	(465,648)	(184,115)
Cash, beginning of year	1,126,232	602,321
Cash, end of year	$660,584	$418,206

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009

Cash paid for interest	$113,189	$144,804

Supplemental schedule of non-cash investing and financing activities:
Note payable issued to acquire monitoring equipment	59,320	30,000
Note payable issued to acquire property and equipment	-	20,485
Issuance of 337,423 and 1,400,0000 shares of common stock for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	35,801	158,469
Issuance of 0 and 2,000,000 stock options, respectively, for deferred consulting	-	225,630
Issuance of 33,696,000 and 0 shares of common stock, respectively, from the conversion of Series D Preferred stock	3,370	-
Issuance of 5,100,774 and 0 shares of common stock, respectively, for Series D Preferred stock dividends	555,110	-
Series D Preferred stock dividends earned during the three months ended December 31, 2010	621,871	-
Cancellation of subscription receivable	50,000	-
Cancellation of 50,000 and 0 shares of common stock, respectively, for services	5	-
Issuance of Series D Preferred stock to settle accrued liabilities	12,500	-

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2010, and results of its operations for the three months ended December 31, 2010 and 2009.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2010.  The results of operations for the three months ended December 31, 2010 may not be indicative of the results for the fiscal year ending September 30, 2011.

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

Management’s plans with respect to this uncertainty include raising additional capital from the issuance of preferred stock and expanding its market for its ReliAlert™ portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

(3)           PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of SecureAlert, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(4)           RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company adopted this guidance as of December 31, 2010 which did not significantly impact the Company’s results of operations and financial position.

In December 2010, the FASB issued guidance regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying. This guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, early adoption is prohibited.  The Company is currently evaluating the impact of the pending adoption of this guidance on its consolidated financial statements.

In December 2010, the FASB issued guidance on “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This guidance specifies that revenue and earnings of material combined entities should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period when comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The adoption of this guidance is not expected to significantly impact the Company’s results of operations and financial position.

(5)           IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually.  The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  During the three months ended December 31, 2010 and 2009, the Company did not find any indicators of impairment nor did it impair any long-lived assets.

(6)           REVENUE RECOGNITION

The Company’s revenue has historically been from two sources: (i) monitoring services; and (ii) product sales.

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

Product Sales
The Company may sell its monitoring devices in certain situations to its customers. In addition, the Company may sell equipment in connection with the building out and setting up a monitoring center on behalf of its customers. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL™ and ReliAlert™devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements
The majority of the Company’s revenue transactions do not have multiple elements. However, on occasion, the Company enters into revenue transactions that have multiple elements.  These may include different combinations of products or monitoring services that are included in a single billable rate.  These products or monitoring services are delivered over time as the customer utilizes the Company's services.  For revenue arrangements that have multiple elements, the Company considers whether the delivered devices have standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services, and the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services provided to the customer as the products or monitoring services are delivered.

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

(7)           GEOGRAPHIC INFORMATION

During the three months ended December 31, 2010, the Company began recognizing revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended
	December 31,
	2010	2009
United States of America	$3,314,440	$3,196,623
Federative Republic of Brazil	180,610	-
Commonwealth of the Bahamas	180,000	-
Other foreign countries	1,914	-
Total	$3,676,964	$3,196,623

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of December 31, 2010 and September 30, 2010 were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	December 31, 2010	September 30, 2010	December 31, 2010	September 30, 2010
United States of America	$1,482,716	$1,466,001	$1,671,172	$1,567,567
Federative Republic of Brazil	11,501	12,779	105,806	113,798
Commonwealth of the Bahamas	5,815	6,542	26,452	-
Other foreign countries	-	-	1,852	1,991
Total	$1,500,032	$1,485,322	$1,805,282	$1,683,356

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2010 and 2009, there were 264,934,961 and 96,072,569 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common stock equivalents outstanding as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Potential conversion of $474,851 and $10,560,828 of debt and accrued interest, respectively	4,748,510	51,824,404
Potential conversion of 34,791 and zero shares of Series D Preferred stock, respectively	208,746,000	-
Potential exercise of outstanding common stock options and warrants of which 6,313,131 and 3,314,334, respectively, have not yet vested	27,440,451	20,248,165
Potential exercise of 4,000 and 4,000 outstanding Series D Preferred stock options and warrants, respectively	24,000,000	24,000,000
Total common stock equivalents	264,934,961	96,072,569

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of products that are available for sale and raw materials used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of December 31, 2010 and September 30, 2010, respectively, inventory consisted of the following:

	December 31, 2010	September 30, 2010
Raw materials	$417,446	$392,647
Reserve for damaged or obsolete inventory	(61,676)	(47,118)
Total inventory, net of reserves	$355,770	$345,529

(10)           PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and September 30, 2010, were as follows:

	December 31, 2010	September 30, 2010
Equipment, software and tooling	$2,689,047	$2,595,797
Automobiles	361,074	334,917
Building	377,555	377,555
Leasehold improvements	127,912	127,912
Furniture and fixtures	284,824	284,824
Total property and equipment before accumulated depreciation	3,840,412	3,721,005
Accumulated depreciation	(2,340,380)	(2,235,683)

Property and equipment, net of accumulated depreciation	$1,500,032	$1,485,322

Depreciation expense for the three months ended December 31, 2010 and 2009, was $104,699 and $119,343, respectively.

As of December 31, 2010 and September 30, 2010, $277,963 and $249,536 of assets included in the property and equipment, respectively, have not been put into use and were not depreciated.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the three months ended December 31, 2010 and 2009, the Company disposed of property and equipment with a net book value of $0 and $1,195, respectively.

(11)           MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2010 and September 30, 2010, was as follows:

	December 31, 2010	September 30, 2010
Monitoring equipment	$4,804,534	$4,471,665
Less: accumulated amortization	(2,999,252)	(2,788,309)
Monitoring equipment, net of accumulated amortization	$1,805,282	$1,683,356

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the three months ended December 31, 2010 and 2009 was $217,254 and $195,758, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2010 and 2009, the Company disposed of lease monitoring equipment and parts of $27,230 and $14,108, respectively.

(12)           GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2010, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and Bishop Rock Software.  The Company has also entered into a license agreement related to the use of certain patents. The following table summarizes the balance of goodwill and intangible assets as of December 31, 2010:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	Total
Goodwill	$1,421,995	$2,488,068	$-	$-	$3,910,063
Other intangible assets
Trade name	120,000	99,000	10,000	-	229,000
Software	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	6,000
Patent license agreement	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	8,000
Total other intangible assets	122,000	111,000	390,001	50,000	673,001
Accumulated amortization	(26,001)	(30,050)	(238,910)	(5,093)	(300,054)
Other intangible assets, net of accumulated amortization	95,999	80,950	151,091	44,907	372,947
Total goodwill and other intangible assets, net of amortization	$1,517,994	$2,569,018	$151,091	$44,907	$4,283,010

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Midwest Monitoring & Surveillance (“Midwest”).  Midwest provides electronic monitoring for individuals on parole.

Effective April 1, 2010, the Company and the Midwest minority owners executed an agreement to extend the option period for the purchase of the remaining minority ownership interest of Midwest. As part of the agreement, the Company’s total ownership interest in Midwest increased from 51% to 53.145%.

The Company recorded no impairment of goodwill for the three months ended December 31, 2010.  As of December 31, 2010, the Company had a balance of net goodwill of $1,421,995 and $122,000 of other intangible assets, as noted in the table above.

The Company recorded $1,334 of amortization expense for Midwest intangible assets during the three months ended December 31, 2010 resulting in a total accumulated amortization of $26,001 and net other intangible assets of $95,999.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”).  In addition, the Company purchased the remaining 49% ownership interest effective March 1, 2010.  Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on parole.  The Company acquired Court Programs to utilize its preexisting business relationships to gain more market share and expand available service offerings.

The Company recorded $1,950 of amortization expense on intangible assets for Court Programs during the three months ended December 31, 2010, resulting in a total accumulated amortization of $30,050 and net other intangible assets of $80,950.  Included in the condensed consolidated statements of operations for the Company for the three months ended December 31, 2010 and 2009, Court Programs contributed $1,191,703 and $826,355 of revenue and $20,955 and $111,723 of net loss, respectively.

Bishop Rock Software
Effective January 14, 2009, the Company purchased a 100% ownership interest, including a voting interest, in Bishop Rock Software, Inc., a California corporation, (“Bishop Rock”).

The Company recorded $21,222 of amortization expense on intangible assets for Bishop Rock Software during the three months ended December 31, 2010, resulting in a total accumulated amortization of $238,910 and net intangible assets of $151,091.

Patent
On January 29, 2010, the Company and Satellite Tracking of People, LLC (“STOP”) entered into a license agreement whereby STOP granted to Company a non-exclusive license under U.S. Patent No. 6,405,213 and any and all patents issuing from continuation, continuation-in-part, divisional, reexamination and reissues thereof and along with all foreign counterparts, to make, have made, use, sell, offer to sell and import covered products in SecureAlert’s present and future business.  The license granted will continue for so long as any of the licensed patents have enforceable rights.  The license granted is not assignable or transferable except for sublicenses within the scope of its license to the Company’s subsidiaries.

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance was paid subsequent to December 31, 2010. The Company recorded $1,389 of amortization expense for the patent during the three months ended December 31, 2010, resulting in a total accumulated amortization of $5,093 and net intangible assets of $44,907.

(13)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
Accrued consulting	$489,418	$304,025
Accrued payroll, taxes and employee benefits	474,019	536,501
Accrued related-party origination fees	333,725	344,370
Accrued interest	258,833	219,791
Accrued warranty and manufacturing costs	120,622	138,622
Accrued outside services	87,421	68,730
Accrued indigent fees	50,452	45,434
Accrued patent liability	50,000	32,550
Accrued cellular costs	36,835	6,366
Accrued legal and settlement costs	32,711	38,111
Accrued administration fees	32,700	25,000
Accrued board of directors fees	25,000	25,000
Accrued acquisition extension costs	24,000	48,000
Accrued research and development costs	6,538	2,993
Accrued commissions and other costs	68,303	68,802
Total accrued expenses	$2,090,577	$1,904,295

 (14)           DEBT OBLIGATIONS

Debt obligations as of December 31, 2010 and September 30, 2010, consisted of the following:

	December 31, 2010	September 30, 2010
Notes payable for testing equipment with an interest rate of 8%. The notes are secured by testing equipment. The notes mature in June 2011 and December 2011.	$14,289	$17,609

Capital leases with effective interest rates that range between 9.58% and 17.44% that mature from December 2012 to September 2013.	138,816	114,388

Secured promissory note with an individual with an interest rate of 12%. The note matures on July 13, 2011.	349,631	499,631

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through September 2012.	800,000	887,500

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	218,719	220,156

Unsecured revolving line of credit with a bank with an effective interest rate of 9.24%. As of December 31, 2010, $58,000 was available for withdrawal under the line of credit.	-	12,348

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.09% and is due in June 2014.	23,531	24,994

Capital leases with effective interest rates that range between 14.12% and 14.89% that mature in January 2011 through November 2011.	19,576	26,629

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of December 31, 2010, $10,553 was available for withdrawal under the line of credit.	39,447	39,743

Notes payable to a financial institution bearing interest at 4.51%. Notes mature in July 2011 through July 2016. The notes are secured by property.	92,458	116,328

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature September 2008 through November 2011. The notes are secured by monitoring equipment.	4,101	5,174

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 6.9% and 8.5%, due between January 2010 and July 2015.	142,372	126,905

Capital leases with effective interest rates that range between 12.9% and 14.7%. Leases mature between June 2014 and September 2014.	96,864	102,982

Total debt obligations	1,939,804	2,194,387
Less current portion	(957,282)	(1,133,969)
Long-term debt, net of current portion	982,522	$1,060,418

During the three months ended December 31, 2010, the Company borrowed $500,000 from three unrelated entities. These notes bore interest at 12% per annum and had a 5% origination fee.  The notes were repaid during the quarter.

(15)           RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Line of Credit

As of December 31, 2010 and September 30, 2010, the Company owed $9,035 and $0, respectively, under a line-of-credit agreement with ADP Management (“ADP”), an entity owned and controlled by Mr. Derrick, the Company’s Chief Executive Officer.  Outstanding amounts on the line of credit accrue interest at 16% per annum and were due upon demand.  During the three months ended December 31, 2010, the net increase under this line of credit was $9,035.  This increase consisted $79,918 of expenses owed to ADP that are reimbursable by the Company and $28,637 of origination fees and accrued interest, offset, in part, by cash repayments of $99,520.

Related-Party Notes Payable

Note #1
On June 24, 2010, the Company and ADP entered into an agreement whereby ADP agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL™ II (e) and ReliAlert™ devices and to provide additional working capital to the Company.  ADP is controlled by the Company’s Chief Executive Officer.  The Company agreed to pay a 10% origination fee to ADP for money loaned and/or invested (for a maximum of $500,000) payable in shares of Series D Preferred stock ($600 per share rate, effective conversion rate of $0.10 per share of common stock) or cash.  During the three months ended December 31, 2010, ADP loaned an additional $200,000 to the Company bringing the total amount loaned and/or assisted in facilitating financing of approximately $3,827,000 to the Company resulting in $382,700 in origination fees in connection with the agreement.  As of December 31, 2010 and September 30, 2010, the outstanding balance of the note was $0 and the remaining amount of origination fees due to ADP was $333,725 and $344,370, respectively, and were included in accrued expenses (see Note 13).

All amounts loaned pursuant to this agreement bear interest at a rate of 16% per annum.  Interest is payable quarterly to ADP in shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock). The loan matures on July 1, 2011.  Additionally, ADP has the option to convert the outstanding balance and any unpaid interest into shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock).  During the three months ended December 31, 2010, the Company recorded $1,918 as interest expense to account for a beneficial conversion feature in connection with the agreement.

Note #2
During the three months ended December 31, 2010, the Company borrowed $100,000 from an officer of the Company.  The note bore interest at 12% per annum and had a 5% origination fee.  The note was repaid during the quarter.

Note #3
Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000 due in four equal installments of $50,000 each on July 15, 2010, February 15, 2011, March 15, 2011 and April 15, 2011, together with interest on any unpaid amounts at 8% per annum.  As of December 31, 2010 and September 30, 2010, the Company owed $150,000 in principal plus $12,336 and $9,181, respectively, in accrued interest under this note, which is payable to an employee of the Company (the former principal of Court Programs, Inc.).

Consulting Arrangements

The Company agreed to pay consulting fees to ADP for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners.  Under the terms of this agreement, the Company pays ADP a consulting fee of $20,000 per month and the Company agreed to reimburse the expenses incurred by ADP in the course of performing services under the consulting arrangement.

The ADP agreement also requires ADP to pay the salary of Mr. Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company.  The Board of Directors, with Mr. Derrick abstaining, approved both of these arrangements.

During the fiscal year ended September 30, 2008, the Company issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP Management.  Effective July 1, 2010, the Board of Directors and ADP Management mutually agreed that the 1,000,000 shares of common stock previously issued would be returned and cancelled resulting in no prior obligation outstanding, but the Company would accrue $20,000 per month going forward to pay Mr. Derrick’s base salary.  Despite having returned the shares, the Company recorded $60,000 of expense associated with the issuance of these shares during the three months ended December 31, 2009.  For the three months ended December 31, 2010, the Company accrued $60,000 of expense in connection with the consulting arrangement with ADP for the three months ended December 31, 2010.

(16)           COMMON STOCK

Authorized Shares

On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The amendment increased the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares.

Common Stock Issuances

During the three months ended December 31, 2010, the Company issued 39,134,197 shares of common stock.  Of these shares, 33,696,000 shares were issued upon conversion of 5,616 shares of Series D Preferred stock; 5,100,774 shares were issued to pay $555,110 of accrued dividends on Series D Preferred stock; and 337,423 shares were issued to satisfy $35,801 in contingency payments on SMI Series A Preferred stock.  Additionally, the Company cancelled 50,000 shares of common stock that were previously issued for services that were never rendered.

(17)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

During the fiscal year ended September 30, 2006, the stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 10,000,000 shares were authorized for issuance pursuant to awards granted under the 2006 Plan.  As of September 30, 2010, no more shares were available to distribute under the 2006 Plan. During the three months ended December 31, 2010, the Company granted no awards under this plan.

For the three months ended December 31, 2010 and 2009, the Company calculated compensation expense of $49,775 and $160,933 respectively related to the vesting of stock options granted in prior years. Compensation expense associated with unvested stock options and warrants of $469,545 will be recognized in future periods through September 30, 2013.

All Options and Warrants

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted no stock options during the three months ended December 31, 2010 and 2009.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on the simplified method allowed under generally accepted accounting principles. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

A summary of stock option activity for the three months ended December 31, 2010 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	27,740,451	$0.36
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(300,000)	$1.00
Outstanding as of December 31, 2010	27,440,451	$0.28	3.05 years	$28,991
Exercisable as of December 31, 2010	21,127,320	$0.30	2.68 years	$28,991

(18)           PREFERRED STOCK

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

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  During the three months ended December 31, 2010, the Company issued a total of 4,900 shares of Series D Preferred stock in consideration for $2,450,000 in net cash proceeds; 200 shares were issued to a director for $87,500 in cash and $12,500 of reimbursable expenses.  In addition, 100 shares of Series D Preferred stock were returned in consideration for the cancellation of a $50,000 subscription receivable.  As of December 31, 2010 and September 30, 2010, there were 34,791 and 35,407 Series D Preferred shares outstanding, respectively.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the three months ended December 31, 2010, the Company issued 5,100,774 shares of common stock to pay $555,110 of accrued dividends on the Series D Preferred stock earned during the three months ended September 30, 2010. Subsequent to December 31, 2010, the Company issued 6,853,461 shares of common stock to pay $621,871 of accrued dividends on Series D Preferred stock earned during the three months ended December 31, 2010.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock commencing after ninety days from the date of issue.  During the three months ended December 31, 2010, 5,616 shares of Series D Preferred stock were converted into 33,696,000 shares of common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  In addition, on the issues of an increase in the number of shares of common stock the Company is authorized to issue and on the proposal of a reduction in the number of issued and outstanding shares (a reverse split) of the Company’s common stock, holders of the Series D Preferred stock may vote as a class holding the equivalent of 60 percent of the issued and outstanding shares of the common stock, regardless of the number of shares then outstanding.  As of December 31, 2010 and September 30, 2010, there were 34,791 and 35,407 shares of Series D Preferred stock outstanding, respectively.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining stockholders.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.  Notwithstanding these special voting rights, the Company has determined that it will not undertake a reverse split of its shares or increase its authorized capital without first obtaining the approval of the holders of the Company’s common stock, voting as a class, as well as the holders of the Series D Preferred voting as a class.

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

Series D Preferred Stock Warrants
During the fiscal year ended September 30, 2010, the Company issued and vested warrants to purchase a total of 4,000 Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The warrants were issued in connection with a financial advisory service agreement to restructure debt and raise additional capital.  As of December 31, 2010 and September 30, 2010, the Company had 4,000 Series D Preferred stock warrants issued and outstanding. All three warrant holders agreed not to exercise or send notice to exercise the 4,000 warrants for the purchase of shares of Series D Preferred stock until either April 3, 2011 or May 9, 2011.  However, the holders may exercise these warrants earlier upon an effective date of an amendment to the certificate of designation of the relative rights and preferences increasing the designated number of shares of Series D Preferred.

SecureAlert Monitoring, Inc. Series A Preferred Shares
During the fiscal year ended September 30, 2007, and pursuant to Board of Directors approval, the Company amended the articles of incorporation of its subsidiary, SecureAlert Monitoring, Inc. (“SMI”) to designate 3,590,000 shares of preferred stock as Series A Convertible Redeemable Non-Voting Preferred stock (“SMI Series A Preferred stock”).

Convertibility
As a group, all SMI Series A Preferred stock may be converted at the holder’s option at any time into ownership of an aggregate of 20% of the common shares of SMI.

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

During the three months ended December 31, 2010, the Company issued 337,423 shares of common stock to satisfy $35,801 in contingency payments on SMI Series A Preferred stock.  As of December 31, 2010 and September 30, 2010, the Company accrued $63,056 and $114,032, respectively, for future and past contingency payments due to former SMI Series A stockholders.

During the three months ended December 31, 2010 and 2009, the Company recorded income of $15,176 and $35,681, respectively, to reflect the change between the estimated and actual contingency payments.

Dividends
The holders of shares of SMI Series A Preferred stock were entitled to receive quarterly dividends out of any of SMI’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of SMI, at the rate of $1.54 per day times the number of SMI’s parolee contracts calculated in days during the quarter.

Since the SMI Series A Preferred stock was redeemed, no dividends were recorded during the three months ended December 31, 2010 and 2009.

(19)           COMMITMENTS AND CONTINGENCIES

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

(20)           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to December 31, 2010, the following events occurred:

1)
On February 1, 2011, SecureAlert entered into an agreement with the Federal Government of Mexico to provide services in 2011 on behalf of the Secretary of Public Security (SSP) and the citizens of Mexico.

2)	6,853,461 shares of common stock were issued for the three months ended December 31, 2010 for Series D Preferred stock dividends, valued at $621,871.
3)	100,000 shares of common stock were issued to an employee, valued at $11,000.
4)	294,285 shares of common stock were issued for the three months ended December 31, 2010 contingency payments in connection with SMI Series A Preferred stock, valued at $27,957.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act (“Exchange Act”).  Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “projects,”  “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2010, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “SecureAlert,” “we,” “our,” “us,” refer to SecureAlert, Inc., a Utah corporation formerly known as RemoteMDx, Inc.

General

We market and deploy offender management programs, combining patented GPS (Global Positioning System) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to become the market leader for delivering offender management solutions that integrate interaction technologies.  We believe that we currently deliver the only offender management technology which integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system with siren capabilities into a single device, deployable on offenders worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant individuals an accountable opportunity to be “free from prison,” while providing for greater public safety at a lower cost in comparison to incarceration or traditional resource-intensive alternatives.

Strategy

We will accomplish our objectives through the “value-driven,” yet profitable deployment of a portfolio of proprietary and non-proprietary GPS/RF tracking (which may include alcohol and/or drug tracking), real-time monitoring and intervention products and services to corrections, probation, law enforcement and rehabilitation personnel worldwide, all in support of offender reformation and re-socialization initiatives.

Critical Accounting Policies

In Note 2 to the consolidated financial statements for the fiscal year ended September 30, 2010 included in our Form 10-K, as amended, we discuss those accounting policies that are considered to be significant in determining our results of operations and financial position.

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

Recent Developments

Subsequent to December 31, 2010, the following events occurred:

1)	On February 1, 2011, we entered into an agreement with the Federal Government of Mexico to provide services in 2011 on behalf of the Secretary of Public Security (SSP) and the citizens of Mexico.
2)	We issued 6,853,461 shares of common stock for the three months ended December 31, 2010 for Series D Preferred stock dividends, valued at $621,871.
3)	We issued 100,000 shares of common stock to an employee, valued at $11,000.
4)	We issued 294,285 shares of common stock for the three months ended December 31, 2010 contingency payments in connection with SMI Series A Preferred stock, valued at $27,957.

Results of Operations

Three months ended December 31, 2010, compared to three months ended December 31, 2009

Revenues

For the three months ended December 31, 2010, we had revenues from operations of $3,676,964, compared to $3,196,623 for the three months ended December 31, 2009, an increase of $480,341 (15%).  Of these revenues, $3,420,350 and $3,146,253 were from monitoring services for the three months ended December 31, 2010 and 2009, respectively, an increase of $274,097 (9%).  The increase in monitoring service revenues of $274,097 resulted primarily from two new contracts awarded to us to provide monitoring services of offenders in foreign countries.  Product revenues increased from $50,370 for the three months ended December 31, 2009 to $256,614 for the three months ended December 31, 2010, an increase of $206,244. The increase in product revenues of $206,244 resulted primarily from $180,000 of revenues recognized from the build out of a monitoring center in the Bahamas. For the three months ended December 31, 2010 and 2009, revenues from one piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated to $1,543,035 and $1,514,514, respectively.

Cost of Revenues

For the three months ended December 31, 2010, cost of revenues declined to $1,863,250 from $1,965,738 during the three months ended December 31, 2009, a decrease of $102,488 (5%).  Of these costs, $1,701,500 and $1,951,117 were costs associated with providing monitoring services for the three months ended December 31, 2010 and 2009, respectively, a decrease of $249,617 (13%).  The decrease in cost of revenues in connection with providing monitoring services resulted primarily from a reduction in communication cost of $260,600.  Costs associated with product revenues were $161,750 and $14,621 for the three months ended December 31, 2010 and 2009, respectively, an increase of $147,129. The increase in costs associated with product revenues was primarily attributable to the build out of a monitoring center in the Bahamas, which resulted in $146,202 of expenses.

Gross Profit and Margin

While focusing on the reductions in cost of revenues, we have been able to increase gross profit from $1,230,885, or 39% of revenues for the three months ended December 31, 2009, to $1,813,714, or 49% of revenues for the three months ended December 31, 2010.  Improving gross profit has been achieved primarily through reduced communication and direct labor cost initiatives and software enhancements.

Research and Development Expenses

During the three months ended December 31, 2010 and 2009, research and development expense was $330,828 and $287,717, respectively, and consisted primarily of expenses associated with the development of the ReliAlert™ device and related services both domestically and internationally.

Selling, General and Administrative Expenses

During the three months ended December 31, 2010, selling, general and administrative expenses from operations were $3,411,089 compared to $3,472,775 during the three months ended December 31, 2009.  The decrease of $61,686 is primarily due to decreases in consulting of $567,416 and legal and professional expense of $201,753.  The decreases are partially offset by increases in payroll and related taxes and benefits of $275,175, travel and related expenses of $120,032, and insurance costs of $68,345.

Interest Expense

During the three months ended December 31, 2010 and 2009, interest expense related to operations totaled $154,149 and $1,463,142, respectively. The decrease of $1,308,993 in interest expense resulted primarily from converting several debt instruments into Series D Preferred stock during the fiscal year ended September 30, 2010.

Liquidity and Capital Resources

We are currently unable to finance our business solely from cash flows from operating activities. During the three months ended December 31, 2010, we supplemented cash flows to finance our business from the issuance of debt and equity securities, providing net cash proceeds from financing activities of $2,211,576.

As of December 31, 2010, we had unrestricted cash of $660,584 and a working capital deficit of $3,242,354, compared to unrestricted cash of $1,126,232 and a working capital deficit of $3,394,932 as of September 30, 2010.  For the three months ended December 31, 2010, our operating activities used cash of $2,232,957, compared to $1,564,217 of cash used in operating activities for the three months ended December 31, 2009.

We used cash of $444,267 for investing activities during the three months ended December 31, 2010, compared to $151,202 of cash used in investing activities in the three months ended December 31, 2009.

Financing activities for the three months ended December 31, 2010, provided cash of $2,211,576 compared to $1,531,304 for the three months ended December 31, 2009. For the three months ended December 31, 2010, we had net proceeds of $2,537,500 from the issuance of Series D Convertible Preferred stock, $501,021 from the issuance of notes payable, and $300,000 from the issuance of related-party notes payable.  Cash decreased by $727,425 in connection with payments on notes payable and $300,000 in connection with payments on related-party notes payable, and $99,520 of payments on a related-party line of credit.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

We incurred a net loss of $2,069,733 for the three months ended December 31, 2010 and a loss from operations of $1,928,203. In addition, we had an accumulated deficit of $221,224,655 as of December 31, 2010.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2010 raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty include raising additional capital from the issuance of preferred stock and expanding its market for our ReliAlert™ portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and may have to cease operations.

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

Foreign Currency Risks.  We had $362,524 and $0 in revenues from sources outside the United States for the three months ended December 31, 2010 and 2009, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  We occasionally purchase goods and services in foreign currencies which resulted in currency exchange rate losses of $97 and $5,937 for the three months ended December 31, 2010 and 2009, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of December 31, 2010, we had $1,000,000 of borrowings outstanding on a line of credit with a bank with an interest rate of 3.25%.  The interest rate on this line of credit is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Our management evaluated,  with the participation of our chief executive officer and chief financial officer, the effectiveness of the our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There was no change in our internal control over financial reporting during our quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2010, we did not sell any equity securities without registration under the Securities Act of 1933.

Item 5.    Other Information

None.

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

3(i)(10)
Articles of Amendment to the Articles of Incorporation and Certificate of Amendment to the Designation of Rights and Preferences Related to Series D 8% Convertible Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-K filed in January 2010).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).
3(iii)	Amended and Restated Bylaws.
4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).
10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
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

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SecureAlert, Inc.

Date: February 14, 2011	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2011	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)