Form 10-Q
period 2011-03-31
SecureAlert, Inc.
filed 2011-05-16
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of May 10, 2011 was 406,676,349.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2011	September 30, 2010
Current assets:
Cash	$661,114	$1,126,232
Accounts receivable, net of allowance for doubtful accounts of $735,300 and $366,800, respectively	2,078,188	1,339,513
Notes receivable, current portion	65,000	-
Prepaid expenses and other	961,377	791,986
Inventory, net of reserves of $0 and $47,118, respectively	311,440	345,529
Total current assets	4,077,119	3,603,260
Property and equipment, net of accumulated depreciation of $2,386,736 and $2,235,683, respectively	1,461,904	1,485,322
Monitoring equipment, net of accumulated depreciation of $3,217,397 and $2,788,309, respectively	2,683,963	1,683,356
Notes receivable, net of current portion	155,000	-
Goodwill	3,910,063	3,910,063
Intangible assets, net of amortization of $348,503 and $274,159, respectively	324,498	398,842
Other assets	167,439	107,618
Total assets	$12,779,986	$11,188,461

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	March 31, 2011	September 30, 2010
Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$1,000,000	$1,000,000
Accounts payable	3,263,121	2,059,896
Accrued expenses	2,508,860	1,904,295
Dividends payable	435,767	555,110
Deferred revenue	92,092	80,890
Related-party note payable and line of credit	954,461	150,000
Stock subscription payable	225,000	-
SecureAlert Monitoring Series A Preferred stock redemption obligation	33,592	114,032
Current portion of long-term debt	1,716,012	1,133,969
Total current liabilities	10,228,905	6,998,192
Long-term debt, net of current portion	837,325	1,060,418
Total liabilities	11,066,230	8,058,610

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 70,000 shares designated; 22,884 and 35,407 shares outstanding, respectively (aggregate liquidation preference of $16,587,086)	2	4
Common stock, $0.0001 par value: 600,000,000 shares authorized; 400,394,051 and 280,023,255 shares outstanding, respectively	40,039	28,002
Additional paid-in capital	225,608,032	222,501,863
Subscription receivable	-	(50,000)
Accumulated deficit	(223,714,738)	(219,164,945)
Total SecureAlert, Inc. stockholders’ equity	1,933,335	3,314,924
Non-controlling interest	(219,579)	(185,073)
Total equity	1,713,756	3,129,851
Total liabilities and stockholders’ equity	$12,779,986	$11,188,461

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Products	$196,171	$88,626	$452,785	$138,996
Monitoring services	3,692,860	2,917,662	7,113,210	6,063,915
Total revenues	3,889,031	3,006,288	7,565,995	6,202,911

Cost of revenues:
Products	33,878	7,431	195,628	22,052
Monitoring services	2,102,727	1,686,958	3,804,227	3,638,075
Total cost of revenues	2,136,605	1,694,389	3,999,855	3,660,127

Gross profit	1,752,426	1,311,899	3,566,140	2,542,784

Operating expenses:
Selling, general and administrative (including $272,978, $251,320, $322,753 and $948,178, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	3,478,066	2,755,207	6,889,155	6,227,982
Settlement expense	-	-	-	1,150,000
Research and development	445,579	383,564	776,407	671,281
Impairment of goodwill (note 5)	-	204,735	-	204,735

Loss from operations	(2,171,219)	(2,031,607)	(4,099,422)	(5,711,214)

Other income (expense):
Currency exchange rate loss	-	(2,147)	(97)	(8,084)
Change in redemption value in connection with SecureAlert Monitoring Series A Preferred stock	1,507	(61,375)	16,683	(25,694)
Interest income	1	6,534	222	13,141
Interest expense (including $40,432, $1,926,583, $42,350 and $2,918,050, respectively, paid in stock, stock options / warrants, or as a result of amortization of debt discount)	(337,723)	(2,147,508)	(491,872)	(3,610,650)
Loss on disposal of equipment	(11,282)	(8,713)	(11,282)	(8,713)
Derivative valuation gain	-	728,561	-	200,534
Other income (expense), net	4,149	10,822	1,469	120,044
Net loss	(2,514,567)	(3,505,433)	(4,584,299)	(9,030,636)
Net loss (income) attributable to non-controlling interest	24,484	109,096	34,506	109,096
Net loss attributable to SecureAlert, Inc.	(2,490,083)	(3,396,337)	(4,549,793)	(8,921,540)
Dividends on Series D Preferred stock	(435,767)	(359,479)	(1,057,638)	(359,479)
Net loss attributable SecureAlert, Inc. to common stockholders	$(2,925,850)	$(3,755,816)	$(5,607,431)	$(9,281,019)
Net loss per common, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average common shares outstanding, basic and diluted	349,138,000	211,919,000	320,208,000	211,611,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net Loss	$(4,584,299)	$(9,030,636)
Adjustments to reconcile net income to net cash used in operating activities:	-	-
Depreciation and amortization	749,611	673,285
Common stock issued for services	-	27,500
Amortization of deferred financing and consulting costs	-	421,686
Non-cash compensation related to re-pricing of stock options	-	498,992
Amortization of debt discount	-	2,918,050
Settlement expense	-	1,150,000
Change in redemption value in connection with SecureAlert Monitoring Series A Preferred stock	(16,683)	25,694
Increases in related-party line of credit for services	143,395	48,978
Impairment of goodwill	-	204,735
Derivative liability valuation gain	-	(200,534)
Vesting of stock options and warrants issued for services	172,243	-
Issuance of common stock to employee	10,510	-
Issuance of Series D Preferred shares in connection with forbearance	140,000	-
Beneficial conversion feature recorded as interest expense	42,350	-
Loss on disposal of property and equipment	11,282	8,713
Loss on disposal of monitoring equipment and parts	81,176	45,398
Change in assets and liabilities:	-	-
Accounts receivable, net	(738,675)	79,750
Notes receivable	(175,000)	-
Inventories	34,089	131,469
Prepaid expenses and other assets	(229,211)	(18,906)
Accounts payable	1,203,226	72,349
Accrued expenses	558,204	(30,021)
Deferred revenue	11,202	(11,774)
Net cash used in operating activities	(2,586,580)	(2,985,272)

Cash flow from investing activities:
Purchase of property and equipment	(90,894)	(36,824)
Purchase of monitoring equipment and parts	(1,379,874)	(808,197)
Issuance of note receivable	(45,000)	-
Net cash used in investing activities	(1,515,768)	(845,021)

Cash flow from financing activities:
Principal payments on related-party line of credit	(167,571)	(125,000)
Borrowings on related-party notes payable	1,100,000	500,000
Principal payments on related-party notes payable	(300,000)	-
Proceeds from notes payable	1,001,924	449
Principal payments on notes payable	(829,623)	(286,832)
Payments on Series A 15% Debentures	-	(25,000)
Net proceeds from issuance of Series D Convertible Preferred stock	2,832,500	6,196,000
Principal payments on notes payable related to acquisitions	-	(100,000)
Net borrowings on bank line of credit	-	745,996
Net cash provided by financing activities	3,637,230	6,905,613
Net increase (decrease) in cash	(465,118)	3,075,320
Cash, beginning of period	1,126,232	602,321
Cash, end of period	$661,114	$3,677,641

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010

Cash paid for interest	356,521	916,913

Supplemental schedule of non-cash investing and financing activities:	-	-
Issuance of 631,708 and 1,400,000 shares of common stock, respectively for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	63,758	158,469
Issuance of 107,658,000 and 0 shares of common stock, respectively, from the conversion of Series D Preferred stock	10,766	-
Issuance of 0 and 3,150,000 stock options, respectively, for deferred consulting	-	347,397
Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	-	16,681,753
Issuance of common stock in satisfaction of dividends payable on Series D Convertible Preferred stock	1,176,981	359,479
Note payable issued to acquire remaining shares of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	-	1,049,631
Liabilities forgiven as part of acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	-	330,262
Non-controlling interest assumed through acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	-	335,086
Conversion effect on derivative liability	-	1,018,892
Cancellation of subscription receivable	50,000	-
Cancellation of 50,000 and 0 shares of common stock, respectively, for services	5	-
Series D Preferred stock dividends earned	1,057,638	-
Issuance of Series D Preferred stock to settle accrued liabilities	12,500	-
Note payable issued to acquire monitoring equipment	165,000	30,000
Note payable issued to acquire property and equipment	109,148	38,166

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2011, and results of its operations for the three and six months ended March 31, 2011 and 2010.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2010.  The results of operations for the three and six months ended March 31, 2011 may not be indicative of the results for the fiscal year ending September 30, 2011.

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

Management’s plans with respect to this uncertainty include raising additional capital from the issuance of preferred stock, entering into debt financing agreements, and expanding the market for its ReliAlert™ portfolio of products and services.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

(3)           PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of SecureAlert and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(4)           RECENTLY ISSUED ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  During the six months ended March 31, 2011 and 2010, the Company impaired goodwill from Court Programs, Inc. by $0 and $204,735, respectively.

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

Product Sales
The Company may sell its monitoring devices in certain situations to its customers. In addition, the Company may sell equipment in connection with the building out and setting up a monitoring center on behalf of its customers. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL™ and ReliAlert™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

(7)           GEOGRAPHIC INFORMATION

During the six months ended March 31, 2011, the Company began recognizing revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the three and six months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
United States of America	$3,397,737	$3,006,288	$6,712,177	$6,202,911
Federative Republic of Brazil	87,069	-	267,679	-
Commonwealth of the Bahamas	133,421	-	313,421	-
Mexico	270,000	-	270,000	-
Other foreign countries	804	-	2,718	-
Total	$3,889,031	$3,006,288	$7,565,995	$6,202,911

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of March 31, 2011 and September 30, 2010, were as follows:

	Net Property and Equipment		Net Monitoring Equipment

	March 31, 2011	September 30, 2010	March 31, 2011	September 30, 2010
United States of America	$1,444,588	$1,466,001	$2,467,559	$1,567,567
Federative Republic of Brazil	11,501	12,779	130,380	113,798
Commonwealth of the Bahamas	5,815	6,542	31,251	-
Mexico	-	-	51,749	-
Other foreign countries	-	-	3,024	1,991
Total	$1,461,904	$1,485,322	$2,683,963	$1,683,356

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of March 31, 2011 and 2010, there were 203,652,147 and 259,378,165 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common stock equivalents outstanding as of March 31, 2011 and 2010, consisted of the following:

	March 31, 2011	March 31, 2010
Conversion of debt and accrued interest	17,520,410	750,000
Conversion of Series D Preferred stock	137,304,000	214,950,000
Exercise of outstanding common stock options and warrants	24,827,737	19,678,165
Exercise and conversion of outstanding Series D Preferred stock options and warrants	24,000,000	24,000,000
Total common stock equivalents	203,652,147	259,378,165

As of March 31, 2011, 8,935 of the 22,884 shares of Series D Preferred stock outstanding were able to be converted into common stock due to the terms outlined in the Certificate of Designation of Series D Convertible Preferred Stock and certain forbearance agreements obtained by the Company whereby the holders agreed not to convert until July 1, 2011 through October 1, 2011.  As of March 31, 2011 and 2010, the common equivalents in connection with forbearance agreements obtained by the Company under which the holders deferred their rights to convert shares of Series D Preferred stock to common stock were 83,694,000 and 0 shares, respectively.

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of products that are available for sale and raw materials used in the deployment of TrackerPAL™, ReliAlert™, and other products.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of March 31, 2011 and September 30, 2010, respectively, inventory consisted of the following:

	March 31, 2011	September 30, 2010
Raw materials	$311,440	$392,647
Reserve for damaged or obsolete inventory	-	(47,118)
Total inventory, net of reserves	$311,440	$345,529

(10)           PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2011 and September 30, 2010, were as follows:

	March 31, 2011	September 30, 2010
Equipment, software and tooling	$2,657,164	$2,595,797
Automobiles	398,890	334,917
Building	377,555	377,555
Leasehold improvements	130,207	127,912
Furniture and fixtures	284,824	284,824
Total property and equipment before accumulated depreciation	3,848,640	3,721,005
Accumulated depreciation	(2,386,736)	(2,235,683)

Property and equipment, net of accumulated depreciation	$1,461,904	$1,485,322

Depreciation expense for the six months ended March 31, 2011 and 2010, was $212,181 and $213,476, respectively.

As of March 31, 2011 and September 30, 2010, $280,715 and $249,536 of assets included in the property and equipment, respectively, have not been put into use and were not depreciated.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the six months ended March 31, 2011 and 2010, the Company disposed of property and equipment with a net book value of $11,282 and $8,713, respectively.

(11)           MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2011 and September 30, 2010, was as follows:

	March 31, 2011	September 30, 2010
Monitoring equipment	$5,901,360	$4,471,665
Less: accumulated amortization	(3,217,397)	(2,788,309)
Monitoring equipment, net of accumulated depreciation	$2,683,963	$1,683,356

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the six months ended March 31, 2011 and 2010, was $463,085 and $387,701, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the six months ended March 31, 2011 and 2010, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $81,176 and $45,398, respectively.

(12)           GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2011, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and SecureAlert Enterprise Solutions, Inc., also known as Bishop Rock Software.  The Company has also entered into a license agreement related to the use of certain patents. The following table summarizes the balance of goodwill and intangible assets as of March 31, 2011:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	Total

Goodwill	$1,421,995	$2,488,068	$-	$-	$3,910,063
Other intangible assets
Trade name	120,000	99,000	10,000	-	229,000
Software	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	6,000
Patent license agreement	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	8,000
Total other intangible assets	122,000	111,000	390,001	50,000	673,001
Accumulated amortization	(28,666)	(32,000)	(281,355)	(6,482)	(348,503)
Other intangible assets, net of accumulated amortization	93,334	79,000	108,646	43,518	324,498
Total goodwill and other intangible assets, net of amortization	$1,515,329	$2,567,068	$108,646	$43,518	$4,234,561

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

The Company recorded no impairment of goodwill for the six months ended March 31, 2011.  As of March 31, 2011, the Company had a balance of goodwill of $1,421,995 and $122,000 of other intangible assets, as noted in the table above.

The Company recorded $4,000 of amortization expense for Midwest intangible assets during the six months ended March 31, 2011 resulting in a total accumulated amortization of $28,666 and net other intangible assets of $93,334.

Court Programs
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”).  In addition, the Company purchased the remaining 49% ownership interest effective March 1, 2010.  Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on probation.  The Company acquired Court Programs to utilize its preexisting business relationships to gain more market share and expand available service offerings.

The Company recorded no impairment of goodwill for the six months ended March 31, 2011.  As of March 31, 2011, the Company had a balance of goodwill of $2,488,068 and $111,000 of other intangible assets, as noted in the table above.

The Company recorded $3,900 of amortization expense on intangible assets for Court Programs during the six months ended March 31, 2011, resulting in a total accumulated amortization of $32,000 and net other intangible assets of $79,000.

Bishop Rock Software
Effective January 14, 2009, the Company purchased all of the assets of Bishop Rock Software, Inc., a California corporation, through a wholly-owned subsidiary, SecureAlert Enterprise Solutions, Inc. (commonly known as “Bishop Rock Software”).

The Company recorded $63,667 of amortization expense on intangible assets for Bishop Rock Software during the six months ended March 31, 2011, resulting in a total accumulated amortization of $281,355 and net intangible assets of $108,646.

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

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance was paid on February 3, 2011. The Company recorded $2,778 of amortization expense for the patent during the six months ended March 31, 2011, resulting in a total accumulated amortization of $6,482 and net intangible assets of $43,518.

(13)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
Accrued payroll, taxes and employee benefits	$704,898	$536,501
Accrued consulting	618,180	304,025
Accrued loan origination fees	411,401	344,370
Accrued interest	312,792	219,791
Accrued warranty and manufacturing costs	122,100	138,622
Accrued other expenses	70,775	68,802
Accrued outside services	57,201	68,730
Accrued indigent fees	53,726	45,434
Accrued board of directors fees	51,469	25,000
Accrued patent liability	-	32,550
Accrued cellular costs	40,936	6,366
Accrued administration fees	34,800	25,000
Accrued legal and settlement costs	30,582	38,111
Accrued research and development costs	-	2,993
Accrued acquisition extension costs	-	48,000
Total accrued expenses	$2,508,860	$1,904,295

(14)           DEBT OBLIGATIONS

Debt obligations as of March 31, 2011 and September 30, 2010, consisted of the following:

	March 31, 2011	September 30, 2010
Notes payable for testing equipment with an interest rate of 8%. The notes are secured by testing equipment. The notes mature in June 2011 and December 2011.	$10,292	$17,609

Capital leases with effective interest rates that range between 9.58% and 17.44% that mature from December 2012 to September 2013.	127,227	114,388

Secured promissory note with an individual with an interest rate of 12%. The note matures on July 13, 2011.	299,631	499,631

Secured notes with three parties bearing an interest rate of 12%. The notes matures on May 31, 2011. The notes may convert into shares of common stock at 50% of the fair market value of the stock if the notes are not paid by the maturity date.	500,000	-

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through September 2012.	800,000	887,500

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	217,554	220,156

Unsecured revolving line of credit with a bank with an effective interest rate of 9.24%. As of March 31, 2011, $58,000 was available for withdrawal under the line of credit.	-	12,348

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.09% and is due in June 2014.	22,031	24,994

Capital leases with effective interest rates that range between 14.12% and 14.89% that mature through November 2011.	17,997	26,629

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of March 31, 2011, $10,553 was available for withdrawal under the line of credit.	39,737	39,743

Notes payable to a financial institution bearing interest at 6.37%. Notes mature in August 2011 and August 2016. The notes are secured by property.	80,317	116,328

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature through November 2011. The notes are secured by monitoring equipment.	3,006	5,174

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 5.9% and 9.0%, due between January 2010 and February 2016.	183,970	126,905

Capital leases with effective interest rates that range between 10.2% and 14.7%. Leases mature between February 2014 and March 2016.	251,575	102,982

Total debt obligations	2,553,337	2,194,387
Less current portion	(1,716,012)	(1,133,969)
Long-term debt, net of current portion	$837,325	$1,060,418

During the six months ended March 31, 2011, the Company borrowed $500,000 from three unrelated entities. These notes bore interest at 12% per annum and had a 5% origination fee.  The notes were repaid as of March 31, 2011.

(15)           RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Agreement and Note

On June 24, 2010, the Company and ADP Management Corporation ("ADP") entered into an agreement whereby ADP agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL™ II (e) and ReliAlert™ devices and to provide additional working capital to the Company.  ADP is controlled by the Company’s Chief Executive Officer.  The Company agreed to pay a 10% origination fee to ADP for money loaned and/or invested (for a maximum of $500,000) convertible into shares of Series D Preferred stock ($600 per share rate, effective conversion rate of $0.10 per share of common stock) or cash and interest at a rate of 16% per annum is payable quarterly.  The amounts due under this note are due upon demand.

As of September 30, 2010, the Company owed $0 to ADP under the note and $449,755 of accrued interest and origination fees was included in accrued expenses (see Note 13).

During the six months ended March 31, 2011, increases to the note consisted of $450,000 of advances, $136,679 of expenses owed to ADP that are reimbursable by the Company, $58,668 in origination fees in connection with the agreement, $78,498 in accrued interest, offset, in part, by cash repayments of $377,359 resulting in an outstanding balance of $796,241 as of March 31, 2011. Of the $796,241, $254,461 is recorded as a note payable and $541,780 is included in accrued expenses (see Note 13).

The majority of the interest of $78,498 accrued during the six months ended March 31, 2011 and due to ADP reflects an incremental interest rate of 12.75% on a $1,000,000 bank line of credit facilitated by ADP by the pledge of certificates of deposit owned by ADP as collateral for the loan.  Subsequent to March 31, 2011, the line of credit was paid in full by ADP and the bank released the Company from its obligation.  The Company executed a promissory note payable to ADP in the amount of $1,000,000 for satisfying the line of credit obligation.  The amount due under this note is now recognized as a liability to ADP.  Additionally, the Company recorded $42,350 as interest expense to account for a beneficial conversion feature in connection with the agreement.

ADP has the option to convert the outstanding balance of $796,241 and any unpaid interest into shares of Series D Preferred stock ($600 to 1 share rate, effective conversion rate of $0.10 per share of common stock).

As of March 31, 2011, ADP loaned and/or assisted in facilitating approximately $4,030,380 of financing to the Company resulting in $403,038 in origination fees in connection with the agreement.

Related-Party Consulting Arrangement

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

During the fiscal year ended September 30, 2008, the Company issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP.  Effective July 1, 2010, the Board of Directors and ADP mutually agreed that the 1,000,000 shares of common stock previously issued would be returned and cancelled resulting in no prior obligation outstanding, but the Company would accrue $20,000 per month going forward to pay Mr. Derrick’s base salary.  Despite having returned the shares, the Company recorded $120,000 and $120,000 of expense associated with the consulting agreement during the six months ended March 31, 2011 and 2010, respectively, in connection with the consulting arrangement with ADP.

Related-Party Notes Payable

Note #1
During the six months ended March 31, 2011, the Company borrowed $250,000 from an officer of the Company.  The note bore interest at 12% per annum and had a 5% origination fee.  As of March 31, 2011, the Company owed $150,000 in principal plus $11,644 in accrued interest and fees. Subsequently, the principal and accrued interest and fees were repaid.

Note #2
Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000, together with interest on any unpaid amounts at 8% per annum.  Subsequent to March 31, 2011, the maturity date of this note was extended to November 1, 2012.  As of March 31, 2011 and September 30, 2010, the Company owed $150,000 in principal plus $15,421 and $9,181, respectively, in accrued interest under this note, which is payable to an employee of the Company (the former principal of Court Programs, Inc.).

Note #3
During the six months ended March 31, 2011, the Company borrowed $400,000 from one of its directors.  The notes bear interest at 8% per annum and are convertible into shares of Series D Preferred stock at $500 per share. As of March 31, 2011, the Company owed $400,000 in principal plus $4,778 in accrued interest.

(16)           COMMON STOCK

Authorized Shares

On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The amendment increased the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares.

Common Stock Issuances

During the six months ended March 31, 2011, the Company issued 120,370,796 shares of common stock.  Of these shares, 107,658,000 shares were issued upon conversion of 17,943 shares of Series D Preferred stock; 12,031,088 shares were issued to pay $1,176,981 of accrued dividends on Series D Preferred stock; 100,000 shares were issued to an employee; and 631,708 shares were issued to satisfy $63,758 in contingency payments on SMI Series A Preferred stock.  Additionally, the Company cancelled 50,000 shares of common stock that were previously issued for services that were never rendered.

(17)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

During the fiscal year ended September 30, 2006, the stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 10,000,000 shares were authorized for issuance pursuant to awards granted under the 2006 Plan.  As of September 30, 2010, no shares were available for awards under the 2006 Plan. During the six months ended March 31, 2011, the Company granted no awards under this plan.

For the six months ended March 31, 2011 and 2010, the Company calculated compensation expense of $172,242 and $33,703, respectively, related to the vesting of stock options granted in prior years. Compensation expense associated with unvested stock options and warrants of $273,011 will be recognized in future periods through September 30, 2013.

All Options and Warrants

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted no stock options during the six months ended March 31, 2011 and 2010.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on the simplified method allowed under generally accepted accounting principles. The expected volatility is based on the historical price volatility of common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options.

A summary of stock option activity for the six months ended March 31, 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	27,740,451	$0.36
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(2,912,714)	$0.28
Outstanding as of March 31, 2011	24,827,737	$0.29	3.06 years	$-
Exercisable as of March 31, 2011	18,764,606	$0.32	2.68 years	$-

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

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  During the six months ended March 31, 2011, the Company issued a total of 5,040 shares of Series D Preferred stock in consideration for $2,520,000 in net cash proceeds; 280 shares were issued to a non-related party to secure forbearance agreements with several parties deferring the holders’ conversion rights valued at $140,000; 200 shares were issued to a director for $87,500 in cash and $12,500 of reimbursable expenses; and 100 shares of Series D Preferred stock were returned in consideration for the cancellation of a $50,000 subscription receivable. During the six months ended March 31, 2011, the Company received $225,000 to purchase 450 shares of Series D Preferred stock, but the shares were not yet issued as of March 31, 2011 and the amount is recorded as a stock subscription payable.  As of March 31, 2011 and September 30, 2010, there were 22,884 and 35,407 Series D Preferred shares outstanding, respectively.

On March 28, 2011, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The Amendment increases the number of shares of Series D Preferred stock the Company is authorized to issue from 50,000 to 70,000 shares.  Under applicable Utah law, the Amendment was effective March 28, 2011. This increase of authorized shares has been reflected in the condensed consolidated balance sheets as of March 31, 2011 and September 30, 2010.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to 8% per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the six months ended March 31, 2011, the Company issued 12,031,088 shares of common stock to pay $1,176,981 of accrued dividends on the Series D Preferred stock earned during the three months ended September 30, 2010 and three months ended December 31, 2010. Subsequent to March 31, 2011, the Company issued 4,432,386 shares of common stock to pay $435,767 of accrued dividends on Series D Preferred stock earned during the three months ended March 31, 2011.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock commencing after 90 days from the date of issue.  During the six months ended March 31, 2011, 17,943 shares of Series D Preferred stock were converted into 107,658,000 shares of common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the stockholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of March 31, 2011 and September 30, 2010, there were 22,884 and 35,407 shares of Series D Preferred stock outstanding, respectively.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.  In the event of the liquidation, dissolution or winding up of the affairs of the Company (including in connection with a permitted sale of all or substantially all of the Company’s assets), whether voluntary or involuntary, the holders of shares of Series D Preferred Stock then outstanding will be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount per share equal to original issue price, as adjusted to reflect any stock split, stock dividend, combination, recapitalization and the like with respect to the Series D Preferred Stock.

Series D Preferred Stock Warrants
During the fiscal year ended September 30, 2010, the Company issued and vested warrants to purchase a total of 4,000 shares of Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The warrants were issued in connection with a financial advisory services agreement to restructure debt and raise additional capital.  As of March 31, 2011 and September 30, 2010, the Company had 4,000 Series D Preferred stock warrants issued and outstanding.

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

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A in exchange for 7,434,249 shares of the Company’s common stock valued at $8,549,386.  The former SMI Series A stockholders were entitled to receive quarterly contingency payments through March 23, 2011 based on a rate of $1.54 per day times the number of parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company is required to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A stockholders.

During the six months ended March 31, 2011, the Company issued 631,708 shares of common stock to satisfy $65,758 in contingency payments on SMI Series A Preferred stock.  As of March 31, 2011 and September 30, 2010, the Company accrued $33,592 and $114,032, respectively, for future and past contingency payments due to former SMI Series A stockholders.  Subsequent to March 31, 2011, the Company issued 349,912 shares of common stock to satisfy the remaining $33,592 in contingency payments on SMI Series A Preferred stock.

During the six months ended March 31, 2011 and 2010, the Company recorded income (loss) of $16,683 and ($25,694), respectively, to reflect the change between the estimated and actual contingency payments.

(19)           CHANGES IN EQUITY

A summary of the composition of equity of the Company at March 31, 2011 and 2010, and the changes during the six months then ended is presented in the following table:

	Total SecureAlert, Inc. Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at September 30, 2010	3,314,924	(185,073)	3,129,851
Issuance of common stock for:
Debt	63,758	-	63,758
Services	10,510	-	10,510
Dividends from Series D Preferred stock	1,176,981	-	1,176,981
Vesting of stock-based compensation	172,242	-	172,242
Beneficial conversion feature	42,351	-	42,351
Series D Preferred dividends	(1,057,638)	-	(1,057,638)
Issuance of Series D Preferred stock in connection with forbearance agreements	140,000	-	140,000
Issuance of Series D Preferred stock for cash	2,620,000	-	2,620,000
Net loss	(4,549,793)	(34,506)	(4,584,299)
Balance at March 31, 2011	1,933,335	(219,579)	1,713,756

	Total SecureAlert, Inc. Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at September 30, 2009	(11,988,228)	(384,593)	(12,372,821)
Issuance of common stock for:
Debt	158,469	-	158,469
Services	27,500	-	27,500
Amortization of deferred consulting	421,686	-	421,686
Acquisition of subsidiaries	268,393	335,087	603,480
Issuance of common stock warrants for services	498,992		498,992
Series D Preferred dividends	(359,479)	-	(359,479)
Conversion effect on derivative liability	1,018,892	-	1,018,892
Issuance of Series D Preferred stock for conversion of debt, accrued liabilities and interest	16,681,384		16,681,384
Issuance of Series D Preferred stock for cash	6,196,000	-	6,196,000
Net loss	(8,921,540)	(109,096)	(9,030,636)
Balance at March 31, 2010	4,002,069	(158,602)	3,843,467

(20)           COMMITMENTS AND CONTINGENCIES

Legal Matters

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denies these allegations and intends to vigorously defend against this complaint. The Company has also filed a counterclaim against RACO.  Discovery is scheduled to end on June 1, 2011.  We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 that the Company has already paid to Aculis.  The Company filed a Motion to Dismiss for Improper Venue or for Change of Venue and supporting memorandum on July 16, 2010.  Aculis filed its Memorandum in Opposition to the Motion to Dismiss on August 5, 2010.  The Company has filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  The parties have participated in mediation, and the lawsuit is proceeding. The Company intends to vigorously defend its interests and to pursue all appropriate counterclaims against Aculis.  We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

(21)            SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to March 31, 2011, the following events occurred:

1)	349,912 shares of common stock were issued for the three months ended March 31, 2011, to make contingency payments in connection with SMI Series A Preferred stock, valued at $33,592.

2)	4,432,386 shares of common stock were issued for the three months ended March 31, 2011 for Series D Preferred stock dividends, valued at $435,767.

3)	4,960 shares of Series D Preferred stock were issued for net cash proceeds of $2,480,000.

4)	510 shares of Series D Preferred stock were issued to an entity in connection with raising capital on behalf of the Company.

5)	655 shares of Series D Preferred stock were issued to an entity in connection with an agreement to raise $12,000,000 of capital on behalf of the Company over the next 18 months.

6)	The Company repaid a promissory note to an officer consisting of $150,000 in principal and $11,719 in accrued interest and fees.

7)	250 shares of Series D Preferred stock were converted into 1,500,000 shares of common stock.

8)
In May 2011, the bank line of credit of $1,000,000 was paid in full by ADP and the bank released the Company from its obligation.  The Company executed a promissory note payable to ADP in the amount of $1,000,000 for satisfying the line of credit obligation (see Note 15).

9)	In April 2011, the Company extended the period to purchase the remaining ownership of Midwest Monitoring and Surveillance, Inc. to May 23, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “projects,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the Securities and Exchange Commission.

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

Strategy

We expect to accomplish our objectives through the “value-driven,” yet profitable deployment of a portfolio of proprietary and non-proprietary GPS/RF tracking (which may include alcohol and/or drug tracking), real-time monitoring and intervention products and services to corrections, probation, law enforcement and rehabilitation personnel worldwide, all in support of offender reformation and re-socialization initiatives.

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

Results of Operations

Three months ended March 31, 2011, compared to three months ended March 31, 2010

For the three months ended March 31, 2011, we had revenues from operations of $3,889,031, compared to $3,006,288 for the three months ended March 31, 2010, an increase of $882,743 (29%).  Of these revenues, $3,692,860 and $2,917,662 were from monitoring services for the three months ended March 31, 2011 and 2010, respectively, an increase of $775,198 (27%).  The increase in monitoring service revenues resulted primarily from three new contracts awarded to us to provide monitoring services of offenders in foreign countries.  Product revenues increased from $88,626 for the three months ended March 31, 2010, to $196,171 for the three months ended March 31, 2011, an increase of $107,545.  The increase in product revenues resulted primarily from $45,000 of revenues recognized from the partial build out of an on-site incarceration monitoring system. For the three months ended March 31, 2011 and 2010, revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $1,614,218 and $1,483,875, respectively.

Cost of Revenues

For the three months ended March 31, 2011, cost of revenues increase to $2,136,605 from $1,694,389 during the three months ended March 31, 2010, an increase of $442,216 (26%).  Of these costs, $2,102,727 and $1,686,958 were costs associated with providing monitoring services for the three months ended March 31, 2011 and 2010, respectively, an increase of $415,769 (25%).  The increase in cost of revenues in connection with providing monitoring services resulted primarily from international costs, including the payment of commissions and services of $305,092 related to three new contracts entered into in fiscal year 2011.  Costs associated with product revenues were $33,878 and $7,431 for the three months ended March 31, 2011 and 2010, respectively, an increase of $26,447. The increase in costs associated with product revenues was primarily attributable to the partial build-out of an on-site incarceration monitoring system of $16,330, and an increase of devices lost or damaged by customers.

Gross Profit and Margin

While focusing on reducing the cost of revenues, we have been able to increase gross profit from $1,311,899, or 44% of revenues for the three months ended March 31, 2010, to $1,752,426, or 45% of revenues for the three months ended March 31, 2011.  Improving gross profit has been achieved primarily through reduced communication and freight cost initiatives and software enhancements.

Research and Development Expenses

During the three months ended March 31, 2011 and 2010, research and development expense was $445,579 and $383,564, respectively, and consisted primarily of expenses associated with the development of the ReliAlert™ device and related services both domestically and internationally. Additionally, this increase was driven by incremental certification costs and related expenses, which were required for the new ReliAlert™ device launch.

Selling, General and Administrative Expenses

During the three months ended March 31, 2011, selling, general and administrative expenses from operations were $3,478,066 compared to $2,755,207 during the three months ended March 31, 2010.  The increase of $722,859 is primarily due to increases in payroll and related taxes of $318,936, bad debt of $110,969, consulting of $75,104, and travel of $53,412. International market growth initiatives have also contributed to the increase of these expenses, as we continue to expand international markets.

Interest Expense

During the three months ended March 31, 2011 and 2010, interest expense related to operations totaled $337,723 and $2,147,508, respectively. The decrease of $1,809,785 resulted primarily from converting certain debt instruments into shares of Series D Preferred stock during the fiscal year ended September 30, 2010.

Six months ended March 31, 2011, compared to six months ended March 31, 2010

Revenues
For the six months ended March 31, 2011, we had revenues from operations of $7,565,995, compared to $6,202,911 for the six months ended March 31, 2010, an increase of $1,363,084 (22%).  Of these revenues, $7,113,210 and $6,063,915 were from monitoring services for the six months ended March 31, 2011 and 2010, respectively, an increase of $1,049,295 (17%).  The increase in monitoring service revenues resulted primarily from three new contracts awarded to us to provide monitoring services of offenders in foreign countries.  Product revenues increased from $138,996 for the six months ended March 31, 2010, to $452,785 for the six months ended March 31, 2011, an increase of $313,789. The increase in product revenues resulted primarily from $180,000 of revenues recognized from the build-out of a monitoring center in the Bahamas and $45,000 of revenues recognized from the build out of a domestic on-site incarceration monitoring system. For the six months ended March 31, 2011 and 2010, revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated were $3,157,253 and $2,998,389, respectively.

Cost of Revenues

For the six months ended March 31, 2011, cost of revenues increased to $3,999,855 from $3,660,127, during the six months ended March 31, 2010, an increase of $339,728 (9%).  Of these costs, $3,804,227 and $3,638,075 were costs associated with providing monitoring services for the six months ended March 31, 2011 and 2010, respectively, an increase of $166,152 (5%).  The increase in cost of revenues in connection with providing monitoring services resulted primarily from international costs, including the payment of commissions and services of $589,195 related to three new contracts in fiscal year 2011.  This increase was offset by a reduction in communication costs of $417,007.  Costs associated with product revenues were $195,628 and $22,052, for the six months ended March 31, 2011 and 2010, respectively, an increase of $173,576. The increase in costs associated with product revenues was primarily attributable to the build-out of a monitoring center in the Bahamas, which resulted in $146,202 of expenses, and the partial build-out of an on-site incarceration monitoring system of $16,330.

Gross Profit and Margin

While focusing on reducing the cost of revenues, we have been able to increase gross profit from $2,542,784, or 41% of revenues for the six months ended March 31, 2010, to $3,566,140, or 47% of revenues for the six months ended March 31, 2011.  Improving gross profit has been achieved primarily through reduced communication and freight cost initiatives and software enhancements.

Research and Development Expenses

During the six months ended March 31, 2011 and 2010, research and development expense was $776,407 and $671,281, respectively, and consisted primarily of expenses associated with the development of the ReliAlert™ device and related services both domestically and internationally. Additionally, this increase was driven by incremental certification costs and related expenses, which were required for the new ReliAlert™ device launch.

Selling, General and Administrative Expenses

During the six months ended March 31, 2011, selling, general and administrative expenses from operations were $6,889,155, compared to $6,227,982 during the six months ended March 31, 2010.  The increase of $661,173 is primarily due to increases in payroll and related taxes of $546,274, bad debt of $281,335, travel of $173,444, insurance of $106,168, outside services of $57,372, advertising and marketing of $55,624, and employee benefits of $51,026.  The increases are partially offset by decreases in consulting of $492,312, and legal and professional expenses of $269,875. International market growth initiatives have also contributed to the increase of these expenses, as we continue to expand international markets.

Interest Expense

During the six months ended March 31, 2011 and 2010, interest expense related to operations totaled $491,872 and $3,610,650, respectively. The decrease of $3,118,778 in interest expense resulted primarily from converting certain debt instruments into shares of Series D Preferred stock during the fiscal year ended September 30, 2010.

Liquidity and Capital Resources

We are currently unable to finance our business solely from cash flows from operating activities. During the six months ended March 31, 2011, we supplemented cash flows to finance our business from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $3,637,230.

As of March 31, 2011, we had unrestricted cash of $661,114 and a working capital deficit of $6,151,786, compared to unrestricted cash of $1,126,232 and a working capital deficit of $3,394,932 as of September 30, 2010.  For the six months ended March 31, 2011, our operating activities used cash of $2,586,580, compared to $2,985,272 of cash used in operating activities for the six months ended March 31, 2010.

We used cash of $1,515,768 for investing activities during the six months ended March 31, 2011, compared to $845,021 of cash used in investing activities in the six months ended March 31, 2010.

Financing activities for the six months ended March 31, 2011, provided cash of $3,637,230, compared to $6,905,613 for the six months ended March 31, 2010. For the six months ended March 31, 2011, we received net proceeds of $2,832,500 from the sale and issuance of shares of Series D Convertible Preferred stock, proceeds of $1,100,000 from the issuance of related-party debt and $1,001,924 from the issuance of notes payable.  Cash decreased by $829,623 due to payments on notes payable, $167,571 in net payments on a related-party line of credit and $300,000 due to payments on related-party notes payable.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

We incurred a net loss of $4,584,299 for the six months ended March 31, 2011, and a loss from operations of $4,099,422.  In addition, we had an accumulated deficit of $223,714,738 as of March 31, 2011.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K for the year ended September 30, 2010, raise substantial doubt about our ability to continue as a going concern.  The unaudited condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty include raising additional capital from the sale and issuance of equity securities, entering into debt financing agreements and additional borrowings, and expanding our market for our ReliAlert™ portfolio of product and monitoring services.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had $853,818 and $0 in revenues from sources outside the United States for the six months ended March 31, 2011 and 2010, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  We occasionally purchase goods and services in foreign currencies which resulted in currency exchange rate losses of $97 and $8,084 for the six months ended March 31, 2011 and 2010, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of March 31, 2011, we had $1,000,000 of borrowings outstanding on a line of credit with a bank with an interest rate of 3.25%.  The interest rate on this line of credit is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal. Subsequent to March 31, 2011, the line of credit was paid in full by ADP and the bank released the Company from its obligation (see Note 15).

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Our management evaluated,  with the participation of our chief executive officer and chief financial officer, the effectiveness of the our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There was no change in our internal control over financial reporting during our quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

We are party to the following legal proceedings:

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denies these allegations and intends to vigorously defend against this complaint. The Company has also filed a counterclaim against RACO.  Discovery is scheduled to end on June 1, 2011. We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 that the Company has already paid to Aculis.  The Company filed a Motion to Dismiss for Improper Venue or for Change of Venue and supporting memorandum on July 16, 2010.  Aculis filed its Memorandum in Opposition to the Motion to Dismiss on August 5, 2010.  The Company has filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  The parties have participated in mediation, and the lawsuit is proceeding. The Company intends to vigorously defend its interests and to pursue all appropriate counterclaims against Aculis. We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2011, we sold the following equity securities without registration under the Securities Act of 1933:

Common Stock

We issued a total of 12,031,088 shares of our restricted common stock as payment of dividends on our Series D Convertible Preferred Stock.

Additionally, subsequent to March 31, 2011, we issued a total of 4,432,386 shares of our restricted common stock as payment of dividends on our Series D Convertible Preferred Stock

Series D Convertible Preferred Stock

We issued a total of 5,240 shares of our Series D Convertible Preferred Stock for cash consideration of $500 per share to accredited investors.  Additionally, we issued 280 shares of our Series D Convertible Preferred Stock to a non-related party to secure forbearance agreements with several parties deferring the holders’ conversion rights.

 In each of the transactions listed above, the shares of common stock were issued in private transactions without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).
3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).
3(iii)	Amended and Restated Bylaws (previously filed in February 2011 the Form 10-Q for the three months ended December 31, 2010).
4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).
10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
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

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.xml	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBLR Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SecureAlert, Inc.

Date: May 16, 2011	By:	/s/ David G. Derrick
David G. Derrick,
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)