Form 10-Q
period 2011-06-30
SecureAlert, Inc.
filed 2011-08-15
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
(Address of principal executive offices)                                  (Zip Code)

(801) 451-6141
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   ☑  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of August 1, 2011 was 489,255,655.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2011	September 30, 2010
Current assets:
Cash	$665,840	$1,126,232
Accounts receivable, net of allowance for doubtful accounts of $1,034,000 and $366,800, respectively	1,912,696	1,339,513
Notes receivable, current portion	75,000	-
Prepaid expenses and other	1,234,318	791,986
Inventory, net of reserves of $39,528 and $47,118, respectively	302,729	345,529
Total current assets	4,190,583	3,603,260
Property and equipment, net of accumulated depreciation of $2,493,317 and $2,235,683, respectively	1,379,318	1,485,322
Monitoring equipment, net of accumulated depreciation of $3,542,160 and $2,788,309 and reserves of	3,003,806	1,683,356
$152,897 and $0, respectively
Notes receivable, net of current portion	140,000	-
Goodwill	6,101,449	3,910,063
Intangible assets, net of amortization of $385,675 and $274,159, respectively	287,326	398,842
Other assets	80,130	107,618
Total assets	$15,182,612	$11,188,461

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	June 30, 2011	September 30, 2010
Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$-	$1,000,000
Accounts payable	3,363,365	2,059,896
Accrued expenses	2,629,107	1,904,295
Dividends payable	429,889	555,110
Deferred revenue	85,052	80,890
Related-party note payable and line of credit	890,000	150,000
SecureAlert Monitoring Series A Preferred stock redemption obligation	-	114,032
Current portion of long-term debt	1,057,100	1,133,969
Total current liabilities	8,454,513	6,998,192
Long-term debt, net of current portion	2,026,819	1,060,418
Total liabilities	10,481,332	8,058,610

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 32,397 and 35,407 shares outstanding, respectively (aggregate liquidation preference of $16,587,086)	3	4
Common stock, $0.0001 par value: 600,000,000 shares authorized; 419,714,349 and 280,023,255 shares outstanding, respectively	41,971	28,002
Additional paid-in capital	230,819,817	222,501,863
Subscription receivable	-	(50,000)
Accumulated deficit	(226,160,511)	(219,164,945)
Total SecureAlert, Inc. stockholders’ equity	4,701,280	3,314,924
Non-controlling interest	-	(185,073)
Total equity	4,701,280	3,129,851
Total liabilities and stockholders’ equity	$15,182,612	$11,188,461

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Products	$701,286	$86,384	$1,154,071	$225,380
Monitoring services	3,729,220	2,992,842	10,842,430	9,056,757
Total revenues	4,430,506	3,079,226	11,996,501	9,282,137

Cost of revenues:
Products	448,723	5,088	644,351	27,140
Monitoring services	1,952,347	1,710,373	5,756,574	5,348,448
Total cost of revenues	2,401,070	1,715,461	6,400,925	5,375,588

Gross profit	2,029,436	1,363,765	5,595,576	3,906,549

Operating expenses:
Selling, general and administrative (including $76,743, $120,174,$399,496 and $1,068,352, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	3,859,014	2,703,819	10,748,168	8,931,801
Settlement expense	-	-	-	1,150,000
Research and development	350,296	490,258	1,126,703	1,161,539
Impairment of goodwill	-	-	-	204,735

Loss from operations	(2,179,874)	(1,830,312)	(6,279,295)	(7,541,526)

Other income (expense):
Currency exchange rate loss	-	(672)	(97)	(8,756)
Redemption of SecureAlert Monitoring Series A Preferred	-	4,431	16,683	(21,263)
Interest income	-	86	222	13,227
Interest expense (including $0, $88,247, $42,350 and $3,006,297, respectively, paid in stock, stock options / warrants, or as a result of amortization of debt discount)	(143,364)	(229,582)	(635,236)	(3,840,232)
Loss on disposal of equipment	-	-	(11,282)	(8,713)
Derivative valuation gain	-	-	-	200,534
Other income (expense), net	(56,278)	1,811	(54,811)	121,855
Net loss	(2,379,516)	(2,054,238)	(6,963,816)	(11,084,874)
Net loss (income) attributable to non-controlling interest	(66,256)	12,645	(31,750)	121,741
Net loss attributable to SecureAlert, Inc.	(2,445,772)	(2,041,593)	(6,995,566)	(10,963,133)
Dividends on Series D Preferred stock	(429,889)	(579,892)	(1,487,527)	(939,371)
Net loss attributable to SecureAlert, Inc. common shareholders	$(2,875,661)	$(2,621,485)	$(8,483,093)	$(11,902,504)
Net loss per common, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Weighted average common shares outstanding, basic and diluted	409,175,000	222,468,000	349,864,000	215,230,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net Loss	$(6,963,816)	$(11,084,874)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,225,491	1,061,652
Common stock issued for services	-	27,500
Amortization of deferred financing and consulting costs	-	541,860
Non-cash compensation related to re-pricing of stock options	-	498,992
Amortization of debt discount	-	2,918,050
Settlement expense	-	1,150,000
Non-cash interest expense related to a beneficial conversion feature	42,350	62,737
Common stock issued in connection with debt	-	25,510
Change in redemption value in connection with SecureAlert Monitoring
Series A Preferred stock	(16,683)	21,263
Increases in related-party line of credit for services	515,536	117,193
Impairment of goodwill	-	204,735
Derivative liability valuation gain	-	(200,534)
Vesting of stock options and warrants issued for services	248,986	-
Issuance of common stock to employee	10,510	-
Issuance of Series D Preferred shares in connection with forbearance	140,000	-
Loss on disposal of property and equipment	11,282	24,221
Loss on disposal of monitoring equipment and parts	90,812	60,016
Change in assets and liabilities:
Accounts receivable, net	(573,183)	(9,517)
Notes receivable	(170,000)	-
Inventories	(234,400)	252,257
Prepaid expenses and other assets	(414,841)	(81,103)
Accounts payable	1,303,470	91,999
Accrued expenses	67,467	(56,376)
Deferred revenue	4,162	(25,917)
	(4,712,857)	(4,400,336)

Cash flow from investing activities:
Purchase of property and equipment	(116,658)	(241,491)
Purchase of monitoring equipment and parts	(1,764,132)	(1,588,093)
Payment related to acquisition	(400,000)	-
Issuance of note receivable	(45,000)	-
	(2,325,790)	(1,829,584)

Cash flow from financing activities:
Principal payments on related-party line of credit	(188,634)	(137,970)
Borrowings on related-party notes payable	1,100,000	500,000
Principal payments on related-party notes payable	(450,000)	(500,000)
Proceeds from notes payable	1,282,838	3,217
Principal payments on notes payable	(1,239,954)	(595,393)
Payments on Series A 15% debentures	-	(25,000)
Net proceeds from issuance of Series D Convertible Preferred stock	6,074,005	7,615,300
Principal payments on notes payable related to acquisitions	-	(100,000)
Net borrowings on bank line of credit	-	747,400
	6,578,255	7,507,554
Net increase (decrease) in cash	(460,392)	1,277,634
Cash, beginning of period	1,126,232	602,321
Cash, end of period	$665,840	$1,879,955

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	June 30,
	2011	2010

Cash paid for interest	$645,396	$1,088,120

Supplemental schedule of non-cash investing and financing activities:
Issuance of 981,620 and 5,160,858 shares of common stock, respectively for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	97,350	609,772
Note payable issued to acquire monitoring equipment and property and equipment	274,148	190,487
Issuance of 0 and 3,150,000 stock options, respectively, for deferred consulting	-	347,397
Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	1,631,000	16,884,874
Issuance of 16,463,474 and 2,925,817 shares of common stock in connection with Series D Preferred stock dividends	1,612,748	359,479
Note payable issued to acquire remaining shares of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	-	1,049,631
Liabilities forgiven as part of acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs ofIllinois, Inc.	-	330,262
Non-controlling interest assumed through acquisition of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., andCourt Programs of Illinois, Inc.	-	335,086
Conversion effect on derivative liability	-	1,018,892
Issuance of 0 and 150,000 shares of common stock to purchase an additional 2.145% ownership of Midwest Monitoring & Surveillance, Inc.	-	18,000
Issuance of 122,196,000 and 19,896,000 of common stock from the conversion of 20,366 and 3,316 shares of Series D Preferred stock	12,220	1,990
Series D Preferred stock dividends earned	1,487,527	939,371
Accrued liabilities and notes recorded in connection with the acquisition of Midwest Monitoring & Surveillance, Inc.	1,638,064	144,000
Subscription receivable issued for Series D Preferred stock	-	50,000
Patent acquired through accrued liability	-	50,000
Cancellation of 50,000 and 0 shares of common stock, respectively, for services	5	-
Cancellation of subscription receivable	50,000	-
Issuance of Series D Preferred stock to settle accrued liabilities	12,500
Non-controlling interest acquired through acquisition of Midwest	153,323	-

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2011, and results of its operations for the three and nine months ended June 30, 2011 and 2010.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2010.  The results of operations for the three and nine months ended June 30, 2011 may not be indicative of the results for the fiscal year ending September 30, 2011.

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

Management’s plans with respect to this uncertainty include expanding the market for its ReliAlert™ portfolio of products and services, raising additional capital from the issuance of preferred stock, entering into debt financing agreements.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  During the nine months ended June 30, 2011 and 2010, the Company impaired goodwill from Court Programs, Inc. by $0 and $204,735, respectively.

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

The Company typically leases its devices under one-year contracts with customers that opt to use the Company’s monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or 7 to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

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

The Company sells and installs standalone tracking systems that do not require ongoing monitoring by the Company.  The Company has experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs, therefore the Company recognizes revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations.  The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion.  The Company evaluates its estimated labor hours and costs and determines the estimated gross profit or loss on each installation for each reporting period.  If it is determined that total cost estimates are likely to exceed revenues, the Company accrues the estimated losses immediately.

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

Other Matters
The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due.  Normal payment terms for the sale of monitoring services and products are due upon receipt to 30 days.  The Company sells its devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Also, distributors have no price protection or stock protection rights with respect to devices sold to them by the Company.  Generally, title and risk of loss pass to the buyer upon delivery of the devices.

The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

Shipping and handling fees charged to customers are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

(7)           GEOGRAPHIC INFORMATION

During the nine months ended June 30, 2011, the Company began recognizing revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the three and nine months ended June 30, 2011 and 2010, are as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States of America	$4,110,977	$3,079,226	$10,823,154	$9,282,137
Federative Republic of Brazil	-	-	267,679	-
Commonwealth of the Bahamas	316,167	-	629,588	-
Mexico	-	-	270,000	-
Other foreign countries	3,362	-	6,080	-
Total	$4,430,506	$3,079,226	$11,996,501	$9,282,137

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of June 30, 2011 and September 30, 2010, were as follows:
	Net Property and Equipment		Net Monitoring Equipment

	June 30, 2011	September 30, 2010	June 30, 2011	September 30, 2010
United States of America	$1,360,918	$1,466,001	$2,801,059	$1,567,567
Federative Republic of Brazil	9,311	12,779	96,263	113,798
Commonwealth of the Bahamas	4,725	6,542	49,193	-
Mexico	4,364	-	37,573	-
Other foreign countries	-	-	19,718	1,991
Total	$1,379,318	$1,485,322	$3,003,806	$1,683,356

(8)             NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common shareholders by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of June 30, 2011 and 2010, there were 247,617,174 and 274,113,290 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding as of June 30, 2011 and 2010, consisted of the following:

	June 30, 2011	June 30, 2010
Conversion of debt and accrued interest	4,953,072	3,329,125
Conversion of Series D Preferred stock	194,382,000	227,106,000
Exercise of outstanding common stock options and warrants	24,282,102	19,678,165
Exercise and conversion of outstanding Series D Preferred stock options and warrants	24,000,000	24,000,000
Total common stock equivalents	247,617,174	274,113,290

As of June 30, 2011, 12,632 of the 32,397 shares of Series D Preferred stock outstanding were able to be converted into common stock due to the terms outlined in the Certificate of Designation of Series D Convertible Preferred Stock and certain forbearance agreements obtained by the Company whereby the holders agreed not to convert until July 1, 2011 through October 1, 2011.  As of June 30, 2011 and 2010, the common equivalents in connection with forbearance agreements obtained by the Company under which the holders deferred their rights to convert shares of Series D Preferred stock to common stock were 118,590,000 and 0 shares, respectively.

(9)             INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of products that are available for sale and raw materials used in the deployment of TrackerPAL™, ReliAlert™, and other products.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of June 30, 2011 and September 30, 2010, respectively, inventory consisted of the following:

	June 30, 2011	September 30, 2010
Raw materials	$342,257	$392,647
Reserve for damaged or obsolete inventory	(39,528)	(47,118)
Total inventory, net of reserves	$302,729	$345,529

(10)           PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2011 and September 30, 2010, were as follows:
	June 30, 2011	September 30, 2010
Equipment, software and tooling	$2,678,546	$2,595,797
Automobiles	398,890	334,917
Building	377,555	377,555
Leasehold improvements	132,820	127,912
Furniture and fixtures	284,824	284,824
Total property and equipment before accumulated depreciation	3,872,635	3,721,005
Accumulated depreciation	(2,493,317)	(2,235,683)

Property and equipment, net of accumulated depreciation	$1,379,318	$1,485,322

Depreciation expense for the nine months ended June 30, 2011 and 2010, was $318,905 and $311,150, respectively.

As of June 30, 2011 and September 30, 2010, $280,715 and $249,536 of assets included in the property and equipment, respectively, have not been put into use and were not depreciated.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the nine months ended June 30, 2011 and 2010, the Company disposed of property and equipment with a net book value of $11,282 and $24,221, respectively.

(11)           MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2011 and September 30, 2010, was as follows:

	June 30, 2011	September 30, 2010
Monitoring equipment	$6,545,966	$4,471,665
Less: accumulated amortization	(3,542,160)	(2,788,309)
Monitoring equipment, net of accumulated depreciation	$3,003,806	$1,683,356

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the nine months ended June 30, 2011 and 2010, was $795,069 and $642,609, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the nine months ended June 30, 2011 and 2010, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $90,812 and $60,016, respectively.

(12)           GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2011, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, and SecureAlert Enterprise Solutions, Inc., also known as Bishop Rock Software.  The Company has also entered into a license agreement related to the use of certain patents. The following table summarizes the balance of goodwill and intangible assets as of June 30, 2011:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	Total

Goodwill	$3,613,381	$2,488,068	$-	$-	$6,101,449
Other intangible assets
Trade name	120,000	99,000	10,000	-	229,000
Software	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	6,000
Patent license agreement	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	8,000
Total other intangible assets	122,000	111,000	390,001	50,000	673,001
Accumulated amortization	(30,667)	(33,950)	(313,188)	(7,870)	(385,675)
Other intangible assets, net of accumulated amortization	91,333	77,050	76,813	42,130	287,326
Total goodwill and other intangible assets, net of amortization	$3,704,714	$2,565,118	$76,813	$42,130	$6,388,775

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased a 51% ownership interest, including a voting interest, in Midwest Monitoring & Surveillance, Inc. (“Midwest”).  Midwest provides electronic monitoring for individuals on parole.

Effective April 1, 2010, the Company and the Midwest minority owners executed an agreement to extend the option period for the purchase of the remaining minority ownership interest of Midwest. As part of the agreement, the Company’s total ownership interest in Midwest increased from 51% to 53.145%.  The Company purchased the remaining 46.855% ownership interest effective June 30, 2011, as described below.

The Company recorded no impairment of goodwill for the nine months ended June 30, 2011.  As of June 30, 2011, the Company had a balance of goodwill of $3,613,381 and $122,000 of other intangible assets, as noted in the table above.

The Company recorded $6,000 of amortization expense for Midwest intangible assets during the nine months ended June 30, 2011 resulting in a total accumulated amortization of $30,667 and net other intangible assets of $91,333.

Effective, June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest for the following consideration: (1) a combined $400,000 in initial cash payments; (2) a total of $750,000 in quarterly cash installment payments, beginning July 2011 and ending September 2013 (recorded in debt obligations, see Note 14); (3) quarterly payments during the same period equal to 10% of the gross profits of Midwest, estimated to be approximately $650,000; and (4) 2,705,264 restricted shares of the Company’s common stock recorded as accrued liabilities as of June 30, 2011.  The shares of common stock were issued subsequent to June 30, 2011, valued at $238,064 ($0.088 per share). The cash installment payments of $750,000 are recorded in debt obligations (see Note 14) and the remaining liabilities are recorded under accrued liabilities (see Note 13).  As a result of the consideration noted above along with $153,323 of non-controlling interest recognized through the completion of the acquisition, goodwill increased $2,191,387 during the nine months ended June 30, 2011. The Company completed the Midwest acquisition to gain more market share in the parole and probation sector and expand the available service and product offerings, including prison equipment sales.

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

The Company recorded no impairment of goodwill for the nine months ended June 30, 2011.  As of June 30, 2011, the Company had a balance of goodwill of $2,488,068 and $111,000 of other intangible assets, as noted in the table above.

The Company recorded $5,850 of amortization expense on intangible assets for Court Programs during the nine months ended June 30, 2011, resulting in a total accumulated amortization of $33,950 and net other intangible assets of $77,050.

Bishop Rock Software
Effective January 14, 2009, the Company purchased all of the assets of Bishop Rock Software, Inc., a California corporation, through a wholly-owned subsidiary, SecureAlert Enterprise Solutions, Inc. (commonly known as “Bishop Rock Software”).

The Company recorded $95,500 of amortization expense on intangible assets for Bishop Rock Software during the nine months ended June 30, 2011, resulting in a total accumulated amortization of $313,188 and net intangible assets of $76,813.

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

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance was paid on February 3, 2011. The Company recorded $4,167 of amortization expense for the patent during the nine months ended June 30, 2011, resulting in a total accumulated amortization of $7,870 and net intangible assets of $42,130.

(13)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Accrued acquisition costs payable in cash	$650,000	$-
Accrued payroll, taxes and employee benefits	484,912	536,501
Accrued consulting	439,775	304,025
Accrued acquisition costs payable in common stock	238,064	-
Accrued interest	167,280	219,791
Accrued warranty and manufacturing costs	84,622	138,622
Accrued outside services	84,109	68,730
Accrued foreign taxes	81,000	-
Accrued board of directors fees	77,938	25,000
Accrued other expenses	70,571	68,802
Accrued cost of revenues	63,091	-
Accrued indigent fees	39,929	45,434
Accrued loan origination fees	37,500	344,370
Accrued cellular costs	34,949	6,366
Accrued administration fees	34,200	25,000
Accrued legal and settlement costs	29,167	38,111
Accrued research and development costs	12,000	2,993
Accrued acquisition extension costs	-	48,000
Accrued patent liability	-	32,550
Total accrued expenses	$2,629,107	$1,904,295

(14)           DEBT OBLIGATIONS

Debt obligations as of June 30, 2011 and September 30, 2010, consisted of the following:

	June 30, 2011	September 30, 2010
Notes payable for testing equipment with an interest rate of 8%. The notes are secured by testing equipment. The notes mature in July 2011 and December 2011.	$6,218	$17,609

Capital leases with effective interest rates that range between 9.58% and 17.44% that mature from December 2012 to September 2013.	118,982	114,388

Secured promissory note with an individual with an interest rate of 12%. The note matures on July 13, 2011.	249,631	499,631

Secured note bearing an interest rate of 18%. The note matures on November 30, 2011. The note may convert into shares of common stock at 50% of the fair market value of the stock if the notes are not paid by the maturity date.	200,000	-

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through September 2012.	700,000	887,500

Promissory note with an interest rate of 15%. The note matures on July 31, 2011.	280,000	-

Notes issued in connection with the acquisition of a subsidiary. Quarterly cash payments beginning July 2011 and ending January 2014. These notes bear no interest.	750,000	-

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	216,427	220,156

Unsecured revolving line of credit with a bank with an effective interest rate of 9.24%. As of June 30, 2011, this line of credit was closed.	-	12,348

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.09% and is due in June 2014.	20,505	24,994

Capital leases with effective interest rates that range between 14.12% and 14.89% that mature in January 2011 through November 2011.	15,558	26,629

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of June 30, 2010, $10,567 was available for withdrawal under the line of credit.	39,433	39,743

Notes payable to a financial institution bearing interest at 6.37%. Notes mature in August 2011 and August 2016. The notes are secured by property.	75,265	116,328

Notes payable for monitoring equipment with an interest rate of 7.8% that matures in November 2011. The note is secured by monitoring equipment.	1,891	5,174

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 5.9% and 9.0%, due between October 2011 and February 2016.	173,335	126,905

Capital leases with effective interest rates that range between 10.2% and 14.7%. Leases mature between February 2014 and March 2016.	236,674	102,982

Total debt obligations	3,083,919	2,194,387
Less current portion	(1,057,100)	(1,133,969)
Long-term debt, net of current portion	$2,026,819	$1,060,418

During the nine months ended June 30, 2011, the Company borrowed $650,000 from two unrelated entities. These notes bore interest at 12% per annum and had a 5% origination fee.  As of the date of this Report, these notes have been repaid.

(15)           RELATED-PARTY TRANSACTIONS

During the nine months ended June 30, 2011, the Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Agreement and Note

On June 24, 2010, the Company and ADP Management Corporation (“ADP”) entered into an agreement whereby ADP agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL™ II (e) and ReliAlert™ devices and to provide additional working capital to the Company.  ADP is controlled by the Company’s former Chairman and Chief Executive Officer.  Mr. Derrick resigned from all positions with the Company on June 30, 2011.  The Company agreed to pay a 10% origination fee to ADP for money loaned and/or invested (for a maximum of $500,000) convertible into shares of Series D Preferred stock or cash and interest at a rate of 16% per annum is payable quarterly.  The amounts due under this note are due upon demand.

As of September 30, 2010, the Company owed $0 to ADP under the note and $449,755 of accrued interest and origination fees was included in accrued expenses (see Note 13).

During the nine months ended June 30, 2011, increases to the note consisted of $515,536 of expenses owed to ADP that are reimbursable by the Company, offset, in part, by cash repayments of $188,634 resulting in an outstanding balance of $326,902 which amount was converted on June 30, 2011 into 654 shares of Series D Preferred stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock).

Also during the nine months ended June 30, 2011, the Company incurred additional interest due to ADP at an incremental interest rate of 12.75% on a $1,000,000 bank line of credit facilitated by ADP by the pledge of certificates of deposit owned by ADP as collateral for the loan.  As of June 30, 2011, the line of credit was paid in full by ADP and the bank released the Company from its obligation.  The Company executed a promissory note payable to ADP in the amount of $1,000,000 for satisfying the line of credit obligation.  During the nine months ended June 30, 2011, the promissory note of $1,000,000 and $100,831 of related accrued interest were converted into 2,202 shares of Series D Convertible Preferred D stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock).  Additionally, the Company recorded $42,350 as interest expense to account for a beneficial conversion feature in connection with the agreement.

ADP also converted $203,267 of an outstanding balance of $303,267 in connection with unpaid interest and fees into 406 shares of Series D Preferred stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock) resulting in an outstanding balance of $100,000 to be paid in monthly installments of $20,000, ending on December 1, 2011.

As of June 30, 2011, ADP loaned and/or assisted in facilitating approximately $4,030,380 of financing to the Company resulting in $403,038 in origination fees in connection with the agreement.

The table below summarizes the amounts that ADP converted into 3,262 shares of Series D Preferred stock during the nine months ended June 30, 2011:

	Amount	Shares
Principal and interest on bank line of credit	$1,100,831	2,202
Note payable	326,902	654
Unpaid interest and fees	203,267	406
Total	$1,631,000	3,262

Related-Party Consulting Arrangement

The Company agreed to pay consulting fees to ADP for assisting the Company to develop its new business direction and business plan and to provide introductions to strategic technical and financial partners.  Under the terms of this agreement, the Company paid ADP a consulting fee of $20,000 per month and the Company agreed to reimburse the expenses incurred by ADP in the course of performing services under the consulting arrangement.

The ADP agreement also required ADP to pay the salary of Mr. Derrick as Chief Executive Officer and Chairman of the Board of Directors of the Company.  The Board of Directors, with Mr. Derrick abstaining, approved both of these arrangements.

During the fiscal year ended September 30, 2008, the Company issued 1,000,000 shares of common stock valued at $1.52 per share to prepay consulting fees to ADP.  Effective July 1, 2010, the Board of Directors and ADP mutually agreed that the 1,000,000 shares of common stock previously issued would be returned and cancelled resulting in no prior obligation outstanding, but the Company would accrue $20,000 per month going forward to pay Mr. Derrick’s base salary.  Despite having returned the shares, the Company recorded $180,000 and $180,000 of expense associated with the consulting agreement during the nine months ended June 30, 2011 and 2010, respectively, in connection with the consulting arrangement with ADP.  As of June 30, 2011, the consulting arrangement and all related agreements were terminated upon the resignation of Mr. Derrick from his positions within the Company as disclosed in the Company’s form 8-K filed on July 6, 2011.

Related-Party Notes Payable

Note #1
During the nine months ended June 30, 2011, the Company borrowed $500,000 from an officer of the Company.  The note bore interest at 12% per annum and had a 5% origination fee.  As of June 30, 2011, the Company owed $250,000 in principal plus $15,302 in accrued interest and fees. Subsequently, the principal and accrued interest and fees were repaid.

Note #2
Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000, together with interest on any unpaid amounts at 8% per annum.  During the nine months ended June 30, 2011, the maturity date of this note was extended to November 1, 2012.  As of June 30, 2011 and September 30, 2010, the Company owed $140,000 and $150,000 in principal plus $18,548 and $9,181, respectively, in accrued interest under this note, which is payable to an employee of the Company (the former principal of Court Programs).

Note #3
During the nine months ended June 30, 2011, the Company borrowed $400,000 from one of its directors in the form of two promissory notes which bear interest at 8% per annum and are convertible into shares of Series D Preferred stock at $500 per share. As of June 30, 2011, the Company owed $400,000 in principal plus $12,756 in accrued interest.

 (16)          COMMON STOCK

Authorized Shares

On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The amendment increased the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares.

Common Stock Issuances

During the nine months ended June 30, 2011, the Company issued 139,691,094 shares of common stock.  Of these shares, 122,196,000 shares were issued upon conversion of 20,366 shares of Series D Preferred stock; 16,463,474 shares were issued to pay $1,612,748 of accrued dividends on Series D Preferred stock; 100,000 shares were issued to an employee for services; and 981,620 shares were issued to satisfy $97,350 in contingency payments on SMI Series A Preferred stock.  Additionally, the Company cancelled 50,000 shares of common stock that were previously issued in advance for services that were never rendered.

(17)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

During the fiscal year ended September 30, 2006, the shareholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 10,000,000 shares were authorized for issuance pursuant to awards granted under the 2006 Plan.  As of September 30, 2010, no shares were available for awards under the 2006 Plan. During the nine months ended June 30, 2011, the Company granted no awards under this plan.

For the nine months ended June 30, 2011 and 2010, the Company calculated compensation expense of $175,907 and $67,406, respectively, related to the vesting of stock options granted in prior years. Compensation expense associated with unvested stock options and warrants of $203,341 will be recognized in future periods through September 30, 2013.

All Options and Warrants

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted no stock options during the nine months ended June 30, 2011 and 2010.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on the simplified method allowed under GAAP. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options. For the nine months ended June 30, 2011 and 2010, the Company calculated compensation expense of $248,985 and $498,992, respectively, related to the vesting and re-pricing of all stock options and warrants granted in prior years.

A summary of stock option activity for the nine months ended June 30, 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	27,740,451	$0.36
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired / Cancelled	(3,458,349)	$0.32
Outstanding as of June 30, 2011	24,282,102	$0.29	2.87 years	$-
Exercisable as of June 30, 2011	18,507,304	$0.32	2.47 years	$-

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

Series D Convertible Preferred Stock
In November 2009, the Company designated 50,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).  On March 28, 2011, the number of shares of preferred stock designated as Series D Preferred stock was increased to 70,000, by amendment adopted by the Series D Preferred shareholders.  On July 27, 2011, the Company again amended its Articles of Incorporation to increase the number of shares of Series D Preferred stock the Company is authorized to issue from 70,000 to 85,000 shares.  Under applicable Utah law, the Amendment was effective August 1, 2011.

During the nine months ended June 30, 2011, the Company issued a total of 13,714 shares of Series D Preferred stock in consideration for $5,986,505 in net cash proceeds; 3,262 shares were issued upon the conversion of debt and accrued interest payable to a related party; 280 shares were issued to a non-related party to secure forbearance agreements with several parties deferring the holders’ conversion rights valued at $140,000; 200 shares were issued to a director for $87,500 in cash and $12,500 of reimbursable expenses; and 100 shares of Series D Preferred stock were returned in consideration for the cancellation of a $50,000 subscription receivable. As of June 30, 2011 and September 30, 2010, there were 32,397 and 35,407 Series D Preferred shares outstanding, respectively.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to 8% per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the nine months ended June 30, 2011, the Company issued 16,463,474 shares of common stock to pay $1,612,748 of accrued dividends on the Series D Preferred stock earned during the three months ended September 30, 2010, three months ended December 31, 2010 and three months ended March 31, 2011. Subsequent to June 30, 2011, the Company issued 4,836,042 shares of common stock to pay $429,889 of accrued dividends on Series D Preferred stock earned during the three months ended June 30, 2011.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock commencing after 90 days from the date of issue.  During the nine months ended June 30, 2011, 20,366 shares of Series D Preferred stock were converted into 122,196,000 shares of common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of June 30, 2011 and September 30, 2010, there were 32,397 and 35,407 shares of Series D Preferred stock outstanding, respectively.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.  In the event of the liquidation, dissolution or winding up of the affairs of the Company (including in connection with a permitted sale of all or substantially all of the Company’s assets), whether voluntary or involuntary, the holders of shares of Series D Preferred Stock then outstanding will be entitled to receive, out of the assets of the Company available for distribution to its shareholders, an amount per share equal to original issue price, as adjusted to reflect any stock split, stock dividend, combination, recapitalization and the like with respect to the Series D Preferred Stock.

Series D Preferred Stock Warrants
During the fiscal year ended September 30, 2010, the Company issued and vested warrants to purchase a total of 4,000 shares of Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The warrants were issued in connection with a financial advisory services agreement to restructure debt and raise additional capital.  As of June 30, 2011 and September 30, 2010, the Company had 4,000 Series D Preferred stock warrants issued and outstanding.

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

During the nine months ended June 30, 2011, the Company issued 981,620 shares of common stock to satisfy $97,350 in contingency payments on SMI Series A Preferred stock.  As of June 30, 2011 and September 30, 2010, the Company accrued $0 and $114,032, respectively, for future and past contingency payments due to former SMI Series A stockholders.

During the nine months ended June 30, 2011 and 2010, the Company recorded income (loss) of $16,683 and ($21,263), respectively, to reflect the change between the estimated and actual contingency payments.

(19)           CHANGES IN EQUITY

A summary of the composition of equity of the Company at June 30, 2011 and 2010, and the changes during the nine months then ended is presented in the following table:

	Total SecureAlert, Inc. Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at September 30, 2010	3,314,924	(185,073)	3,129,851
Issuance of common stock for:
Debt	97,350	-	97,350
Services	10,510	-	10,510
Dividends from Series D Preferred stock	1,612,748	-	1,612,748
Amortization of stock-based compensation	248,986	-	248,986
Beneficial conversion feature	42,350	-	42,350
Series D Preferred dividends	(1,487,527)	-	(1,487,527)
Issuance of Series D Preferred stock in
connection with forbearance agreements	140,000	-	140,000
Issuance of Series D Preferred stock in
connection with conversion of debt	1,631,000	-	1,631,000
Issuance of Series D Preferred
stock for cash and accrued board fees	6,086,505	-	6,086,505
Acquisition of remaining ownership in
subsidiary	-	153,323	153,323
Net loss	(6,995,566)	31,750	(6,963,816)
Balance at June 30, 2011	4,701,280	-	4,701,280

	Total SecureAlert, Inc. Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at September 30, 2009	(11,988,228)	(384,593)	(12,372,821)
Issuance of common stock for:
Debt	609,772	-	609,772
Services	27,500	-	27,500
Series D Preferred dividends	359,479	-	359,479
Amortization of stock-based compensation	541,860	-	541,860
Beneficial conversion feature	62,736		62,736
Acquisition of subsidiaries	286,393	335,087	621,480
Issuance of common stock warrants for
services	498,992		498,992
Series D Preferred dividends	(939,370)	-	(939,370)
Conversion effect on derivative liability	1,018,892	-	1,018,892
Issuance of Series D Preferred stock for
conversion of debt, accrued liabilities and interest	16,910,364	-	16,910,364
Issuance of Series D Preferred
stock for cash	7,615,300	-	7,615,300
Net loss	(10,963,113)	(121,741)	(11,084,854)
Balance at June 30, 2010	4,040,577	(171,247)	3,869,330

(20)           COMMITMENTS AND CONTINGENCIES

Legal Matters

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denies these allegations and intends to vigorously defend against this complaint. The Company has also filed a counterclaim against RACO.  Subsequent to June 30, 2011, the parties agreed to settle this litigation, pending preparation of a mutually acceptable settlement agreement and orders. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to June 30, 2011, the following events occurred:

1)	2,705,264 shares of common stock were issued to three individuals in connection with the completion of the Midwest acquisition.
2)	4,836,042 shares of common stock were issued for Series D Preferred stock dividends for the 3rd fiscal quarter ended June 30, 2011.
3)	62,000,000 shares of common stock were issued to purchase a distributor and market rights throughout Latin and South American countries, the Caribbean countries and Commonwealths, Spain and Portugal.
4)	The Company issued 7,000 shares of Series D Preferred stock and 1,200 warrants to purchase additional Series D Preferred stock at an exercise price of $500 per share for $3,500,000 in cash.

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

Results of Operations

Three months ended June 30, 2011, compared to three months ended June 30, 2010

Revenues

For the three months ended June 30, 2011, we had revenues from operations of $4,430,506, compared to $3,079,226 for the three months ended June 30, 2010, an increase of $1,351,280 (44%).  Of these revenues, $3,729,220 and $2,992,842 were from monitoring services for the three months ended June 30, 2011 and 2010, respectively, an increase of $736,378 (25%).  The increase in monitoring service revenues resulted primarily from a new contract awarded to us to provide monitoring services of offenders in the Bahamas.  Product revenues increased from $86,384 for the three months ended June 30, 2010, to $701,286 for the three months ended June 30, 2011, an increase of $614,902.  The increase in product revenues resulted primarily from $601,146 of revenues recognized from the partial build out of an on-site incarceration monitoring system. For the three months ended June 30, 2011 and 2010, revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $1,659,325 and $1,550,152, respectively.

Cost of Revenues

For the three months ended June 30, 2011, cost of revenues increased to $2,401,070 from $1,715,461 during the three months ended June 30, 2010, an increase of $685,609 (40%).  Of these costs, $1,952,347 and $1,710,373 were costs associated with providing monitoring services for the three months ended June 30, 2011 and 2010, respectively, an increase of $241,974 (14%).  The increase in cost of revenues in connection with providing monitoring services resulted primarily from an increase in monitoring center costs of $70,789 relating to an increase in devices in the field and the addition of on-site alcohol monitoring, increased amortization related to growth in the number of devices of $46,217, and international costs, including the payment of commissions and services of $36,992 related to three new contracts entered into in fiscal year 2011.  Costs associated with product revenues were $448,723 and $5,088 for the three months ended June 30, 2011 and 2010, respectively, an increase of $443,635. The increase in costs associated with product revenues was primarily attributable to the partial build-out of an on-site incarceration monitoring system of $439,137, and an increase of devices lost or damaged by customers.

Gross Profit and Margin

While focusing on reducing the cost of revenues, we have been able to increase gross profit from $1,363,765, or 44% of revenues for the three months ended June 30, 2010, to $2,029,436, or 46% of revenues for the three months ended June 30, 2011.  Improving gross profit has been achieved primarily through reduced communication and freight cost initiatives and software enhancements.

Research and Development Expenses

During the three months ended June 30, 2011 and 2010, research and development expense was $350,296 and $490,258, respectively, and consisted primarily of expenses associated with the development of the ReliAlert™ device and related services both domestically and internationally. Additionally, this decrease was driven by incremental certification costs and related expenses, which were required for the new ReliAlert™ device launch.

Selling, General and Administrative Expenses

During the three months ended June 30, 2011, selling, general and administrative expenses from operations were $3,859,014 compared to $2,703,819 during the three months ended June 30, 2010.  The increase of $1,155,195 is primarily due to increases in consulting of $444,772, bad debt of $247,416, payroll and related taxes of $134,765, international taxes of $132,316, and travel of $86,420. International market growth initiatives have also contributed to the increase of these expenses, as we continue to expand international markets.

Net Loss from Operations

Our operations for the three months ended June 30, 2011, resulted in a net loss of $2,179,874, compared to a net loss for the three months ended June 30, 2010, of $1,830,312.

Interest Expense

During the three months ended June 30, 2011 and 2010, interest expense related to operations totaled $143,364 and $229,582, respectively. The decrease of $86,218 resulted primarily from converting certain debt instruments into shares of Series D Preferred stock during the fiscal year ended September 30, 2010.

Nine months ended June 30, 2011, compared to six months ended June 30, 2010
Revenues

For the nine months ended June 30, 2011, we had revenues from operations of $11,996,501, compared to $9,282,137 for the nine months ended June 30, 2010, an increase of $2,714,364 (29%).  Of these revenues, $10,842,430 and $9,056,757 were from monitoring services for the nine months ended June 30, 2011 and 2010, respectively, an increase of $1,785,673 (20%).  The increase in monitoring service revenues resulted primarily from a new contract awarded to us to provide monitoring services in the Bahamas.  Product revenues increased from $225,380 for the nine months ended June 30, 2010, to $1,154,071 for the nine months ended June 30, 2011, an increase of $928,691. The increase in product revenues resulted primarily from $180,000 of revenues recognized from the build-out of a monitoring center in the Bahamas and $646,146 of revenues recognized from the build out of a domestic on-site incarceration monitoring system. For the nine months ended June 30, 2011 and 2010, revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person equated were $4,816,578 and $4,548,540, respectively.

Cost of Revenues

For the nine months ended June 30, 2011, cost of revenues increased to $6,400,925 from $5,375,588, during the nine months ended June 30, 2010, an increase of $1,025,337 (19%).  Of these costs, $5,756,574 and $5,348,448 were costs associated with providing monitoring services for the nine months ended June 30, 2011 and 2010, respectively, an increase of $408,126 (8%).  The increase in cost of revenues in connection with providing monitoring services resulted primarily from international costs, including the payment of commissions and services of $626,187 related to three new contracts in fiscal year 2011 and monitoring center costs of $167,915.  These increases were offset by a reduction in communication costs of $493,770.  Costs associated with product revenues were $644,351 and $27,140, for the nine months ended June 30, 2011 and 2010, respectively, an increase of $617,211. The increase in costs associated with product revenues was primarily attributable to the build-out of a monitoring center in the Bahamas, which resulted in $146,202 of expenses, and the partial build-out of an on-site incarceration monitoring system of $399,716.

Gross Profit and Margin

While focusing on reducing the cost of revenues, we have been able to increase gross profit from $3,906,549, or 42% of revenues for the nine months ended June 30, 2010, to $5,595,576, or 47% of revenues for the nine months ended June 30, 2011.  Improving gross profit has been achieved primarily through reduced communication and freight cost initiatives and software enhancements.

Research and Development Expenses

During the nine months ended June 30, 2011 and 2010, research and development expense was $1,126,703 and $1,161,539, respectively, and consisted primarily of expenses associated with the development of the ReliAlert™ device and related services both domestically and internationally. Additionally, this decrease was driven by incremental certification costs and related expenses, which were required for the new ReliAlert™ device launch.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2011, selling, general and administrative expenses from operations were $10,748,168, compared to $8,931,801 during the nine months ended June 30, 2010.  The increase of $1,816,367 is primarily due to increases in payroll and related taxes of $641,654, bad debt of $528,751, travel of $259,864, international taxes of $156,393, insurance of $125,881, and outside services of $76,917.  International market growth initiatives have also contributed to the increase of these expenses, as we continue to expand international markets.

Net Loss from Operations

Our operations for the nine months ended June 30, 2011, resulted in a net loss of $6,279,295, compared to a net loss for the nine months ended June 30, 2010, of $7,541,526.  Earnings (loss) per share for the nine months ended June 30, 2011 was ($0.02) per share, compared to ($0.06) per share in the prior year.

Interest Expense

During the nine months ended June 30, 2011 and 2010, interest expense related to operations totaled $635,236 and $3,840,232, respectively. The decrease of $3,204,996 in interest expense resulted primarily from converting certain debt instruments into shares of Series D Preferred stock during the fiscal year ended September 30, 2010.

Liquidity and Capital Resources

We are currently unable to finance our business solely from cash flows from operating activities. During the nine months ended June 30, 2011, we supplemented cash flows to finance our business from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $6,578,255.

As of June 30, 2011, we had unrestricted cash of $665,840 and a working capital deficit of $4,263,930, compared to unrestricted cash of $1,126,232 and a working capital deficit of $3,394,932 as of September 30, 2010.  For the nine months ended June 30, 2011, our operating activities used cash of $4,712,857 compared to $4,400,336 of cash used in operating activities for the nine months ended June 30, 2010.

We used cash of $2,325,790 for investing activities during the nine months ended June 30, 2011, compared to $1,829,584 of cash used in investing activities in the nine months ended June 30, 2010.

Financing activities for the nine months ended June 30, 2011, provided cash of $6,578,255, compared to $7,507,554 for the nine months ended June 30, 2010. For the nine months ended June 30, 2011, we received net proceeds of $6,074,005 from the sale and issuance of shares of Series D Convertible Preferred stock, proceeds of $1,100,000 from the issuance of related-party debt and $1,282,838 from the issuance of notes payable.  Cash decreased by $1,239,954 due to payments on notes payable, $188,634 in net payments on a related-party line of credit and $450,000 due to payments on related-party notes payable.  Cash provided by financing activities was used to fund operating activities and purchase monitoring equipment.

We incurred a net loss of $6,963,816 for the nine months ended June 30, 2011, and a loss from operations of $6,279,295.  In addition, we had an accumulated deficit of $226,160,511 as of June 30, 2011.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K for the year ended September 30, 2010, raise substantial doubt about our ability to continue as a going concern.  The unaudited condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty include raising additional capital from the sale and issuance of equity securities, entering into debt financing agreements and additional borrowings, and expanding our market for our ReliAlert™ portfolio of product and monitoring services.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had $1,173,347 and $0 in revenues from sources outside the United States for the nine months ended June 30, 2011 and 2010, respectively.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  We occasionally purchase goods and services in foreign currencies which resulted in currency exchange rate losses of $97 and $8,756 for the nine months ended June 30, 2011 and 2010, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Item 4.                      Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Our management evaluated,  with the participation of our chief executive officer and chief financial officer, the effectiveness of the our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There was no change in our internal control over financial reporting during our quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                      Legal Proceedings

We are party to the following legal proceedings:

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denies these allegations and intends to vigorously defend against this complaint. The Company has also filed a counterclaim against RACO.  Subsequent to June 30, 2011, the parties agreed in principle to settle this litigation, pending preparation of a mutually acceptable settlement agreement and court order which are expected to be finalized by September 30, 2011. We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2011, we sold the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including Regulation D and Regulation S.

Common Stock

We issued a total of 16,463,474 shares of common stock as payment of dividends on our Series D Convertible Preferred stock.  Each of the recipients is an accredited investor.

Additionally, subsequent to June 30, 2011, we issued a total of 4,836,042 shares of our restricted common stock as payment of dividends on our Series D Convertible Preferred stock for the 3rd fiscal quarter ended June 30, 2011.

Series D Convertible Preferred Stock

We issued a total of 13,814 shares of our Series D Convertible Preferred stock for cash consideration of $500 per share to accredited investors.  Additionally, we issued 280 shares of our Series D Convertible Preferred Stock to a non-related accredited investor to secure forbearance agreements with several parties deferring the holders’ conversion rights.

We issued 3,262 shares of Series D Convertible Preferred stock in connection with the conversion of debt in the amount of $1,631,000 to an accredited investor.

In each of the transactions listed above, the securities were issued in private transactions, solely to accredited investors without general solicitation and without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act, as indicated above.

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (filed herewith.)

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

3(iii)	Amended and Restated Bylaws (previously filed in February 2011 the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).

10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

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

10.27	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed on Form 8-K in August 2011).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SecureAlert, Inc.

Date: August 15, 2011	By:	/s/ John L. Hastings III
John L. Hastings III,
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)