Form 10-K
period 2011-09-30
SecureAlert, Inc.
filed 2011-12-29
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-23153

SECUREALERT, INC.
(Exact name of registrant as specified in its charter)
Utah	87-0543981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 West Civic Center Drive, Suite 100, Sandy, Utah 84070
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,310,000 as of March 31, 2011 based upon the closing price on the Over-the-Counter Bulletin Board Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.  There were 400,394,051 shares of the registrant’s common stock outstanding as of March 31, 2011.  In addition, the registrant also had issued and outstanding at March 31, 2011, 22,884 shares of Series D Convertible Preferred Stock, each share of which may be voted on an as-converted basis with the common stock of the registrant at the rate of 6,000 shares of common stock per share, and which represented 137,304,000 common share equivalents as of such date.

As of December 21, 2011, the registrant had outstanding 509,772,631 shares of common stock and 48,853 shares of Series D Convertible Preferred Stock, convertible into 293,118,000 shares of common stock, which may be voted on an as-converted basis with the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

SECUREALERT, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2011

PART I

Item 1.    Business

This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project,”  “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may have an impact upon their accuracy, see Item 1A,“Risk Factors” and the “Overview” and “Liquidity and Capital Resources” sections of Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (SEC).

General

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," “SecureAlert” or the "Company" refer to SecureAlert, Inc., a Utah corporation and its subsidiary corporations.

SecureAlert markets and deploys offender management programs, combining patented GPS (Global Positioning System) 1 tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

SecureAlert’s ReliAlert™ and ReliAlert™ XC devices are manufactured in the United States and include a portfolio of products, e-Arrest Beacons and monitoring services designed to create “Jails without Walls”, while re-socializing offender populations.  The products and services are customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, or juvenile offenders) and offer practical solutions and options for the reintegration and effective re-socialization of select offenders safely back into society.  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  Our technologies are designed for domestic or international, federal, state and local agencies to provide location tracking of designated individuals within the criminal justice system and throughout a restricted geography.

Our GPS devices are securely attached around the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can be adjusted or removed without detection only by a supervising officer, and which is activated through services provided by our SecureAlert Monitoring Center (or other agency-based monitoring centers).  During fiscal year 2010-2011, we also deployed an upgraded, patented, dual-steel banded SecureCuff™ strap for “at-risk” offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision, provided through both hardware and monitoring services.  Our monitoring and intervention centers act as an important link between the offender and the supervising officer, as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  The ReliAlert™ and ReliAlert™ XC units are intelligent devices with integrated computer circuitry and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing.

1   By way of explanation, GPS technology utilizes highly accurate clocks on 24 satellites orbiting the earth owned and operated by the United States Department of Defense.  These satellites are designed to transmit their identity, orbital parameters and the correct time to earthbound GPS receivers at all times.  Supporting the satellites are several radar-ranging stations maintaining exact orbital parameters for each satellite and transmitting that information to the satellites for rebroadcast at frequencies between 1500 and 1600 MHz. A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellite transmissions, algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level.  The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.

According to the Bureau of Justice Bulletin published November 2011, 4,887,900 adults were under community supervision at the end of 2010. At year end 2010, 4,055,500 adults were on probation with 2,190,200 of them being new probationers. Additionally, an estimated 840,700 adults were on parole during 2010.  The Bureau of Justice statistics define “probation” and “parole” as follows:

Probation is a court-ordered period of correctional supervision in the community, generally as an alternative to incarceration.  In some cases, probation can be a combined sentence of incarceration followed by a period of community supervision.

Parole is a period of conditional supervised release in the community following a prison term.  It includes parolees released through discretionary or mandatory supervised release from prison, those released through other types of post-custody conditional supervision, and those sentenced to a term of supervised release.

Critically, electronic monitoring provides for significantly enhanced probation and parole supervision, while also rationalizing the increased or earlier release of expensive-to-house low-risk, at-risk or moderate risk offender populations.   From a budgetary perspective, reports on file with the Company indicate that the average daily cost of incarcerating an inmate ranges from $65 to $475, or more, depending upon facility type, adult or juvenile, security level, services rendered, available amenities and jurisdiction.  We market our services on the basis that electronic monitoring and other supervisory programs provide cost-effective alternatives to incarceration or specific solutions for at-risk juveniles, domestic violence perpetrators and/or sexual predators, all of whom need careful monitoring and situational intervention to thwart repeat crimes.  Due to the continuing economic crisis domestically and globally, it is our view that these incarceration costs are unsustainable, given ongoing state and federal budget reductions, facility-specific overcrowding concerns, increased rehabilitation imperatives and politicized re-socialization agendas.

In our view, electronic monitoring provides reliable, public safety-centric alternatives to incarceration for low and moderate risk offenders (adult and juvenile), early release for good behavior initiatives, work release programs, sentencing diversions and accelerated halfway house deployments.  Furthermore, we estimate that for between 10 to 20 percent of the traditional costs of incarceration or for roughly one-third the variable costs (which include, for example, inmate daily food, laundry, uniforms, medical, and guard overtime), our electronic monitoring solutions can provide reliable alternatives to incarceration, supporting real-time location tracking, interactive voice access and intervention-based contact, thus reducing the potential for subsequent or repeat offenses. Importantly, the price of our monitoring and intervention solutions ranges from $6.00 to $15.00 per day or up to a 90% reduction from the costs of incarceration.  The ongoing budget crisis and the lingering impact of “the Great Recession” continue to move many jurisdictions to adopt or reconsider adopting “pay-to-stay,” “offender pay,” “parent pay,” or “partial pay” programs with the effect of shifting the burden of incarceration or tracking and monitoring costs in whole or part directly to the offender and defraying some or all of the costs to the public.

In support of these continually evolving rehabilitation and re-socialization initiatives, which extend to law enforcement and justice agencies beyond the U.S and into other global markets, we have made the strategic decision to adopt and pursue a broader services charter than most electronic monitoring companies.  Our “C.A.R.E.” programs support “Corrections” and “Accountability” objectives in concert with “Rehabilitation” and “Empowerment” agendas.  Specifically, our technology is deployed to facilitate a stringent protocol enforcement capability which incorporates restricted movement provisions coupled with enablement of positive reinforcement communications to support of social worker interactions, ongoing ministry options and proactive access by authorized counselors and sponsors.  We design our programs to be uniquely positioned to allow for regular, frequent, and positive interaction and daily affirmations with monitored offenders with the goal that they will become responsible and contributing members of society, even while living within the virtual “electronic fence” boundaries established through our proprietary technologies.

Our Strategy

Our global growth strategy is to empower worldwide national security officials, law enforcement, corrections departments and rehabilitation professionals with sole-sourced offender management solutions, which integrate reliable intervention technologies in support of re-socialization or mandated monitoring initiatives.  The use of our interactive services and intervention products is intended to provide law enforcement and judiciaries alike, with the ability to provide offenders a level of unmatched “real-time” accountability, while preserving public safety costs that are lower than those associated with traditional incarceration or other transitional service offerings.

We intend to accomplish our global strategy through the “value-driven” yet profitable deployment of a portfolio of proprietary and non-proprietary GPS/RF real-time monitoring and intervention products and services, which can also include alcohol and drug tracking & testing on behalf of corrections, probation, law enforcement and rehabilitation personnel worldwide, all in support of offender reformation, re-socialization and recidivism reduction initiatives.

Our exclusive portfolio of products and services balances the need to dynamically track and monitor offenders with the opportunity to positively encourage and transform offenders, with the aim of reducing recidivism rates through our proprietary C.A.R.E (Correction, Accountability, Rehabilitation, Empowerment) programs and client-adapted initiatives.

We will continue to innovate, develop and deploy adaptive, cost-effective and reliable interactive technologies, which meet the ever-changing needs of our global clients, while providing value-driven and enhanced public safety services.  Our goal is to continue to manufacture proprietary technologies, while also procuring complementary, best-in-class technologies through world-class companies such as Alcohol Monitoring Services (AMS), which markets SCRAM continuous alcohol monitoring devices and/or 3M, which markets the E3 Presence Monitoring, MEMS Alcohol Monitoring and TRaCE Inmate Tracking products.

In summary, SecureAlert is committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace, where we are currently targeting pilots and deployments throughout the world in various regions (North America, Latin America & Caribbean, Australasia, Africa and Eastern and Western Europe).  We have shown meaningful international growth during fiscal year 2010-2011, which we anticipate to continue during this next fiscal year and which will remain a concerted focus for the Company.

Background

SecureAlert was originally formed to manufacture and market medical diagnostic stains, solutions and related equipment.  In July 2001, we expanded our product sales and monitoring services related to the Personal Emergency Response Systems (“PERS”) and mobile GPS tracking for the elderly.  In 2006, we introduced the GPS tracking technology and monitoring business for the incarceration industry, which includes manufacturing, distributing, and monitoring mobile emergency and interactive GPS tracking products worn on the body that focus on the defendant and offender tracking, monitoring and intervention marketplace.

To complement our own offerings and to drive additional means of capturing a growth position in the offender management market, in December of 2007, we acquired a majority interest in Court Programs, Inc. and Court Programs of Florida, Inc. (collectively, “Court Programs) and Midwest Monitoring and Surveillance, Inc. (“Midwest”).  These acquisitions brought us solid business relationships with ongoing revenue streams, as well as the possibility of expanding our presence into the existing accounts of the acquired companies.  In addition, these acquisitions brought us business processes and practices in the area of case management, offender pay programs and attendant services that could be leveraged and integrated into our existing offerings.

Marketing

Fiscal year 2011 saw significant changes in the electronic monitoring marketplace due to prison overcrowding and budget constraints at the federal, state and local levels.  Changes that have occurred over the course of the past year were not limited to the United States as significant programs were investigated, started or implemented in many countries including Latin American, the Caribbean and several other foreign countries.  The genesis for change stems from the lack of funding to expand prisons combined with a widespread view that society is looking at alternate ways of sentencing offenders while keeping track of certain types of offenders that have been released.  These views and the harsh economic and funding realities have given rise to the wider implementation of electronic monitoring programs globally.

SecureAlert has created new products and services to address these issues and most importantly we understand how important reliability is to both our agency customers and the general public at large.  Therefore, we have designed and implemented products and services knowing that when an agency chooses us they are getting reliable, easy-to-use devices that enable the agency to effectively track and manage their offender population.

From our beginnings, SecureAlert has been committed to innovation and continuous improvement because that is what our customers expected.  We have delivered on that expectation with industry-leading innovations, including:

1.	Two and three-way voice communication
2.	Integrated RF HomeAware™ with our ReliAlert™ GPS device
3.	The new patented SecureCuff™ for High Risk Offenders
4.	ActiveTrace™ which immediately increases tracking capabilities on violating offenders

Fiscal year 2011 also saw significant improvements and enhancements to our software-based solutions and mapping/tracking options.  Our monitoring center can make seamless changes to the device increasing the frequency of tracking or modifying any or all elements of zone restrictions, all remotely and without any equipment change in real-time.  We have created affordable offerings for every level based on budget and monitoring center involvement including:

1.	Passive Tracking: The choice for organizations where staffing and budget constraints dictate minimal offender supervision and immediate response is not required.
2.	Active Tracking: When budget constraints limit options, but greater offender supervision and real-time notification is required on critical alarms, this is the service option of choice.
3.	High Risk GPS Tracking: When maximum offender visibility is required and Monitoring Center operator intervention may be needed, this is the service option agencies choose.

SecureAlert has made a significant investment into research and development in order to provide a more reliable solution and a better user experience to our customers.  Additionally, we have partnered with other companies to provide complementary solutions to our existing GPS products.  Customers have told us they want a full line of products and we have responded to those needs with the following new offerings in 2011:

1.
TrueDetect™ Alcohol Monitoring Solutions: Alcohol monitoring through SecureAlert allows our agency customers to become proactive in enforcing custom or random testing of offenders.  They have the ability to ensure verification of the offender by taking a color picture while the test is performed and applying enforceable restrictions with +/- 5% accuracy relative to the actual alcohol level.

2.
SecureCuff™: Our patent-pending device is specifically made for high-risk offenders and has encased, hardened steel bands designed to be highly cut resistant and provide officers an additional 10-15 minutes before an offender can abscond.  The SecureCuff™ includes a fiber-optic technology strap for tampering notification that helps address the critical “strap cut” issue prevalent in juvenile and high risk offenders.

SecureAlert will continue to invest in next generation technology to meet the needs of our ever-growing customer base both domestically and internationally.  We anticipate reaching new agencies in different parts of the world as the need for Electronic Monitoring programs continues to expand.  It is our intent to continually upgrade our existing solutions and work with our customers and partners to continue development on next generation ideas and solutions.

Research and Development Program

During the fiscal year ended September 30, 2011, we spent $1,453,994 on research and development, compared to research and development expenditures of $1,483,385 in the fiscal year ended September 30, 2010.  These costs of $1,453,994 were to further develop our TrackerPAL™ and ReliAlert™ portfolio of products and services.

Monitoring Center

Fiscal year 2011 continued to see productivity enhancements and additions to our key core competency and differentiator, our Intervention Monitoring Center.  While 2011 staffing levels remained little changed, new device deployments and resulting alarms requiring monitoring operator action increased 23.5% over fiscal year 2010.  In addition, protocol steps including outbound calls to offenders, victims and officers, and inbound calls from officers or offenders, grew.  Among those calls were those from offenders in life threatening situations whose only means to get help during their emergencies was via the ReliAlert™ device’s two and three way communication capability.  Once contacted, the Monitoring Center dispatched police, fire or emergency services to the offenders’ locations and saved lives on multiple occasions.  Productivity gains were achieved through monitoring software enhancements as well as continuous optimization of processes and procedures and ongoing training. The Monitoring Center maintained its strict quality assurance standard of less than 4% failure rate, as in the previous year.

The Monitoring Center also grew in two critical areas in fiscal year 2011.  First, the Spanish-speaking staff within the center grew by 33% to address increases in requirements for Spanish-speaking operators from both United States and international agencies.   The Monitoring Center maintains a group of Spanish-speaking staff who are scheduled to provide 24:7, Spanish language coverage.  The bilingual staff addresses the needs of both domestic and international Spanish speaking customers.  Additionally, it can act as a back-up monitoring site for international SecureAlert Spanish speaking monitoring centers.

           Second, in the fall of 2010, SecureAlert became a distributor of 3M Monitoring’s MEMS alcohol monitoring equipment to complement GPS tracking capabilities.  To support this initiative, the Monitoring Center implemented monitoring of the MEMS units.  A MEMS unit monitors for alcohol content in an offender’s breath.  While an offender is blowing into a MEMS unit to determine an offender’s breath alcohol level, the device takes and transmits a high definition picture to the Monitoring Center so that an operator can verify the current picture against a previously stored reference picture to confirm that the offender taking the test is indeed the correct person blowing into the device.  MEMS units are monitored on a 24/7 basis by a separate group of Monitoring Center staff that is specially trained by 3M Electronic Monitoring in the MEMS units’ software, hardware and offender behavior.

Strategic Relationships

We believe one of our strengths is the high quality of our strategic alliances.  Our two primary alliances are described in this section.

Inovar, Inc.

Inovar, located in Logan Utah, is a leading contract electronics manufacturer dedicated to providing flexible solutions to OEMs (original equipment manufacturers) in the fast growing segments of the electronics, medical, and aerospace industries and the military.  Inovar is ISO 9001-:2000 and ISO 13485:2003 certified to provide the most comprehensive and value-added services to our customers. Inovar currently manufactures our ReliAlert™ products.

3M™ Electronic Monitoring

3M™ Track & Trace Division, headquartered in St. Paul, MN, is a global provider of leading electronic monitoring solutions, which provides presence and location verification technologies, designed for monitoring individuals in the law enforcement, corrections and security markets.  SecureAlert is currently a proud and leading, value-added reseller of the 3M-ElmoTech MEMS remote alcohol monitoring system and TRaCE™ prison solutions throughout the United States of America.

Alcohol Monitoring Systems, Inc.  (AMS)

Alcohol Monitoring Systems, Inc. (“AMS”), headquartered in Littleton, CO.  innovated and defined the continuous alcohol monitoring space and pioneered the SCRAMx® ankle bracelet technology.  Their solutions can be leveraged in a wide variety of program applications within the criminal justice system that have one common denominator – the alcohol offender.  From pre-trial to community re-entry programs, SCRAMx® helps offenders abstain from alcohol as one of the tools and services to assist with long-term behavioral change.  SecureAlert, Inc. is currently a proud and leading value-added reseller of the AMS-SCRAMx® continuous alcohol monitoring solutions throughout the United States of America.

Competition

During fiscal year 2011, we encountered various levels of GPS, house arrest and case management competition from the following traditional and evolving competitors:

•
GEO Care, Inc. – Boca Raton, Florida (purchased and consolidated BI Incorporated, Boulder, Colorado by GEO Group, Inc.) – This international company provides a wide variety of private correctional services from facilities operation and management to correctional health care services.  The acquired BI Incorporated has been providing intensive community supervision services and technologies for more than 20 years to criminal justice agencies throughout the United States.

•
G4S plc – Crawley, Sussex, England – This international company is reportedly the world’s leading international security solutions group.  In the United States, they provide electronic monitoring of offenders, prison and detention center management and transitional support services.  Currently, G4S resells Omnilink’s active GPS device.

•	iSECUREtrac Corp., Omaha, Nebraska – This company supplies electronic monitoring equipment for tracking and monitoring persons on pretrial release, probation, parole, or work release.

•	Omnilink Systems, Inc., Alpharetta, Georgia – This company provides a one-piece device combined with GPS and Sprint cellular networks to electronically track an individual.

•
3M Electronic Monitoring, Odessa, Florida (formerly Pro Tech Monitoring, Inc.) – This company has satellite tracking software technology that operates in conjunction with GPS and wireless communication networks.

•	Satellite Tracking of People, LLC – Houston, Texas – This company provides GPS tracking systems and services to government agencies.

•	Sentinel Offender Services, LLC, Augusta,Georgia – This company supplies monitoring and supervision solutions for the offender population.

We also face competition from small and regional companies that provide electronic monitoring technology along with localized case management and/or monitoring services.  Some of these entities utilize less well-known technologies or are resellers of the above competitors’ products.  We observed an increase in the number of these types of businesses in 2011.  We do not believe there is reliable publicly available information to indicate our relative market share or that of our competitors.

Dependence on Major Customers

One customer accounted for $2,265,805 (13 percent) of our total revenues for the fiscal year ended September 30, 2011.  No customer represented more than 10 percent of our total revenues for the fiscal year ended September 30, 2010. One customer accounted for $1,995,804 (39 percent) of our total accounts receivable for the fiscal year ended September 30, 2011 and a different customer accounted for $185,752 (11 percent) of total accounts receivable for the fiscal year ended September 30, 2010.

Dependence on Major Suppliers

We purchase cellular services from a variety of providers.  The cost to us for these services during the fiscal years ended September 30, 2011 and 2010 was approximately $650,230 and $1,159,845, respectively. We reduced cellular costs by approximately 44 percent and 52 percent in 2011 and 2010, respectively, while increasing revenues from monitoring services by successfully negotiating new and existing contracts.

Product Returns

During the 2011 fiscal year we made significant improvements to the ReliAlert™ and ReliAlert XC™ devices as well as internal processes to improve product reliability and reduce product returns including some of the following:

●	Making modifications to the optical system to reduce false strap alarms in the field;

●	Making improvements to manufacturing processes for ease of assembly, reducing the amount of time and expertise required to assemble units and accessories;

●	Designing new software to program and test devices, reducing the risk of “user error” while configuring units for deployment;

●
Implementing a Quality Assurance (“QA”) process with random checks on percentages of finished goods inventory (“FGI”) product as well as random checks on work in process (“WIP”) materials. QA Inspectors also inspect finished product received from contract manufacturers before receipt and work with our contract manufacturers to improve quality before product reaches our receiving dock with random visits of our QA inspectors to contract manufacturing facilities; and

●	Outsourcing some of our assembled accessories to help in future scalability and also allow us to focus on quality, testing, process improvement and future product development.

Intellectual Property

Trademarks.  We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own eight trademarks that are registered with the United States Patent and Trademark Office and one trademark registered in Mexico. We are in the process of applying for three additional trademarks.  Federal registration of a trademark in the United States enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have one application for registration pending approval in the state of California and one application in the United States that has been approved and is awaiting the filing of a statement of use.  We may file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations and applications:

Trademark	Application Number	Registration Number	Status/Next Action
Mobile911™	75/615,118	2,437,673	Registered
Mobile911 Siren with 2-Way Voice Communication & Design	76/013,886	2,595,328	Registered
MobilePAL™	78/514,031	3,035,577	Registered
HomePAL™	78/514,093	3,041,055	Registered
PAL Services™	78/514,514	3,100,192	Registered
TrackerPAL™	78/843,035	3,345,878	Registered
Mobile911™	78/851,384	3,212,937	Registered
TrackerPAL™	CA 1,315,487	749,417	Registered
TrackerPAL™	MX 805,365	960954	Registered
ReliaAlert™	85/238,049	In process	Pending
HomeAware™	85/238,064	In process	Pending
SecureCuff™	85/238,058	In process	Pending
TrueDetect™	85/237,202	In process	Pending

Patents. We have 13 patents issued and four patents pending in the United States.  At foreign patent offices we have one patent issued and 10 patents pending plus we have several additional instances of some patents that will be filed in other countries in the coming year.

The following tables summarize information regarding our patents and patent applications.  There is no assurance given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

Domestic Patents	Application#	Date Filed	Patent#	Issued	Status
Emergency Phone for Automatically Summoning
Multiple Emergency Response Services	09/173645	16-Oct-98	6226510	1-May-01	Issued
Combination Emergency Phone and Personal Audio
Device	09/185191	`	6285867	4-Sep-01	Issued
Panic Button Phone	09/044497	19-Mar-98	6044257	28-Mar-00	Issued
Emergency Phone with Single-Button Activation	09/538364	29-Mar-00	6636732	21-Oct-03	Issued
Interference Structure for Emergency Response
System Wristwatch	09/651523	29-Aug-00	6366538	2-Apr-02	Issued
Emergency Phone With Alternate Number Calling
Capability	09/684831	10-Oct-00	7092695	15-Aug-06	Issued
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08	Issued
Remote Tracking System and Device With Variable
Sampling and Sending Capabilities Based on
Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09	Issued
Alarm and Alarm Management System for Remote
Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10	Issued
Remote Tracking and Communication Device	12/028088	8-Feb-08	7804412	28-Sep-10	Issued
A Remote Tracking Device and a System and
Method for Two-Way Voice Communication
Between the Device and a Monitoring Center	11/486989	14-Jul-06	-	-	Pending
A Remote Tracking System with a Dedicated
Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11	Issued
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking
Device	12/399151	6-Mar-09	-	-	Pending
Alarm and Alarm Management System for Remote
Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11	Issued
Tracking Device Incorporating Enhanced Security
Mounting Strap	12/818,453	18-Jun-10	-	-	Pending
Remote Tracking and Communication Device	12/875988	3-Sep-10	8031077	4-Oct-11	Issued

International Patents	Application#	Date Filed	Patent#	Issued	Status
Remote Tracking and Communication Device -	MX/a/2008/
Mexico	1932	4-Aug-06	278405	6-Oct-10	Issued
Remote Tracking and Communication Device - EPO	6836098.1	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device -
Brazil	PI0614742.9	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device -
Canada	2617923	4-Aug-06	-	-	Pending
A Remote Tracking System with a Dedicated
Monitoring Center - EPO	7812596	3-Jul-07	-	-	Pending
A Remote Tracking System with a Dedicated
Monitoring Center - Brazil	PI0714367.2	3-Jul-07	-	-	Pending
Secure Strap Mounting System For an Offender
Tracking Device - EPO	10 009 091.9	1-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking	Filed. Number not
Device - Brazil	yet available	1-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking	MX/a/2010/
Device - Mexico	9680	2-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking	Filed. Number not
Device - Canada	yet available	3-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking
Device - EPO	9716860.3	6-Oct-10	-	-	Pending

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

Seasonality

Given the consistency in recurring domestic monitoring revenues by customer throughout 2011, no apparent seasonality, if it existed, could be detected.  However, as in previous years, incremental deployment opportunities were found to be slower in the months of July and August. This was due to the unavailability of many judges, probation directors and other key parole officials, who observe a traditional vacation season during these two months.

Environment

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

As of December 21, 2011, we had 195 full time employees and 20 part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and management believes that the relations with employees are good.

Additional Available Information

We maintain our principal executive offices and facilities at 150 West Civic Center Drive, Suite 100, Sandy, Utah 84070.  Our telephone number is (801) 451-6141. We maintain a World Wide Web site at www.securealert.com.  The information found on, or otherwise accessible through, our website, is not incorporated information, and does not form a part of, this Form 10-K.  We make available, free of charge at our corporate website copies of our annual reports filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy statements and annual reports at no charge to investors upon request.

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

Risks Related to Our Business, Operations and Industry

The financial statements contained in this annual report on Form 10-K for the fiscal year ended September 30, 2011 have been prepared on the basis that we will continue as a going concern, notwithstanding the fact that our financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance we will ever be profitable.  In fiscal year 2011, we incurred a net loss of $9,858,824 and negative cash flows from operating activities of $6,809,513, and as of September 30, 2011 we have an accumulated deficit of $229,055,519.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the number of TrackerPAL™ and ReliAlert™ devices in the market place from which we will generate monitoring service revenue and raise capital through the issuance of preferred stock.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay indebtedness.   If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and will likely cease operations.

General economic conditions may affect our revenue and harm our business.  As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in the past year. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and services, adversely affecting our results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products or services they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.

Budgetary issues faced by government agencies could adversely impact our future revenue. Our revenues are primarily derived from contracts with state, local and county government agencies in the Unites States.  Many of these government agencies are experiencing budget deficits and may continue to do so.  As a result, the amount spent by the Company’s current clients on equipment and services supplied by the Company may be reduced or grow at rates slower than anticipated and it may be more difficult to attract additional government clients for the Company’s equipment and services.  In addition, since 2009, the industry has experienced a general decline in average daily lease rate for GPS tracking units.  As a result of these factors, our ability to maintain or increase our revenues may be negatively affected.

As a result of our increased focus on a new business market, our business is subject to many of the risks of a new or start-up venture.  Our 2011 business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development.  If we are to be successful in this new business direction, we must accomplish the following, among other things:

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

Certain individuals and groups own or control a significant number of our outstanding shares.  Certain groups or persons associated with them beneficially own a substantial number of shares of our outstanding common stock or securities convertible into shares of our common stock.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support.  See, Item 10. “Directors, Executive Officers and Corporate Governance,” on page 26 and Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 34.

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

Our relationship with certain of our shareholders presents potential conflicts of interest, which may result in decisions that favor them over our other shareholders. Some decisions concerning our operations or finances may present conflicts of interest between us and significant shareholders and their affiliated entities.

We rely on significant suppliers for key products and cellular access.  If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which would reduce revenues and could adversely affect results of operations or financial condition.  We have entered into an agreement with a national cellular access company for cellular services. We also rely currently on a single manufacturer for the manufacture of our TrackerPAL™ and ReliAlert™ devices.  If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

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

Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights.  We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries.  We have received several patents; we have also applied for several additional patents and those applications are awaiting action by the United States Patent Office.  There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications.  Even if they do issue, those new patents and our existing patents must be protected against possible infringement.  The enforcement of patent rights can be uncertain and involve complex legal and factual questions.  The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.  The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.  Our inability to obtain or to maintain patents on our key products could adversely affect our business.  We own 16 patents and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop.  There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented.  The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations.  In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.  Our success will also depend, in part, on our ability to avoid infringing the patent rights of others.  We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services.  Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities.  In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology.  If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all.  Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.  Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights.  If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail.  An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.

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

We conduct business internationally with a variety of sovereign governments.  We are subject to a variety of regulations and political interests that could affect the timing of our payment for services and the duration of our contracts.  We face the risk of systems interruptions and capacity constraints, possibly resulting in adverse publicity, revenue loss and erosion of customer trust.  The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels.  We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, computer bugs or viruses or hardware failures.  We may not be able to correct a problem in a timely manner.  Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services and result in negative publicity that could cause us to lose customer accounts or fail to obtain new accounts.  Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, or impaired quality and speed of transaction processing.  We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our services to permit us to upgrade and expand our systems effectively or to integrate smoothly and newly developed or purchased modules with our existing systems.

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

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing shareholders without their approval.  Our Articles of Incorporation authorize us to issue up to 20,000,000 shares of preferred stock, at par value $0.0001. The Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock. The Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the common stock and reduce the likelihood that common shareholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.

During the fiscal year ended September 30, 2011, the Board of Directors designated 85,000 shares of preferred stock as our Series D Preferred stock.  Each share of Series D Preferred stock is convertible into 6,000 shares of common stock.  Holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination.  As of December 21, 2011, there were 48,853 shares of Series D Preferred issued and outstanding, which were convertible into 293,118,000 shares of common stock.

Item 2.    Properties

Our headquarters and monitoring facility are housed in 11,462 square feet of space located at 150 West Civic Center Drive, Suite 100, Sandy, Utah.  Lease payments are approximately $23,000 per month. This lease expires on November 30, 2013.  In addition, we lease 6,152 square feet of warehousing and pallet shipping functions and capabilities in a facility located at 9716 South 500 West, Sandy, Utah 84070.  Monthly lease payments for this facility are approximately $5,700.  Management believes that these facilities are sufficient to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

We are party to the following legal proceedings:

●
RACO Wireless LLC v. SecureAlert, Inc.  On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and has vigorously defended against this complaint. The Company also filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company agreed to issue warrants to purchase 6,000,000 shares of the Company’s common stock with an exercise price of $0.098 per share, valued at $276,712 to reflect the settlement expense to the Company. Subsequent to the fiscal year end, the Company issued the warrants to RACO.

●
Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 that the Company has already paid to Aculis.  The Company filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  The parties entered into a settlement agreement on December 16, 2011, and both parties will dismiss their respective suits with prejudice.

●
ArrivalStar S.A. and Melvino Technologies Ltd. V. SecureAlert, Inc.  ArrivalStar S.A. and Melvino Technologies Ltd., filed a complaint in the United States District Court for the Northern District of Illinois on November 21, 2011, claiming patent infringement of U.S. Patent No. 6,741,927.  The Company denies these allegations and intends to vigorously defend against this complaint.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Fiscal Year Ended September 30, 2010	High	Low
First Quarter ended December 31, 2009	$ 0.15	$ 0.09
Second Quarter ended March 31, 2010	$ 0.16	$ 0.08
Third Quarter ended June 30, 2010	$ 0.15	$ 0.10
Fourth Quarter ended September 30, 2010	$ 0.13	$ 0.09

Fiscal Year Ended September 30, 2011	High	Low
First Quarter ended December 31, 2010	$ 0.11	$ 0.08
Second Quarter ended March 31, 2011	$ 0.12	$ 0.09
Third Quarter ended June 30, 2011	$ 0.10	$ 0.08
Fourth Quarter ended September 30, 2011	$ 0.11	$ 0.07

Holders

As of December 21, 2011, there were approximately 3,000 holders of record of our common stock and 509,772,631 shares of common stock outstanding. We also have granted options and warrants for the purchase of 99,178,202 shares of common stock and 5,200 shares of Series D Preferred stock.  As of December 21, 2011, there were also 48,853 shares of Series D Preferred outstanding, which are convertible into 293,118,000 shares of common stock and are voted on an as-converted basis with the outstanding common stock.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  To date all dividends payable on our preferred stock outstanding have been paid by issuance of shares of common or preferred stock.  During the fiscal years ended September 30, 2011 and 2010, we recorded $2,029,996 and $1,494,481 in stock dividend expenses, respectively, payable with respect to our outstanding preferred stock.

Dilution

The Board of Directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights.

The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

Securities Authorized for Issuance under Equity Compensation Plans

The 2012 SecureAlert, Inc. Stock Incentive Plan

The Board of Directors has adopted the SecureAlert, Inc. 2012 Equity Compensation Plan (the “2012 Plan”), approved by shareholders at the Annual Meeting of Shareholders held on December 21, 2011.  We believe that incentives and stock-based awards focus employees on the objective of creating shareholder value and promoting the success of the Company, and that incentive compensation plans like the 2012 Plan are an important attraction, retention and motivation tool for participants in the plan.

Under the 2012 Plan, 18,000,000 options or shares of common stock may be awarded.  As of the date of this report, options for the purchase of 6,000,000 shares of common stock have been awarded under the 2012 Plan.

The 2006 SecureAlert, Inc. Stock Incentive Plan

On July 10, 2006, the Board of Directors approved the 2006 SecureAlert, Inc. Stock Incentive Plan (“2006 Plan”). The shareholders approved the 2006 Plan on July 10, 2006. Under the 2006 Plan, we were authorized to issue stock options, stock appreciation rights, restricted stock awards and other incentives to our employees, officers and directors. The 2006 Plan provided for the award of incentive stock options to our key employees and directors and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees who have important relationships with us or our subsidiaries. A total of 10,000,000 shares were authorized for issuance pursuant to awards granted under the 2006 Plan.  During the fiscal years ended September 30, 2011 and 2010, awards covering a total of 0 and 7,487,286 shares, respectively, were granted under this plan to employees of the Company.

Recent Sales of Unregistered Securities

During the two fiscal years ended September 30, 2010 and 2011, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) not previously included in a current report on Form 8-K or in a quarterly report on Form 10-Q.

Shares Issued Upon the Conversion of Preferred Stock

In the 4th fiscal quarter ended September 30, 2011, we issued 14,214,000 shares of common stock upon conversion of 2,369 shares of Series D Preferred.

During the fiscal year ended September 30, 2011, we issued 136,410,000 shares of common stock upon conversion of 22,735 shares of Series D Preferred.

Shares Issued in Connection with Redemption of Preferred Stock

During the fiscal years ended September 30, 2011 and 2010, we issued 981,620 and 273,285 shares of common stock, valued at $97,349 and $32,794, respectively, to former holders of our subsidiary corporation SecureAlert Monitoring, Inc.’s (“SecureAlert Monitoring”) Series A Preferred Stock, as payment for past contingency payments in connection with the redemption of the shareholder’s SecureAlert Series A Preferred Stock.  The shares of common stock were issued to six holders of SecureAlert Monitoring Series A Preferred Stock in private transactions.

Shares Issued in Connection with the Acquisition of Subsidiaries

During the fiscal year ended September 30, 2011, we issued 2,705,264 shares of common stock, valued at $238,064, for the acquisition of the remaining 46.86% interest in Midwest.  We also issued 62,000,000 shares of common stock, valued at $5,084,000, for the purchase of 100% ownership interest in International Surveillance Services Corp.

Shares Cancelled Previously Issued

During the year ended September 30, 2011, we cancelled 53,778 shares of common stock previously issued.  The shares were originally issued for services but those services were never performed.

During the year ended September 30, 2010, ADP Management Corporation returned and we cancelled 1,000,000 shares of common stock previously issued to prepay the base salary of our former Chief Executive Officer and Chairman of the Board of Directors, David G. Derrick.

Issuances of Series D Preferred Stock for Cash

During the fiscal years ended September 30, 2011 and 2010, we issued 26,037 and 27,767 shares of Series D Preferred for net cash proceeds of $10,344,603 and $9,638,851.   We issued the shares of Series D Preferred to a total of 34 accredited investors and debt holders in these private transactions for fiscal year 2011.

Issuances of Series D Preferred Stock for the Conversion of Debt

During the fiscal year ended September 30, 2011, we issued 4,669 shares of Series D Preferred for the conversion of $2,334,632 in outstanding debt and related accrued interest

In each of the transactions listed above, the shares of common stock and preferred stock were issued without registration under the Securities Act in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Purchases of Equity Securities

Neither the Company nor any affiliated purchaser as defined in Rule 10b-18(3) of the Exchange Act made any purchases of shares of the Company’s common stock during the year ended September 30, 2010.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A.,“Risk Factors” in Part I of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand SecureAlert, our operations and our present business environment.  Our fiscal year ends on September 30 of each year.  Reference to fiscal year 2011 refers to the year ended September 30, 2011.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2011 and 2010 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

•	Overview – a general description of our business and the markets in which we operate; our objectives; our areas of focus; and challenges and risks of our business.

•	Recent Developments – a brief description of business developments occurring after the fiscal year ended September 30, 2011 and prior to the filing of this report.

•	Results of Operations – an analysis of our consolidated results of operations for the last two fiscal years presented in our consolidated financial statements.

•
Liquidity and Capital Resources – an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; an overview of financial position including the Company’s ability to continue as a going concern; and the impact of inflation and changing prices.

•	Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Overview

We market and deploy offender management programs, combining patented GPS tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, RF and an interactive 3-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

Our ReliAlert™ and ReliAlert™ XC devices are manufactured in the United States and include a portfolio of products, e-Arrest Beacons and monitoring services designed to create “Jails without Walls”, while re-socializing offender populations.  The products and services are customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, or juvenile offenders) and offer practical solutions and options for the reintegration and effective re-socialization of select offenders safely back into society.  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  Our technologies are designed for domestic or international, federal, state and local agencies to provide location tracking of designated individuals within the criminal justice system and throughout a restricted geography.

Our GPS devices are securely attached around the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can be adjusted or removed without detection only by a supervising officer, and which is activated through services provided by our SecureAlert Monitoring Center (or other agency-based monitoring centers).  During fiscal year 2011, we also deployed an upgraded, patented, dual-steel banded SecureCuff™ strap for “at-risk” offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision, provided through both hardware and monitoring services.  Our monitoring and intervention centers act as an important link between the offender and the supervising officer, as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  The ReliAlert™ and ReliAlert™ XC units are intelligent devices with integrated computer circuitry and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing.

Recent Developments

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2011, the following events occurred:

1)	5,376,499 shares of common stock were issued for 4th quarter Series D Preferred stock dividends, valued at $541,797.

2)	600,000 shares of common stock were issued to Mr. Klinkhammer, a director, in lieu of non-employee director expenses accrued for the fiscal year 2011, valued at $51,000.

3)
Warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.0833 per share were issued to Messrs. David Hanlon, Robert Childers and Larry Schafran, directors, in lieu of non-employee director expenses accrued for the fiscal year 2011, valued at $67,476 for each director.

4)
Mr. Hastings, the Chief Executive Officer of the Company, loaned the Company $50,000 at 15% per annum. The Company agreed to re-price outstanding warrants and options granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237.  Additionally, the Company paid an origination fee of $5,000 in cash. As of the date of this report, this note has been paid in full.

5)
Mr. Olsen, the Chief Financial Officer of the Company, loaned the Company $250,000 at 15% per annum. The Company agreed to re-price outstanding warrants and options granted to him and other individuals to an exercise price of $0.075 per share, valued at $24,723.  Additionally, the Company paid an origination fee of $15,000 in cash. As of the date of this report, this note has been paid in full.

6)
The Company received $4,000,000 from an international customer to pay for services. As of September 30, 2011, $1,995,804 was outstanding accounts receivable, and of the remaining $2,004,196 portion of the $4,000,000 not included in accounts receivable, $1,452,472 will be recognized as revenue in future periods and $551,724 will be due in value-added taxes in the customer’s country.

7)	172,704 shares of common stock were issued to pay $14,386 of royalty expense due in connection with a royalty agreement.

8)	100,000 warrants to purchase common stock with an exercise price of $0.0833 per share were issued to Mr. Bernardi, a former member of the Board of Directors, for services rendered while in office.

9)	The Company borrowed $1,000,000 with an interest rate of 15% per annum. Subsequently, the Company paid $1,018,082 to pay off this note.

10)	The Company settled an outstanding lawsuit from Aculis, Inc. whereby both parties agreed to dismiss their respective suits with prejudice.

11)
The shareholders at the Annual Shareholders meeting, held on December 21, 2011, approved to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000. Additionally, five new members were added to the Board of Directors.

12)	4,008 shares of Series D Preferred stock were issued for $2,004,000 in cash, or $500 per share.

Results of Operations

Fiscal Year 2011 compared to Fiscal Year 2010

During the fiscal year ended September 30, 2011, we had net revenues of $17,961,803 compared to net revenues of $12,450,971 for the fiscal year ended September 30, 2010, an increase of $5,510,832, or approximately 44 percent.  Revenues from monitoring services for the fiscal year ended September 30, 2011, totaled $16,410,292, compared to $12,079,757 for the same period ended 2010, resulting in an increase of $4,330,535 or approximately 36 percent.  These revenues increased as a result of our expansion into the global market which contributed an additional $3,438,467 to monitoring revenues for the fiscal year ended September 30, 2011.  Additionally, domestic revenues increased by $2,072,365, or 17 percent, from the fiscal year ended September 30, 2010.  Revenues from product sales for the fiscal year ended September 30, 2011 were $1,551,511, compared to $371,214 for the prior year, an increase of $1,180,297.  This increase is primarily due to a one-time sale and installation of an onsite monitoring product.  This type of sale is rare for the Company. For the years ended September 30, 2011 and 2010, revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $6,505,056 and $5,635,198, respectively.

Cost of Revenues

During the fiscal year ended September 30, 2011, cost of revenues, excluding impairment of equipment and parts, totaled $9,565,959, compared to cost of revenues during the fiscal year ended September 30, 2010 of $6,978,974, an increase of $2,586,985.  Cost of revenues, as a percentage of net revenues, decreased 3%, from 56 percent in 2010 to 53 percent in 2011, primarily due to a decrease in communication costs of $509,615.  The increase in cost of revenues of $2,586,985 in 2011 resulted primarily from increases of $1,365,488 in international costs, $784,393 in other monitoring costs, $292,474 in amortization expense, and $265,614 in monitoring center costs necessary for the organic growth in revenues.

Although there were increases in the cost of goods sold, as stated above, we reduced our communication costs by $509,615 in 2011.  Communication costs for the fiscal years ended September 30, 2011 and 2010 were $650,230 and $1,159,845, respectively.  These costs primarily involve the costs associated with Subscriber Identity Modules (“SIM”) which are embedded in each TrackerPAL™ and ReliAlert™ device.  The SIM enables the device to transfer voice and data information to a monitoring center.  We incur a monthly charge for each SIM, regardless of whether or not the associated device generates revenue because the SIM cards are ordered and inserted into devices before the devices are sold or leased.

Impairment costs for the fiscal years ended September 30, 2011 and 2010 were $464,295 and $590,801, respectively.  These costs resulted from disposals of obsolete inventory, monitoring equipment and parts.

Amortization for the fiscal years ended September 30, 2011 and 2010 totaled $1,160,920 and $875,312, respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the fiscal year ended September 30, 2011, gross profit totaled $7,931,549, or 44 percent of net revenues, compared to $4,881,196, or 39 percent of net revenues during the fiscal year ended September 30, 2010, an improvement of $3,050,353.  Included in cost of revenues are costs attributable to impairment of inventory and monitoring equipment of $464,295 and $590,801 for the fiscal years ended September 30, 2011 and 2010, respectively.  These impairment costs from disposal and reduction in value of obsolete monitoring equipment are expenses not expected in future periods.  Excluding impairment costs, adjusted gross profit for the fiscal year ended September 30, 2011 was $8,395,844 or 47 percent of net revenues, compared to $5,471,997 or 44 percent of net revenues for the same period in 2010, an improvement of $2,923,847.

Research and Development Expenses

During the fiscal year ended September 30, 2011, we incurred research and development expenses of $1,453,994 compared to similar expenses recognized during fiscal year 2010 totaling $1,483,385.  This decrease of $29,391 is due primarily to management’s decision during the fiscal year ended September 30, 2011 to improve efficiency in the software and device engineering departments.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2011, our selling, general and administrative expenses totaled $15,652,303, compared to $12,126,413 for the fiscal year ended September 30, 2010.  The increase of $3,525,890 is the result of increases in the following expenses: payroll and related taxes ($1,212,331), consulting ($770,155), bad debt ($803,300), taxes ($83,168), travel expenses ($160,559), insurance ($117,771), automobile ($98,866), and other expenses net of improvements ($279,740).  Payroll and related tax expenses for the fiscal year ended September 30, 2011 were $6,162,058 compared to $4,949,727 for the fiscal year ended September 30, 2010, an increase of $1,212,331.  The increase in payroll related expenses resulted primarily due to staffing requirements to fulfill international expansion initiatives.  Increase in bad debt expense of $803,300 reflects the results from the conversion of a subsidiary from cash basis to accrual basis accounting.  The Company has focused on requiring customers to prepay for services and improving protocols and processes to violate for late payment for direct offender pay programs in order to mitigate bad debt expense in future periods.

Other Income and Expense

For the fiscal year ended September 30, 2011, interest expense was $712,840, compared to $4,146,459 for the fiscal year ended September 30, 2010. This amount includes non-cash interest expense of approximately $42,351 related to amortization of deferred financing costs associated with warrants, shares of common stock issued for interest, and a beneficial conversion feature expense.  This decrease of $3,433,619 is primarily related to the conversion of $16,910,384 in debt, accrued liabilities and interest into 17,174 shares of Series D Preferred stock which resulted in the elimination of the majority of interest that would have been recognized during the fiscal year ended September 30, 2011.

Net Loss

We had a net loss for the fiscal year ended September 30, 2011 totaling $9,858,824, compared to a net loss of $13,919,609 for the fiscal year ended September 30, 2010.  This decrease of $4,060,785 is due primarily to increases in sales and the reduction of the cost of goods sold as a percentage of sales due to increased sales in areas with a much lower cost to deliver monitoring services and sales.

Liquidity and Capital Resources

We have not historically financed operations entirely from cash flows from operating activities.  During the fiscal year ended September 30, 2011, we funded our operating and investing activities through sales of equity securities. See the accompanying Notes (14) to the Consolidated Financial Statements included in this report.  The cash provided by these transactions was used by us to (i) pay operating expenses, including the costs associated with our monitoring center, (ii) purchase TrackerPAL™and ReliAlert™ devices, (iii) pay down debt and accounts payable, including amounts owed on a line of credit and bank debt, and (iv) pay general and administrative expenses, including the salaries of our employees, officers, and consultants and other expenses as described below.

As of September 30, 2011, we had unrestricted cash of $949,749, compared to unrestricted cash of $1,126,232 as of September 30, 2010.  As of September 30, 2011, we had a working capital deficit of $1,201,955, compared to a working capital deficit of $3,394,932 as of September 30, 2010.  The increase in working capital  in fiscal year 2011 primarily resulted from increases in accounts receivable, inventory, prepaid and other current assets, and reductions in current portions of long-term debt and line-of-credit, offset by increases in accounts payable, accrued liabilities and deferred revenues during the fiscal year ended September 30, 2011.

During fiscal year 2011, our operating activities used cash of $6,809,513, compared to $5,779,984 used during fiscal year 2010.  This increase in cash used from operating activities of $1,029,529 resulted primarily from decreases in net loss which was driven by an improvement in gross profit of $3,050,353, the amortization of a debt discount of $2,898,908, and an increase in the change in accounts payable of $1,322,469.

Investing activities during the fiscal year ended September 30, 2011, used cash of $3,716,554, compared to $2,228,803 during the fiscal year ended September 30, 2010.  The increase in cash used by investing activities during fiscal year 2011 resulted primarily from an increase in purchases of additional monitoring equipment.  We purchased $3,066,026 and $1,834,173 of monitoring equipment during the fiscal years ended September 30, 2011 and 2010, respectively.

Financing activities during the fiscal year ended September 30, 2011, provided $10,349,584 of net cash compared to $8,532,698 during the fiscal year ended September 30, 2010.

During the year ended September 30, 2011, we made net payments of $635,657 on notes payable and $188,634 on a related-party line of credit.  During the fiscal year 2011, we had net proceeds of $10,344,603 from the issuance of Series D Convertible Preferred stock and net proceeds of $829,272 from related-party notes payable.

During fiscal year 2010, we made net payments of $949,544 on notes payable, $729,009 on a related-party line of credit, $100,000 on notes payables related to acquisitions, $50,000 on related-party notes, and $25,000 on Series A 15% debentures. During the fiscal year 2010, we had net proceeds of $9,638,851 from the issuance of Series D Convertible Preferred stock, $747,400 from bank line of credit borrowings.

During fiscal year ended September 30, 2011, we incurred a net loss of $9,858,824 and negative cash flows from operating activities of $6,809,513, compared to a net loss of $13,919,609 and negative cash flows from operating activities of $5,779,984 for the fiscal year ended September 30, 2010.  As of September 30, 2011, our working capital deficit was $1,201,955, stockholders’ equity was $13,615,308, and accumulated deficit totaled $229,055,519.

Going Concern

Notwithstanding the improvement in gross profit, operating loss and net loss achieved in the two fiscal years ended September 30, 2011, the factors described above, as well as the risk factors set out elsewhere in this report raise substantial doubt about our ability to continue as a going concern.  The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty includes raising additional capital from the issuance of preferred stock or other securities, and expanding the market for our ReliAlert™ portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that our efforts to raise additional capital through debt or equity offerings will be successful.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and would likely cease operations.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note (2) to the audited Consolidated Financial Statements for the fiscal year ended September 30, 2011 included in this report, we discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

Inventory Reserves

The nature of our business requires maintenance of sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory and raw materials at the lower of cost, or market, which approximates actual cost. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

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

Revenue Recognition

Our revenue in fiscal year 2011 derived from two sources: (i) monitoring services; (ii) product sales.

Monitoring Services

Monitoring services include two components: (a) lease contracts in which the Company provides monitoring services and leases devices to distributors or end users and the Company retains ownership of the leased device; and (b) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use our monitoring services.

We typically lease devices under one-year contracts with customers that opt to use our monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard leasing contract, the leased device becomes billable on the date of activation or 7 to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to us.  We recognize revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

Product Sales

We may sell our monitoring devices to customers in certain situations to its customers. In addition, we may sell equipment in connection with the building out and setting up a monitoring center on behalf of our customers. We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL™ and ReliAlert™ devices) from us, customers may, but are not required to, enter into monitoring service contracts with us.  We recognize revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

We sell and install standalone tracking systems that do not require ongoing monitoring by us.  We have experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs, therefore we recognize revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations.  We typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion.  We evaluate our estimated labor hours and costs and determine the estimated gross profit or loss on each installation for each reporting period.  If it is determined that total cost estimates are likely to exceed revenues, we accrue the estimated losses immediately.

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, we enter into revenue transactions that have multiple elements.  These may include different combinations of products or monitoring services that are included in a single billable rate.  These products or monitoring services are delivered over time as the customer utilizes our services.  For revenue arrangements that have multiple elements, we consider whether the delivered devices have standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services, and the customer does not have a general right of return.  Based on these criteria, we recognize revenue from the sale of devices separately from the monitoring services provided to the customer as the products or monitoring services are delivered.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. We evaluate whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. We use an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  As of September 30, 2010, we impaired goodwill from Court Programs, Inc. by $204,735.  No other impairments were necessary during the fiscal years ended September 30, 2010 and 2011.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

Foreign Currency Risks.  We had $3,462,190 and $23,723 revenues from sources outside the United States for the fiscal years ended September 30, 2011 and 2010.  Sales of monitoring equipment during the periods indicated were transacted in U.S. dollars and, therefore, we did not experience any effect from foreign currency exchange in connection with these international sales.  We occasionally purchase goods and services in foreign currencies which resulted in currency exchange rate losses of $173 and $8,756 for the years ended September 30, 2011 and 2010, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Interest Rate Risks.  As of September 30, 2011 and 2010, we had $0 and $1,000,000 of borrowings outstanding on a line of credit with a bank with an interest rate of 3.28 percent.  The interest rate on this line of credit is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were functioning effectively at September 30, 2011.

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

At September 30, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on COSO framework.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This management’s report on internal control over financial reporting does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report on form 10-K.

Changes in Internal Control over Financial Reporting

The Company completed the acquisition of Midwest Monitoring & Surveillance, Inc. on June 30, 2011.  Subsequent to the closing of this acquisition, the Company has focused on improving its internal controls in regards to cash collection and cash disbursement processes by transitioning cash, accounts payable and payroll functions to the corporate office of the Company.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information about the members of our Board of Directors as of September 30, 2011:

Name	Age	Position

Robert E. Childers	65	Director
David P. Hanlon	65	Director
John L. Hastings, III	48	Director, President and Chief Executive Officer
Rene Klinkhammer	31	Director
Larry G. Schafran	72	Director

On December 21, 2011, at the Annual Meeting of Shareholders, elections were held to elect seven directors to our Board of Directors.  At the initial meeting of the Board of Directors, following the Annual Meeting of Shareholders, the Board voted to expand the number of directors from 7 to 9, and appointed two additional directors to fill the vacancies created by expansion of the Board.  The table and biographical information below provide information regarding our Board of Directors as of December 21, 2011:

Name	Age	Position

David S. Boone	47	Director
David P. Hanlon	65	Director, Chairman of the Board
John L. Hastings, III	48	Director, President and Chief Executive Officer
Rene Klinkhammer	31	Director
Winfried Kunz	46	Director
Dan Mabey	61	Director
Antonio J. Rodriquez	69	Director
Larry G. Schafran	72	Director
George F. Schmitt	68	Director

David S. Boone became a director on December 21, 2011. He is the Chief Executive Officer of ActiveCare, Inc., a Delaware corporation and former subsidiary of the Company.  He has served in executive rolls with a variety of publically traded and start-up organizations including Kraft General Foods, Sears, PepsiCo, Safeway and Belo Corporation as well as serving as the CFO of Intira Corporation.  In addition, he has served as a consultant with the Boston Consulting Group.  Most recently, Mr. Boone was CEO, President and Director of American CareSource Holdings from 2005 to 2011, a NASDAQ traded company.  In addition, he was the 2009 Ernst and Young Entrepreneur of the Year winner for Health Care in the Southwest Region. Mr. Boone serves on a number of private company Boards and serves on the Board of the Texas Kidney Foundation. Mr. Boone graduated from the University of Illinois, cum laude, in 1983 majoring in accounting.  Mr. Boone is a Certified Public Accountant.  He received his master’s degree in business administration from Harvard in 1989.

David P. Hanlon has been a member of our Board of Directors since October 2006 and was appointed Chairman in December 2011.  He served previously as Chief Executive Officer and President of Empire Resorts, Inc., a public company in the gaming industry, until May 2009.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion.  From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world's leading manufacturer of microprocessor gaming machines.  From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin's Resorts International, and prior to that, Mr. Hanlon served as President of Harrah's Atlantic City (Harrah's Marina and Trump Plaza).  Currently, he serves as President and Chief Executive Officer of the Las Colinas Group organized for the purpose of developing a major entertainment center in partnership with the city of Irving Texas.  Mr. Hanlon's education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, and an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and completion of the Advanced Management Program at the Harvard Business School.

John L. Hastings, III became our President on June 19, 2008 and Chief Executive Officer on June 30, 2011.  Mr. Hastings has worked for Nestle/Stouffer’s, Kraft/General Foods, Nissan Motor Acceptance Corp., NCR/Teradata, Unisys Corp. and VNU/AC Nielsen.  He has also served on the boards of small entrepreneurial companies.  From 1998 through 2006, Mr. Hastings worked with VNU – AC Nielsen in several executive posts, last serving as its Senior Vice President and General Manager of Global Business Intelligence, reporting directly to VNU’s chief executive officer.  Upon acquisition and privatization of VNU in 2006, and until his appointment as our President in 2008, Mr. Hastings served as the interim President and CEO of Klever Marketing, Inc., a Utah-based retail marketing company.  Mr. Hastings received a BA from Cal State University, Fullerton CA (1985) and an MBA from Pepperdine University, Malibu CA (1987).

Rene Klinkhammer became a director in January 2010.  He graduated from European Business School, Oestrich-Winkel, Germany, in 2004, with an MBA-equivalent degree in business administration.  His majors were Banking, Finance and International Management.  After graduating, Mr. Klinkhammer joined Deutsche Bank’s Investment Banking Division as an analyst in the Corporate Finance Advisory Group, specializing in mergers & acquisitions, along with debt and equity financing transactions for larger German clients of the bank.  In 2007, Mr. Klinkhammer joined Sapinda Group, a privately-owned investment company with offices in Amsterdam, Berlin, London and other major cities around the world.  For the past five years, Mr. Klinkhammer has worked with the Company as both an investor and advisor.

Winfried Kunz became a director on December 21, 2011. He studied Business Administration and Economics from 1984 -1989 at the Universities in Munich and Cologne.  In 1985 he started working as a system analyst and from 1987 – 1998 as a management consultant for German, British and American companies in the Information Technology Business, where he served in executive positions.  Mr. Kunz worked as an executive at Precision Software Ltd., Contract Software International Inc., and Symantec Corp.  For more than 15 years Mr. Kunz has worked as an independent consultant and managing partner of Asecon GmbH a company he founded in 1997, developing and implementing investor innovative business models for residential properties with a focus in Munich for his own portfolio and for third parties.  For more than 10 years he has been a consultant to JK Wohnbau GmbH, a Munich based real estate developer, where he served as COO from 2009 until the IPO in 2010.

Dan L. Mabey became a director on December 21, 2011.  He is the President of 1-2-1 View (Singapore), President of Bighorn Oil and Gas (Casper Wyoming), President of Goldrim Contract Services (Utah) since 2009, and Chief Operating Officer and Director of In Media Corporation (California) since 2010.  From 2004 to 2009, Mr. Mabey was President of Interactive Devices, Inc. in Folsom, California.  From 2003 to 2009, he was also a Vice President of Broadcast International, in Salt Lake City, Utah. From 1990 until 2002, Mr. Mabey was Director of the State of Utah International Business Development Office.  Throughout his career, Mr. Mabey has been active in civic and community organizations and is the recipient of numerous service awards.  He is also the co-inventor or lead inventor on six patents and the sole inventor of a seventh.  Mr. Mabey received a Masters of Public Administration (MPA) degree from Idaho State University in 1978 and a BA degree from Boise State University in 1974.

Antonio J. Rodriguez became a director on December 21, 2011.  He has practiced corporate law since 1974 with the firm McConnell Valdes, LLC in Puerto Rico and from 1979 to 2006 he served as a principal partner of the law firm.  Since 2006, Mr. Rodriquez has served as Of Counsel with the firm.  Mr. Rodriquez has extensive experience as a corporate attorney advising both private and publicly held corporations and facilitating transactions of all kinds.  Mr. Rodriquez and his firm are legal counsel to Borinquen Container Corporation, a significant shareholder of the Company.

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

George F. Schmitt became a director on December 21, 2011.  He is the CEO of MBTH Cognitive Radio.  He has held this position since December, 2010.  Mr. Schmitt is also the lead director and board member of XG Technology, Inc. (XGT:London), a public company whose securities trade on the London Stock Exchange.  Mr. Schmitt previously served as a director of Keatrox and as a principal of Cybergate Nevada and Sierra Sunset II.  Mr. Schmitt was previously CEO and a director of espire communications which filed Chapter 11 bankruptcy 10 years ago.  Mr. Schmitt is currently a director of the following companies: MBTH, LLC, a privately held company, AIM, Kentrox, Inc. a privately held corporation, and TeleATL AS, a Dutch corporation.  In addition, Mr. Schmitt has previously served as Financial Vice President of Pacific Telesis and chaired the audit committee of Objective Systems Integrations and TeleATLAS.  Mr. Schmitt received an M.S. in Management from Stanford University, where he was a Sloan Fellow, and a B.A. in Political Science from Saint Mary’s College.

Board of Directors

Election and Meetings

Directors currently hold office until the next annual meeting of the shareholders and until their successors have been elected or appointed and duly qualified.  Executive officers are appointed by the Board of Directors and hold office until their successors are appointed and duly qualified.  Vacancies on the Board which are created by the retirement, resignation or removal of a director may be filled by the vote of the remaining members of the Board, with such new director serving the remainder of the term or until his/her successor shall be elected and qualify.

The Board of Directors is elected by and is accountable to our shareholders.  The Board establishes policy and provides strategic direction, oversight, and control.  The Board met 11 times during fiscal year 2011.  All directors attended at least 80 percent of the meetings of the Board and the committees of the Board of Directors, of which they are members.

Director Independence

The Board of Directors has determined that the following current members of the Board are independent directors as of December 21, 2011, in accordance with the director independence standards of the NASDAQ Stock Market, including NASDAQ Rule 4200(a)(15): David S. Boone, David P. Hanlon, Winfried Kunz, Larry G. Schafran, and George F. Schmitt.  The independent directors meet from time to time in executive session.  The Board has not appointed a lead independent director.

Shareholder Communications with Directors

If we receive correspondence from our shareholders that is addressed to the Board of Directors, we forward it to every director or to the individual director to whom it is addressed. Shareholders who wish to communicate with the directors may do so by sending their correspondence to the directors c/o SecureAlert, Inc., 150 West Civic Center Drive, Suite 100, Sandy, Utah 84070.

Committees of the Board of Directors

The Board of Directors has a separately-designated standing Audit Committee, Compensation Committee, and Nominating Committee.  These committees assist the Board of Directors to perform its responsibilities and make informed decisions.  Charters for these committees are posted on our website, www.securealert.com.

Audit Committee.  The primary duties of the Audit Committee are to oversee (i) management’s conduct of the Company’s financial reporting process, including reviewing the financial reports and other financial information provided by the Company, and reviewing the Company’s systems of internal accounting and financial controls, (ii) the Company’s independent auditors’ qualifications and independence and the audit and non-audit services provided to the Company and (iii) the performance of the Company’s independent auditors.  The Audit Committee assists the Board in providing oversight as to the Company’s financial and related activities, including capital market transactions.

The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent registered public accounting firm.  The Audit Committee met four times during fiscal year 2011.  Members of the Audit Committee during fiscal year 2011 were Larry Schafran (Chairman), David Hanlon, and Rene Klinkhammer. Subsequent to the Annual Meeting of Shareholders on December 21, 2011, the Board of Directors reorganized the Audit Committee to include Larry Schafran (Chairman), David Hanlon and George Schmitt.

Each member of the Audit Committee satisfies the definition of independent director as established in the NASDAQ Listing Standards.  All of the members of the Audit Committee are financially literate.  In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors has designated Mr. Schafran as the Audit Committee’s “Audit Committee Financial Expert” as defined by the applicable regulations promulgated by the Securities and Exchange Commission.

The Audit Committee reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (“PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2011 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.  The Audit Committee recommended to the Board of Directors that our audited Consolidated Financial Statements for the fiscal year September 30, 2011 be included in this report.

Compensation Committee.  During the fiscal year 2011, the Compensation Committee was chaired by Robert Childers having been appointed by the Board of Directors.  Mr. Childers was not a nominee for director at the Annual Meeting and stepped down at the time his successor was elected.  Larry Schafran also served as a member of the Compensation Committee during the fiscal year 2011.  The Compensation Committee met three times during fiscal year 2011.  Members of the Compensation Committee are appointed by the Board of Directors and a majority of the members of the Compensation Committee are independent directors under applicable NASDAQ rules.  Subsequent to the Annual Meeting of Shareholders on December 21, 2011, the Board of Directors reorganized the Compensation Committee to include Winfried Kunz, George Schmitt, and Rene Klinkhammer.

The Compensation Committee has responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to shareholders.  The Committee monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance shareholder value, rewards superior performance, and is justified by the returns available to shareholders.

The Compensation Committee also acts on behalf of the Board of Directors in administering compensation plans approved by the Board, in a manner consistent with the terms of such plans (including, as applicable, the granting of stock options, restricted stock, stock units and other awards, the review of performance goals established before the start of the relevant plan year, and the determination of performance compared to the goals at the end of the plan year). The Committee reviews and makes recommendations to the Board with respect to new compensation incentive plans and equity-based plans; reviews and recommends the compensation of the Company’s directors to the full Board for approval; and reviews and makes recommendations to the Board on changes in major benefit programs of executive officers of the Company.

Nominating Committee.  Larry Schafran serves as the chair of the Nominating Committee, having been appointed by the Board.  Robert Childers served as a member of this committee during the fiscal year 2011.  Subsequent to the Annual Meeting of Shareholders on December 21, 2011, the Board of Directors reorganized the Nominating Committee to include Larry Schafran (Chairman), Winfried Kunz and Dan Mabey. The Nominating Committee has the responsibility for identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

The Nominating Committee is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by shareholders), as well as the overall composition of the Board of Directors, and recommend a slate of directors to be nominated for election at the annual meeting of shareholders, or, in the case of a vacancy on the Board of Directors, recommend a director to be elected by the Board to fill such vacancy.  The Nominating Committee held one meeting during fiscal 2011.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended 2011, the Compensation Committee was comprised of Robert Childers, David Hanlon, and Larry Schafran.  All members of the Compensation Committee in fiscal year 2011 were independent directors.  No member of our Compensation Committee during fiscal year 2011, or as reorganized on December 21, 2011 is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

Current Executive Officers

The following table sets forth certain information regarding our principal executive officer and principal financial and accounting officer as of September 30, 2011:

Name	Age	Position

John L. Hastings, III	48	President and Chief Executive Officer
Chad D. Olsen	40	Chief Financial Officer

John L. Hastings, III became our President on June 19, 2008 and Chief Executive Officer on November 20, 2008.  His work and education information is detailed with our Board of Directors table above.

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

Item 11.    Executive Compensation

Our President, Chief Operating Officer, and Chief Executive Officer, Mr. Hastings, is paid a base annual salary of $360,000 which salary increase became effective on October 1, 2011. The amount of the base salary was determined after negotiations between Mr. Hastings and our Compensation Committee.  Factors considered in determining Mr. Hastings’ base salary included his background in the industries in which we operate; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Effective September 30, 2011, the Board of Directors granted stock options to certain employees of the Company, including its executive officers and managers.  One-third of the options vested upon the grant date.  The remaining and unvested stock options granted to executive officers and managers will vest as follows:  one-third vest on September 30, 2012 and the remaining one-third vest on September 30, 2013.  These options were granted to encourage retention and motivate management and employees to increase shareholder value through stock appreciation.  Since these options and the underlying securities issuable upon their exercise have not been registered, upon exercise of these options the employee will receive restricted shares of common stock, which would restrict the ability of the employee to sell the shares prior to the satisfaction of certain requirements under SEC regulations, including holding the shares for a minimum of six months prior to their sale.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our principal executive officer, our principal financial officer and the two other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) who served as executive officers at any time during the two most recent fiscal years ended September 30, 2011:

( a )	( b )	( c )	( d )	( e )	( f )	( g )	( h )
Name and						All Other
Principal		Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Position	Year	( $ )	( $ )	( $ )	( $ )	( $ )	( $ )

John L. Hastings, III (1)	2011	$325,000	$27,000	$137,500	$477,350	$237,919	$1,204,769
Chief Executive Officer,	2010	$325,000	$-	$-	$131,326	$174,853	$631,179
President, and
Chief Operating Officer,

David G. Derrick (2)	2011	$180,000	$-	$50,891	$-	$10,968	$241,859
Chief Executive Officer	2010	$240,000	$-	$-	$83,991	$74,197	$398,188

Chad D. Olsen (3)	2011	$165,000	$4,000	$-	$159,117	$26,511	$354,628
Chief Financial Officer	2010	$165,000	$17,580	$-	$14,264	$25,845	$222,689

Michael G. Acton (4)	2010	$3,076	$-	$-	$-	$-	$3,076
Chief Financial Officer

Robert Schick (5)	2011	$144,000	$4,000	$-	$99,448	$5,464	$252,912
Managing Director Global
Sales and Marketing

Bernadette Suckel (6)	2011	$125,400	$2,000	$-	$99,448	$10,653	$237,501
Managing Director Global	2010	$121,541	$-	$-	$81,313	$5,259	$208,113
Customer Service

(1)
Mr. Hastings became our Chief Executive Officer in July 2011.  Mr. Hastings was also appointed to serve as the Company’s President in June 2008 and our Chief Operating Officer in November 2008.  Column (e) includes 275 shares of Series D Preferred stock issued to Mr. Hastings.  Column (f) includes non-cash compensation expense of $477,300 and $131,326 reported under Item 402 of Regulation S-K under the Exchange Act in connection with certain common stock purchase warrants granted to Mr. Hastings during the fiscal years ended September 30, 2011 and 2010, respectively.  On September 30, 2011, the Compensation Committee granted additional warrants to Mr. Hastings for the purchase of 36,000,000 shares of common stock at an exercise price of $0.0833 per share.  These warrants vest as follows:  one-third vested upon the date of grant, one-third will vest on September 30, 2012, and the remaining one-third will vest on September 30, 2013.  Amounts in column (f) of the above table represent the non-cash compensation expense of the Company based on the fair value of warrants granted, calculated using the Black-Scholes valuation model with an aggregate grant date fair value of $1,833,957.  This calculation involves the following assumptions:  exercise price of $0.0833, risk-free interest rate ranging from 0.25% to 0.42%, expected life ranging from 1.5 to 2.5 years, expected dividend of 0%, and a volatility factor ranging from 74.37% to 110.88%.  The Company recognized $477,350 of expense during the year ended September 30, 2011 and the remaining expense of $1,356,607 will be recognized over the vesting periods indicated above.  As of December 21, 2011, the non-cash compensation expense of $477,350 related to the vested warrants had an intrinsic value of $0.  In addition to the future vesting restrictions of the warrants granted to Mr. Hastings, the shares underlying the warrants are also subject to trading restrictions.  The value of the warrants is dependent on the performance of the Company’s stock over time.  Column (g) includes $201,980 of additional compensation paid by us for services and benefits on behalf of Mr. Hastings as part of his signing package, as well as payments for paid-time off, health, dental, and vision insurance.

(2)
Mr. Derrick served as our Chief Executive Officer until June 30, 2011, a position he had occupied from 2001.  He resigned to pursue other interests in June 2011.  Column (c) “Salary,” includes $180,000 of compensation expense incurred by the Company in connection with Mr. Derrick’s base salary.  Column (e) includes 102 shares of Series D Preferred stock issued to Mr. Derrick for services rendered by him through the date of his resignation from the Company.

(3)
Mr. Olsen became our Chief Financial Officer and Corporate Secretary in January 2010.  Prior to his appointment as Chief Financial Officer, Mr. Olsen was our controller.  Column (f) includes non-cash compensation expense of $159,117 and $14,264 in connection with certain common stock purchase warrants granted to Mr. Olsen during the fiscal years ended September 30, 2011 and 2010, respectively.  On September 30, 2011, the Compensation Committee granted additional warrants to Mr. Olsen for the purchase of 12,000,000 shares of common stock at an exercise price of $0.0833 per share.  These warrants vest as follows:  one-third vested upon the date of grant, one-third will vest on September 30, 2012, and the remaining one-third will vest on September 30, 2013.  Amounts in this column (f) represent non-cash compensation expense based on the fair value of warrants granted, calculated using the Black-Scholes valuation model with an aggregate grant date fair value of $611,319.  The calculation involved the following assumptions:  exercise price of $0.0833, risk-free interest rate ranging from 0.25% to 0.42%, expected life ranging from 1.5 to 2.5 years, expected dividend of 0%, and a volatility factor ranging from 74.37% to 110.88%.  The Company recognized $159,117 of expense during the year ended September 30, 2011 and the remainder expense of $452,202 will be recognized over the vesting periods discussed above.  As of December 21, 2011, the non-cash compensation expense of $159,117 related to the vested warrants had an intrinsic value of $0.  In addition to the future vesting restrictions of the warrants granted to Mr. Olsen, the shares underlying the warrants are also subject to trading restrictions.  The value of the warrants is dependent on the performance of the Company’s stock over time.  Column (g) includes additional compensation for paid-time off, health, dental, life and vision insurance.

(4)
Mr. Acton was our Chief Financial Officer from 2001 through June 19, 2008 and from November 20, 2008 to January 2010.  He resigned to pursue other interests in January 2010. Column (g) includes additional compensation for paid-time off, health, dental, life, and vision insurance.

(5)
Mr. Schick has served as Managing Director of Global Sales and Marketing of the Company since February 2010. Column (f) includes non-cash compensation expense of $99,448 in connection with certain common stock purchase warrants granted to Mr. Schick during the fiscal year ended September 30, 2011.  On September 30, 2011, the Compensation Committee granted additional warrants to Mr. Schick for the purchase of 7,500,000 shares of common stock at an exercise price of $0.0833 per share.  These warrants vest as follows:  one-third vested upon the date of grant, one-third will vest on September 30, 2012, and the remaining one-third will vest on September 30, 2013.  Amounts in this column (f) represent non-cash compensation expense based on the fair value of warrants granted, calculated using the Black-Scholes valuation model with an aggregate grant date fair value of $382,074 using the following assumptions:  exercise price of $0.0833, risk-free interest rate ranging from 0.25% to 0.42%, expected life ranging from 1.5 to 2.5 years, expected dividend of 0%, and a volatility factor ranging from 74.37% to 110.88%.  The Company recognized $99,448 of expense during the year ended September 30, 2011 and the remaining expense of $282,626 will be recognized over the vesting periods discussed above.  As of December 21, 2011, the non-cash compensation expense of $99,448 (vested warrants) had an intrinsic value of $0.  In addition to the future vesting restrictions of the warrants granted to Mr. Schick, the shares underlying the warrants are also subject to trading restrictions.  The value of the warrants is dependent on the performance of the Company’s stock over time.  Column (g) includes additional compensation for paid-time off, health, dental, life and vision insurance.

(6)
Ms. Suckel has served as Managing Director of Global Customer Service and Account Management of the Company since June 2008.  Column (f) includes non-cash compensation expense of $99,448 and $81,313 in connection with certain common stock purchase warrants granted to Ms. Suckel during the fiscal years ended September 30, 2011 and 2010, respectively.  On September 30, 2011, the Compensation Committee granted additional warrants to Ms. Suckel for the purchase of 7,500,000 shares of Common Stock at an exercise price of $0.0833 per share.  These warrants vest as follows:  one-third vested upon the date of grant, one-third will vest on September 30, 2012, and the remaining one-third will vest on September 30, 2013.  Amounts in this column represent non-cash compensation expense based on the fair value of warrants granted, calculated using the Black-Scholes valuation model with an aggregate grant date fair value of $382,074.  This calculation involved the following assumptions:  exercise price of $0.0833, risk-free interest rate ranging from 0.25% to 0.42%, expected life ranging from 1.5 to 2.5 years, expected dividend of 0%, and a volatility factor ranging from 74.37% to 110.88%. The Company recognized $99,448 of expense during the year ended September 30, 2011 and the remaining expense of $282,626 will be recognized over the vesting periods discussed above.  As of December 21, 2011, the non-cash compensation expense of $99,448 related to the vested warrants had an intrinsic value of $0.  In addition to the future vesting restrictions of the warrants granted to Ms. Suckel, the shares underlying the warrants are also subject to trading restrictions.  The value of the warrants is dependent on the performance of the Company’s stock over time.  Column (g) includes additional compensation for paid-time off, health, dental, life and vision insurance.

Outstanding Equity Awards at Fiscal Year-End 2011

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

John L. Hastings III	1,250,000	-	-	$0.13	6/23/13	-	-	-	-
	250,000	-	-	$0.13	1/15/14	-	-	-	-
	12,000,000	24,000,000	-	$0.08	9/29/14	-	-	-	-

Chad D. Olsen	1,518,000	-	-	$0.10	4/30/13	-	-	-	-
	200,000	-	-	$0.30	1/15/14	-	-	-	-
	25,000	-	-	$0.12	3/14/14	-	-	-	-
	4,000,000	8,000,000	-	$0.08	9/29/14	-	-	-	-
	416,440	-	301,560	$0.15	9/29/15	-	-	-	-

Robert Schick	2,500,000	5,000,000	-	$0.08	9/29/14	-	-	-	-
	406,000	-	294,000	$0.15	9/29/15	-	-	-	-

Bernadette Suckel	100,000	-	-	$1.55	6/8/13	-	-	-	-
	200,000	-	-	$0.30	1/15/14	-	-	-	-
	2,500,000	5,000,000	-	$0.08	9/29/14	-	-	-	-
	406,000	-	294,000	$0.15	9/29/15	-	-	-	-

No options held by executive officers or directors were exercised during the fiscal year ended September 30, 2011.

Employment Agreements

We have no employment agreements with any executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2011, and that such filings were timely except the following:

•	Mr. Derrick, a former director and executive officer, filed two late Forms 4 to report three transactions;
•	Mr. Olsen, an executive officer, filed one late Form 4 to report one transaction;
•	Mr. Childers, a director, filed two late Forms 4 to report two transactions;
•	Mr. Schafran, a director, filed two late Forms 4 to report two transactions;
•	Mr. Hanlon, a director, filed two late Forms 4 to report two transactions; and
•	Dr. Bernardi, a former director, filed two late Forms 4 to report three transactions.
•	Mr. Klinkhammer, a director, filed one late Form 4 to report one transaction.

Compensation of Directors

We do not pay any compensation to our employees who may also serve as directors for their service on the Board; therefore, John L. Hastings, III as an executive officer is not compensated for his service on the Board. The table below summarizes the compensation paid by us to our non-employee directors for the fiscal year ended September 30, 2011:

(a)	(b)	(c)	(d)	(e)
	Fees earned	Stock awards	Option awards	Total
Name	($)	($)	($)	($)

David Hanlon	$67,476	$-	$5,294	$72,770
Robert Childers	$67,476	$-	$5,294	$72,770
Larry Schafran	$67,476	$-	$5,294	$72,770
Rene Klinkhammer	$51,000	$-	$5,294	$56,294
Edgar Bernardi	$67,476	$-	$5,294	$72,770

The Company accrued $67,476 of expense in connection with services rendered by each non-employee director during the fiscal year ended September 30, 2011. Subsequent to September 30, 2011, in lieu of accrued board fees, the Company issued (i) to Messrs. Hanlon, Childers and Schafran warrants to purchase 1,200,000 shares of Common Stock at an exercise price of $0.0833 per share, valued at $67,476, (ii) 600,000 shares of Common Stock to Mr. Klinkhammer, valued at $51,000 in lieu of non-employee director expenses accrued for the fiscal year end September 30, 2011, and (iii) 100,000 warrants, valued at $4,966, were granted to Mr. Bernardi for his services rendered on the Board of Directors which ended with his resignation June 30, 2011. The warrants granted were valued using the Black-Scholes valuation method on the date of grant.

Reimbursement of Expenses

The Company reimburses travel expenses of members of the Board of Directors for their attendance at Board meetings.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

We have two classes of voting securities issued and outstanding: our common stock and our Series D Preferred Stock.  The following table presents information regarding beneficial ownership and voting power as of December 21, 2011, of all classes of our voting securities by:

•	Each shareholder known to us to be the beneficial owner of more than five percent of any class of our voting securities;

•	Each of our Named Executive Officers;

•	Each of our directors; and

•	All of our executive officers and directors as a group.

 We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own.  Applicable percentage ownership is based on 509,772,631 of common stock and 48,853 shares of Series D Preferred outstanding as of the date indicated.  Outstanding Series D Preferred is convertible into 293,118,000 shares of common stock.  In computing the number of shares of common stock and Series D Preferred beneficially owned by a person and the applicable percentage ownership of that person, we deemed outstanding shares of common stock or Series D Preferred subject to warrants and options held by that person that are currently exercisable or exercisable within 60 days of December 21, 2011.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of common stock are entitled to one vote per share and holders of Series D Preferred are entitled to 6,000 votes per share and vote with the common shareholders on an as-converted basis.

	Title or Class of Securities:
Name and Address of	Common Stock		Series D Preferred Stock		Voting Power
Beneficial Owner (1)	Shares	%	Shares	%	Shares	%
5% Beneficial Owners:
Borinquen Container Corp (2)	87,081,825	16.3%	3,900	8.0%	87,081,825	8.0%
Kofler Ventures, S.a.r.l. (3)	56,184,687	9.9%	6,000	12.3%	36,984,687	12.3%
David G. Derrick (4)	49,950,793	9.0%	7,035	14.4%	47,950,793	14.4%
Advance Technology Investors, LLC (5)	38,007,033	7.1%	3,644	7.5%	38,007,033	7.5%
Winfried Kill (6)	31,026,000	6.2%	-	-	31,026,000	-
Sapinda UK Limited (7)	15,419,244	2.9%	2,550	5.2%	15,419,244	5.2%

Directors and Named Executive Officers
and Director Nominees:
John L. Hastings, III (8)	13,500,299	2.6%	-	*	299	*
Chad D. Olsen (9)	7,668,316	1.5%	172	*	1,508,876	*
Bernadette Suckel (10)	3,256,000	*	-	*	50,000	*
Larry Schafran (11)	3,172,793	*	110	*	912,793	*
Robert Schick (12)	2,974,222	*	-	*	68,222	*
David P. Hanlon (13)	2,964,065	*	115	*	955,065	*
Rene Klinkhammer (14)	2,375,318	*	255	*	2,175,318	*
Winfried Kunz	-	*	-	*	-	*
David S. Boone	-	*	-	*	-	*
Dan Mabey	1,000	*	-	*	1,000	*
Antonio J. Rodriguez	-	*	-	*	-	*
George Schmitt	-	*	-	*	-	*

All directors and executive officers as a group (12 persons)	37,999,542	7.0%	652	1.3%	7,759,102	1.0%

*	Represents beneficial ownership of less than one percent of the outstanding shares of the class of voting securities indicated.

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 150 West Civic Center Drive, Suite 100, Sandy, Utah 84070.

(2)	Includes 23,400,000 shares of common stock issuable upon conversion of 3,900 shares of Series D Preferred and 63,681,825 shares of common stock. Address is P.O. Box 145170, Arecibo, Puerto Rico 00614.

(3)
Includes 984,687 shares owned of record by Kofler Ventures, S.a.r.l. and 19,200,000 vested stock purchase warrants, as well as 36,000,000 shares of common stock issuable upon conversion of 6,000 shares of Series D Preferred owned of record by Kofler Ventures, S.a.r.l.  Address is R.C.S. Luxembourg B-0090554, 412F, route d’Esch, L-2086 Luxembourg.

(4)
Mr. Derrick is a former executive officer and director of the Company.  The amount indicated includes 3,752,669 shares of common stock owned of record by Mr. Derrick, 1,795,063 shares held in the name of ADP Management, 193,061 shares held in the name of Purizer Corporation, and 2,000,000 vested stock purchase warrants.  The shares owned also include 32,550,000 shares of common stock issuable upon conversion of 5,425 shares of Series D Preferred owned of record by Mr. Derrick and 9,660,000 shares of common stock issuable upon conversion of 1,610 shares of Series D Preferred held in the name of Purizer Corporation.  Address is 1401 N. Highway 89, Suite 240, Farmington, Utah  84025.

(5)
Includes 21,864,000 shares of common stock issuable upon conversion of 3,644 shares of Series D Preferred and 16,143,033 shares of common stock.  Includes 241,743 shares of common stock owned of record by Dina Weidman, 32,001 shares of common stock owned of record by Steven Weidman, and 109,742 shares of common stock owned of record by U/W Mark Weidman Trust.  Additionally, includes common stock issuable upon conversion of 107 shares of Series D Preferred owned of record by Dina Weidman and 107 shares of Series D Preferred owned of record by Steven C. Weidman.  Address is 154 Rock Hill Road, Spring Valley, NY 10977.

(6)	Includes 31,024,000 shares of common stock. Address is Parkstrasse 32A, Bergisch-Gladbach 2M, 51427 Germany.

(7)
Includes 15,300,000 shares of common stock issuable upon conversion of 2,550 shares of Series D Preferred and 119,244 shares of common stock.  Shareholder’s address is 25 Park Lane, W1K 1RA, London, United Kingdom.

(8)
Mr. Hastings is our Chief Executive Officer, President, and Chief Operating Officer.  Beneficial ownership includes 299 shares of common stock owned of record by Mr. Hastings.  Amount indicated includes 13,500,000 shares of common stock issuable upon the exercise of vested stock purchase warrants.

(9)
Mr. Olsen is our Chief Financial Officer.  Common stock beneficially owned includes 476,876 shares owned of record by Mr. Olsen and 6,159,440 vested stock purchase warrants, as well as 1,032,000 shares of common stock issuable upon conversion of 172 shares of Series D Preferred.

(10)	Mrs. Suckel is our Managing Director of Global Customer Service. Common stock beneficially owned includes 50,000 shares owned of record by Mrs. Suckel and 3,206,000 vested stock purchase warrants.

(11)
Mr. Schafran is a director.  Common stock beneficially owned includes 252,793 shares owned of record by Mr. Schafran and 2,260,000 shares of common stock issuable upon exercise of stock purchase warrants, as well as 660,000 shares of common stock issuable upon conversion of 110 shares of Series D Preferred.

(12)	Mr. Schick is our Managing Director of Global Sales and Marketing. Common stock beneficially owned includes 68,222 shares owned of record by Mr. Schick and 2,906,000 vested stock purchase warrants.

(13)
Mr. Hanlon is a director.  Amount indicated includes 265,065 shares of common stock owned of record by David P. Hanlon Living Trust and 2,009,000 shares issuable upon exercise of warrants, as well as 690,000 shares of common stock issuable upon conversion of 115 shares of Series D Preferred.

(14)
Mr. Klinkhammer is a director.  Includes 645,318 shares of common stock owned of record by Mr. Klinkhammer, 1,530,000 shares of common stock issuable upon conversion of 255 shares of Series D Preferred and 200,000 shares of common stock issuable upon exercise of stock purchase warrants.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended September 30, 2010 and 2011. These transactions consist mainly of financing transactions and consulting arrangements.  Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Related-Party Agreement and Note

On June 24, 2010, the Company and ADP Management Corporation (“ADP”) entered into an agreement whereby ADP agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL™ II (e) and ReliAlert™ devices and to provide additional working capital to the Company.  ADP is controlled by the Company’s former Chairman and Chief Executive Officer, David G. Derrick who resigned from all positions with the Company on June 30, 2011.  The Company agreed to pay a 10% origination fee to ADP for money loaned and/or invested (for a maximum of $500,000) convertible into shares of Series D Preferred stock or cash and interest at a rate of 16% per annum is payable quarterly.  The amounts due under this note are due upon demand.

As of September 30, 2010, the Company owed $0 to ADP under the note and $449,755 of accrued interest and origination fees was included in accrued expenses (see Note 5).

During fiscal year ended September 30, 2011, increases to the note consisted of $515,536 of expenses owed to ADP that are reimbursable by the Company, offset, in part, by cash repayments of $188,634 resulting in an outstanding balance of $326,902 which amount was converted during the fiscal year into 654 shares of Series D Preferred stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock).

Also during the fiscal year ended September 30, 2011, the Company incurred additional interest due to ADP at an incremental interest rate of 12.75% on a $1,000,000 bank line of credit facilitated by ADP by the pledge of certificates of deposit owned by ADP as collateral for the loan.  As of September 30, 2011, the line of credit was paid in full by ADP and the bank released the Company from its obligation.  The Company executed a promissory note payable to ADP in the amount of $1,000,000 for satisfying the line of credit obligation.  During the fiscal year ended September 30, 2011, the promissory note of $1,000,000 and $100,831 of related accrued interest were converted into 2,202 shares of Series D Convertible Preferred D stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock).  Additionally, the Company recorded $42,351 as interest expense to account for a beneficial conversion feature in connection with the agreement.

ADP also converted $203,267 of an outstanding balance of $303,267 in connection with unpaid interest and fees into 406 shares of Series D Preferred stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock) resulting in an outstanding balance of $100,000 to be paid in monthly installments of $20,000, ending on December 1, 2011.  As of September 30, 2011, the remaining balance due to ADP was $40,000. Subsequently, the $40,000 has been paid in full.

As of September 30, 2011, ADP loaned and/or assisted in facilitating approximately $4,030,380 of financing to the Company resulting in $403,038 in origination fees in connection with the agreement.

The table below summarizes the amounts that ADP converted into 3,262 shares of Series D Preferred stock during the fiscal year ended September 30, 2011:

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

During the fiscal year ended September 30, 2010, the Company recorded $240,000 in connection with the ADP consulting arrangement and $180,000 for the fiscal year ended September 30, 2011. The $180,000 of consulting expense recorded reflects services rendered for nine months prior to terminating the consulting arrangement upon the resignation of Mr. Derrick on June 30, 2011 from his positions within the Company as disclosed in the Company’s form 8-K filed on July 6, 2011.

Related-Party Line of Credit

As of September 30, 2009, the Company owed $76,022 under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, the Company’s former Chief Executive Officer.  Outstanding amounts on the line of credit accrued interest at 11% per annum and were due upon demand.  During the fiscal year ended September 30, 2010, the interest rate increased from 11% to 16% and the Company paid off the line-of-credit.  The decrease in the balance consisted of net cash repayments of $729,009 offset, in part, by $652,987 of expenses owed to ADP Management that are reimbursable by the Company.

Terminated Loan and Security Agreement

On August 19, 2011, the Company entered into a Loan and Security Agreement with an entity wherein the Company could borrow up to $8,000,000 on a line of credit. On September 30, 2011, the Company and the lender agreed to terminate the agreement and enter into an agreement to raise additional equity on behalf of the Company through the sale of Series D Preferred stock. As of September 30, 2011, the Company owed $500,000 on the line of credit.  Subsequently, the $500,000 was paid back and the line of credit was closed.

Related-Party Royalty Agreement

On July 1, 2011, the Company entered into a royalty agreement with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico, wherein the Company agreed to pay a royalty in an amount equal to 20% of the net revenues from the sale or lease of our products and services within South and Central American, the Caribbean, Spain and Portugal. As of September 30, 2011, the Company accrued $505,977 of royalty expense in connection with royalty agreement recorded under accounts payable.  Subsequently, the Company issued 172,704 shares of common stock to pay $14,386 of royalty expense due in connection with a royalty agreement.

Related-Party Notes Payable

Note #1

In November 2008, the Company borrowed $1,000,000 from a former officer of the Company.  The unsecured note payable accrues interest at 15% and was due and payable upon the Company receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  The Company paid a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February 2009, the officer loaned an additional $500,000 to the Company resulting in a total of $1,500,000 due to the officer.  The Company and officer agreed to extend the due date of the full obligation to February 26, 2010.  As of September 30, 2009, the Company owed $1,500,000 plus $12,197 in accrued interest. On January 13, 2010, the former officer converted the note of $1,500,000 into 1,500 shares of Series D Preferred stock.

Note #2

Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000, together with interest on any unpaid amounts at 8% per annum.  During the fiscal year end September 30, 2011, the maturity date of this note was extended to November 1, 2012.  As of September 30, 2011 and 2010, the Company owed $139,272 and $150,000 in principal plus $2,167 and $9,181, respectively, in accrued interest under this note, which is payable to former principal of Court Programs.

Note #3

The Company entered into a promissory note on March 16, 2010 with a former officer of the Company for $500,000 accruing interest at a rate of 12% per annum or a 1% origination fee of $5,000, whichever is greater, maturing on April 15, 2010. On April 1, 2010, the Company paid off the promissory note for $505,000 in outstanding principal and accrued interest resulting in an effective interest rate of 21.5% per annum.

Note #4

During the fiscal year ended September 30, 2011, the Company borrowed $662,369 from an officer of the Company.  The notes bore an interest rate of 12% per annum and paid $25,000 in origination fees.  These notes were paid off in cash prior to September 30, 2011.  As of September 30, 2011, the Company owed $0 in principal plus $0 in accrued interest and fees.

Note #5

During the fiscal year ended September 30, 2011, the Company borrowed $400,000 from one of its directors in the form of two promissory notes which bear interest at 8% per annum and are convertible into shares of Series D Preferred stock at $500 per share.  On September 30, 2011, the $400,000 and all $28,631 in related accrued interest was converted into 857 shares of Series D Preferred stock.

Note #6

Effective, June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest which resulted in the Company entering into quarterly cash installments due to a former principal of Midwest (current employee) totaling $225,000, beginning July 2011 and ending September 2013. As of September 30, 2011, $225,000 was due. The Company imputed interest since the note has no stated interest rate. As of September 30, 2011, the remaining debt discount was $32,524 resulting in net debt obligations to the employee of $192,476.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an officer of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received three-year warrants to purchase 2,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share, valued at $43,926. On January 13, 2010, the entity converted the $250,000 debenture into 250 shares of Series D Preferred stock.  As of September 30, 2011 and 2010, the Company owed $0 in principal plus $0 and $1,381 in accrued interest, respectively.

Recent Transactions

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2011, the following events occurred:

1)	5,376,499 shares of common stock were issued for 4th quarter Series D Preferred stock dividends, valued at $541,797.

2)	600,000 shares of common stock were issued to Mr. Klinkhammer, a director, in lieu of non-employee director expenses accrued for the fiscal year 2011, valued at $51,000.

3)
Warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.0833 per share were issued to Messrs. David Hanlon, Robert Childers and Larry Schafran, directors, in lieu of non-employee director expenses accrued for the fiscal year 2011, valued at $67,476 for each director.

4)
Mr. Hastings, the Chief Executive Officer of the Company, loaned the Company $50,000 at 15% per annum. The Company agreed to re-price outstanding warrants and options granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237.  Additionally, the Company paid an origination fee of $5,000 in cash. As of the date of this report, this note has been paid in full.

5)
Mr. Olsen, the Chief Financial Officer of the Company, loaned the Company $250,000 at 15% per annum. The Company agreed to re-price outstanding warrants and options granted to him and other individuals to an exercise price of $0.075 per share, valued at $24,723.  Additionally, the Company paid an origination fee of $15,000 in cash. As of the date of this report, this note has been paid in full.

6)
The Company received $4,000,000 from an international customer to pay for services. As of September 30, 2011, $1,995,804 was outstanding accounts receivable, and of the remaining $2,004,196 portion of the $4,000,000 not included in accounts receivable, $1,452,472 will be recognized as revenue in future periods and $551,724 will be due in value-added taxes in the customer’s country.

7)	172,704 shares of common stock were issued to pay $14,386 of royalty expense due in connection with a royalty agreement.

8)	100,000 warrants to purchase common stock with an exercise price of $0.0833 per share were issued to Mr. Bernardi, a former member of the Board of Directors, for services rendered while in office.

9)	The Company borrowed $1,000,000 with an interest rate of 15% per annum. Subsequently, the Company paid $1,018,082 to pay off this note.

10)	The Company settled an outstanding lawsuit from Aculis, Inc. whereby both parties agreed to dismiss their respective suits with prejudice.

11)
The shareholders at the Annual Shareholders meeting, held on December 21, 2011, approved to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000. Additionally, five new members were added to the Board of Directors.

12)	4,008 shares of Series D Preferred stock were issued for $2,004,000 in cash, or $500 per share.

Director Independence

The Board of Directors has determined that the following current members of the Board are independent directors, in accordance with the director independence standards of the NASDAQ Stock Market, including NASDAQ Rule 4200(a)(15): David S. Boone, David P. Hanlon, Winfried Kunz, Larry G. Schafran, and George F. Schmitt.  The independent directors meet from time to time in executive session.  The Board has not appointed a lead independent director.

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

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell, P.C. for fiscal years 2011 and 2010 totaled approximately $144,000 and $137,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell, P.C. provided  tax services to us in fiscal years 2011 and 2010.  Tax fees paid for fiscal years 2011 and 2010 totaled approximately $14,000 and $17,000, respectively.  The Audit Committee of the Board of Directors considered and authorized all services provided by Hansen Barnett & Maxwell, P.C.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal year 2011 by Hansen Barnett & Maxwell, P.C. was compatible with maintaining Hansen Barnett & Maxwell, P.C.’s independence.

Report of the Audit Committee

To the Board of Directors:

The Audit Committee reviewed and discussed SecureAlert, Inc.’s audited financial statements for the fiscal year ended September 30, 2011 with our management.  The Audit Committee discussed with Hansen Barnett & Maxwell, P.C., our independent public accounting firm for the fiscal year ended September 30, 2011, the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditors Communication with Those Charged with Governance.  The Audit Committee also received the written communication from Hansen Barnett & Maxwell, P.C. required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed the independence of Hansen Barnett & Maxwell, P.C. with them.
Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to our Board of Directors that the Company’s audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 29, 2011.

Respectfully submitted:

THE AUDIT COMMITTEE

Larry Schafran, Chair
David Hanlon
George Schmitt

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).
3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).
3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (filed herewith).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).
3(iii)	Amended and Restated Bylaws (previously filed in February 2011 the Form 10-Q for the three months ended December 31, 2010).
4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).
10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
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

10.27	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed on Form 8-K in August 2011).
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureAlert, Inc.

By: /s/ John L. Hastings, III
John L. Hastings, III, Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John L. Hastings, III John L. Hastings, III	Director, Chief Executive Officer and President (Principal Executive Officer)	December 29, 2011

/s/ Chad D. Olsen Chad D. Olsen	Chief Financial Officer and (Principal Financial Officer and Principal Accounting Officer)	December 29, 2011
/s/ David S. Boone David S. Boone	Director	December 29, 2011

/s/ David P. Hanlon David P. Hanlon	Director	December 29, 2011
/s/ Rene Klinkhammer Rene Klinkhammer	Director	December 29, 2011
/s/ Winfried Kunz Winfried Kunz	Director	December 29, 2011
/s/ Dan Mabey Dan Mabey	Director	December 29, 2011
/s/ Antonio J. Rodriquez Antonio J. Rodriquez	Director	December 29, 2011
/s/ Larry G. Schafran Larry G. Schafran	Director	December 29, 2011
/s/ George F. Schmitt George F. Schmitt	Director	December 29, 2011

SecureAlert, Inc.
Consolidated Financial Statements
September 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SecureAlert, Inc.

We have audited the accompanying consolidated balance sheets of SecureAlert, Inc. and Subsidiaries (collectively the Company) as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureAlert, Inc. as of September 30, 2011 and 2010, and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
December 27, 2011

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND 2010

Assets	2011	2010
Current assets:
Cash	$949,749	$1,126,232
Accounts receivable, net of allowance for doubtful accounts of $996,122 and $366,800, respectively	4,150,427	1,339,513
Notes receivable, current portion	90,000	-
Prepaid expenses and other	1,082,581	791,986
Inventory, net of reserves of $127,016 and $47,118, respectively	579,779	345,529
Total current assets	6,852,536	3,603,260
Property and equipment, net of accumulated depreciation of $2,530,591 and $2,235,683, respectively	1,086,633	1,485,322
Monitoring equipment, net of accumulated depreciation of $3,608,388 and $2,788,309, respectively	3,461,985	1,683,356
Notes receivable, net of current portion	125,000	-
Goodwill	5,889,395	3,910,063
Intangible assets, net of amortization of $485,393 and $274,159, respectively	5,191,191	398,842
Other assets	78,509	107,618
Total assets	$22,685,249	$11,188,461

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$-	$1,000,000
Accounts payable (including $505,977 due to a related party, see Note 6)	2,840,845	2,059,896
Accrued liabilities	2,713,230	1,904,295
Dividends payable	541,797	555,110
Deferred revenue	162,331	80,890
SecureAlert Monitoring Series A Preferred stock redemption obligation	-	114,032
Current portion of long-term related-party debt	754,896	150,000
Current portion of long-term debt	1,041,392	1,133,969
Total current liabilities	8,054,491	6,998,192
Long-term related-party debt, net of current portion	116,852	-
Long-term debt, net of current portion	898,598	1,060,418
Total liabilities	9,069,941	8,058,610

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 44,845 and 35,407 shares outstanding, respectively (aggregate liquidation preference of $26,517,086)	5	4
Common stock, $0.0001 par value: 1,250,000,000 shares authorized; 503,623,428 and 280,023,255 shares outstanding, respectively	50,362	28,002
Additional paid-in capital	242,620,460	222,501,863
Subscription receivable	-	(50,000)
Accumulated deficit	(229,055,519)	(219,164,945)
Total SecureAlert, Inc. stockholders’ equity	13,615,308	3,314,924
Non-controlling interest	-	(185,073)
Total equity	13,615,308	3,129,851
Total liabilities and stockholders’ equity	$22,685,249	$11,188,461

See accompanying notes to consolidated financial statements.

 SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Revenues:
Products	$1,551,511	$371,214
Monitoring and other related services	16,410,292	12,079,757
Total revenues	17,961,803	12,450,971

Cost of revenues:
Products	651,113	45,131
Monitoring and other related services	8,914,846	6,933,843
Impairment of monitoring equipment and parts (Note2)	464,295	590,801
Total cost of revenues	10,030,254	7,569,775

Gross profit	7,931,549	4,881,196

Operating expenses:
Selling, general and administrative (including $1,530,646 and $1,269,427, respectively, of compensation expense paid in stock, stock options / warrants or as a result of
amortization of stock-based compensation)	15,652,303	12,126,413
Research and development	1,453,994	1,483,385
Settlement expense	276,712	1,150,000
Impairment of goodwill (Note 2)	-	204,735

Loss from operations	(9,451,460)	(10,083,337)

Other income (expense):
Loss on disposal of equipment	(300,338)	(41,597)
Redemption of SecureAlert Monitoring Series A Preferred	16,683	(19,095)
Interest income	13,072	23,139
Interest expense (including $42,351 and $3,087,744, respectively, paid in stock, stock options / warrants)	(712,840)	(4,146,459)
Derivative valuation gain (Note 10)	-	200,534
Other income, net	576,059	147,206
Net loss	(9,858,824)	(13,919,609)
Net loss (income) attributable to non-controlling interest	(31,750)	135,567
Net loss attributable to SecureAlert, Inc.	(9,890,574)	(13,784,042)
Dividends on Series D Preferred stock	(2,029,996)	(1,494,481)
Net loss attributable to SecureAlert, Inc. common stockholders	$(11,920,570)	$(15,278,523)
Net loss per common share, basic and diluted	$(0.03)	$(0.07)
Weighted average common shares outstanding, basic and diluted	380,659,000	227,321,000

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2011

						Preferred
	Preferred Stock		Common Stock		Additional	Stock		Non-
	Series D				Paid-in	Subscription	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Total
Balance as of October 1, 2009	-	$-	210,365,988	$21,037	$193,371,638	$-	$(205,380,903)	$(384,593)	$(12,372,821)

Issuance of common stock for:
Conversion of Series D Preferred stock	(9,534)	(1)	57,204,000	5,720	(5,719)	-	-	-	-
Services	-	-	250,000	25	27,475	-	-	-	27,500
Acquisition of subsidiaries	-	-	150,000	15	17,985	-	-	335,087	353,087
Dividends from SMI Series A Preferred stock	-	-	5,434,143	543	642,023	-	-	-	642,566
Dividends from Series D Preferred stock	-	-	7,619,124	762	938,609	-	-	-	939,371
Cancellation of shares	-	-	(1,000,000)	(100)	100	-	-	-	-

Vesting and re-pricing of stock options	-	-	-	-	1,241,927	-	-	-	1,241,927

Beneficial conversion feature recorded as interest expense	-	-	-	-	144,184	-	-	-	144,184

Series D Preferred dividends	-	-	-	-	(1,494,481)	-	-	-	(1,494,481)

Conversion effect on derivative liability	-	-	-	-	1,018,892	-	-	-	1,018,892

Issuance of Series D Preferred stock for conversion of debt, accrued liabilities and interest	17,174	2	-	-	16,910,382	-	-	-	16,910,384

Issuance of Series D Preferred stock for cash	27,767	3	-	-	9,688,848	(50,000)	-	-	9,638,851

Net loss	-	-	-	-	-	-	(13,784,042)	(135,567)	(13,919,609)

Balance as of September 30, 2010	35,407	$4	280,023,255	$28,002	$222,501,863	$(50,000)	$(219,164,945)	$(185,073)	$3,129,851

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2011

						Preferred
	Preferred Stock		Common Stock		Additional	Stock		Non-
	Series D				Paid-in	Subscription	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Total
Balance as of October 1, 2010	35,407	$4	280,023,255	$28,002	$222,501,863	$(50,000)	$(219,164,945)	$(185,073)	$3,129,851

Issuance of common stock for:
Conversion of Series D Preferred stock	(22,735)	(2)	136,410,000	13,641	(13,639)	-	-	-	-
Dividends from SMI Series A Preferred stock	-	-	981,620	98	97,251	-	-	-	97,349
Services	-	-	250,000	25	21,285	-	-	-	21,310
Acquisition of subsidiaries	-	-	64,705,264	6,470	5,315,594	-	-	153,323	5,475,387
Dividends from Series D Preferred stock	-	-	21,307,067	2,131	2,041,178	-	-	-	2,043,309
Cancellation of shares	-	-	(53,778)	(5)	5	-	-	-	-

Vesting and re-pricing of stock options	-	-	-	-	1,231,836	-	-	-	1,231,836

Beneficial conversion feature recorded as interest expense	-	-	-	-	42,351	-	-	-	42,351

Series D Preferred dividends	-	-	-	-	(2,029,996)	-	-	-	(2,029,996)

Issuance of Series D Preferred stock in connection with forbearance agreements	280	-	-	-	140,000	-	-	-	140,000

Issuance of Series D Preferred stock for Board of Director fees	25	-	-	-	12,500	-	-	-	12,500

Issuance of Series D Preferred stock for prepaid commissions	987	-	-	-	493,500	-	-	-	493,500

Issuance of Series D Preferred stock in connection with debt and accrued interest	4,669	-	-	-	2,334,632	-	-	-	2,334,632

Issuance of Series D Preferred stock for cash	26,037	3	-	-	10,344,600	-	-	-	10,344,603

Cancellation of Series D Preferred stock	(100)	-	-	-	(50,000)	50,000	-	-	-

Issuance of Series D Preferred stock in connection with services	275	-	-	-	137,500	-	-	-	137,500

Net loss	-	-	-	-	-	-	(9,890,574)	31,750	(9,858,824)

Balance as of September 30, 2011	44,845	$5	503,623,428	$50,362	$242,620,460	$-	$(229,055,519)	$-	$13,615,308

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net Loss	$(9,858,824)	$(13,919,609)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,793,557	1,436,876
Common stock issued for services	21,310	27,500
Series D Preferred stock issued for services	137,500	-
Vesting and re-pricing of stock options	1,231,836	1,241,927
Amortization of debt discount	19,142	2,918,050
Settlement expense	276,712	1,150,000
Beneficial conversion feature recorded as interest expense	42,351	144,184
Origination fees recorded in connection with debt	25,000	-
Common stock issued in connection with debt	-	25,510
Change in redemption value in connection with SMI Series A Preferred stock	(16,682)	19,095
Increases in related-party line of credit for services	515,536	652,987
Impairment of goodwill	-	204,735
Impairment of monitoring equipment and parts	464,295	590,801
Derivative liability valuation gain	-	(200,534)
Issuance of Series D Preferred shares in connection with forbearance	140,000	-
Loss on disposal of property and equipment	300,338	41,597
Loss on disposal of monitoring equipment and parts	95,583	105,803
Change in assets and liabilities:
Accounts receivable, net	(2,726,576)	102,135
Notes receivable	(170,000)	-
Inventories	(502,648)	183,195
Prepaid expenses and other assets	232,014	(511,539)
Accounts payable	1,042,579	(279,890)
Accrued expenses	46,023	263,161
Deferred revenue	81,441	24,032
Net cash used in operating activities	(6,809,513)	(5,779,984)

Cash flow from investing activities:
Purchase of property and equipment	(215,528)	(394,630)
Purchase of monitoring equipment and parts	(3,066,026)	(1,834,173)
Cash acquired through acquisition	10,000	-
Payment related to acquisition	(400,000)	-
Issuance of note receivable	(45,000)	-
Net cash used in investing activities	(3,716,554)	(2,228,803)

Cash flow from financing activities:
Principal payments on related-party line of credit	(188,634)	(729,009)
Borrowings on related-party notes payable	1,780,911	500,000
Principal payments on related-party notes payable	(951,639)	(550,000)
Proceeds from notes payable	1,283,800	4,250
Principal payments on notes payable	(1,919,457)	(953,794)
Payments on Series A 15% debentures	-	(25,000)
Principal payments on notes payable related to acquisitions	-	(100,000)
Net proceeds from issuance of Series D Convertible Preferred stock	10,344,603	9,638,851
Net borrowings on bank line of credit	-	747,400
Net cash provided by financing activities	10,349,584	8,532,698
Net increase (decrease) in cash	(176,483)	523,911
Cash, beginning of year	1,126,232	602,321
Cash, end of year	$949,749	$1,126,232

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Cash paid for interest	$816,178	$911,997

Supplemental schedule of non-cash investing and financing activities:
Issuance of 981,620 and 5,434,143 shares of common stock, respectively for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	97,349	642,566
Note payable issued to acquire monitoring equipment and property and equipment	274,148	299,037
Issuance of 0 and 3,775,000 stock options, respectively, for deferred consulting	-	413,423
Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	2,334,632	16,910,384
Issuance of 21,307,067 and 7,619,124 shares of common stock in connection with Series D Preferred stock dividends	2,043,309	939,371
Note payable issued to acquire remaining shares of Court Programs, Inc., Court Programs of Florida, Inc., Court Programs of Northern Florida, Inc., and Court Programs of Illinois, Inc.	-	1,049,631
Non-controlling interest assumed through acquisition of subsidiaries	153,322	335,087
Conversion effect on derivative liability	-	1,018,892
Issuance of 0 and 150,000 shares of common stock to purchase an additional 2.145% ownership of Midwest Monitoring & Surveillance, Inc.	-	18,000
Issuance of 136,410,000 and 57,204,000 shares of common stock from the conversion of 22,735 and 9,534 shares of Series D Preferred stock	13,641	5,720
Series D Preferred stock dividends earned	2,029,996	1,494,481
Accrued liabilities and notes recorded in connection with the acquisition of Midwest Monitoring & Surveillance, Inc.	1,187,946	144,000
Subscription receivable issued for Series D Preferred stock	-	50,000
Patent acquired through accrued liability	-	50,000
Cancellation of 53,778 and 1,000,000 shares of common stock, respectively, for services	5	100
Cancellation of subscription receivable	50,000	-
Issuance of 987 Series D Preferred stock for prepaid commissions	493,500	-
Issuance of 2,705,264 and 0 shares of common stock in connection with the acquisition of Midwest Monitoring & Surveillance, Inc.	238,064	-
Issuance of 62,000,000 and 0 shares of common stock in connection with the acquisition of International Surveillance Services Corp., net of cash acquired	5,087,921	-
Issuance of Series D Preferred stock to settle accrued liabilities	12,500	-
Acquisition of accounts receivable from International Surveillance Services Corp. ownership	84,338	-
Acquisition of accounts payable and accrued liabilities from International Surveillance Services Corp. ownership	13,921	-

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Organization and Nature of Operations

General

SecureAlert, Inc. and subsidiaries (collectively, the “Company”) markets, monitors and leases TrackerPAL™ and ReliAlert™ devices.  The TrackerPAL™ and ReliAlert™ devices are used to monitor convicted offenders that are on probation or parole in the criminal justice system.  The TrackerPAL™ and ReliAlert™ devices utilize GPS and cellular technologies in conjunction with a monitoring center that is staffed 365 days a year.  The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  The TrackerPAL™ and ReliAlert™ devices are targeted to meet the needs of this market domestically as well as internationally.

Going Concern

The Company has incurred recurring net losses and negative cash flows from operating activities for the fiscal years ended September 30, 2011 and 2010.  In addition, the Company has accumulated deficits of $229,055,519 and $219,164,945 as of September 30, 2011 and 2010, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to continue as a going concern, it must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the issuance of preferred or common stock or debt securities, and expanding its market for its ReliAlert™ portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

(2)           Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SecureAlert, Inc. and its subsidiaries, SecureAlert Monitoring, Inc., Midwest Monitoring & Surveillance, Inc., SecureAlert Enterprise Solutions, Inc. (also known as Bishop Rock Software), Court Programs, Inc., Court Programs of Florida, Inc., and International Surveillance Services Corp (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

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

During the fiscal year ended September 30, 2011, one customer represented $2,265,805 (13%) of revenues.  No other customer represented more than 10% of the Company’s total revenues for the fiscal years ended September 30, 2011 or 2010.

One customer accounted for $1,995,804 (39%) of the Company’s total accounts receivable as of September 30, 2011 and a different customer accounted for $185,752 (11%) of the Company’s total accounts receivable as of September 30, 2010.  No other customer represented more than 10% of the Company’s total accounts receivable as of September 30, 2011 or 2010.

Cash Equivalents

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash equivalents consist of investments with original maturities to the Company of three months or less.  The Company had $371,130 and $395,911 of cash deposits in excess of federally insured limits as of September 30, 2011 and 2010, respectively.

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

Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.  The Company impaired its inventory by $268,398 and $74,607 during the fiscal years ended September 30, 2011 and 2010, respectively.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of September 30, 2011 and 2010, respectively, inventory consisted of the following:

	2011	2010
Raw materials	$706,795	$392,647
Reserve for damaged or obsolete inventory	(127,016)	(47,118)
Total inventory, net of reserves	$579,779	$345,529

Notes Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments.  The Company does not typically carry notes receivable in the course of its regular business, but had entered into two agreements with one of its customers during the fiscal year ended September 30, 2011.  Payments are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note.  The Company accrues interest monthly on each note beginning upon the first instance of default, as defined by the agreement, and continues to accrue monthly until the default is resolved.  As of September 30, 2011, the outstanding balance of the notes was $227,850, which includes $12,850 of accrued interest for one of the notes which was in default.  As of the date of this report, the Company expects to collect all of the outstanding amounts.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Expenditures for maintenance and repairs are expensed while renewals and improvements are capitalized.

Property and equipment consisted of the following as of September 30, 2011 and 2010, respectively:

	2011	2010
Equipment, software and tooling	$2,390,329	$2,595,797
Automobiles	398,890	334,917
Building	377,555	377,555
Leasehold improvements	132,820	127,912
Furniture and fixtures	317,630	284,824
Total property and equipment before accumulated depreciation	3,617,224	3,721,005
Accumulated depreciation	(2,530,591)	(2,235,683)

Property and equipment, net of accumulated depreciation	$1,086,633	$1,485,322

As of September 30, 2011 and 2010, $0 and $249,536 of assets included in the property and equipment, respectively, have not been put into use and were not depreciated.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2011 and 2010, the Company disposed of net property and equipment of $300,338 and $41,597, respectively.

Depreciation expense for the fiscal years ended September 30, 2011 and 2010 was $421,407 and $414,056, respectively.

Monitoring Equipment

Monitoring equipment as of September 30, 2011 and 2010 is as follows:

	2011	2010
Monitoring equipment	$7,070,373	$4,471,665
Less: accumulated amortization	(3,608,388)	(2,788,309)
Monitoring equipment, net of accumulated depreciation	$3,461,985	$1,683,356

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the fiscal years ended September 30, 2011 and 2010, was $1,160,920 and $875,312, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the fiscal years ended September 30, 2011 and 2010, the Company disposed of lease monitoring equipment and parts of $291,479 and $621,997, respectively.  Included in the equipment disposals were impairments of $195,897 and $516,194 incurred during the fiscal years ended September 30, 2011 and 2010, respectively.  These impairment costs were included in cost of revenues. The impairment on equipment for the fiscal year ended September 30, 2011 was determined as the cost to upgrade or repair units to a fully functional and leasable status.  This equipment will continue to be used.

Impairment of Long-Lived Assets and Goodwill

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  As of September 30, 2011 and 2010, the Company impaired goodwill from Court Programs, Inc. by $0 and $204,735, respectively.

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

Geographical Information

During the fiscal year ended September 30, 2011, the Company began recognizing revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the fiscal years ended September 30, 2011 and 2010, are as follows:

	Fiscal Years Ended
	September 30,
	2011	2010
United States of America	$14,499,613	$12,427,248
Latin American Countries	2,533,483	-
Caribbean Countries and Commonwealths	912,504	23,723
Other Foreign Countries	16,203	-
Total	$17,961,803	$12,450,971

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of September 30, 2011 and 2010, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	2011	2010	2011	2010
United States of America	$1,082,453	$1,466,001	$3,352,614	$1,567,567
Latin American Countries	-	12,779	32,919	113,798
Caribbean Countries and Commonwealths	4,180	6,542	71,687	-
Other Foreign Countries	-	-	4,765	1,991
Total	$1,086,633	$1,485,322	$3,461,985	$1,683,356

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures in 2011 and 2010 were for the development of SecureAlert’s TrackerPAL™ and ReliAlert™ device and associated services. For the fiscal years ended September 30, 2011 and 2010, research and development expenses were $1,453,994 and $1,483,385, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the fiscal years ended September 30, 2011 and 2010, was $117,568 and $87,567, respectively.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2011 and 2010, there were 399,448,202 and 268,783,361 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common stock equivalents outstanding as of September 30, 2011 and 2010, consisted of the following:

	2011	2010
Conversion of debt and accrued interest	-	4,600,910
Conversion of Series D Preferred stock	269,070,000	212,442,000
Exercise of outstanding common stock options and warrants	99,178,202	27,740,451
Exercise and conversion of outstanding Series D Preferred stock
warrants	31,200,000	24,000,000
Total common stock equivalents	399,448,202	268,783,361

Recent Accounting Pronouncements

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

(3)           Acquisitions, Goodwill and Other Intangible Assets

As of September 30, 2011, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, Bishop Rock Software, and International Surveillance Services Corp (“ISS”).  The Company has also entered into a license agreement related to the use of certain patents. The following table summarizes the activity and balance of goodwill for the fiscal years ended September 30, 2011:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	International Surveillance Services Corp.	Total

Goodwill	$3,401,327	$2,488,068	$-	$-	$-	$5,889,395
Other intangible assets
Trade name	120,000	99,000	10,000	-	-	229,000
Software	-	-	380,001	-	-	380,001
Customer relationships	-	6,000	-	-	-	6,000
Patent license agreement	-	-	-	50,000	-	50,000
Non-compete agreements	2,000	6,000	-	-	-	8,000
Royalty agreement	-	-	-	-	5,003,583	5,003,583
Total other intangible assets	122,000	111,000	390,001	50,000	5,003,583	5,676,584
Accumulated amortization	(32,667)	(35,900)	(345,022)	(9,259)	(62,545)	(485,393)
Other intangible assets, net of accumulated amortization	89,333	75,100	44,979	40,741	4,941,038	5,191,191
Total goodwill and other intangible assets, net of amortization	$3,490,660	$2,563,168	$44,979	$40,741	$4,941,038	$11,080,586

The following table summarizes the classification of the intangibles and goodwill as of September 30, 2010:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	Total

Goodwill	$1,421,995	$2,488,068	$-	$-	$3,910,063
Other intangible assets
Trade name	120,000	99,000	10,000	-	229,000
Software	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	6,000
Patent license agreement	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	8,000
Total other intangible assets	122,000	111,000	390,001	50,000	673,001
Accumulated amortization	(24,667)	(28,100)	(217,688)	(3,704)	(274,159)
Other intangible assets, net of accumulated amortization	97,333	82,900	172,313	46,296	398,842
Total goodwill and other intangible assets, net of amortization	$1,519,328	$2,570,968	$172,313	$46,296	$4,308,905

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2011:

Fiscal Year	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	International Surveillance Services Corp.	Total

2012	$8,000	$7,800	$37,452	$5,556	$250,179	$308,987
2013	8,000	6,800	667	5,556	250,179	271,202
2014	8,000	6,600	667	5,556	250,179	271,002
2015	8,000	6,600	667	5,556	250,179	271,002
2016	8,000	6,600	667	5,556	250,179	271,002
Thereafter	49,333	40,700	4,859	12,961	3,690,143	3,797,996

Total	$89,333	$75,100	$44,979	$40,741	$4,941,038	$5,191,191

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

Effective, June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest for the following consideration: (1) a combined $400,000 in initial cash payments; (2) a total of $750,000 in quarterly cash installment payments, beginning July 2011 and ending September 2013 (of the $750,000, $107,054 debt discount was recorded to impute interest resulting in a net $642,946).  As of September 30, 2011, $562,088, net of debt discount of $87,912, was outstanding of which $369,612 is reported under debt obligations (see Note 11) and $192,476 under related-party transactions (see Note 6); (3) quarterly payments during the same period equal to 10% of the gross profits of Midwest, estimated to be approximately $545,000; and (4) 2,705,264 restricted shares of the Company’s common stock valued at $238,064 ($0.088 per share). The cash installment payments of $750,000, net of debt discount, are recorded in debt obligations (see Note 11) and the remaining liabilities are recorded under accrued liabilities (see Note 5).  As a result of the consideration noted above along with $153,323 of non-controlling interest recognized through the completion of the acquisition, goodwill increased $1,979,332 during the fiscal year ended September 30, 2011. The Company completed the Midwest acquisition to gain more market share in the parole and probation sector and expand the available service and product offerings, including prison equipment sales.

The Company recorded no impairment of goodwill for the fiscal year ended September 30, 2011.  As of September 30, 2011, the Company had a balance of goodwill of $3,401,327 and $122,000 of other intangible assets, as noted in the table above.

The Company recorded $8,000 of amortization expense for Midwest intangible assets during fiscal years ended September 30, 2011 and 2010 resulting in a total accumulated amortization of $32,667 and net other intangible assets of $89,333 as of September 30, 2011.

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

The Company recorded no impairment of goodwill for the fiscal year ended September 30, 2011.  As of September 30, 2011, the Company had a balance of goodwill of $2,488,068 and $111,000 of other intangible assets, as noted in the table above.

The Company recorded $7,800 of amortization expense on intangible assets for Court Programs during the fiscal year ended September 30, 2011, resulting in a total accumulated amortization of $35,900 and net other intangible assets of $75,100.

Bishop Rock Software
Effective January 14, 2009, the Company purchased all of the assets of Bishop Rock Software, Inc., a California corporation through a wholly-owned subsidiary, SecureAlert Enterprise Solutions, Inc. The Company recorded $127,334 of amortization expense on intangible assets for Bishop Rock Software during the fiscal year ended September 30, 2011, resulting in a total accumulated amortization of $345,022 and net intangible assets of $44,979. During the fiscal year ended 2011, SecureAlert Enterprise Solutions, Inc. merged into SecureAlert Monitoring, Inc.

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

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance was paid on February 3, 2011. The Company recorded $5,555 of amortization expense for the patent during the fiscal year ended September 30, 2011, resulting in a total accumulated amortization of $9,259 and net intangible assets of $40,741.

International Surveillance Services Corp.
Effective July 1, 2011, the Company entered into a stock purchase agreement and purchased ISS, a Puerto Rico corporation, in consideration of 62,000,000 shares of its common stock.  ISS is an international distributor of electronic monitoring devices to individuals on parole or probation.  The Company acquired ISS to utilize the knowledge and connections the company has in Central and South America and to acquire the rights to its territorial commissions that were being paid to ISS.

As of September 30, 2011, the Company had a balance of goodwill of $0 and $5,003,583 of other intangible assets, as noted in the table above.

The Company recorded $62,545 of amortization expense on intangible assets for ISS during the fiscal year ended September 30, 2011, resulting in a total accumulated amortization of $62,545 and net other intangible assets of $4,941,038.

Supplemental Pro Forma Results of Operations (unaudited)
The following tables present the pro forma results of operations for the fiscal years ended September 30, 2011 and 2010, as though the Midwest, Court Programs, Bishop Rock Software, and ISS acquisitions had been completed as of the beginning of each period presented:

	September 30,
	2011	2010
Revenues:
Products	$1,551,511	$371,214
Monitoring services	16,525,350	12,079,757
Total revenues	18,076,861	12,450,971

Cost of revenues:
Products	651,113	45,131
Monitoring services	8,914,846	6,933,843
Impairment of monitoring equipment and parts (Note2)	464,295	590,801
Total cost of revenues	10,030,254	7,569,775

Gross profit	8,046,607	4,881,196

Operating expenses:
Selling, general and administrative (including $1,530,646 and $1,269,427, respectively, of compensation expense paid in stock, stock options / warrants or as a result of
amortization of stock-based compensation)	16,143,616	12,655,798
Research and development	1,453,994	1,483,385
Settlement expense	276,712	1,150,000
Impairment of goodwill (Note 2)	-	204,735

Loss from operations	(9,827,715)	(10,612,722)

Other income (expense):
Loss on disposal of equipment	(301,010)	(41,597)
Redemption of SecureAlert Monitoring Series A Preferred	16,683	(19,095)
Interest income	19,392	63,000
Interest expense (including $42,351 and $3,006,297, respectively, paid in stock,
stock options / warrants, or as a result of amortization of debt discount)	(712,840)	(4,146,459)
Derivative valuation gain (Note 10)	-	200,534
Other income (expense), net	576,059	147,206
Net loss	(10,229,431)	(14,409,133)
Dividends on Series D Preferred stock	(2,029,996)	(1,494,481)
Net loss attributable to SecureAlert, Inc. common stockholders	$(12,259,427)	$(15,903,614)
Net loss per common share, basic and diluted	$(0.03)	$(0.07)
Weighted average common shares outstanding, basic and diluted	380,659,000	227,321,000

(4)           Bank Line of Credit

During the fiscal year ended September 30, 2009 the Company established a line of credit for $1,000,000 with a bank.  The interest rate was 3.25% and the line of credit matured on September 22, 2011.  The line of credit was secured by the pledge of certificates of deposit on behalf of the Company by ADP Management Corporation (“ADP”), an affiliate of the Company’s former Chairman and Chief Executive Officer.  In addition to the interest paid to the bank, the Company paid ADP $105,385 in interest, $100,000 of origination fees and 129 shares of Series D Preferred stock valued at $108,360 as consideration for securing the line of credit.  Thus, the total effective interest rate to the Company in connection with the line of credit was 36% for the fiscal year ended September 30, 2010.

During the fiscal year ended September 30, 2011, the Company issued 2,202 shares of Series D Convertible Preferred stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock) to pay off and close the outstanding principal and accrued interest balance of $1,100,831 (see Note 6).  As of September 30, 2011 and 2010, the Company owed zero and $1,000,000 on the line of credit, respectively.  As of September 30, 2011, the line of credit was terminated resulting in no available funds for withdrawal.

(5)           Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2011 and 2010:

	2011	2010
Accrued payroll, taxes and employee benefits	$749,509	$536,501
Accrued consulting	370,658	304,025
Accrued settlement costs	276,712	-
Accrued acquisition costs payable in cash	272,500	48,000
Accrued acquisition costs payable in cash to a related-party	272,500	-
Accrued legal costs	215,895	38,111
Accrued board of directors fees	153,101	25,000
Accrued warranty and manufacturing costs	66,622	138,622
Accrued cost of revenues	42,026	-
Accrued indigent fees	39,175	45,434
Accrued cellular costs	32,299	6,366
Accrued administration fees	29,900	25,000
Accrued outside services	28,294	68,730
Accrued inventory costs	26,900	-
Accrued interest	26,329	219,791
Accrued loan origination fees	-	344,370
Accrued research and development costs	-	2,993
Accrued patent liability	-	32,550
Accrued other expenses	110,810	68,802
Total accrued expenses	$2,713,230	$1,904,295

During the fiscal year ended September 30, 2010, the Company exchanged 1,999 shares of Series D Preferred stock for the conversion of $1,935,799 of accrued expenses.

 (6)           Related Party Transactions

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Related-Party Agreement and Note

On June 24, 2010, the Company and ADP Management Corporation (“ADP”) entered into an agreement whereby ADP agreed to loan and/or invest between $1,000,000 and $5,000,000 to finance the manufacturing of TrackerPAL™ II (e) and ReliAlert™ devices and to provide additional working capital to the Company.  ADP is controlled by the Company’s former Chairman and Chief Executive Officer, David G. Derrick who resigned from all positions with the Company on June 30, 2011.  The Company agreed to pay a 10% origination fee to ADP for money loaned and/or invested (for a maximum of $500,000) convertible into shares of Series D Preferred stock or cash, and interest at a rate of 16% per annum payable quarterly.  The amounts due under this note were due upon demand.

As of September 30, 2010, the Company owed $0 to ADP under the note and $449,755 of accrued interest and origination fees was included in accrued expenses (see Note 5).

During the fiscal year ended September 30, 2011, increases to the note consisted of $515,536 of expenses owed to ADP that are reimbursable by the Company, offset, in part, by cash repayments of $188,634, resulting in an outstanding balance of $326,902 which amount was converted during the fiscal year into 654 shares of Series D Preferred stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock).

Also during the fiscal year ended September 30, 2011, the Company incurred additional interest due to ADP at an incremental interest rate of 12.75% on a $1,000,000 bank line of credit facilitated by ADP by the pledge of certificates of deposit owned by ADP as collateral for the loan (see Note 4).  As of September 30, 2011, the line of credit was paid in full by ADP and the bank released the Company from its obligation.  The Company executed a promissory note payable to ADP in the amount of $1,000,000 for satisfying the line of credit obligation.  During the fiscal year ended September 30, 2011, the promissory note of $1,000,000 and $100,831 of related accrued interest were converted into 2,202 shares of Series D Convertible Preferred D stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock).  Additionally, the Company recorded $42,351 as interest expense to account for a beneficial conversion feature in connection with the agreement.

ADP also converted $203,267 of an outstanding balance of $303,267 in connection with unpaid interest and fees into 406 shares of Series D Preferred stock ($500 to 1 share rate, effective conversion rate of $0.08 per share of common stock) resulting in an outstanding balance of $100,000 to be paid in monthly installments of $20,000, ending on December 1, 2011.  As of September 30, 2011, the remaining balance due to ADP was $40,000.

As of September 30, 2011, ADP had loaned and/or assisted in facilitating approximately $4,030,380 of financing to the Company resulting in $403,038 in origination fees in connection with the agreement.

The table below summarizes the amounts that ADP converted into 3,262 shares of Series D Preferred stock during the fiscal year ended September 30, 2011:

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

The Company recorded $240,000 in connection with the ADP consulting arrangement during the fiscal year ended September 30, 2010, and $180,000 for the fiscal year ended September 30, 2011. The $180,000 of consulting expense recorded reflects services rendered for nine months prior to terminating the consulting arrangement upon the resignation of Mr. Derrick on June 30, 2011 from his positions within the Company as disclosed in the Company’s form 8-K filed on July 6, 2011.

Related-Party Line of Credit

As of September 30, 2009, the Company owed $76,022 under a line-of-credit agreement with ADP Management, an entity owned and controlled by Mr. Derrick, the Company’s Chief Executive Officer at that time.  Outstanding amounts on the line of credit accrued interest at 11% per annum and were due upon demand.  During the fiscal year ended September 30, 2010, the interest rate increased from 11% to 16% and the Company paid off the line-of-credit.  The decrease in the balance consisted of net cash repayments of $729,009 offset, in part, by $652,987 of expenses owed to ADP Management that are reimbursable by the Company.

Terminated Loan and Security Agreement

On August 19, 2011, the Company entered into a Loan and Security Agreement with an entity under which the Company could borrow up to $8,000,000 on a line of credit. On September 30, 2011, the Company and the lender agreed to terminate the agreement and enter into an agreement for the lender to raise additional equity on behalf of the Company through the sale of Series D Preferred stock. As of September 30, 2011, the Company owed $500,000 on the line of credit.  Subsequently, the $500,000 was paid back and the line of credit was closed.

Royalty Agreement

On July 1, 2011, the Company entered into a royalty agreement with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico, wherein the Company agreed to pay a royalty in an amount equal to 20% of the net revenues from the sale or lease of its products and services within South and Central America, the Caribbean, Spain and Portugal. As of September 30, 2011, the Company accrued $505,977 of royalty expense in connection with the royalty agreement, recorded under accounts payable.  Subsequently, the Company issued 172,704 shares of common stock to pay $14,386 of royalty expense due in connection with a royalty agreement.

Related-Party Notes Payable

Note #1
In November 2008, the Company borrowed $1,000,000 from a former officer of the Company.  The unsecured note payable accrued interest at 15% and was due and payable upon the Company receiving cash proceeds of $1,000,000 or more from the sale of common stock or other additional financing activities or February 4, 2009, whichever comes first.  The Company paid a loan origination fee of $50,000 in cash and 100,000 shares of restricted common stock.  In February 2009, the officer loaned an additional $500,000 to the Company resulting in a total of $1,500,000 due to the officer.  The Company and officer agreed to extend the due date of the full obligation to February 26, 2010.  As of September 30, 2009, the Company owed $1,500,000 plus $12,197 in accrued interest. On January 13, 2010, the former officer converted the note of $1,500,000 into 1,500 shares of Series D Preferred stock.

Note #2
Effective March 1, 2010, the Company purchased the remaining 49% ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000, together with interest on any unpaid amounts at 8% per annum.  During the fiscal year ended September 30, 2011, the maturity date of this note was extended to November 1, 2012.  As of September 30, 2011 and 2010, the Company owed $139,272 and $150,000 in principal plus $2,167 and $9,181, respectively, in accrued interest under this note, which is payable to the former principal of Court Programs.

Note #3
The Company entered into a promissory note on March 16, 2010 with a former officer of the Company for $500,000, accruing interest at a rate of 12% per annum or a 1% origination fee of $5,000, whichever is greater, maturing on April 15, 2010. On April 1, 2010, the Company paid off the promissory note for $505,000 in outstanding principal and accrued interest resulting in an effective interest rate of 21.5% per annum.

Note #4
During the fiscal year ended September 30, 2011, the Company borrowed $662,369 from an officer of the Company.  The notes bore interest at the rate of 12% per annum and the Company and paid $25,000 in origination fees.  These notes were paid off in cash prior to September 30, 2011.  As of September 30, 2011, the Company owed no principal or accrued interest and fees under the notes.

Note #5
During the fiscal year ended September 30, 2011, the Company borrowed $400,000 from one of its directors in the form of two promissory notes which bear interest at 8% per annum and are convertible into shares of Series D Preferred stock at $500 per share.  On September 30, 2011, the $400,000 in principal and all $28,631 in related accrued interest was converted into 857 shares of Series D Preferred stock.

Note #6
Effective, June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest, which resulted in the Company entering into quarterly cash installments due to a former principal of Midwest (a current employee of the Company) totaling $225,000, beginning July 2011 and ending September 2013. As of September 30, 2011, $225,000 was due. The Company imputed interest since the note has no stated interest rate. As of September 30, 2011, the remaining debt discount was $32,524 resulting in net debt obligations to the employee of $192,476.

Related-Party Series A 15% Debenture

On May 1, 2009, the Company issued a Series A 15% debenture due and payable on November 1, 2010 to an entity controlled by an officer of the Company for $250,000 in cash. In addition to the rights and terms of the debenture, the entity received warrants to purchase 2,200,000 shares of the Company’s common stock exercisable over a three-year period at an exercise price of $0.25 per share, valued at $43,926. On January 13, 2010, the entity converted the $250,000 debenture into 250 shares of Series D Preferred stock.  As of September 30, 2011 and 2010, the Company owed $0 in principal plus $0 and $1,381 in accrued interest, respectively under this debenture.

 (7)           Convertible Promissory Note

On January 15, 2009, the Company entered into an unsecured convertible promissory note for $2,700,000 in order to purchase TrackerPAL™ units.  The note, at the lender’s option, could be converted into shares of the Company’s common stock at a conversion price of $0.22 per share.  The note accrued interest at a rate of 8% per annum and matured on January 15, 2010. Interest was due monthly and the principal was due at maturity. The fair market value of the common stock was $0.23 per share on the date the Company entered into the agreement, resulting in a beneficial conversion feature of $122,727.  This was recorded as a debt discount to be expensed over the life of the note. On January 13, 2010, the holder of the convertible promissory note converted the note, including the principal and accrued interest of $2,148,414 into 2,149 shares of Series D Preferred stock, all remaining unamortized discount was charged to operations on the date of conversion.

(8)           Senior Secured Convertible Notes

During the fiscal year ended September 30, 2009, the Company issued senior secured convertible notes in the aggregate principal amount of $3,549,631 to unrelated parties. The proceeds were used to pay off the Company’s line of credit. The interest rate was 15% per annum and the notes matured on March 13, 2010.  Interest was due monthly and the principal was due at maturity.  These notes were convertible into shares of the Company’s common stock at a conversion price of $0.20 per share or into shares of common stock of a subsidiary of the Company at the fair market value of the stock at the conversion date.  The Company determined that the embedded conversion features of the notes were subject to derivative accounting treatment (see Note 10). This resulted in a debt discount valued at $853,166. Additionally, with the issuance of these notes, the Company issued 3,549,630 shares of common stock valued at $226,853 recorded as a debt discount. The value of $1,080,019 recorded as a debt discount is expensed over the life of these notes.  On January 13, 2010, the holders of $2,270,000 of this debt converted their notes into 2,270 shares of Series D Preferred stock and all remaining unamortized debt discount was immediately expensed as interest expense.  On March 12, 2010, a holder exchanged $849,631 of the notes into a promissory note of $849,631 which was converted into 850 shares of Series D Convertible Preferred stock as part of the acquisition of the remaining ownership of Court Programs (see Note 3).  The promissory note required monthly principal payments of $50,000 plus interest at a rate of 12% per annum maturing on July 13, 2011. During July 2010, the Company paid off the outstanding balance of $150,000 and accrued interest of $20,891 for total cash payments of $170,891.

(9)           Series A 15% Debentures

During the fiscal year ended September 30, 2009, the Company received $4,400,000 in cash from the issuance of Series A 15% debentures. Additionally, the Company issued debentures to a consultant in the principal amount of $106,750 for services rendered to the Company.  The debentures earned interest at a rate of 15% interest per annum, with interest due quarterly and principal due at maturity 18 months after issuance.  In addition, for every $1 invested in the debenture the holder received one share of the Company’s common stock.  At the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.20 per share or into shares at a reduced conversion rate should the Company issue any equity security at a price less than $0.20 per share. The Company determined that the embedded conversion features of the debentures were subject to derivative accounting treatment (see Note 10). This resulted in a debt discount valued at $3,130,423.  Additionally, with the issuance of these debentures, the Company issued 4,506,750 shares of common stock valued at $265,982 and 2,200,000 warrants valued at $43,926 recorded as a debt discount. The shares and options were valued upon an allocation on a prorated basis between the debt and equity instruments issued to the debenture holders and the debt discount was expensed over the life of the debentures. As of September 30, 2011 and 2010, the total outstanding balance of the debentures was $0.

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

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company had convertible notes and debentures that contained embedded derivative features that required separate valuation from the convertible instruments during the fiscal year ended September 30, 2010.  The Company recognized these derivatives as liabilities on its balance sheet, and measured them at their estimated fair value, and recognized changes in their estimated fair value in earnings (losses) in the period of change.  During the fiscal year ended September 30, 2010, the holders of these convertible notes and debentures converted them into Series D Preferred stock (see Note 12), eliminating the derivative liabilities.  As of September 30, 2011 and 2010, the derivative liabilities had a fair value of $0, resulting in a derivative valuation gain of $200,534 for the fiscal year ended September 30, 2010.

(11)           Debt Obligations

Debt obligations as of September 30, 2011 and 2010, consisted of the following:

	2011	2010

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through September 2012.	$500,000	$887,500

Notes issued in connection with the acquisition of a subsidiary. Quarterly cash payments mature on January 2014. These notes bear no interest. Balance on notes reflects debt discount of $55,388. The effective interest rate is 15% per annum.	369,612	-

Secured note bearing an interest rate of 18%. The note matures on November 30, 2011. If this note is not paid off by the maturity date, the shareholder may convert into shares of common stock at 50% of the fair market value of the stock if the notes are not paid by the maturity date.	225,000	-

Capital leases with effective interest rates that range between 10.2% and 14.7%. Leases mature between February 2014 and March 2016.	217,393	102,982

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	215,288	220,156

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 5.9% and 9.0%, due through February 2016.	162,192	126,905

Capital leases with effective interest rates that range between 9.58% and 17.44% that mature from December 2012 to September 2013.	104,940	114,388

Notes payable to a financial institution bearing interest at 6.37%. Notes mature through August 2016. The notes are secured by property.	70,156	116,328

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of September 30, 2011, $10,568 was available for withdrawal under the line of credit.	39,432	39,743

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.09% and is due in June 2014.	18,954	24,994

Capital leases with effective interest rates that range between 14.12% and 14.89% that mature through November 2011.	13,033	26,629

Notes payable for testing equipment with an interest rate of 8%. The notes are secured by testing equipment. The notes mature through December 2011.	3,237	17,609

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and mature through November 2011. The notes are secured by monitoring equipment.	753	5,174

Secured promissory note with an individual with an interest rate of 12%.	-	499,631

Unsecured revolving line of credit with a bank with an effective interest rate of 9.24%. As of September 30, 2011, $58,000 was available for withdrawal under the line of credit.	-	12,348

Total debt obligations	1,939,990	2,194,387
Less current portion	(1,041,392)	(1,133,969)
Long-term debt, net of current portion	$898,598	$1,060,418

During the fiscal year ended September 30, 2011, the Company borrowed $650,000 from two unrelated entities. These notes bore interest at 12% per annum and had a 5% origination fee.  As of the date of this report, these notes have been repaid.

The following table summarizes the Company’s future maturities of debt obligations as of September 30, 2011:

Fiscal Year	Total

2012	$1,041,392
2013	452,752
2014	151,425
2015	81,519
2016	23,503
Thereafter	189,399

Total	$1,939,990

The following table summarizes the Company’s capital lease obligations included in the schedules of debt and debt obligations above as of September 30, 2011:

Fiscal Year	Total

2012	$163,283
2013	137,787
2014	68,111
2015	27,742
2016	9,692
Thereafter	-
Total minimum lease payments	406,615
Less: amount representing interest	(71,251)
Present value of net minimum lease payments	335,364
Less: current portion	(117,138)
Obligation under capital leases - long-term	$218,226

As of September 30, 2011 and 2010, the Company had total capital lease obligations of $335,364 and $243,997, the current portion being $117,138 and $77,571, respectively.  Capital leases are secured by assets with a total original cost of $497,779 and $314,395 with related accumulated depreciation of $209,864 and $73,161 as of September 30, 2011 and 2010, respectively.

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

During the fiscal year ended September 30, 2010, the Company issued a total of 17,174 shares of Series D Preferred stock in consideration for the conversion of $16,910,384 of debt, accrued liabilities and interest and issued 27,767 shares under securities purchase agreements for $9,688,851 in net cash proceeds.

During the fiscal year ended September 30, 2011, the Company issued 26,037 shares of Series D Preferred stock under securities purchase agreements for $10,344,603 in net cash proceeds, 4,669 shares in consideration for the conversion of $2,334,632 of debt, accrued liabilities and interest, 280 shares in consideration of shareholder forbearance agreements valued at $140,000, and 25 shares to members of the Company’s Board of Directors for fees.  In addition, the issuance of 100 shares was cancelled in connection with a rescinded subscription receivable, 987 shares were issued for prepaid commissions valued at $493,500, and 275 shares valued at $137,500 were issued as payment for services rendered to the Company. As of September 30, 2011 and 2011, there were 44,845 and 35,407 Series D Preferred shares outstanding, respectively.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the fiscal year ended September 30, 2011, the Company issued 21,307,067 shares of common stock to pay $2,043,308 of accrued dividends on the Series D Preferred stock earned for the twelve months between July 1, 2010 through June 30, 2011. Subsequent to September 30, 2011, the Company issued 5,376,499 shares of common stock to pay $541,797 of accrued dividends on Series D Preferred stock earned during the three months ended September 30, 2011.

During the fiscal year ended September 30, 2010, the Company issued a total of 7,619,124 shares of the Company’s common stock to pay $939,371 of accrued dividends.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock, commencing after ninety days from the date of issue.  During the fiscal year ended September 30, 2011 and 2010, 22,735 and 9,534 shares of Series D Preferred stock were converted into 136,410,000 and 57,204,000 shares of common stock, respectively.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of September 30, 2011 and 2010, there were 44,845 and 35,407 shares of Series D Preferred stock outstanding, respectively.  As a consequence of these voting rights, the holders of the Series D Preferred stock may exercise control over these issues regardless of the interests of the remaining shareholders.  Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

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

Series D Preferred Stock Warrants
During the fiscal year ended September 30, 2010, the Company issued and fully vested warrants to purchase a total of 4,000 Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The related expense associated with these four-year warrants was $2,700,447 based upon the following inputs:  volatility of 110.71%, risk-free rate of 1.67%, exercise price of $0.08, and market price on grant date of $0.14.  The warrants were issued in connection with a financial advisory services agreement to restructure debt and raise additional capital for the Company.

During the fiscal year ended September 30, 2011, the Company issued and fully vested warrants to purchase a total of 1,200 Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The related value associated with these four-year warrants was $475,340 based upon the following inputs:  volatility of 108.05%, risk-free rate of 0.50%, exercise price of $0.0833, and market price on grant date of $0.09.  The warrants were issued in connection with a subscription to purchase Series D Preferred stock.

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

During the fiscal year ended September 30, 2010, certain former holders of SMI Series A Preferred stock agreed to convert an aggregate of $2,490,142 of the future and past contingency payments otherwise payable with respect to the redemption of the SMI Series A Preferred stock in exchange for 2,492 shares of Series D Preferred stock.  During the fiscal years ended September 30, 2011 and 2010, the Company accrued $0 and $114,032, respectively, for future and past contingency payments due to former SMI Series A stockholders.

During the fiscal year ended September 30, 2011 and 2010, the Company issued 981,620 and 5,434,143 shares of common stock respectively, to satisfy $97,349 and $642,566 in contingency payments on SMI Series A Preferred stock.

During the fiscal years ended September 30, 2011 and 2010, the Company recorded an income (loss) of $16,683 and ($19,095), respectively, to reflect the change between the estimated and actual contingency payments.

Dividends
The holders of shares of SMI Series A Preferred stock were entitled to receive quarterly dividends out of any of SMI’s assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of SMI, at the rate of $1.54 per day times the number of SMI’s parolee contracts calculated in days during the quarter.

Since the SMI Series A Preferred stock was redeemed, no dividends were recorded during the fiscal years ended September 30, 2011 and 2010.

(13)            Common Stock

Authorized Shares

On June 30, 2010, the Company filed an amendment to its Articles of Incorporation with the Utah Department of Commerce, Division of Corporations and Commercial Code.  The amendment increased the number of shares of common stock the Company is authorized to issue from 250,000,000 to 600,000,000 shares.  Subsequent to the fiscal year end, the Company held an Annual Shareholders meeting on December 21, 2011 whereby the shareholders approved an amendment to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000 shares.

Common Stock Issuances

During the fiscal year ended September 30, 2011, the Company issued 223,653,951 shares of common stock.  Of these shares, 136,410,000 shares were issued upon conversion of 22,735 shares of Series D Preferred stock; 250,000 shares were issued for services rendered to the Company valued at $21,310; 2,705,264 shares were issued as part of the agreement to purchase the remaining percentage of ownership of Midwest, valued at $238,064 (see Note 3); 62,000,000 shares were issued as part of the agreement to purchase the assets of ISS, valued at $5,084,000 (see Note 3);  981,620 shares were issued to pay contingency payments of $97,349 in connection with the redemption of SMI Series A Preferred stock; and 21,307,067 shares were issued to pay dividends from Series D Preferred stock.

During the fiscal year ended September 30, 2011, the Company cancelled 53,778 shares of common stock previously issued.

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

(14)           Stock Options and Warrants

Stock Incentive Plan

During the fiscal year ended September 30, 2006, the shareholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 10,000,000 shares are authorized for issuance pursuant to awards granted under the 2006 Plan.  During the fiscal years ended September 30, 2011 and 2010, the Company granted 0 and 7,487,286 options under this plan. As of September 30, 2011 and 2010, no shares were available to distribute under the 2006 Plan.

Re-pricing of Warrants

During the fiscal year ended September 30, 2010, the Company re-priced previously issued warrants as follows:

•
Board of Directors – 5,783,767 warrants were re-priced with original exercise prices ranging from $0.30 to $4.05, revising the exercise price to $0.13 and resulting in additional compensation expense of $342,119.

•
Investors and consultants – 6,108,138 warrants were re-priced with original exercise prices ranging from $0.25 and $0.56, revising the exercise prices ranging from $0.10 and $0.13 and resulting in additional compensation expense of $163,310.

During the fiscal year ended September 30, 2011, the Company did not re-price any previously issued warrants.

All Options and Warrants

During the fiscal year ended September 30, 2010, the Company granted options and warrants to purchase 11,262,286 shares of common stock as follows: 7,487,286 to employees, valued at $594,990; 2,625,000 granted to consultants for services, valued at $291,656; and 1,150,000 to the Board of Directors as compensation, valued at $121,767. The vesting periods for these options and warrants ranged from immediate to three years. During the fiscal year ended September 30, 2010, the Company recognized $6,080 in connection with the re-pricing of certain warrants previously granted to consultants for services.

During the fiscal year ended September 30, 2011, the Company granted options and warrants to purchase 75,000,000 shares of common stock to employees, valued at $3,909,697. The vesting periods for these options and warrants ranged from immediate to three years.

The remaining unamortized expense in connection with the options and warrants is $3,109,943, which will be recognized over the next three years. The Company recognized $1,231,836 and $1,241,927 of expense during the fiscal years ended September 30, 2011 and 2010, respectively, in connection with the issuance, vesting, and re-pricing of options and warrants.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2011 and 2010, respectively:

	Fiscal Years Ended September 30,
	2011	2010
Expected cash dividend yield	-	-
Expected stock price volatility	96%	119%
Risk-free interest rate	0.32%	1.65%
Expected life of options	2 years	5 years

A summary of stock option activity for the fiscal years ended September 30, 2010 and 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	25,248,165	$1.16
Granted	11,262,286	$0.14
Expired	(8,770,000)	$1.73

Outstanding as of September 30, 2010	27,740,451	$0.36
Granted	75,000,000	$0.08
Expired / Cancelled	(3,562,249)	$0.32

Outstanding as of September 30, 2011	99,178,202	$0.13	2.91 years	$1,102,500
Exercisable as of September 30, 2011	43,874,208	$0.19	2.73 years	$338,100

The year-end intrinsic values are based on a September 30, 2011 closing price of $0.098 per share.

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

For the fiscal years ended September 30, 2011 and 2010, the Company incurred net losses for income tax purposes of $7,627,477 and $13,180,293, respectively.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2011, the Company had net carryforwards available to offset future taxable income of approximately $181,000,000 which will begin to expire in 2018.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2011	2010
Net loss carryforwards	$63,453,000	$60,673,000
Accruals and reserves	678,000	337,000
Contributions	3,000	6,000
Depreciation	13,000	-
Stock-based compensation	4,434,000	3,974,000
Valuation allowance	(68,581,000)	(64,990,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2011 and 2010 are as follows:

	Fiscal Years Ended
	September 30,
	2011	2010
Federal income tax benefit at statutory rate	$3,363,000	$4,687,000
State income tax benefit, net of federal
income tax effect	326,000	455,000
Change in estimated tax rate and gain (loss)
on non-deductible expenses	(98,000)	70,000
Change in valuation allowance	(3,591,000)	(5,212,000)
Benefit for income taxes	$-	$-

The deferred income tax assets (liabilities) and the federal and state income tax benefits reflect an adjustment in calculating the valuation allowance using a tax rate of 15% used in fiscal year ended 2010 to 37.3% in fiscal year ended 2011.

During the fiscal year ended September 30, 2011, the Company began recognizing revenues from international sources from its products and monitoring services and is in the process of determining what foreign taxes it is subject to.  During the fiscal year ended September 30, 2011, the Company was subject to $362,529 in value-added taxes which will be due upon collection.

The Company’s open tax years for its federal and state income tax returns are for the tax years ended September 30, 2007 through September 30, 2011.

(16)         Commitment and Contingencies

Legal Matters

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denies these allegations and intends to vigorously defend against this complaint. The Company has also filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company agreed to issue warrants to purchase 6,000,000 shares of the Company’s common stock with an exercise price of $0.098 per share, valued at $276,712 using the Black-Scholes valuation model. As of September 30, 2011, the Company accrued $276,712 to reflect the settlement expense to the Company. Subsequent to the fiscal year end, the Company issued the warrants to RACO.

Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 that the Company has already paid to Aculis.  The Company filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  The parties  entered into a settlement agreement on December 16, 2011, and both parties will dismiss their respective suits with prejudice.

ArrivalStar S.A. and Melvino Technologies Ltd. V. SecureAlert, Inc.  ArrivalStar S.A. and Melvino Technologies Ltd., filed a complaint in the U.S. District Court for the Northern District of Illinois claiming patent infringement of U.S. Patent No. 6,741,927.  The Company denies these allegations and intends to vigorously defend against this complaint.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Operating Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2011:

Fiscal Year	Total

2012	$523,435
2013	450,458
2014	143,438
2015	15,600
2016	-
Thereafter	-

Total	$1,132,932

The total operating lease obligations of $1,133,652 consist of the following: $1,089,835 from facilities operating leases and $43,817 from equipment leases.  During the fiscal years ended September 30, 2011 and 2010, the Company paid approximately $473,029 and $526,500, in lease payment obligations, respectively.

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

Cellular Access Agreement
During the fiscal year ended September 30, 2010, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company during the fiscal years ended September 30, 2011 and 2010 was approximately $650,230 and $1,159,845, respectively.  These amounts are included in cost of sales.

(17)	Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2011, the following events occurred:

1)	5,376,499 shares of common stock were issued for 4th quarter Series D Preferred stock dividends, valued at $541,797.

2)	600,000 shares of common stock were issued to Mr. Klinkhammer, a director, in lieu of non-employee director expenses accrued for the fiscal year 2011, valued at $51,000.

3)
Warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.0833 per share were issued to Messrs. David Hanlon, Robert Childers and Larry Schafran, directors, in lieu of non-employee director expenses accrued for the fiscal year 2011, valued at $67,476 for each director.

4)
Mr. Hastings, the Chief Executive Officer of the Company, loaned the Company $50,000 at 15% per annum. The Company agreed to re-price outstanding warrants and options granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237.  Additionally, the Company paid an origination fee of $5,000 in cash. As of the date of this report, this note has been paid in full.

5)
Mr. Olsen, the Chief Financial Officer of the Company, loaned the Company $250,000 at 15% per annum. The Company agreed to re-price outstanding warrants and options granted to him and other individuals to an exercise price of $0.075 per share, valued at $24,723.  Additionally, the Company paid an origination fee of $15,000 in cash. As of the date of this report, this note has been paid in full.

6)
The Company received $4,000,000 from an international customer to pay for services. As of September 30, 2011, $1,995,804 was outstanding accounts receivable, and of the remaining $2,004,196 portion of the $4,000,000 not included in accounts receivable, $1,452,472 will be recognized as revenue in future periods and $551,724 will be due in value-added taxes in the customer’s country.

7)	172,704 shares of common stock were issued to pay $14,386 of royalty expense due in connection with a royalty agreement.

8)
Warrants to purchase 100,000 shares of common stock with an exercise price of $0.0833 per share were issued to Mr. Bernardi, a former member of the Board of Directors, for services rendered while in office.

9)	The Company borrowed $1,000,000 with an interest rate of 15% per annum. Subsequently, the Company paid $1,018,082 to pay off this note.

10)	The Company settled an outstanding lawsuit from Aculis, Inc. whereby both parties agreed to dismiss their respective suits with prejudice.

11)
The shareholders at the Annual Shareholders meeting, held on December 21, 2011, approved an amendment to the Articles of Incorporation to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000. Additionally, five new members were added to the Board of Directors.

12)	4,008 shares of Series D Preferred stock were issued for $2,004,000 in cash, or $500 per share.