Form 10-Q
period 2011-12-31
SecureAlert, Inc.
filed 2012-02-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of February 8, 2012 was 527,347,893.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2011

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 5	Other Information	26
Item 6	Exhibits	26

Signatures		29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
Assets	2011	2011
Current assets:
Cash	$1,815,461	$949,749
Accounts receivable, net of allowance for doubtful accounts of $817,000 and $996,122, respectively	3,817,898	4,150,427
Notes receivable, current portion	137,950	90,000
Prepaid expenses and other	1,962,738	1,082,581
Inventory, net of reserves of $127,016 and $127,016, respectively	650,525	579,779
Total current assets	8,384,572	6,852,536
Property and equipment, net of accumulated depreciation of $2,523,527 and $2,530,591, respectively	1,047,131	1,086,633
Monitoring equipment, net of accumulated depreciation of $4,009,046 and $3,608,388, respectively	3,943,487	3,461,985
Notes receivable, net of current portion	75,000	125,000
Goodwill	5,889,395	5,889,395
Intangible assets, net of amortization of $585,110 and $485,393, respectively	5,091,474	5,191,191
Other assets	77,821	78,509
Total assets	$24,508,880	$22,685,249

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	December 31,	September 30,
Liabilities and Stockholders’ Equity	2011	2011
Current liabilities:
Accounts payable (including $705,238 and $505,977 due to a related party, respectively, see Note 15)	$2,954,144	$2,840,845
Accrued liabilities	2,663,128	2,713,230
Deferred revenue	1,439,836	162,331
Dividends payable	601,862	541,797
Current portion of long-term related-party debt	189,432	754,896
Current portion of long-term debt	1,028,511	1,041,392
Total current liabilities	8,876,913	8,054,491
Long-term related-party debt, net of current portion	103,036	116,852
Long-term debt, net of current portion	728,143	898,598
Total liabilities	9,708,092	9,069,941

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 48,853 and 44,845 shares outstanding, respectively (aggregate liquidation preference of $28,521,086)	5	5
Common stock, $0.0001 par value: 1,250,000,000 shares authorized; 509,772,631 and 503,623,428 shares outstanding, respectively	50,977	50,362
Additional paid-in capital	245,424,146	242,620,460
Accumulated deficit	(230,674,340)	(229,055,519)
Total equity	14,800,788	13,615,308
Total liabilities and stockholders’ equity	$24,508,880	$22,685,249

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

`	Three Months Ended
	December 31,
	2011	2010
Revenues:
Products	$1,264,669	$256,614
Monitoring and other related services	4,290,035	3,420,350
Total revenues	5,554,704	3,676,964

Cost of revenues:
Products	360,527	161,750
Monitoring and other related services	2,468,493	1,701,500
Total cost of revenues	2,829,020	1,863,250

Gross profit	2,725,684	1,813,714

Operating expenses:
Selling, general and administrative (including $748,969 and $49,775, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	3,770,169	3,411,089
Research and development	331,634	330,828

Loss from operations	(1,376,119)	(1,928,203)

Other income (expense):
Currency exchange rate loss	(65,666)	(97)
Loss on disposal of equipment	(3,539)	-
Redemption of SecureAlert Monitoring Series A Preferred	-	15,176
Interest income	5,111	221
Interest expense (including $58,259 and $1,918, respectively, paid in stock, stock options / warrants or re-pricing of warrants)	(251,978)	(154,149)
Other income (expense), net	73,370	(2,681)
Net loss	(1,618,821)	(2,069,733)
Net loss attributable to non-controlling interest	-	10,023
Net loss attributable to SecureAlert, Inc.	(1,618,821)	(2,059,710)
Dividends on Series D Preferred stock	(601,862)	(621,871)
Net loss attributable to SecureAlert, Inc. common stockholders	$(2,220,683)	$(2,681,581)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	508,953,000	291,908,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net Loss	$(1,618,821)	$(2,069,733)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	646,542	347,846
Vesting and re-pricing of stock options for services	562,510	49,775
Re-pricing of warrants in connection with debt with related parties	39,965	-
Accretion interest expense in connection with debt discount related to acquisition of subsidiary	18,294	-
Beneficial conversion feature recorded as interest expense	-	1,918
Change in redemption value in connection with SMI Series A Preferred stock	-	(15,176)
Increases in related-party line of credit for services	-	79,918
Impairment of monitoring equipment and parts	-	14,558
Loss on disposal of property and equipment	3,539	-
Loss on disposal of monitoring equipment and parts	37,352	27,230
Change in assets and liabilities:
Accounts receivable, net	332,529	(533,165)
Notes receivable	2,050	(180,000)
Inventories	(70,746)	(24,799)
Prepaid expenses and other assets	(879,469)	(14,600)
Accounts payable	127,685	(33,830)
Accrued expenses	389,404	139,920
Deferred revenue	1,277,505	4,411
Net cash provided by (used in) operating activities	868,339	(2,205,727)

Cash flow from investing activities:
Purchase of property and equipment	(61,330)	(60,087)
Purchase of monitoring equipment and parts	(968,386)	(366,410)
Issuance of notes receivable	-	(45,000)
Net cash used in investing activities	(1,029,716)	(471,497)

Cash flow from financing activities:
Principal payments on related-party line of credit	-	(99,520)
Borrowings on related-party notes payable	1,300,000	300,000
Principal payments on related-party notes payable	(1,885,760)	(300,000)
Proceeds from notes payable	923	501,021
Principal payments on notes payable	(196,074)	(727,425)
Net proceeds from issuance of Series D Convertible Preferred stock	1,808,000	2,537,500
Net cash provided by financing activities	1,027,089	2,211,576
Net increase (decrease) in cash	865,712	(465,648)
Cash, beginning of period	949,749	1,126,232
Cash, end of period	$1,815,461	$660,584

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Cash paid for interest	$65,653	$113,189

Supplemental schedule of non-cash investing and financing activities:
Issuance of 6,000,000 and 0 stock warrants, respectively, for settlement of debt	253,046	-
Issuance of 5,376,449 and 5,100,774 shares of common stock in connection with Series D Preferred stock dividends	541,797	555,110
Series D Preferred stock dividends earned	601,862	621,871
Issuance of 3,700,000 and 0 warrants for Board of Director fees	105,042	-
Issuance of 600,000 and 0 shares of common stock for Board of Director fees	48,060	-
Issuance of 172,704 and 0 shares of common stock for related-party royalty payable	14,386	-
Issuance of 1,200,000 and 0 warrants to a consultant for services	33,358	-
Issuance of 0 and 33,696,000 shares of common stock from the conversion of 0 and 5,616 shares of Series D Preferred stock	-	3,370
Issuance of 0 and 337,423 shares of common stock, respectively for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	-	35,801
Note payable issued to acquire monitoring equipment and property and equipment	-	59,320
Cancellation of 0 and 50,000 shares of common stock, respectively, for services	-	5
Cancellation of subscription receivable	-	50,000
Issuance of Series D Preferred stock to settle accrued liabilities	-	12,500

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2011, and results of its operations for the three months ended December 31, 2011 and 2010.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three months ended December 31, 2011 may not be indicative of the results for the fiscal year ending September 30, 2012.

(2)	GOING CONCERN

Although the Company generated positive cash flows from operating activities for the three months ended December 31, 2011, the Company has incurred recurring net losses.  As a result, this factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to achieve successful operations, the Company must consistently generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.

Management’s plans with respect to this uncertainty include expanding the market for its ReliAlert™ portfolio of products and services, raising additional capital from the issuance of stock and entering into debt financing agreements.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to continue generating cash flows from operating activities or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, an amendment of the FASB Accounting Standards Codification. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance is not expected to have a material impact to the Company’s consolidated financial statements.

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  During the three months ended December 31, 2011 and 2010, the Company had no impairments.

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

The Company sells and installs standalone tracking and charging systems that may or may not require ongoing monitoring by the Company.  The Company has experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs, therefore the Company recognizes revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations.  The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion.  The Company evaluates its estimated labor hours and costs and determines the estimated gross profit or loss on each installation for each reporting period.  If it is determined that total cost estimates are likely to exceed revenues, the Company accrues the estimated losses immediately.

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

 (7)           GEOGRAPHIC INFORMATION

During the three months ended December 31, 2011, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the three months ended December 31, 2011 and 2010, are as follows:

	December 31, 2011	December 31, 2010
United States of America	$3,618,258	$3,314,440
Latin American Countries	1,355,897	180,610
Caribbean Countries and Commonwealths	570,099	180,000
Other Foreign Countries	10,450	1,914
Total	$5,554,704	$3,676,964

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of December 31, 2011 and September 30, 2010, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
United States of America	$1,045,132	$1,082,453	$3,723,814	$3,352,614
Latin American Countries	-	-	25,864	32,919
Caribbean Countries and Commonwealths	1,999	4,180	186,263	71,687
Other Foreign Countries	-	-	7,546	4,765
Total	$1,047,131	$1,086,633	$3,943,487	$3,461,985

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2011 and 2010, there were 435,502,286 and 264,934,961 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding as of December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010
Conversion of debt and accrued interest	-	4,748,510
Conversion of Series D Preferred stock	293,118,000	208,746,000
Exercise of outstanding common stock options and warrants	109,984,286	27,440,451
Exercise and conversion of outstanding Series D Preferred
stock warrants	32,400,000	24,000,000
Total common stock equivalents	435,502,286	264,934,961

As of December 31, 2011, 42,403 of the 48,853 shares of Series D Preferred stock outstanding were convertible into common stock under the terms outlined in the Certificate of Designation of Series D Convertible Preferred Stock and subject to certain forbearance agreements obtained by the Company whereby the holders agreed not to convert until January 2, 2012 through January 15, 2012.  As of December 31, 2011 and 2010, the common equivalents restricted from conversion by forbearance agreements obtained by the Company under which the holders deferred their conversion rights to convert shares of Series D Preferred stock to common stock were 38,700,000 and 0 shares, respectively.

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of December 31, 2011 and September 30, 2011, respectively, inventory consisted of the following:

	December 31,	September 30,
	2011	2011
Raw materials	$777,541	$706,795
Reserve for damaged or obsolete inventory	(127,016)	(127,016)
Total inventory, net of reserves	$650,525	$579,779

(10)         PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and September 30, 2011, were as follows:

	December 31,	September 30,
	2011	2011
Equipment, software and tooling	$2,361,332	$2,390,329
Automobiles	372,339	398,890
Building	377,555	377,555
Leasehold improvements	136,224	132,820
Furniture and fixtures	323,508	317,630
Total property and equipment before accumulated depreciation	3,570,958	3,617,224
Accumulated depreciation	(2,523,827)	(2,530,591)

Property and equipment, net of accumulated depreciation	$1,047,131	$1,086,633

Depreciation expense for the three months ended December 31, 2011 and 2010, was $97,292 and $104,699, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the three months ended December 31, 2011 and 2010, the Company disposed of property and equipment with a net book value of $3,539 and $0, respectively.

(11)         MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2011 and September 30, 2011, was as follows:

	December 31,	September 30,
	2011	2011
Monitoring equipment	$7,952,533	$7,070,373
Less: accumulated amortization	(4,009,046)	(3,608,388)
Monitoring equipment, net of accumulated depreciation	$3,943,487	$3,461,985

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Amortization expense for the three months ended December 31, 2011 and 2010, was $449,532 and $217,254, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2011 and 2010, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $37,352 and $27,230, respectively.

(12)         GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2011, the Company had recorded goodwill and intangible assets related to the acquisition of Midwest, Court Programs, International Surveillance Services Corp., and SecureAlert Enterprise Solutions, Inc., also known as Bishop Rock Software.  The Company has also entered into a license agreement related to the use of certain patents. The following table summarizes the balance of goodwill and intangible assets as of December 31, 2011:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	International Surveillance Services Corp.	Bishop Rock Software	Patent	Total

Goodwill	$3,401,327	$2,488,068	$-	$-	$-	$5,889,395
Other intangible assets
Trade name	120,000	99,000	-	10,000	-	229,000
Software	-	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	-	6,000
Patent license agreement	-	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	-	8,000
Royalty agreement	-	-	5,003,583	-	-	5,003,583
Total other intangible assets	122,000	111,000	5,003,583	390,001	50,000	5,676,584
Accumulated amortization	(34,667)	(37,850)	(125,090)	(376,855)	(10,648)	(585,110)
Other intangible assets, net of accumulated amortization	87,333	73,150	4,878,493	13,146	39,352	5,091,474
Total goodwill and other intangible assets, net of amortization	$3,488,660	$2,561,218	$4,878,493	$13,146	$39,352	$10,980,869

Midwest Monitoring & Surveillance
The Company completed the acquisition of Midwest Monitoring & Surveillance (“Midwest”) on June 30, 2011, to gain more market share in the parole and probation sector and expand the available service and product offerings, including prison equipment sales.

The Company recorded no impairment of goodwill relating to Midwest for the three months ended December 31, 2011.  As of December 31, 2011, the Company had a balance of goodwill relating to Midwest of $3,401,327 and other intangible assets of $122,000, as noted in the table above.

The Company recorded $2,000 of amortization expense for Midwest intangible assets during the three months ended December 31, 2011 resulting in a total accumulated amortization of $34,667 and net other intangible assets of $87,333.

Court Programs
The Company completed the acquisition of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) on March 1, 2010, to utilize its preexisting business relationships to gain more market share and expand available service offerings.

The Company recorded no impairment of goodwill relating to Court Programs for the three months ended December 31, 2011.  As of December 31, 2011, the Company had a balance of goodwill relating to Court Programs of $2,488,068 and other intangible assets of $111,000, as noted in the table above.

The Company recorded $1,950 of amortization expense on intangible assets for Court Programs during the three months ended December 31, 2011, resulting in a total accumulated amortization of $37,850 and net other intangible assets of $73,150.

International Surveillance Services Corp.
Effective July 1, 2011, the Company entered into a stock purchase agreement and purchased all of the issued and outstanding shares of International Surveillance Services Corp. (“ISS”), a Puerto Rico corporation, to utilize the knowledge and connections of ISS in Central and South America and to acquire the rights to certain territorial commissions that were payable by the Company to ISS.

As of December 31, 2011, the Company had a balance of goodwill relating to ISS of $0 and other intangible assets, of $5,003,583 as noted in the table above.

The Company recorded $62,545 of amortization expense on intangible assets for ISS during the three months ended December 31, 2011, resulting in a total accumulated amortization of $125,090 and net other intangible assets of $4,878,493.

Bishop Rock Software
Effective January 14, 2009, the Company purchased all of the assets of Bishop Rock Software, Inc., a California corporation through a wholly-owned subsidiary, SecureAlert Enterprise Solutions, Inc. During the fiscal year ended September 30, 2011, SecureAlert Enterprise Solutions, Inc. merged into SecureAlert Monitoring, Inc.

The Company recorded $31,833 of amortization expense on intangible assets for Bishop Rock Software during the three months ended December 31, 2011, resulting in a total accumulated amortization of $376,855 and net intangible assets of $13,146.

Patent
On January 29, 2010, the Company and Satellite Tracking of People, LLC (“STOP”) entered into a license agreement whereby STOP granted to the Company a non-exclusive license under U.S. Patent No. 6,405,213 and any and all patents issuing from continuation, continuation-in-part, divisional, reexamination and reissues thereof and along with all foreign counterparts, to make, have made, use, sell, offer to sell and import covered products in the Company’s present and future business.  The license will continue for so long as any of the licensed patents have enforceable rights.  The license is not assignable or transferable except for sublicenses within the scope of the license to the Company’s subsidiaries.

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance was paid on February 3, 2011. The Company recorded $1,389 of amortization expense for the patent during the three months ended December 31, 2011, resulting in a total accumulated amortization relating to the patent of $10,648 and net intangible assets of $39,352.

(13)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
Accrued payroll, taxes and employee benefits	$603,634	$749,509
Accrued value-added and business flat taxes	579,333	-
Accrued consulting	312,300	370,658
Accrued acquisition costs payable in cash	276,000	272,500
Accrued acquisition costs payable in cash to a related-party	276,000	272,500
Accrued interest and fees	154,395	26,329
Accrued board of directors fees	85,000	153,101
Accrued legal costs	81,974	215,895
Accrued warranty and manufacturing costs	48,622	66,622
Accrued indigent fees	45,247	39,175
Accrued cost of revenues	27,934	42,026
Accrued cellular costs	25,044	32,299
Accrued outside services	1,915	28,294
Accrued settlement costs	-	276,712
Accrued administration fees	-	29,900
Accrued inventory costs	-	26,900
Accrued other expenses	145,730	110,810
Total accrued expenses	$2,663,128	$2,713,230

(14)         DEBT OBLIGATIONS

Debt obligations as of December 31, 2011 and September 30, 2011, consisted of the following:

	December 31,	September 30,
	2011	2011

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through September 2012.	$400,000	$500,000

Notes issued in connection with the acquisition of a subsidiary. Quarterly cash payments mature on January 2014. These notes bear no interest. Balance on notes reflects debt discount of $ 43,574 and $55,388, respectively. The effective interest rate is 15% per annum.	331,426	369,612

Secured note bearing an interest rate of 18%. Subsequent to December 31, 2011, this note was paid off.	225,000	225,000

Capital leases with effective interest rates that range between 10.2% and 14.7%. Leases mature between February 2014 and March 2016.	206,889	217,393

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	214,112	215,288

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 5.9% and 9.0%, due through February 2016.	153,002	162,192

Capital leases with effective interest rates that range between 9.58% and 17.44% that mature from December 2012 to September 2013.	93,098	104,940

Notes payable to a financial institution bearing interest at 6.37%. Notes mature through August 2016. The notes are secured by property.	64,989	70,156

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of December 31, 2011, $10,560 was available for withdrawal under the line of credit.	39,440	39,432

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.09% and is due in June 2014.	17,375	18,954

Capital lease with an effective interest rate of 14.12% that matures in November 2012.	10,417	13,033

Notes payable for testing equipment with an interest rate of 8%. The notes are secured by testing equipment. The notes mature through January 2012.	906	3,237

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and matured through November 2011. The notes were secured by monitoring equipment.	-	753

Total debt obligations	1,756,654	1,939,990
Less current portion	(1,028,511)	(1,041,392)
Long-term debt, net of current portion	$728,143	$898,598

(15)         RELATED-PARTY TRANSACTIONS

The Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.

Terminated Loan and Security Agreement

On August 19, 2011, the Company entered into a Loan and Security Agreement with a significant shareholder, Sapinda UK Ltd., under which the Company could borrow up to $8,000,000 on a line of credit. On September 30, 2011, the Company and the lender agreed to terminate the agreement and enter into an agreement for the lender to raise additional equity financing on behalf of the Company through the sale of Series D Preferred stock. As of September 30, 2011, the Company owed $500,000 on the line of credit.  During the three months ended December 31, 2011, the $500,000 was paid in full and the line of credit was closed.

Royalty Agreement

On July 1, 2011, the Company entered into a royalty agreement with a significant shareholder, Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico, wherein the Company agreed to pay a royalty in an amount equal to 20% of the net revenues from the sale or lease of its products and services within South and Central America, the Caribbean, Spain and Portugal. As of December 31, 2011 and September 30, 2011, the Company owed $697,313 and $505,977 under the agreement which has been recorded in accounts payable.  During the three months ended December 31, 2011, the Company recorded $290,059 of royalty expense in connection with the royalty agreement.  During the three months ended December 31, 2011, the Company issued 172,704 shares of common stock to pay $14,386 of royalty expense due in connection with a royalty agreement.  Subsequently, the Company issued an additional 7,488,037 shares of common stock to pay $623,753 of royalty expense due in connection with a royalty agreement.

As of December 31, 2011 and 2010, the Company owed $705,238 and $505,977 to Borinquen Container Corp., respectively, for royalty expense and other payables recorded as accounts payable.

Related-Party Notes Payable

Note #1
Effective, June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest, which resulted in the Company entering into quarterly cash installments due to a former principal of Midwest (a current employee of the Company) totaling $225,000, beginning July 2011 and ending September 2013. As of December 31, 2011 and September 30, 2011 $225,000 was due. The Company imputed interest since the note has no stated interest rate. As of December 31, 2011 and September 30, 2011, the remaining debt discount was $26,044 and $32,524 resulting in net debt obligations to the employee of $198,956 and $192,476, respectively.

Note #2
During the three months ended December 31, 2011, the Company entered into an unsecured note payable with a significant shareholder, Borinquen Container Corp., for $1,000,000.  The note bore interest of 15% per annum and during the three months ended December 31, 2011, the Company paid $1,018,082 to pay in full the outstanding principal and accrued interest.

Note #3
During the three months ended December 31, 2011, the Company borrowed $50,000 from its Chief Executive Officer, John Hastings, under an unsecured promissory note.  The note bore interest of 15% per annum and was paid in full during the three months ended December 31, 2011.  In connection with this loan, the Company paid a $5,000 origination fee and agreed to re-price outstanding warrants and options previously granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237, recorded as interest expense.  The value of $15,237 was calculated based upon the following assumptions:  volatility ranging from 100.02% to 109.24%, risk-free rate of 0.22%, exercise price of $0.075, and market price on grant date of $0.074.

Note #4
During the three months ended December 31, 2011, the Company borrowed $250,000 from its Chief Financial Officer, Chad Olsen, under two unsecured promissory notes payable.  The notes bore interest of 15% per annum and were paid in full during the three months ended December 31, 2011.  The Company paid $15,000 in loan origination fees and agreed to re-price outstanding warrants and options previously granted to Mr. Olsen and other individuals to an exercise price of $0.075 per share, valued at $24,723, recorded as interest expense.  The value of $24,723 was calculated based upon the following assumptions:  volatility ranging from 76.69% to 119.56%, risk-free rate ranging from 0.22% to 0.37%, exercise price of $0.075, and market price on grant date ranging from $0.074 to $0.075.

Note #5
On June 30, 2011, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, David Derrick, resigned and the remaining amount due to him for unpaid interest was $100,000 to be paid in monthly installments of $20,000, which as paid in full during the quarter ended December 31, 2011.

Note #6
Effective March 1, 2010, the Company purchased the remaining ownership of Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000, together with interest on any unpaid amounts at 8% per annum.  As of December 31, 2011, the Company owed $93,512 in principal plus $184 in accrued interest under this note, which is payable to David Rothbart, the former principal of Court Programs.

(16)         COMMON STOCK

Authorized Shares

The Company held an Annual Shareholders meeting on December 21, 2011, at which time the shareholders approved an amendment to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000 shares.

Common Stock Issuances

During the three months ended December 31, 2011, the Company issued 6,149,203 shares of common stock.  Of these shares, 5,376,499 shares were issued to pay $541,797 of accrued dividends on Series D Preferred stock; 600,000 shares were issued to a director for services valued at $48,060; and 172,704 shares were issued to an entity for accrued royalties, valued at $14,386.

Subsequent to December 31, 2011, the Company issued the following shares of restricted common stock:  8,397,511 shares as payment of dividends on Series D Convertible Preferred stock for the 1st fiscal quarter ended December 31, 2011, 1,689,714 shares to pay and settle an outstanding note purchase agreement, and 7,488,037 shares for accrued royalties.

(17)         STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 18,000,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the three months ended December 31, 2011, the Company ratified options to purchase 6,000,000 shares of common stock under this plan that were previously granted on September 30, 2011. As of December 31, 2011, 12,000,000 shares of common stock were available to distribute through awards under the 2012 Plan.

For the three months ended December 31, 2011 and 2010, the Company calculated compensation expense of $66,886 and $67,406, respectively, related to the vesting of stock options granted under Company stock incentive plans. Compensation expense associated with unvested stock options and warrants of $274,382 will be recognized in future periods through September 30, 2013.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 10,900,000 and 0 shares of common stock during the three months ended December 31, 2011 and 2010, respectively.  The warrants to purchase common stock granted during the three months ended December 31, 2011 were as follows: warrant for 6,000,000 shares to settle a lawsuit, valued at $253,046; warrants for a total of 3,700,000 shares to current and former directors for compensation as directors, valued at $105,042; and a warrant for 1,200,000 shares granted to a consultant for services, valued at $33,358.  The expected life of stock options (warrants) represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options (warrants). The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options (warrants). Additionally, the Company recorded $602,475 and $0 of expense for the three months ended December 31, 2011 and 2010, respectively, related to the vesting and re-pricing of all stock options and warrants granted in prior years.  Compensation expense associated with unvested stock options and warrants of $2,547,434 will be recognized in future periods through September 30, 2014.  The option and warrant grants for three months ended December 31, 2011 and 2010 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2011	2010
Expected cash dividend yield	-	-
Expected stock price volatility	95%	-
Risk-free interest rate	0.36%	-
Expected life of options	2 years	-

A summary of stock option activity for the three months ended December 31, 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	99,178,202	$0.13
Granted	10,900,000	$0.09
Expired / Cancelled	(93,916)	$0.84

Outstanding as of December 31, 2011	109,984,286	$0.13	2.84 years	$-
Exercisable as of December 31, 2011	54,685,292	$0.16	2.77 years	$-

 (18)        PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock.

Series D Convertible Preferred Stock
On July 27, 2011, the Company amended its Articles of Incorporation and increased the total designated shares of Series D Preferred stock of the Company from 70,000 to 85,000 shares.

During the three months ended December 31, 2011, the Company issued a total of 4,008 shares of Series D Preferred stock in consideration for $1,808,000 in net cash proceeds. As of December 31, 2011 and September 30, 2011, there were 48,853 and 44,845 Series D Preferred shares outstanding, respectively.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the three months ended December 31, 2011, the Company issued 5,376,499 shares of common stock to pay $541,797 of accrued dividends on the Series D Preferred stock earned during the three months ended September 30, 2011.  Subsequent to December 31, 2011, the Company issued 8,390,477 shares of common stock to pay $601,862 of accrued dividends on Series D Preferred stock earned during the three months ended December 31, 2011.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock, commencing after ninety days from the date of issue.  During the three months ended December 31, 2011, no shares of Series D Preferred stock were converted into common stock. On December 31, 2011, the Company obtained forbearance agreements from investors deferring the holders' ability to convert 6,450 shares of Series D Preferred stock into common stock to avoid reporting a derivative liability at December 31, 2011, since 1,522 shares would be over the 85,000 shares designated for the series if all outstanding Series D Preferred stock warrants were exercised for the purchase of 5,200 shares.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of December 31, 2011 and September 30, 2011, there were 48,853 and 44,845 shares of Series D Preferred stock outstanding with voting rights equivalent to 293,118,000 and 269,070,000 shares of common stock, respectively.

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

Series D Preferred Stock Purchase Warrants
During the fiscal year ended September 30, 2011, the Company issued and fully vested warrants to purchase a total of 1,400 shares of Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The related value associated with these four-year warrants was $554,564 based upon the following inputs:  volatility of 108.05%, risk-free rate of 0.50%, exercise price of $0.0833, and market price on grant date of $0.09.  The warrants were issued in connection with a subscription to purchase Series D Preferred stock.

As of December 31, 2011 and September 30, 2011, the Company had warrants outstanding for the purchase of 5,400 shares of Series D Preferred stock.

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

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A. The former SMI Series A shareholders were entitled to receive quarterly contingent payments through March 23, 2011, based on a rate of $1.54 per day times the number of parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company was required to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A shareholders. During the three months ended December 31, 2011 and 2010, the Company recorded income of $0 and $15,176, respectively, to reflect the change between the estimated and actual contingency payments.  The Company no longer has any obligation for contingent or other payments to the former holders of the SMI Series A.

(19)           CHANGES IN EQUITY

A summary of the composition of equity of the Company as of December 31, 2011, and the changes during the three months then ended is presented in the following table:

Total Equity
Balance at September 30, 2011	$13,615,308
Issuance of common stock for:
Related-party accounts payable	14,386
Accrued liabilities	48,060
Dividends from Series D Preferred stock	541,797
Vesting of stock options	562,510
Series D Preferred dividends	(601,862)
Issuance of warrants to members of the board of directors for services rendered	105,042
Issuance of warrants in connection with a lawsuit settlement	253,046
Issuance of Series D Preferred stock for cash	1,808,000
Issuance of warrants in connection for services rendered	33,358
Repricing of options and warrants in connection with debt	39,964
Net loss	(1,618,821)
Balance at December 31, 2011	$14,800,788

(20)         COMMITMENTS AND CONTINGENCIES

Legal Matters

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company issued warrants to purchase 6,000,000 shares of the Company’s common stock with an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model.

Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 that the Company had already paid to Aculis.  The Company filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  The parties entered into a settlement agreement on December 16, 2011, and both parties dismissed their respective suits with prejudice.

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

Damita Lasso v. Court Programs, Inc. and SecureAlert, Inc.  On October 13, 2011 Ms. Lasso filed a complaint in the U.S. District Court for the Southern District of Mississippi Southern Division alleging sexual harassment and a hostile work environment created by a co-worker.  The Company believes it acted appropriately and is vigorously defending against these allegations.

Data Subscriber Service Agreement

During the quarter ended December 31, 2011, the Company entered into a data subscriber service agreement wherein the Company agreed to a prepayment schedule with a vendor whereby the vendor would provide Subscriber Identity Module (SIM) cards and mobile data services to the Company, at reduced rates, with the intent to settle a dispute and reduce communication costs in connection with the monitoring of the Company’s TrackerPAL™ and ReliAlert™ devices.

As of December 31, 2011, the future minimum payments under the data subscriber service agreements are as follows:

Fiscal Years	Amount
2012	$175,000
2013	300,000
2014	300,000
2015	300,000
Thereafter	-
Total	$1,075,000

(21)	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to December 31, 2011, the following events occurred:

1)	8,397,511 shares of common stock were issued for 1st quarter Series D Preferred stock dividends, valued at $601,862.
2)
1,689,714 shares of common stock were issued to settle penalties and interest due in connection with a $200,000 note purchase agreement, valued at $121,659.  The Company had recorded the value of the shares at December 31, 2011 as accrued interest expense.

3)
The Company borrowed $180,000 from Rene Klinkhammer, a director of the Company. The note bears interest at 10% per annum and matures on the earliest of (i) five business days after an amount of $200,000 or more has been received from whatever source or (ii) March 31, 2012.  Additionally, the Company agreed to pay a 5% origination fee ($9,000).

4)	7,488,037 shares of common stock were issued as payment of accrued royalties, valued at $623,753.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “projects,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2011, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “SecureAlert,” “we,” “our,” “us,” refer to SecureAlert, Inc., a Utah corporation.

General

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

We intend to accomplish our global strategy through the “value-driven” yet profitable deployment of a portfolio of proprietary and non-proprietary GPS/RF real-time monitoring and intervention products and services, which can also include alcohol and drug tracking and testing on behalf of corrections, probation, law enforcement and rehabilitation personnel worldwide, all in support of offender reformation, re-socialization and recidivism reduction initiatives.

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

In summary, SecureAlert is committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace, where we are currently targeting pilots and deployments throughout the world in various regions (North America, Latin America and Caribbean, Australasia, Africa and Eastern and Western Europe).  We have shown meaningful international growth during fiscal year 2011, which we anticipate to continue during fiscal year 2012 and which will remain a concerted focus for the Company.

Critical Accounting Policies

In Note 2 to the consolidated financial statements for the fiscal year ended September 30, 2011 included in our Form 10-K, we discuss those accounting policies that are considered to be significant in determining our results of operations and financial position.

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

Results of Operations

Three months ended December 31, 2011, compared to three months ended December 31, 2010

Revenues

For the three months ended December 31, 2011, we had revenues from operations of $5,554,704, compared to $3,676,964 for the three months ended December 31, 2010, an increase of $1,877,740 (51%).  Of these revenues, $4,290,035 and $3,420,350 were from monitoring and other related services for the three months ended December 31, 2011 and 2010, respectively, an increase of $869,685 (25%).  The increase of $869,685 was primarily attributed to an increase in international monitoring and other related services of $672,949 (369%) for the three months ended December 2011, compared to the same period ended in 2010. Additionally, domestic revenues increased $196,736 (6%) for the three months ended December 31, 2011, compared to the same period ended in 2010.

Product revenues increased from $256,614 for the three months ended December 31, 2010, compared to $1,264,669 for the three months ended December 31, 2011, an increase of $1,008,055 (393%).  The increase was attributed to one-time revenues recognized in connection with the development of a charging solution for an international customer for $1,071,983.

For the three months ended December 31, 2011 and 2010, domestic revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $1,512,065 and $1,362,425 respectively.

Cost of Revenues

During the three months ended December 31, 2011, cost of revenues totaled $2,829,020, compared to cost of revenues during the three months ended December 31, 2010 of $1,863,250, an increase of $965,770.  The increase in cost of revenues in 2011 resulted primarily from increases of $290,059 in royalties related to international sales, $232,278 in amortization expense, and $150,734 in alcohol monitoring bracelet costs.

Amortization for the three months ended December 31, 2011 and 2010 totaled $449,532 and $217,254, respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the three months ended December 31, 2011, gross profit totaled $2,725,684, or 49 percent of net revenues, compared to $1,813,714, or 49 percent of net revenues during the three months ended December 31, 2010, an improvement of $911,970, due to higher net revenues during the 2011 quarter.

Research and Development Expenses

During the three months ended December 31, 2011, we incurred research and development expenses of $331,634 compared to similar expenses recognized during the three months ended December 31, 2010 totaling $330,828.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended December 31, 2011, our selling, general and administrative expenses totaled $3,770,169, compared to $3,411,089 for the three months ended December 31, 2010.  The increase of $359,080 is the result of increases in non-cash compensation ($699,194) less decreases in travel ($53,779), insurance ($44,314), legal and professional fees ($35,883), taxes ($23,871), and other various expenses ($182,267).  Increase in non-cash compensation expense of $699,194 related to the vesting of options and warrants issued to employees.

Other Income and Expense

For the three months ended December 31, 2011, interest expense was $251,978, compared to $154,149 for the three months ended December 31, 2010. This amount includes non-cash interest expense of $58,259 related to debt discount amortization in connection with previously acquired entity and re-pricing of warrants related to debt instruments.

Net Loss

We had a net loss for the three months ended December 31, 2011 totaling $1,618,821, compared to a net loss of $2,069,733 for the three months ended December 31, 2010.  This decrease of $450,912 in net loss is due primarily to increases in gross profit.

Liquidity and Capital Resources

We are currently unable to finance our business solely from cash flows from operating activities. During the three months ended December 31, 2011, we supplemented cash flows to finance our business from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $1,027,089.

As of December 31, 2011, we had unrestricted cash of $1,815,461 and a working capital deficit of $492,341, compared to unrestricted cash of $949,749 and a working capital deficit of $1,201,955 as of September 30, 2011.  For the three months ended December 31, 2011, our operating activities provided cash of $868,339 compared to $2,205,727 of cash used in operating activities for the three months ended December 31, 2010.

We used cash of $1,029,716 for investing activities during the three months ended December 31, 2011, compared to $471,497 of cash used in investing activities in the three months ended December 31, 2010.

Financing activities for the three months ended December 31, 2011, provided cash of $1,027,089, compared to $2,211,576 for the three months ended December 31, 2010. For the three months ended December 31, 2011, we received net proceeds of $1,808,000 from the sale and issuance of shares of Series D Convertible Preferred stock, proceeds of $1,300,000 from the issuance of related-party debt and $923 from the issuance of notes payable.  Cash decreased by $1,885,760 due to payments on related-party notes payable and $196,074 due to payments on notes payable.  Cash provided by financing activities was used to purchase monitoring equipment.

We incurred a net loss of $1,618,821 for the three months ended December 31, 2011, and a loss from operations of $1,376,119.  In addition, we had an accumulated deficit of $230,674,340 as of December 31, 2011.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K for the year ended September 30, 2011, raise substantial doubt about our ability to continue as a going concern.  The unaudited condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty include raising additional capital from the sale and issuance of equity securities, entering into debt financing agreements and additional borrowings, and expanding our market for our ReliAlert™ portfolio of product and monitoring services.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had $1,936,446 and $362,524 in revenues from sources outside the United States for the three months ended December 31, 2011 and 2010, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $65,666 and $97 during the three months ended December 31, 2011 and 2010, respectively.  We occasionally purchase goods and services in foreign currencies which did not result in any currency exchange rate losses during the three months ended December 31, 2011 and 2010.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There was no change in our internal control over financial reporting during our quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings

We are party to the following legal proceedings:

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company granted RACO warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model during the quarter ended December 31, 2011.

Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 that the Company had already paid to Aculis.  The Company filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  The parties entered into a settlement agreement on December 16, 2011, and both lawsuits were dismissed with prejudice.

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

Damita Lasso v. Court Programs, Inc. and SecureAlert, Inc.  On October 13, 2011, Ms. Lasso filed a complaint in the U.S. District Court for the Southern District of Mississippi Southern Division alleging sexual harassment and a harassment and hostile work environment created by a co-worker.  The Company believes it acted appropriately and is vigorously defending against these allegations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2011, we sold the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including Regulation D and Regulation S.

Common Stock

We issued a total of 5,376,499 shares of common stock as payment of dividends on our Series D Convertible Preferred stock.  We also issued 600,000 shares to a director for services and we issued 172,704 shares to an entity owned by a significant shareholder of the Company for payment of accrued royalties.

Additionally, subsequent to December 31, 2011, we issued shares of common stock as follows:  1) 8,397,511 shares as payment of dividends on our Series D Convertible Preferred stock for the 1st fiscal quarter ended December 31, 2011; 2) 1,689,714 shares in connection with a note purchase agreement; and 3) 7,488,037 shares for accrued royalties.

Series D Convertible Preferred Stock

We issued a total of 4,008 shares of our Series D Convertible Preferred stock for cash consideration of $500 per share to accredited investors.

In each of the transactions listed above, the securities were issued in private transactions, solely to accredited investors without general solicitation and without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act, as indicated above.

Item 5.    Other Information

None.

Item 6.    EXHIBITS

(a)            Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document
3(i)(1)	Articles of Incorporation (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

3(i)(2)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).

3(i)(3)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).

3(i)(4)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10- QSB for the six months ended March 31, 2002).

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).

3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011)

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

3(iii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011).

10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

10.06
Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an Exhibit to our quarterly report on Form 10-QSB for the quarter ended December 31, 2001).

10.07	Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2003)

10.08	Security Agreement between Citizen National Bank and the Company (previously filed with Form 8-K in July 2006).

10.09	Promissory Note between Citizen National Bank and the Company (previously filed with Form 8-K in July 2006).

10.10	Common Stock Purchase Agreement dated as of August 4, 2006 (previously filed as an Exhibit to our current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

10.11	Change in Terms Agreement between Citizen National Bank and the Company (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2006)

10.12	Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed with Form 8-K in November 2006).

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

10.26
Agreement for Monitoring & Associated Services among I.C.S. of the Bahamas Co., Ltd., SecureAlert, Inc., International Surveillance Services Corp and The Ministry of National Security, dated November 19, 2010 (previously filed with Form 8-K in November 2010).

10.27	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed with Form 8-K in August 2011).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SecureAlert, Inc.

Date: February 14, 2012	By:	/s/ John L. Hastings III
John L. Hastings III,
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2012	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)