Form 10-Q
period 2012-03-31
SecureAlert, Inc.
filed 2012-05-15
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of May 8, 2012 was 543,059,423.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 5	Other Information	28
Item 6	Exhibits	28

Signatures		32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
Assets	2012	2011
Current assets:
Cash	$1,141,164	$949,749
Accounts receivable, net of allowance for doubtful accounts of $1,613,000 and $996,122, respectively	4,221,544	4,150,427
Notes receivable, current portion	147,125	90,000
Prepaid expenses and other	2,566,896	1,082,581
Inventory, net of reserves of $127,016 and $127,016, respectively	631,096	579,779
Total current assets	8,707,825	6,852,536
Property and equipment, net of accumulated depreciation of $2,615,809 and $2,530,591, respectively	985,669	1,086,633
Monitoring equipment, net of accumulated depreciation of $4,037,979 and $3,608,388, respectively	4,039,548	3,461,985
Notes receivable, net of current portion	50,000	125,000
Goodwill	5,889,395	5,889,395
Intangible assets, net of amortization of $658,279 and $485,393, respectively	5,018,305	5,191,191
Other assets	78,122	78,509
Total assets	$24,768,864	$22,685,249

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Unaudited)

	March 31,	September 30,
Liabilities and Stockholders’ Equity	2012	2011
Current liabilities:
Accounts payable (including $302,507 and $505,977 due to a related party, respectively, see Note 16)	$2,382,776	$2,840,845
Accrued liabilities	3,015,176	2,713,230
Deferred revenue	955,301	162,331
Dividends payable	624,231	541,797
Current portion of long-term related-party debt, net of debt discount of $7,382 and $0, respectively	1,667,488	754,896
Current portion of long-term debt, net of debt discount of $416,103 and $0, respectively	891,966	1,041,392
Total current liabilities	9,536,938	8,054,491
Long-term related-party debt, net of current portion and debt discount of $13,172 and $0, respectively	61,828	116,852
Long-term debt, net of current portion and debt discount of $20,528 and $0, respectively	648,715	898,598
Total liabilities	10,247,481	9,069,941

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 48,783 and 44,845 shares outstanding, respectively (aggregate liquidation preference of $28,521,086)	5	5
Common stock, $0.0001 par value: 1,250,000,000 shares authorized; 529,730,666 and 503,623,428
shares outstanding, respectively	52,973	50,362
Additional paid-in capital	249,105,789	244,620,460
Accumulated deficit	(234,637,384)	(231,055,519)
Total equity	14,521,383	13,615,308
Total liabilities and stockholders’ equity	$24,768,864	$22,685,249

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Products	$200,324	$196,171	$1,464,993	$452,785
Monitoring and other related services	4,703,630	3,692,860	8,993,665	7,113,210
Total revenues	4,903,954	3,889,031	10,458,658	7,565,995

Cost of revenues:
Products	123,429	33,878	487,682	195,628
Monitoring and other related services	2,560,379	2,102,727	5,025,146	3,804,227
Total cost of revenues	2,683,808	2,136,605	5,512,828	3,999,855

Gross profit	2,220,146	1,752,426	4,945,830	3,566,140

Operating expenses:
Selling, general and administrative (including $557,308, $272,978, $1,306,277 and
$322,753, respectively, of compensation expense paid in stock, stock options/
warrants or as a result of amortization of stock-based compensation)	3,828,687	3,478,066	7,598,857	6,889,155
Research and development	344,771	445,579	676,405	776,407

Loss from operations	(1,953,312)	(2,171,219)	(3,329,432)	(4,099,422)

Other income (expense):
Currency exchange rate loss	-	-	(65,666)	(97)
Loss on disposal of equipment	(216)	(11,282)	(3,755)	(11,282)
Change in estimated acquisition costs	64,409	-	57,409	-
Redemption of SecureAlert Monitoring Series A Preferred	-	1,507	-	16,683
Interest income	4,814	1	9,925	222
Interest expense (including $15,598, $40,432, $73,857 and $42,350, respectively, paid in stock, stock options / warrants or re-pricing of warrants, and accretion of debt discount)
of debt discount)	(123,077)	(337,723)	(375,055)	(491,872)
Other income, net	44,339	4,149	124,709	1,469
Net loss	(1,963,043)	(2,514,567)	(3,581,865)	(4,584,299)
Net loss attributable to non-controlling interest	-	24,484	-	34,506
Net loss attributable to SecureAlert, Inc.	(1,963,043)	(2,490,083)	(3,581,865)	(4,549,793)
Dividends on Series D Preferred stock	(624,231)	(435,767)	(1,226,092)	(1,057,638)
Net loss attributable to SecureAlert, Inc. common stockholders	$(2,587,274)	$(2,925,850)	$(4,807,957)	$(5,607,431)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	524,861,000	349,138,000	516,863,000	320,208,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net Loss	$(3,581,865)	$(4,584,299)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,154,333	749,611
Vesting and re-pricing of stock options for services	1,119,818	172,243
Re-pricing of warrants in connection with debt with related parties	39,965	-
Issuance of common stock to employee	-	10,510
Issuance of Series D Preferred shares in connection with forbearance	-	140,000
Accretion interest expense in connection with debt discount related to acquisition of subsidiary	33,892	-
Beneficial conversion feature recorded as interest expense	3,502	42,350
Change in redemption value in connection with SMI Series A Preferred stock	-	(16,683)
Increases in related-party line of credit for services	-	143,395
Impairment of monitoring equipment and parts	-	14,558
Loss on disposal of property and equipment	3,755	11,282
Loss on disposal of monitoring equipment and parts	77,889	66,618
Property and equipment disposed for services and compensation	2,790	-
Change in assets and liabilities:
Accounts receivable, net	(71,117)	(738,675)
Notes receivable	17,875	(175,000)
Inventories	(51,317)	34,089
Prepaid expenses and other assets	(1,483,928)	(229,211)
Accounts payable	180,073	1,203,226
Accrued expenses	859,730	558,204
Deferred revenue	792,970	11,202
Net cash used in operating activities	(901,635)	(2,586,580)

Cash flow from investing activities:
Purchase of property and equipment	(99,930)	(90,894)
Purchase of monitoring equipment and parts	(1,442,550)	(1,379,874)
Issuance of notes receivable	-	(45,000)
Net cash used in investing activities	(1,542,480)	(1,515,768)

Cash flow from financing activities:
Principal payments on related-party line of credit	-	(167,571)
Borrowings on related-party notes payable	2,980,000	1,100,000
Principal payments on related-party notes payable	(2,134,402)	(300,000)
Proceeds from convertible debentures	500,000	-
Proceeds from notes payable	1,588	1,001,924
Principal payments on notes payable	(519,656)	(829,623)
Net proceeds from issuance of Series D Convertible Preferred stock	1,808,000	2,832,500
Net cash provided by financing activities	2,635,530	3,637,230
Net increase (decrease) in cash	191,415	(465,118)
Cash, beginning of period	949,749	1,126,232
Cash, end of period	$1,141,164	$661,114

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
Cash paid for interest	$189,746	$356,521

Supplemental schedule of non-cash investing and financing activities:
Issuance of 6,000,000 and 0 stock warrants, respectively, for settlement of debt	253,046	-
Issuance of 13,774,011 and 12,031,088 shares of common stock in connection with Series D Preferred
stock dividends	1,143,659	1,176,981
Series D Preferred stock dividends earned	1,226,092	1,057,638
Issuance of 3,700,000 and 0 warrants for Board of Director fees	105,042	-
Issuance of 600,000 and 0 shares of common stock for Board of Director fees	48,060	-
Issuance of 9,623,514 and 0 shares of common stock, respectively, for related-party royalty payable	638,139	-
Issuance of 1,689,714 and 0 shares of common stock, respectively, for settlement of debt	118,280	-
Issuance of 1,200,000 and 0 warrants to a consultant for services	33,358	-
Issuance of 420,000 and 107,658,000 shares of common stock from the conversion of 70 and 5,616
shares of Series D Preferred stock	42	10,766
Issuance of 0 and 631,708 shares of common stock, respectively for payment of SecureAlert
Monitoring, Inc. Series A Preferred stock dividends	-	63,758
Note payable issued to acquire monitoring equipment and property and equipment	-	274,148
Cancellation of 0 and 50,000 shares of common stock, respectively, for services	-	5
Cancellation of subscription receivable	-	50,000
Issuance of Series D Preferred stock to settle accrued liabilities	-	12,500
Beneficial conversion feature recorded with convertible debenture	406,667	-

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2012, and results of its operations for the three and six months ended March 31, 2012 and 2011.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three and six months ended March 31, 2012 may not be indicative of the results for the fiscal year ending September 30, 2012.

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

Management’s plan with respect to this uncertainty include expanding the market for its ReliAlert™ portfolio of products and services, raising additional capital from the issuance of stock and entering into debt financing agreements.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to continue generating cash flows from operating activities or obtain additional financing, it will be unable to continue the marketing and development of its products and may have to cease operations.

(3)           PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of SecureAlert and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Reclassifications –  Due to an internal review conducted by the Company's Board of Directors regarding certain related-party transactions by former officers during the fiscal years 2007 and 2008, the Company made reclassifications to the fiscal year 2011 financial statements to conform to the fiscal year 2012 presentation.  The Company reclassified $2,000,000 of accumulated deficit to additional paid-in capital.  This reclassification had no effect on net loss for the six months ended March 31, 2012 or the fiscal year ended September 30, 2011. The Company filed an 8-K on April 6, 2012 regarding the results of internal review.

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

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  During the six months ended March 31, 2012 and 2011, the Company had no impairments.

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

The Company sells and installs stand alone tracking and charging systems that may or may not require ongoing monitoring by the Company.  The Company has experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs, therefore the Company recognizes revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations.  The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion.  The Company evaluates its estimated labor hours and costs and determines the estimated gross profit or loss on each installation for each reporting period.  If it is determined that total cost estimates are likely to exceed revenues, the Company accrues the estimated losses immediately.

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

(7)           GEOGRAPHIC INFORMATION

During the three and six months ended March 31, 2012, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the three and six months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
United States of America	$3,584,452	$3,397,737	$7,203,578	$6,712,177
Latin American Countries	529,863	357,069	1,884,892	537,679
Caribbean Countries and Commonwealths	780,157	133,421	1,350,356	313,421
Other Foreign Countries	9,482	804	19,832	2,718
Total	$4,903,954	$3,889,031	$10,458,658	$7,565,995

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of March 31, 2012 and September 30, 2011, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011
United States of America	$982,580	$1,082,453	$3,800,005	$3,352,614
Latin American Countries	-	-	21,522	32,919
Caribbean Countries and Commonwealths	3,089	4,180	212,729	71,687
Other Foreign Countries	-	-	5,292	4,765
Total	$985,669	$1,086,633	$4,039,548	$3,461,985

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of March 31, 2012 and 2011, there were 451,456,953 and 203,652,147 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding as of March 31, 2012 and 2011 consisted of the following:

	March 31, 2012	March 31, 2011
Conversion of debt and accrued interest	16,666,667	17,520,410
Conversion of Series D Preferred stock	292,698,000	137,304,000
Exercise of outstanding common stock options and warrants	109,692,286	24,827,737
Exercise and conversion of outstanding Series D Preferred
stock warrants	32,400,000	24,000,000
Total common stock equivalents	451,456,953	203,652,147

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market value is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of March 31, 2012 and September 30, 2011, respectively, inventory consisted of the following:

	March 31,	September 30,
	2012	2011
Raw materials	$758,112	$706,795
Reserve for damaged or obsolete inventory	(127,016)	(127,016)
Total inventory, net of reserves	$631,096	$579,779

(10)         PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and September 30, 2011, were as follows:

	March 31,	September 30,
	2012	2011
Equipment, software and tooling	$2,391,702	$2,390,329
Automobiles	372,339	398,890
Building	377,555	377,555
Leasehold improvements	136,224	132,820
Furniture and fixtures	323,658	317,630
Total property and equipment before accumulated depreciation	3,601,478	3,617,224
Accumulated depreciation	(2,615,809)	(2,530,591)

Property and equipment, net of accumulated depreciation	$985,669	$1,086,633

Depreciation expense for the six months ended March 31, 2012 and 2011, was $194,348 and $212,181, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the six months ended March 31, 2012 and 2011, the Company disposed of property and equipment with a net book value of $6,545 and $11,282, respectively.

(11)         MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2012 and September 30, 2011, was as follows:

	March 31,	September 30,
	2012	2011
Monitoring equipment	$8,077,527	$7,070,373
Less: accumulated amortization	(4,037,979)	(3,608,388)
Monitoring equipment, net of accumulated depreciation	$4,039,548	$3,461,985

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Amortization expense was $787,098 and $463,085 for the six months ended March 31, 2012 and 2011, respectively.  These expenses were classified as a cost of revenues.

As of March 31, 2012 and September 30, 2011, the Company had 3,664 and 0 ReliAlert™ devices valued at $1,129,026 and $0, respectively, included in monitoring equipment that have not been completed or leased to customers and were not amortized.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the six months ended March 31, 2012 and 2011, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $77,889 and $81,176, respectively.

(12)         GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2012, the Company had recorded goodwill and intangible assets related to the acquisition of Midwest, Court Programs, International Surveillance Services Corp., and SecureAlert Enterprise Solutions, Inc., also known as Bishop Rock Software.  The Company has also entered into a license agreement related to the use of certain patents.  The following table summarizes the balance of goodwill and intangible assets as of March 31, 2012:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	International Surveillance Services Corp.	Bishop Rock Software	Patent	Total

Goodwill	$3,401,327	$2,488,068	$-	$-	$-	$5,889,395
Other intangible assets
Trade name	120,000	99,000	-	10,000	-	229,000
Software	-	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	-	6,000
Patent license agreement	-	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	-	8,000
Royalty agreement	-	-	5,003,583	-	-	5,003,583
Total other intangible assets	122,000	111,000	5,003,583	390,001	50,000	5,676,584
Accumulated amortization	(36,667)	(39,800)	(187,634)	(382,141)	(12,037)	(658,279)
Other intangible assets, net of accumulated amortization	85,333	71,200	4,815,949	7,860	37,963	5,018,305
Total goodwill and other intangible assets, net of amortization	$3,486,660	$2,559,268	$4,815,949	$7,860	$37,963	$10,907,700

Midwest Monitoring & Surveillance
The Company completed the acquisition of Midwest Monitoring & Surveillance (“Midwest”) on June 30, 2011, to gain greater market share in the parole and probation sector and expand its available service and product offerings, including prison equipment sales.

The Company recorded no impairment of goodwill relating to Midwest for the six months ended March 31, 2012.  As of March 31, 2012, the Company had a balance of goodwill relating to Midwest of $3,401,327 and other intangible assets of $122,000, as noted in the table above.

The Company recorded $4,000 of amortization expense for Midwest intangible assets during the six months ended March 31, 2012, resulting in total accumulated amortization of $36,667 and net other intangible assets of $85,333.

Court Programs
The Company completed the acquisition of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) on March 1, 2010, to utilize its preexisting business relationships to gain more market share and expand available service offerings.

The Company recorded no impairment of goodwill relating to Court Programs for the six months ended March 31, 2012.  As of March 31, 2012, the Company had a balance of goodwill relating to Court Programs of $2,488,068 and other intangible assets of $111,000, as noted in the table above.

The Company recorded $3,900 of amortization expense on intangible assets for Court Programs during the six months ended March 31, 2012, resulting in total accumulated amortization of $39,800 and net other intangible assets of $71,200.

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

As of March 31, 2012, the Company had a balance of goodwill relating to ISS of $0 and other intangible assets, of $5,003,583 as noted in the table above.

The Company recorded $125,089 of amortization expense on intangible assets for ISS during the six months ended March 31, 2012, resulting in total accumulated amortization of $187,634 and net other intangible assets of $4,815,949.

Bishop Rock Software
Effective January 14, 2009, the Company purchased all of the assets of Bishop Rock Software, Inc., a California corporation through a wholly-owned subsidiary, SecureAlert Enterprise Solutions, Inc. During the fiscal year ended September 30, 2011, SecureAlert Enterprise Solutions, Inc. merged into SecureAlert Monitoring, Inc.

The Company recorded $37,119 of amortization expense on intangible assets for Bishop Rock Software during the six months ended March 31, 2012, resulting in total accumulated amortization of $382,141 and net intangible assets of $7,860.

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

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance was paid on February 3, 2011. The Company recorded $2,778 of amortization expense for the patent during the six months ended March 31, 2012, resulting in total accumulated amortization relating to the patent of $12,037 and net intangible assets of $37,963.

(13)         ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
Payroll, taxes and employee benefits	$826,117	$749,509
Value-added and business flat taxes	799,974	-
Consulting	367,300	370,658
Acquisition costs payable in cash	200,968	272,500
Acquisition costs payable in cash to a related-party	200,968	272,500
Board of Directors fees	145,000	153,101
Settlement costs	85,000	276,712
Legal costs	63,557	215,895
Loan origination fees	50,000	-
Warranty and manufacturing costs	30,622	66,622
Interest and fees	12,639	26,329
Outside services	9,160	28,294
Inventory costs	-	26,900
Other expenses	223,871	254,210
Total accrued expenses	$3,015,176	$2,713,230

(14)           DEBT OBLIGATIONS

Debt obligations as of March 31, 2012 and September 30, 2011, consisted of the following:

	March 31,	September 30,
	2012	2011

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through September 2012 and no interest is incurred under the agreement.	$400,000	$500,000

Notes issued in connection with the acquisition of a subsidiary. Quarterly cash payments mature on January 2014. These notes bear no interest. Balance on notes reflects debt discount of $ 33,466 and $55,388, respectively. The effective interest rate is 15% per annum.	291,534	369,612

Capital leases with effective interest rates that range between 10.2% and 14.7%. Leases mature between February 2014 and March 2016.	189,817	217,393

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	212,923	215,288

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 5.9% and 9.0%, due through February 2016.	144,022	162,192

Capital leases with effective interest rates that range between 9.58% and 17.44% that mature from December 2012 to September 2013.	82,148	104,940

Unsecured convertible debenture imputing interest at 15%. Debenture matures in July 2012. Balance on note reflects debt discount of $403,165 and $0, respectively (See Note 15).	96,835	-

Notes payable to a financial institution bearing interest at 6.37%. Notes mature through August 2016. The notes are secured by property.	60,417	70,156

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of December 31, 2011, $10,560 was available for withdrawal under the line of credit.	39,510	39,432

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.09% and is due in June 2014.	15,768	18,954

Capital lease with an effective interest rate of 14.12% that matures in November 2012.	7,707	13,033

Secured note bearing an interest rate of 18%.	-	225,000

Notes payable for testing equipment with an interest rate of 8%. The notes are secured by testing equipment. The notes mature through January 2012.	-	3,237

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and matured through November 2011. The notes were secured by monitoring equipment.	-	753

Total debt obligations	1,540,681	1,939,990
Less current portion	(891,966)	(1,041,392)
Long-term debt, net of current portion	$648,715	$898,598

(15)         CONVERTIBLE DEBENTURE

During the six months ended March 31, 2012, the Company received $500,000 in cash from the issuance of a convertible debenture. The Company may raise up to $3 million from the sale of debentures in this same series.  The debenture matures on July 31, 2012 and does not earn interest.  The debenture is secured by the pledge of the Company’s domestic patents.  At the holder’s option, the debenture may be converted into shares of common stock at a conversion rate of $0.03 per share at any time; however, these holders are required to convert into common stock at $0.03 per share if the Company raises an additional $8 million or more at terms less dilutive to shareholders than this convertible debenture. The Company recorded a beneficial conversion feature expense with respect to the debentures valued at $406,667 which was recorded as a debt discount and will be amortized as interest expense over the term of the debentures.

During the six months ended March 31, 2012, the Company amortized $3,502 of this debt discount and recorded it as interest expense.  As of March 31, 2012, the total outstanding balance of the debentures was $96,835 net of unamortized discount of $403,165.

(16)         RELATED-PARTY TRANSACTIONS

From time to time, the Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.  Under Company policies, transactions with related parties are subject to prior approval of the Audit Committee of the Company’s Board of Directors.

Terminated Loan and Security Agreement

On August 19, 2011, the Company entered into a Loan and Security Agreement with a significant shareholder under which the Company could borrow up to $8,000,000 on a line of credit.  On September 30, 2011, the Company and the lender agreed to terminate the agreement and entered into an agreement for the lender to raise additional equity financing on behalf of the Company through the sale of Series D Preferred stock.  As of September 30, 2011, the Company owed $500,000 on the line of credit.  During the three months ended December 31, 2011, the $500,000 was paid in full and the line of credit was closed.

Royalty Agreement

On July 1, 2011, the Company entered into a royalty agreement with a significant shareholder, Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico, wherein the Company agreed to pay Borinquen a royalty in an amount equal to 20% of the net revenues from the sale or lease of the Company’s products and services within South and Central America, the Caribbean, Spain and Portugal.  Under the original agreement, the royalty was payable, at the option of the Company, in cash, Series D Convertible Preferred stock at a rate of $500 per share, or common stock at a rate of $0.083 per share.  The agreement was subsequently amended to provide that the royalty is payable in common stock at the lower of the fair market value the day prior to the due date or $0.083 per common share.  Under the amended agreement, royalty payments must be made in cash once the Company achieves positive cash flow according to generally accepted accounting principles. During the six months ended March 31, 2012, the Company issued 9,623,514 shares of common stock to pay $638,139 of royalty expense due in connection with this royalty agreement; 172,704 shares were issued at a conversion rate of $0.83 per common share per the original agreement and 9,450,810 shares were issued at $0.066 per common share per the amended agreement.  As of March 31, 2012 and September 30, 2011, the Company owed $302,507 and $505,977 under the agreement which has been recorded in accounts payable.  During the six months ended March 31, 2012, the Company recorded $510,472 of royalty expense in connection with the royalty agreement.

Related-Party Notes Payable

Note #1
Effective June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest, which required the Company to make quarterly cash installments to a former principal of Midwest (a current employee of the Company) totaling $225,000, beginning July 2011 and ending September 2013.  As of March 31, 2012 and September 30, 2011, the Company owed $175,000 and $225,000 on the note, respectively.  The Company imputed interest since the note has no stated interest rate.  As of March 31, 2012 and September 30, 2011, the remaining debt discount was $20,553 and $32,524 resulting in net debt obligations to the employee of $154,447 and $192,476, respectively.

Notes #2 and #3
During the six months ended March 31, 2012, the Company borrowed $2,000,000 from a significant shareholder, Borinquen Container Corp., under two notes payable.  The first note is unsecured and the second is secured by $1,530,000 of leased equipment and $1,529,808 of accounts receivable from an international customer.  The notes bore interest of 15% per annum and the Company accrued a $50,000 origination fee.  During the six months ended March 31, 2012, the Company paid $1,018,082 to pay the outstanding principal and accrued interest on the first note in full.  As of March 31, 2012, the Company owed $1,000,000 in principal plus $59,452 in accrued origination fee and interest on the second note.

Note #4
During the six months ended March 31, 2012, the Company borrowed $50,000 from its Chief Executive Officer, John Hastings, under an unsecured promissory note.  The note bore interest of 15% per annum and was paid in full during the six months ended March 31, 2012.  In connection with this loan, the Company paid a $5,000 origination fee and agreed to re-price outstanding warrants and options previously granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237 and recorded as interest expense.  The value of $15,237 was calculated based upon the following assumptions:  volatility ranging from 100.02% to 109.24%, risk-free rate of 0.22%, exercise price of $0.075, and market price of common stock on grant date of $0.074.

Notes #5 and 6
During the six months ended March 31, 2012, the Company borrowed $250,000 from its Chief Financial Officer, Chad Olsen, under two unsecured promissory notes payable.  The notes bore interest of 15% per annum and were paid in full during the six months ended March 31, 2012.  The Company paid $15,000 in loan origination fees and agreed to re-price outstanding warrants and options previously granted to Mr. Olsen and other individuals to an exercise price of $0.075 per share, valued at $24,723 and recorded as interest expense.  The value of $24,723 was calculated based upon the following assumptions:  volatility ranging from 76.69% to 119.56%, risk-free rate ranging from 0.22% to 0.37%, exercise price of $0.075, and market price of common stock on grant date ranging from $0.074 to $0.075.

Note #7
On June 30, 2011, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, David Derrick, resigned from all positions with the Company.  At that time, the Company owed Mr. Derrick unpaid interest of $100,000, to be paid in monthly installments of $20,000.  The entire amount was paid in full during the six months ended March 31, 2012.

Note #8
Effective March 1, 2010, the Company purchased the balance of the outstanding equity in Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000, together with interest on any unpaid amounts at 8% per annum.  As of March 31, 2012, the Company owed $74,870 in principal plus $509 in accrued interest under this note, which is payable to David Rothbart the former principal of Court Programs.

Note #9
During the six months ended March 31, 2012, the Company borrowed $180,000 from Rene Klinkhammer, one of its directors, under an unsecured promissory note payable.  The note bore interest of 10% per annum and the Company paid $193,220 of principal and interest to settle the note in full during the six months ended March 31, 2012.  The Company also paid $9,000 in loan origination fees.

Other Related-Party Transactions

During the six months ended March 31, 2012, the Company received $500,000 from Mr. Derrick, a former officer of the Company.  The terms of this financing have not been determined as of the date of this filing.

(17)         COMMON STOCK

Authorized Shares

The Company held an Annual Shareholders meeting on December 21, 2011, at which time the shareholders approved an amendment to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000 shares.

Common Stock Issuances

During the six months ended March 31, 2012, the Company issued 26,107,239 shares of common stock.  Of these shares, 13,774,011 shares were issued to pay $1,143,659 of accrued dividends on Series D Preferred stock; 9,623,514 shares were issued to a related party for accrued royalties, valued at $638,139; 1,689,714 shares were issued to an entity to pay an outstanding debt of $118,820; 600,000 shares were issued to a director for past services rendered, valued at $48,060; and 420,000 shares were issued upon the conversion of 70 Series D Convertible Preferred shares.

(18)         STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 18,000,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the six months ended March 31, 2012, the Company ratified options to purchase 6,000,000 shares of common stock under this plan that were previously granted on September 30, 2011. As of March 31, 2012, 12,000,000 options to purchase shares of common stock were available to distribute under the 2012 Plan.

For the six months ended March 31, 2012 and 2011, the Company calculated compensation expense of $133,320 and $172,242, respectively, related to the vesting of stock options granted under Company stock incentive plans. Compensation expense associated with unvested stock options and warrants of $207,948 will be recognized in future periods through September 30, 2013.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 10,900,000 and 0 shares of common stock during the six months ended March 31, 2012 and 2011, respectively, for expenses that had been accrued as of September 30, 2011.  The warrants to purchase common stock granted during the six months ended March 31, 2012 were as follows: warrants for 6,000,000 shares to settle a lawsuit, valued at $253,046; warrants for a total of 3,700,000 shares to current and former directors for compensation as directors, valued at $105,042; and a warrant for 1,200,000 shares granted to a consultant for services, valued at $33,358.  The expected life of stock options (warrants) represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options (warrants).  The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options (warrants).  Additionally, the Company recorded $1,159,783 and $172,243 of expense for the six months ended March 31, 2012 and 2011, respectively, related to the vesting and re-pricing of all stock options and warrants granted in prior years. Compensation expense associated with unvested stock options and warrants of $1,984,921 will be recognized in future periods through September 30, 2014.  The option and warrant grants for six months ended March 31, 2012 and 2011 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2012	2011
Expected cash dividend yield	-	-
Expected stock price volatility	95%	-
Risk-free interest rate	0.36%	-
Expected life of options/warrants	2 years	-

A summary of stock option and warrant activity for the six months ended March 31, 2012 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	99,178,202	$0.13
Granted	10,900,000	$0.09
Expired / Cancelled	(385,916)	$1.53

Outstanding as of March 31, 2012	109,692,286	$0.12	2.60 years	$-
Exercisable as of March 31, 2012	54,685,292	$0.15	2.54 years	$-

 (19)        PREFERRED STOCK

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

Series D Convertible Preferred Stock
During the six months ended March 31, 2012, the Company issued a total of 4,008 shares of Series D Preferred stock in consideration for $1,808,000 in net cash proceeds and converted 70 shares into 420,000 shares of common stock.  As of March 31, 2012 and September 30, 2011, there were 48,783 and 44,845 Series D Preferred shares outstanding, respectively.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors.  If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the six months ended March 31, 2012, the Company issued 13,774,011 shares of common stock to pay $1,143,659 of accrued dividends on the Series D Preferred stock earned during the three months ended September 30, 2011 and the three months ended December 31, 2011.  During the six months ended March 31, 2012, the Company recorded $1,226,092 in Series D Preferred stock dividends.  Subsequent to the three months ended March 31, 2012, the Company issued 11,309,997 shares of common stock to pay $624,231 of accrued dividends on Series D Preferred stock earned during the three months ended March 31, 2012.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock, commencing after ninety days from the date of issue.  During the six months ended March 31, 2012, 70 shares of Series D Preferred stock were converted into 420,000 shares of common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of March 31, 2012 and September 30, 2011, there were 48,783 and 44,845 shares of Series D Preferred stock outstanding with voting rights equivalent to 292,698,000 and 269,070,000 shares of common stock, respectively.

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

Series D Preferred Stock Purchase Warrants
As of March 31, 2012 and September 30, 2011, the Company had warrants outstanding for the purchase of 5,400 shares of Series D Preferred stock.

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

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A. The former SMI Series A shareholders were entitled to receive quarterly contingent payments through March 23, 2011, based on a rate of $1.54 per day times the number of parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company was required to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A shareholders. During the six months ended March 31, 2012 and 2011, the Company recorded income of $0 and $16,683, respectively, to reflect the change between the estimated and actual contingency payments.  The Company no longer has any obligation for contingent or other payments to the former holders of the SMI Series A.

(20)         CHANGES IN EQUITY

A summary of the composition of equity of the Company as of March 31, 2012, and the changes during the three months then ended is presented in the following table:

Total Equity
Balance at September 30, 2011	$13,615,308
Issuance of common stock for:
Related-party accounts payable	638,139
Accrued liabilities	48,060
Debt	118,280
Dividends from Series D Preferred stock	1,143,659
Vesting of stock options	1,119,818
Series D Preferred dividends	(1,226,092)
Issuance of warrants to members of the board of directors for services rendered	105,042
Issuance of warrants in connection with a lawsuit settlement	253,046
Issuance of Series D Preferred stock for cash	1,808,000
Issuance of warrants in connection for services rendered	33,357
Repricing of options and warrants in connection with debt	39,964
Beneficial conversion feature related to convertible debenture (see Note 15)	406,667
Net loss	(3,581,865)
Balance at March 31, 2012	$14,521,383

(21)         COMMITMENTS AND CONTINGENCIES

Legal Matters

Aculis, Inc. v. SecureAlert, Inc.  Aculis, Inc. filed a complaint in the Fourth District Court in and for Utah County, Utah, on June 7, 2010, alleging breach of contract, unjust enrichment, and a claim for $208,889 in unpaid products and services, incremental to the $4,840,891 that the Company had already paid to Aculis.  The Company filed a counterclaim seeking rescission of the contract and refund of all amounts paid to Aculis.  The parties entered into a settlement agreement on December 16, 2011, whereby the Company was paid $20,000 and both parties dismissed their respective suits with prejudice.

ArrivalStar S.A. and Melvino Technologies Ltd. v. SecureAlert, Inc.  ArrivalStar S.A. and Melvino Technologies Ltd., filed a complaint in the U.S. District Court for the Northern District of Illinois claiming patent infringement of U.S. Patent No. 6,741,927.  The Company denies these allegations.  Subsequent to March 31, 2012, the Company entered into a Settlement, Release and License Agreement with ArrivalStar S.A,. Melvino Technologies Ltd., whereby the Company will pay a total of $60,000 over 30 months to settle the case and utilize a license to the ArrivalStar patents. The $60,000 settlement liability has been included with the Company’s accrued liabilities as of March 31, 2012.

Damita Lasso v. Court Programs, Inc. and SecureAlert, Inc.  On October 13, 2011, Ms. Lasso filed a complaint in the U.S. District Court for the Southern District of Mississippi Southern Division alleging sexual harassment and a hostile work environment created by a co-worker.  During the six months ended March 31, 2012, the Company entered into a settlement agreement with Ms. Lasso whereby the Company paid her $25,000 and received a release from the claims of Ms. Lasso. The $25,000 settlement liability has been included with the Company’s accrued liabilities as of March 31, 2012.

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements with the Company.  The Company believes these allegations are inaccurate and intends to defend the case vigorously. The Company has not accrued any funds based on a legal analysis of the claims asserted.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its subsidiary.  The case resulted from actions of a former agent of the Company’s subsidiary.  The Company intends to defend itself in this matter.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and International Surveillance Services Corporation, a wholly-owned subsidiary of the Company, claiming negligence by the Company and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is vigorously defending this case and believes it acted appropriately; therefore, no funds have been accrued.

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company issued warrants to purchase 6,000,000 shares of the Company’s common stock with an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model.  In addition the Company agreed to prepay for RACO SIM chips in an amount totaling $1,075,000 over a four year period.

Data Subscriber Service Agreement

During the six months ended March 31, 2012, the Company entered into a data subscriber service agreement wherein the Company agreed to a prepayment schedule with a vendor whereby the vendor would provide Subscriber Identity Module (SIM) cards and mobile data services to the Company, at reduced rates, with the intent to settle a dispute and reduce communication costs in connection with the monitoring of the Company’s TrackerPAL™ and ReliAlert™ devices.

As of March 31, 2012, the future minimum payments under the data subscriber service agreements are as follows:

Fiscal Years	Amount
2012	$175,000
2013	300,000
2014	300,000
2015	300,000
Thereafter	-
Total	$1,075,000

(22)         SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to March 31, 2012, the following events occurred:

1)	11,309,997 shares of common stock were issued for 2nd quarter Series D Preferred stock dividends, valued at $624,231.
2)	452,783 shares of common stock were issued for services, valued at $28,000.
3)	1,565,977 shares of common stock were issued as payment of accrued royalties, valued at $75,197.

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

In summary, SecureAlert is committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace, where we are currently targeting pilots and deployments throughout the world in various regions (North America, Latin America and Caribbean, Australasia and Eastern and Western Europe).  We have shown meaningful international growth for the six months ended March 31, 2012, which we anticipate growth to continue for the remainder of fiscal year 2012.

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

Results of Operations

Three months ended March 31, 2012, compared to three months ended March 31, 2011

Revenues

For the three months ended March 31, 2012, we had revenues from operations of $4,903,954, compared to $3,889,031 for the three months ended March 31, 2011, an increase of $1,014,923 (26%).  Of these revenues, $4,703,630 and $3,692,860 were from monitoring and other related services for the three months ended March 31, 2012 and 2011, respectively, an increase of $1,010,770 (27%).  The increase of $1,010,770 was primarily attributed to an increase in international monitoring and other related services of $821,561 for the three months ended March 31, 2012, compared to the same period ended in 2011. Additionally, domestic revenues increased $189,209 for the three months ended March 31, 2012, compared to the same period ended in 2011.

Product revenues increased from $196,171 for the three months ended March 31, 2011, compared to $200,324 for the three months ended March 31, 2012, an increase of $4,153 (2%).  The increase was primarily attributed to regular fluctuations in quantities of items ordered.

For the three months ended March 31, 2012 and 2011, domestic revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $1,588,627 and $1,614,218 respectively.

Cost of Revenues

During the three months ended March 31, 2012, cost of revenues totaled $2,683,808, compared to cost of revenues during the three months ended March 31, 2011 of $2,136,605, an increase of $547,203.  The increase in cost of revenues resulted primarily from increases of $220,413 in royalties related to international sales, $170,623 in other monitoring service costs, and $106,141 in amortization expense.

Amortization for the three months ended March 31, 2012 and 2011 totaled $310,801 and $204,660, respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the three months ended March 31, 2012, gross profit totaled $2,220,146, or 45 percent of net revenues, compared to $1,752,426, or 45 percent of net revenues during the three months ended March 31, 2011, an improvement of $467,720, due to higher net revenues during the quarter.

Research and Development Expenses

During the three months ended March 31, 2012, we incurred research and development expenses of $344,771 compared to similar expenses recognized during the three months ended March 31, 2011 totaling $445,579.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended March 31, 2012, our selling, general and administrative expenses totaled $3,828,687, compared to $3,478,066 for the three months ended March 31, 2011.  The increase of $350,621 is the result of increases in consulting ($257,932) and legal and professional fees ($202,478) less decreases in payroll and related taxes ($56,613) and other various expenses ($104,491).  The increase of consulting expense is primarily non-cash expense attributable to vesting of stock options and warrants previously granted for services.

Other Income and Expense

For the three months ended March 31, 2012, interest expense was $123,077, compared to $337,723 for the three months ended March 31, 2011.  This amount includes non-cash interest expense of $15,598 related to debt discount amortization in connection with previously acquired entity and re-pricing of warrants related to debt instruments.

Net Loss

We had a net loss for the three months ended March 31, 2012 totaling $1,963,043, compared to a net loss of $2,514,567 for the three months ended March 31, 2011.  This decrease of $551,524 in net loss is due primarily to increases in gross profit.

Six months ended March 31, 2012, compared to six months ended March 31, 2011

Revenues

For the six months ended March 31, 2012, we had revenues from operations of $10,458,658, compared to $7,565,995 for the six months ended March 31, 2011, an increase of $2,892,663 (38%).  Of these revenues, $8,993,665 and $7,113,210 were from monitoring and other related services for the six months ended March 31, 2012 and 2011, respectively, an increase of $1,880,455 (26%).  The increase of $1,880,455 was primarily attributed to an increase in international monitoring and other related services of $1,494,510 for the six months ended March 31, 2012, compared to the same period ended in 2011. Additionally, domestic revenues increased $385,945 for the six months ended March 31, 2012, compared to the same period ended in 2011.

Product revenues increased from $452,785 for the six months ended March 31, 2011, compared to $1,464,993 for the six months ended March 31, 2012, an increase of $1,012,208 (224%).  The increase was attributed to one-time revenues of $1,071,983 recognized in connection with the development of a charging solution for an international customer.

For the six months ended March 31, 2012 and 2011, domestic revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $3,100,692 and $3,157,253 respectively.

Cost of Revenues

During the six months ended March 31, 2012, cost of revenues totaled $5,512,828, compared to cost of revenues during the six months ended March 31, 2011 of $3,999,855, an increase of $1,512,973.  The increase in cost of revenues resulted primarily from increases of $510,472 in royalties related to international sales, $350,921 in other monitoring service costs, and $336,944 in amortization expense.

Amortization for the six months ended March 31, 2012 and 2011 totaled $787,098 and $463,085, respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the six months ended March 31, 2012, gross profit totaled $4,945,830, or 47 percent of net revenues, compared to $3,566,140, or 47 percent of net revenues during the six months ended March 31, 2011, an improvement of $1,379,690, due to higher net revenues during the 2011 quarter.

Research and Development Expenses

During the six months ended March 31, 2012, we incurred research and development expenses of $676,405 compared to similar expenses recognized during the six months ended March 31, 2011 totaling $776,407.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the six months ended March 31, 2012, our selling, general and administrative expenses totaled $7,598,857, compared to $6,889,155 for the six months ended March 31, 2011.  The increase of $709,702 is the primarily the result of increases in consulting ($485,427), legal and professional fees ($166,595), and payroll and related taxes ($116,221).  The increase of consulting is primarily attributable to vesting of stock options and warrants previously granted for services.

Other Income and Expense

For the six months ended March 31, 2012, interest expense was $375,055, compared to $491,872 for the six months ended March 31, 2011.  This amount includes non-cash interest expense of $73,857 related to debt discount amortization in connection with previously acquired entity and re-pricing of warrants related to debt instruments.

Net Loss

We had a net loss for the six months ended March 31, 2012 totaling $3,581,865, compared to a net loss of $4,584,299 for the six months ended March 31, 2011.  This decrease of $1,002,434 in net loss is due primarily to increases in gross profit.

Liquidity and Capital Resources

We are currently unable to finance our business solely from cash flows from operating activities. During the six months ended March 31, 2012, we supplemented cash flows to finance our business from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $2,635,530.

As of March 31, 2012, we had unrestricted cash of $1,141,164 and a working capital deficit of $829,113, compared to unrestricted cash of $949,749 and a working capital deficit of $1,201,955 as of September 30, 2011.  For the six months ended March 31, 2012, our operating activities used cash of $901,635 compared to $2,586,580 for the six months ended March 31, 2011. This improvement is primarily a result of increased cash flow related to the increase in revenues of $2,892,663 in addition to improved collections of accounts receivable of $667,558.

We used cash of $1,542,480 for investing activities during the six months ended March 31, 2012, compared to $1,515,768 of cash used in investing activities in the six months ended March 31, 2011.

Financing activities for the six months ended March 31, 2012, provided cash of $2,635,530, compared to $3,637,230 for the six months ended March 31, 2011.  For the six months ended March 31, 2012, we received $2,980,000 from the issuance of related-party debt, net proceeds of $1,808,000 from the sale and issuance of shares of Series D Convertible Preferred stock, and proceeds of $501,588 from the issuance of notes payable and convertible debenture.  Cash decreased by $2,134,402 due to payments on related-party notes payable and $519,656 due to payments on notes payable.  Cash provided by financing activities was used to purchase monitoring equipment.

We incurred a net loss of $3,581,865 for the six months ended March 31, 2012, and a loss from operations of $3,329,432.  In addition, we had an accumulated deficit of $234,637,384 as of March 31, 2012.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K for the year ended September 30, 2011, raise substantial doubt about our ability to continue as a going concern.  The unaudited condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty include raising additional capital from the sale and issuance of equity securities, entering into debt financing agreements and additional borrowings, and expanding our market for our ReliAlert™ portfolio of product and monitoring services.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had $3,255,080 and $853,818 in revenues from sources outside the United States for the six months ended March 31, 2012 and 2011, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $65,666 and $97 during the six months ended March 31, 2012 and 2011, respectively.  We occasionally purchase goods and services in foreign currencies which did not result in any currency exchange rate losses during the six months ended March 31, 2012 and 2011.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There was no change in our internal control over financial reporting during our quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

We are party to the following legal proceedings:

ArrivalStar S.A. and Melvino Technologies Ltd. v. SecureAlert, Inc.  ArrivalStar S.A. and Melvino Technologies Ltd., filed a complaint in the U.S. District Court for the Northern District of Illinois claiming patent infringement of U.S. Patent No. 6,741,927.  The Company denies these allegations.  Subsequent to March 31, 2012, the Company entered into a Settlement, Release and License Agreement with ArrivalStar S.A,. Melvino Technologies Ltd., whereby the Company will pay a total of $60,000 over 30 months to settle the case and utilize a license to the ArrivalStar patents. The $60,000 settlement liability has been included with the Company’s accrued liabilities as of March 31, 2012.

Damita Lasso v. Court Programs, Inc. and SecureAlert, Inc.  On October 13, 2011 Ms. Lasso filed a complaint in the U.S. District Court for the Southern District of Mississippi Southern Division alleging sexual harassment and a hostile work environment created by a co-worker.  During the six months ended March 31, 2012, the Company entered into a settlement agreement with Ms. Lasso whereby the Company paid her $25,000 and received a release from the claims of Ms. Lasso. The $25,000 settlement liability has been included with the Company’s accrued liabilities as of March 31, 2012.

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements with the Company.  The Company believes these allegations are inaccurate and intends to defend the case vigorously. The Company has not accrued any funds based on a legal analysis of the claims asserted.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its subsidiary.  The case resulted from actions of a former agent of the Company’s subsidiary.  The Company intends to defend itself in this matter.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and International Surveillance Services Corporation, a wholly-owned subsidiary of the Company, claiming negligence by the Company and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is vigorously defending this case and believes it acted appropriately; therefore, no funds have been accrued.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2012, we sold the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including Regulation D and Regulation S.

Common Stock

We issued a total of 13,774,011 shares of common stock as payment of dividends on our Series D Convertible Preferred stock.  We also issued 600,000 shares to a director for services, 9,623,514 shares to an entity owned by a significant shareholder of the Company for payment of accrued royalties, and we issued 1,689,714 shares in connection with a note purchase agreement.

Additionally, subsequent to March 31, 2012, we issued shares of common stock as follows:  11,309,997 shares as payment of dividends on our Series D Convertible Preferred stock for the 2nd fiscal quarter ended March 31, 2012; 452,783 shares for services; and 1,565,977 shares for accrued royalties.

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

10.14
Settlement Agreement and Mutual Release between the Company and Michael Sibbett and HGR Enterprises, LLC, dated as of February 1, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended ecember 31, 2006, filed in February 2007).

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

10.27	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed with Form 8-K in August 2011).

10.28	Addendum to the Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (filed herewith).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SecureAlert, Inc.

Date: May 15, 2012	By: /s/ John L. Hastings III
John L. Hastings III,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By: /s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)