Form 10-Q
period 2012-06-30
SecureAlert, Inc.
filed 2012-08-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2012 was 618,509,470.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 5	Other Information	29
Item 6	Exhibits	29

Signatures		31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
Assets	2012	2011
Current assets:
Cash	$818,517	$949,749
Accounts receivable, net of allowance for doubtful accounts of $902,119 and $996,122, respectively	2,725,992	4,150,427
Notes receivable, current portion	134,483	90,000
Prepaid expenses and other	2,605,253	1,082,581
Inventory, net of reserves of $127,016 and $127,016, respectively	742,018	579,779
Total current assets	7,026,263	6,852,536
Property and equipment, net of accumulated depreciation of $2,525,204 and $2,530,591, respectively	768,672	1,086,633
Monitoring equipment, net of accumulated amortization of $4,343,065 and $3,608,388, respectively	3,879,198	3,461,985
Notes receivable, net of current portion	153,249	125,000
Goodwill	5,889,395	5,889,395
Intangible assets, net of amortization of $734,021 and $485,393, respectively	4,942,563	5,191,191
Other assets	75,316	78,509
Total assets	$22,734,656	$22,685,249

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including $327,969 and $505,977 due to a related party, respectively, see Note 16)	$1,757,555	$2,840,845
Accrued liabilities	2,193,758	2,713,230
Deferred revenue	662,180	162,331
Dividends payable	623,678	541,797
Current portion of long-term related-party debt, net of debt discount of $154,305 and $0, respectively	2,502,019	754,896
Current portion of long-term debt, net of debt discount of $115,283 and $0, respectively	1,189,014	1,041,392
Total current liabilities	8,928,204	8,054,491
Long-term related-party debt, net of current portion and debt discount of $8,265 and $0, respectively	41,735	116,852
Long-term debt, net of current portion and debt discount of $11,603 and $0, respectively	548,610	898,598
Total liabilities	9,518,549	9,069,941

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 48,783 and 44,845 shares outstanding, respectively (aggregate liquidation preference of $28,521,086)	5	5
Common stock, $0.0001 par value: 1,250,000,000 shares authorized; 569,010,850 and 503,623,428 shares outstanding, respectively	56,901	50,362
Additional paid-in capital	251,944,494	244,620,460
Accumulated deficit	(238,785,293)	(231,055,519)
Total equity	13,216,107	13,615,308
Total liabilities and stockholders’ equity	$22,734,656	$22,685,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Products	$309,837	$701,286	$1,774,830	$1,154,071
Monitoring and other related services	4,484,002	3,729,220	13,477,667	10,842,430
Total revenues	4,793,839	4,430,506	15,252,497	11,996,501

Cost of revenues:
Products	208,944	448,723	714,626	644,351
Monitoring and other related services	2,416,759	1,952,347	7,423,905	5,756,574
Total cost of revenues	2,625,703	2,401,070	8,138,531	6,400,925

Gross profit	2,168,136	2,029,436	7,113,966	5,595,576

Operating expenses:
Selling, general and administrative (including $2,471,664, $76,743, $3,777,921 and $399,496, respectively, of compensation expense paid in stock, stock options/warrants or as a result of amortization of stock-based compensation)	5,405,999	3,859,014	13,004,856	10,748,168
Research and development	310,810	350,296	987,215	1,126,703

Loss from operations	(3,548,673)	(2,179,874)	(6,878,105)	(6,279,295)

Other income (expense):
Currency exchange rate gain (loss)	35,633	-	(30,033)	(97)
Loss on disposal of equipment	(14,609)	-	(18,364)	(11,282)
Change in estimated acquisition costs	52,933	-	110,342	-
Redemption of SecureAlert Monitoring Series A Preferred	-	-	-	16,683
Interest income	1,500	-	11,425	222
Interest expense (including $602,729, $0, $680,088 and $42,350, respectively, paid in stock, stock options / warrants or re-pricing of warrants, and accretion of debt discount)	(663,247)	(143,364)	(1,038,302)	(635,236)
Other income, net	(11,446)	(56,278)	113,263	(54,811)
Net loss	(4,147,909)	(2,379,516)	(7,729,774)	(6,963,816)
Net loss attributable to non-controlling interest	-	(66,256)	-	(31,750)
Net loss attributable to SecureAlert, Inc.	(4,147,909)	(2,445,772)	(7,729,774)	(6,995,566)
Dividends on Series D Preferred stock	(623,678)	(429,889)	(1,849,771)	(1,487,527)
Net loss attributable to SecureAlert, Inc. common stockholders	$(4,771,587)	$(2,875,661)	$(9,579,545)	$(8,483,093)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	548,286,000	409,175,000	527,299,000	349,864,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net Loss	$(7,729,774)	$(6,963,816)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,641,289	1,225,491
Vesting and re-pricing of stock options for services	1,432,768	248,986
Issuance of common stock to employees for the cancellation of warrants	2,130,694	-
Issuance of common stock for services	28,000	-
Re-pricing of warrants in connection with debt with related parties	39,965	-
Accretion interest expense in connection with debt discount related to acquisition of subsidiary	47,640	-
Amortization of beneficial conversion feature recorded as interest expense	592,483	42,350
Issuance of common stock to employee	-	10,510
Issuance of Series D Preferred shares in connection with forbearance	-	140,000
Change in redemption value in connection with SMI Series A Preferred stock	-	(16,683)
Increases in related-party line of credit for services	-	515,536
Loss on disposal of property and equipment	18,364	11,282
Loss on disposal of monitoring equipment and parts	90,427	90,812
Property and equipment disposed for services and compensation	2,790	-
Loss on foregiveness of note receivable	22,750	-
Change in assets and liabilities:
Accounts receivable, net	1,192,817	(573,183)
Notes receivable	69,011	(170,000)
Inventories	(162,239)	(234,400)
Prepaid expenses and other assets	(1,519,479)	(414,841)
Accounts payable	(235,824)	1,303,470
Accrued expenses	(44,574)	67,467
Deferred revenue	499,849	4,162
Net cash used in operating activities	(1,883,043)	(4,712,857)

Cash flow from investing activities:
Purchase of property and equipment	(110,134)	(116,658)
Purchase of monitoring equipment and parts	(1,545,649)	(1,764,132)
Payment related to acquisition	-	(400,000)
Net proceeds from the sale of property and equipment	136,618	-
Issuance of notes receivable	-	(45,000)
Net cash used in investing activities	(1,519,165)	(2,325,790)

Cash flow from financing activities:
Principal payments on related-party line of credit	-	(188,634)
Borrowings on related-party notes payable	2,980,000	1,100,000
Principal payments on related-party notes payable	(3,177,947)	(450,000)
Proceeds from convertible debentures	500,000	-
Proceeds from related-party convertible debentures	2,000,000	-
Proceeds from notes payable	2,217	1,282,838
Principal payments on notes payable	(645,294)	(1,239,954)
Net proceeds from issuance of Series D Convertible Preferred stock	1,612,000	6,074,005
Net cash provided by financing activities	3,270,976	6,578,255
Net decrease in cash	(131,232)	(460,392)
Cash, beginning of period	949,749	1,126,232
Cash, end of period	$818,517	$665,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	June 30,
	2012	2011
Cash paid for interest	$259,844	$645,396

Supplemental schedule of non-cash investing and financing activities:
Issuance of 6,000,000 and 0 stock warrants, respectively, for settlement of debt	253,046	-
Issuance of 25,084,008 and 16,463,474 shares of common stock in connection with Series D Preferred stock dividends	1,767,890	1,612,748
Series D Preferred stock dividends earned	1,849,771	1,487,527
Issuance of 3,700,000 and 0 warrants for Board of Director fees	105,042	-
Issuance of 600,000 and 0 shares of common stock for Board of Director fees	48,060	-
Issuance of 12,800,918 and 0 shares of common stock, respectively, for related-party royalty payable	769,575	-
Issuance of 1,689,714 and 0 shares of common stock, respectively, for settlement of debt	118,280	-
Issuance of 1,200,000 and 0 warrants to a consultant for services	33,358	-
Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	-	1,631,000
Accrued liabilities and note recorded in connection with the acquisition of Midwest Monitoring & Surveillance, Inc.	-	1,638,064
Non-controlling interest acquired through acquisition of Midwest Monitoring & Surveillance, Inc.	-	153,323
Issuance of 420,000 and 122,196,000 shares of common stock from the conversion of 70 and 20,366 shares of Series D Preferred stock	42	12,220
Issuance of 0 and 981,620 shares of common stock, respectively for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	-	97,350
Note payable issued to acquire monitoring equipment and property and equipment	69,000	274,148
Cancellation of 0 and 50,000 shares of common stock, respectively, for services	-	5
Cancellation of subscription receivable	-	50,000
Issuance of Series D Preferred stock to settle accrued liabilities	-	12,500
Beneficial conversion feature recorded with convertible debentures	473,334	-
Beneficial conversion feature recorded with related-party convertible debentures	368,333	-
Note receivable issued for outstanding accounts receivable net of accounts payable due	168,116	-
Settlement of note payable upon sale of property and equipment	56,794	-
Acquisition of property and equipment as payment against note receivable	3,623	-
Acquisition of monitoring equipment for an accrued liability	68,500	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)            BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2012, and results of its operations for the three and nine months ended June 30, 2012 and 2011.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three and nine months ended June 30, 2012 may not be indicative of the results for the fiscal year ending September 30, 2012.

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

Management’s plan with respect to this uncertainty include expanding the market for its ReliAlert™ portfolio of products and services, raising additional capital from the issuance of stock and entering into debt financing agreements.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to supplement its cash flows from operating activities by obtaining additional equity or debt financing, it will be unable to continue the marketing and development of its products and may have to cease operations.

(3)           PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of SecureAlert and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Reclassifications – Due to an internal review conducted by the Company’s Board of Directors regarding certain related-party transactions entered into by former executive officers of the Company during the fiscal years 2007 and 2008, the Company made reclassifications to the fiscal year 2011 financial statements to conform to the fiscal year 2012 presentation.  The Company reclassified $2,000,000 of accumulated deficit to additional paid-in capital.  This reclassification had no effect on net loss for the nine months ended June 30, 2012 or the fiscal year ended September 30, 2011.  The Company filed an 8-K on April 6, 2012 regarding the results of the internal review.

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

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  During the nine months ended June 30, 2012 and 2011, the Company had no impairments.

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

(7)           GEOGRAPHIC INFORMATION

During the three and nine months ended June 30, 2012, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three and nine months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
United States of America	$3,606,721	$4,110,977	$10,810,299	$10,823,154
Latin American Countries	283,045	-	2,167,938	537,679
Caribbean Countries and Commonwealths	891,335	316,167	2,241,591	629,588
Other Foreign Countries	12,738	3,362	32,669	6,080
Total	$4,793,839	$4,430,506	$15,252,497	$11,996,501

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of June 30, 2012 and September 30, 2011, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011
United States of America	$766,128	$1,082,453	$3,517,418	$3,352,614
Latin American Countries	-	-	70,612	32,919
Caribbean Countries and Commonwealths	2,544	4,180	273,139	71,687
Other Foreign Countries	-	-	18,029	4,765
Total	$768,672	$1,086,633	$3,879,198	$3,461,985

(8)           NET LOSS PER COMMON SHARE

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss attributable to common shareholders by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of June 30, 2012 and 2011, there were 481,623,619 and 247,617,174 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding as of June 30, 2012 and 2011 consisted of the following:

	June 30, 2012	June 30, 2011
Conversion of debt and accrued interest	83,333,333	4,953,072
Conversion of Series D Preferred stock	292,698,000	194,382,000
Exercise of outstanding common stock options and warrants	73,192,286	24,282,102
Exercise and conversion of outstanding Series D Preferred stock warrants	32,400,000	24,000,000
Total common stock equivalents	481,623,619	247,617,174

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market value is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment (see Note 11).  As of June 30, 2012 and September 30, 2011, respectively, inventory consisted of the following:

	June 30,	September 30,
	2012	2011
Raw materials	$869,034	$706,795
Reserve for damaged or obsolete inventory	(127,016)	(127,016)
Total inventory, net of reserves	$742,018	$579,779

(10)           PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012 and September 30, 2011, were as follows:

	June 30,	September 30,
	2012	2011
Equipment, software and tooling	$2,460,800	$2,390,329
Automobiles	372,339	398,890
Building	-	377,555
Leasehold improvements	134,941	132,820
Furniture and fixtures	325,796	317,630
Total property and equipment before accumulated depreciation	3,293,876	3,617,224
Accumulated depreciation	(2,525,204)	(2,530,591)

Property and equipment, net of accumulated depreciation	$768,672	$1,086,633

Depreciation expense for the nine months ended June 30, 2012 and 2011, was $286,151 and $318,905, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the nine months ended June 30, 2012 and 2011, the Company disposed of property and equipment with a net book value of $214,566 and $11,282, respectively, for which the Company received consideration of $136,618 in net cash and $56,794 in termination of debt during the nine months ended June 30, 2012 and no consideration during the nine months ended June 30, 2011.  These transactions resulted in losses of $18,364 and $11,282 for the nine months ended June 30, 2012 and 2011, respectively.

(11)          MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2012 and September 30, 2011, was as follows:

	June 30,	September 30,
	2012	2011
Monitoring equipment	$8,222,263	$7,070,373
Less: accumulated amortization	(4,343,065)	(3,608,388)
Monitoring equipment, net of accumulated depreciation	$3,879,198	$3,461,985

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Amortization expense was $1,106,509 and $795,069 for the nine months ended June 30, 2012 and 2011, respectively.  These expenses were classified as a cost of revenues.

As of June 30, 2012 and September 30, 2011, the Company had devices valued at $1,836,012 and $0, respectively, included in monitoring equipment that had not been completed or leased to customers and were not amortized.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the nine months ended June 30, 2012 and 2011, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $90,427 and $90,812, respectively.

(12)          GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2012, the Company had recorded goodwill and intangible assets related to the acquisition of Midwest, Court Programs, International Surveillance Services Corp., and SecureAlert Enterprise Solutions, Inc., also known as Bishop Rock Software.  The Company has also entered into a license agreement related to the use of certain patents.  The following table summarizes the balance of goodwill and intangible assets as of June 30, 2012:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	International Surveillance Services Corp.	Bishop Rock Software	Patent	Total

Goodwill	$3,401,327	$2,488,068	$-	$-	$-	$5,889,395
Other intangible assets
Trade name	120,000	99,000	-	10,000	-	229,000
Software	-	-	-	380,001	-	380,001
Customer relationships	-	6,000	-	-	-	6,000
Patent license agreement	-	-	-	-	50,000	50,000
Non-compete agreements	2,000	6,000	-	-	-	8,000
Royalty agreement	-	-	5,003,583	-	-	5,003,583
Total other intangible assets	122,000	111,000	5,003,583	390,001	50,000	5,676,584
Accumulated amortization	(38,667)	(41,750)	(250,178)	(390,001)	(13,425)	(734,021)
Other intangible assets, net of accumulated amortization	83,333	69,250	4,753,405	-	36,575	4,942,563
Total goodwill and other intangible assets, net of amortization	$3,484,660	$2,557,318	$4,753,405	$-	$36,575	$10,831,958

Midwest Monitoring & Surveillance
The Company completed the acquisition of Midwest Monitoring & Surveillance (“Midwest”) on June 30, 2011, to gain greater market share in the parole and probation sector and expand its available service and product offerings, including prison equipment sales.

The Company recorded no impairment of goodwill relating to Midwest for the nine months ended June 30, 2012.  As of June 30, 2012, the Company had a balance of goodwill relating to Midwest of $3,401,327 and other intangible assets of $122,000, as noted in the table above.

The Company recorded $6,000 of amortization expense for Midwest intangible assets during the nine months ended June 30, 2012, resulting in total accumulated amortization of $38,667 and net other intangible assets of $83,333.

Court Programs
The Company completed the acquisition of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) on March 1, 2010, to utilize its preexisting business relationships to gain more market share and expand available service offerings.

The Company recorded no impairment of goodwill relating to Court Programs for the nine months ended June 30, 2012.  As of June 30, 2012, the Company had a balance of goodwill relating to Court Programs of $2,488,068 and other intangible assets of $111,000, as noted in the table above.

The Company recorded $5,850 of amortization expense on intangible assets for Court Programs during the nine months ended June 30, 2012, resulting in total accumulated amortization of $41,750 and net other intangible assets of $69,250.

International Surveillance Services Corp.
Effective July 1, 2011, the Company purchased all of the issued and outstanding shares of International Surveillance Services Corp. (“ISS”), a Puerto Rico corporation, to utilize the knowledge and connections of ISS in the Caribbean, Central and South America and to acquire the rights to certain territorial commissions that were payable by the Company to ISS.

As of June 30, 2012, the Company had a balance of goodwill relating to ISS of $0 and other intangible assets, of $5,003,583 as noted in the table above.

The Company recorded $187,633 of amortization expense on intangible assets for ISS during the nine months ended June 30, 2012, resulting in total accumulated amortization of $250,178 and net other intangible assets of $4,753,405.

Bishop Rock Software
Effective January 14, 2009, the Company purchased all of the assets of Bishop Rock Software, Inc., a California corporation through a wholly-owned subsidiary, SecureAlert Enterprise Solutions, Inc. During the fiscal year ended September 30, 2011, SecureAlert Enterprise Solutions, Inc. merged into SecureAlert Monitoring, Inc.

The Company recorded $44,979 of amortization expense on intangible assets for Bishop Rock Software during the nine months ended June 30, 2012, resulting in total accumulated amortization of $390,001 and net intangible assets of $0.

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

The Company agreed to pay $50,000 as consideration for the use of this patent.  Of the $50,000, $25,000 was paid during the fiscal year ended September 30, 2010 and the balance was paid on February 3, 2011. The Company recorded $4,166 of amortization expense for the patent during the nine months ended June 30, 2012, resulting in total accumulated amortization relating to the patent of $13,425 and net intangible assets of $36,575.

(13)          ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2012 and September 30, 2011:
	June 30,	September 30,
	2012	2011
Payroll, taxes and employee benefits	$590,956	$749,509
Outside services and consulting	388,575	398,952
Value-added and business flat taxes	248,249	-
Board of Directors fees	205,000	153,101
Acquisition costs payable in cash	159,835	272,500
Acquisition costs payable in cash to a related-party (see Note 16)	159,834	272,500
Legal costs	100,412	215,895
Leased equipment	68,500	-
Settlement costs	56,000	276,712
Warranty and manufacturing costs	30,622	66,622
Interest and fees	3,040	26,329
Inventory costs	-	26,900
Other expenses	182,735	254,210
Total accrued expenses	$2,193,758	$2,713,230

(14)          DEBT OBLIGATIONS

Debt obligations as of June 30, 2012 and September 30, 2011, consisted of the following:

	June 30,	September 30,
	2012	2011

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid monthly through January 2013 and no interest is incurred under the agreement.	$375,000	$500,000

Unsecured convertible debentures imputing interest at 15%. Debentures mature in July 2012 and were extended to August 2012 subsequent to June 30, 2012. Balance on note reflects debt discount of $102,298 and $0, respectively (See Note 15).	397,702	-

Notes issued in connection with the acquisition of a subsidiary. Quarterly cash payments mature on January 2014. These notes bear no interest. Balance on notes reflects debt discount of $24,589 and $55,388, respectively. The effective interest rate is 15% per annum.	250,411	369,612

Capital leases with effective interest rates that range between 9.58% and 17.44%. Leases mature between November 2012 and March 2016.	314,507	335,366

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 6.04% and matures April 2037. The note is secured by monitoring equipment.	212,132	215,288

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 5.9% and 9.0%, due through February 2016.	148,664	181,146

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%. As of June 30, 2012, $10,792 was available for withdrawal under the line of credit.	39,208	39,432

Secured note bearing an interest rate of 18%. The note was paid in full during the nine months ended June 30, 2012	-	225,000

Notes payable to a financial institution bearing interest at 6.37%. Notes mature through August 2016. The notes are secured by property. The property was sold and note paid off during the nine months ended June 30, 2012	-	70,156

Notes payable for testing equipment with an interest rate of 8%. The notes were secured by testing equipment and matured through January 2012. The remainder of the notes was paid in full during the nine months ended June 30, 2012	-	3,237

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and matured through November 2011. The notes were secured by monitoring equipment. The remainder of the notes was paid in full during the nine months ended June 30, 2012	-	753

Total debt obligations	1,737,624	1,939,990
Less current portion	(1,189,014)	(1,041,392)
Long-term debt, net of current portion	$548,610	$898,598

The following table summarizes the Company’s future maturities of debt obligations including related-party debt as of June 30, 2012:

Fiscal Years	Amount
2013	$3,691,033
2014	253,313
2015	109,780
2016	36,438
2017	5,819
Thereafter	184,995
Total	$4,281,378

(15)          CONVERTIBLE DEBENTURE

During the nine months ended June 30, 2012, the Company received $2,500,000 in cash from the issuance of convertible debentures, $2,000,000 of which was from related parties (see Note 16). The debentures matured on July 31, 2012 and did not earn interest and are secured by the pledge of the Company’s domestic patents.  At the holder’s option, the debentures may be converted into shares of common stock at a conversion rate of $0.03 per share at any time; however, these holders are required to convert into common stock at $0.03 per share if the Company raises an additional $8,000,000 or more at terms less dilutive to shareholders than this convertible debenture. The Company recorded a beneficial conversion feature expense with respect to the debentures valued at $841,667, $435,000 from related parties and $406,667 from a third party, which was recorded as a debt discount and will be amortized as interest expense over the term of the debentures.  Subsequent to June 30, 2012, the debenture agreements were amended such that the maturity date was extended to August 31, 2012 and interest will be earned at the rate of eight percent per annum accumulated from the date the Company received funds.  The Company is in the process of negotiating new terms and a further extension of the maturity date as of the date of this filing.

During the nine months ended June 30, 2012, the Company amortized $592,483 of this debt discount and recorded it as interest expense, $288,113 related to related parties and $304,370 related to a third party.  As of June 30, 2012, the total outstanding balance of the debentures was $2,250,816 net of unamortized discount of $249,184, $1,853,114 due to related parties and $397,702 due to a third party net of unamortized discounts of $146,886 and $102,298, respectively.

(16)          RELATED-PARTY TRANSACTIONS

From time to time, the Company has entered into certain transactions with related parties. These transactions consist mainly of financing transactions and consulting arrangements.  Under Company policies, transactions with related parties are subject to prior approval of the Audit Committee of the Company’s Board of Directors.

Terminated Loan and Security Agreement

On August 19, 2011, the Company entered into a Loan and Security Agreement with a significant shareholder under which the Company could borrow up to $8,000,000 on a line of credit.  On September 30, 2011, the Company and the lender agreed to terminate the agreement and entered into an agreement for the lender to raise additional equity financing on behalf of the Company through the sale of Series D Preferred stock.  As of September 30, 2011, the Company owed $500,000 on the line of credit.  During the nine months ended June 30, 2012, the $500,000 was paid in full and the line of credit was closed.

Royalty Agreement

On July 1, 2011, the Company entered into a royalty agreement with a significant shareholder, Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico, wherein the Company agreed to pay Borinquen a royalty in an amount equal to 20% of the net revenues from the sale or lease of the Company’s products and services within South and Central America, the Caribbean, Spain and Portugal.  Under the original agreement, the royalty was payable, at the option of the Company, in cash, Series D Convertible Preferred stock at a rate of $500 per share, or common stock at a rate of $0.083 per share.  The agreement was subsequently amended to provide that the royalty is payable in common stock at the lower of the fair market value the day prior to the due date or $0.083 per common share.  Under the amended agreement, royalty payments must be made in cash once the Company achieves positive cash flow according to US GAAP. During the nine months ended June 30, 2012, the Company issued 12,800,918 shares of common stock to pay $769,575 of royalty expense due in connection with this royalty agreement; 172,704 shares were issued at a conversion rate of $0.083 per share under the original agreement, 9,450,810 shares were issued at $0.066 per common share, 688,984 shares were issued at a conversion rate of $0.058 per common share, 876,993 shares were issued at a conversion rate of $0.040 per common share, and 1,611,427 shares were issued at $0.035 per common share as required under the amended agreement.  As of June 30, 2012 and September 30, 2011, the Company owed $327,969 and $505,977 under the agreement as amended, which has been recorded in accounts payable.  During the nine months ended June 30, 2012, the Company recorded $708,854 of royalty expense in connection with the royalty agreement.

Acquisition Agreement

Effective June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest, which required the Company to make quarterly cash installments to a former principal of Midwest (a current employee of the Company) for 5% of Midwest’s gross profit through September 30, 2013.  As of June 30, 2012 and September 30, 2011, the Company accrued $159,834 and $272,500, respectively, for estimated future payments on the agreement.

Related-Party Notes Payable

Note #1
Effective June 30, 2011, the Company exercised its option to acquire the remaining ownership interest of 46.86% in Midwest, which required the Company to make quarterly cash installments to a former principal of Midwest (a current employee of the Company) totaling $225,000, beginning July 2011 and ending September 2013.  As of June 30, 2012 and September 30, 2011, the Company owed $150,000 and $225,000 on the note, respectively.  The Company imputed interest since the note has no stated interest rate.  As of June 30, 2012 and September 30, 2011, the remaining debt discount was $15,683 and $32,524 resulting in net debt obligations to the employee of $134,317 and $192,476, respectively.

Notes #2 and #3
During the nine months ended June 30, 2012, the Company borrowed $2,000,000 from a significant shareholder, Borinquen Container Corp., under two notes payable.  The first note was unsecured and the second was secured by $1,530,000 of leased equipment and $1,529,808 of accounts receivable from an international customer.  The notes bore interest of 15% per annum and the Company accrued a $50,000 origination fee.  During the nine months ended June 30, 2012, the Company paid $1,018,082 to pay in full all outstanding principal and accrued interest on the first note and $1,037,544 to pay in full all outstanding principal and accrued interest on the second note.

Note #4
During the nine months ended June 30, 2012, the Company borrowed $50,000 from its Chief Executive Officer, John Hastings, under an unsecured promissory note.  The note bore interest of 15% per annum and was paid in full during the nine months ended June 30, 2012.  In connection with this loan, the Company paid a $5,000 origination fee and agreed to re-price outstanding warrants and options previously granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237 and recorded as interest expense.  The value of $15,237 was calculated based upon the following assumptions:  volatility ranging from 100.02% to 109.24%, risk-free rate of 0.22%, exercise price of $0.075, and market price of common stock on grant date of $0.074.

Notes #5 and 6
During the nine months ended June 30, 2012, the Company borrowed $250,000 from its Chief Financial Officer, Chad Olsen, under two unsecured promissory notes payable.  The notes bore interest of 15% per annum and were paid in full during the nine months ended June 30, 2012.  The Company paid $15,000 in loan origination fees and agreed to re-price outstanding warrants and options previously granted to Mr. Olsen and other individuals to an exercise price of $0.075 per share, valued at $24,723 and recorded as interest expense.  The value of $24,723 was calculated based upon the following assumptions:  volatility ranging from 76.69% to 119.56%, risk-free rate ranging from 0.22% to 0.37%, exercise price of $0.075, and market price of common stock on grant date ranging from $0.074 to $0.075.

Note #7
On June 30, 2011, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, David Derrick, resigned from all positions with the Company.  At that time, the Company owed Mr. Derrick unpaid interest of $100,000, to be paid in monthly installments of $20,000.  The entire amount was paid in full during the nine months ended June 30, 2012.

Note #8
Effective March 1, 2010, the Company purchased the balance of the outstanding equity in Court Programs. The Company paid $100,000 in cash and entered into an unsecured note payable of $200,000, together with interest on any unpaid amounts at 8% per annum.  As of June 30, 2012, the Company owed $56,325 in principal plus $370 in accrued interest under this note, which is payable to David Rothbart the former principal of Court Programs.

Note #9
During the nine months ended June 30, 2012, the Company borrowed $180,000 from Rene Klinkhammer, one of its directors, under an unsecured promissory note payable.  The note bore interest of 10% per annum and the Company paid $193,220 of principal and interest to settle the note in full during the nine months ended June 30, 2012.  The Company also paid $9,000 in loan origination fees.

Notes #10 and 11
During the nine months ended June 30, 2012, the Company borrowed $500,000 and $1,000,000 from a shareholder under two convertible debenture agreements as discussed in Note 15.  The Company recorded beneficial conversion features with respect to the debentures valued at $168,333 and $200,000, respectively, which were recorded as debt discounts and are amortized as interest expense over the term of the debentures.  During the nine months ended June 30, 2012, the Company amortized $245,760 of these debt discounts and recorded it as interest expense.  As of June 30, 2012, the total outstanding balance of the debentures was $1,377,427 net of unamortized discount of $122,573.

Note #12
During the nine months ended June 30, 2012, the Company borrowed $500,000 from George Schmitt, one of its directors, under a convertible debenture agreement as discussed in Note 15.  The Company recorded beneficial conversion features with respect to the debenture valued at $66,667 which was recorded as debt discounts and are amortized as interest expense over the term of the debenture.  During the nine months ended June 30, 2012, the Company amortized $42,353 of debt discount and recorded it as interest expense.  As of June 30, 2012, the total outstanding balance of the debentures was $475,686 net of unamortized discount of $24,314.

Other Related-Party Transactions

During the nine months ended June 30, 2012, the Company received $500,000 from Mr. Derrick, a former officer of the Company.  The terms of this financing have not been determined as of the date of this filing.

 (17)         COMMON STOCK

Authorized Shares

The Company held an Annual Shareholders meeting on December 21, 2011, at which time the shareholders approved an amendment to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000 shares.

Common Stock Issuances

During the nine months ended June 30, 2012, the Company issued 65,387,422 shares of common stock.  Of these shares, 25,084,008 shares were issued to pay $1,767,890 of accrued dividends on Series D Preferred stock; 24,340,000 shares were issued to executives in connection with a modification of equity awards (see Note 18); 12,800,918 shares were issued to a related party for accrued royalties, valued at $769,575; 1,689,714 shares were issued to an entity to pay an outstanding debt of $118,820; 600,000 shares were issued to a director for past services rendered, valued at $48,060; 452,782 shares were issued to pay $28,000 of consulting services; and 420,000 shares were issued upon the conversion of 70 Series D Convertible Preferred shares.

(18)          STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 18,000,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the nine months ended June 30, 2012, the Company ratified options to purchase 6,000,000 shares of common stock under this plan that were previously granted on September 30, 2011. As of June 30, 2012, options to purchase 12,000,000 shares of common stock were available to distribute under the 2012 Plan.

For the nine months ended June 30, 2012 and 2011, the Company calculated compensation expense of $199,755 and $175,907, respectively, related to the amortization of stock options granted under Company stock incentive plans to be vested annually. Compensation expense associated with unvested and unamortized stock options and warrants of $141,513 will be recognized in future periods through September 30, 2013.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 10,900,000 and 0 shares of common stock during the nine months ended June 30, 2012 and 2011, respectively, for expenses that had been accrued as of September 30, 2011.  The warrants to purchase common stock granted during the nine months ended June 30, 2012 were as follows: warrants for 6,000,000 shares at an exercise price of $0.098 per share to settle a lawsuit, valued at $253,046; warrants for a total of 3,700,000 shares at an exercise price of $0.0833 per share to current and former directors for compensation as directors, valued at $105,042; and a warrant for 1,200,000 shares at an exercise price of $0.0833 per share granted to a consultant for services, valued at $33,358.  The expected life of stock options (warrants) represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options (warrants).  The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options (warrants).

During the nine months ended, the Company cancelled 36,500,000 of unvested warrants held by executives of the Company and issued 24,340,000 shares of common stock and accelerated the vesting of 11,500,000 of warrants for services rendered as of March 31, 2012. The modification of the equity awards resulted in $2,130,694 of compensation expense which includes the immediate recognition of the unamortized portion of the cancelled unvested warrants. Additionally, the Company recorded $1,472,732 and $248,985 of expense for the nine months ended June 30, 2012 and 2011, respectively, related to the amortization and re-pricing of all stock options and warrants granted in prior years to be vested annually. Compensation expense associated with unvested and unamortized stock options and warrants of $141,513 will be recognized in future periods through September 30, 2014.  The option and warrant grants for the nine months ended June 30, 2012 and 2011 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2012	2011
Expected cash dividend yield	-	-
Expected stock price volatility	95%	-
Risk-free interest rate	0.36%	-
Expected life of options/warrants	2 years	-

A summary of stock option and warrant activity for the nine months ended June 30, 2012 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	99,178,202	$0.13
Granted	10,900,000	$0.09
Expired / Cancelled	(36,885,916)	$0.10

Outstanding as of June 30, 2012	73,192,286	$0.14	2.33 years	$-
Exercisable as of June 30, 2012	65,895,292	$0.14	2.30 years	$-

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

Series D Convertible Preferred Stock
During the nine months ended June 30, 2012, the Company issued a total of 4,008 shares of Series D Preferred stock in consideration for $1,612,000 in net cash proceeds and converted 70 shares into 420,000 shares of common stock.  As of June 30, 2012 and September 30, 2011, there were 48,783 and 44,845 Series D Preferred shares outstanding, respectively.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors.  If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the nine months ended June 30, 2012, the Company issued 25,084,008 shares of common stock to pay $1,767,890 of accrued dividends on the Series D Preferred stock earned during each of the three months ended September 30, 2011, December 31, 2011, and March 31, 2012.  During the nine months ended June 30, 2012, the Company recorded $1,849,771 in Series D Preferred stock dividends.  Subsequent to the nine months ended June 30, 2012, the Company issued 17,053,704 shares of common stock to pay $623,678 of accrued dividends on Series D Preferred stock earned during the three months ended June 30, 2012.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock, commencing after ninety days from the date of issue.  During the nine months ended June 30, 2012, 70 shares of Series D Preferred stock were converted into 420,000 shares of common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of June 30, 2012 and September 30, 2011, there were 48,783 and 44,845 shares of Series D Preferred stock outstanding with voting rights equivalent to 292,698,000 and 269,070,000 shares of common stock, respectively.

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

Series D Preferred Stock Purchase Warrants
As of June 30, 2012 and September 30, 2011, the Company had warrants outstanding for the purchase of 5,400 shares of Series D Preferred stock.

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

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A. The former SMI Series A shareholders were entitled to receive quarterly contingent payments through March 23, 2011, based on a rate of $1.54 per day times the number of parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company was required to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A shareholders. During the nine months ended June 30, 2012 and 2011, the Company recorded income of $0 and $16,683, respectively, to reflect the change between the estimated and actual contingency payments.  The Company no longer has any obligation for contingent or other payments to the former holders of the SMI Series A.

(20)           CHANGES IN EQUITY

A summary of the composition of equity of the Company as of June 30, 2012, and the changes during the nine months then ended is presented in the following table:

Total Equity
Balance at September 30, 2011	$13,615,308
Issuance of common stock for:
Related-party accounts payable	769,575
Accrued liabilities	76,060
Modification of executive warrants	2,130,694
Debt	118,280
Dividends from Series D Preferred stock	1,767,890
Vesting of stock options and warrants	1,432,768
Series D Preferred dividends	(1,849,771)
Issuance of warrants to members of the board of directors for services rendered	105,042
Issuance of warrants in connection with a lawsuit settlement	253,046
Issuance of Series D Preferred stock for net cash	1,612,000
Issuance of warrants in connection for services rendered	33,358
Repricing of options and warrants in connection with debt	39,964
Beneficial conversion feature related to convertible debenture (see Note 15)	841,667
Net loss	(7,729,774)
Balance at June 30, 2012	$13,216,107

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

ArrivalStar S.A. and Melvino Technologies Ltd. v. SecureAlert, Inc.  ArrivalStar S.A. and Melvino Technologies Ltd., filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois claiming patent infringement of U.S. Patent No. 6,741,927.  The Company denies these allegations.  During the nine months ended June 30, 2012, the Company entered into a Settlement, Release and License Agreement with ArrivalStar S.A. and Melvino Technologies Ltd., whereby the Company will pay a total of $60,000 over 30 months to settle the case and utilize a license to the ArrivalStar patents. The $60,000 settlement liability has been included with the Company’s accrued liabilities as of June 30, 2012.

Damita Lasso v. Court Programs, Inc. and SecureAlert, Inc.   On October 13, 2011, Ms. Lasso filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi Southern Division alleging sexual harassment and a hostile work environment created by a co-worker at Court Programs, Inc.  The Company denied the allegations.  During the nine months ended June 30, 2012, the Company entered into a settlement agreement with Ms. Lasso without any admission of wrongdoing or liability whereby the Company paid her $25,000 and received a release from all claims.

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract by the Company.  The Company denies the allegations of the plaintiffs and intends to defend the case vigorously. The Company has not accrued any funds based on a legal analysis of the claims asserted.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint against the Company and its subsidiary, Court Programs of Florida, Inc. in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress arising from alleged actions of a former agent of Court Programs of Florida.  The Company denies any liability and intends to defend itself in this matter.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and International Surveillance Services Corporation, a wholly-owned subsidiary of the Company (“ISS”), claiming negligence resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company believes its affiliates acted appropriately and is vigorously defending this case.

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company issued warrants to purchase 6,000,000 shares of the Company’s common stock with an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model.  In addition the Company agreed to prepay for RACO SIM chips in an amount totaling $1,075,000 over a four year period.  On June 4, 2012, RACO filed a complaint in the Court of Common Pleas of Hamilton County, Ohio seeking a declaratory judgment to terminate services to the Company for failure to make timely payment under the Settlement Agreement.  The Company is vigorously defending itself and working with RACO to find a mutually satisfactory resolution.

Data Subscriber Service Agreement

During the nine months ended June 30, 2012, the Company entered into a data subscriber service agreement wherein the Company agreed to a prepayment schedule with a vendor to provide Subscriber Identity Module (SIM) cards and mobile data services to the Company, at reduced rates, with the intent to settle a dispute and reduce communication costs in connection with the monitoring of the Company’s TrackerPAL™ and ReliAlert™ devices.

As of June 30, 2012, the future minimum payments under the data subscriber service agreements are as follows:

Fiscal Years	Amount
2012	$147,500
2013	300,000
2014	300,000
2015	300,000
Thereafter	-
Total	$1,047,500

(22)   SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to June 30, 2012, the following events occurred:

1)	894,113 shares of common stock were issued as payment of accrued royalties, valued at $29,781;
2)	410,178 shares of common stock were issued as payment for consulting services;
3)	17,053,704 shares of common stock were issued for third quarter Series D Preferred stock dividends, valued at $623,678;
4)	31,140,625 shares of common stock were issued to a related-party entity for cash proceeds of $1,033,000, whereby the Company paid $653,750 pursuant to an amended and restated advisory agreement; and
5)
The Company signed an amendment to the convertible debenture agreements with each debenture holder which extends the maturity date to August 31, 2012 and adds interest to be earned at the rate of eight percent per annum accumulated from the date the Company received funds.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “projects,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

General

We market and deploy offender management programs, combining patented GPS tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, RF and an interactive 3-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an opportunity to remain accountable while “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

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

We will continue to innovate, develop and deploy adaptive, cost-effective and reliable interactive technologies, which meet the ever-changing needs of our global clients, while providing value-driven and enhanced public safety services.  Our goal is to continue to manufacture proprietary technologies, while also procuring complementary, best-in-class technologies through world-class companies such as Alcohol Monitoring Services, which markets SCRAM continuous alcohol monitoring devices and/or 3M, which markets the E3 Presence Monitoring, MEMS Alcohol Monitoring and TRaCE Inmate Tracking products.

In summary, SecureAlert is committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace, where we are currently targeting pilots and deployments throughout the world in various regions (North America, Latin America and Caribbean, Australasia and Eastern and Western Europe).  We have shown meaningful international growth for the nine months ended June 30, 2012, and we anticipate international growth to continue for the remainder of fiscal year 2012.

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

Results of Operations

Three months ended June 30, 2012, compared to three months ended June 30, 2011

Revenues

For the three months ended June 30, 2012, we had revenues from operations of $4,793,839, compared to $4,430,506 for the three months ended June 30, 2011, an increase of $363,333 (8%).  For the three months ended June 30, 2012, revenues from monitoring and related services were $4,484,002 compared to $3,729,220 for the three months ended June 30, 2011.  This increase of $754,782 (20%) was primarily attributable to an increase in international monitoring and other related services of $867,187 for the three months ended June 30, 2012, compared to the same period ended in 2011. Additionally, domestic revenues decreased $112,402 for the three months ended June 30, 2012, compared to the same period ended in 2011.

Product revenues for the three months ended June 30, 2012 were $309,837 compared to $701,286 for the three months ended June 30, 2011. This decrease of $391,449 (56%) resulted primarily from $601,146 of revenues recognized from the partial build out of an on-site incarceration monitoring system during the three months ended June 30, 2011 compared to $164,148 of the same type of revenues for the three months ended June 30, 2012.

For the three months ended June 30, 2012 and 2011, domestic revenues from our patented one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person (“single limb GPS monitoring equipment”) totaled $1,587,684 and $1,659,325 respectively.

Cost of Revenues

During the three months ended June 30, 2012, cost of revenues totaled $2,625,703, compared to cost of revenues during the three months ended June 30, 2011 of $2,401,070.  This increase of $224,633 in cost of revenues resulted primarily from increases of $198,382 in royalties also related to international sales, $169,288 in costs related to international sales and $86,977 in communication costs, partially offset by a decrease of $239,779 in product costs.  As a percentage of revenues, cost of revenues were 55 and 54 percent of revenues in the quarters ended June 30, 2012 and 2011, respectively.

Amortization for the three months ended June 30, 2012 and 2011 totaled $319,411 and $331,984 respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the three months ended June 30, 2012, gross profit totaled $2,168,136, or 45 percent of net revenues, compared to $2,029,436, or 46 percent of net revenues during the three months ended June 30, 2011.  The increase of $138,700 in gross profit was primarily due to higher net revenues during the quarter.

Research and Development Expenses

During the three months ended June 30, 2012, we incurred research and development expenses of $310,810 compared to similar expenses recognized during the three months ended June 30, 2011 totaling $350,296.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2012, our selling, general and administrative expenses totaled $5,405,999, compared to $3,859,014 for the three months ended June 30, 2011.  The increase of $1,546,985 is the result of increases in consulting expense ($2,050,425), offset by decreases in taxes ($116,786), travel ($105,026), bad debt ($100,639), payroll and related taxes ($81,187), and other expenses ($99,802).  The increase of consulting expense includes non-cash expense of $2,130,694 related to a modification of equity awards to employees during the three months ended June 30, 2012 for the cancellation of unvested stock warrants previously granted and the issuance of restricted common stock.

Other Income and Expense

For the three months ended June 30, 2012, interest expense was $663,247, compared to $143,364 for the three months ended June 30, 2011.  This amount includes non-cash interest expense of $602,727 related to debt discount amortization in connection with an acquisition and debt discounts on convertible debentures.

Net Loss

We had a net loss for the three months ended June 30, 2012 totaling $4,147,909, compared to a net loss of $2,379,516 for the three months ended June 30, 2011.  This increase of $1,768,393 in net loss is due primarily to increases in non-cash compensation expenses.

Nine months ended June 30, 2012, compared to nine months ended June 30, 2011

Revenues

For the nine months ended June 30, 2012, we had revenues from operations of $15,252,497, compared to $11,996,501 for the nine months ended June 30, 2011, an increase of $3,255,996 (27%).  Revenues from monitoring and related services for the nine months ended June 30, 2012 were $13,477,667 compared to $10,842,430 for the nine months ended June 30, 2011.  This increase of $2,635,237 (24%) was primarily attributable to an increase in revenues from international monitoring and other related services of $3,034,697 for the nine months ended June 30, 2012, compared to the same period ended in 2011. Additionally, domestic revenues increased $273,540 for the nine months ended June 30, 2012, compared to the same period ended in 2011.

Product revenues increased from $1,154,071 for the nine months ended June 30, 2011 to $1,774,830 for the nine months ended June 30, 2012.  This increase of $620,759 (54%) was primarily attributable to one-time revenues of $1,071,983 recognized in connection with the development of a charging solution for an international customer.

For the nine months ended June 30, 2012 and 2011, domestic revenues from single limb GPS monitoring equipment totaled $4,688,376 and $4,816,578 respectively.

Cost of Revenues

During the nine months ended June 30, 2012, cost of revenues totaled $8,138,531, compared to cost of revenues during the nine months ended June 30, 2011 of $6,400,925, an increase of $1,737,606.  The increase in cost of revenues resulted primarily from increases of $708,854 in royalties related to international sales, $369,709 in amortization expense, and $221,930 in communication costs.

Amortization for the nine months ended June 30, 2012 and 2011 totaled $1,106,509 and $795,069, respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.  Cost of revenues as a percentage of revenues was 53 and 53 percent of revenues in the nine months ended June 30, 2012 and 2011, respectively.

Gross Profit and Margin

During the nine months ended June 30, 2012, gross profit totaled $7,113,966, or 47 percent of net revenues, compared to $5,595,576, or 47 percent of net revenues during the nine months ended June 30, 2011.  The improvement of $1,518,390 during the nine months ended June 30, 2012 was due to higher net revenues.

Research and Development Expenses

During the nine months ended June 30, 2012, we incurred research and development expenses of $987,215 compared to similar expenses recognized during the nine months ended June 30, 2011 totaling $1,126,703.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2012, our selling, general and administrative expenses totaled $13,004,856, compared to $10,748,168 for the nine months ended June 30, 2011.  The increase of $2,256,688 is the primarily the result of increases in consulting ($2,535,852) and other expenses ($56,823), offset by decreases in travel ($194,251), and taxes ($141,736).  The increase of consulting expense includes non-cash expense of $2,130,694 related to a modification of equity awards to employees during the nine months ended June 30, 2012 for the cancellation of unvested stock warrants previously granted and the issuance of restricted common stock.

Other Income and Expense

For the nine months ended June 30, 2012, interest expense was $1,038,302, compared to $635,236 for the nine months ended June 30, 2011.  This amount includes non-cash interest expense of $676,584 related to debt discount amortization in connection with an acquisition, debt discounts on convertible debentures and re-pricing of warrants.

Net Loss

We had a net loss for the nine months ended June 30, 2012 totaling $7,729,774, compared to a net loss of $6,963,816 for the nine months ended June 30, 2011.  This increase of $765,958 in net loss is due primarily to increases in non-cash compensation expenses partially offset by increases in gross profit.

Liquidity and Capital Resources

We are currently unable to finance our business solely from cash flows from operating activities. During the nine months ended June 30, 2012, we supplemented cash flows to finance our business from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $3,270,976.

As of June 30, 2012, we had unrestricted cash of $818,517 and a working capital deficit of $1,901,941, compared to unrestricted cash of $949,749 and a working capital deficit of $1,201,955 as of September 30, 2011.  For the nine months ended June 30, 2012, our operating activities used cash of $1,883,043 compared to $4,712,857 for the nine months ended June 30, 2011. This improvement is primarily a result of increased cash flow related to the increase in revenues of $3,255,996 in addition to improved collections of accounts receivable of $1,766,000 offset by reductions in accounts payable of $1,539,294 and additions to prepaid and other assets of $1,104,638.

We used cash of $1,519,165 for investing activities during the nine months ended June 30, 2012, compared to $2,325,790 of cash used in investing activities in the nine months ended June 30, 2011.

Financing activities for the nine months ended June 30, 2012, provided cash of $3,270,976, compared to $6,578,255 for the nine months ended June 30, 2011.  For the nine months ended June 30, 2012, we received $2,980,000 from the issuance of related-party debt, proceeds of $2,000,000 from the issuance of convertible debentures to related parties, net proceeds of $1,612,000 from the sale and issuance of shares of Series D Convertible Preferred stock, proceeds of $500,000 from the issuance of convertible debentures, and proceeds of $2,217 from the issuance of notes payable.  Cash decreased by $3,177,947 due to payments on related-party notes payable and $645,294 due to payments on notes payable.  Cash provided by financing activities was used to purchase monitoring equipment.

We incurred a net loss of $7,729,774 for the nine months ended June 30, 2012, and a loss from operations of $6,878,105.  In addition, we had an accumulated deficit of $238,785,293 as of June 30, 2012.  These factors, as well as the risk factors set out in our Annual Report on Form 10-K for the year ended September 30, 2011, raise substantial doubt about our ability to continue as a going concern.  The unaudited condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of this uncertainty.  Our plans with respect to this uncertainty include raising additional capital from the sale and issuance of equity securities, entering into debt financing agreements and additional borrowings, and expanding our market for our ReliAlert™ portfolio of product and monitoring services.  There can be no assurance that revenues will increase rapidly enough to deliver profitable operating results and pay our debts as they come due.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our business and may have to cease operations.

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

Foreign Currency Risks.  We had $4,442,198 and $1,173,347 in revenues from sources outside the United States for the nine months ended June 30, 2012 and 2011, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies during the periods indicated, which resulted in a foreign exchange loss of $30,033 and $97 during the nine months ended June 30, 2012 and 2011, respectively.  We occasionally purchased goods and services in foreign currencies which did not result in any currency exchange rate losses during the nine months ended June 30, 2012 and 2011.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Item 4.                      Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There was no change in our internal control over financial reporting during our quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                      Legal Proceedings

During the quarter ended June 30, 2012, there were developments involving certain legal matters affecting our business as follows:

ArrivalStar S.A. and Melvino Technologies Ltd. v. SecureAlert, Inc.  ArrivalStar S.A. and Melvino Technologies Ltd., filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois claiming patent infringement of U.S. Patent No. 6,741,927.  The Company denies these allegations.  During the three months ended June 30, 2012, the Company entered into a Settlement, Release and License Agreement with ArrivalStar S.A. and Melvino Technologies Ltd., whereby the Company will pay a total of $60,000 over 30 months to settle the case and utilize a license to the ArrivalStar patents. The $60,000 settlement liability has been included with the Company’s accrued liabilities as of June 30, 2012.

Damita Lasso v. Court Programs, Inc. and SecureAlert, Inc.    On October 13, 2011, Ms. Lasso filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi Southern Division alleging sexual harassment and a hostile work environment created by a co-workerat Court Programs, Inc.  The Company denied the allegations.  During the three months ended June 30, 2012, the Company entered into a settlement agreement with Ms. Lasso without any admission of wrongdoing or liability whereby the Company paid her $25,000 and received a release from all claims.

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract by the Company in connection with certain agreements for the redemption of securities purchased by the plaintiffs.  The Company denies the allegations of the plaintiffs and intends to defend the case vigorously.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint against the Company and its subsidiary, Court Programs of Florida, Inc. in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress arising from alleged actions of a former agent of Court Programs of Florida.  The Company denies any liability and intends to defend itself in this matter.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and International Surveillance Services Corporation, a wholly-owned subsidiary of the Company (“ISS”), claiming negligence resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company believes its affiliates acted appropriately and is vigorously defending this case.

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company issued warrants to purchase 6,000,000 shares of the Company’s common stock with an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model.  In addition the Company agreed to prepay for RACO SIM chips in an amount totaling $1,075,000 over a four year period.  On June 4, 2012, RACO filed a complaint in the Court of Common Pleas of Hamilton County, Ohio seeking a declaratory judgment to terminate services to the Company for failure to make timely payment under the Settlement Agreement.  The Company is vigorously defending itself and working with RACO to find a mutually satisfactory resolution.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2012, we sold the following debt and equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including, but not limited to, Regulation D and Regulation S.

Common Stock

We issued a total of 25,084,008 shares of common stock as payment of dividends to the accredited investors who are holders of our Series D Convertible Preferred stock.  We also issued 24,340,000 shares to certain employees for the cancellation of previously granted stock options and warrants for the purchase of an aggregate of 36,500,000 shares of common stock which resulted in non-cash compensation expense of $2,130,694.  We also issued 12,800,918 shares of common stock to an entity owned by a significant shareholder of the Company for payment of accrued royalties, as well as 1,689,714 shares in connection with a note purchase agreement, 600,000 shares to a director for services, 452,783 shares for consulting services, and 420,000 shares for the conversion of 70 shares of Series D Convertible Preferred stock.

Subsequent to June 30, 2012, we issued shares of common stock as follows: 894,113 shares of common stock were issued as payment of accrued royalties, valued at $29,781; 410,178 shares of common stock were issued as payment for consulting services; 17,053,704 shares as payment of dividends on our Series D Convertible Preferred stock for the third fiscal quarter ended June 30, 2012; and 31,140,625 shares of common stock to a related-party for net cash proceeds of $1,033,000.

Series D Convertible Preferred Stock

We issued a total of 4,008 shares of our Series D Convertible Preferred stock for cash consideration of $500 per share to accredited investors.

In each of the transactions listed above, the securities were issued in private transactions, solely to accredited investors without general solicitation and without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act, as indicated above, including, without limitation, Regulations D and S.

Convertible Debenture

We issued convertible debentures with a total principal balance of $2,500,000 during the nine months ended June 30, 2012.  The debentures are convertible into shares of the Company’s common stock at a rate of $0.03 per share.  Originally, the debentures matured on July 15, 2012 and did not earn interest, however, subsequent to June 30, 2012, the debenture agreements were amended such that the maturity date was extended to August 31, 2012 and interest will be earned at the rate of eight percent per annum accumulated from the date the Company received funds.  The debentures will automatically be converted upon the Company raising an additional $8,000,000 in debt or equity at terms less dilutive to shareholders than this convertible debenture.

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

10.05
Stock Purchase Agreement between the Company and Court Programs, Inc., Court Programs of Florida Inc., and Court Programs of Northern Florida, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2007, filed in January 2008).

10.06
Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.07
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.08
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.09
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.10
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.11
Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.12
Distribution and License Agreement between euromicron AG, a German corporation, and the Company, dated May 28, 2009 (previously filed as Exhibit on Form 10-Q for the nine months ended June 30, 2009, filed in August 2009).

10.13
Agreement for Monitoring & Associated Services among I.C.S. of the Bahamas Co., Ltd., SecureAlert, Inc., International Surveillance Services Corp and The Ministry of National Security, dated November 19, 2010  (previously filed with Form 8-K in November 2010).

10.14	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed with Form 8-K in August 2011).

10.15
Addendum to the Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011  (previously filed as Exhibit on Form 10-Q for the six months ended March 31, 2012, filed on May 15, 2012).

10.16	Convertible Debenture due July 31, 2012 (filed herewith).

10.17	Amendment No. 1 to Convertible Debenture, effective July 31, 2012 (filed herewith).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SecureAlert, Inc.

Date: August 14, 2012	By: /s/ John L. Hastings III
John L. Hastings III,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By: /s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)