Form 10-K
period 2012-09-30
SecureAlert, Inc.
filed 2013-01-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $21,793,000 as of March 30, 2012 based upon the closing price on the Over-the-Counter Bulletin Board Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.  There were 529,730,666 shares of the registrant’s common stock outstanding as of March 31, 2012.  In addition, the registrant also had issued and outstanding at March 31, 2012, 48,783 shares of Series D Convertible Preferred Stock, each share of which may be voted on an as-converted basis with the common stock of the registrant at the rate of 6,000 shares of common stock per share, and which represented 292,698,000 common share equivalents as of such date.

As of December 28, 2012, the registrant had outstanding 640,088,850 shares of common stock and 48,763 shares of Series D Convertible Preferred Stock, convertible into 292,578,000 shares of common stock, which may be voted on an as-converted basis with the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

SecureAlert, Inc.

FORM 10-K

For the Fiscal Year Ended September 30, 2012

INDEX

		Page
PART I

Item 1	Business	2
Item 1A	Risk Factors	10
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Mine Safety Disclosures [Not Applicable]	14

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8	Financial Statements and Supplementary Data	22
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9A	Controls and Procedures	23
Item 9B	Other Information	23

PART III
Item 10	Directors, Executive Officers and Corporate Governance	24
Item 11	Executive Compensation	27
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13	Certain Relationships and Related Transactions, and Director Independence	32
Item 14	Principal Accounting Fees and Services	34

PART IV
Item 15	Exhibits and Financial Statement Schedules	35

Signatures		38

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

Background

SecureAlert was originally formed to manufacture and market medical diagnostic stains, solutions and related equipment.  In July 2001, we expanded our product sales and monitoring services related to the Personal Emergency Response Systems (“PERS”) and mobile Global Positionaing System ("GPS") tracking for the elderly.  In 2006, we introduced the GPS tracking technology and monitoring business for the incarceration industry, which includes manufacturing, distributing, and monitoring mobile emergency and interactive GPS tracking products worn on the body that focus on the defendant and offender tracking, monitoring and intervention marketplace.

In fiscal year 2010, we spun off our medical diagnostic stain and PERS business in an entity known as ActiveCare, Inc., a Delaware corporation.  At the end of fiscal year 2012, we sold our interest in Midwest Monitoring and Surveillance, Inc. (“Midwest”) to focus our resources on further developing our foreign markets.  We originally purchased an interest in Midwest in December of 2007, and subsequently acquired full ownership of Midwest.  Under the terms of the December 2007 purchase agreement we owed a group of the previous owners of Midwest approximately $300,000, plus a percentage of future revenue, estimated to be approximately $350,000, for a total of $650,000.  In October 2012, the group of former Midwest owners agreed to repurchase Midwest from SecureAlert at a price equal to all sums owed or potentially owed to them under the December 2007 agreement, as amended.  In addition, $100,000 currently held as security for a performance bond known as the “Moose Lake Bond” will be returned to SecureAlert when it is released.  During fiscal year 2012, we also sold certain territories in the state of Florida previously serviced by our wholly-owned subsidiary, Court Programs of Florida, Inc. to various independent distributors.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, “Mobile911”, “Mobile911 Siren with 2-Way Voice Communication & Design”, “ActiveTrace,” “MobilePAL”, “HomePAL”, “HomeAware,” “PAL Services”, “TrackerPAL”, “Mobile911”, “TrackerPAL”, “TrackerPAL”, “ReliAlert”, “HomeAware”, “ReliAlert,” “SecureAlert”, “SecureCuff”, “TrueDetect”, and the stylized “SecureAlert” logo.  Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this memorandum are, to our knowledge, the property of their respective owners.

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," “SecureAlert” or the "Company" refer to SecureAlert, Inc., a Utah corporation and its subsidiary corporations.

Our Business

SecureAlert markets and deploys offender management programs, combining patented GPS tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, RF (Radio Frequency) and an interactive 3-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

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

SecureAlert’s ReliAlert and ReliAlert XC devices are manufactured in the United States and include a portfolio of products, e-Arrest Beacons and monitoring services designed to create “Jails without Walls”, while re-socializing offender populations.  The products and services are customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, or juvenile offenders) and offer practical solutions and options for the reintegration and effective re-socialization of select offenders safely back into society.  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  Our technologies are designed for domestic or international, federal, state and local agencies to provide location tracking of designated individuals within the criminal justice system and throughout a restricted geography.

Our GPS devices are securely attached around the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can be adjusted or removed without detection only by a supervising officer, and which is activated through services provided by our SecureAlert Monitoring Center (or other agency-based monitoring centers).  During fiscal years 2011 and 2012, we continued to deploy our upgraded, patented, dual-steel banded SecureCuff strap for “at-risk” offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision, provided through both hardware and monitoring services.  Our monitoring and intervention centers act as an important link between the offender and the supervising officer, as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  The ReliAlert and ReliAlert XC units are intelligent devices with integrated computer circuitry and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing.

According to the Bureau of Justice Bulletin published November 2012, 4,814,200 adults were under community supervision at the end of 2011.  At year end 2010, 4,887,900 adults were on probation, resulting in a 2 percent decline from a year ago.  Additionally, an estimated 853,900 adults were on parole during 2011.  The Bureau of Justice statistics define “probation” and “parole” as follows:

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

In our view, electronic monitoring provides reliable, public safety-centric alternatives to incarceration for low and moderate risk offenders (adult and juvenile), early release for good behavior initiatives, work release programs, sentencing diversions and accelerated halfway house deployments.  Furthermore, we estimate that for between 10 to 20 percent of the traditional costs of incarceration or for roughly one-third the variable costs (which include, for example, inmate daily food, laundry, uniforms, medical, and guard overtime), our electronic monitoring solutions can provide reliable alternatives to incarceration, supporting real-time location tracking, interactive voice access and intervention-based contact, thus reducing the potential for subsequent or repeat offenses. Importantly, the price of our monitoring and intervention solutions ranges from $4.50 to $15.00 per day or up to a 90 percent reduction from the costs of incarceration.  The ongoing budget crisis and the lingering impact of “the Great Recession” continue to move many jurisdictions to adopt or reconsider adopting “pay-to-stay,” “offender pay,” “parent pay,” or “partial pay” programs with the effect of shifting the burden of incarceration or tracking and monitoring costs in whole or part directly to the offender and defraying some or all of the costs to the public.

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

Our Strategy

Our global growth strategy is to empower worldwide national security officials, law enforcement, corrections departments and rehabilitation professionals with sole-sourced offender management solutions, which integrate reliable intervention technologies supporting re-socialization or mandated monitoring initiatives.  The use of our interactive services and intervention products is intended to provide law enforcement and judiciaries alike, with the ability to provide offenders a level of unmatched “real-time” accountability, while preserving public safety costs that are lower than with the cost of traditional incarceration or other transitional service offerings.

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

Our exclusive portfolio of products and services balances the need to dynamically track and monitor offenders with the opportunity to positively encourage and transform offenders, with the aim of reducing recidivism rates through our proprietary C.A.R.E programs and client-adapted initiatives.

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

In summary, SecureAlert is committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace, where we are currently targeting pilots and deployments throughout the world in various regions (North America, Latin America, the Caribbean, Australasia, Africa and Europe).  We have shown meaningful international growth since fiscal year 2010, which we anticipate to continue during this next fiscal year and which will remain a concerted focus for the Company.

Marketing

During fiscal year 2012, we continued to expand our electronic monitoring operations, both domestically as well as internationally.  Growth was aided by the lack of public funding to expand prisons, as well as a widening view that society needs to look at alternative ways of sentencing offenders, as well as keeping track of certain types of offenders, such as those convicted of sexual or domestic violence offenses, that have been released from custody.  These views and the harsh economic and funding realities gave rise to the wider implementation of electronic monitoring programs globally.

With our unique and patented functionality, we are poised to take advantage of these opportunities.  In particular demand was the patented two and three-way voice communication of our ReliAlert device, and our SecureCuff steel reinforced band.  These two features contributed heavily to a 50 percent increase in active devices in the United States and its territories from both existing and new customers, particularly for high risk and juvenile populations.  Other SecureAlert features, including the real-time posting of location traces and flexible mapping, were instrumental in winning other key accounts.

Fiscal year 2012 also saw a continuation of our commitment to continuous enhancements to both the ReliAlert device line and our TrackerPAL tracking and monitoring software.  Device enhancements centered on componentry designed to expand the life span and robustness of the devices, enhance GPS sensitivity, and increase battery operation time.  The life expectancy of a ReliAlert device is now expected to be longer than predecessor devices under normal operating conditions.  The latest ReliAlert devices also have greater GPS sensitivity which enables better GPS coverage in impaired reception environments.  Initial battery operation time of the latest ReliAlert devices has tested at 48-49 hours versus the prior time of 41-42 hours, at 5 minute tracking.

TrackerPAL software was also enhanced in several areas.  Key among these enhancements were changes to security and password conventions.  We take the security of our systems and data seriously.  We have established a program to make such changes on a periodic basis to help ensure the utmost security.  We also added new features to the software designed to assist our distributor and multi-location customers more easily manage their multiple locations.  Additionally, we provided enhancements and options in the areas of participant registration functionality, device activation and deactivation, alarm notification and reporting.

It is our intention to continually upgrade existing solutions and work with customers and partners to develop next generation ideas and solutions.  In order to better enable such initiatives, we transitioned several of our Court Programs offices from company-owned operations to distributorships in fiscal year 2012.  The Court Programs model is fundamentally a services business, while our strategic purpose is to produce and globally deploy leading edge offender tracking technology and monitoring services. While the Court Programs approach served as a good outlet for our core offerings, like any business, it requires management attention and investment to continue to grow.  Rather than continuing to divert executive management attention and investment dollars from core SecureAlert operations, we converted the offices to distributorships owned by local operators who know and are part of the communities they serve.  The distributorships will continue to distribute SecureAlert offerings, but will also independently continue to grow by leveraging the strong customer, office and employee bases already in place.

Research and Development Program

During the fiscal year ended September 30, 2012, we spent $1,248,654 on research and development, compared to research and development expenditures of $1,453,994 in the fiscal year ended September 30, 2011.  These costs of $1,248,654 were to further develop our TrackerPAL and ReliAlert portfolio of products and services.

Monitoring Center

During fiscal year 2012, we continued to realize productivity enhancements and additions to our key core competency and differentiator, our Intervention Monitoring Center.  Even though the number of monitored devices grew by 50 percent, 2012 staffing levels remained little changed from the previous year.  Productivity gains were achieved through monitoring software enhancements as well as continuous optimization of processes and procedures and ongoing training.

The Intervention Monitoring Center employs bilingual Spanish-speaking staff who provide 24/7 Spanish-language coverage.  The bilingual staff addresses the needs of both domestic and international Spanish-speaking customers and grew approximately 50 percent in fiscal year 2012 compared to fiscal year 2011.

Strategic Relationships

We believe one of our strengths is the high quality of our strategic alliances.  Our two primary alliances are described in this section.

Inovar, Inc.

Inovar, located in Logan Utah, is a leading contract electronics manufacturer dedicated to providing flexible solutions to OEMs (original equipment manufacturers) in the fast growing segments of the electronics, medical, and aerospace industries and the military.  Inovar is ISO 9001:2000 and ISO 13485:2003 certified to provide the most comprehensive and value-added services to our customers. Inovar currently manufactures our ReliAlert products.

3M Electronic Monitoring

3M Track & Trace Division, headquartered in St. Paul, Minnesota, is a global provider of leading electronic monitoring solutions, which provides presence and location verification technologies, designed for monitoring individuals in the law enforcement, corrections and security markets.  SecureAlert is currently a proud and leading, value-added reseller of the 3M-ElmoTech MEMS remote alcohol monitoring system and TRaCE prison solutions throughout the United States of America.

Competition

During fiscal year 2012, we continued to encounter GPS, house arrest and case management competition from the following traditional and evolving competitors, and also saw the continuation of industry consolidation as follows:

•
GEO Care, Inc. – Boca Raton, Florida (purchased and consolidated BI Incorporated, Boulder, Colorado in 2011) – This international company provides a wide variety of private correctional services from facilities operation and management to correctional health care services.  BI Incorporated, has been providing intensive community supervision services and technologies for more than 20 years to criminal justice agencies throughout the United States.

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

•
3M Electronic Monitoring, Odessa, Florida (purchased and consolidated Attenti Group, (ElmoTech and ProTech) in 2011) – This company has satellite tracking software technology that operates in conjunction with GPS and wireless communication networks.

•	Satellite Tracking of People, LLC – Houston, Texas – This company provides GPS tracking systems and services to government agencies.

•
Sentinel Offender Services, LLC, Augusta, Georgia (purchased and consolidated G4S’ US Offender Monitoring operation in 2012) – This company supplies  monitoring and supervision solutions for the offender population.  Through their acquisition and consolidation of G4S’ US Offender Monitoring operation, they expanded their customer base to whom they provide electronic monitoring of offenders, prison and detention center management and transitional support services.  Through this acquisition, it is believed that they also now resell Omnilink’s active GPS device.

We also continue to face competition from small and regional companies that provide electronic monitoring technology along with localized case management and/or monitoring services.  Some of these entities utilize less well-known technologies or are resellers of the above competitors’ products.  We do not believe there is reliable publicly available information to indicate our relative market share or that of our competitors.

Dependence on Major Customers

One customer accounted for $2,450,984 (12 percent) of our total revenues for the fiscal year ended September 30, 2012 and the same customer accounted for $2,265,805 (13 percent) of our total revenues for the fiscal year ended September 30, 2011.  No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2012 or 2011.

The table below reflects our top three customers by revenue for the fiscal year ended September 30, 2012 and their respective revenues for 2011:

	2012	%	2011	%

Customer A	$2,450,984	12%	$2,265,805	13%

Customer B	$1,876,285	9%	$712,803	4%

Customer C	$1,369,610	7%	$19,701	*

* Amount represents less than one percent of total revenues

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2012 and 2011, respectively, is shown in the table below:

	2012	%	2011	%

Customer A	$681,781	24%	$-	-

Customer B	$475,800	17%	$347,553	7%

Customer C	$-	-	$1,995,804	39%

Dependence on Major Suppliers

We purchase cellular services from a variety of providers.  The cost to us for these services during the fiscal years ended September 30, 2012 and 2011, was approximately $961,994 and $650,230, respectively. Our cellular costs increased by approximately 48 percent in 2012 compared to 2011, due to the increase in the number of monitoring devices assigned under new and existing contracts.

Product Returns

During fiscal year 2012, we made improvements to the ReliAlert and ReliAlert XC devices as well as internal processes to improve product reliability and reduce product returns including some of the following:

•	Improving case design to enhance waterproofing for our ReliAlert and ReliAlert XC devices.

•	Strengthening our inspection process and developing new tests for incoming parts from suppliers.

•	Designing new software to program and test devices, reducing the risk of “user error” while configuring units for deployment;

Intellectual Property

Trademarks.  We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own seven trademarks that are registered with the United States Patent and Trademark Office plus one trademark registered in Mexico and one in Canada. We are in the process of applying for four additional trademarks.  Federal registration of a trademark in the United States enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We may file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations and applications:

Trademark	Application Number	Registration Number	Status/Next Action
Mobile911®	75/615,118	2,437,673	Registered
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013,886	2,595,328	Registered
MobilePAL®	78/514,031	3,035,577	Registered
HomePAL®	78/514,093	3,041,055	Registered
PAL Services®	78/514,514	3,100,192	Registered
TrackerPAL®	78/843,035	3,345,878	Registered
Mobile911®	78/851,384	3,212,937	Registered
TrackerPAL®	CA 1,315,487	749,417	Registered
TrackerPAL®	MX 805,365	960954	Registered
ReliAlert™	85/238,049	In process	Pending
HomeAware™	85/238,064	In process	Pending
SecureCuff™	85/238,058	In process	Pending
TrueDetect™	85/237,202	In process	Pending

Patents. We have 12 patents issued and three patents pending in the United States.  At foreign patent offices we have one patent issued and 13 patents pending.  We are also preparing patents that will be filed in other countries in the coming year.

The following tables summarize information regarding our patents and patent applications.  There is no assurance given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

Domestic Patents	Application#	Date Filed	Patent#	Issued	Status
Emergency Phone for Automatically Summoning Multiple Emergency Response Services	09/173645	16-Oct-98	6226510	1-May-01	Issued
Combination Emergency Phone and Personal Audio Device	09/185191	`	6285867	4-Sep-01	Issued
Panic Button Phone	09/044497	19-Mar-98	6044257	28-Mar-00	Issued
Interference Structure for Emergency Response System Wristwatch	09/651523	29-Aug-00	6366538	2-Apr-02	Issued
Emergency Phone With Alternate Number Calling Capability	09/684831	10-Oct-00	7092695	15-Aug-06	Issued
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08	Issued
Remote Tracking System and Device With Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09	Issued
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10	Issued
Remote Tracking and Communication Device	12/028088	8-Feb-08	7804412	28-Sep-10	Issued
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11	Issued
Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11	Issued
Remote Tracking and Communication Device	12/875988	3-Sep-10	8031077	4-Oct-11	Issued
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	-	-	Pending
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818,453	18-Jun-10	-	-	Pending

International Patents	Application#	Date Filed	Patent#	Issued	Status
Remote Tracking and Communication Device - Mexico	MX/a/2008/1932	4-Aug-06	278405	6-Oct-10	Issued
Remote Tracking and Communication Device - EPO	6836098.1	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Brazil	PI0614742.9	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Canada	2617923	4-Aug-06	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - EPO	7812596	3-Jul-07	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - Brazil	PI0714367.2	3-Jul-07	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - EPO	10 009 091.9	1-Sep-10	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Brazil	Filed. Number not yet available	28-Feb-11	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Mexico	X/a/2011/002283	28-Feb-11	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Canada	2732654	28-Feb-11	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Brazil	PI0909172-6	1-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/9680	2-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	9716860.3	6-Oct-10	-	-	Pending

License Agreement.  During the fiscal year ended September 30, 2010, we entered into a cross-licensing agreement with Satellite Tracking of People, LLC (“STOP”) accessing four patents that enhanced our positions into the areas of Crime Scene Correlation, augmenting GPS locationing with cellular network based locationing, and confinement using RF-based beacon.

Royalty Agreement.  On August 4, 2011, with an effective date of July 1, 2011, we entered into an agreement (the “Royalty Agreement”) with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“Borinquen”) pursuant to which we purchased Borinquen’s wholly-owned subsidiary, International Surveillance Services Corporation, a Puerto Rico corporation (“ISS”) in consideration of 62,000,000 shares of our common stock, valued at the market price on the date of the Royalty Agreement at $0.082 per share, or $5,084,000, and the grant to Borinquen of a royalty in the amount of 20 percent of our net revenues from the sale or lease of our monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years.  The royalty payments are due quarterly through June 30, 2031.  In the event we fail to make the royalty payments when due, in cash or in shares of our common stock, at our discretion, the royalty rate is increased to 50 percent in certain portions of the territory, and 30 percent in others.

On September 5, 2012, we entered into an agreement to redeem the royalty held by Borinquen, subject to certain terms, based upon expected funding from Sapinda Asia Limited (“Sapinda Asia”).  We have capitalized the total cost of the royalty purchase commitment, $10,768,555, as a non-current asset and recorded a loan payable to Borinquen to reflect the obligations under that agreement. We will amortize the asset over the remaining term of the Royalty Agreement (19 years), subject to periodic tests for impairment.  Subsequent to the end of fiscal year 2012, we entered into a Loan and Security Agreement with Sapinda Asia, the proceeds of which are to be used, in part, to redeem and terminate the royalty held by Borinquen.  Our obligations under the Loan and Security Agreement are secured by our international patents and in the event of default, Sapinda Asia may acquire the royalty rights under conditions contained in the Loan and Security Agreement as a reduction to the loan. Subsequent to September 30, 2012, we defaulted in the payment of the full purchase price of the royalty under the amended terms of the September 5, 2012 agreement because the full funding had not been provided under the Loan and Security Agreement.  Due to default under the terms of the royalty buy-back agreement, Borinquen terminated the agreement on December 26, 2012.  As of the date of this report, Sapinda Asia and Borinquen are negotiating to resolve the default and complete the purchase of the royalty on behalf of the Company.

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

Seasonality

Given the consistency in recurring domestic monitoring revenues by customer throughout 2012, we detected no apparent seasonality in our business.  However, as in previous years, incremental domestic deployment opportunities slow down in the months of July and August.  We believe that this is due to the unavailability of many judges, probation directors and other key parole officials, who observe a traditional vacation season during these two months.

Environment

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

As of December 28, 2012, we had 119 full-time employees and 20 part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and management believes that the relations with employees are good.

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

Item 1A.    Risk Factors

Our business is subject to significant risks. You should carefully consider the risks described below and the other information in this Form 10-K, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business, Operations and Industry

The financial statements contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 have been prepared on the basis that we will continue as a going concern, notwithstanding the fact that our financial performance and condition during the past few years raise substantial doubt as to our ability to do so. There is no assurance we will ever be profitable.  In fiscal year 2012, we incurred a net loss of $17,458,107, we had negative cash flows from operating activities of $1,709,388, and as of September 30, 2012 we have an accumulated deficit of $248,513,626 and several of our debts are currently in default.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on increasing the number of TrackerPAL and ReliAlert devices in the market place from which we will generate monitoring service revenue, reducing operating costs and raising capital through additional borrowings and or the sale of our equity securities.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay indebtedness.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and will likely cease operations.

We are primarily dependent on additional capital from one source. Our business plan is dependent upon raising sufficient capital to supplement operational income.  On December 3, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Sapinda Asia whereby Sapinda Asia is obligated to loan us the sum of $16,640,000 (the “Loan”). The Loan, if fully funded, is secured by all of the intellectual property and other assets of the Company and by the Royalty currently held by Borinquen, which was to be repurchased by us using the proceeds of the Loan pursuant to a royalty and stock purchase agreement entered into with Borinquen (the “Repurchase Agreement”). As of the date of this Report, the full amount expected to be made available to us under the terms of the Loan Agreement has not been advanced.  As a result, Sapinda Asia is currently in default under the Loan Agreement.  If the default continues for 30 days or longer without significant increases in revenue or funding from alternative sources, we expects that we will be may be required to cease operations. As of the date of this report we have received from Sapinda Asia (and its affiliates) under the Loan Agreement a total of $3,700,000 ($900,000 during the fiscal year ended September 30, 2012 and $2,800,000 subsequently).  In addition, Sapinda Asia paid $2,000,000 directly to Borinquen as part of a non-refundable deposit that is to be retained by Borinquen until the full terms under the Repurchase Agreement have been fully satisfied; or if such agreement is not fully satisfied, to be retained by Borinquen as a default penalty. The failure of Sapinda Asia to fully fund the Loan resulted in our default under the terms of the Repurchase Agreement and resulted in Borinquen terminating that agreement on December 26, 2012.  Sapinda Asia and Borinquen, with the support of the Company, are currently negotiating to cure the default and complete the royalty purchase on our behalf.  Borinquen has set January 30, 2013 as a deadline for completing negotiations for any new or modified agreement.  The outcome of these discussions may affect our ability to raise future capital from Sapinda Asia to fund operations.  There is no assurance that Borinquen and Sapinda Asia will reach an agreement.  The failure to do so will have an adverse effect on our business and results of operations.  See “Royalty Agreement” on page 9.

We face risks related to our substantial indebtedness. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our outstanding debentures and other debt instruments.  As of November 30, 2012, we had $16,516,847 million of indebtedness outstanding, of which $6,200,000 is secured by pledges of our intellectual property or other assets.  On December 7, 2012, we had approximately $4,700,000 million outstanding under a Loan and Security Agreement with Sapinda Asia to fund the redemption of a royalty granted to a significant shareholder and other working capital needs.  A significant portion of this indebtedness is secured by our patents and certain other assets.  Default under any of these secured obligations would severely limit our control over the secured assets and adversely affect our ability to continue to do business.

Our high degree of leverage could have important consequences to us, including:

•	making it more difficult for us to make payments on our debt;

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings under our Senior Secured Credit Facilities are at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Some of this indebtedness is past due and is owed to several vendors and suppliers critical to our operations.  We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

General economic conditions may affect our revenue and harm our business.  As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in the past two years. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and services, adversely affecting our results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products or services they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.

Budgetary issues faced by government agencies could adversely impact our future revenue. Our revenues are primarily derived from contracts with state, local and county government agencies in the Unites States and governments of Caribbean and Latin American nations.  Many of these government agencies are experiencing budget deficits and may continue to do so.  As a result, the amount spent by our current clients on equipment and services that we supply may be reduced or grow at rates slower than anticipated and it may be more difficult to attract additional government clients.  In addition, since 2009, the industry has experienced a general decline in average daily lease rate for GPS tracking units.  As a result of these factors, our ability to maintain or increase our revenues may be negatively affected.

As a result of our increased focus on a new business market, our business is subject to many of the risks of a new or start-up venture.  Our 2012 business goals and strategy subjects us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development.  If we are to be successful in this new business direction, we must accomplish the following, among other things:

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

Certain individuals and groups own or control a significant number of our outstanding shares.  Certain groups or persons associated with them beneficially own a substantial number of shares of our outstanding common stock or securities and debt instruments convertible into shares of our common stock.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to the Company or its other shareholders.  Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  See, Item 10. “Directors, Executive Officers and Corporate Governance,” on page 24 and Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 30.

Certain of our shareholders and officers and directors are creditors of the Company and their interests may be in conflict with the interests of the Company or its remaining shareholders or creditors. A substantial portion of our debt obligations are secured by the pledge of our patents and other assets.  As a result, these creditors may benefit directly by our inability to repay our debts when due, which would result in their outright ownership of our patents and a potentially lucrative royalty.  In addition, because certain of these creditors are directors of the Company or have representatives on our Board of Directors, they may control our business affairs and operations in a manner that may result in decisions that favor them over our other shareholders or creditors.

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

We are dependent upon the services of our senior management team, and the failure to attract and retain such individuals could adversely affect our operations.  We are dependent on the services, abilities and experience of our executive officers. The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.  We have recently experienced a significant change in our executive leadership. On October 23, 2012, John L. Hastings, III resigned as Chief Executive Officer to focus on other business opportunities.  The Board of Directors of the Company established an Executive Committee and temporarily transferred Mr. Hastings’ responsibilities to this committee, comprised of Winfried Kunz and George Schmitt.  Messrs. Kunz and Schmitt will continue to execute the responsibilities of the Company’s principal executive officer through the Executive Committee, until the Company’s search for a new Chief Executive Officer is completed. Our inability to identify, hire and subsequently integrate a new Chief Executive Officer could adversely impact our business, financial condition and results of operations.

We rely on significant suppliers for key products and cellular access.  If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which would reduce revenues and could adversely affect results of operations or financial condition.  We have entered into an agreement with a national cellular access company for cellular services. We also rely currently on a single manufacturer for the manufacture of our TrackerPAL and ReliAlert devices.  If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

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

The Company is dependent upon certain customers and the loss of which would adversely affect its results of operations and business condition.  During fiscal year 2012, one customer accounted for more than 10% of sales.  The loss of this customer would result in lower revenues and limit the cash available to grow our business and to achieve profitability.

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

The Board of Directors has designated 85,000 shares of preferred stock as our Series D Preferred stock.  Each share of Series D Preferred stock is convertible into 6,000 shares of common stock.  Holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination.  As of December 28, 2012, there were 48,763 shares of Series D Preferred issued and outstanding, which were convertible into 292,578,000 shares of common stock.

Our Board of Directors has filed a proxy statement seeking shareholder approval of a proposed reverse stock split amendment and a reduction of authorized capital amendment to our Articles of Incorporation.  In addition, as a condition to the Loan and Security Agreement entered into with Sapinda Asia, we have agreed to conduct an offering directed at the holders of our Series D Preferred stock to exchange their Series D Preferred stock shares for shares of our common stock.  Under the Loan and Security Agreement, failure to obtain the tender of at least 90 percent of the Series D Preferred stock will trigger the right of Sapinda Asia to acquire the royalty previously granted to Borinquen and repurchased by the Company.  However, Sapinda Asia is currently in default under the Loan and Security Agreement, consequently, the full repurchase price has not been paid to Borinquen and Borinquen has terminated the royalty buy-back agreement.  See “Royalty Agreement” on page 9.

Item 2.    Properties

Our headquarters and monitoring facility are housed in 11,462 square feet of space located at 150 West Civic Center Drive, Suite 100, Sandy, Utah.  Lease payments are approximately $23,000 per month. This lease expires on November 30, 2013.  In addition, we lease 6,152 square feet of warehousing and pallet shipping functions and capabilities in a facility located at 9716 South 500 West, Sandy, Utah 84070.  Monthly lease payments for this facility are approximately $5,800.  Management believes that these facilities are sufficient to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

We are party to the following legal proceedings:

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements with the Company.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.   The Company believes these allegations are inaccurate and intends to defend the case vigorously. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation.  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and International Surveillance Services Corporation, a wholly-owned subsidiary of the Company, (“ISSC”) claiming negligence by ISSC and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is vigorously defending this case and believes ISSC acted appropriately.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.
.
RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company granted RACO warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model during the quarter ended December 31, 2011.  The Company was late in making some required payments to RACO and RACO filed a complaint on June 4, 2012. The Company is current on its payments and is disputing RACO’s claims.

Grenier v. Court Programs of Florida, Inc. The estate of Brooke Grenier filed suit against Court Programs of Florida, Inc., a subsidiary or SecureAlert, in the Circuit Court of the 19th Judicial Circuit in and for Indian River County, Florida.  The suit alleges negligence leading to the death of Ms. Grenier. We assert no negligence and are vigorously defending the claims made against Court Programs of Florida, Inc.

Item 4.    [Not Applicable]

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

Fiscal Year Ended September 30, 2011	High	Low
First Quarter ended December 31, 2010	$0.11	$0.08
Second Quarter ended March 31, 2011	$0.12	$0.09
Third Quarter ended June 30, 2011	$0.10	$0.08
Fourth Quarter ended September 30, 2011	$0.11	$0.07

Fiscal Year Ended September 30, 2012	High	Low
First Quarter ended December 31, 2011	$0.10	$0.07
Second Quarter ended March 31, 2012	$0.08	$0.04
Third Quarter ended June 30, 2012	$0.05	$0.03
Fourth Quarter ended September 30, 2012	$0.04	$0.02

Holders

As of December 28, 2012, there were approximately 2,500 holders of record of our common stock and 640,088,850 shares of common stock outstanding. We also have granted options and warrants for the purchase of 67,356,493 shares of common stock and 5,400 shares of Series D Preferred stock.  As of December 10, 2012, there were also 48,763 shares of Series D Preferred stock outstanding, which are convertible into 292,578,000 shares of common stock and are voted on an as-converted basis with the outstanding common stock.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  The Series D Preferred stock is entitled to dividends at the rate equal to 8 percent per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. To date all dividends payable on our preferred stock outstanding have been paid by issuance of shares of common or preferred stock.  During the fiscal years ended September 30, 2012 and 2011, we recorded $2,480,298 and $2,029,996 in stock dividend expenses, respectively, payable with respect to our outstanding preferred stock.

Dilution

The Board of Directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights.

The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219.

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

The following table includes information as of September 30, 2012 for our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities refleted in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holderst	4,286,667	$0.08	13,713,333

Equity compensation plans not approved by security holders	95,469,826	$0.12	-

Total	99,756,493	$0.12	13,713,333

Recent Sales of Unregistered Securities

During the fiscal quarter ended September 30, 2012, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) not previously included in a current report on Form 8-K or in a quarterly report on Form 10-Q.

Issuance of Common Stock for Cash

During the fiscal quarter ended September 30, 2012, we issued 31,140,625 shares of common stock for cash proceeds of $1,033,000.

Issuance of Common Stock for Services

During the fiscal quarter ended September 30, 2012, we issued 410,178 shares of common stock for services, valued at $12,000.

Issuance of Common Stock for Payment of Royalty

During the fiscal quarter ended September 30, 2012, we issued 1,592,942 shares of common stock in connection with a royalty agreement, valued at $50,396.

Issuance of Common Stock for Conversion of Preferred Stock

During the fiscal quarter ended September 30, 2012, we issued 120,000 shares of common stock upon conversion of 20 shares of Series D Convertible Preferred stock.

Issuance of Common Stock for Payment of Preferred Dividends

During the fiscal quarter ended September 30, 2012, we issued 17,053,704 shares of common stock as payment of dividends on our Series D Convertible Preferred stock, valued at $623,678.

In each of the transactions listed above, the shares of common stock were issued without registration under the Securities Act in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Purchases of Equity Securities

Neither the Company nor any affiliated purchaser as defined in Rule 10b-18(3) of the Exchange Act made any purchases of shares of the Company’s common stock during the year ended September 30, 2012.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand SecureAlert, our operations and our present business environment.  Our fiscal year ends on September 30 of each year.  Reference to fiscal year 2012 refers to the year ended September 30, 2012.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2012 and 2011 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

•	Overview – a general description of our business and the markets in which we operate; our objectives; our areas of focus; and challenges and risks of our business.

•	Recent Developments – a brief description of business developments occurring after the fiscal year ended September 30, 2012 and prior to the filing of this report.

•	Results of Operations – an analysis of our consolidated results of operations for the last two fiscal years presented in our consolidated financial statements.

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

Our ReliAlert and ReliAlert XC devices are manufactured in the United States and include a portfolio of products, e-Arrest Beacons and monitoring services designed to create “Jails without Walls”, while re-socializing offender populations.  The products and services are customizable by offender types (e.g., domestic abusers, sexual predators, gang members, pre-trial defendants, or juvenile offenders) and offer practical solutions and options for the reintegration and effective re-socialization of select offenders safely back into society.  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  Our technologies are designed for domestic or international, federal, state and local agencies to provide location tracking of designated individuals within the criminal justice system and throughout a restricted geography.

Our GPS devices are securely attached around the offender's ankle with a tamper resistant strap (steel cabling with optic fiber) that can be adjusted or removed without detection only by a supervising officer, and which is activated through services provided by our SecureAlert Monitoring Center (or other agency-based monitoring centers).  During fiscal year 2011, we also deployed an upgraded, patented, dual-steel banded SecureCuff strap for “at-risk” offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision, provided through both hardware and monitoring services.  Our monitoring and intervention centers act as an important link between the offender and the supervising officer, as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  The ReliAlert and ReliAlert XC units are intelligent devices with integrated computer circuitry and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing.

Results of Operations

Fiscal Year 2012 compared to Fiscal Year 2011

During the fiscal year ended September 30, 2012, we had net revenues of $19,791,492 compared to net revenues of $17,961,803 for the fiscal year ended September 30, 2011, an increase of $1,829,689, or approximately 10 percent.  Revenues from monitoring services for the fiscal year ended September 30, 2012, totaled $17,778,337, compared to $16,410,292 for the same period ended 2011, resulting in an increase of $1,368,045 or approximately 8 percent.  These revenues increased as a result of our continued expansion into the global market which contributed an additional $2,254,161 to monitoring revenues for the fiscal year ended September 30, 2012. Domestic revenues decreased by $424,473, or 3 percent, from the fiscal year ended September 30, 2011. This decrease resulted primarily from lowering our monitoring daily charge to compete in the domestic marketplace. Revenues from product sales for the fiscal year ended September 30, 2012 were $2,013,155, compared to $1,551,511 for the prior year, an increase of $461,644, or 30 percent.  This increase was primarily due to a sale and installation of an onsite charging solution.  For the years ended September 30, 2012 and 2011, revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $8,360,697 and $6,505,056, respectively.

Cost of Revenues

During the fiscal year ended September 30, 2012, cost of revenues, excluding impairment of equipment and parts, totaled $11,418,012, compared to cost of revenues during the fiscal year ended September 30, 2011 of $9,565,959, an increase of $1,852,053.  These net costs of revenues, as a percentage of net revenues, increased 5 percent, from 53 percent in 2011 to 58 percent in 2012.  The increase in cost of revenues of $1,852,053 in 2012 resulted primarily from increases in the costs of the charging solution of $360,961, royalty fees of $853,623, communication costs of $311,764, and amortization expenses of $187,126.

Although there were increases in the cost of revenues, as stated above, the increase in communication costs in 2012 involve the costs associated with Subscriber Identity Modules (“SIM”) which are embedded in each TrackerPAL and ReliAlert device.  The SIM enables the device to transfer voice and data information to a monitoring center.  We incur a monthly charge for each SIM, regardless of whether or not the associated device generates revenue because the SIM cards are ordered and inserted into devices before the devices are sold or leased. Increases in these costs are expected as the number of activated devices increases.

Impairment costs for equipment and parts for the fiscal years ended September 30, 2012 and 2011 were $1,648,762 and $464,295, respectively.  These costs resulted from disposals of obsolete inventory, monitoring equipment and parts as we continue to make enhancements to the device.

Amortization for the fiscal years ended September 30, 2012 and 2011, totaled $1,387,756 and $1,160,920, respectively. Amortization costs are based on a three-year useful life for TrackerPAL and ReliAlert devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues, excluding impairment of equipment and parts, as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the fiscal year ended September 30, 2012, gross profit totaled $6,724,718, or 34 percent of net revenues, compared to $7,931,549, or 44 percent of net revenues during the fiscal year ended September 30, 2011, a decrease of $1,206,831.  Included in cost of revenues are costs attributable to impairment of inventory and monitoring equipment of $1,648,762 and $464,295 for the fiscal years ended September 30, 2012 and 2011, respectively.  These impairment costs from disposal and reduction in value of obsolete monitoring equipment are expenses we expect to decrease in future periods.  Excluding impairment costs, adjusted gross profit for the fiscal year ended September 30, 2012 was $8,373,480 or 42 percent of net revenues, compared to $8,395,844 or 47 percent of net revenues, for the same period in 2011, a decrease of $22,364.

Research and Development Expenses

During the fiscal year ended September 30, 2012, we incurred research and development expenses of $1,248,654 compared to similar expenses recognized during fiscal year 2011 totaling $1,453,994.  This decrease of $205,340 is due primarily to a reduction in research and development staff.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2012, our selling, general and administrative expenses totaled $15,405,742, compared to $15,652,303 for the fiscal year ended September 30, 2011.  The decrease of $246,561 is the result of decreases in the following expenses: payroll, payroll taxes and employee benefits ($399,781), travel expenses ($213,387), and legal ($100,982).  Consulting and non-cash compensation to employees expense for the fiscal year ended September 30, 2012 were $3,911,027 compared to $2,681,718 for the fiscal year ended September 30, 2011, an increase of $1,229,309.  The increase in consulting and non-cash compensation to employees expenses resulted from modifications of stock options.

Other Income and Expense

For the fiscal year ended September 30, 2012, interest expense was $1,489,897, compared to $712,840 for the fiscal year ended September 30, 2011. This increase of $777,057 is a result primarily of the non-cash interest expense of $860,190 related to amortization of debt discounts on convertible debentures. Also included in interest expense is $59,575 related to amortization of debt discounts in connection with an acquisition, and $39,965 for re-pricing of warrants.

Net Loss

We had a net loss for the fiscal year ended September 30, 2012 totaling $17,458,107 (approximately $0.04 per share), compared to a net loss of $9,858,824 (approximately $0.03 per share) for the fiscal year ended September 30, 2011.  This increase of $7,599,283 is due primarily to the impairment of goodwill of $5,514,395, impairment of monitoring equipment and parts of $1,184,467, royalties of $853,623, interest expense of $777,057, and settlement charges of $126,966.

Liquidity and Capital Resources

We have not historically financed operations entirely from cash flows from operating activities.  During the fiscal year ended September 30, 2012, we funded our operating and investing activities through sale and issuance of debt and equity securities. See the accompanying notes to the Consolidated Financial Statements included in this report.  The cash provided by these transactions was used by us to (i) pay operating expenses, including the costs associated with our monitoring center, (ii) purchase monitoring equipment and parts, (iii) pay down various debt and accounts payable, and (iv) pay general and administrative expenses, including the salaries of our employees, officers, and consultants and other expenses as described below.

As of September 30, 2012, we had unrestricted cash of $695,111, compared to unrestricted cash of $949,749 as of September 30, 2011.  As of September 30, 2012, we had a working capital deficit of $13,600,345, compared to a working capital deficit of $1,201,955 as of September 30, 2011.  The decrease in working capital in fiscal year 2012 primarily resulted from the royalty repurchase agreement and borrowings from the issuance of our convertible debentures.

During fiscal year 2012, our operating activities used cash of $1,709,388, compared to $6,809,513 used during fiscal year 2011.  This improvement in cash used from operating activities of $5,100,125 resulted primarily from an increase in revenues of $1,829,689 and improved collections of accounts receivable of $3,780,843.

Investing activities during the fiscal year ended September 30, 2012, used cash of $2,720,944, compared to $3,716,554 during the fiscal year ended September 30, 2011.  The decrease in cash used by investing activities of $995,610 during fiscal year 2012 resulted primarily from the decrease in cash used for the purchase of monitoring equipment and payments related to an acquisition during the fiscal year ended September 30, 2011.

Financing activities during the fiscal year ended September 30, 2012, provided $4,175,694 of net cash compared to $10,349,584 during the fiscal year ended September 30, 2011.

During the fiscal year ended September 30, 2012, we made net payments of $906,478 on notes payable, $207,578 on related-party notes payable, and $1,147,250 of commissions paid in connection with capital raised.  During fiscal year 2012, we had proceeds of $2,004,000 from the issuance of Series D Convertible Preferred stock, proceeds of $500,000 from the issuance of convertible debentures, proceeds of $2,900,000 from the issuance of convertible debentures to related-parties and $1,033,000 from the issuance of common stock to a related party.

During the fiscal year ended September 30, 2011, we made net payments of $635,657 on notes payable and $188,634 on a related-party line of credit.  During fiscal year 2011, we had net proceeds of $10,344,603 from the issuance of Series D Convertible Preferred stock and net proceeds of $829,272 from related-party notes payable.

During the fiscal year ended September 30, 2012, we incurred a net loss of $17,458,107 and negative cash flows from operating activities of $1,709,388, compared to a net loss of $9,858,824 and negative cash flows from operating activities of $6,809,513 for the fiscal year ended September 30, 2011.  As of September 30, 2012, our working capital deficit was $13,600,345, stockholders’ equity was $4,427,137, and accumulated deficit totaled $248,513,626.

Going Concern

We have incurred recurring net losses and negative cash flows from operating activities for the fiscal years ended September 30, 2012 and 2011, and we have several debt obligations currently in default.  In addition, we have accumulated deficits of $248,513,626 and $231,055,519 as of September 30, 2012 and 2011, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to continue as a going concern, we must generate positive cash flows from operating activities and obtain the necessary funding to meet our projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital through borrowing, from the issuance of preferred or common stock or debt securities, and by expanding the market for our ReliAlert portfolio of products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If we are unable to increase cash flows from operating activities or obtain additional financing, we will be unable to continue the development of our products and may have to cease operations.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note (2) to the audited Consolidated Financial Statements for the fiscal year ended September 30, 2012, included in this report, we discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

Inventory Reserves

The nature of our business requires maintenance of sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory and raw materials at the lower of cost, or market, which approximates actual cost. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

•	Current inventory quantities on hand;

•	Product acceptance in the marketplace;

•	Customer demand;

•	Historical sales;

•	Forecast sales;

•	Product obsolescence; and

•	Technological innovations

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

We typically lease our devices under one-year contracts with customers that opt to use our monitoring services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard leasing contract, the leased device becomes billable on the date of activation or 7 to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned.  We recognize revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

Product Sales

We may sell monitoring devices in certain situations to our customers. In addition, we may sell equipment in connection with the building out and setting up a monitoring center on behalf of customers.  We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL and ReliAlert devices), customers may, but are not required to, enter into one of our monitoring service contracts.  We recognize revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

We sell and install standalone tracking systems that do not require our ongoing monitoring.  We have experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs, therefore we recognize revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations.  We typically use labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion.  We evaluate our estimated labor hours and costs and determine the estimated gross profit or loss on each installation for each reporting period.  If it is determined that total cost estimates are likely to exceed revenues, we accrue the estimated losses immediately.

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

Other Matters

We consider an arrangement with payment terms longer than our normal terms not to be fixed or determinable, and we recognize revenue when the fee becomes due.  Normal payment terms for the sale of monitoring services and products are due upon receipt to 30 days.  We sell our devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Also, distributors have no price protection or stock protection rights with respect to devices we sell to them.  Generally, title and risk of loss pass to the buyer upon delivery of the devices.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. We evaluate whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. We use an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  As of September 30, 2012 and 2011, we impaired goodwill from Court Programs by $2,488,068 and $0, respectively and impaired goodwill from Midwest by $3,026,327 and $0, respectively, for a total goodwill impairment for the fiscal year ended September 30, 2012 and 2011 of $5,514,395 and $0, respectively.

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

Foreign Currency Risks.  We had $5,716,352 and $3,462,190 in revenues from sources outside the United States for the fiscal years ended September 30, 2012 and 2011, respectively.  We received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange loss of $28,358 and $173, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2012.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and related COSO guidance. Based on our evaluation under this framework, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information about the members of our Board of Directors as of December 28, 2012:

Name	Age	Position

David S. Boone	52	Director
Guy Dubois	54	Director
David P. Hanlon	68	Director, Chairman of the Board
Rene Klinkhammer	32	Director
Winfried Kunz	47	Director
Dan L. Mabey	61	Director
Antonio J. Rodriquez	69	Director
Larry G. Schafran	74	Director
George F. Schmitt	69	Director

David S. Boone was recently appointed CEO of Paranet Solutions in Dallas, Texas.  He became a director of the Company on December 21, 2011. He has served in executive roles with a variety of publicly traded and start-up organizations including Kraft General Foods, Sears, PepsiCo, Safeway and Belo Corporation, as well as serving as the CFO of Intira Corporation.  In addition, he has served as a consultant with the Boston Consulting Group.  Most recently, Mr. Boone was CEO, President and Director of American CareSource Holdings from 2005 to 2011, a NASDAQ traded company.  In addition, he was the 2009 Ernst and Young Entrepreneur of the Year winner for Health Care in the Southwest Region. Mr. Boone serves on a number of private company boards and serves on the board of the Texas Kidney Foundation. Mr. Boone graduated from the University of Illinois, cum laude, in 1983 majoring in accounting.  Mr. Boone is a Certified Public Accountant.  He received his master’s degree in business administration from Harvard in 1989.

Guy Dubois is a Director at Singapore-based Tetra House Pte. Ltd., that provides consulting and advisory services worldwide.  Mr. Dubois was Chief Executive Officer of gategroup AG from September 2008 until April 2011. He previously held the positions of President, Executive Vice President Finance and Administration, Chief Administrative Officer and Chief Financial Officer of Gate Gourmet Holding LLC. He has served as a manager of the Board of Managers of Gate Gourmet Holding LLC from March 2007 until April 2011 and as a member of the Board of gategroup AG from February 2008 until April 2011.  Prior to joining Gate Gourmet in July 2003, Mr. Dubois was Vice President Finance, Administration, Demand and Supply Chain for Roche’s Vitamins Inc. in New Jersey from 2000 to 2003. Prior to which he was Area Manager, Finance and Administration for Roche’s Vitamins Asia-Pacific Pte. Ltd. in Singapore from 1997 to 1999, and Finance Manager from 1995 to 1997. Mr. Dubois worked in corporate finance for Hoffman-La Roche in 1994.  Mr. Dubois also served on the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including Treasurer and Chief Accountant, Manager General Accounting and Financial Accountant from 1989 to 1994.  He also worked with IBM in Sweden from 1984 to 1988 as Product Support Specialist for Financial Applications.  He attended the Limburg Business School in Diepenbeek, Belgium, and has a degree in Financial Science and Accountancy.  Mr. Dubois is a Belgian citizen.

Mr. Dubois’ appointment to the Board of Directors was a requirement of a financing arrangement with Sapinda Asia whereby Sapinda Asia is obligated to loan funds to the Company.

An executive of gategroup holdings AG, an airline catering company headquartered in Switzerland was convicted in a Danish court in September 2012 of fraud and embezzlement involving company assets.  Mr. Dubois, who was Chief Executive Officer of the company at the time the executive committed the acts leading to her conviction, voluntarily resigned from gategroup holdings AG in 2011.  The Zurich State Prosecutor initiated an investigation in 2011 focused on whether other individuals, including Mr. Dubois were aware of or benefitted personally from the fraud and embezzlement that occurred.  Mr. Dubois, who has indicated he was unaware of any of these activities at the time they were being committed, has been cooperating with that investigation.

David P. Hanlon has been a member of our Board of Directors since October 2006 and was appointed Chairman in December 2011.  He served previously as Chief Executive Officer and President of Empire Resorts, Inc., a public company in the gaming industry, until May 2009.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion.  From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world's leading manufacturer of microprocessor gaming machines.  From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin's Resorts International, and prior to that, Mr. Hanlon served as President of Harrah's Atlantic City (Harrah's Marina and Trump Plaza).  Mr. Hanlon also served as President and Chief Executive Officer of the Las Colinas Group organized for the purpose of developing a major entertainment center in partnership with the city of Irving Texas.  Mr. Hanlon's education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, and an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and completion of the Advanced Management Program at the Harvard Business School.

Rene Klinkhammer became a director in January 2010.  He graduated from European Business School, Oestrich-Winkel, Germany, in 2004, with an MBA-equivalent degree in business administration.  His majors were Banking, Finance and International Management.  After graduating, Mr. Klinkhammer joined Deutsche Bank’s Investment Banking Division as an analyst in the Corporate Finance Advisory Group, specializing in mergers and acquisitions, along with debt and equity financing transactions for larger German clients of the bank.  Since 2007, Mr. Klinkhammer has been working for Sapinda Holding B.V. and its subsidiaries, a group of privately-owned investment companies with offices in Amsterdam, Berlin, London and other major cities around the world.  For avoidance of doubt, Sapinda Asia Limited is not affiliated with Sapinda Holding B.V. and Mr. Klinkhammer has no affiliation with Sapinda Asia Limited. For the past six years, Mr. Klinkhammer has worked with the Company as both an investor and advisor.

Winfried Kunz became a director on December 21, 2011. He studied Business Administration and Economics from 1984 -1989 at the Universities in Munich and Cologne.  In 1985 he started working as a system analyst and from 1987 – 1998 as a management consultant for German, British and American companies in the information technology business, where he served in executive positions.  Mr. Kunz worked as an executive at Precision Software Ltd., Contract Software International Inc., and Symantec Corp.  For more than 15 years, Mr. Kunz has worked as an independent consultant and managing partner of Asecon GmbH, a company he founded in 1997, developing and implementing investor innovative business models for residential properties with a focus in Munich for his own portfolio and for third parties.  For more than 10 years he has been a consultant to JK Wohnbau GmbH, a Munich-based real estate developer, where he served as COO from 2009 until the company’s initial public offering in 2010.

Dan L. Mabey became a director on December 21, 2011.  He is the President of Bighorn Oil and Gas, an energy development company (Casper, Wyoming), and he has served in both public and private company leadership positions in the high-tech industry including  President of 1-2-1 View digital signage company (Singapore), Chief Operating Officer and Director of In Media Corporation IPTV service company (California), President of Interactive Devices, Inc. a video compression company  (Folsom, California) and  Vice President of Broadcast International, a satellite broadcast company  ( Salt Lake City, Utah).  From 1990 until 2002, Mr. Mabey was Director of the State of Utah Department of Economic Development International Business Development Office, growing Utah exports from $700 million to $3.6 billion a year. He helped recruit the 2002 Winter Olympics to Sale Lake City, Utah, and managed international business development for the games. Throughout his career, Mr. Mabey has been active in civic and community organizations and is the recipient of numerous service awards. He is also the co-inventor or lead inventor on six patents and the sole inventor of a seventh.  Mr. Mabey received a Masters of Public Administration (MPA) degree from Idaho State University in 1978 and a B.A. degree from Boise State University in 1974.

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

Larry G. Schafran has been a member of our Board of Directors since October 2006.  Until mid-December 2012, he was associated with Providence Capital, Inc. (“PCI”) as a Managing Director.  PCI is a New York City-based investment and advisory firm.  Additionally, Mr. Schafran was Lead Director and Audit Committee Chairman and later a consultant to the Chairman of WorldSpace, Inc.  In addition, to Secure Alert, Inc., Mr. Schafran is also a director of the following corporations: National Patent Development Corporation and Glasstech, Inc. In recent years, Mr. Schafran served in several capacities, including, as a director of SulphCo, Inc., PubliCard, Inc., Tarragon Corporation, and ElectroEnergy, and Trustee, Chairman/Interim-CEO/President and Co-Liquidating Trustee of Special Liquidating Trust of Banyan Strategic Realty Trust; Director and/or Chairman of the Executive Committees of Dart Group Corporation, Crown Books Corporation, TrakAuto Corporation, and Shoppers Food Warehouse, Inc. (Vice-Chairman); director and member of the Strategic Planning and Finance Committees of COMSAT Corporation, and Managing General Partner of L. G. Schafran & Partners, LP, a real estate investment and development firm.

George F. Schmitt became a director on December 21, 2011.  He is a director and CEO of MBTH Technology Holdings.  He has held this position since December, 2010.  Mr. Schmitt is also a director of XG Technology, Inc. a publicly traded company, Kentrox and Calient.  Mr. Schmitt previously served as a director of TeleAtlas, Objective Systems Integrators, Omnipoint and LHS Group.  Mr. Schmitt is a principal of Sierra Sunset II, LLC and serves as a Trustee of St. Mary’s College.  In addition, Mr. Schmitt has served as a director of many privately held companies including Voice Objects, Knowledge Adventure, Jungo and Cybergate, among others.  Mr. Schmitt has also served as Financial Vice President of Pacific Telesis and chaired the audit committee of Objective Systems Integrations and TeleATLAS.  Mr. Schmitt received an M.S. in Management from Stanford University, where he was a Sloan Fellow, and a B.A. in Political Science from Saint Mary’s College.

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

The Board of Directors is elected by and is accountable to our shareholders.  The Board establishes policy and provides strategic direction, oversight, and control.  The Board met 24 times during fiscal year 2012.  All directors attended at least 80 percent of the meetings of the Board and the committees of the Board of Directors, of which they are members.

Director Independence

The Board of Directors has determined that the following current members of the Board are independent directors as of December 10, 2012, in accordance with the director independence standards of the NASDAQ Stock Market, including NASDAQ Rule 4200(a)(15): David S. Boone, David P. Hanlon, Winfried Kunz, Larry G. Schafran, and George F. Schmitt.  The independent directors meet from time to time in executive session.  The Board has not appointed a lead independent director.

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

Audit Committee.  The primary duties of the Audit Committee are to oversee (i) management’s conduct of the Company’s financial reporting process, including reviewing the financial reports and other financial information provided by the Company, and reviewing the Company’s systems of internal accounting and financial controls, (ii) the Company’s independent auditors’ qualifications and independence and the audit and non-audit services provided to the Company and (iii) the engagement and performance of the Company’s independent auditors.  The Audit Committee assists the Board in providing oversight as to the Company’s financial and related activities, including capital market transactions. The Audit Committee has a charter, a copy of which is available on the Company’s website at www.securealert.com.

The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent registered public accounting firm.  The Audit Committee met four times during fiscal year 2012 and all members of the Audit Committee attended at least 75 percent of the committee’s meetings.  Members of the Audit Committee during 2012 were Messrs. Schafran (Chairman), Schmitt, and Boone. On December 28, 2012, Mr. Schafran stepped down as Chairman and as a member of the Audit Committee and the Board of Directors appointed Mr. Boone to serve as the new Audit Committee Chairman.

Each member of the Audit Committee satisfies the definition of independent director as established in the NASDAQ Listing Standards.  All of the members of the Audit Committee are financially literate.  In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors designated Mr. Boone as the Audit Committee’s “Audit Committee Financial Expert” as defined by the applicable regulations promulgated by the Securities and Exchange Commission.  Mr. Boone is a nominee for director at the Annual Meeting.

The Audit Committee reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (“PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2012 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.  The Audit Committee recommended to the Board of Directors that our audited Consolidated Financial Statements for the fiscal year September 30, 2012 be included in this report.

Compensation Committee.  During the fiscal year 2012, the Compensation Committee was chaired by Mr. Kunz.  Messrs. Schmitt and Klinkhammer are also members of the Compensation Committee.  The Compensation Committee met two times during fiscal year 2012.  Members of the Compensation Committee are appointed by the Board of Directors. Mr. Kunz and Mr. Schmitt are independent directors under applicable NASDAQ rules.  The Compensation Committee is governed by a charter approved by the Board of Directors, a copy of which is available on the Company’s website www.securealert.com.

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

Nominating Committee.  Mr. Kunz serves as the chair of the Nominating Committee.  Messrs. Schafran and Mabey also currently serve as members of this committee.  The Nominating Committee has the responsibility for identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

The Nominating Committee is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by shareholders), as well as the overall composition of the Board of Directors, and recommend a slate of directors to be nominated for election at the annual meeting of shareholders, or, in the case of a vacancy on the Board of Directors, recommend a director to be elected by the Board to fill such vacancy.  The Nominating Committee held three meetings during fiscal 2012.

Code of Ethics.  We have established a Code of Business Ethics that applies to our officers, directors and employees.  The Code of Business Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  We will post on our website www.securealert.com any amendments to or waivers from a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code of Business Ethics.

Executive Officers

The following table sets forth certain information regarding our principal executive officer and principal financial and accounting officer as of December 10, 2012:

Name	Age	Position

Executive Committee of Board of Directors		Principal Executive Officer
Chad D. Olsen	41	Chief Financial Officer

The Executive Committee of the Board of Directors, comprised of George F. Schmitt and Winfried Kunz, was established to temporarily act in the principal executive officer function following the resignation of John L. Hastings, III in October 2012.  Mr. Hastings had served as our President since June 2008 and as Chief Executive Officer since June 2011.   Messrs. Schmitt and Kunz will act as a committee to fill the role of our principal executive officer on an interim basis until a new Chief Executive Officer can be engaged.  The members of the Executive Committee are not compensated beyond normal director compensation for their service on the Executive Committee.

Chad D. Olsen became our Chief Financial Officer in January 2010.  Prior to that time, he served as our corporate controller since September 2001.  From 1992 to 1997, Mr. Olsen worked in the banking and investment industry where he assisted clients with tax, investment and banking services. From 1997 to 2001, Mr. Olsen worked with a certified public accounting firm performing tax, auditing, and business advisory services. Additionally, Mr. Olsen owned and operated his own accounting practice performing tax, accounting, and consulting services. Mr. Olsen received a Bachelor of Science Degree in Accounting from Brigham Young University.

Item 11.    Executive Compensation

Our former President, Chief Operating Officer, and Chief Executive Officer, Mr. Hastings, was paid a base annual salary of $360,000.  Mr. Hastings resigned from the Company in October 2012. The amount of the base salary was determined after negotiations between Mr. Hastings and our Compensation Committee.  Factors considered in determining Mr. Hastings’ base salary included his background in the industries in which we operate; his educational and work background, and reviews of sample salaries at companies of comparable size and industry.

Effective September 30, 2011, the Board of Directors granted warrants to purchase 69,000,000 shares of Common Stock to executives of the Company, including Mr. Hastings and other of its executive officers and managers.  As of September 30, 2012, unvested warrants held by executives to purchase 36,500,000 shares were cancelled which resulted in outstanding vested warrants for the purchase of 32,500,000 shares of Common Stock held by such executives as of September 30, 2012.  Upon cancellation of these warrants, the Company issued a total of 24,340,000 restricted shares of Common Stock to the executives.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our principal executive officer serving during the most recently completed fiscal year ended September 30, 2012, and the two other most highly compensated executive officers of the Company (with the principal executive officer, collectively, the “Named Executive Officers”) who were serving as executive officers at September 30, 2012:

(a)	( b )	( c )	( d )	( e )	( f )	( g )	( h )
						All Other
Name and		Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Principal Position	Year	( $ )	( $ )	( $ )	( $ )	( $ )	( $ )

John L. Hastings, III (1)	2012	$360,000	$-	$372,000	$1,297,055	$120,075	$2,149,130
Chief Executive Officer,	2011	$325,000	$27,000	$137,500	$477,350	$237,919	$1,204,769
President, and
Chief Operating Officer

Chad D. Olsen (2)	2012	$192,000	$35,000	$124,000	$432,352	$42,195	$825,547
Chief Financial Officer	2011	$165,000	$4,000	$-	$159,117	$26,511	$354,628

Bernadette Suckel (3)	2012	$168,000	$35,000	$77,500	$270,219	$7,950	$558,669
Managing Director Global	2011	$125,400	$2,000	$-	$99,448	$10,653	$237,501
Customer Service

(1)
Mr. Hastings was our Chief Executive Officer from July 2011 until October 2012. During that period he also served as our President (from June 2008) and our Chief Operating Officer (from November 2008).  Column (e) includes 12,000,000 shares of restricted and unregistered common stock, valued on the date of grant at $372,000 and 275 shares of Series D Preferred Stock, valued on the date of grant at $137,500 issued to Mr. Hastings during the fiscal years ended September 30, 2012 and 2011, respectively.  Column (f) includes the fair value on the date of grant of certain common stock purchase warrants granted to Mr. Hastings in the years indicated. As of September 30, 2012, the intrinsic value of these warrants was $0. Of the amounts indicated for fiscal year 2012, $676,248 was attributable to the cancellation and surrender of warrants to the Company by Mr. Hastings.  Column (g) includes $120,075 of additional compensation paid by us for services and benefits on behalf of Mr. Hastings as part of his deferred sign-on package which was paid over the past three years, as well as payments for paid-time off, health, dental, vision, and life insurance.

(2)
Mr. Olsen became our Chief Financial Officer in January 2010. Prior to his appointment as Chief Financial Officer, Mr. Olsen was our controller.  Column (e) includes 4,000,000 shares of restricted and unregistered  common stock valued on the date of grant at $124,000, issued to Mr. Olsen during the fiscal year ended September 30, 2012.  Column (f) includes the fair value on the date of grant of certain common stock purchase warrants granted to Mr. Olsen in the years indicated. As of September 30, 2012, the intrinsic value of these warrants was $0.  Of the amount indicated for fiscal year 2012, $225,561 was attributable to the cancellation and surrender of warrants to the Company by Mr. Olsen. Column (g) includes additional compensation for paid-time off, health, dental, life and vision insurance.

(3)
Mrs. Suckel has served as Managing Director of Global Customer Service and Account Management of the Company since June 2008. Column (e) includes 2,500,000 shares of restricted and unregistered common stock valued on the date of grant at $77,500, issued to Mrs. Suckel during the fiscal year ended September 30, 2012.  Column (f) includes the fair value on the date of grant of certain common stock purchase warrants granted to Mrs. Suckel during the fiscal years indicated. As of September 30, 2012, the intrinsic value of these warrants was $0.  Of the amount indicated for fiscal year 2012, $140,975 was attributable to the cancellation and surrender of warrants to the Company by Mrs. Suckel. Column (g) includes additional compensation for health, dental, life and vision insurance.

Outstanding Equity Awards at Fiscal Year-End 2012

									Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

			Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)				Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)

	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable			Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Name

John L. Hastings III	1,250,000	-	-	$0.075	6/23/13	-	-	-	-
	250,000	-	-	$0.075	1/15/14	-	-	-	-
	18,000,000	-	-	$0.083	9/29/14	-	-	-	-

Chad D. Olsen	1,518,000	-	-	$0.075	4/30/13	-	-	-	-
	200,000	-	-	$0.075	1/15/14	-	-	-	-
	25,000	-	-	$0.075	3/14/14	-	-	-	-
	653,380	-	64,620	$0.075	9/29/15	-	-	-	-
	6,000,000	-	-	$0.083	9/29/14	-	-	-	-

Bernadette Suckel	100,000	-	-	$1.55	6/8/13	-	-	-	-
	200,000	-	-	$0.30	1/15/14	-	-	-	-
	3,750,000	-	-	$0.083	9/29/14	-	-	-	-
	637,000	-	63,000	$0.15	9/29/15	-	-	-	-

No options held by the Named Executive Officers or any of our directors were exercised during the fiscal year ended September 30, 2012.

Employment Agreements

We have no employment agreements with any Named Executive Officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our officers, directors, and persons who beneficially own more than 10 percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2012, and that such filings were timely except the following:

•	Mr. Hanlon, a director, filed one late Form 4 to report one transaction; and

•	Mr. Schmitt, a director, filed one late Form 4 to report three transactions.

•	Borinquen Container Corporation filed six late Form 4s to report six transactions.

Compensation of Directors

We do not pay any compensation to our employee directors for their service on the Board.  However, we do pay our non-employee directors as indicated below.

The table below summarizes the compensation paid by us to our non-employee directors for the fiscal year ended September 30, 2012:

(a)	(b)	(c)	(d)	(e)
	Fees earned	Stock awards	Option awards	Total
Name	($)	($)	($)	($)

David P. Hanlon	$37,500	$-	$-	$37,500
Winfried Kunz	$27,500	$-	$-	$27,500
George F. Schmitt	$27,500	$-	$-	$27,500
Larry G. Schafran	$37,500	$-	$-	$37,500
Rene Klinkhammer	$37,500	$-	$-	$37,500
David S. Boone	$27,500	$-	$-	$27,500
Dan L. Mabey	$27,500	$-	$-	$27,500
Antonio J. Rodriquez	$27,500	$-	$-	$27,500
Robert Childers	$15,000	$-	$-	$15,000

The Company accrued $5,000 per month for each director from October 1, 2011 to December 31, 2011. Effective January 1, 2012, the Board of Directors reduced the monthly fees to $2,500 per month for each director. These fees may be paid in cash, issuance of common stock, or warrants to purchase common stock. As of September 30, 2012, the fees reported under Column (b) were earned, but not paid.  Mr. Childers retired from the Board of Directors in December 2011.

The table below summarizes outstanding warrants previously issued to directors for compensation as of September 30, 2012:

	Grant	Expiration	Exercise	Number of	Compensation
Name	Date	Date	Price	Options	Expense

Rene Klinkhammer	1/20/10	1/19/15	$0.13	200,000	$21,036

David Hanlon	7/14/08	7/13/13	$0.13	459,000	$23,530
1/20/10		1/19/15	$0.13	250,000	$26,295
10/7/11		10/6/14	$0.0833	1,200,000	$33,358

Robert Childers	7/14/08	7/13/13	$0.13	610,000	$31,271
1/20/10		1/19/15	$0.13	250,000	$26,295
10/7/11		10/6/14	$0.0833	1,200,000	$33,358

Larry Schafran	12/5/07	12/4/12	$0.13	50,000	$3,894
7/14/08		7/13/13	$0.13	610,000	$31,271
1/20/10		1/19/15	$0.13	250,000	$26,295
10/7/11		10/6/14	$0.0833	1,200,000	$33,358

Reimbursement of Expenses

The Company reimburses travel expenses of members of the Board of Directors for their attendance at Board meetings.

Compensation Risks Assessment

As required by rules adopted by the SEC, management has made an assessment of the Company’s compensation policies and practices with respect to all employees to determine whether risks arising from those policies and practices are reasonably likely to have a material adverse effect on the Company. In doing so, management considered various features and elements of the compensation policies and practices that discourage excessive or unnecessary risk taking. As a result of the assessment, the Company has determined that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

We have two classes of voting securities issued and outstanding: our common stock and our Series D Preferred Stock.  The following table presents information regarding beneficial ownership as of December 27, 2012 (the “Table Date”), of all classes of our voting securities by (1) each shareholder known to us to be the beneficial owner of more than five percent of any class of our voting securities; (2) each of our Named Executive Officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own.  As of the Table Date, the applicable percentage ownership is based on 640,088,850 of Common Stock issued and outstanding and 48,763 shares of Series D Preferred Stock issued and outstanding, convertible into 292,578,000 shares of Common Stock.  In computing the number of shares of Common Stock and Series D Preferred Stock beneficially owned by a person and the applicable percentage ownership of that person, we deemed outstanding shares of Common Stock or Series D Preferred Stock subject to warrants and options held by that person that are currently exercisable or exercisable within 60 days of the Table Date.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of Common Stock are entitled to one vote per share and holders of Series D Preferred Stock are entitled to 6,000 votes per share and vote with the Common shareholders on an as-converted basis.

	Title or Class of Securities:

Name and Address of	Common Stock		Series D Preferred Stock
Beneficial Owner (1)	Shares	%	Shares	%

5% Beneficial Owners:
Sapinda Asia Limited (2)	120,029,514	18.8%	-	*
Borinquen Container Corp (3)	104,914,420	15.8%	3,900	8.0%
Advance Technology Investors, LLC (4)	91,474,382	13.1%	9,264	19.0%
Kofler Ventures, S.a.r.1. (5)	60,756,061	8.7%	6,000	12.3%
David G. Derrick (6)	42,457,829	6.5%	5,778	11.8%

Directors and Named Executive Officers:
George Schmitt (7)	22,572,222	3.5%	-	*
Chad D. Olsen (8)	14,223,803	2.2%	172	*
David P. Hanlon (9)	3,077,047	*	115	*
Larry G. Schafran (10)	3,226,515	*	110	*
Rene Klinkhammer (11)	2,611,451	*	255	*
Dan Mabey (12)	1,000	*	-	*
Guy Dubois	-	*	-	*
David S. Boone	-	*	-	*
Winfried Kunz	-	*	-	*
Antonio J. Rodriquez	-	*	-	*

All directors and executive officers as a group
(10 persons)	45,712,038	7.0%	652	1.3%

1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 150 West Civic Center Drive, Suite 100, Sandy, Utah 84070.

2)
Includes 31,140,625 shares of common stock and 88,888,889 shares of common stock issuable upon the conversion of debentures in the principal amount of $2,000,000. Excluded from the table above are $3,700,000 in debentures that may be convertible into 164,444,444 shares of common stock after March 1, 2013.  Address is Rooms 803-4, 8F, Hang Seng Bank Building, 200 Hennessy Road, Wanchai, Hong Kong.

3)
Includes 23,400,000 shares of common stock issuable upon conversion of 3,900 shares of Series D Preferred stock and 81,514,420 shares of common stock.  Address is P.O. Box 145170, Arecibo, Puerto Rico 00614.

4)
Includes 54,300,000 shares of common stock issuable upon conversion of 9,050 shares of Series D Preferred and 35,113,200 shares of common stock owned of record by Advance Technology Investors, LLC.  In addition, we have included 438,591 shares of common stock owned of record by Dina Weidman, 32,001 shares of common stock owned of record by Steven Weidman, 306,590 shares of common stock owned of record by U/W Mark Weidman Trust, 642,000 shares of common stock issuable upon conversion of 107 shares of Series D Preferred stock owned of record by Dina Weidman, and 642,000 shares of common stock issuable upon conversion of 107 shares of Series D Preferred stock owned of record by Steven C. Weidman, which was not included on the 13D filed in December 2012 by Advance Technology Investors, LLC.  Address is 154 Rock Hill Road, Spring Valley, NY 10977.

5)
Includes 5,556,061 shares owned of record by Kofler Ventures, S.a.r.l. and vested stock purchase warrants for the purchases of 19,200,000 shares of common stock, as well as 36,000,000 shares of common stock issuable upon conversion of 6,000 shares of Series D Preferred stock owned of record by Kofler Ventures, S.a.r.l.  Address is R.C.S. Luxembourg B-0090554, 412F, route d’Esch, L-2086 Luxembourg.

6)
Amount indicated includes 5,094,766 shares owned of record by Mr. Derrick, 1,695,063 shares held in the name of ADP Management an entity controlled by Mr. Derrick, and vested warrants for the purchase of 1,000,000 shares of common stock. Also includes 22,668,000 shares of common stock issuable upon conversion of 3,778 shares of Series D Preferred stock owned of record by Mr. Derrick and 12,000,000 shares of common stock issuable upon conversion of 2,000 shares of Series D Preferred stock owned of record by JBD Management, LLC, an entity under common control of Mr. Derrick. Address is 1401 N. Highway 89, Suite 240, Farmington, Utah  84025.

7)
Mr. Schmitt is a director.  Amount indicated includes 350,000 shares of common stock owned of record and 22,222,222 shares of common stock issuable upon the conversion of a debenture in the principal amount of $500,000.

8)
Mr. Olsen is our Chief Financial Officer.  Common stock beneficially owned includes 4,795,423 shares owned of record by Mr. Olsen and 8,396,380 shares issuable upon exercise of vested stock purchase warrants, as well as 1,032,000 shares of common stock issuable upon conversion of 172 shares of Series D Preferred stock.

9)
Mr. Hanlon is a director.  Amount indicated includes 478,047 shares of common stock owned of record by David P. Hanlon Living Trust and 1,909,000 shares issuable upon exercise of warrants, as well as 690,000 shares of common stock issuable upon conversion of 115 shares of Series D Preferred stock.

10)
Mr. Schafran is a director.  Common stock includes 456,515 shares owned of record by Mr. Schafran and 2,110,000 shares of common stock issuable upon exercise of stock purchase warrants, as well as 660,000 shares of common stock issuable upon conversion of 110 shares of Series D Preferred stock.

11)
Mr. Klinkhammer is a director.  Includes 881,451 shares of common stock owned of record, 1,530,000 shares of common stock issuable upon conversion of 255 shares of Series D Preferred and 200,000 shares of common stock issuable upon exercise of stock purchase warrants.

12)	Mr. Mabey is a director. Amount indicated includes 1,000 shares of common stock owned of record by Mr. Mabey.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended September 30, 2011 and 2012. These transactions consist mainly of financing transactions and consulting arrangements.  Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

	2012	2011

Note payable in connection with the redemption of a royalty agreement for $10,768,555. The note requires installment payments and matured December 17, 2012. Subsequent to the fiscal year end, this note was terminated.	$10,050,027	$-

Note payable in connection with the purchase of the remaining ownership of Midwest Monitoring & Surveillance, Inc. The payments are due quarterly ending in September 2013. The Company imputed interest since the note has no stated interest rate, resulting in a debt discount balance as of September 30, 2012 and 2011 of $11,398 and $32,524, respectively. The note was paid off subsequent to September 30, 2012 through the sale of Midwest Monitoring & Surveillance, Inc.	138,602	192,476

Note payable in connection with the purchase of the remaining ownership of Court Programs, Inc., interest at 12% per annum, with monthly payments of $10,000. The note matured November 2012 and is currently in default.	46,694	139,272

The Company received $500,000 from Mr. Derrick, a shareholder and former officer. The terms of this financing have not been determined as of the date of this Report.	500,000	-

Convertible debenture with an interest rate of 8% per annum. The debenture matures December 17, 2012 and is secured by the domestic patents of the Company. The debenture may be converted into shares of common stock at a rate of $0.0225 per share. The debenture is currently in default.	500,000	-

Convertible debenture with an interest rate of 8% per annum. The debenture matures December 17, 2012 and is secured by the domestic patents of the Company. The debenture may be converted into shares of common stock at a rate of $0.0225 per share. The debenture is currently in default.	2,000,000	-

The Company received $1,900,000 through the issuance of convertible debentures with an interest rate of 8% per annum. The debentures mature on June 17, 2014. This debenture may convert into shares of common stock at a rate of $0.0225 per share. A debt discount of $633,333 was recorded to reflect a beneficial conversion feature. As of September 30, 2012, the remaining debt discount was $611,308.	1,288,692	-

The Company entered into a Loan a Security Agreement with an entity under which the Company could borrow up to $8,000,000 on a line of credit. Both the Company and the Lender agreed to terminate the agreement and enter into an agreement to raise additional equity on behalf of the Company through the sale of Series D Preferred stock. The loan was paid back and the line of credit was closed.	-	500,000

Note payable with an interest rate of 16% per annum and matured in November 2011.	-	40,000

Total related-party debt obligations	14,524,015	871,748
Less current portion	(12,793,303)	(754,896)
Long-term debt, net of current portion	$1,730,712	$116,852

Other Related-Party Transactions

Notes #1 and #2
During the year ended September 30, 2012, the Company borrowed $2,000,000 from a significant shareholder, Borinquen. under two notes payable.  The first note was unsecured and the second was secured by $1,530,000 of leased equipment and $1,529,808 of accounts receivable from an international customer.  The notes bore interest of 15% per annum and the Company accrued a $50,000 origination fee.  During the fiscal year ended 30, 2012, the Company paid $1,018,082 to pay in full all outstanding principal and accrued interest on the first note and $1,037,544 to pay in full all outstanding principal and accrued interest on the second note.

Note #3
During the year ended September 30, 2012, the Company borrowed $50,000 from its then Chief Executive Officer, John Hastings, under an unsecured promissory note.  The note bore interest of 15% per annum and was paid in full prior to September 30, 2012.  In connection with this loan, the Company paid a $5,000 origination fee and agreed to re-price outstanding warrants and options previously granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237 and recorded as interest expense.  The value of $15,237 was calculated based upon the following assumptions:  volatility ranging from 100.02% to 109.24%, risk-free rate of 0.22%, exercise price of $0.075, and market price of Common Stock on grant date of $0.074 per share.

Notes #4 and 5
During the year ended September 30, 2012, the Company borrowed $250,000 from its Chief Financial Officer, Chad Olsen, under two unsecured promissory notes payable.  The notes bore interest of 15% per annum and were paid in full prior to September 30, 2012.  The Company paid $15,000 in loan origination fees and agreed to re-price outstanding warrants and options previously granted to Mr. Olsen and other individuals to an exercise price of $0.075 per share, valued at $24,723 and recorded as interest expense.  The value of $24,723 was calculated based upon the following assumptions:  volatility ranging from 76.69% to 119.56%, risk-free rate ranging from 0.22% to 0.37%, exercise price of $0.075, and market price of Common Stock on grant date ranging from $0.074 to $0.075 per share.

Note #6
During the year ended September 30, 2012, the Company borrowed $180,000 from Rene Klinkhammer, one of its directors, under an unsecured promissory note payable.  The note bore interest of 10 percent per annum and the Company paid $193,220 of principal and interest to settle the note in full prior to September 30, 2012.  Included in the payoff of $193,220 is $9,000 in loan origination fees.

The following table summarizes the Company’s future maturities of related-party debt obligations as of September 30, 2012:

Fiscal Year	Total
2013	$12,793,303
2014	1,730,712
Thereafter	-
Total	$14,524,015

Recent Transactions

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2012, the following events occurred:

•	We issued 20,760,551 shares of common stock for fourth quarter Series D Preferred stock dividends, valued at $630,528.

•
Effective October 1, 2012, we entered into a Stock Purchase Agreement whereby two former principals of Midwest purchased from the Company all the issued and outstanding capital stock of Midwest for $750,000, payable as follows:  (a) forgiveness of $650,000 in debt obligations owed by the Company to the former Midwest principals, and (b) cash of $100,000 payable under a note on or before April 1, 2013.

•
Our Chief Executive Officer, John L. Hastings, III resigned from all executive positions with the Company and as a director.  The Board of Directors formed an Executive Committee comprised of directors George Schmitt and Winfried Kunz to temporarily fulfill the duties of our principal executive officer until a new Chief Executive Officer is hired.

•
On December 3, 2012 the Board of Directors appointed Guy Dubois as a director to fill the vacancy resulting from Mr. Hastings’ resignation and to fulfill a condition of the Loan and Security Agreement entered into with Sapinda Asia to appoint to the Board of Directors a representative of Tetra House Pte., Ltd.

•
On December 3, 2012, SecureAlert entered into a Loan and Security Agreement (“Loan Agreement”) with Sapinda Asia Limited (“Sapinda Asia”) whereby Sapinda Asia agreed to loan us the sum of $16,640,000 (the “Loan”). The Loan will accrue interest at a rate of 8% per annum and included a loan origination fee of $640,000, which was forfeited when Sapinda Asia failed to make all of the funds available to us as required under the terms of the Loan Agreement. The Loan is convertible into shares of common stock at $0.0225 per share and matures on June 17, 2014. Subsequent to the fiscal year ended September 30, 2012, Sapinda Asia or its affiliates advanced a total of $2,800,000 to us under the Loan Agreement.  The proceeds of the Loan were to be used in part to redeem the Royalty granted to Borinquen under a royalty repurchase agreement (the “Repurchase Agreement”) and for general corporate purposes. The Loan is secured, after it has been fully funded, by all of the intellectual property and other assets of the Company and by the Royalty.  In the event of a default by the Company, Sapinda Asia has the right to purchase the Royalty by reducing the outstanding principal of the Loan by $10,739,426. However, Sapinda Asia’s failure to fully fund the Loan as expected under the Loan Agreement prevented us from making timely payments to Borinquen under the Repurchase Agreement. As a result, Borinquen terminated the Repurchase Agreement on December 26, 2012.  As of the date of this report, Sapinda Asia and Borinquen are negotiating the terms of an agreement to cure the default and complete the purchase of the royalty on behalf of the Company. See “Risk Factors” on page 10.

Director Independence

The current members of our Board of Directors are David S. Boone, Guy Dubois, David P. Hanlon, Rene Klinkhammer, Winfried Kunz, Dan L. Mabey, Antonio J. Rodriquez, Larry G. Schafran, and George F. Schmitt.  The Board of Directors has determined that the following current members of the Board are independent directors, in accordance with the director independence standards of the NASDAQ Stock Market, including NASDAQ Rule 4200(a)(15): Messrs. Boone, Hanlon, Kunz, Rodriquez, Schafran and Schmitt.  The independent directors meet from time to time in executive session.  The Board has not appointed a lead independent director.

Specifically, none of these directors:

•	has been at any time during the past three years employed by us or by any of our parent or subsidiary;

•
has accepted or has a family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

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

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell, P.C. for fiscal years 2012 and 2011 totaled approximately $147,000 and $144,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell, P.C. provided tax services to us in fiscal years 2012 and 2011.  Tax fees paid for fiscal years 2012 and 2011 totaled approximately $14,000 and $14,000, respectively.  The Audit Committee of the Board of Directors considered and authorized all services provided by Hansen Barnett & Maxwell, P.C.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal year 2012 by Hansen Barnett & Maxwell, P.C. was compatible with maintaining Hansen Barnett & Maxwell, P.C.’s independence.

Report of the Audit Committee

To the Board of Directors:

The Audit Committee reviewed and discussed SecureAlert, Inc.’s audited financial statements for the fiscal year ended September 30, 2012 with our management.  The Audit Committee discussed with Hansen Barnett & Maxwell, P.C., our independent public accounting firm for the fiscal year ended September 30, 2012, the matters required to be discussed under applicable PCAOB standards.  The Audit Committee also received the written communication from Hansen Barnett & Maxwell, P.C. required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed the independence of Hansen Barnett & Maxwell, P.C. with them.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to our Board of Directors that the Company’s audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on January 14, 2013.

Respectfully submitted:

THE AUDIT COMMITTEE

David S. Boone, Chair
George F. Schmitt

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2.  Financial Statement Schedules.    [Included in the Consolidated Financial Statements or Notes thereto.]

3. Exhibits.	The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Title of Document

3(i)(1)	Articles of Incorporation (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
3(i)(2)	Amendment to Articles of Incorporation for Change of Name (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(3)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(4)	Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2002).
3(i)(5)	Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock of SecureAlert, Inc. (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
3(i)(6)	Certificate of Amendment to the Designation of Rights and Preferences Related to Series C 8% Convertible Preferred Stock of SecureAlert, Inc. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on March 24, 2006).
3(i)(7)	Articles of Amendment to Articles of Incorporation filed July 12, 2006 (previously filed as exhibits to our current report on Form 8-K filed July 18, 2006, and incorporated herein by reference).
3(i)(8)	Articles of Amendment to the Fourth Amended and Restated Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).
3(i)(9)	Articles of Amendment to the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).
3(i)(10)	Articles of Amendment to the Articles of Incorporation and Certificate of Amendment to the Designation of Rights and Preferences Related to Series D 8% Convertible Preferred Stock of SecureAlert, Inc. (previously filed as Exhibit on Form 10-K filed in January 2010).
3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).
3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).
3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (filed herewith.)
3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).
3(iii)	Amended and Restated Bylaws (previously filed in February 2011 the Form 10-Q for the three months ended December 31, 2010).
4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 the Form 10-QSB for the nine months ended June 30, 2006).
10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).
10.06	Loan Agreement (as amended and extended) dated March 5, 2002 between ADP Management and the Company, effective December 31, 2001 (filed as an exhibit to our quarterly report on Form 10-QSB for the quarter ended December 31, 2001).
10.07	Agreement with ADP Management, Derrick and Dalton (April 2003) (previously filed as Exhibit on Form 10-QSB for the six months ended March 31, 2003)
10.08	Security Agreement between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).
10.09	Promissory Note between Citizen National Bank and the Company (previously filed on Form 8-K in July 2006).

10.10	Common Stock Purchase Agreement dated as of August 4, 2006 (previously filed as an exhibit to our current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).
10.11	Change in Terms Agreement between Citizen National Bank and the Company (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2006)
10.12	Securities Purchase Agreement between the Company and VATAS Holding GmbH, a German limited liability company (previously filed on Form 8-K in November 2006).
10.13	Common Stock Purchase Warrant between the Company and VATAS Holding GmbH dated November 9, 2006 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).
10.14	Settlement Agreement and Mutual Release between the Company and Michael Sibbett and HGR Enterprises, LLC, dated as of February 1, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).
10.15	Distributor Sales, Service and License Agreement between the Company and Seguridad Satelital Vehicular S.A. de C.V., dated as of February 5, 2007 (previously filed as Exhibit on Form 10-QSB for the three months ended December 31, 2006, filed in February 2007).
10.16	Distributor Agreement between the Company and QuestGuard, dated as May 31, 2007. Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (previously filed as Exhibit on Form 10-QSB for the nine months ended June 30, 2007, filed in August 2007).
10.17	Stock Purchase Agreement between the Company and Midwest Monitoring & Surveillance, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2007, filed in January 2008).
10.18	Stock Purchase Agreement between the Company and Court Programs, Inc., Court Programs of Florida Inc., and Court Programs of Northern Florida, Inc., dated effective December 1, 2007 (previously filed as Exhibit on Form 10-KSB for the fiscal year ended September 30, 2007, filed in January 2008).
10.19	Sub-Sublease Agreement between the Company and Cadence Design Systems, Inc., a Delaware corporation, dated March 10, 2005 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.20	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.21	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.22	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.23	Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.24	Stock Purchase Agreement (sale of Volu-Sol Reagents Corporation shares to Futuristic Medical, LLC), dated January 15, 2008, including voting agreement (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).
10.25	Distribution and License Agreement between euromicron AG, a German corporation, and the Company, dated May 28, 2009 (previously filed as Exhibit on Form 10-Q for the nine months ended June 30, 2009, filed in August 2009).
10.26	Agreement for Monitoring & Associated Services among I.C.S. of the Bahamas Co., Ltd., SecureAlert, Inc., International Surveillance Services Corp and The Ministry of National Security, dated November 19, 2010 (previously filed on Form 8-K in November 2010).
10.27	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed on Form 8-K in August 2011).
10.28	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (previously filed on Form 8-K in December 2012).
10.29	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31(iii)	Certification of Chief Financial Officer, Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

SecureAlert, Inc.

By: /s/ George F. Schmitt
George F. Schmitt, Member Executive Committee
(Acting Principal Executive Officer)

By: /s/ Winfried Kunz
Winfried Kunz, Member Executive Committee
(Acting Principal Executive Officer)

Date: January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George F. Schmitt	Director, Member Executive Committee	January 14, 2013
George F. Schmitt	(Acting Principal Executive Officer)

/s/ Winfried Kunz	Director, Member Executive Committee	January 14, 2013
Winfried Kunz	(Acting Principal Executive Officer)

/s/ Chad D. Olsen	Chief Financial Officer and (Principal Financial	January 14, 2013
Chad D. Olsen	Officer and Principal Accounting Officer

/s/ David P. Hanlon	Director	January 14, 2013
David P. Hanlon

/s/ David S. Boone	Director	January 14, 2013
David S. Boone

/s/ Rene Klinkhammer	Director	January 14, 2013
Rene Klinkhammer

/s/ Dan L. Mabey	Director	January 14, 2013
Dan L. Mabey

/s/ Antonio J. Rodriquez	Director	January 14, 2013
Antonio J. Rodriquez

	Director	January 14, 2013
Larry G. Schafran

/s/ Guy Dubois	Director	January 14, 2013
Guy Dubois

SecureAlert, Inc.
Consolidated Financial Statements
September 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SecureAlert, Inc.

We have audited the accompanying consolidated balance sheets of SecureAlert, Inc. and Subsidiaries (collectively the Company) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureAlert, Inc. as of September 30, 2012 and 2011, and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses, negative cash flows from operating activities, notes payable in default and has an accumulated deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 10, 2013

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND 2011

Assets	2012	2011
Current assets:
Cash	$695,111	$949,749
Accounts receivable, net of allowance for doubtful accounts of $772,000 and $996,122, respectively	2,864,542	4,150,427
Note receivable, current portion	156,190	90,000
Prepaid expenses and other	1,979,172	1,082,581
Inventory, net of reserves of $192,000 and $127,016, respectively	630,566	579,779
Total current assets	6,325,581	6,852,536
Property and equipment, net of accumulated depreciation of $2,562,323 and $2,530,591, respectively	677,493	1,086,633
Monitoring equipment, net of accumulated amortization of $3,179,310 and $3,608,388, respectively	3,325,110	3,461,985
Note receivable, net of current portion	112,492	125,000
Goodwill	375,000	5,889,395
Royalty Purchase Commitment	10,768,555	-
Intangible assets, net of accumulated amortization of $801,905 and $485,393, respectively	4,874,679	5,191,191
Other assets	74,815	78,509
Total assets	$26,533,725	$22,685,249

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including $0 and $505,977 respectively due to a related party, see Note 5)	2,444,632	2,840,845
Accrued liabilities	3,001,062	2,713,230
Dividends payable	630,528	541,797
Deferred revenue	422,183	162,331
Current portion of long-term related-party debt	12,793,303	754,896
Current portion of long-term debt	634,218	1,041,392
Total current liabilities	19,925,926	8,054,491
Long-term related-party debt, net of current portion	1,730,712	116,852
Long-term debt, net of current portion	449,950	898,598
Total liabilities	22,106,588	9,069,941

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 48,763 and44,845 shares outstanding, respectively (aggregate liquidation preference of $28,476,086)	5	5
Common stock, $0.0001 par value: 1,250,000,000 shares authorized; 619,328,299 and 503,623,428 shares outstanding, respectively	61,933	50,362
Additional paid-in capital	252,878,825	244,620,460
Accumulated deficit	(248,513,626)	(231,055,519)
Total equity	4,427,137	13,615,308
Total liabilities and stockholders’ equity	$26,533,725	$22,685,249

See accompanying notes to consolidated financial statements.

 SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Revenues:
Products	$2,013,155	$1,551,511
Monitoring and other related services	17,778,337	16,410,292
Total revenues	19,791,492	17,961,803

Cost of revenues:
Products	1,596,759	651,113
Monitoring and other related services	9,821,253	8,914,846
Impairment of monitoring equipment and parts (Note2)	1,648,762	464,295
Total cost of revenues	13,066,774	10,030,254

Gross profit	6,724,718	7,931,549

Operating expenses:
Selling, general and administrative (including $3,576,194 and $1,530,646, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	15,405,742	15,652,303
Research and development	1,248,654	1,453,994
Settlement expense	403,678	276,712
Impairment of goodwill (Note 2)	5,514,395	-

Loss from operations	(15,847,751)	(9,451,460)

Other income (expense):
Loss on disposal of equipment	(23,865)	(300,338)
Change from estimate to actual on acquisition costs	110,342	-
Redemption of SecureAlert Monitoring Series A Preferred	-	16,683
Interest income	11,445	13,072
Interest expense (including $963,233 and $42,351, respectively, paid in stock, stock options / warrants)	(1,489,897)	(712,840)
Currency exchange rate gain (loss)	(28,358)	(173)
Other income, net	(190,023)	576,232
Net loss	(17,458,107)	(9,858,824)
Net loss (income) attributable to non-controlling interest	-	(31,750)
Net loss attributable to SecureAlert, Inc.	(17,458,107)	(9,890,574)
Dividends on Series D Preferred stock	(2,480,298)	(2,029,996)
Net loss attributable to SecureAlert, Inc. common stockholders	$(19,938,405)	$(11,920,570)
Net loss per common share, basic and diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding, basic and diluted	547,034,000	380,659,000

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2012

						Preferred
	Preferred Stock		Common Stock		Additional	Stock
	Series D				Paid-in	Subscription	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Total
Balance as of October 1, 2010	35,407	$4	280,023,255	$28,002	$224,501,863	$(50,000)	$(221,164,945)	$(185,073)	$3,129,851

Issuance of common stock for:
Conversion of Series D Preferred stock	(22,735)	(2)	136,410,000	13,641	(13,639)	-	-	-	-
Dividends from SMI Series A Preferred stock	-	-	981,620	98	97,251	-	-	-	97,349
Services	-	-	250,000	25	21,285	-	-	-	21,310
Acquisition of subsidiaries	-	-	64,705,264	6,470	5,315,594	-	-	153,323	5,475,387
Dividends from Series D Preferred stock	-	-	21,307,067	2,131	2,041,178	-	-	-	2,043,309
Cancellation of shares	-	-	(53,778)	(5)	5	-	-	-	-

Vesting and re-pricing of stock options	-	-	-	-	1,231,836	-	-	-	1,231,836

Beneficial conversion feature recorded as interest expense	-	-	-	-	42,351	-	-	-	42,351

Series D Preferred dividends	-	-	-	-	(2,029,996)	-	-	-	(2,029,996)

Issuance of Series D Preferred stock in connection with forbearance agreements	280	-	-	-	140,000	-	-	-	140,000

Issuance of Series D Preferred stock for Board of Director fees	25	-	-	-	12,500	-	-	-	12,500

Issuance of Series D Preferred stock for prepaid commissions	987	-	-	-	493,500	-	-	-	493,500

Issuance of Series D Preferred stock in connection with debt and accrued interest	4,669	-	-	-	2,334,632	-	-	-	2,334,632

Issuance of Series D Preferred stock for cash	26,037	3	-	-	10,344,600	-	-	-	10,344,603

Cancellation of Series D Preferred stock	(100)	-	-	-	(50,000)	50,000	-	-	-

Issuance of Series D Preferred stock in connection with services	275	-	-	-	137,500	-	-	-	137,500

Net loss	-	-	-	-	-	-	(9,890,574)	31,750	(9,858,824)

Balance as of September 30, 2011	44,845	$5	503,623,428	$50,362	$244,620,460	$-	$(231,055,519)	$-	$13,615,308

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2012

	Preferred Stock		Common Stock		Additional
	Series D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of October 1, 2011	44,845	$5	503,623,428	$50,362	$244,620,460	$(231,055,519)	$13,615,308

Issuance of common stock for:
Conversion of Series D Preferred stock	(90)	-	540,000	54	(54)	-	-
Royalty payment	-	-	14,393,860	1,439	818,533	-	819,972
Services	-	-	862,961	86	39,914	-	40,000
Debt	-	-	1,689,714	170	118,110	-	118,280
Dividends from Series D Preferred stock	-	-	42,137,711	4,214	2,387,354	-	2,391,568
Employee compensation	-	-	24,340,000	2,434	730,200	-	732,634
Board of director fees	-	-	600,000	60	48,000	-	48,060
Cash	-	-	31,140,625	3,114	1,029,886	-	1,033,000

Vesting and re-pricing of stock options	-	-	-	-	1,405,500	-	1,405,500

Acceleration of vesting and cancellation of stock warrants	-	-	-	-	1,398,060	-	1,398,060

Beneficial conversion feature recorded as interest expense	-	-	-	-	1,475,000	-	1,475,000

Series D Preferred dividends	-	-	-	-	(2,480,298)	-	(2,480,298)

Issuance of common stock warrant to settle a lawsuit	-	-	-	-	253,046	-	253,046

Issuance of common stock warrants for Board of Director fees	-	-	-	-	105,042	-	105,042

Issuance of common stock warrants for consulting fees	-	-	-	-	33,357	-	33,357

Repricing of common stock warrants in connection with debt and accrued interest	-	-	-	-	39,965	-	39,965

Issuance of Series D Preferred stock for cash	4,008	-	-	-	2,004,000	-	2,004,000

Commission paid in connection with capital raise	-	-	-	-	(1,147,250)	-	(1,147,250)

Net loss	-	-	-	-	-	(17,458,107)	(17,458,107)

Balance as of September 30, 2012	48,763	$5	619,328,299	$61,933	$252,878,825	$(248,513,626)	$4,427,137

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net Loss	$(17,458,107)	$(9,858,824)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,078,127	1,793,557
Common stock issued for services	40,000	21,310
Issuance of common stock to employees for cancellation of warrants	2,130,694	-
Series D Preferred stock issued for services	-	137,500
Vesting and re-pricing of stock options	1,405,500	1,231,836
Amortization of debt discount	923,268	61,493
Settlement expense	-	276,712
Origination fees recorded in connection with debt	-	25,000
Common stock warrants repriced in connection with related-party debt	39,965	-
Change in redemption value in connection with SMI Series A Preferred stock	-	(16,682)
Increases in related-party line of credit for services	-	515,536
Impairment of goodwill	5,514,395	-
Impairment of monitoring equipment and parts	1,648,762	464,295
Issuance of Series D Preferred shares in connection with forbearance	-	140,000
Loss on disposal of property and equipment	23,865	300,338
Disposal of property and equipment as employee compensation	2,790	-
Loss on forgiveness of note receivable	22,750	-
Loss on disposal of monitoring equipment and parts	205,489	95,583
Change in assets and liabilities:
Accounts receivable, net	1,054,267	(2,726,576)
Notes receivable	88,061	(170,000)
Inventories	(410,521)	(502,648)
Prepaid expenses and other assets	(892,897)	232,014
Accounts payable	487,264	1,042,579
Accrued expenses	1,127,088	46,023
Deferred revenue	259,852	81,441
Net cash used in operating activities	(1,709,388)	(6,809,513)

Cash flow from investing activities:
Purchase of property and equipment	(112,163)	(215,528)
Net proceeds from the sale of property and equipment	136,618	-
Purchase of monitoring equipment and parts	(2,745,399)	(3,066,026)
Cash acquired through acquisition	-	10,000
Payment related to acquisition	-	(400,000)
Issuance of note receivable	-	(45,000)
Net cash used in investing activities	(2,720,944)	(3,716,554)

Cash flow from financing activities:
Principal payments on related-party line of credit	-	(188,634)
Borrowings on related-party notes payable	2,980,000	1,780,911
Principal payments on related-party notes payable	(3,187,578)	(951,639)
Proceeds from notes payable	3,962	1,283,800
Principal payments on notes payable	(910,440)	(1,919,457)
Borrowings on related-party convertible debentures	2,900,000	-
Borrowings on convertible debentures	500,000	-
Proceeds from issuance of common stock	1,033,000	-
Proceeds from issuance of Series D Convertible Preferred stock	2,004,000	10,344,603
Commissions paid in connection with capital raise	(1,147,250)	-
Net cash provided by financing activities	4,175,694	10,349,584
Net increase (decrease) in cash	(254,638)	(176,483)
Cash, beginning of year	949,749	1,126,232
Cash, end of year	$695,111	$949,749

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Cash paid for interest	$444,644	$816,178

Supplemental schedule of non-cash investing and financing activities:
Issuance of 0 and 981,620 shares of common stock, respectively for payment of SecureAlert Monitoring, Inc. Series A Preferred stock dividends	-	97,349
Note payable issued to acquire monitoring equipment and property and equipment	69,000	274,148
Issuance of shares of Series D Convertible Preferred stock for conversion of debt, accrued liabilities and interest	-	2,334,632
Issuance of 42,137,711 and 21,307,067 shares of common stock in connection with Series D Preferred stock dividends	2,391,568	2,043,309
Non-controlling interest assumed through acquisition of subsidiaries	-	153,322
Issuance of 540,000 and 136,410,000 shares of common stock from the conversion of 90 and 22,735 shares of Series D Preferred stock	54	13,641
Series D Preferred stock dividends earned	2,480,298	2,029,996
Accrued liabilities and notes recorded in connection with the acquisition of
Midwest Monitoring & Surveillance, Inc.	-	1,187,946
Cancellation of 0 and 53,778 shares of common stock, respectively, for services	-	5
Cancellation of subscription receivable	-	50,000
Issuance of 0 and 987 Series D Preferred stock for prepaid commissions	-	493,500
Issuance of 0 and 2,705,264 shares of common stock in connection with the acquisition of Midwest Monitoring & Surveillance, Inc.	-	238,064
Issuance of 0 and 62,000,000 shares of common stock in connection with the acquisition of International Surveillance Services Corp., net of cash acquired	-	5,087,921
Issuance of Series D Preferred stock to settle accrued liabilities	-	12,500
Acquisition of accounts receivable from International Surveillance Services Corp. ownership	-	84,338
Acquisition of accounts payable and accrued liabilities from International Surveillance Services Corp. ownership	-	13,921
Issuance of 6,000,000 and 0 stock warrants, respectively, for settlement of debt	253,046	-
Issuance of 3,700,000 and 0 common stock warrants, respectively, for Board of Director fees	105,042	-
Issuance of 600,000 and 0 shares of common stock, respectively, for Board of Director fees	48,060	-
Issuance of 14,393,860 and 0 shares of common stock, respectively, for related- party royalty	819,972	-
Issuance of 1,689,714 and 0 shares of common stock, respectively, for settlement of debt	118,280	-
Issuance of 1,200,000 and 0 common stock warrants, respectively, to a consultant for services	33,357	-
Beneficial conversion feature recorded with convertible debentures	473,334	-
Beneficial conversion feature recorded with related-party convertible debentures	1,001,666	-
Note receivable issued for outstanding accounts receivable net of accounts payable due	168,116	-
Settlement of note payable upon sale of property and equipment	56,794	-
Acquisition of property and equipment as payment against note receivable	3,623	-
Liabilities and notes payable paid through issuance of related-party convertible debt debt	1,000,000	-
Acquisition of royalty purchase commitment through issuance of note payable	10,768,555	-

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

SecureAlert, Inc. and subsidiaries (collectively, the “Company”) markets, monitors and leases TrackerPAL® and ReliAlert™ devices.  The TrackerPAL® and ReliAlert™ devices are used to monitor convicted offenders that are on probation or parole in the criminal justice system.  The TrackerPAL® and ReliAlert™ devices utilize GPS and cellular technologies in conjunction with a monitoring center that is staffed 24/7 and 365 days a year.  The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  The TrackerPAL® and ReliAlert™ devices are targeted to meet the needs of this market domestically as well as internationally.

Going Concern

The Company has incurred recurring net losses and negative cash flows from operating activities for the fiscal years ended September 30, 2012 and 2011, and we have several debt obligations currently in default.  In addition, the Company has accumulated deficits of $248,513,626 and $231,055,519 as of September 30, 2012 and 2011, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SecureAlert, Inc. and its subsidiaries, SecureAlert Monitoring, Inc., Midwest Monitoring & Surveillance, Inc., Court Programs, Inc., Court Programs of Florida, Inc., and International Surveillance Services Corp (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

One customer accounted for $2,450,984 (12 percent) of total revenues for the fiscal year ended September 30, 2012 and the same customer accounted for $2,265,805 (13 percent) of total revenues for the fiscal year ended September 30, 2011.  No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2012 or 2011.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2012 and 2011, respectively, are shown in the table below:

	2012	%	2011	%

Customer A	$681,781	24%	$-	-

Customer B	$475,800	17%	$347,553	7%

Customer C	$-	-	$1,995,804	39%

Cash Equivalents

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash equivalents consist of investments with original maturities to the Company of three months or less.  The Company had $350,716 and $371,130 of cash deposits in excess of federally insured limits as of September 30, 2012 and 2011, respectively.

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

Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.  The Company impaired its inventory by $359,734 and $268,398 during the fiscal years ended September 30, 2012 and 2011, respectively.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL® and ReliAlert™ devices.  Completed TrackerPAL® and ReliAlert™ devices are reflected in Monitoring Equipment.  As of September 30, 2012 and 2011, respectively, inventory consisted of the following:

	2012	2011
Raw materials	$822,566	$706,795
Reserve for damaged or obsolete inventory	(192,000)	(127,016)
Total inventory, net of reserves	$630,566	$579,779

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments.  The Company does not typically carry notes receivable in the course of its regular business, but had entered into an agreement with one of its customers during the fiscal year ended September 30, 2012.  Payments are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note.  The note requires monthly payments of $15,000 and matures in May 2014.  Additionally, the note does not have a stated interest rate; therefore, the Company imputed interest according to GAAP.  As of September 30, 2012, the outstanding balance of the note, net of note discount, was $268,682 and $1,325 of accrued interest.  As of the date of this report, the Company expects to collect the outstanding amount.

Prepaid and Other Expenses

The carrying amounts reported in the balance sheets for prepaid and other expenses approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2012 and 2011, the outstanding balance of prepaid and other expenses was $1,979,172 and $1,082,581, respectively.  Of the $1,979,172, was a bond posted for an international customer in the amount of $1,488,778, which may be returned to the Company at the completion of the contract.

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

Property and equipment consisted of the following as of September 30, 2012 and 2011, respectively:

	2012	2011
Equipment, software and tooling	$2,409,031	$2,390,329
Automobiles	372,339	398,890
Building	-	377,555
Leasehold improvements	134,941	132,820
Furniture and fixtures	323,505	317,630
Total property and equipment before accumulated depreciation	3,239,816	3,617,224
Accumulated depreciation	(2,562,323)	(2,530,591)

Property and equipment, net of accumulated depreciation	$677,493	$1,086,633

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2012 and 2011, the Company disposed of net property and equipment of $23,865 and $300,338, respectively.

Depreciation expense for the fiscal years ended September 30, 2012 and 2011 was $373,858 and $421,407, respectively.

Monitoring Equipment

Monitoring equipment as of September 30, 2012 and 2011 is as follows:

	2012	2011
Monitoring equipment	$6,504,420	$7,070,373
Less: accumulated amortization	(3,179,310)	(3,608,388)
Monitoring equipment, net of accumulated depreciation	$3,325,110	$3,461,985

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years.

Amortization expense for the fiscal years ended September 30, 2012 and 2011, was $1,387,756 and $1,160,920, respectively.  These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the fiscal years ended September 30, 2012 and 2011, the Company disposed and impaired lease monitoring equipment and parts of $1,494,518 and $291,479, respectively. These impairment costs were included in cost of revenues. This equipment will continue to be used.

Impairment of Long-Lived Assets and Goodwill

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  In reviewing historical financial performance and participating in recent discussions in selling Court Programs, Inc. and Midwest Monitoring & Surveillance, Inc., the Company recorded an impairment expense.

The following summarizes the changes in goodwill during the years ended September 30, 2012 and 2011:

	Court Programs, Inc.		Midest Monitoring & Surveillance, Inc.
	2012	2011	2012	2011
Gross carrying amount, beginning of period	$2,488,068	$2,488,068	$3,401,327	$1,421,995
Additions	-	-	-	1,979,332
Impairments	(2,488,068)	-	(3,026,327)	-
Gross carrying amount, end of period	$-	$2,488,068	$375,000	$3,401,327

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

Product Sales
The Company may sell its monitoring devices in certain situations to its customers. In addition, the Company may sell equipment in connection with the building out and setting up a monitoring center on behalf of its customers. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL® and ReliAlert™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Geographical Information

The Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the fiscal years ended September 30, 2012 and 2011, are as follows:

	Fiscal Years Ended
	September 30,
	2012	2011
United States of America	$14,075,140	$14,499,613
Latin American Countries	2,450,984	2,533,483
Caribbean Countries and Commonwealths	3,217,651	912,504
Other Foreign Countries	47,717	16,203
Total	$19,791,492	$17,961,803

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of September 30, 2012 and 2011, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	2012	2011	2012	2011
United States of America	$677,493	$1,082,453	$2,328,139	$3,352,614
Latin American Countries	-	-	719,171	32,919
Caribbean Countries and Commonwealths	-	4,180	263,782	71,687
Other Foreign Countries	-	-	14,018	4,765
Total	$677,493	$1,086,633	$3,325,110	$3,461,985

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures in 2012 and 2011 were for the development of SecureAlert’s TrackerPAL® and ReliAlert™ device and associated services. For the fiscal years ended September 30, 2012 and 2011, research and development expenses were $1,248,654 and $1,453,994, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the fiscal years ended September 30, 2012 and 2011, was $42,148 and $117,568, respectively.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2012 and 2011, there were 565,034,215 and 399,448,202  outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common stock equivalents outstanding as of September 30, 2012 and 2011, consisted of the following:

	2012	2011
Conversion of debt and accrued interest and loan origination fees	172,699,722	-
Conversion of Series D Preferred stock	292,578,000	269,070,000
Exercise of outstanding common stock options and warrants	67,356,493	99,178,202
Exercise and conversion of outstanding Series D Preferred stock
warrants	32,400,000	31,200,000
Total common stock equivalents	565,034,215	399,448,202

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

(3)	Acquisitions, Goodwill and Other Intangible Assets

As of September 30, 2012, the Company had recorded goodwill and intangible assets related to the acquisition of controlling interest of Midwest, Court Programs, Bishop Rock Software, and International Surveillance Services Corp (“ISS”).  The Company has also entered into a license agreement related to the use of certain patents. The following tables summarize the activity and balance of goodwill and intangible assets for the fiscal years ended September 30, 2012 and 2011:

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	International Surveillance Services Corp.	Total

Goodwill	$375,000	$-	$-	$-	$-	$375,000
Other intangible assets
Trade name	120,000	99,000	10,000	-	-	229,000
Software	-	-	380,001	-	-	380,001
Customer relationships	-	6,000	-	-	-	6,000
Patent license agreement	-	-	-	50,000	-	50,000
Non-compete agreements	2,000	6,000	-	-	-	8,000
Royalty agreement	-	-	-	-	5,003,583	5,003,583
Total other intangible assets	122,000	111,000	390,001	50,000	5,003,583	5,676,584
Accumulated amortization	(40,664)	(43,700)	(390,001)	(14,816)	(312,724)	(801,905)
Other intangible assets, net of accumulated amortization	81,336	67,300	-	35,184	4,690,859	4,874,679
Total goodwill and other intangible assets, net of amortization	$456,336	$67,300	$-	$35,184	$4,690,859	$5,249,679

	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	International Surveillance Services Corp.	Total

Goodwill	$3,401,327	$2,488,068	$-	$-	$-	$5,889,395
Other intangible assets
Trade name	120,000	99,000	10,000	-	-	229,000
Software	-	-	380,001	-	-	380,001
Customer relationships	-	6,000	-	-	-	6,000
Patent license agreement	-	-	-	50,000	-	50,000
Non-compete agreements	2,000	6,000	-	-	-	8,000
Royalty agreement	-	-	-	-	5,003,583	5,003,583
Total other intangible assets	122,000	111,000	390,001	50,000	5,003,583	5,676,584
Accumulated amortization	(32,667)	(35,900)	(345,022)	(9,259)	(62,545)	(485,393)
Other intangible assets, net of accumulated amortization	89,333	75,100	44,979	40,741	4,941,038	5,191,191
Total goodwill and other intangible assets, net of amortization	$3,490,660	$2,563,168	$44,979	$40,741	$4,941,038	$11,080,586

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2012:

Fiscal Year	Midwest Monitoring & Surveillance	Court Programs, Inc.	Bishop Rock Software	Patent	International Surveillance Services Corp.	Total

2013	$8,000	$6,800	$-	$5,556	$250,179	$270,535
2014	8,000	6,600	-	5,556	250,179	270,335
2015	8,000	6,600	-	5,556	250,179	270,335
2016	8,000	6,600	-	5,556	250,179	270,335
2017	8,000	6,600	-	5,556	250,179	270,335
Thereafter	41,336	34,100	-	7,404	3,439,964	3,522,804

Total	$81,336	$67,300	$-	$35,184	$4,690,859	$4,874,679

Midwest Monitoring & Surveillance
Effective December 1, 2007, the Company purchased a 51 percent ownership interest, including a voting interest, in Midwest Monitoring & Surveillance, Inc. (“Midwest”).  Midwest provides electronic monitoring for individuals on parole. The Company completed the purchase of the remaining ownership interest effective June 30, 2011.

The Company recorded a goodwill impairment expense of $3,026,327 for the fiscal year ended September 30, 2012.  As of September 30, 2012, the Company had a balance of goodwill of $375,000 and $122,000 of other intangible assets, as noted in the table above.

During the fiscal years ended 2012 and 2011, the Company recorded $7,997 and $8,000 of amortization expense for Midwest intangible assets, resulting in a total accumulated amortization of $40,664 and $32,667, and net other intangible assets of $81,336, and $89,333, respectively.

Subsequent to the fiscal year ended September 30, 2012, the Company entered into a Stock Purchase Agreement whereby two former principals of Midwest purchased from the Company all the issued and outstanding capital stock of Midwest for $750,000, payable as follows:  (a) forgiveness of $650,000 in debt obligations owed by the Company to the former Midwest principals, and (b) cash of $100,000 payable under a note on or before April 1, 2013.

Court Programs
Effective December 1, 2007, the Company purchased a 51 percent ownership interest, including a voting interest, in Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”).  The Company purchased the remaining 49 percent ownership interest effective March 1, 2010.  Court Programs is a distributor of electronic monitoring devices to courts providing a solution to monitor individuals on probation.  The Company acquired Court Programs to utilize its preexisting business relationships to gain more market share and expand available service offerings. During the fiscal year ended September 30, 2012, the Company sold various territories in the state of Florida to various distributors that were previously serviced by Court Programs of Florida, Inc., a wholly-owned subsidiary of SecureAlert.

The Company recorded goodwill impairment expense of $2,488,068 for the fiscal year ended September 30, 2012.  As of September 30, 2012, the Company had a balance of goodwill of $0 and $111,000 of other intangible assets, as noted in the table above.

During the fiscal years ended 2012 and 2011, the Company recorded $7,800 and $7,800 of amortization expense on intangible assets for Court Programs, resulting in a total accumulated amortization of $43,700 and $35,900 and net other intangible assets of $67,300 and $75,100, respectively.

Bishop Rock Software
Effective January 14, 2009, the Company purchased all of the assets of Bishop Rock Software, Inc., a California corporation through a wholly-owned subsidiary, SecureAlert Enterprise Solutions, Inc. During the fiscal year ended 2011, SecureAlert Enterprise Solutions, Inc. merged into SecureAlert Monitoring, Inc. During the fiscal years ended 2012 and 2011, the Company recorded $44,979 and $127,334 of amortization expense on intangible assets for Bishop Rock Software, resulting in a total accumulated amortization of $390,001 and $345,022 and net intangible assets of $0 and $44,979, respectively.

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

During the fiscal years ended 2012 and 2011, the Company recorded $5,557 and $5,555 of amortization expense for the patent, resulting in a total accumulated amortization of $14,816 and $9,259, and net other intangible assets of $35,184, and $40,741, respectively.

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

As of September 30, 2012, the Company had a balance of goodwill of $0 and $5,003,583 of other intangible assets, as noted in the table above.

The Company recorded $250,179 of amortization expense on intangible assets for ISS during the fiscal year ended September 30, 2012, resulting in a total accumulated amortization of $312,724 and net other intangible assets of $4,690,859.

(4)	Royalty Purchase Commitment

On September 5, 2012, the Company entered into an agreement to redeem the royalty held by Borinquen Container Corporation (“Borinquen”) pursuant to a royalty agreement dated July 1, 2011, as amended.  Under the terms of the royalty, Borinquen had the right to 20 percent of net revenues derived within certain geographic territories.

The Company capitalized the total cost of the royalty purchase commitment, $10,768,555, as a non-current asset and recorded a loan payable to Borinquen to reflect the obligation (see note 6 below).  The Company will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty.  The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory.  Funds for the purchase of the royalty were to be provided under a Loan and Security Agreement from Sapinda Asia Limited (“Sapinda Asia”).  The loan was not fully funded and the necessary payments were not made in full to Borinquen.  Consequently, Borinquen terminated the agreement on December 26, 2012.  Sapinda Asia and Borinquen are negotiating to cure the default and complete the purchase.

(5)	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2012 and 2011:

	2012	2011
Accrued payroll, taxes and employee benefits	$701,537	$749,509
Accrued royalties	641,446	-
Accrued consulting	352,072	370,658
Accrued taxes - foreign and domestic	271,240	-
Accrued board of directors fees	265,000	153,101
Accrued other expenses	197,512	110,810
Accrued acquisition costs payable in cash	149,626	272,500
Accrued acquisition costs payable in cash to a related-party	149,626	272,500
Accrued settlement costs	50,000	276,712
Accrued outside services	38,630	28,294
Accrued interest	37,937	26,329
Accrued warranty and manufacturing costs	30,622	66,622
Accrued indigent fees	28,518	39,175
Accrued cost of revenues	28,397	42,026
Accrued cellular costs	27,662	32,299
Accrued administration fees	16,609	29,900
Accrued legal costs	14,628	215,895
Accrued inventory costs	-	26,900
Total accrued expenses	$3,001,062	$2,713,230

(6)	Certain Relationships and Related Transactions

The Company entered into certain transactions with related parties during the fiscal year ended September 30, 2012. These transactions consist mainly of financing transactions and consulting arrangements.  Transactions with related parties are reviewed and approved by the independent members of the Board of Directors.

	2012	2011

Note payable in connection with the redemption of a royalty agreement for $10,768,555. The note requires installment payments and matured December 17, 2012. Subsequent to the fiscal year end, this note was terminated.	$10,050,027	$-

Note payable in connection with the purchase of the remaining ownership of Midwest Monitoring & Surveillance, Inc. The payments are due quarterly ending in September 2013. The Company imputed interest since the note has no stated interest rate, resulting in a debt discount balance as of September 30, 2012 and 2011 of $11,398 and $32,524, respectively. The note was paid off subsequent to September 30, 2012 through the sale of Midwest Monitoring & Surveillance, Inc.	138,602	192,476

Note payable in connection with the purchase of the remaining ownership of Court Programs, Inc., interest at 12% per annum, with monthly payments of $10,000. The note matured November 2012 and is currently in default.	46,694	139,272

The Company received $500,000 from Mr. Derrick, a shareholder and former officer. The terms of this financing have not been determined as of the date of this Report.	500,000	-

Convertible debenture with an interest rate of 8% per annum. The debenture matures December 17, 2012 and is secured by the domestic patents of the Company. The debenture may be converted into shares of common stock at a rate of $0.0225 per share. The debenture is currently in default.	500,000	-

Convertible debenture with an interest rate of 8% per annum. The debenture matures December 17, 2012 and is secured by the domestic patents of the Company. The debenture may be converted into shares of common stock at a rate of $0.0225 per share. The debenture is currently in default.	2,000,000	-

The Company received $1,900,000 through the issuance of convertible debentures with an interest rate of 8% per annum. The debentures mature on June 17, 2014. This debenture may convert into shares of common stock at a rate of $0.0225 per share. As of September 30, 2012, the remaining debt discount was $611,308.	1,288,692	-

The Company entered into a Loan a Security Agreement with an entity under which the Company could borrow up to $8,000,000 on a line of credit. Both the Company and the Lender agreed to terminate the agreement and enter into an agreement to raise additional equity on behalf of the Company through the sale of Series D Preferred stock. The loan was paid back and the line of credit was closed.	-	500,000

Note payable with an interest rate of 16% per annum and matured in November 2011.	-	40,000

Total related-party debt obligations	14,524,015	871,748
Less current portion	(12,793,303)	(754,896)
Long-term debt, net of current portion	$1,730,712	$116,852

Other Related-Party Transactions

Notes #1 and #2
During the year ended September 30, 2012, the Company borrowed $2,000,000 from a significant shareholder, Borinquen, under two notes payable.  The first note was unsecured and the second was secured by $1,530,000 of leased equipment and $1,529,808 of accounts receivable from an international customer.  The notes bore interest of 15 percent per annum and the Company accrued a $50,000 origination fee.  During the fiscal year ended 30, 2012, the Company paid $1,018,082 to pay in full all outstanding principal and accrued interest on the first note and $1,037,544 to pay in full all outstanding principal and accrued interest on the second note.Note #11

During the year ended September 30, 2012, the Company borrowed $50,000 from its then Chief Executive Officer, John Hastings, under an unsecured promissory note.  The note bore interest of 15 percent per annum and was paid in full prior to September 30, 2012.  In connection with this loan, the Company paid a $5,000 origination fee and agreed to re-price outstanding warrants and options previously granted to Mr. Hastings to an exercise price of $0.075 per share, valued at $15,237 and recorded as interest expense.  The value of $15,237 was calculated based upon the following assumptions:  volatility ranging from 100.02 percent to 109.24 percent, risk-free rate of 0.22 percent, exercise price of $0.075, and market price of Common Stock on grant date of $0.074 per share.

Notes #4 and 5
During the year ended September 30, 2012, the Company borrowed $250,000 from its Chief Financial Officer, Chad Olsen, under two unsecured promissory notes payable.  The notes bore interest of 15 percent per annum and were paid in full prior to September 30, 2012.  The Company paid $15,000 in loan origination fees and agreed to re-price outstanding warrants and options previously granted to Mr. Olsen and other individuals to an exercise price of $0.075 per share, valued at $24,723 and recorded as interest expense.  The value of $24,723 was calculated based upon the following assumptions:  volatility ranging from 76.69 percent to 119.56 percent, risk-free rate ranging from 0.22 percent to 0.37 percent, exercise price of $0.075, and market price of Common Stock on grant date ranging from $0.074 to $0.075 per share.

Note #6
During the year ended September 30, 2012, the Company borrowed $180,000 from Rene Klinkhammer, one of its directors, under an unsecured promissory note payable.  The note bore interest of 10 percent per annum and the Company paid $193,220 of principal and interest to settle the note in full prior to September 30, 2012.  Included in the payoff of $193,220 is $9,000 in loan origination fees.

The following table summarizes the Company’s future maturities of related-party debt obligations as of September 30, 2012:

Fiscal Year	Total
2013	$12,793,303
2014	1,730,712
Thereafter	-
Total	$14,524,015

(7)           Debt Obligations

Debt obligations as of September 30, 2012 and 2011, consisted of the following:

	2012	2011

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through March 2013.	$200,000	$500,000

Notes issued in connection with the acquisition of a subsidiary. Quarterly cash payments mature on January 2014. These notes bear no interest. Balance on notes reflects debt discount of $16,939 and $55,388, respectively. The effective interest rate is 15% per annum. Subsequent to fiscalyear ended September 30, 2012, this debt was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to former owners of the company.	233,061	369,612

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between November 2012 and March 2016.	272,508	335,366

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 4.00% and matures April 2037. The note is secured by Court Programs, Inc.	201,204	215,288

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 0.0% and 8.9%, due through February 2016.	137,888	181,146

Unsecured revolving line of credit with a bank, with an interest rate of 9.25%, $10,493 and $10,568, was available for withdrawal under the line of credit, respectively.	39,507	39,432

Secured note bearing an interest rate of 18%. The note matured in November 2011.	-	225,000

Note payable to a financial institution bearing interest at 6.37%. The note was secured by property which was sold during the fiscal year.	-	70,156

Notes payable for testing equipment with an interest rate of 8%. The notes were secured by testing equipment. The notes matured in December 2011.	-	3,237

Notes payable for monitoring equipment. Interest rates range between 7.8% to 18.5% and matured in November 2011. The notes were secured by monitoring equipment.	-	753

Total debt obligations	1,084,168	1,939,990
Less current portion	(634,218)	(1,041,392)
Long-term debt, net of current portion	$449,950	$898,598

The following table summarizes the Company’s future maturities of debt obligations as of September 30, 2012:

Fiscal Year	Total
2013	$634,218
2014	154,142
2015	95,190
2016	24,536
2017	6,919
Thereafter	169,163
Total	$1,084,168

The following table summarizes the Company’s capital lease obligations included in the schedules of debt and debt obligations above as of September 30, 2012:

Fiscal Year	Total
2013	$161,857
2014	112,383
2015	55,916
2016	9,797
Thereafter	-
Total minimum lease payments	339,953
Less: amount representing interest	(67,445)
Present value of net minimum lease payments	272,508
Less: current portion	(131,072)
Obligation under capital leases - long-term	$141,436

As of September 30, 2012 and 2011, the Company had total capital lease obligations of $272,508 and $335,366, the current portion being $131,072 and $117,138, respectively.  Capital leases are secured by assets with a total original cost of $539,659 and $497,779 with related accumulated depreciation of $314,997 and $209,864 as of September 30, 2012 and 2011, respectively.

(8)           Preferred Stock

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

Series D Convertible Preferred Stock

In July 2011, the Company designated 85,000 shares of preferred stock as Series D Convertible Preferred stock, $0.0001 par value per share (“Series D Preferred stock”).

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

During the fiscal year ended September 30, 2012, the Company issued 4,008 shares of Series D Preferred stock under securities purchase agreements for $2,004,000 in net cash proceeds.  As of September 30, 2012 and 2011, there were 48,763 and 44,845 Series D Preferred shares outstanding, respectively.

Dividends

The Series D Preferred stock is entitled to dividends at the rate equal to 8 percent per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.

During the fiscal year ended September 30, 2012, the Company issued 42,137,711 shares of common stock to pay $2,391,568 of accrued dividends on the Series D Preferred stock earned for the twelve months between July 1, 2011 and June 30, 2012. Subsequent to September 30, 2012, the Company issued 20,760,551 shares of common stock to pay $630,528 of accrued dividends on Series D Preferred stock earned during the three months ended September 30, 2012.

During the fiscal year ended September 30, 2011, the Company issued 21,307,067 shares of common stock to pay $2,043,308 of accrued dividends on the Series D Preferred stock earned for the twelve months between July 1, 2010 and June 30, 2011.

Convertibility

Each share of Series D Preferred stock may be converted into 6,000 shares of common stock, commencing after ninety days from the date of issue.  During the fiscal years ended September 30, 2012 and 2011, 90 and 22,735 shares of Series D Preferred stock were converted into 540,000 and 136,410,000 shares of common stock, respectively.

Voting Rights and Liquidation Preference

The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of September 30, 2012 and 2011, there were 48,763 and 44,845 shares of Series D Preferred stock outstanding, respectively. Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

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

Series D Preferred Stock Warrants
During the fiscal year ended September 30, 2011, the Company issued and fully vested warrants to purchase a total of 1,400 Series D Preferred stock at an exercise price of $500 per share.  The warrants were valued using the Black-Scholes option-pricing model as if the shares were converted into common stock.  The related value associated with these four-year warrants was $475,340 based upon the following inputs:  volatility of 108.05 percent, risk-free rate of 0.50 percent, exercise price of $0.0833, and market price on grant date of $0.09.  The warrants were issued in connection with a subscription to purchase Series D Preferred stock.

As of September 30, 2012, 5,400 warrants to purchase Series D Preferred stock at an exercise price of $500 per share were issued and outstanding.

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

On March 24, 2008, SMI redeemed all outstanding shares of SMI Series A. The former SMI Series A shareholders were entitled to receive quarterly contingent payments through March 23, 2011, based on a rate of $1.54 per day times the number of parolee contracts calculated in days during the quarter, payable in either cash or common stock at the Company’s option. The Company was required to make quarterly adjustments as necessary to reflect the difference between the estimated and actual contingency payments to the former SMI Series A shareholders. During the fiscal years ended September 30, 2012 and 2011, the Company recorded income of $0 and $16,683, respectively, to reflect the change between the estimated and actual contingency payments.  The Company no longer has any obligation for contingent or other payments to the former holders of the SMI Series A.

(9)	Common Stock

Authorized Shares

Pursuit to an annual shareholders meeting held on December 21, 2011 whereby the shareholders approved an amendment, the Company increased its total authorized shares of common stock from 600,000,000 to 1,250,000,000 shares.

Common Stock Issuances

During the fiscal year ended September 30, 2012, the Company issued 115,704,871 shares of common stock.  Of these shares, 540,000 shares were issued upon conversion of 90 shares of Series D Preferred stock; 14,393,860 shares were issued as part of a royalty agreement, valued at $819,972; 862,961 shares were issued for services rendered to the Company valued at $40,000; 1,689,714 shares were issued in connection with debt and accrued interest; 42,137,711 shares were issued to pay dividends from Series D Preferred stock; 24,340,000 shares were issued to employees for compensation; 600,000 shares were issued to pay Board of Director fees of $48,060 and 31,140,625 shares were issued for $1,033,000 in cash proceeds.

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

(10)	Stock Options and Warrants

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 18,000,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  To the extent that an award terminates, any shares subject to the award may be used again under the 2012 plan.  During the fiscal year ended September 30, 2012, the Company ratified options to purchase 6,000,000 shares of common stock under this plan that were previously granted on September 30, 2011. As of September 30, 2012, options to purchase 13,713,333 shares of common stock were available to distribute under the 2012 Plan.

Re-pricing of Warrants

During the fiscal year ended September 30, 2012, the Company re-priced 4,893,000 previously issued warrants in connection with debt financing agreements with original exercise prices ranging from $0.10 to $0.30, revising the exercise price to $0.075, resulting in additional interest expense of $39,965. Of the 4,893,000 warrants re-priced, 4,211,000 warrants were in connection with related-party transactions (see Note 5).

During the fiscal year ended September 30, 2011, the Company did not re-price any previously issued warrants.

All Options and Warrants

During the fiscal year ended September 30, 2012, the Company granted options and warrants to purchase 10,900,000 shares of common stock as follows: 3,700,000 to Board of Directors, valued at $105,041; 6,000,000 to settle a lawsuit, valued at $253,046; and 1,200,000 warrants to a consultant, valued at $33,358. The vesting periods for these options and warrants ranged from three to five years. Additionally during the fiscal year ended 2012, the Company cancelled 36,500,000 of unvested warrants held by executives of the Company and issued 24,340,000 shares of common stock and accelerated the vesting of 11,500,000 of warrants for services rendered as of March 31, 2012. The modification of the equity awards resulted in $2,130,694 of compensation expense which includes the immediate recognition of the unamortized portion of the cancelled unvested warrants.

During the fiscal year ended September 30, 2011, the Company granted options and warrants to purchase 75,000,000 shares of common stock to employees, valued at $3,909,697. The vesting periods for these options and warrants ranged from immediate to three years.

The Company recognized $2,803,560 and $1,231,836 of expense during the fiscal years ended September 30, 2012 and 2011, respectively, in connection with the issuance, vesting, and re-pricing of options and warrants. The remaining unamortized expense in connection with the options and warrants is $29,678, which will be recognized over the next year.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2012 and 2011, respectively:

	Fiscal Years Ended
	September 30,
	2012	2011
Expected cash dividend yield	-	-
Expected stock price volatility	95%	96%
Risk-free interest rate	0.36%	0.32%
Expected life of options	2 Years	2 Years

A summary of stock option activity for the fiscal years ended September 30, 2012 and 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	27,740,451	$0.36
Granted	75,000,000	$0.08
Expired	(3,562,249)	$0.32

Outstanding as of September 30, 2011	99,178,202	$0.13
Granted	10,900,000	$0.09
Expired / Cancelled	(42,721,709)	$0.11

Outstanding as of September 30, 2012	67,356,493	$0.14	2.09 years	$ -
Exercisable as of September 30, 2012	65,371,254	$0.14	2.09 years	$ -

The year-end intrinsic values are based on a September 30, 2012 closing price of $0.0301 per share.

(11)           Income Taxes

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

For the fiscal years ended September 30, 2012 and 2011, the Company incurred net losses for income tax purposes of $8,693,769 and $7,627,477, respectively.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2012, the Company had net carryforwards available to offset future taxable income of approximately $179,000,000 which will begin to expire in 2019.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized
.
The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2012	2011
Net loss carryforwards	$66,696,000	$63,453,000
Accruals and reserves	529,000	678,000
Contributions	6,000	3,000
Depreciation	26,000	13,000
Stock-based compensation	5,768,000	4,434,000
Valuation allowance	(73,025,000)	(68,581,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2012 and 2011 are as follows:

	Fiscal Years Ended
	September 30,
	2012	2011
Federal income tax benefit at statutory rate	$5,936,000	$3,363,000
State income tax benefit, net of federal
income tax effect	576,000	326,000
Change in estimated tax rate and gain (loss)
on non-deductible expenses	(2,068,000)	(98,000)
Change in valuation allowance	(4,444,000)	(3,591,000)
Benefit for income taxes	$-	$-

During the fiscal year ended September 30, 2012, the Company began recognizing revenues from international sources from its products and monitoring services.  During the fiscal year ended September 30, 2012, the Company accrued $254,017 in value-added taxes which will be due upon collection.

The Company’s open tax years for its federal and state income tax returns are for the tax years ended September 30, 2008 through September 30, 2012.

(12)           Commitments and Contingencies

Legal Matters

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements with the Company.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.   The Company believes these allegations are inaccurate and intends to defend the case vigorously. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

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

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and International Surveillance Services Corporation, a wholly-owned subsidiary of the Company, claiming negligence by the Company and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is vigorously defending this case and believes it acted appropriately.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company granted RACO warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model during the quarter ended December 31, 2011.  The Company was late in making some required payments to RACO and RACO filed a complaint on June 4, 2012. The Company is current on its payments and is disputing RACO’s claims.

Grenier v. Court Programs of Florida, Inc. The estate of Brooke Grenier filed suit against Court Programs of Florida, Inc., a subsidiary or SecureAlert, in the Circuit Court of the 19th Judicial Circuit in and for Indian River County, Florida.  The suit alleges negligence leading to the death of Ms. Grenier. We assert no negligence and are vigorously defending the claims made against Court Programs of Florida, Inc.

Data Subscriber Service Agreement

During the fiscal year ended September 30, 2012, the Company entered into a data subscriber service agreement wherein the Company agreed to a prepayment schedule with a vendor to provide Subscriber Identity Module (SIM) cards and mobile data services to the Company, at reduced rates, with the intent to settle a dispute and reduce communication costs in connection with the monitoring of the Company’s TrackerPAL® and ReliAlert™ devices.

As of September 30, 2012, the future minimum payments under the data subscriber service agreements are as follows:

Fiscal Years	Amount
2013	$300,000
2014	300,000
2015	300,000
Thereafter	-
Total	$900,000

Operating Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2012:

Fiscal Year	Total

2013	$463,902
2014	157,014
2015	22,113
Thereafter	-

Total	$643,029

The total operating lease obligations of $643,029 consist of the following: $626,752 from facilities operating leases and $16,277 from equipment leases.  During the fiscal years ended September 30, 2012 and 2011, the Company paid approximately $535,855 and $473,029, in lease payment obligations, respectively.

Intellectual Property Settlement

In January 2010, the Company entered into an intellectual property settlement agreement with an entity whereby the Company agreed to begin paying the greater of a 6 percent royalty or $0.35 per activated device of monitoring revenues, subject to certain adjustments.

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

Cellular Access Agreement

During the fiscal year ended September 30, 2010, the Company entered into several agreements with cellular organizations to provide communication services. The cost to the Company during the fiscal years ended September 30, 2012 and 2011 was $961,994 and $650,230, respectively.  These amounts are included in cost of sales.

(13)           Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and;

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.;

Assets measured at fair value on a non-recurring basis at September 30, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair Value of Goodwill	$-	$-	$375,000	$375,000

(14)           Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2012, the following events occurred:

1)	20,760,551 shares of common stock were issued for fourth quarter Series D Preferred stock dividends, valued at $630,528.

2)
Effective October 1, 2012, the Company entered into a Stock Purchase Agreement whereby two former principals of Midwest purchased from the Company all the issued and outstanding capital stock of Midwest for $750,000, payable as follows:  (a) forgiveness of $650,000 in debt obligations owed by the Company to the former Midwest principals, and (b) cash of $100,000 payable under a note on or before April 1, 2013.

3)
The Company’s Chief Executive Officer, John L. Hastings, III resigned from all executive positions with the Company and as a director.  The Board of Directors formed an Executive Committee comprised of directors George Schmitt and Winfried Kunz to temporarily fulfill the duties of the principal executive officer until a new Chief Executive Officer is hired.

4)
On December 3, 2012 the Board of Directors appointed Guy Dubois as a director to fill the vacancy resulting from Mr. Hastings’ resignation and to fulfill a condition of the Loan and Security Agreement entered into with Sapinda Asia to appoint to the Board of Directors a representative of Tetra House Pte., Ltd.

5)	On December 3, 2012, SecureAlert entered into a Loan and Security Agreement with Sapinda Asia whereby Sapinda Asia will loan SecureAlert $16,640,000. The loan will accrue interest at a rate of 8 percent per annum and includes a loan origination fee of $640,000, which was forfeited under the terms of the Loan and Security Agreement when Sapinda Asia failed to timely fund the loan in full. The loan is convertible into shares of common stock at $0.0225 per share and matures on June 17, 2014. Subsequent to the fiscal year ended September 30, 2012, the Company received $2,800,000 under the Loan and Security Agreement. The proceeds of the loan will be used to redeem the royalty obligation previously granted to Borinquen and for general corporate purposes. The loan is secured, after such loan is fully funded, by all of the intellectual property and other assets of the Company and by the royalty. In the event of default of the Company, Sapinda Asia shall have the right to purchase a 20 percent royalty on revenues from certain countries by reducing the outstanding principal of the loan in amount of $10,739,426. The failure to fully fund the loan resulted in the Company’s default under the terms of the royalty buy-back agreement and Borinquen terminated the agreement on December 26, 2012. Sapinda Asia and Borinquen are negotiating to cure the default and complete the purchase on behalf of the Company. See "Risk Factors" on page 10.