Form 10-Q
period 2012-12-31
SecureAlert, Inc.
filed 2013-02-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of February 4, 2013 was 783,636,222.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2012

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets Unaudited)	3
	Condensed Consolidated Statements of Operations Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds…	25

Item 5	Other Information	25

Item 6	Exhibits	25

Signatures		29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
Assets	2012	2012
Current assets:
Cash	$920,518	$592,197
Accounts receivable, net of allowance for doubtful accounts of $733,000 and $772,000, respectively	5,740,181	2,536,379
Note receivable, current portion	160,909	74,801
Prepaid expenses and other	1,993,049	1,772,665
Inventory, net of reserves of $192,000 and $192,000, respectively	622,959	630,566
Current assets from discontinued operations	-	718,973
Total current assets	9,437,616	6,325,581
Property and equipment, net of accumulated depreciation of $2,237,174 and $2,186,775, respectively	449,498	514,571
Monitoring equipment, net of accumulated depreciation of $972,397 and $717,360, respectively	2,896,243	3,173,614
Note receivable, net of current portion	70,441	112,492
Royalty purchase commitment	10,768,555	10,768,555
Intangible assets, net of accumulated amortization of $459,406 and $801,905, respectively	4,705,177	4,793,343
Other assets	66,593	67,817
Non-current assets from discontinued operations, net of accumulated depreciation of $0 and $2,837,498, respectively	-	777,752
Total assets	$28,394,123	$26,533,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,912,937	$2,005,008
Accrued liabilities	4,606,158	2,531,561
Dividends payable	630,330	630,528
Deferred revenue	48,175	365,726
Current portion of long-term related-party debt	12,235,890	12,675,727
Current portion of long-term debt	184,387	366,141
Current liabilities from discontinued operations	-	1,351,235
Total current liabilities	19,617,877	19,925,926
Long-term related-party debt, net of current portion	3,527,832	1,709,687
Long-term debt, net of current portion	256,334	259,895
Long-term liabilities from discontinued operations	-	211,080
Total liabilities	23,402,043	22,106,588

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 48,763 and 48,763 shares outstanding, respectively (aggregate liquidation preference of $ 28,476,086)	5	5
Common stock, $0.0001 par value: 1,250,000,000 shares authorized; 640,088,850 and 619,328,299 shares outstanding, respectively	64,009	61,933
Additional paid-in capital	254,003,735	252,878,825
Accumulated deficit	(249,075,669)	(248,513,626)
Total equity	4,992,080	4,427,137
Total liabilities and stockholders’ equity	$28,394,123	$26,533,725

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Revenues:
Products	$1,212,497	$1,194,309
Monitoring and other related services	4,852,873	3,149,014
Total revenues	6,065,370	4,343,323

Cost of revenues:
Products	615,592	333,557
Monitoring and other related services	2,526,413	1,727,652
Total cost of revenues	3,142,005	2,061,209

Gross profit	2,923,365	2,282,114

Operating expenses:
Selling, general and administrative (including $7,344 and $562,510, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	2,357,998	3,360,427
Settlement expense	350,000	-
Research and development	201,594	331,634

Income (loss) from continuing operations	13,773	(1,409,947)

Other income (expense):
Currency exchange rate loss	(8,204)	(65,666)
Loss on disposal of equipment	(1,365)	-
Interest income	-	5,111
Interest expense (including $700,384 and $58,259, respectively, paid in stock, stock options / warrants or re-pricing of warrants)	(844,874)	(238,272)
Other income (expense), net	(6,628)	55,461
Net loss from continuing operations	(847,298)	(1,653,313)
Gain on disposal of discontinued operations	285,255	-
Net income from discontinued operations	-	34,492
Net loss	(562,043)	(1,618,821)
Dividends on Series D Preferred stock	(630,330)	(601,862)
Net loss attributable to SecureAlert, Inc. common stockholders	$(1,192,373)	$(2,220,683)
Net loss per common share, basic and diluted from continuing operations	$(0.00)	$(0.00)
Net loss per common share, basic and diluted from discontinued operations	$0.00	$0.00
Weighted average common shares outstanding, basic and diluted	636,704,000	508,953,000

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net Loss	$(562,043)	$(1,618,821)
Income from discontinued operations	-	(34,492)
Loss from continuing operations	(562,043)	(1,653,313)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	479,569	587,978
Vesting and re-pricing of stock options for services	7,344	562,510
Re-pricing of warrants in connection with debt with related parties	-	39,965
Accretion interest expense in connection with debt discount related to notes payable	147,606	18,294
Beneficial conversion feature recorded as interest expense	552,778	-
Impairment of monitoring equipment and parts	150,000	-
Loss on disposal of property and equipment	1,365	3,539
Loss on disposal of monitoring equipment and parts	31,851	37,352
Gain on disposal of discontinued operations	(285,255)	-
Change in assets and liabilities:
Accounts receivable, net	(3,248,722)	262,579
Notes receivable	-	(128,290)
Inventories	7,607	(31,246)
Prepaid expenses and other assets	(43,784)	(880,804)
Accounts payable	(83,600)	108,717
Accrued expenses	2,074,597	380,801
Deferred revenue	(317,551)	1,271,060
Net cash provided by (used in) operating activities	(1,088,238)	579,142

Cash flow from investing activities:
Purchase of property and equipment	(3,826)	(61,330)
Purchase of monitoring equipment and parts	(229,000)	(968,386)
Payments from note receivable	37,332	-
Net cash used in investing activities	(195,494)	(1,029,716)

Cash flow from financing activities:
Borrowings on related-party notes payable	1,800,000	1,300,000
Principal payments on related-party notes payable	-	(1,885,760)
Proceeds from notes payable	-	923
Principal payments on notes payable	(187,947)	(170,467)
Net proceeds from issuance of Series D Convertible Preferred stock	-	1,808,000
Net cash provided by financing activities	1,612,053	1,052,696

Cash flow from discontinued operations:
Net cash provided by operating activities	-	289,197
Net cash used in investing activities	-	-
Net cash used in financing activities	-	(25,607)
Net cash provided by discontinued operations	-	263,590

Net increase in cash	328,321	865,712
Cash, beginning of period	592,197	949,749
Cash, end of period	$920,518	$1,815,461

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	December 31, 2011
	2012	2011
Cash paid for interest	$41,715	$65,653

Supplemental schedule of non-cash investing and financing activities:
Issuance of 0 and 6,000,000 stock warrants, respectively, for settlement of debt	-	253,046
Issuance of 20,761,551and 5,376,449 shares of common stock in connection with Series D Preferred stock dividends	630,528	541,797
Series D Preferred stock dividends earned	630,330	601,862
Issuance of 0 and 3,700,000 warrants for Board of Director fees	-	105,042
Issuance of 0 and 600,000 shares of common stock for Board of Director fees	-	48,060
Issuance of 0 and 172,704 shares of common stock for related-party royalty payable	-	14,386
Issuance of 0 and 1,200,000 warrants to a consultant for services	-	33,358

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)            BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2012, and results of its operations for the three months ended December 31, 2012 and 2011.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  The results of operations for the three months ended December 31, 2012 may not be indicative of the results for the fiscal year ending September 30, 2013.

(2)            GOING CONCERN

Although the Company recorded operating income of $13,773, we also reported a net loss of $562,043 for the three months ended December 31, 2012. If the Company is unable to generate positive cash flow, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to achieve successful operations, the Company must consistently generate positive cash flows from operating activities.

Management’s plan with respect to this uncertainty include expanding the market for its ReliAlert™ portfolio of products and services and extending existing contracts with our customers. There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to supplement its cash flows from operating activities, the Company may be required to obtain additional funding, and if it is unable to do so, the Company may have to cease operations.

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

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  During the three months ended December 31, 2012 and 2011, the Company had no impairments.

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

Product Sales
The Company may sell its monitoring devices in certain situations to its customers. In addition, the Company may sell equipment in connection with the building out and setting up of a monitoring center on behalf of its customers. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL® and ReliAlert™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with the Company.  The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

 (7)           GEOGRAPHIC INFORMATION

During the three months ended December 31, 2012, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three months ended December 31, 2012 and 2011, are as follows:

	December 31, 2012	December 31, 2011
United States of America	$2,245,664	$2,406,877
Latin American Countries	3,018,477	1,355,897
Caribbean Countries and Commonwealths	786,530	570,099
Other Foreign Countries	14,699	10,450
Total	$6,065,370	$4,343,323

The long-lived assets, net of accumulated depreciation, used in the generation of revenues by geographic area as of December 31, 2012 and September 30, 2012, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
United States of America	$449,498	$514,571	$1,242,278	$2,176,643
Latin American Countries	-	-	1,425,610	719,171
Caribbean Countries and Commonwealths	-	-	216,557	263,782
Other Foreign Countries	-	-	11,798	14,018
Total	$449,498	$514,571	$2,896,243	$3,173,614

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2012 and 2011, there were 509,498,493 and 435,502,286 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of December 31, 2012 and 2011, consisted of the following:

	December 31, 2012	December 31, 2011
Conversion of debt and accrued interest	117,214,000	-
Conversion of Series D Preferred stock	292,578,000	293,118,000
Exercise of outstanding common stock options and warrants	67,306,493	109,984,286
Exercise and conversion of outstanding Series D Preferred
stock warrants	32,400,000	32,400,000
Total common stock equivalents	509,498,493	435,502,286

As of December 31, 2012, $3,761,225 of debt and accrued interest which were owed by the Company under a loan and security agreement which contained an option by the lender to convert into 167,165,556 shares of common stock, a rate of $0.0225 per share, convertible after March 1, 2013; and therefore, were not included in the table above.

 (9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of December 31, 2012 and September 30, 2012, respectively, inventory consisted of the following:

	December 31,	September 30,
	2012	2012
Raw materials	$814,959	$822,566
Reserve for damaged or obsolete inventory	(192,000)	(192,000)
Total inventory, net of reserves	$622,959	$630,566

(10)          PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and September 30, 2012, were as follows:

	December 31,	September 30,
	2012	2012
Equipment, software and tooling	$2,228,898	$2,240,588
Automobiles	33,466	33,466
Leasehold improvements	131,412	131,537
Furniture and fixtures	292,896	295,755
Total property and equipment before accumulated depreciation	2,686,672	2,701,346
Accumulated depreciation	(2,237,174)	(2,186,775)
Property and equipment, net of accumulated depreciation	$449,498	$514,571

Depreciation expense for the three months ended December 31, 2012 and 2011, was $67,156 and $70,662, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the three months ended December 31, 2012 and 2011, the Company disposed of property and equipment with a net book value of $1,365 and $0, respectively.

(11)          MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2012 and September 30, 2012, was as follows:

	December 31,	September 30,
	2012	2012
Monitoring equipment	$3,868,640	$3,890,974
Less: accumulated depreciation	(972,397)	(717,360)
Monitoring equipment, net of accumulated depreciation	$2,896,243	$3,173,614

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Depreciation expense for the three months ended December 31, 2012 and 2011, was $324,246 and $410,574, respectively.  Additionally, as of December 31, 2012, the Company reserved $150,000 for future monitoring equipment impairment. These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2012 and 2011, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $31,851 and $37,352, respectively.

(12)          INTANGIBLE ASSETS

As of December 31, 2012, the Company had recorded intangible assets related to the acquisition of controlling interest of Court Programs, Bishop Rock Software, and International Surveillance Services Corp (“ISS”).  The Company has also entered into a license agreement related to the use of certain patents. The following table summarizes the balance of intangible assets as of December 31, 2012:

	Court Programs, Inc.	International Surveillance Services Corp.	Patent	Total

Other intangible assets:
Trade name	$99,000	$-	$-	$99,000
Software	-	-	-	-
Customer relationships	6,000	-	-	6,000
Patent license agreement	-	-	50,000	50,000
Non-compete agreements	6,000	-	-	6,000
Royalty agreement	-	5,003,583	-	5,003,583
Total intangible assets	111,000	5,003,583	50,000	5,164,583
Accumulated amortization	(67,933)	(375,268)	(16,205)	(459,406)
Intangible assets, net of accumulated amortization	$43,067	$4,628,315	$33,795	$4,705,177

Court Programs
The Company completed the acquisition of Court Programs, Inc., a Mississippi corporation, Court Programs of Northern Florida, Inc., a Florida corporation, and Court Programs of Florida, Inc., a Florida corporation (collectively, “Court Programs”) on March 1, 2010, to utilize its preexisting business relationships to gain more market share and expand available service offerings.

As of December 31, 2012, the Company had a balance of other intangible assets of $111,000, as noted in the table above.  The Company recorded $24,233 of amortization expense on intangible assets for Court Programs during the three months ended December 31, 2012, resulting in a total accumulated amortization of $67,933 and net other intangible assets of $43,067.

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

As of December 31, 2012, the Company had a balance of $5,003,583 of intangible assets, as noted in the table above. The Company recorded $62,544 of amortization expense on intangible assets for ISS during the three months ended December 31, 2012, resulting in a total accumulated amortization of $375,268 and net other intangible assets of $4,628,315.

Patent License
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

The Company paid $50,000 as consideration for the use of this patent. The Company recorded $1,389 of amortization expense for the patent during the three months ended December 31, 2012, resulting in a total accumulated amortization relating to the patent of $16,205 and net intangible assets of $33,795.

(13)          ROYALTY PURCHASE COMMITMENT

On September 5, 2012, the Company entered into an agreement to redeem the royalty held by Borinquen Container Corporation (“Borinquen”) pursuant to a royalty agreement dated July 1, 2011, as amended.  Under the terms of the royalty, Borinquen had the right to receive 20 percent of net revenues derived within certain geographic territories.

The Company capitalized the total cost of the royalty purchase commitment, $10,768,555, as a non-current asset and recorded a loan payable to Borinquen to reflect the obligation (see Notes 16 and 23 for additional information).  The Company will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty. The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory. The Company will begin amortizing the amount paid for the royalty once the repurchase is completed. Funds for the purchase of the royalty were to be provided under a Loan and Security Agreement from Sapinda Asia Limited (“Sapinda Asia”). The loan was not fully funded and the necessary payments were not made in full to Borinquen. Consequently, Borinquen terminated the agreement on December 26, 2012.  Subsequent to December 31, 2012, the Company, Sapinda Asia and Borinquen entered into an agreement to complete the purchase.

(14)          ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012
Accrued royalties	$1,433,245	$641,446
Accrued taxes - foreign and domestic	647,682	271,240
Accrued payroll, taxes and employee benefits	592,303	614,936
Accrued settlement costs	444,000	50,000
Accrued consulting	343,572	352,072
Accrued outside services	333,294	38,630
Accrued board of directors fees	330,000	265,000
Accrued interest	210,712	36,841
Accrued cost of revenues	107,401	4,467
Accrued other expenses	63,420	184,017
Accrued legal costs	36,557	14,628
Accrued cellular costs	33,350	27,662
Accrued warranty and manufacturing costs	30,622	30,622
Total accrued expenses	$4,606,158	$2,531,561

(15)          DEBT OBLIGATIONS

Debt obligations as of December 31, 2012 and September 30, 2012, consisted of the following:

	December 31,	September 30,
	2012	2012

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability will be paid quarterly through March 2013.	$25,000	$200,000

Note issued in connection with the acquisition of a subsidiary. Note matures in July 2013. The note is currently in default bearing interest at a rate of 18% per annum.	97,091	94,459

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2013 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	105,630	118,099

Note payable due to the Small Business Administration ("SBA"). Note bears interest at 4.00% and matures April 2037. The note is secured by Court Programs, Inc.	201,204	201,204

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 0.0% and 8.9%, due through February 2016. $125,614 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	11,796	12,274

Total debt obligations	440,721	626,036
Less current portion	(184,387)	(366,141)
Long-term debt, net of current portion	$256,334	$259,895

(16)          RELATED-PARTY TRANSACTIONS

The Company entered into certain transactions with related parties during the three months ended December 31, 2012. These transactions consist mainly of financing transactions and consulting arrangements.  Transactions with related parties are reviewed and approved by the independent members of the Board of Directors.

Royalty Agreement and Loan and Security Agreement

On August 4, 2011, with an effective date of July 1, 2011, the Company entered into an agreement (the “Royalty Agreement”) with Borinquen (see Note 12) to purchase ISS in consideration of 62,000,000 shares of our common stock, valued at the market price on the date of the Royalty Agreement at $0.082 per share, or $5,084,000, and the grant to Borinquen of the royalty in the amount of 20 percent of the Company’s net revenues from the sale or lease of monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years.  (See Note 13.) The royalty payments are due quarterly through June 30, 2031.  In the event the Company fails to make the royalty payments when due, in cash or in shares of common stock, at its discretion, the royalty rate is increased to 50 percent in certain portions of the territory, and 30 percent in others.

On September 5, 2012, the Company entered into an agreement to redeem the royalty, subject to certain terms, based upon expected funding from Sapinda Asia.  The Company capitalized the total cost of the royalty purchase commitment, $10,768,555, as a non-current asset and recorded a loan payable to Borinquen to reflect the obligations under that agreement.

On December 3, 2012, the Company entered into the Loan and Security Agreement (the “Loan”) with Sapinda Asia whereby Sapinda Asia agreed to loan the Company $16,640,000 at 8% interest per annum.  Sapinda Asia failed to timely fund under the terms of the Loan, thereby forfeiting the loan origination fee of $640,000.  In addition Sapinda Asia incurred penalties of $5,000 per day, payable to the Company, until the Loan was fully funded.  Borinquen terminated the agreement to redeem the royalty on December 26, 2012.  On February 1, 2013, the Company, Sapinda Asia and Borinquen entered into a Settlement and Royalty and Share Buy Back to complete the repurchase of the royalty and to pay accrued royalty expenses for a total payment of $13,000,000.  The funds to purchase the royalty were provided by the Loan.  The Loan is due on June 17, 2014.  As a condition to the Loan, Sapinda Asia required the Comopany to name a nominee from Tetra House Pte. Ltd. (Guy Dubois) to its Board of Directors and to conduct an exchange offer to retire the Series D Preferred Stock.  Sapinda Asia has the right to convert the Loan principal and accrued interest into common stock at a rate of $0.0225 per share, beginning March 1, 2013.  The Loan is secured by all of the intellectual property and other assets of the Company and by the royalty.  If the Company fails to complete the exchange offer, or in the event of a default under the Loan, Sapinda Asia may purchase the royalty by reducing the outstanding principal of the Loan in the amount of $10,739,426.

The Company will amortize the asset over the remaining term of the Royalty Agreement (19 years), subject to periodic tests for impairment.  The Company will begin amortizing the amount paid for the royalty beginning February 1, 2013, the date the repurchase was completed. As of the date of this filing, the Company is reviewing the potential accounting treatment of this transaction.

Related-Party Notes Payable

	December 31,	September 30,
	2012	2012

Note payable in connection with the redemption of a royalty agreement for $10,768,555. The note required installment payments and matured December 17, 2012. Subsequent to December 31, 2012, this note was paid off.	$10,050,027	$10,050,027

Note payable in connection with the purchase of the remaining ownership of Court Programs, Inc., interest at 12% per annum, with monthly payments of $10,000. The note matured November 2012. Subsequent to December 31, 2012, the note was paid off.	46,694	46,694

The Company received $500,000 from Mr. Derrick, a shareholder and former officer. The terms of this financing have not been determined as of the date of this filing.	500,000	500,000

Convertible debenture with an interest rate of 8% per annum. The debenture matured December 17, 2012 and is secured by the domestic patents of the Company. Subsequent to December 31, 2012, the debenture and accrued interest was converted into 23,556,756 shares of Common Stock.	500,000	500,000

Convertible debenture with an interest rate of 8% per annum. The debenture matured December 17, 2012 and is secured by the domestic patents of the Company. Subsequent to December 31, 2012, the debenture and accrued interest was converted into 94,509,600 shares of Common Stock.	2,000,000	2,000,000

The Company received $3,700,000 through the issuance of convertible debentures with an interest rate of 8% per annum. The debentures mature on June 17, 2014. This debenture may convert into shares of common stock at a rate of $0.0225 per share. A debt discount of $566,667 and $633,333, respectively, was recorded to reflect a beneficial conversion feature. As of December 31, 2012, the remaining debt discount was $1,032,999.	2,667,001	1,288,693

Total related-party debt obligations	15,763,722	14,385,414
Less current portion	(12,235,890)	(12,675,727)
Long-term debt, net of current portion	$3,527,832	$1,709,687

During the three months ended December 31, 2012, the Company lowered the conversion right from $0.03 to $0.0225 per share for convertible debentures totaling $2,500,000 in order for the holders to release their lien on the domestic patents of the Company to allow the patents to be pledged under the Loan.  Accordingly, lowering the conversion rate resulted in an immediate charge to interest expense in the amount of $552,778.

(17)           COMMON STOCK

Authorized Shares

The Company held an Annual Shareholders meeting on December 21, 2011, at which time the shareholders approved an amendment to increase the total authorized shares of common stock from 600,000,000 to 1,250,000,000 shares.

Common Stock Issuances

During the three months ended December 31, 2012, the Company issued 20,760,551 shares of common stock to pay $630,528 of accrued dividends on Series D Preferred stock.  Subsequent to December 31, 2012, the Company issued 9,027,749 shares of common stock as payment of dividends on Series D Preferred stock for the first fiscal quarter ended December 31, 2012.

(18)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 18,000,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the three months ended December 31, 2011, the Company adopted into the 2012 Plan options to purchase 6,000,000 shares of common stock under this plan that were previously issued on September 30, 2011. As of December 31, 2012, 12,000,000 shares of common stock were available for future grants under the 2012 Plan.

For the three months ended December 31, 2012 and 2011, the Company calculated compensation expense of $7,344 and $66,886, respectively, related to the vesting of stock options granted under Company stock incentive plans. Compensation expense associated with unvested stock options and warrants of $22,332 will be recognized over the next year.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 0 and 10,900,000 shares of common stock during the three months ended December 31, 2012 and 2011, respectively.  The Company recorded $7,344 and $602,475 of expense for the three months ended December 31, 2012 and 2011, respectively, related to the vesting and re-pricing of all stock options and warrants granted in prior years.  Of the $602,475 of expense recorded during the three months ended December 31, 2011, $66,886 of expense resulted from the 2012 Plan and the remaining $535,589 of expense resulted from options and warrants issued outside the 2012 Plan.  Compensation expense associated with unvested stock options and warrants of $22,332 will be recognized over the next year.  The option and warrant grants for three months ended December 31, 2012 and 2011 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2012	2011
Expected cash dividend yield	-	-
Expected stock price volatility	-	95%
Risk-free interest rate	-	0.36%
Expected life of options/warrants	-	2 years

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

A summary of stock option activity for the three months ended December 31, 2012 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	67,356,493	$0.14
Granted	-	$-
Expired / Cancelled	(50,000)	$0.13

Outstanding as of December 31, 2012	67,306,493	$0.14	1.84 years	$-
Exercisable as of December 31, 2012	65,321,254	$0.14	1.84 years	$-

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

Series D Convertible Preferred Stock
On July 27, 2011, the Company amended its Articles of Incorporation and increased the total designated shares of Series D Preferred stock from 70,000 to 85,000 shares.

During the three months ended December 31, 2012, the Company did not issue any Series D Preferred stock. As of December 31, 2012 and September 30, 2012, there were 48,763 Series D Preferred shares outstanding.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the three months ended December 31, 2012, the Company issued 20,760,551 shares of common stock to pay $630,528 of accrued dividends on the Series D Preferred stock earned during the three months ended September 30, 2012.  Subsequent to December 31, 2012, the Company issued 9,027,749 shares of common stock to pay $630,330 of accrued dividends on Series D Preferred stock earned during the three months ended December 31, 2012.

Convertibility
Each share of Series D Preferred stock may be converted into 6,000 shares of common stock, commencing after ninety days from the date of issue.  During the three months ended December 31, 2012, no shares of Series D Preferred stock were converted into common stock.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  For both periods ending December 31, 2012 and September 30, 2012, there were 48,763shares of Series D Preferred stock outstanding with voting rights equivalent to 292,578,000 shares of common stock.

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

Series D Preferred Stock Purchase Warrants
As of December 31, 2012 and September 30, 2012, the Company had warrants outstanding for the purchase of 5,400 shares of Series D Preferred stock. The warrants were issued in connection with a subscription to purchase Series D Preferred stock.

(20)           CHANGES IN EQUITY

A summary of the composition of equity of the Company as of December 31, 2012, and the changes during the three months then ended is presented in the following table:

Total Equity
Balance at September 30, 2012	$4,427,137
Issuance of common stock for:
Dividends from Series D Preferred stock	630,528
Vesting of stock options and warrants	7,344
Series D Preferred dividends	(630,330)
Beneficial conversion feature related to convertible debenture (see Note 15)	1,119,444
Net loss	(562,043)
Balance at December 31, 2012	$4,992,080

(21)           COMMITMENTS AND CONTINGENCIES

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

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its Court Programs subsidiary.  The case resulted from actions of a former agent of the Company’s subsidiary.  The Company intends to defend itself in this matter. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation.  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and ISS, claiming negligence by ISS and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is vigorously defending this case and believes ISS acted appropriately.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company granted RACO warrants to purchase 6,000,000 shares of the Company’s Common Stock at an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model during the quarter ended December 31, 2011.  The Company was late in making some required payments to RACO and RACO filed a complaint on June 4, 2012. The Company entered into a settlement with RACO to pay a total of $350,000 in two payments, the first of which has been made and the second payment of $150,000 is scheduled for February 21, 2013.

(22)           DISCONTINUED OPERATIONS

SecureAlert, Inc. entered into a Stock Purchase Agreement with certain of the former principals of its wholly owned subsidiary, Midwest Monitoring & Surveillance, Inc. (“Midwest”) whereby they purchased from the Company all of the issued and outstanding capital stock of Midwest. The agreement is effective as of October 1, 2012. Midwest was a component of the Company’s consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the assets and liabilities of Midwest reported as discontinued operations for December 31, 2012 and September 30, 2012 periods are as follows:

	December 31,	September 30,
	2012	2012
Current assets:
Cash	$-	$102,914
Accounts receivable, net of allowance for doubtful accounts	-	328,163
Note receivable	-	81,389
Prepaid expenses and other assets	-	206,507
Total current assets	$-	$718,973

Non-current assets:
Property and equipment, net of accumulated depreciation	$-	$162,922
Monitoring equipment, net of accumulated amortization	-	151,496
Deposits	-	7,000
Goodwill	-	375,000
Intangible assets, net of accumulated amortization	-	81,334
Total non-current assets	$-	$777,752

Current liabilities:
Accounts payable	$-	$439,624
Accrued liabilities	-	469,501
Deferred revenue	-	56,457
Current portion of long-term related-party debt	-	117,576
Current portion of long-term debt	-	268,077
Total current liabilities	$-	$1,351,235

Long-term liabilities:
Long-term portion of related-party debt	-	21,025
Long-term portion of debt	-	190,055
Total long-term liabilities	$-	$211,080

A summary of the operating results of discontinued operations for the three months ended December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2012	2011
Revenues	$-	$1,211,381
Cost of revenues	-	(787,768)
Gross profit	-	443,570
Selling, general and administrative	-	(409,742)
Income from operations	-	33,828
Other income	-	664
Net income from discontinued operations	$-	$34,492

(23)          SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to December 31, 2012, the following events occurred:

1)	9,027,749 shares of common stock were issued for first quarter Series D Preferred stock dividends, valued at $630,330.

2)	3,253,267 shares of common stock were issued for services in connection with a consulting agreement, valued at $71,979.

3)	The Company cancelled a data subscriber service agreement totaling $1,075,000 over four years for $350,000 to be paid in two installments ending on February 21, 2013.

4)	13,200,000 shares of common stock were issued upon the conversion of 2,200 shares of Series D Preferred stock.

5)
On February 1, 2013, the Company entered into the Settlement and Royalty and Share Buy Back Agreement with Borinquen and Sapinda Asia to repurchase the royalty from Borinquen for a price of $13,000,000 (see Note 16).

6)	Mr. Schafran, a director of the Company, resigned from the Board of Directors on February 1, 2013.

7)
On February 8, 2013, the Company sold Court Programs, Inc., a Mississippi corporation (“CPI”), to its former owner, who purchased all of its outstanding stock for a price of approximately $327,000 in debt and other accrued liabilities net of assets valued at approximately $154,000.  Additionally, the buyer signed a promissory note in the principal amount of $60,000 which matures on June 1, 2013, secured by shares of the Company’s Series D Preferred stock.

8)	118,066,356 shares of common stock were issued from the conversion of $2,500,000 in convertible debentures and accrued interest at a rate of $0.0225 per share.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2012, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “SecureAlert,” “we,” “our,” “us,” refer to SecureAlert, Inc., a Utah corporation.

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

Critical Accounting Policies

In Note 2 to the consolidated financial statements for the fiscal year ended September 30, 2012 included in our Form 10-K, we discuss those accounting policies that are considered to be significant in determining our results of operations and financial position.

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

Results of Operations

Continuing Operations - Three months ended December 31, 2012, compared to three months ended December 31, 2011

Revenues

For the three months ended December 31, 2012, we had revenues from operations of $6,065,370, compared to $4,343,323 for the three months ended December 31, 2011, an increase of $1,722,047 (40%).  Of these revenues, $4,852,873 and $3,149,014 were from monitoring and other related services for the three months ended December 31, 2012 and 2011, respectively, an increase of $1,703,859 (54%).  For the three months ended December 31, 2012, the international revenue was $3,819,706, compared to $1,936,446 for the three months ended December 31, 2011, an increase of $1,883,260 (97%); the significant increase in revenue was due to increased monitoring revenue in the international market.

Product revenues increased from $1,194,309 for the three months ended December 31, 2011, compared to $1,212,497 for the three months ended December 31, 2012, an increase of $18,188 (2%).

For the three months ended December 31, 2012 and 2011, domestic revenues from one-piece activated GPS tracking devices supported entirely about a single limb of the monitored person totaled $1,390,579 and $1,512,065 respectively.

Cost of Revenues

During the three months ended December 31, 2012, cost of revenues totaled $3,142,005, compared to cost of revenues during the three months ended December 31, 2011 of $2,061,209, an increase of $1,080,796.  The increase in cost of revenues in 2012 resulted primarily from increases of $624,295 in royalties related to international sales, as well as higher net revenues during the 2012 quarter.

Depreciation for the three months ended December 31, 2012 and 2011 totaled $324,246 and $410,574, respectively. Depreciation costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the three months ended December 31, 2012, gross profit totaled $2,923,365, or 48 percent of net revenues, compared to $2,282,114, or 53 percent of net revenues during the three months ended December 31, 2011, an improvement of $641,251, but a decrease of 5 percentage points, primarily due to an increase in royalty expense in connection with our international markets. Subsequent to December 31, 2012, this royalty was repurchased by the Company.

Research and Development Expenses

During the three months ended December 31, 2012, we incurred research and development expenses of $201,594 compared to research and development expenses for the three months ended December 31, 2011 totaling $331,634. These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended December 31, 2012, our selling, general and administrative expenses totaled $2,357,998, compared to $3,360,427 for the three months ended December 31, 2011.  The decrease of $1,002,429 is the result of a reduction of bad debt ($105,147) which primarily resulted from improved billing and collection procedures and processes, a reduction of consulting expense ($491,504), and a reduction of payroll expense ($65,576) which primarily resulted through reduced staffing.

Other Income and Expense

For the three months ended December 31, 2012, interest expense was $844,874, compared to $283,272 for the three months ended December 31, 2011. The change of interest expense is related the convertible debentures.

Net Loss

We had a net loss from continuing operations for the three months ended December 31, 2012 totaling $847,298, compared to a net loss of $1,653,313 for the three months ended December 31, 2011.  This decrease of $806,015 is a result from lowered selling, general and administrative expenses for the quarter, as compared to last year.

Discontinued Operations - Three months ended December 31, 2012, compared to three months ended December 31, 2011

SecureAlert, Inc. entered into a Stock Purchase Agreement with certain of the former principals of our wholly owned subsidiary, Midwest, whereby they purchased from us all of the issued and outstanding capital stock of Midwest. The agreement is effective as of October 1, 2012. Midwest was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the three months ended December 31, 2012 and 2011 is as follows:

	December 31,	December 31,
	2012	2011
Revenues	$-	$1,211,381
Cost of revenues	-	(787,768)
Gross profit	-	443,570
Selling, general and administrative	-	(409,742)
Income from operations	-	33,828
Other income	-	664
Net income from discontinued operations	$-	$34,492

Liquidity and Capital Resources

We were unable to finance our business solely from cash flows from operating activities. During the three months ended December 31, 2012, we supplemented cash flows to finance our business from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $1,612,053.

As of December 31, 2012, we had unrestricted cash of $920,518 and a working capital deficit of $10,180,261, compared to unrestricted cash of $592,197 and a working capital deficit of $13,600,345 as of September 30, 2012.  For the three months ended December 31, 2012, our operating activities used cash of $1,088,238 compared to $579,142 of cash provided in operating activities for the three months ended December 31, 2011.

We used cash of $195,494 for investing activities during the three months ended December 31, 2012, compared to $1,029,716 of cash used in investing activities in the three months ended December 31, 2011.

Financing activities for the three months ended December 31, 2012, provided cash of $1,612,053, compared to $1,052,696 for the three months ended December 31, 2011. For the three months ended December 31, 2012, we received proceeds of $1,800,000 from the issuance of a convertible debenture from a related-party entity.  Cash decreased by $187,947 due to principal payments made on notes payable.  Cash provided by financing activities was used to support operating activities.

Cash flow from discontinued operations for the three months ended December 31, 2012, provided cash of $0, compared to $263,590 for the three months ended December 31, 2011.

Although we recorded operating income of $13,773, we also reported a net loss of $562,043 for the three months ended December 31, 2012. If we are unable to generate positive cash flow from operations, there is substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to achieve successful operations, we must consistently generate positive cash flows from operating activities.

Management’s plan with respect to this uncertainty include expanding the market for its ReliAlert™ portfolio of products and services and extending existing contracts with our customers. There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If we are unable to supplement our cash flows from operating activities, we may be required to obtain additional funding, and if we are unable to do so, we may have to cease operations.

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

Foreign Currency Risks.  We had $3,819,706 and $1,936,446 in revenues from sources outside the United States for the three months ended December 31, 2012 and 2011, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $8,204 and $65,666 during the three months ended December 31, 2012 and 2011, respectively.  We occasionally purchase goods and services in foreign currencies which did not result in any currency exchange rate losses during the three months ended December 31, 2012 and 2011.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its Court Programs subsidiary.  The case resulted from actions of a former agent of the Company’s subsidiary.  The Company intends to defend itself in this matter. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation.  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and International Surveillance Services Corporation, a wholly-owned subsidiary of the Company (“ISS”), claiming negligence by ISS and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is vigorously defending this case and believes ISS acted appropriately.  The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

RACO Wireless LLC v SecureAlert, Inc. On October 12, 2010, RACO Wireless, LLC (“RACO”) filed a complaint alleging that the Company breached a contract by failing to place a sufficient number of RACO SIM chips in its new activations of monitoring devices.  The Company denied these allegations and filed a counterclaim against RACO.  During the fiscal year ended September 30, 2011, the parties agreed to settle this litigation. As part of the settlement agreement, the Company granted RACO warrants to purchase 6,000,000 shares of the Company’s Common Stock at an exercise price of $0.098 per share, valued at $253,046 using the Black-Scholes valuation model during the quarter ended December 31, 2011.  The Company was late in making some required payments to RACO and RACO filed a complaint on June 4, 2012. The Company entered into a settlement with RACO to pay a total of $350,000 in two payments, the first of which has been made and the second payment of $150,000 is scheduled for February 21, 2013.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2012, we sold the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including Regulation D and Regulation S.

Common Stock

We issued a total of 20,760,551 shares of common stock as payment of dividends on our Series D Convertible Preferred stock.

Additionally, subsequent to December 31, 2012, we issued shares of common stock as follows:  1) 9,027,749 shares as payment of dividends on our Series D Preferred stock for the first fiscal quarter ended December 31, 2012; 2) 3,253,267 shares of common stock were issued for services in connection with a consulting agreement, valued at $71,979, 3) 13,200,000 shares of common stock were issued upon the conversion of 2,200 shares of Series D Preferred stock, and 4) 118,066,356 shares of common stock were issued from the conversion of $2,500,000 in convertible debentures and accrued interest at a rate of $0.0225 per share.

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

10.28
Addendum to the Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed as Exhibit on Form 10-Q for the six months ended March 31, 2012, filed in May 2012).

10.29	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (previously filed on Form 8-K in December 2012).

10.30	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).

10.31	Stock Purchase Agreement between David Rothbart and SecureAlert, effective February 8, 2013.

31.1	Certification of Member of Executive Committee under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Member of Executive Committee under Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SecureAlert, Inc.

Date: February 14, 2013	By:	/s/ George F. Schmitt
George F. Schmitt, Member of Executive Committee
(Acting Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Winfried Kunz
Winfried Kunz, Member of Executive Committee
(Acting Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)