Form 10-Q
period 2013-03-31
SecureAlert, Inc.
filed 2013-05-15
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2013 was 5,892,489.  Share and per share information for the period covered by this report and for prior periods has been retroactively adjusted in this report to reflect the effects of a 200 for 1 reverse stock split of the Company’s common stock approved February 28, 2013 by the Company’s shareholders and effective as of March 25, 2013.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5	Other Information	27
Item 6	Exhibits	27

Signatures		31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
Assets	2013	2012
Current assets:
Cash	$2,703,749	$458,029
Accounts receivable, net of allowance for doubtful accounts of $305,000 and $772,000, respectively	5,274,143	2,411,701
Note receivable, current portion	162,072	74,801
Prepaid expenses and other	2,141,408	1,760,579
Inventory, net of reserves of $192,000 and $192,000, respectively	435,791	630,566
Current assets from discontinued operations	-	989,905
Total current assets	10,717,163	6,325,581
Property and equipment, net of accumulated depreciation of $2,001,410 and $1,889,041, respectively	392,152	506,599
Monitoring equipment, net of accumulated depreciation of $1,225,111 and $669,929, respectively	2,617,682	3,171,947
Note receivable, net of current portion	59,508	112,492
Intangible assets, net of accumulated amortization of $813,385 and $789,996, respectively	15,857,180	15,517,617
Other assets	80,375	65,597
Non-current assets from discontinued operations, net of accumulated depreciation of $0 and $2,837,498, respectively	-	833,892
Total assets	$29,724,060	$26,533,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$729,271	$1,830,075
Accrued liabilities	3,299,099	2,439,451
Dividends payable	393,815	630,528
Deferred revenue	14,676	354,570
Current portion of long-term related-party debt	-	12,654,701
Current portion of long-term debt, net of debt discount	147,904	339,151
Current liabilities from discontinued operations	-	1,677,450
Total current liabilities	4,584,765	19,925,926
Long-term related-party debt, net of current portion and debt discount	3,545,102	1,730,712
Long-term debt, net of current portion	45,525	85,680
Long-term liabilities from discontinued operations	-	364,270
Total liabilities	8,175,392	22,106,588

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 468 and 48,763 shares outstanding, respectively (aggregate liquidation preference of $467,507)	1	5
Common stock, $0.0001 par value: 15,000,000 shares authorized; 5,860,398 and 3,096,642 shares outstanding, respectively	586	310
Additional paid-in capital	272,122,971	252,940,448
Accumulated deficit	(250,574,890)	(248,513,626)
Total equity	21,548,668	4,427,137
Total liabilities and stockholders’ equity	$29,724,060	$26,533,725

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Products	$165,253	$147,329	$299,047	$1,341,638
Monitoring and other related services	4,643,071	3,020,221	10,097,349	5,561,996
Total revenues	4,808,324	3,167,550	10,396,396	6,903,634

Cost of revenues:
Products	58,373	110,563	113,012	447,846
Monitoring and other related services	1,984,697	1,474,717	4,908,576	2,946,298
Total cost of revenues	2,043,070	1,585,280	5,021,588	3,394,144

Gross profit	2,765,254	1,582,270	5,374,808	3,509,490

Operating expenses:
Selling, general and administrative (including non-cash expenses of $125,166, $557,308, 132,510 and $1,306,277, respectively, of compensation expense paid in stock, stock options and warrants or as a result of amortization of stock-based compensation)	2,124,965	3,114,362	4,162,987	6,115,219
Settlement expense	-	-	350,000	-
Research and development	197,603	344,771	399,197	676,405

Income (loss) from continuing operations	442,686	(1,876,863)	462,624	(3,282,134)

Other income (expense):
Currency exchange rate loss	(54,187)	-	(62,391)	(65,666)
Loss on disposal of equipment	-	(216)	(1,365)	(216)
Interest income	156,360	4,801	156,360	9,901
Interest expense (including non-cash expenses of $2,109,543, $15,598, $2,809,927, and $73,857, respectively, paid in stock, stock options and warrants, or re-pricing of warrants, or amortization of debt discount)	(2,358,727)	(102,486)	(3,201,951)	(337,907)
Other income (expense), net	175,083	108,763	167,100	164,224
Net loss from continuing operations	(1,638,785)	(1,866,001)	(2,479,623)	(3,511,798)
Gain on disposal of discontinued operations	139,564	-	424,819	-
Net loss from discontinued operations	-	(97,042)	(6,460)	(70,067)
Net loss	(1,499,221)	(1,963,043)	(2,061,264)	(3,581,865)
Dividends on Series D Preferred stock	(393,815)	(624,231)	(1,024,145)	(1,226,092)
Net loss attributable to SecureAlert, Inc. common stockholders	$(1,893,036)	$(2,587,274)	$(3,085,409)	$(4,807,957)
Net loss per common share, basic and diluted from continuing operations	$(0.40)	$(0.71)	$(0.68)	$(1.36)
Net loss per common share, basic and diluted from discontinued operations	$-	$(0.04)	$-	$(0.03)
Weighted average common shares outstanding, basic and diluted	4,102,000	2,624,305	3,638,000	2,584,315

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net Loss	$(2,061,264)	$(3,581,865)
(Income) loss from discontinued operations	(418,359)	70,067
Loss from continuing operations	(2,479,623)	(3,511,798)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,303,355	1,013,181
Vesting and re-pricing of stock options for services	14,688	1,119,818
Issuance and re-pricing of warrants with related parties	45,844	39,965
Accretion interest expense in connection with debt discount related to notes payable	1,757,149	33,892
Issuance of common stock for services	71,978	-
Beneficial conversion feature recorded as interest expense	1,052,778	3,502
Impairment of monitoring equipment and parts	300,000	-
Loss on disposal of property and equipment	1,490	216
Factional shares of common stock paid in cash	(1,996)	-
Loss on disposal of monitoring equipment and parts	54,360	77,889
Property and equipment disposed for services and compensation	-	2,790
Change in assets and liabilities:
Accounts receivable, net	(3,097,825)	(207,701)
Notes receivable	47,102	17,875
Inventories	194,775	(17,217)
Prepaid expenses and other assets	(160,230)	(1,446,518)
Accounts payable	(1,092,333)	202,112
Accrued expenses	2,367,622	813,314
Deferred revenue	(339,894)	787,969
Net cash provided by (used in) operating activities	39,240	(1,070,711)

Cash flow from investing activities:
Purchase of property and equipment	(17,607)	(89,642)
Purchase of monitoring equipment and parts	(466,784)	(1,435,050)
Net cash used in investing activities	(484,391)	(1,524,692)

Cash flow from financing activities:
Borrowings on related-party notes payable	2,800,000	2,980,000
Principal payments on related-party notes payable	-	(2,134,402)
Proceeds from convertible debentures	-	500,000
Proceeds from notes payable	-	1,588
Principal payments on notes payable	(254,319)	(465,171)
Net proceeds from issuance of Series D Convertible Preferred stock	-	1,808,000
Net cash provided by financing activities	2,545,681	2,690,015

Cash flow from discontinued operations:
Net cash provided by operating activities	126,715	169,076
Net cash used in investing activities	-	(17,788)
Net cash used in financing activities	18,475	(54,485)
Net cash provided by discontinued operations	145,190	96,803

Net increase in cash	2,245,720	191,415
Cash, beginning of period	458,029	949,749
Cash, end of period	$2,703,749	$1,141,164

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
Cash paid for interest	$220,445	$189,746

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants for settlement of debt	-	253,046
Issuance of common stock in connection with Series D Preferred stock dividends	1,260,858	1,143,659
Series D Preferred stock dividends earned	1,024,145	1,226,092
Issuance of warrants for Board of Director fees	310,000	105,042
Issuance of common stock shares for Board of Director fees	-	48,060
Issuance of shares of common stock, respectively, for related-party royalty payable	-	638,139
Issuance of common stock shares for settlement of debt	3,156,493	118,280
Issuance of warrants to a consultant for services	-	33,358
Issuance of common stock shares from the conversion of shares of Series D Preferred stock	189	42
Beneficial conversion feature recorded with convertible debt	15,619,444	406,667
Issuance of debt to repurchase royalty agreement	11,898,455	-

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)              BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2013, and results of its operations for the three and six months ended March 31, 2013 and 2012.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  The results of operations for the three months ended March 31, 2013 may not be indicative of the results for the fiscal year ending September 30, 2013.  On February 28, 2013, the shareholders of the Company approved a reduction in the authorized share capital of the Company to 15,000,000 shares of common stock, and a reverse split reducing the outstanding shares of the Company.  Share and per share information for the period covered by this report and for prior periods has been retroactively adjusted in this report to reflect the effects of a 200 for 1 reverse stock split of the Company’s common stock effective as of March 25, 2013.

(2)              GOING CONCERN

The Company has reported two consecutive quarters of operating income and positive cash flow from operational activities for the six months ended March 31, 2013; however, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which will depend considerably on the ability of the Company to retain and extend existing contracts with its customers. Management’s plan with respect to this uncertainty includes expanding the market for its ReliAlert™ portfolio of products and services and extending the terms to existing contracts. There can be no assurance that revenues will continue or increase in order to generate sufficient cash flow to repay the Company’s obligations.  If the Company is unable to supplement its cash flows from operating activities, the Company may be required to obtain additional funding, and if it is unable to do so, the Company may have to cease operations.

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

(5)               IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $300,000 and $0 of impairment expenses related to monitoring equipment for the six months ended March 31, 2013 and 2012, respectively.

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

 (7)              GEOGRAPHIC INFORMATION

During the six months ended March 31, 2013, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three and six months ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
United States of America	$1,778,884	$1,848,048	$3,547,250	$3,648,554
Latin American Countries	2,234,483	529,863	5,252,960	1,884,892
Caribbean Countries and Commonwealths	782,482	780,157	1,569,012	1,350,356
Other Foreign Countries	12,475	9,482	27,174	19,832
Total	$4,808,324	$3,167,550	$10,396,396	$6,903,634

The long-lived assets, net of accumulated depreciation, used in the generation of revenues by geographic area as of March 31, 2013 and September 30, 2012, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012
United States of America	$392,152	$506,599	$1,350,025	$2,174,976
Latin American Countries	-	-	1,052,210	719,171
Caribbean Countries and Commonwealths	-	-	192,070	263,782
Other Foreign Countries	-	-	23,377	14,018
Total	$392,152	$506,599	$2,617,682	$3,171,947

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of March 31, 2013 and 2012, there were 4,334,688 and 2,257,285 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of March 31, 2013 and 2012, consisted of the following:

	March 31, 2013	March 31, 2012
Conversion of debt and accrued interest	3,771,116	83,334
Conversion of Series D Preferred stock	14,040	1,463,490
Exercise of outstanding common stock options and warrants	387,532	548,461
Exercise and conversion of outstanding Series D Preferred
stock warrants	162,000	162,000
Total common stock equivalents	4,334,688	2,257,285

 (9)              INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of March 31, 2013 and September 30, 2012, respectively, inventory consisted of the following:

	March 31,	September 30,
	2013	2012
Raw materials	$627,791	$822,566
Reserve for damaged or obsolete inventory	(192,000)	(192,000)
Total inventory, net of reserves	$435,791	$630,566

(10)            PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and September 30, 2012, were as follows:

	March 31,	September 30,
	2013	2012
Equipment, software and tooling	$1,982,842	$1,981,936
Automobiles	33,466	33,466
Leasehold improvements	127,162	127,287
Furniture and fixtures	250,092	252,951
Total property and equipment before accumulated depreciation	2,393,562	2,395,640
Accumulated depreciation	(2,001,410)	(1,889,041)
Property and equipment, net of accumulated depreciation	$392,152	$506,599

Depreciation expense for the six months ended March 31, 2013 and 2012, was $128,077 and $194,348, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the six months ended March 31, 2013 and 2012, the Company disposed of property and equipment with a net book value of $1,490 and $6,545, respectively.

(11)            MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2013 and September 30, 2012, was as follows:

	March 31,	September 30,
	2013	2012
Monitoring equipment	$3,872,793	$3,841,876
Less: accumulated depreciation	(1,255,111)	(669,929)
Monitoring equipment, net of accumulated depreciation	$2,617,682	$3,171,947

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Depreciation expense for the six months ended March 31, 2013 and 2012, was $668,081 and $787,098, respectively.  Additionally, as of March 31, 2013, the Company reserved $300,000 for future monitoring equipment impairment. These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the six months ended March 31, 2013 and 2012, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $54,360 and $77,889, respectively.

(12)             INTANGIBLE ASSETS

As of March 31, 2013, the Company had recorded intangible assets related to an agreement to redeem the royalty held by Borinquen Container Corporation (“Borinquen”), the acquisition of International Surveillance Services Corp. (“ISS”) and a license agreement for the use of certain patents.  The following table summarizes the balance of intangible assets as of March 31, 2013:

	Borinquen Container Corporation	International Surveillance Services Corp.	Patent	Total

Other intangible assets:
Patent license agreement	$-	$-	$50,000	$50,000
Royalty agreement	11,616,982	5,003,583	-	16,620,565
Total intangible assets	11,616,982	5,003,583	50,000	16,670,565
Accumulated amortization	(357,979)	(437,813)	(17,593)	(813,385)

Intangible assets, net of accumulated amortization	$11,259,003	$4,565,770	$32,407	$15,857,180

Borinquen Container Corporation
On September 5, 2012, the Company entered into an agreement to redeem the royalty held by Borinquen pursuant to a royalty agreement dated July 1, 2011, as amended.  Under the terms of the royalty, Borinquen had the right to receive 20 percent of net revenues derived within certain geographic territories.

On February 1, 2013, the Company completed the redemption of the royalty with Borinquen which was funded under a Loan and Security Agreement from Sapinda Asia Limited (“Sapinda Asia”), see Note 15.  The Company capitalized the total cost of the royalty purchase commitment of $11,616,982, as a non-current asset and will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty. The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory.

As of March 31, 2013, the Company had a balance of $11,616,982 of intangible assets, as noted in the table above. The Company recorded $357,979 of amortization expense on intangible assets for ISS during the six months ended March 31, 2013, resulting in a total accumulated amortization of $357,979 and net other intangible assets of $11,259,003.

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

As of March 31, 2013, the Company had a balance of $5,003,583 of intangible assets, as noted in the table above. The Company recorded $125,088 of amortization expense on intangible assets for ISS during the six months ended March 31, 2013, resulting in a total accumulated amortization of $437,813 and net other intangible assets of $4,565,770.

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

The Company paid $50,000 as consideration for the use of this patent. The Company recorded $2,778 of amortization expense for the patent during the six months ended March 31, 2013, resulting in a total accumulated amortization relating to the patent of $17,593 and net intangible assets of $32,407.

 (13)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012
Accrued royalties	$765,200	$641,446
Accrued taxes - foreign and domestic	923,527	262,440
Accrued payroll, taxes and employee benefits	477,096	540,931
Accrued settlement costs	79,243	50,000
Accrued consulting	327,300	352,072
Accrued outside services	221,456	38,630
Accrued board of directors fees	15,000	265,000
Accrued interest	279,516	27,831
Accrued cost of revenues	37,575	4,467
Accrued other expenses	73,962	183,722
Accrued legal costs	27,873	14,628
Accrued cellular costs	40,729	27,662
Accrued warranty and manufacturing costs	30,622	30,622
Total accrued expenses	$3,299,099	$2,439,451

(14)           DEBT OBLIGATIONS

Debt obligations as of March 31, 2013 and September 30, 2012, consisted of the following:

	March 31,	September 30,
	2013	2012

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability was paid in March 2013.	$-	$200,000

Note issued in connection with the acquisition of a subsidiary. Note matures in July 2013. The note is currently in default bearing interest at a rate of 18% per annum.	98,901	94,459

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2013 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	85,683	118,098

Automobile loans with several financial institutions secured by the vehicles. Interest rates range between 0.0% and 8.9%, due through February 2016. $125,614 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	8,845	12,274

Total debt obligations	193,429	424,831
Less current portion	(147,904)	(339,151)
Long-term debt, net of current portion	$45,525	$85,680

(15)           RELATED-PARTY TRANSACTIONS

The Company entered into certain transactions with related parties during the six months ended March 31, 2013. These transactions consist mainly of financing transactions and consulting arrangements.  Transactions with related parties are reviewed and approved by the independent members of the Board of Directors.

Royalty Agreement, Loan and Security Agreement and Revolving Loan

On August 4, 2011, with an effective date of July 1, 2011, the Company entered into an agreement (the “Royalty Agreement”) with Borinquen (see Note 12) to purchase ISS in consideration of 310,000 shares of our common stock, valued at the market price on the date of the Royalty Agreement at $16.40 per share, or $5,084,000, and the grant to Borinquen of the royalty in the amount of 20 percent of the Company’s net revenues from the sale or lease of monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years (see Note 12). The royalty payments were due quarterly through June 30, 2031.  In the event the Company failed to make the royalty payments, in cash or in shares of common stock, at its discretion, the royalty rate would increase to 50 percent in certain portions of the territory, and 30 percent in others.

On September 5, 2012, the Company entered into an agreement to redeem the royalty with Borinquen.  On December 3, 2012, the Company entered into the Loan and Security Agreement (the “Loan”) with Sapinda Asia whereby Sapinda Asia agreed to loan to the Company $16,640,000 at 8% interest per annum.

The Loan contains the following covenants:

1)
SecureAlert shall provide to the director representing Tetra House Pte. a monthly cash flow report for each month throughout the term of this Loan showing the anticipated use of all loan proceeds and other cash outlays. After the conversion of the outstanding principal, accrued and unpaid interest and fees under the Loan into shares of SecureAlert’s Common Stock, Sapinda Asia shall have a right to require that all of the SecureAlert’s excess cash flow available after the payment of normal operating expenses and scheduled capital expenditures be applied to prepay the Loan without penalty.

2)	SecureAlert shall provide to the director representing Tetra House Pte. a rolling twelve (12) months profit and loss and cash flow projections.

3)
Each schedule and/or report required herein shall be updated monthly by SecureAlert and delivered to the director representing Tetra House Pte. no later than the twenty-fifth (25th) calendar day of each month.

4)
SecureAlert covenants and agrees that it shall not enter into any convertible loan agreement, debenture or other agreement providing for the issuance of new shares of SecureAlert's Common Stock at a price lower than the conversion price without the consent of Sapinda Asia.

Upon the occurrence of any one or more broken covenant outlined above or any other event of default, Sapinda Asia shall provide written notice of such event of default to SecureAlert who shall have thirty (30) days to cure such event(s) of default.

Sapinda Asia failed to timely fund under the terms of the Loan, thereby forfeiting the loan origination fee of $640,000. In addition Sapinda Asia incurred penalties of $5,000 per day, payable to the Company, until the Loan was fully funded. As of March 31, 2013, the Company recorded a receivable of $245,000 from Sapinda Asia for the incurred penalties pursuant to the Loan.

On February 1, 2013, the Company, Sapinda Asia and Borinquen entered into a Settlement and Royalty and Share Buy Back to complete the repurchase of the royalty ($11,616,982) and to pay accrued royalty expenses ($1,383,018) for a total payment of $13,000,000. The Company borrowed a total of $16,700,000 from Sapinda Asia. Of the $16,700,000, the Company used $13,000,000 toward the redemption of the royalty and to pay off accrued royalty fees and $3,700,000 for operating capital. The Loan is due on August 14, 2014. As a condition to the Loan, Sapinda Asia required the Company to name a nominee from Tetra House Pte. Ltd. (Guy Dubois) to its Board of Directors and to conduct an exchange offer to retire the Series D Preferred Stock. As of March 31, 2013, both of these conditions have been met. Sapinda Asia has the right to convert the Loan principal and accrued interest into common stock at a rate of $4.50 per share, beginning March 1, 2013. The Loan is secured by all of the intellectual property and other assets of the Company.

The Company capitalized the total cost of the royalty purchase commitment of $11,616,982, as a non-current asset and will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues. The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty. The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory. As of March 31, 2013, the Company recorded $357,980 of amortization expense during the six months ended March 31, 2013, resulting in a net intangible asset of $11,259,002.

On February 1, 2013, SecureAlert entered into a revolving loan agreement with Sapinda Asia wherein the Company may borrow up to $1,200,000 at an interest rate of three percent (3%) per annum for unused funds and ten percent (10%) per annum for borrowed funds. As of March 31, 2013, no advances have been made under this loan. The loan terminates on June 30, 2014.

Related-Party Notes Payable

	March 31,	September 30,
	2013	2012

Note payable in connection with the redemption of a royalty agreement for $10,768,555. The note required installment payments and matured December 17, 2012.	$-	$10,050,027

Note payable in connection with the purchase of the remaining ownership of Court Programs, Inc., interest at 12% per annum, with monthly payments of $10,000. This note was assumed through the sale of Court Programs, Inc.	-	46,693

The Company received $500,000 from Mr. Derrick, a shareholder and former officer. This was converted into 111,112 shares of common stock.	-	500,000

Convertible debenture with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by the domestic patents of the Company. The debenture and accrued interest was converted into 117,784 shares of common stock.	-	500,000

Convertible debenture with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by the domestic patents of the Company. The debenture and accrued interest was converted into 472,548 shares of common stock.	-	2,000,000

The Company received $16,700,000 through the issuance of a convertible debenture with an interest rate of 8% per annum. The debenture matures on June 17, 2014. This debenture may convert into shares of common stock at a rate of $4.50 per share. A debt discount of $14,566,667 and $633,333, respectively, was recorded to reflect a beneficial conversion feature. As of March 31, 2013, the remaining debt discount was $13,154,898.	3,545,102	1,288,693

Total related-party debt obligations	3,545,102	14,385,413
Less current portion	-	(12,654,701)
Long-term debt, net of current portion	$3,545,102	$1,730,712

(16)            PREFERRED STOCK

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

During the six months ended March 31, 2013, the Company did not issue any Series D Preferred stock.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to eight percent (8%) per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the six months ended March 31, 2013, the Company issued 148,942 shares of common stock to pay $1,260,858 of accrued dividends on the Series D Preferred stock earned.  Subsequent to March 31, 2013, the Company issued 32,091 shares of common stock to pay $393,815 of accrued dividends on Series D Preferred stock earned during the three months ended March 31, 2013.

Convertibility
Each share of Series D Preferred stock may be converted into 30 shares of common stock, commencing after ninety days from the date of issue.

In February 2013, and as a condition to a loan agreement, the Company conducted an exchange offer (“Exchange Offer”) of Series D Preferred stock in order to simplify the capitalization structure. The Exchange Offer was conditioned upon at least 90% of the cumulative original issue price paid for all of the issued and outstanding shares of Series D Preferred stock. The shareholders were entitled to exchange their shares of Series D Preferred at a premium over the current conversion rate of 30 shares of common stock per Series D Preferred share as follows:  15 shares for each $1,000 of original price paid, 10 shares for each $676 of original price paid, and 8 shares for each $500 of original price paid. Under the Exchange Offer, 46,095 shares of Series D Preferred stock converted into 1,828,283 shares of common stock.

During the six months ended March 31, 2013, a total of 48,295 shares of Series D Preferred stock converted into 1,894,283 shares of common stock.  As of March 31, 2013 and September 30, 2012, there were 468 and 48,763 Series D Preferred shares outstanding, respectively.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  For both periods ended March 31, 2013 and September 30, 2012, there were 468 and 48,763 shares of Series D Preferred stock outstanding with voting rights equivalent to 14,040 and 1,462,890 shares of common stock, respectively.

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

Series D Preferred Stock Purchase Warrants
As of March 31, 2013 and September 30, 2012, the Company had warrants outstanding for the purchase of 5,400 shares of Series D Preferred stock at an exercise price of $16.67 per share. The warrants were issued in connection with a subscription to purchase Series D Preferred stock.

(17)           COMMON STOCK

Authorized Shares

The Company held an Annual Shareholders meeting on February 28, 2013, at which time the shareholders approved a reverse stock split at a ratio of 200 for 1 and amended the total authorized shares of common stock to 15,000,000 shares. The effect of the reverse stock split has been reflected throughout these financial statements.

Common Stock Issuances

During the six months ended March 31, 2013, the Company issued the following shares of common stock: 1,894,283 from the conversion of 48,295 shares of Series D Preferred stock, 701,444 from the conversion of $3,156,493 of debt and accrued interest, 148,942 to pay $1,260,858 of accrued dividends on Series D Preferred stock, and 16,266 for services valued at $71,979.  Subsequent to March 31, 2013, the Company issued 32,091 shares of common stock as payment of dividends on Series D Preferred stock for the 2nd fiscal quarter ended March 31, 2013.

(18)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the six months ended March 31, 2013 and 2012, 0 and 30,000 options were issued under this 2012 Plan, respectively.  As of March 31, 2013, 60,000 shares of common stock were available for future grants under the 2012 Plan.

For the six months ended March 31, 2013 and 2012, the Company calculated compensation expense of $14,688 and $133,320, respectively, related to the vesting of stock options granted under Company stock incentive plans. Compensation expense associated with unvested stock options and warrants of $14,988 will be recognized over the fiscal year ending September 30, 2013.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 64,984 and 54,500 shares of common stock during the six months ended March 31, 2013 and 2012, respectively.  The Company recorded $53,188 and $1,159,783 of expense for the six months ended March 31, 2013 and 2012, respectively, related to the issuance, vesting and re-pricing of all stock options and warrants.  As of March 31, 2013, $14,688 of compensation expense associated with unvested stock options and warrants issued previously to employees will be recognized over the remaining fiscal year.

The option and warrant grants for six months ended March 31, 2013 and 2012 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2013	2012
Expected cash dividend yield	-	-
Expected stock price volatility	102%	95%
Risk-free interest rate	0.14%	0.36%
Expected life of options/warrants	2 years	2 years

The expected life of stock options (warrants) represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company changed from a daily volatility calculation for the six months ended March 31, 2012 to a weekly volatility for the six months ended March 31, 2013. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options (warrants). The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options (warrants).

A summary of stock option activity for the six months ended March 31, 2013 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	336,782	$28.00
Granted	64,984	$12.00
Expired / Cancelled	(11,249)	$117.91

Outstanding as of March 31, 2013	390,517	$22.54	1.71 years	$37,691
Exercisable as of March 31, 2013	381,340	$22.61	1.71 years	$37,691

Subsequent to March 31, 2013, the Company granted warrants to purchase 64,665 shares of common stock for two years with an exercise price of $9 per share, valued on April 16, 2013 the date of the grant, were issued to Mr. Dubois, as Chairman of the Board, and valued at $300,000. These warrants will vest over a one year period, ending April 15, 2014.

(19)            CHANGES IN EQUITY

A summary of the composition of equity of the Company as of March 31, 2013, and the changes during the six months then ended is presented in the following table:

Total Equity
Balance at September 30, 2012	$4,427,137
Issuance of common stock for:
Dividends from Series D Preferred stock	1,260,858
Services	109,479
Debt	3,156,493
Fractional shares disposed due to reverse stock split	(1,996)
Issuance of warrants to a director for services rendered	318,344
Vesting of stock options and warrants	14,688
Series D Preferred dividends	(1,024,145)
Beneficial conversion feature related to convertible debenture	15,349,074
Net loss	(2,061,264)
Balance at March 31, 2013	$21,548,668

(20)            COMMITMENTS AND CONTINGENCIES

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

Integratechs v. SecureAlert, Inc.  On March 14, 2013, Integratechs, Inc., filed a suit in the Fourth Judicial District Court of Utah County, claiming the Company breached a contract for computer services and intentionally interfered with its economic relations.  The Company believes the allegations are inaccurate and will defend the case vigorously.

Christopher P. Baker v. SecureAlert, Inc.   In February 2013, Mr. Baker filed suit against the Company in the Third Judicial District Court in and for Salt Lake County, State of Utah.  Mr. Baker asserts that the Company breached a 2006 consulting agreement with him and claims damages of not less than $210,000.  The Company disputes plaintiff’s claims and will defend the case vigorously.  No accrual for a potential loss has been made as the Company believes the probability of incurring a material loss is remote.

(21)            DISCONTINUED OPERATIONS

SecureAlert entered into a Stock Purchase Agreement with certain of the former principals of its wholly-owned subsidiary, Midwest Monitoring & Surveillance, Inc. (“Midwest”) whereby they purchased from the Company all of the issued and outstanding capital stock of Midwest. The agreement is effective as of October 1, 2012.  Additionally, the Company entered into a Stock Purchase Agreement to sell to a former principal all of the issued and outstanding stock of Court Programs Inc. (“Court Programs”), effective January 1, 2013.  Midwest and Court Programs were components of the Company’s consolidated entity, and as a result of the sale of these entities, these financial statements include the applicable discontinued operations reporting treatment.

The following is a summary of the assets and liabilities of Midwest and Court Programs reported as discontinued operations for the March 31, 2013 and September 30, 2012 periods:

	March 31,	September 30,
	2013	2012
Current assets:
Cash	$-	$237,082
Accounts receivable, net of allowance for doubtful accounts	-	452,841
Note receivable	-	81,389
Prepaid expenses and other assets	-	218,593
Total current assets	$-	$989,905

Non-current assets:
Property and equipment, net of accumulated depreciation	$-	$170,894
Monitoring equipment, net of accumulated amortization	-	153,163
Deposits	-	9,218
Goodwill	-	375,000
Intangible assets, net of accumulated amortization	-	125,617
Total non-current assets	$-	$833,892

Current liabilities:
Accounts payable	$-	$614,557
Accrued liabilities	-	561,611
Deferred revenue	-	67,613
Current portion of long-term related-party debt	-	138,602
Current portion of long-term debt	-	295,067
Total current liabilities	$-	$1,677,450

Long-term liabilities:
Long-term portion of related-party debt	-	-
Long-term portion of debt	-	364,270
Total long-term liabilities	$-	$364,270

The following is a summary of the operating results of discontinued operations for the six months ended March 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	$-	$1,736,404	$477,298	$3,555,024
Cost of revenues	-	(1,098,528)	(163,487)	(2,118,684)
Gross profit	-	637,876	313,811	1,436,340
Selling, general and administrative	-	(714,325)	(319,976)	(1,483,638)
Income from operations	-	(76,449)	(6,165)	(47,298)
Other income	-	(20,593)	(295)	(22,769)
Net income from discontinued operations	$-	$(97,042)	$(6,460)	$(70,067)

(22)           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to March 31, 2013, the following events occurred:

1)	32,091 shares of common stock were issued for the 2nd fiscal quarter Series D Preferred stock dividends, valued at $393,815.
2)
On April 18, 2013, the Company submitted its quarterly royalty payment to STOP; subsequently, STOP informed the Company that it disagrees with the methodology used to calculate such royalty. The parties are currently discussing the matter.

3)
Warrants to purchase 64,665 shares of common stock for two years with an exercise price of $9 per share, valued on April 16, 2013 the date of the grant, were issued to Mr. Dubois, as Chairman of the Board, and valued at $300,000. These warrants will vest over a one year period, ending April 15, 2014.

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

Explanatory Note

On February 28, 2013, our shareholders approved a reduction of our authorized capital stock and a reverse split reducing the number of issued and outstanding shares of common stock.  The reverse split also affected the number of shares issuable upon exercise of outstanding derivative securities and convertible debt instruments issued by the Company.  Share and per share information for the period covered by this report and for prior periods has been retroactively adjusted in this report to reflect the effects of a 200 for 1 reverse stock split of the common stock effective as of March 25, 2013.

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

Results of Operations

Continuing Operations - Three months ended March 31, 2013, compared to three months ended March 31, 2012

Revenues

For the three months ended March 31, 2013, we had revenues from operations of $4,808,324, compared to $3,167,550 for the three months ended March 31, 2012, an increase of $1,640,774 (52%).  Of these revenues, $4,643,071 and $3,020,221, respectively, were from monitoring and other related services, an increase of $1,622,850 (54%).  For the three months ended March 31, 2013, international revenue was $3,029,440, compared to $1,319,502 for the three months ended March 31, 2012, an increase of $1,709,938 (130%); the significant increase in total revenue was due to increased monitoring revenue in the international market, offset in part by a decline of revenue from domestic sources of approximately $69,164 for the three months ended March 31, 2013 compared to the same period a year ago.

Product revenues increased $17,924 (12%) from $147,329 for the three months ended March 31, 2012, to $165,253 for the three months ended March 31, 2013.

Cost of Revenues

During the three months ended March 31, 2013, cost of revenues totaled $2,043,070, compared to cost of revenues during the three months ended March 31, 2012 of $1,585,280, an increase of $457,790.  The increase in cost of revenues in 2013 resulted primarily from increases of $213,087 in royalties related to international sales, as well as higher net revenues during the 2013 quarter.

Depreciation for the three months ended March 31, 2013 and 2012 totaled $343,835 and $294,302, respectively. Depreciation costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the three months ended March 31, 2013, gross profit totaled $2,765,254, or 58 percent of net revenues, compared to $1,582,270, or 50 percent of net revenues during the three months ended March 31, 3012, an improvement of $1,182,984

Research and Development Expenses

During the three months ended March 31, 2013, we incurred research and development expenses of $197,603 compared to research and development expenses for the three months ended March 31, 2012 totaling $344,771, a decrease of $147,168.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended March 31, 2013, our selling, general and administrative expenses totaled $2,124,965, compared to $3,114,362 for the three months ended March 31, 2012.  The decrease of $989,397 primarily resulted of a reduction of consulting expense ($542,896) and payroll expense ($375,053) which resulted by simplifying the Company’s organization structure by eliminating 29 positions over the same period.

Other Income and Expense

For the three months ended March 31, 2013, interest expense was $2,358,727, compared to $102,486 for the three months ended March 31, 2012. This increase in interest expense includes non-cash expenses of $2,109,543 and $15,598 related to the amortization of debt discount in connection with convertible debentures that were issued from February 2012 to February 2013.

Net Loss

We had a net loss from continuing operations for the three months ended March 31, 2013 totaling $1,638,785, compared to a net loss of $1,866,001 for the three months ended March 31, 2012.  This improvement in net loss of $227,216 is a result from lowered selling, general and administrative expenses for the quarter, as compared to last year. Included in the net losses for the three months ended March 31, 2013 and 2012, we recorded $2,234,709 and $572,906 of non-cash expense in connection with the issuance and re-pricing of options and warrants and amortization of debt discount, respectively.

Discontinued Operations - Three months ended March 31, 2013, compared to three months ended March 31, 2012

We sold all of the issued and outstanding capital stock of our wholly owned subsidiary, Midwest, to the former principals of Midwest under an agreement dated effective October 1, 2012. Midwest was a component of our consolidated entity, and the divestiture of our ownership in Midwest requires discontinued operations reporting treatment.

We also sold to the former principal of our wholly owned subsidiary, Court Programs, Inc. and its related affiliates, all of the issued and outstanding capital stock of those entities under an agreement effective January 1, 2013. Court Programs, Inc. and its affiliates were a component of our consolidated entity, and our sale of these entities requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the three months ended March 31, 2013 and 2012 is as follows:
	Three Months Ended
	March 31,
	2013	2012
Revenues	$-	$1,736,404
Cost of revenues	-	(1,098,528)
Gross profit	-	637,876
Selling, general and administrative	-	(714,325)
Income from operations	-	(76,449)
Other income	-	(20,593)
Net income from discontinued operations	$-	$(97,042)

Continuing Operations - Six months ended March 31, 2013, compared to six months ended March 31, 2012

Revenues

For the six months ended March 31, 2013, we had revenues from operations of $10,396,396, compared to $6,903,634 for the six months ended March 31, 2012, an increase of $3,492,762 (51%).  Of these revenues, $10,097,349 and $5,561,996 were from monitoring and other related services, an increase of $4,535,353 (82%).  The increase was primarily attributed to an increase in international monitoring of $3,594,066 for the six months ended March 31, 2013, compared to the same period ended in 2012, offset in part by a decline of revenue from domestic sources of approximately $101,304 for the six months ended March 31, 2013 compared to the same period a year ago.

Product revenues decreased $1,042,591 (78%) from $1,341,638 for the six months ended March 31, 2012 to $299,047 for the six months ended March 31, 2013.  The decrease is attributed to one-time revenues of $1,071,983 recognized in 2012 in connection with the development of a charging solution for an international customer.

Cost of Revenues

During the six months ended March 31, 2013, cost of revenues totaled $5,021,588, compared to cost of revenues during the six months ended March 31, 2012 of $3,394,144, an increase of $1,627,444.  The increase in cost of revenues resulted primarily from increases of $683,032 in royalties related to international sales and $505,838 in costs in connection with the development of a charging solution for an international customer.

Amortization for the six months ended March 31, 2013 and 2012 totaled $666,414 and $702,376, respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the six months ended March 31, 2013, gross profit totaled $5,374,808, or 52 percent of net revenues, compared to $3,509,490, or 51 percent of net revenues during the six months ended March 31, 2012, an improvement of $1,865,318, due to higher net revenues during the 2013 quarter.

Research and Development Expenses

During the six months ended March 31, 2013, we incurred research and development expenses of $399,197 compared to research and development expenses for the six months ended March 31, 2012 totaling $676,405.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the six months ended March 31, 2013, our selling, general and administrative expenses totaled $4,162,987, compared to $6,115,219 for the six months ended March 31, 2012.  The decrease of $1,952,232 is primarily the result of reductions in consulting expense ($1,034,400); legal and professional fees ($212,404); payroll expense ($286,823); payroll taxes and related employee benefits ($205,448), which resulted by simplifying the Company’s organization structure by eliminating 29 positions over the same period.

Other Income and Expense

For the six months ended March 31, 2013, interest expense was $3,201,951, compared to $337,907 for the six months ended March 31, 2012.  This increase in interest expense includes non-cash expenses of $2,809,927 and $73,857 related to the amortization of debt discount in connection with convertible debentures that were issued from February 2012 to February 2013.

Net Loss

We had a net loss from continuing operations for the six months ended March 31, 2013 totaling $2,479,623, compared to a net loss of $3,511,798 for the six months ended March 31, 2012.  This improvement in net loss of $1,032,175 is due primarily to increases in gross profit and reduced selling, general and administrative expenses. Included in the net losses for the six months ended March 31, 2013 and 2012, we recorded $2,942,437 and $1,380,134 of non-cash expense in connection with the issuance and re-pricing of options and warrants and amortization of debt discount, respectively.

Discontinued Operations - Six months ended March 31, 2013, compared to six months ended March 31, 2012

Effective October 1, 2012, we sold all of the issued and outstanding capital stock of our subsidiary, Midwest, to the former principals of Midwest. Because Midwest was a component of our consolidated entity, this sale requires discontinued operations reporting treatment of the Midwest operations.

We also sold to the former principal of our wholly owned subsidiary, Court Programs, Inc., all of the issued and outstanding capital stock of Court Programs, Inc. and its affiliated entities, effective January 1, 2013. Because these entities were a component of our consolidated entity, this sale requires discontinued operations reporting treatment of their operations.

A summary of the operating results of discontinued operations for the six months ended March 31, 2013 and 2012 is as follows:
	Six Months Ended
	March 31,
	2013	2012
Revenues	$477,298	$3,555,024
Cost of revenues	(163,487)	(2,118,684)
Gross profit	313,811	1,436,340
Selling, general and administrative	(319,976)	(1,483,638)
Income from operations	(6,165)	(47,298)
Other income	(295)	(22,769)
Net income from discontinued operations	$(6,460)	$(70,067)

Liquidity and Capital Resources

We were unable to finance our business solely from cash flows from operating activities. During the six months ended March 31, 2013, we supplemented cash flows to finance our business from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $2,545,681.

As of March 31, 2013, we had unrestricted cash of $2,703,749 and working capital of $6,132,398, compared to unrestricted cash of $458,029 and a working capital deficit of $13,600,345 as of September 30, 2012.  For the six months ended March 31, 2013, our operating activities provided cash of $39,240 compared to $1,070,711 of cash used in operating activities for the six months ended March 31, 2012.

We used cash of $484,391 for investing activities during the six months ended March 31, 2013, compared to $1,524,692 of cash used in investing activities in the six months ended March 31, 2012.

Financing activities for the six months ended March 31, 2013, provided cash of $2,545,681, compared to $2,690,015 for the six months ended March 31, 2012. For the six months ended March 31, 2013, we received proceeds of $2,800,000 from the issuance of a convertible debenture from a related-party entity.  Cash decreased by $254,319 due to principal payments made on notes payable.  Cash provided by financing activities was used to support operating activities.

On February 1, 2013, we entered into a revolving loan agreement with Sapinda Asia wherein we may borrow up to $1,200,000 at an interest rate of three percent (3%) per annum for unused funds and ten percent (10%) per annum for borrowed funds. As of March 31, 2013, no advances have been made under this loan. The loan terminates on June 30, 2014.

Cash flow from discontinued operations for the six months ended March 31, 2013, provided cash of $145,190, compared to $96,803 for the six months ended March 31, 2012.

Although we recorded operating income of $462,624, we also reported a net loss of $2,061,264 for the six months ended March 31, 2013. If we are unable to continue generating positive cash flow from operations, there is substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to achieve successful operations, we must consistently generate positive cash flows from operating activities.

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

Foreign Currency Risks.  We had $6,849,146 and $3,255,080 in revenues from sources outside the United States for the six months ended March 31, 2013 and 2012, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $62,391 and $65,666 during the six months ended March 31, 2013 and 2012, respectively.  We occasionally purchase goods and services in foreign currencies which did not result in any currency exchange rate losses during the six months ended March 31, 2013 and 2012.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Integratechs v. SecureAlert, Inc.  On March 14, 2013, Integratechs, Inc., filed a suit in the Fourth Judicial District Court of Utah County, claiming the Company breached a contract for computer services and intentionally interfered with its economic relations.  The Company believes the allegations are inaccurate and will defend the case vigorously.

Christopher P. Baker v. SecureAlert, Inc.    In February 2013, Mr. Baker filed suit against the Company in the Third Judicial District Court in and for Salt Lake County, State of Utah.  Mr. Baker asserts that the Company breached a 2006 consulting agreement with him and claims damages of not less than $210,000.  The Company disputes plaintiff’s claims and will defend the case vigorously.  No accrual for a potential loss has been made as the Company believe the probability of incurring a material loss is remote.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2013, we sold the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including Regulation D and Regulation S.

Common Stock

We issued the following shares of common stock: 148,942 shares of common stock as payment of dividends on our Series D Convertible Preferred stock; 16,266 shares of common stock for services in connection with a consulting agreement, valued at $71,979; 590,332 shares of common stock from the conversion of $2,500,000 in convertible debentures and accrued interest at a rate of $4.50 per share; 111,112 from the conversion of a liability; and 1,894,283 shares of common stock upon the conversion of 48,295 shares of Series D Preferred stock.

Subsequent to March 31, 2013, we issued 32,091 shares of common stock as payment of dividends on our Series D Preferred stock for the 2nd fiscal quarter ended March 31, 2013.

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).

3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011)

3(i)(14)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed April 11, 2013.

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

3(iii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011).

10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

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

10.29	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (previously filed on Form 8-K in December 2012).

10.30	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).

10.31	Stock Purchase Agreement between David Rothbart and SecureAlert, effective February 8, 2013 (previously filed on Form 10-Q in February 2012).

10.32	Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (previously filed on Form 8-K in February 2013).

31(i)	Certification of Member of Executive Committee under Section 302 of Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Member of Executive Committee under Section 302 of Sarbanes-Oxley Act of 2002.

31(iii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SecureAlert, Inc.

Date: May 15, 2013	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee
(Acting Principal Executive Officer)

Date: May 15, 2013	By:	/s/ David S. Boone
David S. Boone, Member of Executive Committee
(Acting Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)