Form 10-Q
period 2013-06-30
SecureAlert, Inc.
filed 2013-08-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2013 was 5,897,773.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 5	Other Information	28
Item 6	Exhibits	28

Signatures		31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
Assets	2013	2012
Current assets:
Cash	$4,030,960	$458,029
Accounts receivable, net of allowance for doubtful accounts of $338,000 and $772,000, respectively	2,912,897	2,411,701
Note receivable, current portion	196,116	74,801
Prepaid expenses and other	1,873,640	1,760,579
Inventory, net of reserves of $192,000 and $192,000, respectively	443,721	630,566
Current assets from discontinued operations	-	989,905
Total current assets	9,457,334	6,325,581
Property and equipment, net of accumulated depreciation of $2,055,798 and $1,889,041, respectively	352,388	506,599
Monitoring equipment, net of accumulated depreciation of $1,572,572 and $669,929, respectively	2,113,641	3,171,947
Note receivable, net of current portion	-	112,492
Intangible assets, net of accumulated amortization of $1,035,017 and $789,996, respectively	15,635,550	15,517,617
Other assets	80,375	65,597
Non-current assets from discontinued operations, net of accumulated depreciation of $0 and $2,837,498, respectively	-	833,892
Total assets	$27,639,288	$26,533,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296,682	$1,830,075
Accrued liabilities	3,336,656	2,439,451
Dividends payable	9,325	630,528
Deferred revenue	8,708	354,570
Current portion of long-term related-party debt	-	12,654,701
Current portion of long-term debt, net of debt discount	90,617	339,151
Current liabilities from discontinued operations	-	1,677,450
Total current liabilities	3,741,988	19,925,926
Long-term related-party debt, net of current portion and debt discount	5,934,012	1,730,712
Long-term debt, net of current portion	61,929	85,680
Long-term liabilities from discontinued operations	-	364,270
Total liabilities	9,737,929	22,106,588

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 468 and 48,763 shares outstanding, respectively (aggregate liquidation preference of $467,507)	1	5
Common stock, $0.0001 par value: 15,000,000 shares authorized; 5,896,294 and 3,096,642 shares outstanding, respectively	590	310
Additional paid-in capital	272,608,421	252,940,448
Accumulated deficit	(254,707,653)	(248,513,626)
Total equity	17,901,359	4,427,137
Total liabilities and stockholders’ equity	$27,639,288	$26,533,725

The accompanying notes are an integral part of these condensed consolidated statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Products	$165,029	$151,610	$464,076	$1,544,015
Monitoring and other related services	2,520,185	2,848,096	12,617,534	8,572,595
Total revenues	2,685,214	2,999,706	13,081,610	10,116,610

Cost of revenues:
Products	86,773	88,789	199,785	553,004
Monitoring and other related services	1,508,878	1,431,551	6,417,454	4,482,754
Total cost of revenues	1,595,651	1,520,340	6,617,239	5,035,758

Gross profit	1,089,563	1,479,366	6,464,371	5,080,852

Operating expenses:
Selling, general and administrative (including non-cash expenses of $100,964, $2,471,664, $233,474 and $3,777,921, respectively, of compensation expense paid in stock, stock options and warrants or as a result of amortization of stock-based compensation)	2,075,796	4,494,197	6,238,783	10,838,842
Settlement expense	-	-	350,000	-
Research and development	269,072	310,810	668,269	987,215

Loss from continuing operations	(1,255,305)	(3,325,641)	(792,681)	(6,745,205)

Other income (expense):
Currency exchange rate gain (loss)	(59,940)	35,633	(122,331)	(30,033)
Loss on disposal of equipment	(94)	-	(1,459)	(216)
Interest expense (including non-cash expenses of $2,390,915, $602,729, $5,200,842, and $680,088, respectively, paid in stock, stock options and warrants, or re-pricing of warrants, or amortization of debt discount)	(2,737,220)	(654,426)	(5,939,171)	(992,334)
Other income (expense), net	(80,204)	42,503	243,256	216,629
Net loss from continuing operations	(4,132,763)	(3,901,931)	(6,612,386)	(7,551,159)
Gain on disposal of discontinued operations	-	-	424,819	-
Net loss from discontinued operations	-	(245,978)	(6,460)	(178,615)
Net loss	(4,132,763)	(4,147,909)	(6,194,027)	(7,729,774)
Dividends on Series D Preferred stock	(9,325)	(623,678)	(1,033,470)	(1,849,771)
Net loss attributable to SecureAlert, Inc. common stockholders	$(4,142,088)	$(4,771,587)	$(7,227,497)	$(9,579,545)
Net loss per common share, basic and diluted from continuing operations	$(0.70)	$(1.49)	$(1.51)	$(2.92)
Net loss per common share, basic and diluted from discontinued operations	$-	$(0.09)	$-	$(0.07)
Weighted average common shares outstanding, basic and diluted	5,886,000	2,624,305	4,387,000	2,584,315

The accompanying notes are an integral part of these condensed consolidated statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net Loss	$(6,194,027)	$(7,729,774)
Gain on sale of subsidiaries	(424,819)	-
Loss from discontinued operations	6,460	178,615
Loss from continuing operations	(6,612,386)	(7,551,159)
Adjustments to reconcile net loss to net cash used and provided by in operating activities:
Depreciation and amortization	1,922,243	1,641,289
Vesting and re-pricing of stock options for services	81,407	1,232,552
Issuance of common stock to employees for the cancellation of warrants	-	2,130,694
Issuance of common stock for services	106,223	28,000
Re-pricing of warrants in connection with debt with related parties	-	39,965
Beneficial conversion feature recorded as interest expense	5,200,842	592,483
Issuance and re-pricing of warrants with related parties	45,844	-
Impairment of monitoring equipment and parts	450,000	-
Factional shares of common stock paid in cash	(1,996)	-
Loss on disposal of property and equipment	2,034	11,562
Loss on disposal of monitoring equipment and parts	89,093	88,839
Loss on forgiveness of note receivable	-	22,750
Property and equipment disposed for services and compensation	-	2,790
Accretion interest expense in connection with debt discount related to acquisition of subsidiary	-	47,640
Change in assets and liabilities:
Accounts receivable, net	(736,579)	946,040
Notes receivable	72,566	69,011
Inventories	186,845	(189,139)
Prepaid expenses and other assets	107,538	(1,391,551)
Accounts payable	(1,524,922)	8,355
Accrued expenses	2,395,860	(106,247)
Deferred revenue	(345,862)	482,110
Net cash provided by (used in) operating activities	1,438,750	(1,894,016)

Cash flow from investing activities:
Purchase of property and equipment	(32,968)	(99,846)
Purchase of monitoring equipment and parts	(490,153)	(1,545,649)
Net cash used in investing activities	(523,121)	(1,645,495)

Cash flow from financing activities:
Borrowings on related-party notes payable	2,800,000	2,980,000
Principal payments on related-party notes payable	-	(3,177,947)
Proceeds from convertible debentures	-	500,000
Proceeds from related-party convertible debentures	-	2,000,000
Principal payments on notes payable	(287,888)	(738,380)
Net proceeds from issuance of Series D Convertible Preferred stock	-	1,612,000
Net cash provided by financing activities	2,512,112	3,175,673

Cash flow from discontinued operations:
Net cash provided by operating activities	126,715	10,973
Net cash provided by investing activities	-	126,330
Net cash provided by financing activities	18,475	95,303
Net cash provided by discontinued operations	145,190	232,606

Net increase in cash	3,572,931	(131,232)
Cash, beginning of period	458,029	586,201
Cash, end of period	$4,030,960	$454,969

The accompanying notes are an integral part of these condensed consolidated statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012
	$222,262	$259,844

Issuance of stock warrants for settlement of debt	-	253,046
Issuance of common stock in connection with Series D Preferred stock dividends	1,654,673	1,767,890
Series D Preferred stock dividends earned	1,033,470	1,849,771
Issuance of warrants for Board of Director fees	318,344	105,042
Issuance of common stock shares for Board of Director fees	-	48,060
Issuance of shares of common stock, respectively, for related-party royalty payable	-	769,575
Issuance of common stock shares for settlement of debt	3,156,493	118,280
Issuance of warrants to a consultant for services	-	33,358
Issuance of common stock shares from the conversion of shares of Series D Preferred stock	189	42
Beneficial conversion feature recorded with convertible debt	15,619,444	473,334
Issuance of debt to repurchase royalty agreement	11,898,455	-
Note payable issued to acquire monitoring equipment and property and equipment	-	69,000
Beneficial conversion feature recorded with related-party convertible debentures	-	368,333
Note receivable issued for outstanding accounts receivable net of accounts payable	-	168,116
Settlement of note payable upon sale of property and equipment	-	56,794
Acquisition of property and equipment as payment against note receivable	-	3,623
Acquisition of monitoring equipment for an accrued liability	-	68,500

The accompanying notes are an integral part of these condensed consolidated statements

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2013, and results of its operations for the three and nine months ended June 30, 2013 and 2012.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  The results of operations for the three and nine months ended June 30, 2013 may not be indicative of the results for the fiscal year ending September 30, 2013.  On February 28, 2013, the shareholders of the Company approved a reduction in the authorized share capital of the Company to 15,000,000 shares of common stock, and a reverse split reducing the outstanding shares of the Company.  Share and per share information for the period covered by this report and for prior periods has been retroactively adjusted in this report to reflect the effects of a 200 for 1 reverse stock split of the Company’s common stock effective as of March 25, 2013.

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

(5)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $450,000 and $0 of impairment expenses related to monitoring equipment for the nine months ended June 30, 2013 and 2012, respectively.

 (6)           REVENUE RECOGNITION

The Company’s revenue has historically been from two sources: (i) monitoring services; and (ii) product sales.

Monitoring Services
Monitoring services include two components: (a) lease contracts in which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (b) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services.

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

 (7)           GEOGRAPHIC INFORMATION

During the three and nine months ended June 30, 2013, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three and nine months ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
United States of America	$1,887,630	$1,812,588	$5,427,973	$5,674,412
Latin American Countries	-	283,045	5,252,960	2,167,938
Caribbean Countries and Commonwealths	778,450	891,335	2,348,245	2,241,591
Other Foreign Countries	19,134	12,738	52,432	32,669
Total	$2,685,214	$2,999,706	$13,081,610	$10,116,610

The long-lived assets, net of accumulated depreciation, used in the generation of revenues by geographic area as of June 30, 2013 and September 30, 2012, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
United States of America	$352,388	$506,599	$1,038,215	$2,174,976
Latin American Countries	-	-	914,325	719,171
Caribbean Countries and Commonwealths	-	-	157,679	263,782
Other Foreign Countries	-	-	3,422	14,018
Total	$352,388	$506,599	$2,113,641	$3,171,947

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of June 30, 2013 and 2012, there were 4,460,230 and 2,408,118 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of June 30, 2013 and 2012, consisted of the following:

	June 30, 2013	June 30, 2012
Conversion of debt and accrued interest	3,846,758	416,667
Conversion of Series D Preferred stock	14,040	1,463,490
Exercise of outstanding common stock options and warrants	437,432	365,961
Exercise and conversion of outstanding Series D Preferred stock warrants	162,000	162,000
Total common stock equivalents	4,460,230	2,408,118

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL® and ReliAlert™ devices.  Completed TrackerPAL® and ReliAlert™ devices are reflected in Monitoring Equipment.  As of June 30, 2013 and September 30, 2012, respectively, inventory consisted of the following:

	June 30,	September 30,
	2013	2012
Raw materials	$635,721	$822,566
Reserve for damaged or obsolete inventory	(192,000)	(192,000)
Total inventory, net of reserves	$443,721	$630,566

(10)           PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2013 and September 30, 2012, were as follows:

	June 30,	September 30,
	2013	2012
Equipment, software and tooling	$2,000,340	$1,981,936
Automobiles	33,466	33,466
Leasehold improvements	127,162	127,287
Furniture and fixtures	247,218	252,951
Total property and equipment before accumulated depreciation	2,408,186	2,395,640
Accumulated depreciation	(2,055,798)	(1,889,041)
Property and equipment, net of accumulated depreciation	$352,388	$506,599

Depreciation expense for the three months ended June 30, 2013 and 2012, was $54,581 and $91,803, respectively. Furthermore, depreciation expense for the nine months ended June 30, 2013 and 2012, was $182,658 and $286,151, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the nine months ended June 30, 2013 and 2012, the Company disposed of property and equipment with a net book value of $2,033 and $214,566, respectively.

(11)           MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2013 and September 30, 2012, was as follows:

	June 30,	September 30,
	2013	2012
Monitoring equipment	$3,686,213	$3,841,876
Less: accumulated depreciation	(1,572,572)	(669,929)
Monitoring equipment, net of accumulated depreciation	$2,113,641	$3,171,947

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Depreciation expense for the three months ended June 30, 2013 and 2012, was $342,676 and $319,411, respectively. Furthermore, depreciation expense for the nine months ended June 30, 2013 and 2012, was $1,010,757 and $1,106,509, respectively.  Additionally, as of June 30, 2013, the Company reserved $450,000 for future monitoring equipment impairment. These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the nine months ended June 30, 2013 and 2012, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $89,093 and $88,839, respectively.

(12)           INTANGIBLE ASSETS

As of June 30, 2013, the Company had recorded intangible assets related to an agreement to redeem the royalty held by Borinquen Container Corporation (“Borinquen”), the acquisition of International Surveillance Services Corp. (“ISS”) and a license agreement for the use of certain patents.  The following table summarizes the balance of intangible assets as of June 30, 2013:

	Borinquen Container Corporation	International Surveillance Services Corp.	Patent	Total

Other intangible assets:
Patent license agreement	$-	$-	$50,000	$50,000
Royalty agreement	11,616,984	5,003,583	-	16,620,567
Total intangible assets	11,616,984	5,003,583	50,000	16,670,567
Accumulated amortization	(515,676)	(500,358)	(18,983)	(1,035,017)

Intangible assets, net of accumulated amortization	$11,101,308	$4,503,225	$31,017	$15,635,550

Borinquen Container Corporation
On September 5, 2012, the Company entered into an agreement to redeem the royalty held by Borinquen pursuant to a royalty agreement dated July 1, 2011, as amended.  Under the terms of the royalty, Borinquen had the right to receive 20 percent of net revenues derived within certain geographic territories.

On February 1, 2013, the Company completed the redemption of the royalty with Borinquen which was funded under a Loan and Security Agreement from Sapinda Asia Limited (“Sapinda Asia”), see Note 15.  The Company capitalized the total cost of the royalty purchase commitment of $11,616,984, as a non-current asset and will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty. The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory.

As of June 30, 2013, the Company had a balance of $11,616,984 of intangible assets, as noted in the table above. The Company recorded $157,697 and $515,676 of amortization expense on intangible assets for ISS during the three and nine months ended June 30, 2013, resulting in a total accumulated amortization of $515,676 and net other intangible assets of $11,101,308.

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

As of June 30, 2013, the Company had a balance of $5,003,583 of intangible assets, as noted in the table above. The Company recorded $62,546 and $187,634 of amortization expense on intangible assets for ISS during the three and nine months ended June 30, 2013, resulting in a total accumulated amortization of $500,358 and net other intangible assets of $4,503,225.

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

The Company paid $50,000 as consideration for the use of this patent. The Company recorded $1,389 and $4,167 of amortization expense for the patent during the three and nine months ended June 30, 2013, resulting in a total accumulated amortization relating to the patent of $18,983 and net intangible assets of $31,017.

 (13)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012
Accrued royalties	$845,656	$641,446
Accrued taxes - foreign and domestic	655,678	262,440
Accrued interest	625,654	27,831
Accrued payroll, taxes and employee benefits	347,161	540,931
Accrued consulting	317,300	352,072
Accrued outside services	151,839	38,630
Accrued travel costs	85,756	-
Accrued settlement costs	82,000	50,000
Accrued board of directors fees	80,000	265,000
Accrued cellular costs	50,500	27,662
Accrued legal costs	47,779	14,628
Accrued warranty and manufacturing costs	30,622	30,622
Accrued other expenses	16,711	183,722
Accrued cost of revenues	-	4,467
Total accrued expenses	$3,336,656	$2,439,451

(14)           DEBT OBLIGATIONS

Debt obligations as of June 30, 2013 and September 30, 2012, consisted of the following:

	June 30,	September 30,
	2013	2012

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability was paid in March 2013.	$-	$200,000

Note issued in connection with the acquisition of a subsidiary and matures in December 2014.	76,586	94,459

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between August 2013 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	68,870	118,098

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.06%, due June 2014. $125,614 was assumed through the sale of Midwest Monitoring & Surveillance, Inc.to its former owners.	7,090	12,274

Total debt obligations	152,546	424,831
Less current portion	(90,617)	(339,151)
Long-term debt, net of current portion	$61,929	$85,680

(15)           RELATED-PARTY TRANSACTIONS

The Company entered into certain transactions with related parties during the nine months ended June 30, 2013. These transactions consist mainly of financing transactions and consulting arrangements.  Transactions with related parties are reviewed and approved by the independent members of the Board of Directors.

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

On September 5, 2012, the Company entered into an agreement to redeem the royalty with Borinquen.  On December 3, 2012, the Company entered into the Loan and Security Agreement (the “Loan”) with Sapinda Asia whereby Sapinda Asia agreed to loan to the Company $16,640,000 at a rate of 8 percent interest per annum.  As a condition to the Loan, the Company appointed to the Board of Directors, Guy Dubois, a representative of Tetra House Pte.

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

Sapinda Asia failed to timely fund under the terms of the Loan. Sapinda Asia incurred penalties of $5,000 per day, payable to the Company, until the Loan was fully funded.  As of March 31, 2013, the Company recorded a receivable of $245,000 from Sapinda Asia for the incurred penalties pursuant to the Loan.  Subsequent to June 30, 2013, the Company entered into an acknowledgement and agreement with Sapinda Asia whereby the Company agreed to waive the penalties and any other “out of pocket” expenses owed by Sapinda Asia under the Loan and Sapinda Asia acknowledges that it is not owed an origination fee. Both Parties have also agreed to accelerate the conversion of the loan to reduce the accumulation of interest debt under the Loan. Sapinda Asia commits and is bound to convert all principal and accrued interest under the Loan into common stock of the Company no later than 15 calendar days following the effective date of a registration statement with the Securities and Exchange Commission to register such shares, which the Company has agreed to file in a timely manner.

On February 1, 2013, the Company, Sapinda Asia and Borinquen entered into a Settlement and Royalty and Share Buy Back to complete the repurchase of the royalty ($11,616,982) and to pay accrued royalty expenses ($1,383,018) for a total payment of $13,000,000.  The Company borrowed a total of $16,700,000 from Sapinda Asia. Of the $16,700,000, the Company used $13,000,000 toward the redemption of the royalty and to pay off accrued royalty fees and $3,700,000 for operating capital.  The Loan is due on August 14, 2014.  As a condition to the Loan, Sapinda Asia required the Company to name a nominee from Tetra House Pte. Ltd. (Guy Dubois) to its Board of Directors and to conduct an exchange offer to retire the Series D Preferred Stock.  As of March 1, 2013, both of these conditions were met.  Sapinda Asia has the right to convert the Loan principal and accrued interest into common stock at a rate of $4.50 per share, beginning March 1, 2013.  The Loan is secured by all of the intellectual property and other assets of the Company.

The Company capitalized the total cost of the royalty purchase commitment of $11,616,984, as a non-current asset and will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty. The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory.  The Company recorded $515,676 of amortization expense during the nine months ended June 30, 2013, resulting in a net intangible asset of $11,101,308.

On February 1, 2013, SecureAlert entered into a revolving loan agreement with Sapinda Asia wherein the Company may borrow up to $1,200,000 at an interest rate of 3 percent per annum for unused funds and 10 percent per annum for borrowed funds. As of June 30, 2013, no advances have been made under this loan. The loan terminates on June 30, 2014.  As of June 30, 2013, the Company has accrued $14,795 in interest liability on this loan.

Related-Party Service Agreement

Subsequent to June 30, 2013, the Company entered into an agreement with Paranet, LLC to provide the following primary services:  1)  procurement of hardware and software necessary to ensure that the Company’s vital databases are available in the event of a disaster (backup and disaster recovery system) and 2) ensure the security of all data and the integrity of such data of the Company against all loss of data, misappropriation of data by Paranet, its employees and affiliates and shall guarantee the Company that no unauthorized person or entity shall gain access to such data, wherever such data is located.

The Company agreed to pay Paranet $4,500 per month for this service which can be terminated by either party for any reason upon ninety (90) days written notice by either party. The agreement is considered a related-party service agreement because a Company director and member of the Company’s executive committee is also the Chief Executive Officer of Paranet, LLC.

Related-Party Notes Payable

	June 30,	September 30,
	2013	2012

Note payable in connection with the redemption of a royalty agreement for $10,768,555. The note required installment payments and was paid off by the proceeds of the Loan as discussed under Note 15.	$-	$10,050,027

Note payable in connection with the purchase of the remaining ownership of Court Programs, Inc., interest at 12% per annum, with monthly payments of $10,000. This note was assumed through the sale of Court Programs, Inc.	-	46,693

The Company received $500,000 from Mr. Derrick, a shareholder and former officer. This was converted into 111,112 shares of common stock.	-	500,000

Convertible debenture with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by the domestic patents of the Company. The debenture and accrued interest was converted into 117,784 shares of common stock.	-	500,000

Convertible debenture with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by the domestic patents of the Company. The debenture and accrued interest was converted into 472,548 shares of common stock.	-	2,000,000

The Company received $16,700,000 through the issuance of a convertible debenture with an interest rate of 8% per annum. The debenture matures on June 17, 2014. This debenture may convert into shares of common stock at a rate of $4.50 per share. A debt discount of $14,566,667 and $633,333, respectively, was recorded to reflect a beneficial conversion feature. As of June 30, 2013, the remaining debt discount was $10,765,986.	5,934,012	1,288,693

Total related-party debt obligations	5,934,012	14,385,413
Less current portion	-	(12,654,701)
Long-term debt, net of current portion	$5,934,012	$1,730,712

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

Series D Convertible Preferred Stock
On July 27, 2011, the Company amended its Articles of Incorporation and increased the total designated shares of Series D Preferred stock from 70,000 to 85,000 shares. During the nine months ended June 30, 2013, the Company did not issue any Series D Preferred stock.

Dividends
The Series D Preferred stock is entitled to dividends at the rate equal to 8 percent per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of common stock of the Company, the number of shares to be issued is based on the average per share market price of the common stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.  During the nine months ended June 30, 2013, the Company issued 181,033 shares of common stock to pay $1,654,673 of accrued dividends on the Series D Preferred stock earned.  Subsequent to June 30, 2013, the Company issued 799 shares of common stock to pay $9,325 of accrued dividends on Series D Preferred stock earned during the three months ended June 30, 2013.

Convertibility
Each share of Series D Preferred stock may be converted into 30 shares of common stock, commencing after ninety days from the date of issue.

In February 2013, and as a condition to a loan agreement, the Company conducted an exchange offer (“Exchange Offer”) of Series D Preferred stock in order to simplify the capitalization structure. The Exchange Offer was conditioned upon at least 90 percent of the cumulative original issue price paid for all of the issued and outstanding shares of Series D Preferred stock. The shareholders were entitled to exchange their shares of Series D Preferred at a premium over the current conversion rate of 30 shares of common stock per Series D Preferred share as follows:  15 shares for each $1,000 of original price paid, 10 shares for each $676 of original price paid, and 8 shares for each $500 of original price paid. Under the Exchange Offer, 46,095 shares of Series D Preferred stock converted into 1,828,283 shares of common stock.

During the nine months ended June 30, 2013, a total of 48,295 shares of Series D Preferred stock (including shares exchanged for common stock in the Exchange Offer) were converted into 1,894,283 shares of common stock.  As of June 30, 2013 and September 30, 2012, there were 468 and 48,763 Series D Preferred shares outstanding, respectively.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  For the periods ended June 30, 2013 and September 30, 2012, there were 468 and 48,763 shares of Series D Preferred stock outstanding with voting rights equivalent to 14,040 and 1,462,890 shares of common stock, respectively.

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

Series D Preferred Stock Purchase Warrants
As of June 30, 2013 and September 30, 2012, the Company had warrants outstanding for the purchase of 5,400 shares of Series D Preferred stock at an exercise price of $16.67 per share. The warrants were issued in connection with a subscription to purchase Series D Preferred stock which expire beginning in November 2013 and ending July 2016.

(17)           COMMON STOCK

Authorized Shares

The Company held an Annual Shareholders meeting on February 28, 2013, at which time the shareholders approved a reverse stock split at a ratio of 200 for 1 and amended the total authorized shares of common stock to 15,000,000 shares. The effect of the reverse stock split has been reflected throughout these financial statements.

Common Stock Issuances

During the nine months ended June 30, 2013, the Company issued the following shares of common stock: 1,894,283 from the exchange or conversion of 48,295 shares of Series D Preferred stock, 701,444 shares from the conversion of $3,156,493 of debt and accrued interest, 181,033 shares to pay $1,654,673 of accrued dividends on Series D Preferred stock, 16,266 shares for services valued at $71,979, 2,981 shares issued to pay accrued board of director fees valued at $37,500, and 3,805 shares for commissions valued at $34,245.  Subsequent to June 30, 2013, the Company issued 799 shares of common stock as payment of dividends on Series D Preferred stock for the 3rd fiscal quarter ended June 30, 2013.

(18)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the nine months ended June 30, 2013 and 2012, 0 and 30,000 options were issued under this 2012 Plan, respectively.  As of June 30, 2013, 60,000 shares of common stock were available for future grants under the 2012 Plan.

For the nine months ended June 30, 2013 and 2012, the Company calculated compensation expense of $22,032 and $199,755, respectively, related to the vesting of stock options previously granted under Company stock incentive plans in prior years. Compensation expense associated with unvested stock options and warrants of $7,644 will be recognized over the fiscal year ending September 30, 2013.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 129,649 and 54,500 shares of common stock during the nine months ended June 30, 2013 and 2012, respectively.  The Company recorded $399,751 and $1,472,732 of expense for the nine months ended June 30, 2013 and 2012, respectively, related to the issuance, vesting and re-pricing of all stock options and warrants.  As of June 30, 2013, $7,644 of compensation expense associated with unvested stock options and warrants issued previously to employees and $71,250 of expense associated with unvested warrants issued previously to board members will be recognized over the remaining fiscal year.  The option and warrant grants for nine months ended June 30, 2013 and 2012 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2013	2012
Expected cash dividend yield	-	-
Expected stock price volatility	108%	95%
Risk-free interest rate	0.15%	0.36%
Expected life of options/warrants	2 years	2 years

The expected life of stock options (warrants) represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company changed from a daily volatility calculation for the nine months ended June 30, 2012 to a weekly volatility for the nine months ended June 30, 2013. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options (warrants). The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock options (warrants).

A summary of stock option activity for the nine months ended June 30, 2013 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	336,782	$28.00
Granted	129,651	$10.79
Expired / Cancelled	(29,000)	$60.01

Outstanding as of June 30, 2013	437,433	$20.59	1.57 years	$506,361
Exercisable as of June 30, 2013	377,064	$22.19	1.54 years	$214,560

Subsequent to June 30, 2013, the Company granted warrants to purchase 14,286 shares of common stock for two years with an exercise price of $14.70 per share, valued on July 1, 2013 the date of the grant, to board members and valued at $82,715. These warrants are fully vested.

(19)           CHANGES IN EQUITY

A summary of the composition of equity of the Company as of June 30, 2013, and the changes during the nine months then ended is presented in the following table:

Total Equity
Balance at September 30, 2012	$4,427,137
Issuance of common stock for:
Dividends from Series D Preferred stock	1,654,673
Services	143,724
Debt	3,156,493
Fractional shares disposed due to reverse stock split	(1,996)
Issuance of warrants to a director for services rendered	318,344
Vesting of stock options and warrants	81,407
Series D Preferred dividends	(1,033,470)
Beneficial conversion feature related to convertible debenture	15,349,074
Net loss	(6,194,027)
Balance at June 30, 2013	$17,901,359

(20)           COMMITMENTS AND CONTINGENCIES

Legal Matters

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain stock redemption agreements with the Company.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.  The Company believes these allegations are inaccurate and intends to defend the case vigorously. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation.  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and ISS, claiming negligence by ISS and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is in discussions with the government of the Commonwealth of Puerto Rico to resolve this matter and to obtain a complete release of all claims; the Company expects to finalize this matter before the end of the fiscal year.

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

(21)           DISCONTINUED OPERATIONS

SecureAlert entered into a Stock Purchase Agreement with certain of the former principals of its wholly-owned subsidiary, Midwest Monitoring & Surveillance, Inc. (“Midwest”) whereby they purchased from the Company all of the issued and outstanding capital stock of Midwest. The agreement was effective as of October 1, 2012.  Additionally, the Company entered into a Stock Purchase Agreement to sell to a former principal all of the issued and outstanding stock of Court Programs Inc. (“Court Programs”), effective January 1, 2013.  Midwest and Court Programs were components of the Company’s consolidated entity, and as a result of the sale of these entities, these financial statements include the applicable discontinued operations reporting treatment.

The following is a summary of the assets and liabilities of Midwest and Court Programs reported as discontinued operations for the June 30, 2013 and September 30, 2012 periods:

	June 30,	September 30,
	2013	2012
Current assets:
Cash	$-	$237,082
Accounts receivable, net of allowance for doubtful accounts	-	452,841
Note receivable	-	81,389
Prepaid expenses and other assets	-	218,593
Total current assets	$-	$989,905

Non-current assets:
Property and equipment, net of accumulated depreciation	$-	$170,894
Monitoring equipment, net of accumulated amortization	-	153,163
Deposits	-	9,218
Goodwill	-	375,000
Intangible assets, net of accumulated amortization	-	125,617
Total non-current assets	$-	$833,892

Current liabilities:
Accounts payable	$-	$614,557
Accrued liabilities	-	561,611
Deferred revenue	-	67,613
Current portion of long-term related-party debt	-	138,602
Current portion of long-term debt	-	295,067
Total current liabilities	$-	$1,677,450

Long-term liabilities:
Long-term portion of related-party debt	-	-
Long-term portion of debt	-	364,270
Total long-term liabilities	$-	$364,270

The following is a summary of the operating results of discontinued operations for the nine months ended June 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$-	$1,794,133	$477,298	$5,135,887
Cost of revenues	-	(1,105,363)	(163,487)	(3,102,773)
Gross profit	-	688,770	313,811	2,033,114
Selling, general and administrative	-	(911,802)	(319,976)	(2,166,014)
Income from operations	-	(223,032)	(6,165)	(132,900)
Other income	-	(22,946)	(295)	(45,715)
Net loss from discontinued operations	$-	$(245,978)	$(6,460)	$(178,615)

(22)           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to June 30, 2013, the following events occurred:

1)	799 shares of common stock were issued for the 3rd fiscal quarter Series D Preferred stock dividends, valued at $9,325.

2)	Warrants to purchase 14,286 shares of common stock for two years with an exercise price of $14.70 per share, valued on July 1, 2013 the date of the grant, were issued to board members and valued at $82,715. These warrants are fully vested at date of issuance.

3)	680 shares of common stock were issued to a board member for payment of services rendered from March 2013 through June 30, 2013, valued at $10,000.

4)	The Company entered into a related-party service agreement to provide a backup and disaster recovery system and other services (see Note 15).

5)	The Company entered into an acknowledgement and agreement with Sapinda Asia whereby the Company agreed to waive the penalties and any other “out of pocket” expenses owed by Sapinda Asia under the Loan and Sapinda Asia acknowledges that it is not owed an origination fee. Both Parties have also agreed to accelerate the conversion of the loan to reduce the accumulation of interest debt under the Loan. Sapinda Asia commits and is bound to convert all principal and accrued interest under the Loan into common stock of the Company no later than 15 calendar days following the effective date of a registration statement with the Securities and Exchange Commission to register such shares, which the Company has agreed to file in a timely manner.

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

In summary, SecureAlert is committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace, where we are currently targeting pilots and deployments throughout the world in various regions.  We have shown meaningful international growth since fiscal year 2010, and we anticipate that we will continue to look for opportunities within these areas.

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

Results of Operations

Continuing Operations - Three months ended June 30, 2013, compared to three months ended June 30, 2012

Revenues

For the three months ended June 30, 2013, we had revenues from operations of $2,685,214, compared to $2,999,706 for the three months ended June 30, 2012, a decrease of $314,492 (11 percent).  Of these revenues, $2,520,185 and $2,848,096, respectively, were from monitoring and other related services, a decrease of $327,911 (12 percent).  For the three months ended June 30, 2013, international revenue was $795,157, compared to $1,187,118 for the three months ended June 30, 2012, a decrease of $391,961 (33 percent); the decrease in total revenues resulted from the completion of a contract with an international customer. The Company is working on an extension with this customer.

Product revenues increased $13,419 (9 percent) from $151,610 for the three months ended June 30, 2012, to $165,029 for the three months ended June 30, 2013.

Cost of Revenues

During the three months ended June 30, 2013, cost of revenues totaled $1,595,651, compared to cost of revenues during the three months ended June 30, 2012 of $1,520,340, an increase of $75,311.  The increase in cost of revenues in 2013 resulted primarily from increases of $150,000 in impairment of equipment offset by decreases in royalties of $115,482.

Depreciation for the three months ended June 30, 2013 and 2012 totaled $342,675 and $274,190, respectively. Depreciation costs are based on a three-year useful life for TrackerPAL® and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the three months ended June 30, 2013, gross profit totaled $1,089,563, or 41 percent of net revenues, compared to $1,479,366, or 49 percent of net revenues during the three months ended June 30, 3012. The decrease in gross profit margin resulted from the completion of a contract with an international customer. The Company is working on an extension with this customer.

Research and Development Expenses

During the three months ended June 30, 2013, we incurred research and development expenses of $269,072 compared to research and development expenses for the three months ended June 30, 2012 totaling $310,810, a decrease of $41,738.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2013, our selling, general and administrative expenses totaled $2,075,796, compared to $4,494,197 for the three months ended June 30, 2012.  The decrease of $2,418,401 primarily resulted from a reduction of consulting expense ($2,531,788); payroll expense ($267,617) and legal expenses ($163,278), offset by an increase in international taxes ($542,443).

Other Income and Expense

For the three months ended June 30, 2013, interest expense was $2,737,220, compared to $654,426 for the three months ended June 30, 2012. This increase in interest expense includes non-cash expenses of $2,390,915 and $602,729, respectively, related primarily to the amortization of debt discount in connection with convertible debentures that were issued from February 2012 to February 2013.

Net Loss

We had a net loss from continuing operations for the three months ended June 30, 2013 totaling $4,132,763, compared to a net loss of $3,901,931 for the three months ended June 30, 2012.  This increase of $230,832 in net loss is due primarily to increases in non-cash interest expense.

Discontinued Operations - Three months ended June 30, 2013, compared to three months ended June 30, 2012

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

A summary of the operating results of discontinued operations for the three months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended
	June 30,
	2013	2012
Revenues	$-	$1,794,133
Cost of revenues	-	(1,105,363)
Gross profit	-	688,770
Selling, general and administrative	-	(911,802)
Income from operations	-	(223,032)
Other income	-	(22,946)
Net loss from discontinued operations	$-	$(245,978)

Continuing Operations – Nine months ended June 30, 2013, compared to nine months ended June 30, 2012

Revenues

For the nine months ended June 30, 2013, we had revenues from operations of $13,081,610, compared to $10,116,610 for the nine months ended June 30, 2012, an increase of $2,965,000 (29 percent).  Of these revenues, $12,617,534 and $8,572,595 were from monitoring and other related services, an increase of $4,044,939 (47 percent).  The increase was primarily attributed to an increase in international monitoring of $3,776,862 for the nine months ended June 30, 2013, compared to the same period ended in 2012.

Product revenues decreased $1,079,939 (70 percent) from $1,544,015 for the nine months ended June 30, 2012 to $464,076 for the nine months ended June 30, 2013.  The decrease is attributed to one-time revenues of $1,071,983 recognized in 2012 in connection with the development of a charging solution for an international customer.

Cost of Revenues

During the nine months ended June 30, 2013, cost of revenues totaled $6,617,239, compared to cost of revenues during the nine months ended June 30, 2012 of $5,035,758, an increase of $1,581,481.  The increase in cost of revenues resulted primarily from increases of $764,000 in royalties, $450,000 in impairment of equipment and $505,775 in costs in connection with the development of a charging solution for an international customer.

Depreciation for the nine months ended June 30, 2013 and 2012 totaled $1,009,089 and $987,863, respectively. Depreciation costs are based on a three-year useful life for TrackerPAL® and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the nine months ended June 30, 2013, gross profit totaled $6,464,371, or 49 percent of net revenues, compared to $5,080,852, or 50 percent of net revenues during the nine months ended June 30, 2012, an improvement of $1,383,519, due to higher net revenues.

Research and Development Expenses

During the nine months ended June 30, 2013, we incurred research and development expenses of $668,269 compared to research and development expenses for the nine months ended June 30, 2012 totaling $987,215.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2013, our selling, general and administrative expenses totaled $6,238,783, compared to $10,838,842 for the nine months ended June 30, 2012.  The decrease of $4,600,059 is primarily the result of reductions in consulting expense ($3,551,188); legal and professional fees ($389,404); and payroll expense ($599,151), offset by an increase in international taxes ($195,842).

Other Income and Expense

For the nine months ended June 30, 2013, interest expense was $5,939,171, compared to $992,334 for the nine months ended June 30, 2012.  This increase in interest expense includes non-cash expenses of $5,194,397 and $592,482 related to the amortization of debt discount in connection with convertible debentures that were issued from February 2012 to February 2013.

Net Loss

We had a net loss from continuing operations for the nine months ended June 30, 2013 totaling $6,612,386, compared to a net loss of $7,551,159 for the nine months ended June 30, 2012.  This decrease in net loss of $938,773 is due primarily to a decrease in a beneficial conversion feature recorded as non-cash interest expense.

Discontinued Operations - Nine months ended June 30, 2013, compared to nine months ended June 30, 2012

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

A summary of the operating results of discontinued operations for the nine months ended June 30, 2013 and 2012 is as follows:

	Nine Months Ended
	June 30,
	2013	2012
Revenues	$477,298	$5,135,887
Cost of revenues	(163,487)	(3,102,773)
Gross profit	313,811	2,033,114
Selling, general and administrative	(319,976)	(2,166,014)
Loss from operations	(6,165)	(132,900)
Other income	(295)	(45,715)
Net loss from discontinued operations	$(6,460)	$(178,615)

Liquidity and Capital Resources

During the nine months ended June 30, 2013, we were able to finance our business from cash flows in part from operating activities. During the nine months ended June 30, 2013, we supplemented cash flows to finance our business from the sale and issuance of related-party notes payable, providing net cash proceeds from financing activities of $2,512,112.

As of June 30, 2013, we had unrestricted cash of $4,030,960 and working capital of $5,715,346, compared to unrestricted cash of $458,029 and a working capital deficit of $13,600,345 as of September 30, 2012.  For the nine months ended June 30, 2013, our operating activities provided cash of $1,438,750 compared to $1,894,016 of cash used in operating activities for the nine months ended June 30, 2012.

We used cash of $523,121 for investing activities during the nine months ended June 30, 2013, compared to $1,645,495 of cash used in investing activities in the nine months ended June 30, 2012.

Financing activities for the nine months ended June 30, 2013, provided cash of $2,512,112, compared to $3,175,673 for the nine months ended June 30, 2012. For the nine months ended June 30, 2013, we received proceeds of $2,800,000 from the issuance of a convertible debenture from a related-party entity.  Cash decreased by $287,888 due to principal payments made on notes payable.  Cash provided by financing activities was used to support operating activities.

On February 1, 2013, we entered into a revolving loan agreement with Sapinda Asia wherein we may borrow up to $1,200,000 at an interest rate of 3 percent per annum for unused funds and 10 percent per annum for borrowed funds. As of June 30, 2013, no advances have been made under this loan. The loan terminates on June 30, 2014.

Cash flow from discontinued operations for the nine months ended June 30, 2013, provided cash of $145,190, compared to $232,606 for the nine months ended June 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is extending to several countries outside the United States, and we intend to continue to expand our foreign operations.  As a result, our revenues and results of operations are affected by  uncertainties inherent in doing business in foreign countries such as risks associated with political and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.  Additional risks that may affect our business in foreign countries included, but are not limited to; seizure of assets by a foreign government or cancelation of contracts by foreign governments; local social unrest, including any resultant acts of war, terrorism or similar events; local public health issues and the resultant impact on economic and political conditions; currency exchange rate fluctuations; hyperinflation in certain foreign countries: controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and export and import restrictions, custom duties, and taxation.

Foreign Currency Risks.  We had $7,653,637 and $4,442,198 in revenues from sources outside the United States for the nine months ended June 30, 2013 and 2012, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $122,331 and $30,033 during the nine months ended June 30, 2013 and 2012, respectively.  We occasionally purchase goods and services in foreign currencies which did not result in any currency exchange rate losses during the nine months ended June 30, 2013 and 2012.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We are party to the following legal proceedings:

Legal Matters

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain stock redemption agreements with the Company.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.  The Company believes these allegations are inaccurate and intends to defend the case vigorously. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

Camacho Melendez et al v. Commonwealth of Puerto Rico and International Surveillance Services Corporation.  On April 24, 2012 the plaintiffs filed suit against the Commonwealth of Puerto Rico and ISS, claiming negligence by ISS and the government of the Commonwealth of Puerto Rico resulting in the death of a woman.  The complaint seeks damages of $2,110,000.  The Company is in discussions with the government of the Commonwealth of Puerto Rico to resolve this matter and to obtain a complete release of all claims; the Company expects to finalize this matter before the end of the fiscal year.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2013, we issued the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including Regulation D and Regulation S.

Common Stock

We issued the following shares of common stock: 181,033 shares of common stock as payment of dividends on our Series D Convertible Preferred stock; 23,052 shares of common stock for services, valued at $143,724; 590,332 shares of common stock from the conversion of $2,500,000 in convertible debentures and accrued interest at a rate of $4.50 per share; 111,112 shares upon conversion of a $500,000 liability; and 1,894,283 shares of common stock upon the exchange or conversion of 48,295 shares of Series D Preferred stock.

Subsequent to June 30, 2013, we issued 799 shares of common stock as payment of dividends on our Series D Preferred stock for the 3rd fiscal quarter ended June 30, 2013.

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).

3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011)

3(i)(14)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed April 11, 2013 (previously filed as Exhibit on Form 10-Q, filed May 15, 2013).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

3(iii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011).

10.01	Distribution and Separation Agreement (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.02	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.03	1997 Transition Plan (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.04	Securities Purchase Agreement for $1,200,000 of Series A Preferred Stock (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

10.05	Loan Agreement (as amended) dated June 2001 between ADP Management and the Company (incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended September 30, 2001).

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

10.29	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (previously filed on Form 8-K in December 2012).

10.30	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).

10.31	Stock Purchase Agreement between David Rothbart and SecureAlert, effective February 8, 2013 (previously filed on Form 10-Q in February 2012).

10.32	Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (previously filed on Form 8-K in February 2013).

10.33	Acknowledgement and Agreement between Sapinda Asia Limited, and Secure Alert, dated August 13, 2013.

31(i)	Certification of Member of Executive Committee under Section 302 of Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SecureAlert, Inc.

Date: August 14, 2013	By: /s/ Guy Dubois
Guy Dubois, Member of Executive Committee
(Acting Principal Executive Officer)

Date: August 14, 2013	By: /s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)