Form 10-K
period 2013-09-30
SecureAlert, Inc.
filed 2014-01-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $42,307,000 as of March 29, 2013, based upon the average bid and asked price of the registrant’s common stock on the Over-the-Counter Bulletin Board Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.  There were 5,860,398 shares of the registrant’s common stock outstanding as of March 29, 2013.  In addition, at March 29, 2013, the registrant also had issued and outstanding 468 shares of Series D Convertible Preferred Stock, each share of which may be voted on an as-converted basis with the common stock of the registrant at the rate of 30 shares of common stock per share, and which represented 14,040 common share equivalents as of such date.

As of December 31, 2013, the registrant had outstanding 9,811,946 shares of common stock and 468 shares of Series D Convertible Preferred Stock, convertible into 24,503 shares of common stock, which may be voted on an as-converted basis with the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

SecureAlert, Inc.

FORM 10-K

For the Fiscal Year Ended September 30, 2013

INDEX

		Page
PART I

Item 1	Business	3
Item 1A	Risk Factors	9
Item 2	Properties	13
Item 3	Legal Proceedings	13

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8	Financial Statements and Supplementary Data	22
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9A	Controls and Procedures	23
Item 9B	Other Information	23

PART III

Item 10	Directors, Executive Officers and Corporate Governance	23
Item 11	Executive Compensation	27
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 13	Certain Relationships and Related Transactions, and Director Independence	30
Item 14	Principal Accounting Fees and Services	33

PART IV

Item 15	Exhibits and Financial Statement Schedules	35

Signatures		40

PART I

Item 1.    Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate.  Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to the factors discussed under the section of this report entitled “Risk Factors.”

Background

SecureAlert, Inc. (“we,” “us,” “our,” “SecureAlert” or the “Company”) is a Utah corporation originally formed to manufacture and market medical diagnostic stains, solutions and related equipment.  In July 2001 we expanded into the elder care market with hardware products and monitoring services for Personal Emergency Response Systems (PERS) and Global Positioning System (GPS) location tracking. In 2006, we introduced GPS tracking technology and monitoring services for the corrections industry with a line of wearable, interactive GPS tracking devices that we manufacture and distribute, combined with offender monitoring and intervention services.

In December of 2007, we acquired Midwest Monitoring and Surveillance, Inc. (Midwest), Court Programs Inc. and Court Programs of Florida, Inc. In order to focus our resources on our strategic purpose of producing or acquiring and deploying leading edge tracking technology and monitoring services for the criminal justice arena in 2009, we completed the divestiture of our medical diagnostic stain and PERS business in an entity known as ActiveCare, Inc., a Delaware corporation.

During fiscal year 2012, we continued our efforts to focus on our core competencies and embarked on a number of divestitures of those subsidiaries which were primarily local services based.  We sold certain territories in the state of Florida previously serviced by our wholly-owned subsidiary, Court Programs of Florida, Inc. to various independent distributors.  At the end of fiscal year 2012, we also sold our interest in Midwest.  In fiscal year 2013, we sold Court Programs, Inc. to complete our divestment plans.

We own or have rights to various trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation: Mobile911, Mobile911Siren with 2-Way Voice Communication & Design, ActiveTrace, MobilePAL, HomePAL, HomeAware, PAL Services, TrackerPAL, ReliAlert, SecureAlert, SecureCuff, TrueDetect, and the stylized SecureAlert logo. While some of these trademarks, service marks and trade names are used in this document, for convenience, without protective marking, we will assert our ownership and rights to the fullest extent under applicable law. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners. In this report on Form 10-K, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

Our Business

We market and deploy offender management programs, combining patented GPS tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, Radio Frequency (RF) and an interactive 3-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

Our ReliAlert portfolio of devices and services are customizable to provide secure reintegration solutions for various offender types, including domestic abusers, sexual predators, gang members, pre-trial defendants, or juvenile offenders. Our proprietary software, device firmware and processes accommodate agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.

ReliAlert devices are intelligent devices with integrated computer circuitry.  They are constructed from case-hardened materials and are designed to promptly notify intervention monitoring centers of attempts to breach applicable electronic supervision terms or to remove or otherwise tamper with device elements. They are securely attached around an offender's ankle with a tamper resistant strap (steel cabling with optic fiber).  We also have a unique patented, dual-steel banded SecureCuff for high risk or high flight risk offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision.

We believe successful monitoring requires effective, persistent management of monitored individuals. Our monitoring and intervention centers act as an important link between offenders and their supervising officers. SecureAlert intervention specialists initiate contact at the direction of the supervising agency or when an offender violates any established restriction or protocol.  The monitoring that is enabled by our state-of-the-art devices, which give us the unique ability to conduct live, three-way voice communication with monitored individuals and officers, provides the situational context that is the basis for behavior management and modification. And, if necessary, it allows us to provide interaction details to law enforcement officers, giving them greater insights prior to intervention.

Our Strategy

Our global growth strategy is to continue to expand offerings which empower professionals in security, law enforcement, corrections and rehabilitation organization worldwide with single-sourced offender management solutions that integrate reliable intervention technologies to support re-socialization and monitoring initiatives.  We will accomplish this through an ever increasing portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services. These may include GPS, RF, drug and alcohol testing for not only defendants and offenders, but other individuals and assets in the corrections, law enforcement and rehabilitation arena.

In addition, our product and service offerings will expand upon our exception-based reporting, analytical capabilities and behavioral-monitoring knowledge. These customizable solutions will be available through Web portals and mobile device platforms, in addition to traditional desktops, to leverage our real-time monitoring data, best-practice monitoring, and interaction protocols and analytics capabilities.  Customer insights will be further increased by aggregating real-time data from additional monitoring device types and technologies, regardless of manufacturer, as well as other critical data sources.

In summary, we are committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace. We are currently targeting pilot and operational deployments worldwide. We will continue to work with agencies to increase public safety and officer productivity, mitigate budgetary constraints through cost-effective monitoring alternatives, increase early-release compliance and improve monitoring program success rates, all while offering defendants and offenders opportunities for accountable freedom instead of incarceration.

Marketing

Our strategic purpose is to produce or acquire and globally deploy leading edge tracking technology and monitoring services in the criminal justice arena.  During fiscal year 2013, we worked to meet this purpose by expanding sales and marketing activities, both domestically and internationally through the addition of sales resources and increase of marketing efforts such as trade show participation.  As in fiscal 2012, new account acquisition was aided by the lack of public funding, the need to increase jail operating and expansion expenses, and a desire for greater monitoring control of high risk and high flight risk device wearers.  Also, the view continues to widen that society needs to look at alternative ways of sentencing offenders, as well as keeping track of certain types of offenders, such as those convicted of sexual or domestic violence offenses and which have been released from custody.  Several countries including the United States began or continued the process of evaluating sentencing laws which would release sentenced felons onto to GPS monitoring, after partially serving their incarceration sentences. We foresee that these views and the harsh economic and funding realities will continue to fuel wider implementation of electronic monitoring programs globally.

Our unique and patented functionality makes us a good match for these opportunities.  In particular, our customers have expressed interest for our patented two- and three-way voice communication technology on our ReliAlert device, and our SecureCuff steel reinforced band. Other SecureAlert features, including our 95 decibel siren, the real-time posting of location traces and flexible mapping, were also instrumental in winning accounts.

During fiscal year 2013 we continued our commitment to ongoing enhancements to both the ReliAlert device line and our TrackerPAL tracking and monitoring software.  Device enhancements centered on the continuation of integrating componentry designed to expand the life span and robustness of the devices, enhance GPS sensitivity, and increase battery operation time.  We also enhanced our TrackerPAL software in the areas of selection and reporting features.

Research and Development Program

During the fiscal year ended September 30, 2013, we spent $987,934 on research and development, compared to research and development expenditures of $1,248,654 in the fiscal year ended September 30, 2012.  These costs of $987,934 were to further develop our TrackerPAL and ReliAlert portfolio of products and services.

Monitoring Center

During fiscal year 2013, we continued to realize productivity enhancements and additions to our key core competency and differentiator, our Intervention Monitoring Center.  Productivity gains were achieved through monitoring software enhancements as well as continuous optimization of processes and procedures and ongoing training. The Intervention Monitoring Center employs bilingual Spanish-speaking staff who provide 24/7 coverage.  The bilingual staff addresses the needs of both domestic and international customers.

Competition

During fiscal year 2013, as in past years, we continued to encounter electronic offender monitoring competition from traditional competitors, a few of which had consolidated in 2011 and 2012.  We also saw a couple of major new entrants come into the United States market.  Traditional competition includes:

•
BI Incorporated, Denver Colorado, subsidiary of GEO Care, Inc., Boca Raton, Florida –  This international company provides a wide variety of private correctional services from facilities operation and management to correctional health care services.  BI Incorporated, which was purchased by GEO Care, Inc. in 2011, has been providing intensive community supervision services and technologies for more than 20 years to criminal justice agencies throughout the United States.

•	iSECUREtrac Corp., Omaha, Nebraska – This company supplies electronic monitoring equipment for tracking and monitoring persons on pretrial release, probation, parole, or work release.

•
Omnilink Systems, Inc., Alpharetta, Georgia – This company provides a one-piece device combined with GPS and Sprint cellular networks to electronically track an individual.  In fiscal year 2013, Omnilink completed an agreement with Alcohol Monitoring Systems, Inc. (AMS) for AMS to distribute Omnilink GPS devices as “SCRAM One-Piece GPS™”, to extend AMS’ product line for those agencies looking for a one-stop shop for their monitoring needs.

•
3M Electronic Monitoring, Odessa, Florida (purchased and consolidated Attenti Group, (ElmoTech and ProTech) in 2011) – This company has satellite tracking software technology that operates in conjunction with GPS and wireless communication networks.

•	Satellite Tracking of People, LLC, Houston, Texas – This company provides a broad line of GPS tracking systems and services to government agencies.

•
Sentinel Offender Services, LLC, Augusta, Georgia (purchased and consolidated G4S’ United States Offender Monitoring operation in 2012) – This company supplies monitoring and supervision solutions for the offender population.  Through their acquisition and consolidation of G4S’ United States Offender Monitoring operation, they expanded their customer base to which they provide electronic monitoring of offenders, prison and detention center management and transitional support services.  Through this acquisition, they also resell Omnilink’s active GPS device, in addition to their own.

The following companies entered the United States Market in fiscal year 2013:

•
Buddi, Ltd., Aylesbury, Binkghamshire, United Kingdom – This company was started in 2005 to provide consumer tracking for consumers such as the elderly or Alzheimer’s sufferers.    Their major launch into offender monitoring was via an award of a United Kingdom Ministry of Justice contract.  They also announced plans to enter the United States offender monitoring market by headquartering United States operations in Tampa, FL and hiring Steve Chapin, former Protech President and CEO.

•
Corrisoft, LLC, Lexington, Kentucky – This company produces offerings for the monitoring of low and medium risk offenders, and distributes other companies’ products for higher risk offenders.  They have announced that they will be developing additional products for the monitoring of all offender types.

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

Dependence on Major Customers

We had sales to entities which represent more than 10 percent of gross revenues as follows for the years ended September 30:

	2013	%	2012	%

Secretaría de Gobernación de México	$5,252,959	34%	$2,450,984	16%

The Ministry of National Security in the Bahamas	$1,622,326	10%	$1,876,285	12%

No other customer represented more than 10 percent of total revenues for the fiscal years ended September 30, 2013 or 2012. Secretaría de Gobernación de México attributed $5,252,959 (34 percent of total revenues) under a contract that was completed during the fiscal year ended 2013 and it is uncertain if we will provide services to this customer in the future.  The Ministry of National Security in the Bahamas attributed $1,622,326 (10% of total revenues) under a three-year contract which concluded in November 2013 which services have continued on a month-to-month basis. This contract could be terminated at anytime with a 30-day notice.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2013 and 2012, respectively, are shown in the table below:

	2013	%	2012	%

La Oficina de Servicios con Antelación al Juicio de Puerto Rico	$887,233	24%	$681,781	24%

The Ministry of National Security in the Bahamas	$732,163	20%	$475,800	17%

Secretaría de Gobernación de México	$892,897	24%	$-	0%

Subsequent to the fiscal year ended September 30, 2013, we received $387,483 from la Oficina de Servicios con Antelación al Juicio de Puerto Rico and $518,137 from The Ministry of National Security in the Bahamas for a total of $905,620.

Dependence on Major Suppliers

We purchase cellular services from several suppliers. The cost to us for these services during the fiscal years ended September 30, 2013 and 2012, was approximately $974,709 and $961,994, respectively. Our cellular costs increased by approximately one percent in 2013 compared to 2012, due to the increase in the number of monitoring devices assigned to customers.

Product Returns

During fiscal year 2013, we made improvements to the ReliAlert device as well as internal processes to improve product reliability and reduce product returns. These improvements include the following:

•	We redesigned the shell of the ReliAlert device addressing several issues related to devices that were returned to us by our customers.

•	We refined our assembly and inspection processes (outgoing and incoming inspections) to ensure continued quality improvements.

•
We instituted a formal change control process to ensure that we have a structured, strategic, and documented approach to addressing and implementing changes.  This also includes improvements in our internal communications processes to ensure that different groups within the Company have visibility into current issues, and everyone has input into the process of continual improvement of our processes and design.

•
We cross-trained technical support staff and returns analysis staff to enable them to have improved visibility of the customer experience.  This has helped our staff to quickly and correctly diagnose issues in the field.

Intellectual Property

Trademarks.  We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own 6 trademarks that are registered with the United States Patent and Trademark Office plus one trademark registered in Mexico and one in Canada. Federal registration of a trademark in the United States enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We may file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations and applications:

Trademark	Application Number	Registration Number	Status/Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013,886	2,595,328	Registered
PAL Services®	78/514,514	3,100,192	Registered
TrackerPAL®	78/843,035	3,345,878	Registered
Mobile911®	78/851,384	3,212,937	Registered
TrackerPAL®	CA 1,315,487	749,417	Registered
TrackerPAL®	MX 805,365	960954	Registered
Foresight®	77/137/822	3481509	Registered
Bishop Rock Software®	77/132,255	3481474	Registered
ReliAlert™	85/238,049	In process	Pending
HomeAware™	85/238,064	In process	Pending
SecureCuff™	85/238,058	In process	Pending
TrueDetect™	85/237,202	In process	Pending
SecureAlert™	86/031,550	In process	Pending

Patents. We have 15 patents issued and two patents pending in the United States.  At foreign patent offices we have three patents issued and 12 patents pending.  We are also preparing patents that will be filed in other countries in the coming year.

The following tables summarize information regarding our patents and patent applications.  There is no assurance given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

Domestic Patents	Application#	Date Filed	Patent#	Issued	Status

Emergency Phone for Automatically Summoning Multiple Emergency Response Services	09/173645	16-Oct-98	6226510	1-May-01	Issued

Combination Emergency Phone and Personal Audio Device	09/185191	3-Nov-98	6285867	4-Sep-01	Issued

Panic Button Phone	09/044497	19-Mar-98	6044257	28-Mar-00	Issued

Interference Structure for Emergency Response System Wristwatch	09/651523	29-Aug-00	6366538	2-Apr-02	Issued

Emergency Phone With Alternate Number Calling Capability	09/684831	10-Oct-00	7092695	15-Aug-06	Issued

Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08	Issued

Remote Tracking System and Device With Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09	Issued

Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10	Issued

Remote Tracking and Communication Device	12/028088	8-Feb-08	7804412	28-Sep-10	Issued

A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11	Issued

Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11	Issued

Remote Tracking and Communication Device	12/875988	3-Sep-10	8031077	4-Oct-11	Issued

Tracking Device Incorporating Enhanced Security Mounting Strap	12/818,453	18-Jun-10	8514070	20-Aug-13	Issued

A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12	Issued

Emergency Phone with Single-Button Activation	11/174191	30-Jun-05	7251471	7/31/2007	Issued

Tracking Device Incorporating Enhanced Security Mounting Strap	13/970,007	19-Aug-13	-	-	Pending

A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	-	-	Pending

International Patents	Application#	Date Filed	Patent#	Issued	Status
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking
Device - EPO	9716860.3	6-Oct-10	2260482	1/9/2013	Issued
Remote Tracking and Communication Device -	MX/a/2008/
Mexico	1932	4-Aug-06	278405	24-Aug-10	Issued
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking	MX/a/2010/
Device - Mexico	9680	2-Sep-10	306920	1/22/2013	Issued
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking
Device - Canada	2717866	3-Sep-10	-	-	Pending
Remote Tracking and Communication Device - EPO	6836098.1	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device -
Brazil	PI0614742.9	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device -
Canada	2617923	4-Aug-06	-	-	Pending
A Remote Tracking System with a Dedicated
Monitoring Center - EPO	7812596	3-Jul-07	-	-	Pending
A Remote Tracking System with a Dedicated
Monitoring Center - Brazil	PI0714367.2	3-Jul-07	-	-	Pending
Secure Strap Mounting System For an Offender
Tracking Device - EPO	10 009 091.9	1-Sep-10	-	-	Pending
Secure Strap Mounting System For an Offender
Tracking Device - Brazil	PI11001593	28-Feb-11	-	-	Pending
Secure Strap Mounting System For an Offender
Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	-	-	Pending
Secure Strap Mounting System For an Offender
Tracking Device - Canada	2732654	23-Feb-11	-	-	Pending
A System and Method for Monitoring Individuals
Using a Beacon and Intelligent Remote Tracking
Device - Brazil	PI0909172-6	1-Sep-10	-	-	Pending
Secure Strap Mounting System For an Offender
Tracking Device - Mexico - DIV	MX/a/2013/12524	25-Oct-13	-	-	Pending

License Agreement.  During the fiscal year ended September 30, 2010, we paid $50,000 to enter into a non-exclusive license with Satellite Tracking of People, LLC or STOP, to use U.S. Patent No. 6,405,213, enhancing our intellectual portfolio in the GPS locating service industry.  The term of this license is 20 years, through June 2019.

Royalty Agreement.  On August 4, 2011, with an effective date of July 1, 2011, we entered into an agreement (the “Royalty Agreement”) with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“Borinquen”) to purchase Borinquen’s wholly-owned subsidiary, International Surveillance Services Corporation, a Puerto Rico corporation (“ISS”) in consideration of 310,000 shares of our common stock, valued at the market price on the date of the Royalty Agreement at $16.40 per share, or $5,084,000.  We also agreed to pay to Borinquen quarterly royalty payments in an amount equal to 20 percent of our net revenues from the sale or lease of our monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years.  We redeemed and terminated this royalty in February 2013 using the proceeds of a loan from a related party, Sapinda Asia Limited (“Sapinda Asia”).  The obligation to Sapinda Asia was converted to common stock and satisfied in full in September 2013.

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

Seasonality

Given the consistency in recurring domestic monitoring revenues by customer throughout 2013, we detected no apparent seasonality in our business.  However, as in previous years, incremental domestic deployment opportunities slow down in the months of July and August.  We believe that this is due to the unavailability of many judges, probation directors and other key parole officials, who observe a traditional vacation season during these two months.

Environment

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

As of December 31, 2013, we had 94 full-time employees and four part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and management believes that relations with employees are good.

Additional Available Information

We maintain our principal executive offices and facilities at 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.  Our telephone number is (801) 451-6141. We maintain a World Wide Web site at www.securealert.com.  The information found on, or otherwise accessible through, our website, is not incorporated into and does not form a part of this report on Form 10-K.  We make available, free of charge at our corporate website copies of our annual reports filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request.

All reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

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

Risks Related to Our Business, Operations and Industry

We are primarily dependent on additional capital from limited sources, both of which are related parties to the Company. Our business plan is dependent upon raising sufficient capital to supplement operational income. It may be necessary for us to obtain additional borrowing at less than favorable terms. On October 24, 2013, we drew down $1,200,000 in an unsecured revolving line of credit from Sapinda Asia, a significant shareholder of the Company. The principal accrues interest at the rate of 10 percent per annum and the entire principal and interest is due on or before June 30, 2014. On November 20, 2013, we borrowed an additional $1,500,000 from Sapinda Asia bearing interest at 8% per annum and maturing on November 18, 2014. On January 3, 2014, we entered into an unsecured “Facility Agreement” with Tetra House Pte. Ltd., (“Tetra House”) an entity controlled by our Chairman, Guy Dubois, pursuant to which Tetra House agreed to make available to us up to $25,000,000 in borrowed funds at an 8% annual interest rate due and payable in arrears semi-annually. The funds may be drawn down at any time and from time to time through May 31, 2014, in minimum amounts of $2,000,000 and in $1,000,000 increments. The borrowed funds may be used for acquisitions and for general corporate purposes and are due and payable two years from the closing date. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more details regarding the Facility Agreement and our obligations under that agreement. As of January 14, 2014, we borrowed $10,000,000 under the Facility Agreement.

We face risks related to our substantial indebtedness. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our outstanding debentures and other debt instruments.  As of September 30, 2013, we had $2,735,649 million of indebtedness outstanding.  Subsequent to September 30, 2013, we added borrowings in the principal amount of $12,700,000.

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

Budgetary issues faced by government agencies could adversely impact our future revenue. Our revenues are primarily derived from contracts with state, local and county government agencies in the United States and governments of Caribbean and Latin American nations.  Many of these government agencies are experiencing budget deficits and may continue to do so.  As a result, the amount spent by our current clients on equipment and services that we supply may be reduced or grow at rates slower than anticipated and it may be more difficult to attract additional government clients.  In addition, since 2009, the industry has experienced a general decline in average daily lease rate for GPS tracking units.  As a result of these factors, our ability to maintain or increase our revenues may be negatively affected.

As a result of our increased focus on international business markets, our business is subject to many of the risks of a new or start-up venture.  Our business goals and strategy subject us to the risks and uncertainties usually associated with start-ups. Our business plan involves risks, uncertainties and difficulties frequently encountered by companies in their early stages of development.  If we are to be successful in this new business direction, we must accomplish the following, among other things:

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

Certain individuals and groups own or control a significant number of our outstanding shares.  Certain groups or persons associated with them beneficially own a substantial number of shares of our outstanding common stock or securities and debt instruments convertible into shares of our common stock.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to us or our other shareholders.  Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  See, Item 10. “Directors, Executive Officers and Corporate Governance,” on page 23 and Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” on page 29.

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

We are dependent upon the services of our senior management team, and the failure to attract and retain such individuals could adversely affect our operations.  We are dependent on the services, abilities and experience of our executive officers. The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.  We do not currently have a chief executive officer.  In October 2012, the Board of Directors established an Executive Committee and temporarily transferred the executive function to this committee, currently comprised of Guy Dubois and David Boone.  Messrs. Dubois and Boone will continue to execute the responsibilities of the Company’s principal executive officer through the Executive Committee, until our search for a new Chief Executive Officer is completed. Our inability to identify, hire and subsequently integrate a new Chief Executive Officer could adversely impact our business, financial condition and results of operations.

We rely on significant suppliers for key products and cellular access.  If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which would reduce revenues and could adversely affect results of operations or financial condition.  We have entered into an agreement with a national cellular access company for cellular services. We also rely currently on a single manufacturer for the manufacture of our ReliAlert devices.  If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

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

We face intense competition, including competition from entities that are more established and may have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.  Our current and expected markets are rapidly changing.  Existing products and services and emerging products and services will compete directly with the products we are seeking to develop and market.  Our technology will compete directly with other technology, and, although we believe our technology has or will have advantages over these competing systems, there can be no assurance that our technology will have advantages that are significant enough to cause users to adopt its use.  Competition is expected to increase.  Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field.  Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our products.  We face competition based on product efficacy, availability of supply, marketing and sales capability, price and patent position.  There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

We are dependent upon certain customers, the loss of which would adversely affect our results of operations and business condition.  During fiscal year 2013, two customers each accounted for more than 10 percent of total sales.  One customer  paid $5,252,959 (34 percent) under an international contract that was completed during the fiscal year ended 2013 and it is uncertain if we will provide services to this customer in the future.  Another customer paid $1,622,326 (10%) under a three-year contract which was completed in November 2013 and has continued under a month-to-month contract. This contract could be terminated at anytime upon 30 days notice. The loss of either of these customers would result in lower revenues and limit the cash available to grow our business and to achieve profitability.  In addition, on November 15, 2013, we entered into a contract with the uniformed prison service of the Republic of Chile known as the Gendarmerie.  This is a 41-month contract and barring additional new contracts, this contract is expected to account for more than 10 percent of sales for fiscal year 2014. The loss or interruption of this new contract would adversely affect our results of operations and financial condition.

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

Our business plan anticipates significant growth through monitoring revenues and acquisitions. To manage the expected growth we will require capital and there is no assurance we will be successful in obtaining necessary additional funding.  If we are successful in implementing our business plan, we may be required to raise additional capital to manage anticipated growth.  Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of our ongoing development activities, the success of our development efforts, the cost and timing of establishing or expanding our revenues, marketing and manufacturing activities, the extent to which our products gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing alliances, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors, including many that are outside our control. To satisfy our capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any arrangement that includes the issuance of equity securities or securities convertible into our equity securities may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants that limit our ability to raise capital in other transactions. Collaborative arrangements, if necessary to raise additional funds, may require that we relinquish or encumber our rights to certain of our technologies, products or marketing territories.  Any inability or failure to raise capital when needed could also have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights.  We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries.  We have received several patents; we have also applied for several additional patents and those applications are awaiting action by the United States Patent Office and in other countries.  There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement.  The enforcement of patent rights can be uncertain and involve complex legal and factual questions.  The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.  The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.  Our inability to obtain or to maintain patents on our key products could adversely affect our business.  We own 15 patents and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop.  There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented.  The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations.  In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage.  Our success will also depend, in part, on our ability to avoid infringing the patent rights of others.  We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services.  Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities.  In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology.  If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all.  Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.  Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights.  If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail.  An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.

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

We conduct business internationally with a variety of sovereign governments.  Our business is subject to a variety of regulations and political interests that could affect the timing of payment for services and the duration of our contracts.  We face the risk of systems interruptions and capacity constraints, possibly resulting in adverse publicity, revenue loss and erosion of customer trust.  The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels.  We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, computer bugs or viruses or hardware failures.  We may not be able to correct a problem in a timely manner.  Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services and result in negative publicity that could cause us to lose customer accounts or fail to obtain new accounts.  Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, or impaired quality and speed of transaction processing.  We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our services to permit us to upgrade and expand our systems effectively or to integrate smoothly and newly developed or purchased modules with our existing systems.

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

The Board of Directors has designated 85,000 shares of preferred stock as our Series D Preferred stock.  Each share of Series D Preferred stock is convertible into common stock.  Holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination.  As of December 31, there were 468 shares of Series D Preferred issued and outstanding, which were convertible into 24,503 shares of common stock.

Item 2.    Properties

Our headquarters and monitoring facility are housed in approximately 7,500 square feet of space located at 150 West Civic Center Drive, Suite 400, Sandy, Utah.  Lease payments are approximately $18,000 per month. This lease expires on May 31, 2014.  In addition, we lease 6,152 square feet of warehousing and pallet shipping functions and capabilities in a facility located at 9716 South 500 West, Sandy, Utah 84070.  Monthly lease payments for this facility are approximately $6,500 expiring on August 31, 2014.

Item 3.    Legal Proceedings

We are party to the following legal proceedings:

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements with us.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.  We believe these allegations are inaccurate and intend to defend the case vigorously. We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against us and our former subsidiary.  The case resulted from actions of a former agent of our former subsidiary.  We intend to defend this matter. We have not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Integratechs v. SecureAlert, Inc.  On March 14, 2013, Integratechs, Inc. filed a suit in the Fourth Judicial District Court of Utah County, claiming the Company breached a contract for computer services and intentionally interfered with its economic relations.  We believe the allegations are inaccurate and will defend the case vigorously.

Christopher P. Baker v. SecureAlert, Inc.  In February 2013, Mr. Baker filed suit against us in the Third Judicial District Court in and for Salt Lake County, State of Utah.  Mr. Baker asserts that we breached a 2006 consulting agreement with him and claims damages of not less than $210,000.  We dispute the plaintiff’s claims and will defend the case vigorously.  No accrual for a potential loss has been made as we believe the probability of incurring a material loss is remote.

 SecureAlert, Inc. v. STOP, LLC. On December 17, 2013, we filed a claim in the United States District Court, District of Utah, Central Division against STOP, LLC seeking declaratory relief and other claims related to a Settlement Agreement entered into by and between us and STOP, effective January 29, 2010.  The complaint was filed under seal and is not publicly available.  We believe the relief sought in the case is warranted based on the language of the settlement agreement and intent of the parties and we will pursue the matter vigorously.

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

Fiscal Year Ended September 30, 2012	High	Low
First Quarter ended December 31, 2011	$20.00	$13.20
Second Quarter ended March 31, 2012	$15.40	$8.00
Third Quarter ended June 30, 2012	$10.80	$5.60
Fourth Quarter ended September 30, 2012	$7.80	$4.00

Fiscal Year Ended September 30, 2013	High	Low
First Quarter ended December 31, 2012	$14.60	$3.22
Second Quarter ended March 31, 2013	$14.60	$11.00
Third Quarter ended June 30, 2013	$14.70	$7.00
Fourth Quarter ended September 30, 2013	$20.90	$14.40

Holders

As of December 31, we had approximately 2,500 holders of record of our common stock and 9,811,946 shares of common stock outstanding. We also have granted options and warrants for the purchase of 399,591shares of common stock and 42,000 shares of Series D Preferred stock.  We also had 468 shares of Series D Preferred stock outstanding, which are convertible into 24,503 shares of common stock and are voted on an as-converted basis with the outstanding common stock.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  The Series D Preferred stock is entitled to dividends at the rate equal to 8 percent per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of common stock at the sole discretion of the Board of Directors. To date all dividends payable on our preferred stock outstanding have been paid by issuance of shares of common or preferred stock.  During the fiscal years ended September 30, 2013 and 2012, we recorded $1,042,897 and $2,480,298 in stock dividend expenses, respectively, payable with respect to our outstanding preferred stock.

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

Under the 2012 Plan, 90,000 options or shares of common stock may be awarded.  As of the date of this report, options for the purchase of 30,000 shares of common stock have been awarded under the 2012 Plan.

The following table includes information as of September 30, 2013 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	21,433	$16.66	60,000

Equity compensation plans not approved by security holders	568,533	$15.28	-

Total	589,966	$16.12	60,000

Recent Sales of Unregistered Securities

During the 4th fiscal quarter ended September 30, 2013, we issued the following securities without registration under the Securities Act:

Issuance of Common Stock for Conversion of Debt

We converted $17,576,625 of principal and accrued interest debt payable to Sapinda Asia, a shareholder, into 3,905,917 shares of common stock at a rate of $4.50 per share.

Issuance of Common Stock for Payment of Preferred Dividends

We issued 799 shares of common stock as payment of dividends on our Series D Convertible Preferred stock, valued at $9,325.

Issuance of Common Stock for Services

We issued 1,813 shares of common stock to employees and consultants for services valued at $35,535.

Issuance of Common Stock for Board of Director Services

We issued 680 shares of common stock to directors for services valued at $10,000.

In each of the transactions listed above, we issued the shares of common stock without registration under the Securities Act in reliance on exemptions from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

Purchases of Equity Securities

Neither the Company nor any affiliated purchaser as defined in Rule 10b-18(3) of the Exchange Act made any purchases of shares of our common stock in the public market on behalf of the Company during the year ended September 30, 2013.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A.,“Risk Factors” in Part I of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand SecureAlert, our operations and our present business environment.  Our fiscal year ends on September 30 of each year.  Reference to fiscal year 2013 refers to the year ended September 30, 2013.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2013 and 2012 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

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

Results of Operations

Continuing Operations - Fiscal Year 2013 compared to Fiscal Year 2012

Net Revenues

During the fiscal year ended September 30, 2013, we had net revenues of $15,641,062 compared to net revenues of $13,114,979 for the fiscal year ended September 30, 2012, an increase of $2,526,083, or approximately 19 percent.  Revenues from monitoring services for the fiscal year ended September 30, 2013, totaled $15,028,625, compared to $11,519,727 for fiscal year 2012, an increase of $3,508,898 or approximately 30 percent.  Revenues increased as a result of our continued expansion into international markets, which contributed an additional $2,745,667 to monitoring revenues for fiscal year 2013. Of the $15,028,625 in revenues, $5,252,959 (35 percent) derived from an international contract that was completed during the fiscal year and it is uncertain if we will provide services to this customer in the future. Domestic revenues decreased by $219,584, or three percent, from fiscal year 2012. This decrease resulted primarily from lowering our monitoring daily charge to compete in the domestic marketplace. Revenues from product sales for fiscal year 2013 were $612,437, compared to $1,595,252 for the prior year, a decrease of $982,815, or 62 percent.  This decrease was primarily due to the sale and installation in fiscal year 2012 of an onsite charging solution.

Cost of Revenues

During the fiscal year ended September 30, 2013, cost of revenues, excluding impairment of equipment and parts, totaled $7,816,892, compared to cost of revenues during the fiscal year ended September 30, 2012 of $7,305,602, an increase of $511,290.  These net costs of revenues, as a percentage of net revenues, decreased six percent, from 56 percent in 2012 to 50 percent in 2013.  The increase in cost of revenues of $511,290 in 2013 resulted primarily from increases in the costs of royalty fees of $347,483 and higher international costs of $227,808. These increases were partially offset by a decrease in freight costs of $72,010.

Impairment costs for equipment and parts for the fiscal years ended September 30, 2013 and 2012 were $213,276 and $1,648,762, respectively.  These costs resulted from the disposal of obsolete inventory, monitoring equipment and parts as we continue to make enhancements to the device.

Amortization for the fiscal years ended September 30, 2013 and 2012, totaled $1,230,293 and $1,231,773, respectively. Amortization costs are based on a three-year useful life for TrackerPAL and ReliAlert devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues, excluding impairment of equipment and parts, as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the fiscal year ended September 30, 2013, gross profit totaled $7,610,894, or 49 percent of net revenues, compared to $4,160,615, or 32 percent of net revenues during the fiscal year ended September 30, 2012, an increase of $3,450,279.  Included in cost of revenues are costs attributable to impairment of inventory and monitoring equipment of $213,276 and $1,648,762 for fiscal years 2013 and 2012, respectively.  These impairment costs from disposal and reduction in value of obsolete monitoring equipment are expenses we expect to decrease in future periods.  Excluding impairment costs, adjusted gross profit for the fiscal year ended September 30, 2013 was $7,824,170 or 50 percent of net revenues, compared to $5,809,377 or 44 percent of net revenues, for the same period in 2012, an increase of $2,014,793.

Research and Development Expenses

During the fiscal year ended September 30, 2013, we incurred research and development expenses of $987,934 compared to similar expenses recognized during fiscal year 2012 totaling $1,248,654.  This decrease of $260,720 is due primarily to a reduction in research and development staff.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2013, our selling, general and administrative expenses totaled $7,689,124, compared to $12,623,114 for the fiscal year ended September 30, 2012.  The decrease of $4,933,990 is the result of reductions in the following expenses: bad debt expense ($202,782), consulting ($2,286,737), insurance ($182,191), legal fees ($170,011), payroll, payroll taxes and employee benefits ($1,426,001), and travel expenses ($102,810).  Consulting and non-cash compensation as a part of employee expense for the fiscal year ended September 30, 2013 totaled $445,971, compared to $3,904,527 for fiscal year 2012, a decrease of $3,458,556.  The decrease in consulting and non-cash compensation to employee expenses resulted primarily from the issuance of common stock and acceleration of expense in connection with cancellation of stock options during fiscal year 2012.

Other Income and Expense

For the fiscal year ended September 30, 2013, interest expense was $17,048,519, compared to $1,431,416 for the fiscal year ended September 30, 2012. This increase of $15,617,103 is a result primarily of non-cash interest expense of $15,960,382 related to the amortization of debt discounts on convertible debentures. Also included in interest expense is $939,770 in accrued interest on a loan and security agreement with a related party, of which $936,627 was converted into common stock in fiscal year 2013.

Net Loss

We had a net loss from continuing operations for the fiscal year ended September 30, 2013 totaling $18,334,070 (approximately $3.79 per share), compared to a net loss of $17,150,288 (approximately $6.27 per share) for the fiscal year ended September 30, 2012.  This increase of $1,183,782 is due primarily to the amortization of the beneficial conversion feature of our convertible debentures recorded as non-cash interest expense as described above.

Discontinued Operations - Fiscal Year 2013 compared to Fiscal Year 2012

Effective October 1, 2012, we sold all of the issued and outstanding capital stock of our subsidiary, Midwest, to the former principals of Midwest. Because Midwest was a component of our consolidated entity, this sale requires discontinued operations reporting treatment of the Midwest operations.

In addition, effective January 1, 2013, we sold all of the issued and outstanding capital stock of Court Programs, Inc. to the former principal of that entity, together with all issued and outstanding capital stock of its affiliated entities. Because these entities were a component of our consolidated entity, this sale requires that we report their operating results as discontinued operations for accounting purposes.

A summary of the operating results of discontinued operations for the fiscal years ended September 30, 2013 and 2012 is as follows:

	2013	2012
Revenues	$477,298	$6,676,513
Cost of revenues	(163,487)	(4,112,410)
Gross profit	313,811	2,564,103
Selling, general and administrative expense	(319,976)	(2,782,628)
Loss from operations	(6,165)	(218,525)
Other expense	(295)	(89,294)
Net loss from discontinued operations	$(6,460)	$(307,819)

 Liquidity and Capital Resources

During the fiscal year ended September 30, 2013, we were able to finance our business from cash flows only in part from operating activities.  We supplemented cash flows with the proceeds from borrowings.

As of September 30, 2013, we had unrestricted cash of $3,382,428, compared to unrestricted cash of $458,029 as of September 30, 2012.  As of September 30, 2013, we had a working capital surplus of $6,836,442, compared to a working capital deficit of $13,600,345 as of September 30, 2012.  The increase in working capital in fiscal year 2013 primarily resulted from the conversion of amounts owed to a related party under a loan and security agreement.

During fiscal year 2013, our operating activities provided cash of $838,910, compared to $1,910,067 of cash used during fiscal year 2012.  This improvement in cash provided from operating activities of $2,748,977 resulted primarily from an increase in revenues of $2,526,083.

Investing activities during the fiscal year ended September 30, 2013, used cash of $560,425, compared to $2,847,274 during fiscal year 2012.  The decrease in cash used by investing activities of $2,286,849 during fiscal year 2013 resulted primarily from the decrease in cash used for the purchase of monitoring equipment.

Financing activities during the fiscal year ended September 30, 2013, provided $2,500,724 of net cash compared to $4,396,563 of cash provided during fiscal year 2012.

During the fiscal year ended September 30, 2013, we made net cash payments of $299,276 on notes payable.  During fiscal year 2013, we had cash proceeds totaling $2,800,000 from the issuance of convertible debentures to related parties.

During the fiscal year ended September 30, 2012, we made net payments of $687,354 on notes payable, and we paid $207,578 on related-party notes payable and $1,147,250 of commissions in connection with capital raises.  During fiscal year 2012, we had proceeds of $2,004,000 from the sale of Series D Convertible Preferred stock, proceeds of $500,000 from the issuance of convertible debentures, proceeds of $2,900,000 from the issuance of convertible debentures to related parties, and $1,033,000 from the sale of common stock to a related party.

During the fiscal year ended September 30, 2013, we incurred a net loss from continuing operations of $18,334,070 and we had positive cash flows from operating activities of $838,910, compared to a net loss of $17,150,288 and negative cash flows from operating activities of $1,910,067 for fiscal year 2012.  As of September 30, 2013, our working capital surplus was $6,836,442, our stockholders’ equity was $23,963,342, and the accumulated deficit totaled $266,429,337.

Going Concern

We have a history of recurring net losses and a significant accumulated deficit. For the fiscal year ended September 30, 2012, we did not have enough cash on hand to meet our current liabilities.  As a result, the report from our independent registered public accounting firm for the year then ended included an explanatory paragraph in respect to the substantial doubt of our ability to continue as a going concern. The financial statements for fiscal year 2012 and for prior periods did not include any adjustments that might result from the outcome of that uncertainty.  Our plan for continuing as a going concern included obtaining the necessary funding to meet our projected capital investment requirements and operating needs.

Subsequent to fiscal year ended September 30, 2013, we entered into a Facility Agreement, whereby we may borrow up to $25,000,000 for working capital and acquisitions purposes.  As of January 14, 2014, we borrowed $10,000,000 under the Facility Agreement which we believe provides sufficient working capital and enough cash on hand to satisfy our current obligations.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding the Facility Agreement.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note (2) to the audited Consolidated Financial Statements for the fiscal year ended September 30, 2013, included in this report, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

With respect to inventory reserves, revenue recognition, impairment of long-lived assets and allowance for doubtful accounts receivable, we apply critical accounting policies discussed below in the preparation of our financial statements.

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

Impairment of Long-lived Assets

We review our long-lived assets such as goodwill and intangibles for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. We evaluate whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. We use an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales growth, renewal of existing contracts, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, future compliance with the terms and conditions of our debt obligations, the expected repayment of our liabilities in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended September 30, 2013, entitled “Risk Factors.”

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

The market price of our common stock has been and may remain volatile.  In addition, the stock markets in general have experienced increased volatility.  Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock.  In addition, the price of our common stock can change for reasons unrelated to our performance.  Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

Forward-looking statements are based on management’s expectations as of the date made, and we do not undertake any responsibility to update any of these statements in the future except as required by law.  Actual future performance and results will differ and may differ materially from that contained in or suggested by forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

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

We had $8,462,019 and $5,716,352 in revenues from sources outside the United States for the fiscal years ended September 30, 2013 and 2012, respectively.  We received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange loss of $145,612 and $28,358 in fiscal years 2013 and 2012, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 23, 2013, Hansen, Barnett & Maxwell, P.C. (“HBM”) resigned as our independent registered public accounting firm.  Prior to that resignation, HBM entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM, and certain of the professional staff and partners of HBM joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly.  Concurrent with the resignation of HBM, the Company, through and with the approval of our Audit Committee, engaged Eide Bailly as our independent registered public accounting firm.

Prior to engaging Eide Bailly, we did not consult with Eide Bailly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Eide Bailly on our financial statements, and Eide Bailly did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

The reports of HBM regarding our financial statements for the fiscal year ended September 30, 2012 contained a going concern note.  Other than such note, the reports of HBM did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the year ended September 30, 2012, and during the period from September 30, 2012 through September 23, 2013, the date of resignation, there were no disagreements with HBM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of HBM would have caused it to make reference to such disagreement in its reports.

We previously filed a Current Report on Form 8-K with the SEC to report this change.  We also filed as an exhibit to the Current Report a copy of HBM’s letter dated September 24, 2013 in which HBM stated its agreement with the above statements which were also contained in the Current Report.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

This management’s report on internal control over financial reporting does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report on form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information about the members of our Board of Directors as of December 16, 2013:

Name	Age	Position

David S. Boone	53	Director
Guy Dubois	55	Director
Rene Klinkhammer	33	Director
Winfried Kunz	48	Director
Dan L. Mabey	62	Director
George F. Schmitt	70	Director

David S. Boone is the CEO of Paranet Solutions, LLC, in Dallas, Texas.  He became a director of our Company on December 21, 2011. He has served in executive roles with a variety of publicly traded and start-up organizations including Kraft General Foods, Sears, PepsiCo, Safeway and Belo Corporation, as well as serving as the CFO of Intira Corporation.  In addition, he has served as a consultant with the Boston Consulting Group.  Mr. Boone was CEO, President and Director of American CareSource Holdings from 2005 to 2011, a NASDAQ traded company.  He was the 2009 Ernst and Young Entrepreneur of the Year winner for Health Care in the Southwest Region. Mr. Boone serves on a number of private company boards and serves on the board of the Texas Kidney Foundation. Mr. Boone graduated from the University of Illinois, cum laude, in 1983 majoring in accounting.  Mr. Boone is a Certified Public Accountant.  He received his master’s degree in business administration from Harvard Business School in 1989.

Guy Dubois is our Chairman since February 2013 and became a director in December 2012.  Mr. Dubois is a Director at Singapore-based Tetra House Pte. Ltd., that provides consulting and advisory services worldwide.  Mr. Dubois was Chief Executive Officer of gategroup AG from September 2008 until April 2011. He previously held the positions of President, Executive Vice President Finance and Administration, Chief Administrative Officer and Chief Financial Officer of Gate Gourmet Holding LLC. He served as a manager of the Board of Managers of Gate Gourmet Holding LLC from March 2007 until April 2011, and as a member of the Board of gategroup AG from February 2008 until April 2011.  Prior to joining Gate Gourmet in July 2003, Mr. Dubois was Vice President Finance, Administration, Demand and Supply Chain for Roche’s Vitamins Inc. in New Jersey from 2000 to 2003. He was Area Manager, Finance and Administration for Roche’s Vitamins Asia-Pacific Pte. Ltd. in Singapore from 1997 to 1999, and Finance Manager from 1995 to 1997. Mr. Dubois worked in corporate finance for Hoffman-La Roche in 1994.  Mr. Dubois also served on the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including Treasurer and Chief Accountant, Manager General Accounting and Financial Accountant from 1989 to 1994.  He also worked with IBM in Sweden from 1984 to 1988 as Product Support Specialist for Financial Applications.  He attended the Limburg Business School in Diepenbeek, Belgium, and has a degree in Financial Science and Accountancy.  Mr. Dubois’ appointment to the Board of Directors was a requirement of a financing arrangement as part of the terms of a loan agreement with Sapinda Asia.

Rene Klinkhammer became a director in January 2010.  He graduated from European Business School, Oestrich-Winkel, Germany, in 2004, with an MBA-equivalent degree in business administration.  His majors were Banking, Finance and International Management.  After graduating, Mr. Klinkhammer joined Deutsche Bank’s Investment Banking Division as an analyst in the Corporate Finance Advisory Group, specializing in mergers and acquisitions, along with debt and equity financing transactions for larger German clients of the bank.  From 2007 to June 2013, Mr. Klinkhammer worked for Sapinda Holding B.V. and its subsidiaries, a group of privately-owned investment companies with offices in Amsterdam, Berlin, London and other major cities around the world.  Since July 2013, Mr. Klinkhammer works for Anoa Capital S.A., a Luxembourg based provider of innovative financing solutions, as Head of Origination. For the past six years, Mr. Klinkhammer has worked with us as both an investor and advisor.

Winfried Kunz became a director on December 21, 2011. He studied Business Administration and Economics from 1984 -1989 at the Universities in Munich and Cologne.  In 1985 he started working as a system analyst and from 1987 – 1998 as a management consultant for German, British and American companies in the information technology business, where he served in executive positions.  Mr. Kunz worked as an executive at Precision Software Ltd., Contact Software International Inc., and Symantec Corp.  For more than 15 years, Mr. Kunz has worked as an independent consultant and managing partner of Asecon GmbH, a company he founded in 1997, developing and implementing investor innovative business models for residential properties with a focus in Munich for his own portfolio and for third parties.  For more than 10 years he has been a consultant to JK Wohnbau GmbH, a Munich-based real estate developer, where he served as COO from 2009 until the company’s initial public offering in 2010. From 2009 to 2011, Mr. Kunz has also worked with us as an investor.

Dan L. Mabey became a director on December 21, 2011.  He is the CEO of BigHorn Oil and Gas, an energy development company (Casper, Wyoming), and he has served in both public and private company leadership positions in the high-tech industry including President of 1-2-1 View digital signage company (Singapore), Chief Operating Officer and Director of In Media Corporation IPTV service company (California), President of Interactive Devices, Inc. a video compression company (Folsom, California) and Vice President of Broadcast International, a satellite broadcast company ( Salt Lake City, Utah).  From 1990 until 2002, Mr. Mabey was Director of the State of Utah Department of Economic Development International Business Development Office, growing Utah exports from $700 million to $3.6 billion a year. He helped recruit the 2002 Winter Olympics to Salt Lake City, Utah, and managed international business development for the games. Throughout his career, Mr. Mabey has been active in civic and community organizations and is the recipient of numerous service awards. He is also the co-inventor or lead inventor on six patents and the sole inventor of a seventh.  Mr. Mabey received a Masters of Public Administration (MPA) degree from Idaho State University in 1978 and a B.A. degree from Boise State University in 1974.

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

The Board of Directors is elected by and is accountable to our shareholders.  The Board establishes policy and provides strategic direction, oversight, and control.  The Board met 18 times during fiscal year 2013.  All directors attended at least 80 percent of the meetings of the Board and the committees of the Board of Directors, of which they are members.

Director Independence

The Board of Directors intends to comply with the director independence standards of the NASDAQ Stock Market, including NASDAQ Rule 4200(a)(15).  The Board determined the independence of all directors based on the NASDAQ standards and asserts that George F. Schmitt, Winfried Kunz, David S. Boone, Rene Klinkhammer and Dan L. Mabey meet the standards to be considered independent.  The Board has not appointed a lead independent director.

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

Committees of the Board of Directors

The Board of Directors has three standing committees: the Audit Committee, Compensation Committee, and Nominating Committee.  These committees assist the Board of Directors to perform its responsibilities and make informed decisions.

Audit Committee.  The primary duties of the Audit Committee are to oversee (i) management’s conduct of our financial reporting process, including reviewing the financial reports and other financial information provided by the Company, and reviewing our systems of internal accounting and financial controls, (ii) our independent auditors’ qualifications and independence and the audit and non-audit services provided to the Company and (iii) the engagement and performance of our independent auditors.  The Audit Committee assists the Board in providing oversight of our financial and related activities, including capital market transactions. The Audit Committee has a charter, a copy of which is available on our website at www.securealert.com.

The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent registered public accounting firm.  The Audit Committee met four times during both fiscal years 2012 and 2013 and all members of the Audit Committee attended at least 75 percent of the committee’s meetings.

Members of the Audit Committee as of September 30, 2013, are Messrs. Boone, Schmitt and Kunz.  Each member of the Audit Committee satisfies, according to the full Board of Directors, the definition of independent director as established in the NASDAQ Listing Standards.  All of the members of the Audit Committee are financially literate.  In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors designated David S. Boone as the Audit Committee’s “Audit Committee Financial Expert” as defined by the applicable regulations promulgated by the Securities and Exchange Commission.

The Audit Committee reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (“PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2013 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

Compensation Committee. Members of the Compensation Committee are Messrs. Mabey (Chairman), Boone, and Schmitt.  The Compensation Committee met two times during fiscal year 2013.  Members of the Compensation Committee are appointed by the Board of Directors.  Messrs. Mabey, Boone, and Schmitt are independent directors, as determined by the Board of Directors in accordance with the NASDAQ listing standards.  The Compensation Committee is governed by a charter approved by the Board of Directors, a copy of which is available on the Company’s website www.securealert.com.

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

Nominating and Corporate Governance Committee.  Mr. Schmitt serves as the chair of the Nominating and Corporate Governance Committee.  Messrs. Kunz and Klinkhammer also currently serve as members of this committee.  The Nominating Committee has the responsibility for identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

The Nominating and Corporate Governance Committee is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by shareholders), as well as the overall composition of the Board of Directors, and recommend a slate of directors to be nominated for election at the annual meeting of shareholders, or, in the case of a vacancy on the Board of Directors, recommend a director to be elected by the Board to fill such vacancy.  The Nominating Committee held one meeting during fiscal 2013. The Nominating Committee’s charter is available on our website, www.securealert.com.

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

Executive Officers

The following table sets forth certain information regarding our principal executive officer and principal financial and accounting officer as of December 16, 2013:

Name	Age	Position

Executive Committee of Board of Directors		Principal Executive Officer
Chad D. Olsen	42	Chief Financial Officer

The Executive Committee of the Board of Directors was established to act temporarily in the principal executive officer function following the resignation of our Chief Executive Officer in October 2012.  Current members of the Executive Committee are Guy Dubois and David S. Boone.  On April 16, 2013, Mr. Dubois was granted warrants equal to $300,000 for his additional work as a director and member of the Board’s Executive Committee.  This grant is of warrants to purchase 64,665 shares of common stock at an exercise price of $9.00 per share; that vest in equal monthly increments over a period of one year or immediately upon the hiring of a new Chief Executive Officer.  These warrants were valued at the date of grant using the Black-Scholes model. The Board of Directors has not determined a timeline for the hiring of a new Chief Executive Officer.

Chad D. Olsen was appointed to be our Chief Financial Officer in January 2010. Previously, he served as our corporate controller beginning in September 2001. Additionally, he served as the Company’s corporate secretary from January 2010 to November 2011. From 1997 to 2001, Mr. Olsen worked at Kartchner and Purser, P.C., a certified public accounting firm in performing tax, auditing, and business advisory services. In 1996 while working at Fidelity Investments, Mr. Olsen held Series 6 and 63 licenses with the National Association of Securities Dealers (NASD), now known as Financial Industry Regulatory Authority (FINRA), registered to sell mutual funds, variable annuities and insurance premiums. Additionally, he worked with clients specializing in tax and investment strategies with high net-worth clients. From 1992 to 1996, Mr. Olsen worked in the banking industry with Universal Community Credit Union where he supervised member services employees. Mr. Olsen received a Bachelor of Science Degree in Accounting from Brigham Young University.

Item 11.    Executive Compensation

Set out in the following summary compensation table are the particulars of compensation paid to the following persons for our fiscal years ended September 30, 2013 and 2012:

(a)	our principal executive officer (note, we currently have no principal executive officer, rather the executive committee of the Board of Directors acts as our principal executive officer and compensation for the members of this committee is included in the Director Compensation table above); and

(b)	our most highly compensated executive officer who was serving as an executive officer at the end of the fiscal year ended September 30, 2013 who had total compensation exceeding $100,000 (with the principal executive officer, the Named Executive Officers); and

(c)	an additional individual for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year.

Name and
Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
( a )	( b )	( c )	( d )	( e )	( f )	( g )	( h )

Chad D. Olsen (1)	2013	$192,000	$-	$-	$-	$8,740	$200,740
Chief Financial Officer	2012	$192,000	$35,000	$124,000	$432,352	$42,195	$825,547

Bernadette Suckel (2)	2013	$168,000	$-	$-	$-	$8,061	$176,061
Managing Director Global Customer Service	2012	$168,000	$35,000	$77,500	$270,219	$7,950	$558,669

(1)
Mr. Olsen has served as our Chief Financial Officer since January 2010. Prior to his appointment as Chief Financial Officer, Mr. Olsen was our controller.  Column (g) includes additional compensation for paid-time off, health, dental, life and vision insurance.

(2)
Mrs. Suckel has served as Managing Director of Global Customer Service and Account Management of the Company since June 2008. Column (g) includes additional compensation for health, dental, life and vision insurance.

Outstanding Equity Awards at Fiscal Year-End 2013

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock tha t have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)

Chad D. Olsen	1,000	-	-	$15.00	1/15/14	-	-	-
	125	-	-	$15.00	3/14/14	-	-	-
	3,590	-	-	$15.00	9/29/15	-	-	-
	30,000	-	-	$16.66	9/29/14	-	-	-

Bernadette Suckel	1,000	-	-	$60.00	1/15/14	-	-	-
	18,750	-	-	$16.66	9/29/14	-	-	-
	3,500	-	-	$30.00	9/29/15	-	-	-

No options held by the Named Executive Officers or any of our directors were exercised during the fiscal year ended September 30, 2013.

Employment Agreements

Subsequent to the fiscal year ended September 30, 2013, we entered into an Employment Agreement with our Chief Financial Officer, filed as an exhibit to this report.  The term of this agreement commenced on November 14, 2013 and continues until the earlier of (i) 30 days following the closing of an acquisition of or by the Company; or (ii) November 30, 2014. Thereafter, the agreement will be reviewed and renewed upon the mutual agreement by the parties.  If Mr. Olsen’s employment terminates as a result of an involuntary termination other than for cause or at the end of the term of the agreement, he will be entitled to receive separation benefits which include payment of salary of $192,000 paid over 120-day period and other benefits as outlined in the agreement.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2013 and that such filings were timely except the following:

•	Mr. Klinkhammer, a director, filed two late Form 4s reporting two transactions.

•	Mr. Schmitt, a director, filed two late Form 4s reporting two transactions.

•	Mr. Dubois, a director, filed two late Form 4s reporting two transactions.

•	Mr. Boone, a director, filed one late Form 4 reporting one transaction.

•	Mr. Mabey, a director, filed one late Form 4 reporting one transaction.

•	Mr. Kunz, a director, filed one late Form 4 reporting one transaction.

Compensation of Directors

The table below summarizes the compensation paid by us to our non-employee directors for the fiscal year ended September 30, 2013:

(a)		(b)		(c)		(d)		(e)
		Fees earned		Stock awards		Option awards		Total
Name	$	$	$	$	$	$	$	$

David S. Boone		$-		$-		$76,385		$76,385
Guy Dubois		$-		$-		$335,322		$335,322
Rene Klinkhammer		$-		$7,500		$46,859		$54,359
Winfried Kunz		$-		$-		$55,706		$55,706
Dan L. Mabey		$-		$15,000		$35,047		$50,047
George F. Schmitt		$-		$-		$55,706		$55,706

Effective January 1, 2012, we accrued $2,500 per month for each director to be issued in shares of common stock valued on the last date of the quarter or the director may elect warrants with an exercise price at the current market price at the date of grant in the amount of three times the amount had the director elected to take shares, valued at the date of grant using the Black-Scholes valuation method.  Additionally, the Chairman and Chairman of the Audit Committee accrue $5,000 per month rather than $2,500.  Mr. Dubois became a director in December 2012 and our Chairman on February 28, 2013.

The table below summarizes outstanding warrants previously issued to our current non-employee directors for compensation as of September 30, 2013:

	Grant	Expiration	Exercise	Number of	Compensation
Name	Date	Date	Price	Options	Expense

David S. Boone	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	4,083	$23,640

Guy Dubois	3/22/13	3/21/15	$12.58	2,385	$11,682
	4/16/13	4/15/15	$9.00	64,665	$300,000
	7/1/13	6/30/15	$14.70	4,083	$23,640

Rene Klinkhammer	1/20/10	1/19/15	$26.00	1,000	$21,036
	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	2,040	$11,811

Winfried Kunz	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	2,040	$11,811

Dan L. Mabey	3/22/13	3/21/15	$12.58	8,943	$43,809

George F. Schmitt	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	2,040	$11,811

Reimbursement of Expenses

We reimburse travel expenses of members of the Board of Directors for their attendance at Board meetings.

Compensation Risks Assessment

As required by rules adopted by the SEC, management has made an assessment of our compensation policies and practices with respect to all employees to determine whether risks arising from those policies and practices are reasonably likely to have a material adverse effect on us. In doing so, management considered various features and elements of the compensation policies and practices that discourage excessive or unnecessary risk taking. As a result of the assessment, we have determined that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

We have two classes of voting securities issued and outstanding: our common stock and our Series D Preferred.  The following table presents information regarding beneficial ownership as of December 31, 2013 (the “Table Date”), of all classes of our voting securities by (1) each shareholder known to us to be the beneficial owner of more than five percent of any class of our voting securities; (2) each of our Named Executive Officers serving as of the Table Date; (3) each of our directors serving as of the Table Date; and (4) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own.  As of the Table Date, the applicable percentage ownership is based on 9,811,946 shares of common stock issued and outstanding and 468 shares of Series D issued and outstanding, convertible into 24,503 shares of common stock.  In computing the number of shares of common stock and Series D Preferred beneficially owned by a person and the applicable percentage ownership of that person, we deemed outstanding shares of common stock or Series D Preferred subject to warrants, options and convertible debt or other securities held by that person that are currently exercisable or exercisable within 60 days of the Table Date.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of common stock are entitled to one vote per share and holders of Series D are entitled to 30 votes per share and vote with the common stock shareholders on an as-converted basis.

	Title or Class of Securities:

Name and Address of	Common Stock		Series D Preferred Stock
Beneficial Owner (1)	Shares	Percent	Shares	Percent

5% Beneficial Owners:
Sapinda Asia Limited (2)	4,534,168	46.2%	-	-
Advance Technology Investors, LLC (3)	581,288	5.9%	-	-

Directors and Named Executive Officers:
David S. Boone (4)	15,306	*	-	-
Guy Dubois (5)	73,413	*	-	-
Rene Klinkhammer (6)	12,363	*	-	-
Winfried Kunz (7)	12,123	*	-	-
Dan L. Mabey (8)	10,008	*	-	-
George F. Schmitt (9)	18,906	*	-	-
Chad D. Olsen (10)	21,587	*	207	44.2%

All directors and executive officers as a group
(7 persons)	163,706	1.6%	207	44.2%

1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 150 West Civic Center Drive, Suite 400, Sandy, Utah 84070.

2)	Address is Rooms 803-4, 8F, Hang Seng Bank Building, 200 Hennessy Road, Wanchai, Hong Kong. Based on a Form 4 filed by Sapinda Asia Limited on November 5, 2013.

3)
Includes 573,965 shares of common stock owned of record by Advance Technology Investors, LLC.  In addition, we have included 7,323 shares of common stock owned of record by U/W Mark Weidman Trust. Address is 154 Rock Hill Road, Spring Valley, NY 10977.

4)	Mr. Boone is a director and a member of the Board of Directors’ executive committee. Includes 15,306 shares of common stock issuable upon exercise of stock purchase warrants.

5)
Mr. Dubois is a director and Chairman of the Board of Directors; he is also a member of the executive committee of the Board of Directors.  Includes 73,413 shares of common stock issuable upon exercise of stock purchase warrants.

6)	Mr. Klinkhammer is a director. Includes 380 shares of common stock owned of record and 11,983 shares of common stock issuable upon exercise of stock purchase warrants.

7)	Mr. Kunz is a director. Includes 12,123 shares of common stock issuable upon exercise of stock purchase warrants.

8)	Mr. Mabey is a director. Includes 1,065 shares of common stock owned of record and 8,943 shares of common stock issuable upon exercise of stock purchase warrants.

9)	Mr. Schmitt is a director. Includes 6,783 shares of common stock owned of record and 12,123 shares of common stock issuable upon exercise of stock purchase warrants.

10)
Mr. Olsen is our Chief Financial Officer.  Includes 4,914 shares or common stock owned of record, as well as 16,673 shares of common stock issuable upon conversion of 207 shares of Series D Preferred stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Transactions

We have entered into certain transactions with related parties during the fiscal year ended September 30, 2013. These transactions consist mainly of financing transactions and service agreements.  Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Royalty Agreement

On August 4, 2011, with an effective date of July 1, 2011, we entered into an agreement (the “Royalty Agreement”) with Borinquen (a shareholder) to purchase its wholly-owned subsidiary ISS for 310,000 shares of our common stock, valued at the market price on the date of the Royalty Agreement at $16.40 per share, or $5,084,000.  As additional consideration, we also granted Borinquen a royalty in the amount of 20 percent of our net revenues from the sale or lease of monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, payable quarterly for a term of 20 years.

On February 1, 2013, we entered into an agreement with Sapinda Asia and Borinquen (the Settlement and Royalty and Share Buy Back Agreement) to complete the repurchase of the royalty (at a cost of $11,616,984) and to pay accrued royalty expenses (totaling $1,383,016) for a total payment of $13,000,000.  To finance this redemption, we borrowed $16,700,000 from Sapinda Asia (the “Loan”). We used $13,000,000 toward the redemption of the royalty and to pay off accrued royalty fees and used $3,700,000 of the Loan for operating capital.  During the fiscal year ended September 30, 2013, a debt discount of $14,290,269 was recorded as interest expense to account for a beneficial conversion feature in connection with the Loan. Additionally, $611,308 of interest expense was recorded during the fiscal year ended 2013 to record accretion of a debt discount. On September 30, 2013, Sapinda Asia converted all outstanding principal and interest in connection with the Loan in the amount of $17,576,627 into 3,905,917 shares of common stock at a rate of $4.50 per share.

Revolving Loan Agreement

On February 1, 2013, we entered into a revolving loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, we may borrow up to $1,200,000 at an interest rate of three percent per annum for unused funds and 10 percent per annum for borrowed funds. As of September 30, 2013, no advances had been made under this loan and we had accrued $23,868 in interest liability on the Revolving Loan.  On October 24, 2013 we drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer.

Related-Party Service Agreement

During the quarter ended September 30, 2013, we entered into an agreement with Paranet Solutions, LLC to provide the following services for a monthly fee of $4,500: (1) procurement of hardware and software necessary to ensure that vital databases are available to us in the event of a disaster (backup and disaster recovery system); and (2) the security of all data and the integrity of such data against all loss of data, including misappropriation of data by Paranet, its employees and affiliates.  David S. Boone, a director and member of our Executive Committee, is the Chief Executive Officer of Paranet.  The arrangement can be terminated by either party for any reason upon 90 days written notice to the other party.

Related-Party Loan

During fiscal year 2012, we borrowed $500,000 from David Derrick, who was then an executive officer and director of the Company. During the fiscal year ended September 30, 2013, we established terms for this loan which created a debt discount of $500,000 which was immediately recorded as interest expense to account for a beneficial conversion feature to reflect an adjustment in the conversion rate from $11.00 to $4.50 to equal the conversion rate of the Loan to redeem the royalty. During fiscal year 2013, this debt was converted into 111,112 shares of common stock.

Related-Party Convertible Debenture #1

During fiscal year 2012, we borrowed $500,000 from George F. Schmitt, a director of the Company, with an interest rate of 8 percent per annum. The debenture was to mature on December 17, 2012 and secured by our domestic patents. During the fiscal year ended September 30, 2013, the debenture was convertible at $4.50 which created a beneficial conversion feature expense of $110,556 which was to be amortized over the term of the loan, but was accelerated upon the conversion of the debenture into 117,784 shares of common stock.

Related-Party Convertible Debenture #2

During fiscal year 2012, we borrowed $2,000,000 from Sapinda Asia with an interest rate of 8 percent per annum. The debenture was to mature on December 17, 2012 and secured by our domestic patents. During the fiscal year ended September 30, 2013, the debenture was convertible at $4.50 which created a beneficial conversion featureof $442,222 which was to be amortized over the term of the loan, but was accelerated upon the conversion of the debenture into 472,548 shares of common stock.

Facility Agreement

On January 3, 2014, we entered into a loan agreement (“Facility Agreement”) with Tetra-House Pte. Ltd., (“Tetra House”) to provide unsecured debt financing to the Company for acquisitions and for other corporate purposes, including working capital.  Tetra House is a private company incorporated under the laws of the Republic of Singapore and is controlled by Mr. Guy Dubois who is a director and currently serves as the Chairman of our Board of Directors.  Under this agreement, we may borrow up to $25,000,000, through May 31, 2014.  Borrowed amounts under the Facility Agreement bear interest at a rate of 8 percent per annum; interest is payable in arrears semi-annually.  All outstanding principal under the Facility Agreement, together with accrued and unpaid interest, is due and payable on January 3, 2016. We may prepay (in minimum amounts of $1,000,000) borrowed amounts without penalty.  In consideration of the Facility Agreement, we agreed to pay Tetra House an arrangement fee in the amount of 3 percent of the aggregate maximum amount under the Facility Agreement ($750,000). The arrangement fee is payable as follows: (i) one percent (1%) is due within five business days of signing the Facility Agreement, and (ii) the remaining two percent (2%) is to be withheld from the first draw down of funds under the Facility Agreement.  We may draw down funds in increments of not less than $2,000,000 and in integral multiples of $1,000,000 by submitting a Utilization Request to Tetra House.  Tetra House has 10 business days in which to fund the Utilization Request upon receipt of such request.  The Facility Agreement was reviewed and approved by disinterested and independent members of the Board of Directors, David S. Boone, Winfried Kunz, Dan L. Mabey and George F. Schmitt.  As of January 14, 2014, we borrowed $10,000,000 under the Facility Agreement.

Additional Related Party Transactions and Summary of All Related-Party Obligations

	2013	2012

Note payable in connection with the redemption of a royalty agreement for $10,768,555. The note required installment payments and was paid off by the proceeds of the loan.	$-	$10,050,027

Note payable in connection with the purchase of the remaining ownership of Court Programs, Inc., interest at 12% per annum, with monthly payments of $10,000. This note was assumed through the sale of Court Programs, Inc.	-	46,693

We received $500,000 from Mr. Derrick, a shareholder and former officer. This was converted into 111,112 shares of common stock.	-	500,000

Convertible debenture from a director with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by our domestic patents. The debenture and accrued interest was converted into 117,784 shares of common stock.	-	500,000

Convertible debenture with a significant shareholder with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by our domestic patents. The debenture and accrued interest was converted into 472,548 shares of common stock.	-	2,000,000

Convertible debenture of $16,700,000 from a shareholder with an interest rate of 8% per annum. The debenture matured on August 14, 2014. On September 30, 2013, $16,640,000 plus accrued interest of $936,627 was converted into 3,905,917 shares of Common Stock. A debt discount of $14,296,296 and $605,281, respectively, was recorded to reflect a beneficial conversion feature. As of September 30, 2013, the remaining debt discount was $0. The remaining balance of $60,000 plus accured interest of $3,143 was paid in cash on October 3, 2013.	60,000	1,288,693

Total related-party debt obligations	60,000	14,385,413
Less current portion	(60,000)	(12,654,701)
Long-term debt, net of current portion	$-	$1,730,712

Recent Transactions

We evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2013, the following events occurred:

•
We issued to directors for services rendered during the fourth fiscal quarter ended September 30, 2013, warrants to purchase 6,840 shares of common stock with an exercise price of $19.46 per share, valued at the date of grant at $53,091 using the Black-Scholes model.

•	We issued 483 shares of common stock as payment of fourth quarter Series D Preferred stock dividends, valued at $5,650.

•	We issued a total of 760 shares of common stock to several of our directors for services rendered, valued at $15,000.

•	We issued 500 shares of common stock to a consultant upon the exercise of warrants at an exercise price of $16.00 per share and received cash proceeds of $8,000.

•	We issued 4,700 shares of common stock to an officer upon the cashless exercise of warrants with exercise prices ranging from $15.00 to $16.66 per share.

•
We entered into an Employment Agreement with our Chief Financial Officer, filed as an exhibit to this report.  The term of this agreement commenced on November 14, 2013 and continues until the earlier of (i) 30 days following the closing of an acquisition of or by us; or (ii) November 13, 2014. Thereafter, the agreement will be reviewed and renewed upon the mutual agreement by the parties.  If Mr. Olsen’s employment terminates as a result of an involuntary termination other than for cause or at the end of the term of the agreement, he will be entitled to receive separation benefits which include payment of salary of $192,000 paid over a 120-day period and other benefits as outlined in the agreement. In addition, we agreed with Mr. Olsen that he may convert his Series D Preferred shares into common stock at a rate of 155% of each share’s original investment; provided that Mr. Olsen must convert all of his Series D Preferred shares before the next annual shareholder meeting.

•
On November 15, 2013, we entered into a 41-month agreement with the Gendarmeria de Chile (the Republic of Chile’s uniformed prison service) to provide electronic (GPS and residential) monitoring of offenders and other services to the Chilean government. The agreement calls for us to put into service up to 9,400 electronic monitoring (GPS) devices over the contract term. We were required under the agreement, to post a performance bond in the amount of $3,382,082. In addition, we will design and construct a real-time monitoring and data center to be staffed by Chilean government employees. Training from the monitoring center personnel will also be provided by us. The maximum sum to be paid for the services provided by us is approximately $70,000,000, at current exchange rates, over the term of the agreement.

•
We borrowed $1,200,000 under a line-of-credit with a related party to be used with other available cash on hand to post the performance bond under our agreement for the Chilean contract described above.

•	We borrowed $1,500,000 from Sapinda Asia, a shareholder, for working capital. The unsecured loan bears interest at a rate of 8% per annum and matures on November 18, 2014.

•
On December 17, 2013, we filed a claim in the United States District Court, District of Utah, Central Division against STOP, LLC seeking declaratory relief and other claims related to a Settlement Agreement entered into by and between us and STOP, effective January 29, 2010.  The complaint was filed under seal and is not publicly available.  We believe the relief sought in the case is warranted based on the language and intent of the parties and we will pursue the matter vigorously.

•
On December 17, 2013, we entered into a non-binding letter of intent to acquire all of the issued and outstanding stock of GPS Global, an Israeli corporation located in Tel Aviv. The parties are currently negotiating a definitive agreement for the stock purchase; compensation for the stock will be a combination of cash and our common stock. It is the intent of the parties to close the transaction as soon as possible.

•
On January 3, 2014, we entered into an unsecured Facility Agreement with Tetra House Pte. Ltd., a related-party entity, controlled by our Chairman, Guy Dubois.  Under this agreement, we may borrow up to $25,000,000 for working capital and acquisitions purposes. The loan bears interest at a rate of 8% per annum due and payable in arrears semi-annually, with a maturity date for all principal and unpaid interest of January 3, 2016.  In addition, we agreed to pay an arrangement fee equal to 3 percent of the aggregate maximum amount under the loan. As of the date of this report, we borrowed and received $10,000,000 from the Facility Agreement.

Director Independence

The Board of Directors intends to comply with the director independence standards of the NASDAQ Stock Market, including NASDAQ Rule 4200(a)(15).  The Board determined based on the NASDAQ standards that George F. Schmitt, Winfried Kunz, David S. Boone, Rene Klinkhammer, and Dan L. Mabey meet the NASDAQ standards to be considered independent.  The Board has not appointed a lead independent director.

Specifically, none of these directors:

•	has been at any time during the past three years employed by us or by any parent or subsidiary of the Company;

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

•
is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5 percent of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;

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

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell, P.C. (“HBM”) for fiscal years 2013 and 2012 totaled approximately $49,750 and $147,000, respectively.  HBM resigned as our independent registered public accounting firm on September 23, 2013.  We appointed Eide Bailly as our independent registered public accounting firm on September 24, 2013.  We paid Eide Bailly $50,000 for audit services for the year ended September 30, 2013.

Tax Fees, Audit Related Fees, and All Other Fees

HBM provided tax services to us in fiscal years 2013 and 2012.  Tax fees paid for fiscal years 2013 and 2012 totaled approximately $16,750 and $14,000, respectively.  The Audit Committee of the Board of Directors considered and authorized all services provided by HBM.  No tax services were provided to us during the fiscal years ended September 30, 2013 or 2012 by Eide Bailly. The Company paid Eide Bailly $9,064 in audit related fees for the year ended September 30, 2013.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal year 2013 by HBM and by Eide Bailly was compatible with maintaining the independence of each of those firms.

Report of the Audit Committee

To the Board of Directors:

The Audit Committee reviewed and discussed SecureAlert, Inc.’s audited financial statements for the fiscal year ended September 30, 2013 with our management.  The Audit Committee discussed with Eide Bailly, LLP, our independent public accounting firm for the fiscal year ended September 30, 2013, the matters required to be discussed under applicable PCAOB standards. The Audit Committee also received the written communication from Eide Bailly, LLP required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed the independence of Eide Bailly, LLP with them.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to our Board of Directors that the Company’s audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Respectfully submitted:

THE AUDIT COMMITTEE

David S. Boone, Chair
George F. Schmitt
Winfried Kunz

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).

3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011)

3(i)(14)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed April 11, 2013 (previously filed as Exhibit on Form 10-Q filed May 15, 2013).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

3(iii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011).

10.1
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.2
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.3
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated September 14, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.4
Patent Assignment Agreement between Futuristic Medical Devices, LLC, dated December 20, 2007 (previously filed as Exhibit on Form 10-KSB/A for the fiscal year ended September 30, 2007, filed in June 2008).

10.5
Distribution and License Agreement between euromicron AG, a German corporation, and the Company, dated May 28, 2009 (previously filed as Exhibit on Form 10-Q for the nine months ended June 30, 2009, filed in August 2009).

10.6
Agreement for Monitoring & Associated Services among I.C.S. of the Bahamas Co., Ltd., SecureAlert, Inc., International Surveillance Services Corp and The Ministry of National Security, dated November 19, 2010 (previously filed with Form 8-K in November 2010).

10.7	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed with Form 8-K in August 2011).

10.8
Addendum to the Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed as Exhibit on Form 10-Q for the six months ended March 31, 2012, filed in May 2012).

10.9	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (previously filed on Form 8-K in December 2012).

10.10	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).

10.11	Stock Purchase Agreement between David Rothbart and SecureAlert, effective February 8, 2013 (previously filed on Form 10-Q in February 2012).

10.12	Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (previously filed on Form 8-K in February 2013).

10.13	Acknowledgement and Agreement between Sapinda Asia Limited, and SecureAlert, dated August 13, 2013 (previously filed on Form 10-Q in August 2013).

10.14	Notice of Conversion from Sapinda Asia Limited, dated September 24, 2013 (filed herewith).

10.15	Facility Agreement between Tetra House Pte. Ltd. and SecureAlert, Inc., dated January 3, 2014 (previously filed on Form 8-K in January 2014).

14.1	Code of Ethics (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Insider Trading Policy Adopted, dated April 16, 2013 (filed herewith).

99.2	Employment agreement between SecureAlert, Inc. and Chief Financial Officer, dated November 14, 2013 (filed herewith).

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureAlert, Inc.

By: /s/Guy Dubois
Guy Dubois, Member Executive Committee
(Acting Principal Executive Officer)

Date: January 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Director, Member of Executive Committee	January 14, 2014
Guy Dubois	(Acting Principal Executive Officer)

/s/ Chad D. Olsen	Chief Financial Officer and (Principal Financial	January 14, 2014
Chad D. Olsen	Officer and Principal Accounting Officer)

/s/ David S. Boone	Director, Member of Executive Committee	January 14, 2014
David S. Boone

/s/ Winfried Kunz	Director	January 14, 2014
Winfried Kunz

/s/ Rene Klinkhammer	Director	January 14, 2014
Rene Klinkhammer

/s/ Dan L. Mabey	Director	January 14, 2014
Dan L. Mabey

/s/ George F. Schmitt	Director	January 14, 2014
George F. Schmitt

SecureAlert, Inc.
Consolidated Financial Statements
September 30, 2013 and 2012

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SecureAlert, Inc.

We have audited the accompanying consolidated balance sheet of SecureAlert, Inc. and Subsidiaries (collectively the Company) as of September 30, 2013 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureAlert, Inc. as of September 30, 2013 and the consolidated results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly LLP

Salt Lake City, Utah
January 14, 2014

5 Triad Center, Ste. 750 | Salt Lake City, UT 84180-1128 | T 801.532.2200 | F 801.532.7944 | EOE

www.eidebailly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SecureAlert, Inc.

We have audited the accompanying consolidated balance sheets of SecureAlert, Inc. and Subsidiaries (collectively the Company) as of September 30, 2012 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureAlert, Inc. as of September 30, 2012, and the consolidated results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements (not presented herein), the Company has incurred losses, negative cash flows from operating activities, notes payable in default and has an accumulated deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1 (not presented herein).  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 10, 2013

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND 2012

Assets	2013	2012
Current assets:
Cash	$3,382,428	$458,029
Accounts receivable, net of allowance for doubtful accounts of $3,968,000 and $772,000, respectively	3,721,964	2,411,701
Note receivable, current portion	176,205	74,801
Prepaid expenses and other	1,783,805	1,760,579
Inventory, net of reserves of $148,043 and $192,000, respectively	467,101	630,566
Current assets from discontinued operations	-	989,905
Total current assets	9,531,503	6,325,581
Property and equipment, net of accumulated depreciation of $2,092,222 and $1,879,540, respectively	318,201	504,491
Monitoring equipment, net of accumulated amortization of $1,183,346 and $669,929, respectively	1,236,696	3,171,947
Note receivable, net of current portion	28,499	112,492
Intangible assets, net of accumulated amortization of $1,256,647 and $327,540, respectively	15,413,920	15,494,598
Other assets	170,172	65,597
Non-current assets from discontinued operations, net of accumulated depreciation of $0 and $2,837,498, respectively	-	859,019
Total assets	$26,698,991	$26,533,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	348,074	1,830,075
Accrued liabilities	2,180,791	2,439,451
Dividends payable	9,427	630,528
Deferred revenue	8,674	354,570
Current portion of long-term related-party debt	60,000	12,654,701
Current portion of long-term debt	88,095	339,151
Current liabilities from discontinued operations	-	1,677,450
Total current liabilities	2,695,061	19,925,926
Long-term related-party debt, net of current portion	-	1,730,712
Long-term debt, net of current portion	40,588	85,680
Long-term liabilities from discontinued operations	-	364,270
Total liabilities	2,735,649	22,106,588

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 468 and 48,763 shares outstanding, respectively (aggregate liquidation preference of $467,507)	1	5
Common stock, $0.0001 par value: 15,000,000 shares authorized; 9,805,503 and 3,096,641 shares outstanding, respectively	980	310
Additional paid-in capital	290,391,698	252,940,448
Accumulated deficit	(266,429,337)	(248,513,626)
Total equity	23,963,342	4,427,137
Total liabilities and stockholders’ equity	$26,698,991	$26,533,725

See accompanying notes to consolidated financial statements.

 SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Revenues:
Products	$612,437	$1,595,252
Monitoring and other related services	15,028,625	11,519,727
Total revenues	15,641,062	13,114,979

Cost of revenues:
Products	262,022	1,353,953
Monitoring and other related services	7,554,870	5,951,649
Impairment of monitoring equipment and parts	213,276	1,648,762
Total cost of revenues	8,030,168	8,954,364

Gross profit	7,610,894	4,160,615

Operating expenses:
Selling, general and administrative (including non-cash expenses of $430,618 and $3,576,194, respectively, of compensation expense paid in stock, stock options and warrants or as a result of amortization of stock-based compensation)	7,679,124	12,623,114
Impairment of goodwill	-	5,514,395
Settlement expense	360,000	403,678
Research and development	987,934	1,248,654

Loss from continuing operations	(1,416,164)	(15,629,226)

Other income (expense):
Currency exchange rate loss	(145,612)	(28,358)
Loss on disposal of equipment	(2,949)	(5,374)
Interest expense (including non-cash expenses of $15,954,355 and $963,233, respectively, paid in stock, stock options and warrants, or amortization of debt discount)	(17,048,519)	(1,431,416)
Other income (expense), net	279,174	(55,914)
Net loss from continuing operations	(18,334,070)	(17,150,288)
Gain on disposal of discontinued operations	424,819	-
Net loss from discontinued operations	(6,460)	(307,819)
Net loss	(17,915,711)	(17,458,107)
Dividends on Series D Preferred stock	(1,042,897)	(2,480,298)
Net loss attributable to SecureAlert, Inc. common stockholders	$(18,958,608)	$(19,938,405)
Net loss per common share, basic and diluted from continuing operations	$(3.79)	$(6.27)
Net loss per common share, basic and diluted from discontinued operations	$0.09	$(0.11)
Weighted average common shares outstanding, basic and diluted	4,832,000	2,735,170

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2013

	Preferred Stock		Common Stock		Additional
	Series D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of October 1, 2011	44,845	$5	2,518,117	$252	$244,670,570	$(231,055,519)	$13,615,308

Issuance of common stock for:
Conversion of Series D Preferred stock	(90)	-	2,700	-	-	-	-
Royalty payment	-	-	71,969	7	819,965	-	819,972
Services	-	-	4,315	-	40,000	-	40,000
Debt	-	-	8,449	1	118,279	-	118,280
Dividends from Series D Preferred stock	-	-	210,689	21	2,391,547	-	2,391,568
Employee compensation	-	-	121,700	12	732,622	-	732,634
Board of director fees	-	-	3,000	-	48,060	-	48,060
Cash	-	-	155,703	17	1,032,983	-	1,033,000

Vesting and re-pricing of stock options	-	-	-	-	1,405,500	-	1,405,500

Acceleration of vesting and cancellation of stock warrants	-	-	-	-	1,398,060	-	1,398,060

Beneficial conversion feature recorded as interest expense	-	-	-	-	1,475,000	-	1,475,000

Series D Preferred dividends	-	-	-	-	(2,480,298)	-	(2,480,298)

Issuance of common stock warrant to settle a lawsuit	-	-	-	-	253,046	-	253,046

Issuance of common stock warrants for Board of Director fees	-	-	-	-	105,042	-	105,042

Issuance of common stock warrants for consulting fees	-	-	-	-	33,357	-	33,357

Repricing of common stock warrants in connection with debt and accrued interest	-	-	-	-	39,965	-	39,965

Issuance of Series D Preferred stock for cash	4,008	-	-	-	2,004,000	-	2,004,000

Commission paid in connection with capital raise	-	-	-	-	(1,147,250)	-	(1,147,250)

Net loss	-	-	-	-	-	(17,458,107)	(17,458,107)

Balance as of September 30, 2012	48,763	$5	3,096,641	$310	$252,940,448	$(248,513,626)	$4,427,137

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2013

	Preferred Stock		Common Stock		Additional
	Series D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of October 1, 2012	48,763	$5	3,096,641	$310	$252,940,448	$(248,513,626)	$4,427,137

Issuance of common stock for:
Conversion of Series D Preferred stock	(48,295)	(4)	1,894,283	189	(185)	-	-
Services	-	-	21,884	2	141,758	-	141,760
Debt	-	-	4,607,361	461	20,732,657	-	20,733,118
Dividends from Series D Preferred stock	-	-	181,832	18	1,663,979	-	1,663,997
Accrued board of director fees	-	-	3,661	-	47,500	-	47,500
Cash	-	-	(159)	-	(1,996)	-	(1,996)

Vesting and re-pricing of stock options	-	-	-	-	160,301	-	160,301

Beneficial conversion feature recorded as interest expense	-	-	-	-	15,349,074	-	15,349,074

Series D Preferred stock dividends	-	-	-	-	(1,042,897)	-	(1,042,897)

Issuance of common stock warrants for Board of Director fees	-	-	-	-	401,059	-	401,059

Net loss	-	-	-	-	-	(17,915,711)	(17,915,711)

Balance as of September 30, 2013	468	$1	9,805,503	$980	$290,391,698	$(266,429,337)	$23,963,342

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net Loss	$(17,915,711)	$(17,458,107)
Gain on sale of subsidiaries	(424,819)	-
Loss from discontinued operations	6,460	307,819
Loss from continuing operations	(18,334,070)	(17,150,288)
Adjustments to reconcile net loss to net cash used and provided by in operating activities:
Depreciation and amortization	2,414,270	1,816,945
Vesting and re-pricing of stock options for services	160,301	1,405,500
Issuance of common stock to employees for the cancellation of warrants	-	2,130,694
Issuance of common stock for services	141,760	40,000
Re-pricing of warrants in connection with debt with related parties	-	39,965
Accretion of debt discount and beneficial conversion feature recorded as interest expense	15,954,355	923,268
Issuance of warrants with related parties	128,559	-
Impairment of monitoring equipment and parts	213,276	1,648,763
Impairment of goodwill	-	5,514,395
Factional shares of common stock paid in cash	(1,996)	-
Loss on disposal of property and equipment	4,740	5,374
Loss on disposal of monitoring equipment and parts	84,805	188,901
Loss on forgiveness of note receivable	-	22,750
Property and equipment disposed for services and compensation	-	2,790
Change in assets and liabilities:
Accounts receivable, net	(652,749)	854,673
Notes receivable	63,978	88,061
Inventories	186,913	(437,421)
Prepaid expenses and other assets	107,576	(908,673)
Accounts payable	(1,473,530)	572,277
Accrued expenses	2,186,618	1,102,638
Deferred revenue	(345,896)	229,321
Net cash provided by (used in) operating activities	838,910	(1,910,067)

Cash flow from investing activities:
Purchase of property and equipment	(50,682)	(101,875)
Purchase of monitoring equipment and parts	(509,743)	(2,745,399)
Net cash used in investing activities	(560,425)	(2,847,274)

Cash flow from financing activities:
Borrowings on related-party notes payable	2,800,000	2,980,000
Principal payments on related-party notes payable	-	(3,187,578)
Proceeds from convertible debentures	-	500,000
Proceeds from related-party convertible debentures	-	2,900,000
Proceeds from notes payable	-	1,745
Principal payments on notes payable	(299,276)	(687,354)
Net proceeds from issuance of common stock	-	1,033,000
Net proceeds from issuance of Series D Convertible Preferred stock	-	2,004,000
Commissions paid in connection with capital raise	-	(1,147,250)
Net cash provided by financing activities	2,500,724	4,396,563

Cash flow from discontinued operations:
Net cash provided by operating activities	126,715	200,679
Net cash provided by investing activities	-	126,330
Net cash provided by (used in) financing activities	18,475	(220,869)
Net cash provided by discontinued operations	145,190	106,140

Net increase in cash	2,924,399	(254,638)
Cash, beginning of period	458,029	712,667
Cash, end of period	$3,382,428	$458,029

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Cash paid for interest	$238,080	$444,644

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants for settlement of debt	-	253,046
Issuance of common stock in connection with Series D Preferred stock dividends	1,663,997	2,391,568
Series D Preferred stock dividends earned	1,042,897	2,480,298
Issuance of warrants for accrued Board of Director fees	272,500	105,042
Issuance of common stock shares for accrued Board of Director fees	47,500	48,060
Issuance of shares of common stock, respectively, for related-party royalty payable	-	819,972
Issuance of common stock shares for settlement of debt	20,733,118	118,280
Issuance of warrants to a consultant for services	-	33,357
Issuance of common stock shares from the conversion of shares of Series D
Preferred stock	189	54
Accretion of debt discount and beneficial conversion feature expense recorded with convertible debentures	15,954,355	473,334
Issuance of debt to repurchase royalty agreement	11,616,984	-
Note payable issued to acquire monitoring equipment and property and equipment	-	69,000
Beneficial conversion feature recorded with related-party convertible debentures	-	1,001,666

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

SecureAlert, Inc. and subsidiaries (collectively, the “Company”) markets, monitors and leases ReliAlert™ devices.  ReliAlert™ devices are used to monitor convicted offenders that are on probation or parole in the criminal justice system or pretrial defendants.  ReliAlert™ devices utilize GPS, radio frequencies, and cellular technologies in conjunction with a monitoring center that is staffed 24/7 and 365 days a year.  The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  ReliAlert™ devices are targeted to meet the needs of this market domestically as well as internationally.

Going Concern

The Company has had a history of recurring net losses and a significant accumulated deficit. For the fiscal year ended September 30, 2012, the Company did not have enough cash on hand to meet its current liabilities.  As a result, the report from the independent registered public accounting firm for fiscal year 2012 included an explanatory paragraph in respect to the substantial doubt of the Company’s ability to continue as a going concern. The financial statements for fiscal year 2012 and for prior periods did not include any adjustments that might result from the outcome of that uncertainty. The Company’s plan for continuing as a going concern included obtaining the necessary funding to meet its projected capital investment requirements and operating needs.

Subsequent to September 30, 2013, the Company entered into a Facility Agreement, whereby the Company may borrow up to $25,000,000 for working capital and acquisitions purposes (see Note 5).  As of January 14, 2014, the Company borrowed $10,000,000 under the Facility Agreement which its Board of Directors and management believes provides the Company sufficient working capital and enough cash on hand to satisfy its current obligations.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SecureAlert, Inc. and its subsidiaries, SecureAlert Monitoring, Inc., International Surveillance Services Corp, and SecureAlert Chile SpA (collectively, the “Company”). Additionally, during the fiscal year ended September 30, 2013, the Company sold Midwest Monitoring & Surveillance, Inc. and Court Programs, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Statements

The carrying amounts reported in the accompanying consolidated financial statements for accrued liabilities and debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments.  The carrying amounts of the Company’s debt obligations approximate fair value as the interest rates approximate market interest rates.

Concentration of Credit Risk

In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Accordingly, the Company performs credit evaluations of its customers' financial condition.

The Company had sales to entities which represent more than 10 percent of total revenues as follows for the years ended September 30:

	2013	%	2012	%

Customer A	$5,252,959	34%	$2,450,984	16%

Customer B	$1,622,326	10%	$1,876,285	12%

No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2013 or 2012.  Customer A which attributed $5,252,959 (34 percent) derived from a contract that completed during the fiscal year ended 2013 and it is uncertain if the Company will provide services to this customer in the future.  Customer B which attributed $1,622,326 (10%) derived from a three-year contract which completed in November 2013 and has continued under a month-to-month contract. This contract could be terminated at anytime with a 30-day notice.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2013 and 2012, respectively, are shown in the table below:

	2013	%	2012	%

Customer A	$887,233	24%	$681,781	24%

Customer B	$732,163	20%	$475,800	17%

Customer C	$892,897	24%	$-	0%

Based upon the expected collectability of its accounts receivable, the Company maintains an allowance for doubtful accounts receivable. Subsequent to the fiscal year ended September 30, 2013, the Company received $387,483 from Customer A and $518,137 from Customer B for a total of $905,620.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less.  The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had $3,128,187 and $350,716 of cash deposits in excess of federally insured limits as of September 30, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The allowance is estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when cash is received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms.  Interest income is not recorded on trade receivables that are past due, unless that interest is collected.

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments.  The Company does not typically carry notes receivable in the course of its regular business, but had entered into an agreement with one of its customers during the fiscal year ended September 30, 2012.  Payments are under the note are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note.  The note requires monthly payments of $15,000 and matures in May 2014.  The note is currently in default and accrues interest at a rate of 17% per annum. As of September 30, 2013, the outstanding balance of the note was $199,682 and $5,022 of accrued interest.

Prepaid and Other Expenses

The carrying amounts reported in the balance sheets for prepaid and other expenses approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2013 and 2012, the outstanding balance of prepaid and other expenses was $1,783,805 and $1,760,579, respectively.  Of the $1,783,805, was a bond posted for an international customer in the amount of $1,488,778, which the Company believes will be returned to the Company by March 31, 2014.

Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.  The Company impaired its inventory by $1,555 and $359,734 during the fiscal years ended September 30, 2013 and 2012, respectively.

Inventory consists of raw materials that are used in the manufacturing of ReliAlert™ devices.  Completed ReliAlert™ devices are reflected in Monitoring Equipment.  As of September 30, 2013 and 2012, respectively, inventory consisted of the following:

	2013	2012
Raw materials	$615,144	$822,566
Reserve for damaged or obsolete inventory	(148,043)	(192,000)
Total inventory, net of reserves	$467,101	$630,566

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

Property and equipment consisted of the following as of September 30, 2013 and 2012, respectively:

	2013	2012
Equipment, software and tooling	$2,002,577	$1,970,327
Automobiles	33,466	33,466
Leasehold improvements	127,162	127,287
Furniture and fixtures	247,218	252,951
Total property and equipment before accumulated depreciation	2,410,423	2,384,031
Accumulated depreciation	(2,092,222)	(1,879,540)
Property and equipment, net of accumulated depreciation	$318,201	$504,491

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2013 and 2012, the Company disposed of net property and equipment of $4,740 and $5,374, respectively.

Depreciation expense for the fiscal years ended September 30, 2013 and 2012 was $231,853 and $281,791, respectively.

Monitoring Equipment

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of 3 years. Monitoring equipment as of September 30, 2013 and 2012 is as follows:

	2013	2012
Monitoring equipment	$2,420,042	$3,841,876
Less: accumulated amortization	(1,183,346)	(669,929)
Monitoring equipment, net of accumulated depreciation	$1,236,696	$3,171,947

Amortization expense for the fiscal years ended September 30, 2013 and 2012, was $1,230,293 and $1,231,773, respectively.  These expenses were classified as a cost of revenues.

Monitoring equipment to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the fiscal years ended September 30, 2013 and 2012, the Company disposed and impaired lease monitoring equipment and parts of $296,526 and $1,837,664, respectively. These impairment costs were included in cost of revenues.

Impairment of Long-Lived Assets and Goodwill

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. The Company uses an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.  In reviewing historical financial performance and participating in selling Court Programs, Inc. and Midwest Monitoring & Surveillance, Inc., the Company recorded an impairment expense.

The following summarizes the changes in goodwill during the fiscal years ended September 30, 2013 and 2012:

	Court Programs, Inc.		Midest Monitoring & Surveillance, Inc.
	2013	2012	2013	2012
Gross carrying amount, beginning of period	$-	$2,488,068	$-	$3,026,327
Additions	-	-	-	-
Impairments	-	(2,488,068)	-	(3,026,327)
Gross carrying amount, end of period	$-	$-	$-	$-

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

The Company sells and installs standalone tracking systems that do not require ongoing monitoring by the Company.  The Company has experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs, therefore the Company recognizes revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations.  The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion.  The Company evaluates its estimated labor hours and costs and determines the estimated gross profit or loss on each installation for each reporting period.  If it is determined that total cost estimates are likely to exceed revenues, the Company accrues the estimated losses immediately. All amounts billed have been earned.

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

Geographical Information

The Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the fiscal years ended September 30, 2013 and 2012, are as follows:

	2013	2012
United States of America	$7,179,043	$7,398,627
Latin American Countries	5,252,960	2,450,984
Caribbean Countries and Commonwealths	3,136,908	3,217,651
Other Foreign Countries	72,151	47,717
Total	$15,641,062	$13,114,979

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of September 30, 2013 and 2012, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	2013	2012	2013	2012
United States of America	$318,201	$504,491	$878,823	$2,174,976
Latin American Countries	-	-	-	719,171
Caribbean Countries and Commonwealths	-	-	351,138	263,782
Other Foreign Countries	-	-	6,735	14,018
Total	$318,201	$504,491	$1,236,696	$3,171,947

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures in 2013 and 2012 were for the development of the Company’s ReliAlert™ device and associated services. For the fiscal years ended September 30, 2013 and 2012, research and development expenses were $987,934 and $1,248,654, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the fiscal years ended September 30, 2013 and 2012, was $30,782 and $29,141, respectively.

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

The tax effects from uncertain tax positions can be recognized in the financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remained open as of the date of the accompanying consolidated financial statements.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2013 and September 30, 2012, the Company did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2013 and 2012, there were 604,006 and 2,825,171 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The common stock equivalents outstanding as of September 30, 2013 and 2012, consisted of the following:

	2013	2012
Conversion of debt and accrued interest and loan origination fees	-	863,499
Conversion of Series D Preferred stock	14,040	1,462,890
Exercise of outstanding common stock options and warrants	427,966	336,782
Exercise and conversion of outstanding Series D Preferred stock warrants	162,000	162,000
Total common stock equivalents	604,006	2,825,171

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, the Company does not expect the adoption of the guidance to have a material impact on the Company's consolidated financial statements.

(3)	Acquisitions and Other Intangible Assets

The following table summarizes the activity of intangible assets for the fiscal year ended September 30, 2013:

	Borinquen Container Corporation	International Surveillance Services Corp.	Patent	Total

Intangible assets:
Patent license agreement	$-	$-	$-	$-
Royalty agreement	11,616,984	5,003,583	50,000	16,670,567
Total intangible assets	11,616,984	5,003,583	50,000	16,670,567
Accumulated amortization	(673,374)	(562,903)	(20,370)	(1,256,647)
Intangile assets, net of accumulated amortization	$10,943,610	$4,440,680	$29,630	$15,413,920

The following table summarizes the activity of intangible assets for the fiscal year ended September 30, 2012:

	Borinquen Container Corporation	International Surveillance Services Corp.	Patent	Total

Intangible assets:
Patent license agreement	$-	$-	$-	$-
Royalty agreement	10,768,555	5,003,583	50,000	15,822,138
Total intangible assets	10,768,555	5,003,583	50,000	15,822,138
Accumulated amortization	-	(312,724)	(14,816)	(327,540)
Intangile assets, net of accumulated amortization	$10,768,555	$4,690,859	$35,184	$15,494,598

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2013:

Fiscal Year	Borinquen Container Corporation	International Surveillance Services Corp.	Patent	Total

2014	$630,792	$250,179	$5,556	$886,527
2015	630,792	250,179	5,556	886,527
2016	630,792	250,179	5,556	886,527
2017	630,792	250,179	5,556	886,527
2018	630,792	250,179	5,556	886,527
Thereafter	7,789,650	3,189,785	1,850	10,981,285

Total	$10,943,610	$4,440,680	$29,630	$15,413,920

Borinquen Container Corporation
On September 5, 2012, the Company entered into an agreement to redeem the royalty held by Borinquen pursuant to a royalty agreement dated July 1, 2011, as amended.  Under the terms of the royalty, Borinquen had the right to receive 20 percent of net revenues derived within certain geographic territories.

As of September 30, 2012, the agreement to redeem the royalty had not yet been completed and as a result the Company capitalized $10,768,555 as a non-current asset and recorded a loan payable to Borinquen to reflect the obligation. On February 1, 2013, the Company completed the redemption of the royalty with Borinquen which was funded under a Loan and Security Agreement (“Loan”) from Sapinda Asia Limited (“Sapinda Asia”), see Note 5.  The Company capitalized the total cost of the royalty purchase commitment of $11,616,984, as a non-current asset and will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty. The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory.

During the fiscal years ended 2013 and 2012, the Company recorded $673,374 and $0 of amortization expense for the intangible asset, resulting in a total accumulated amortization of $673,374 and $0, and net intangible assets of $10,943,610, and $10,768,555, respectively.

International Surveillance Services Corp.
Effective July 1, 2011, the Company entered into a stock purchase agreement and purchased ISS, a Puerto Rico corporation, in consideration of 310,000 shares of its common stock, valued at $5,084,000 of which $5,003,583 was recorded as a royalty intangible asset.  ISS is an international distributor of electronic monitoring devices to individuals on parole or probation.  The Company acquired ISS to utilize the knowledge and connections the company has in Central and South America and to acquire the rights to its territorial commissions that were being paid to ISS.

The Company recorded $250,179 and $250,179 of amortization expense on intangible assets for ISS during the fiscal year ended September 30, 2013 and 2012, resulting in a total accumulated amortization of $562,903 and $312,724, and net intangible assets of $4,440,680 and $4,690,859, respectively.

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

During the fiscal years ended 2013 and 2012, the Company recorded $5,554 and $5,557 of amortization expense for the patent, resulting in a total accumulated amortization of $20,370 and $14,816, and net intangible assets of $29,630 and $35,184, respectively.

(4)	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2013 and 2012:

	2013	2012
Accrued royalties	$714,400	$641,446
Accrued payroll, taxes and employee benefits	473,179	540,931
Accrued consulting	317,300	352,072
Accrued taxes - foreign and domestic	262,880	262,440
Accrued settlement costs	76,000	50,000
Accrued board of directors fees	68,090	265,000
Accrued other expenses	65,903	183,722
Accrued legal costs	57,001	14,628
Accrued cellular costs	55,000	27,662
Accrued outside services	33,022	38,630
Accrued warranty and manufacturing costs	30,622	30,622
Accrued interest	27,394	27,831
Accrued cost of revenues	-	4,467
Total accrued expenses	$2,180,791	$2,439,451

(5)	Certain Relationships and Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended September 30, 2013 and 2012. These transactions consist mainly of financing transactions and service agreements.  Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Royalty Agreement

On August 4, 2011, with an effective date of July 1, 2011, the Company entered into an agreement (the “Royalty Agreement”) with Borinquen (a shareholder) to purchase its wholly-owned subsidiary ISS for 310,000 shares of the Company’s common stock, valued at the market price on the date of the Royalty Agreement at $16.40 per share, or $5,003,583.  As additional consideration, the Company also granted Borinquen a royalty in the amount of 20% of net revenues from the sale or lease of monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years. The royalty payments were due quarterly through June 30, 2031.

On February 1, 2013, the Company entered into an agreement with Sapinda Asia and Borinquen (the Settlement and Royalty and Share Buy Back Agreement) to complete the repurchase of the royalty (at a cost of $11,616,984) and to pay accrued royalty expenses (totaling $1,383,016) for a total payment of $13,000,000.  To finance this redemption, the Company borrowed $16,700,000 in connection with the Loan from Sapinda Asia. The Company used $13,000,000 toward the redemption of the royalty and to pay off accrued royalty fees and used $3,700,000 of the loan for operating capital. During the fiscal year ended September 30, 2013, the Company recorded a debt discount of $14,296,296 which was recorded as interest expense to account for a beneficial conversion feature in connection with the Loan. Additionally, $605,281 of interest expense was recorded during the fiscal year ended 2013 to record accretion of debt discount. On September 30, 2013, Sapinda Asia converted all outstanding principal and interest in connection with the Loan in the amount of $17,576,627 into 3,905,917 shares of common stock at a rate of $4.50 per share.

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. As of September 30, 2013, no advances have been made under this loan and the Company had accrued $23,868 in interest liability on the Revolving Loan.  On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer.

Related-Party Service Agreement

During the fiscal year ended September 30, 2013, the Company entered into an agreement with Paranet Solutions, LLC to provide the following primary services:  (1) procurement of hardware and software necessary to ensure that vital databases are available in the event of a disaster (backup and disaster recovery system); and (2) providing the security of all data and the integrity of such data against all loss of data, misappropriation of data by Paranet, its employees and affiliates.  David S. Boone, a director and member of the Company’s Executive Committee, is the Chief Executive Officer of Paranet.

As consideration for these services, the Company agreed to pay Paranet $4,500 per month.  The arrangement can be terminated by either party for any reason upon ninety (90) days written notice to the other party.

Related-Party Loan

During the fiscal year ended 2012, the Company borrowed $500,000 from a former officer. During the fiscal year ended September 30, 2013, the Company established terms for this loan which created a debt discount of $500,000 which was immediately recorded as interest expense to account for a beneficial conversion feature to reflect an adjustment in the conversion rate from $11.00 to $4.50 to equal the conversion rate of the Loan to redeem the royalty. During fiscal year 2013, this debt was converted into 111,112 shares of common stock.

Related-Party Convertible Debenture #1

During the fiscal year ended 2012, the Company borrowed $500,000 from a director with an interest rate of 8% per annum. The debenture was to mature on December 17, 2012 and secured by the domestic patents of the Company. During the fiscal year ended September 30, 2013, the debenture was convertible at $4.50 which created a beneficial conversion feature discount of $110,556 which was to be amortized over the term of the loan, but was accelerated upon the conversion of the debenture into 117,784 shares of common stock.

Related-Party Convertible Debenture #2

During the fiscal year ended 2012, the Company borrowed $2,000,000 from a significant shareholder with an interest rate of 8 percent per annum. The debenture was to mature on December 17, 2012 and secured by the domestic patents of the Company. During the fiscal year ended September 30, 2013, the debenture was convertible at $4.50 which created a beneficial conversion feature discount of $442,222, which was to be amortized over the term of the loan, but was accelerated upon the conversion of the debenture into 472,548 shares of common stock.

Facility Agreement

On January 3, 2014, the Company entered into a loan agreement (“Facility Agreement”) with Tetra House Pte. Ltd., (“Tetra House”) to provide unsecured debt financing to the Company for acquisitions and for other corporate purposes, including working capital.  Tetra House is a private company incorporated under the laws of the Republic of Singapore and is controlled by Mr. Guy Dubois who is a director and currently serves as the Chairman of the Company’s Board of Directors. .Under this agreement, the Company may borrow up to $25,000,000, through May 31, 2014. Borrowed amounts under the Facility Agreement bear interest at a rate of 8% per annum and interest is payable in arrears semi-annually.  All outstanding principal under the Facility Agreement, together with accrued and unpaid interest, is due and payable on January 3, 2016. The Company may prepay (in minimum amounts of $1,000,000) borrowed amounts without penalty.  In consideration of the Facility Agreement, the Company agreed to pay Tetra House an arrangement fee equal to 3% of the aggregate maximum amount under the Facility Agreement ($750,000). The arrangement fee is payable as follows: (i) one percent (1%) due within five business days of signing the Facility Agreement, and (ii) the remaining two percent (2%) being withheld from the first draw down of funds under the Facility Agreement.  The Company may draw down funds in increments of not less than $2,000,000 and in integral multiples of $1,000,000 by submitting a Utilization Request to Tetra House.  Tetra House has 10 business days in which to fund the Utilization Request upon receipt of such request.  The Facility Agreement was reviewed and approved by disinterested and independent members of the Board of Directors, David S. Boone, Winfried Kunz, Dan L. Mabey and George F. Schmitt.  As of January 14, 2014, the Company borrowed $10,000,000 under the Facility Agreement.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	2013	2012

Note payable in connection with the redemption of a royalty agreement for $10,768,555. The note required installment payments and was paid off by the proceeds of the Loan.	$-	$10,050,027

Note payable in connection with the purchase of the remaining ownership of Court Programs, Inc., interest at 12% per annum, with monthly payments of $10,000. This note was assumed through the sale of Court Programs, Inc.	-	46,693

Note payable from a shareholder and former officer. This was converted into 111,112 shares of common stock.	-	500,000

Convertible debenture from a director with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by the domestic patents. The debenture and accrued interest was converted into 117,784 shares of common stock.	-	500,000

Convertible debenture with a significant shareholder with an interest rate of 8% per annum. The debenture matured December 17, 2012 and was secured by the domestic patents. The debenture and accrued interest was converted into 472,548 shares of common stock.	-	2,000,000

Convertible debenture of $16,700,000 from a shareholder with an interest rate of 8% per annum. The debenture matured on August 14, 2014. On September 30, 2013, $16,640,000 plus accrued interest of $936,627 was converted into 3,905,917 shares of common stock. A debt discount of $14,296,296 and $605,281, respectively, was recorded to reflect a beneficial conversion feature. As of September 30, reflect a beneficial conversion feature. As of September 30, 2013, the remaining debt discount was $0. The remaining balance of $60,000 plus accured interest of $3,143 was paid in cash on October 3, 2013.	60,000	1,288,693

Total related-party debt obligations	60,000	14,385,413
Less current portion	(60,000)	(12,654,701)
Long-term debt, net of current portion	$-	$1,730,712

(6)           Debt Obligations

Debt obligations as of September 30, 2013 and 2012, consisted of the following:

	2013	2012

Settlement liability from patent infringement suit and countersuit settled in February 2010. The liability was paid in March 2013.	$-	$200,000

Note issued in connection with the acquisition of a subsidiary and matures in December 2014.	64,111	94,459

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between August 2013 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	59,266	118,098

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.06%, due June 2014. $125,614 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	5,306	12,274

Total debt obligations	128,683	424,831
Less current portion	(88,095)	(339,151)
Long-term debt, net of current portion	$40,588	$85,680

The following table summarizes the Company’s future maturities of debt obligations as of September 30, 2013:

Fiscal Year	Total
2014	$88,095
2015	38,945
2016	1,643
Thereafter	-
Total	$128,683

The following table summarizes the Company’s capital lease obligations included in the schedules of debt and debt obligations above as of September 30, 2013:

Fiscal Year	Total
2014	$36,419
2015	27,721
2016	1,722
2017	-
Thereafter	-
Total minimum lease payments	65,862
Less: amount representing interest	(6,596)
Present value of net minimum lease payments	59,266
Less: current portion	(31,576)
Obligation under capital leases - long-term	$27,690

As of September 30, 2013 and 2012, the Company had total capital lease obligations of $59,266 and $272,508, the current portion being $31,576 and $131,072, respectively.  Capital leases are secured by assets with a total original cost of $105,162 and $234,659 with related accumulated depreciation of $40,932 and $83,577 as of September 30, 2013 and 2012, respectively.

(7)           Preferred Stock

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

Series D Convertible Preferred Stock

In July 2011, the Company amended its Articles of Incorporation and increased the total designated shares of Series D Preferred stock from 70,000 to 85,000 shares (“Series D Preferred stock”).  During the fiscal years ended September 30, 2013 and 2012, the Company issued 0 and 4,008 shares of Series D Preferred stock under securities purchase agreements for $0 and $2,004,000 in net cash proceeds, respectively.

As of September 30, 2013 and 2012, there were 468 and 48,763 Series D Preferred shares outstanding, respectively.

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

During the fiscal year ended September 30, 2013, the Company issued 181,832 shares of common stock to pay $1,663,997 of accrued dividends on the Series D Preferred stock earned for the twelve months between July 1, 2012 and June 30, 2013. Subsequent to September 30, 2013, the Company issued 483 shares of common stock to pay $5,650 of accrued dividends on Series D Preferred stock earned during the three months ended September 30, 2013.

During the fiscal year ended September 30, 2012, the Company issued 210,689 shares of common stock to pay $2,391,568 of accrued dividends on the Series D Preferred stock earned for the twelve months between July 1, 2011 and June 30, 2012. Subsequent to September 30, 2012, the Company issued 103,803 shares of common stock to pay $630,528 of accrued dividends on Series D Preferred stock earned during the three months ended September 30, 2012.

Convertibility
Each share of Series D Preferred stock may be converted into 30 shares of common stock, commencing after ninety days from the date of issue.

In February 2013, and as a condition to a loan agreement, the Company conducted an exchange offer (“Exchange Offer”) of Series D Preferred stock in order to simplify the capitalization structure. The Exchange Offer was conditioned upon at least 90 percent of the cumulative original issue price paid for all of the issued and outstanding shares of Series D Preferred stock. The shareholders were entitled to exchange their shares of Series D Preferred at a premium over the current conversion rate of 30 shares of common stock per Series D Preferred share as follows:  15 shares for each $1,000 of original price paid, 10 shares for each $676 of original price paid, and 8 shares for each $500 of original price paid. During the fiscal year ended September 30, 2013 and under the Exchange Offer, 48,295 shares of Series D Preferred stock converted into 1,894,283 shares of common stock.

During the fiscal year ended September 30, 2012, 90 shares of Series D Preferred stock were converted into 2,700 shares of common stock.

Subsequent to the fiscal year ended September 30, 2013, the Company entered into an Employment Agreement with its Chief Financial Officer.  In addition, Mr. Olsen and the Company agreed that he may convert his Series D Preferred shares into common stock at a rate of 155% of each share’s original investment; provided that Mr. Olsen must convert all of his Series D Preferred shares before the next annual shareholder meeting of the Company.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of September 30, 2013 and 2012, there were 468 and 48,763 shares of Series D Preferred stock outstanding, respectively. Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

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

Series D Preferred Stock Warrants
As of September 30, 2012, 5,400 warrants to purchase Series D Preferred stock at an exercise price of $500 per share were issued and outstanding. During the fiscal year ended September 30, 2013, no Series D Preferred stock warrants were issued or exercised.

(8)	Common Stock

Authorized Shares

The Company held an Annual Shareholders meeting on February 28, 2013, at which time the shareholders approved a reverse stock split at a ratio of 200 for 1 and reduced the total authorized shares of common stock to 15,000,000 shares. The retroactive effect of the reverse stock split has been reflected throughout these financial statements.

Common Stock Issuances

During the fiscal year ended September 30, 2013, the Company issued 6,709,021 shares of common stock.  Of these shares, 1,894,283 shares were issued upon conversion of 48,295 shares of Series D Preferred stock; 21,884 shares were issued for services rendered to the Company valued at $141,758; 4,607,361 shares were issued in connection with debt and accrued interest of $20,733,118; 181,832 shares were issued to pay dividends from Series D Preferred stock of $1,663,997; and 3,661 shares were issued to pay Board of Director fees of $47,500.

During the fiscal year ended September 30, 2012, the Company issued 578,524 shares of common stock.  Of these shares, 2,700 shares were issued upon conversion of 90 shares of Series D Preferred stock; 71,969 shares were issued as part of a royalty agreement, valued at $819,972; 4,315 shares were issued for services rendered to the Company valued at $40,000; 8,449 shares were issued in connection with debt and accrued interest of $118,280; 210,689 shares were issued to pay dividends from Series D Preferred stock of $2,391,568; 121,700 shares were issued to employees for compensation of $732,634; 3,000 shares were issued to pay Board of Director fees of $48,060 and 155,703 shares were issued for $1,033,000 in cash proceeds.

(9)	Stock Options and Warrants

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the fiscal years ended September 30, 2013 and 2012, 0 and 30,000 options were issued under this 2012 Plan, respectively.  As of September 30, 2013, 60,000 shares of common stock were available for future grants under the 2012 Plan.

Re-pricing of Warrants

During the fiscal year ended September 30, 2013, the Company did not re-price any previously issued warrants.

During the fiscal year ended September 30, 2012, the Company re-priced 24,465 previously issued warrants in connection with debt financing agreements with original exercise prices ranging from $20 to $60, revising the exercise price to $15, resulting in additional interest expense of $39,965. Of the 24,465 warrants re-priced, 21,055 warrants were in connection with related-party transactions.

All Options and Warrants

During the fiscal year ended September 30, 2013, the Company granted 143,937 warrants to members of its Board of Directors, valued at $701,062. As of September 30, 2013, $154,378 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

During the fiscal year ended September 30, 2012, the Company granted options and warrants to purchase 54,500 shares of common stock as follows: 18,500 to members of the Board of Directors, valued at $105,041; 30,000 to settle a lawsuit, valued at $253,046; and 6,000 warrants to a consultant, valued at $33,358. The vesting periods for these options and warrants ranged from three to five years. Additionally during the fiscal year ended 2012, the Company cancelled 182,500 of unvested warrants held by executives of the Company and issued 121,700 shares of common stock and accelerated the vesting of 57,500 of warrants for services rendered. The modification of the equity awards resulted in $2,130,694 of compensation expense which includes the immediate recognition of the unamortized portion of the cancelled unvested warrants.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2013 and 2012 using the Black-Scholes model, respectively:

	Fiscal Years Ended
	September 30,
	2013	2012
Expected cash dividend yield	-	-
Expected stock price volatility	108%	95%
Risk-free interest rate	0.18%	0.36%
Expected life of options	1.38 Years	2 Years

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life of stock options and warrants represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP.  The expected volatility is based on the historical price volatility of the Company’s common stock. In fiscal year 2013, the Company changed from a daily to weekly volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options and warrants. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock option and warrants.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2013 and 2012 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of September 30, 2011	495,891	$26.00
Granted	54,500	$18.00
Expired	(213,609)	$22.00

Outstanding as of September 30, 2012	336,782	$28.00
Granted	143,937	$11.18
Expired / Cancelled	(52,754)	$76.97

Outstanding as of September 30, 2013	427,965	$16.12	1.38 years	$1,802,008.18
Exercisable as of September 30, 2013	392,939	$16.75	1.36 years	$1,435,627.07

The fiscal year end intrinsic values are based on a September 30, 2013 closing price of $19.46 per share.

(10)           Income Taxes

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

For the fiscal years ended September 30, 2013 and 2012, the Company incurred net losses for income tax purposes of $3,427,372 and $8,693,769, respectively.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2013, the Company had net carryforwards available to offset future taxable income of approximately $179,000,000 which will begin to expire in 2020.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. As part of a debt conversion to common stock on September 30, 2013 the Company believes a Section 382 ownership change occurred. In general, a Section 382 ownership change occurs if there is a cumulative change in ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of September 30, 2013, approximately $79,000,000 is subject to an annual Section 382 limitation of approximately $6,200,000 per year due to the ownership change. Since the Company maintains a full valuation allowance on all of its U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of its U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the year ended September 30, 2013, or on the Company’s net deferred tax asset as of September 30, 2013.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2013	2012
Net loss carryforwards	$72,700,000	$72,200,000
Accruals and reserves	247,000	529,000
Contributions	8,000	6,000
Depreciation	42,000	26,000
Stock-based compensation	5,880,000	5,768,000
Valuation allowance	(78,877,000)	(78,529,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2013 and 2012 are as follows:

	Fiscal Years Ended
	September 30,
	2013	2012
Federal income tax benefit at statutory rate	$6,091,000	$5,936,000
State income tax benefit, net of federal income tax effect	591,000	576,000
Change in estimated tax rate and gain (loss) on non-deductible expenses	(5,556,000)	(2,068,000)
Loss of operating losses for entities sold	(778,000)	-
Change in valuation allowance	(348,000)	(4,444,000)
Benefit for income taxes	$-	$-

During the fiscal year ended September 30, 2013, the Company began recognizing revenues from international sources from its products and monitoring services.  During the fiscal year ended September 30, 2013, the Company accrued $76,732 in value-added taxes which will be due upon collection.

The Company’s open tax years for its federal and state income tax returns are for the tax years ended September 30, 2010 through September 30, 2013.

(11)           Commitments and Contingencies

Legal Matters

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements with the Company.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012. The Company believes these allegations are inaccurate and intend to defend the case vigorously. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against us and our former subsidiary.  The case resulted from actions of a former agent of our former subsidiary.  The Company intends to defend this matter. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Integratechs v. SecureAlert, Inc.  On March 14, 2013, Integratechs, Inc. filed a suit in the Fourth Judicial District Court of Utah County, claiming the Company breached a contract for computer services and intentionally interfered with its economic relations.  The Company believes the allegations are inaccurate and will defend the case vigorously. No accrual for a potential loss has been made as the Company believes the probability of incurring a material loss is remote.

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

SecureAlert, Inc. v. STOP, LLC.  On December 17, 2013, the Company filed a claim in the United States District Court, District of Utah, Central Division against STOP, LLC seeking declaratory relief and other claims related to a Settlement Agreement entered into by and between the Company and STOP, effective January 29, 2010.  The complaint was filed under seal and is not publicly available.  The Company believes the relief sought in the case is warranted based on the language and intent of the parties and we will pursue the matter vigorously.
Operating Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2013:

Fiscal Year	Total

2014	$237,580
2015	34,721
Thereafter	-

Total	$272,301

The total operating lease obligations of $272,301 consist of the following: $272,301 from facilities operating leases and $0 from equipment leases.  During the fiscal years ended September 30, 2013 and 2012, the Company paid approximately $350,073 and $383,187, in lease payment obligations, respectively.

Intellectual Property Settlement

In January 2010, the Company entered into an intellectual property settlement agreement with an entity whereby the Company agreed to begin paying the greater of a 6% royalty or $0.35 per activated device of monitoring revenues, subject to certain adjustments. The Company and other party disagree with the methodology used to calculate such royalty, litigation was filed by the Company in December 2013 to resolve the matter.

Indemnification Agreements

The Company’s Bylaws require the Company to indemnify any individual who is made a party to a proceeding because the individual is or was a director or officer of the Company against any liability or expense incurred in connection with such proceeding to the extent allowed under the Utah Revised Business Corporation Act (the “UBCA”), if the Company has properly authorized indemnification under Section 16.10a-906 of the UBCA.  Section 16-10a-906(2) of the UBCA requires that the Company determine, before granting indemnification, that: (i) the individual’s conduct was in good faith; (ii) the individual reasonably believed that the individual’s conduct was in, or not opposed to, the Company’s best interests; and (iii) in the case of any criminal proceeding, the individual had no reasonable cause to believe the individual’s conduct was unlawful.  The foregoing description is necessarily general and does not describe all details regarding the indemnification of officers and directors of the Company.

International Importation Audit

During the fiscal year ended September 30, 2013, the Company was notified that several international importation documents were selected to be audited by a taxing authority. The Company resubmitted documentation to comply with the country’s requirements; and as of the date of this Report, the audit results and potential penalties are uncertain.

(12)           Discontinued Operations

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

The following is a summary of the assets and liabilities of Midwest and Court Programs reported as discontinued operations for the fiscal years ended September 30, 2013 and 2012, respectively:

	2013	2012
Current assets:
Cash	$-	$237,082
Accounts receivable, net of allowance for doubtful accounts	-	452,841
Note receivable	-	81,389
Prepaid expenses and other assets	-	218,593
Total current assets	$-	$989,905

Non-current assets:
Property and equipment, net of accumulated depreciation	$-	$173,002
Monitoring equipment, net of accumulated amortization	-	153,163
Deposits	-	9,218
Goodwill	-	375,000
Intangible assets, net of accumulated amortization	-	148,636
Total non-current assets	$-	$859,019

Current liabilities:
Accounts payable	$-	$614,557
Accrued liabilities	-	561,611
Deferred revenue	-	67,613
Current portion of long-term related-party debt	-	138,602
Current portion of long-term debt	-	295,067
Total current liabilities	$-	$1,677,450

Long-term liabilities:
Long-term portion of related-party debt	-	-
Long-term portion of debt	-	364,270
Total long-term liabilities	$-	$364,270

The following is a summary of the operating results of discontinued operations for the fiscal years ended September 30, 2013 and 2012:

	2013	2012
Revenues	$477,298	$6,676,513
Cost of revenues	(163,487)	(4,112,410)
Gross profit	313,811	2,564,103
Selling, general and administrative	(319,976)	(2,782,628)
Loss from operations	(6,165)	(218,525)
Other expense	(295)	(89,294)
Net loss from discontinued operations	$(6,460)	$(307,819)

(13)           Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2013, the following events occurred:

1)
The Company issued to directors for services rendered during the fourth fiscal quarter ended September 30, 2013, warrants to purchase 6,840 shares of Common Stock with an exercise price of $19.46 per share, valued at the date of grant at $53,091 using the Black-Scholes model.

2)	The Company issued 483 shares of common stock for fourth quarter Series D Preferred stock dividends, valued at $5,650.

3)	The Company issued 760 shares of common stock to several directors for services rendered, valued at $15,000.

4)	The Company issued 500 shares of common stock to a consultant from the exercise of warrants with an exercise price of $16.00 per share which provided cash proceeds to the Company of $8,000.

5)	The Company issued 4,700 shares of common stock to an officer upon the cashless exercise of warrants with exercise prices ranging from $15.00 to $16.66 per share.

6)
The Company entered into an Employment Agreement with its Chief Financial Officer.  The term of this agreement commenced on November 14, 2013 and continues until the earlier of (i) 30 days following the closing of an acquisition of or by the Company; or (ii) November 13, 2014. Thereafter, the agreement will be reviewed and renewed upon the mutual agreement by the parties.  If Mr. Olsen’s employment terminates as a result of an involuntary termination other than for cause or at the end of the term of the agreement, he will be entitled to receive separation benefits which include payment of salary of $192,000 paid over a 120-day period and other benefits as outlined in the agreement. In addition, Mr. Olsen and the Company agreed that he may convert his Series D Preferred shares into common stock at a rate of 155% of each share’s original investment; provided that Mr. Olsen must convert all of his Series D Preferred shares before the next annual shareholder meeting of the Company.

7)
On November 15, 2013, the Company entered into a 41-month agreement with the Gendarmeria de Chile (the Republic of Chile’s uniformed prison service) to provide electronic (GPS and residential) monitoring of offenders and other services to the Chilean government. The agreement calls for the Company to put into service up to 9,400 electronic monitoring (GPS) devices over the contract. The Company was required under the agreement, to post a performance bond in the amount of $3,382,082 U.S. Dollars. In addition, the Company will design and construct a real-time monitoring and data center to be staffed by Chilean government employees. Training from the monitoring center personnel will also be provided by the Company. The maximum sum to be paid for the services provided by the Company is approximately $70,000,000 U.S. Dollars, at current exchange rates, over the term of the agreement.

8)	The Company drew down an advance of $1,200,000 from a line-of-credit to be used with other available cash on hand to issue a bond for an international customer in the amount of $3,382,082.

9)	The Company borrowed $1,500,000 from a shareholder for working capital. The unsecured loan bears interest at a rate of 8% per annum and matures on November 18, 2014.

10)
On December 17, 2013, the Company filed a claim in the United States District Court, District of Utah, Central Division against STOP, LLC seeking declaratory relief and other claims related to a Settlement Agreement entered into by and between the Company and STOP, effective January 29, 2010.  The complaint was filed under seal and is not publicly available.  The Company believes the relief sought in the case is warranted based on the language and intent of the parties and we will pursue the matter vigorously.

11)
On December 17, 2013, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding stock of GPS Global, an Israeli corporation located in Tel Aviv. The parties are currently negotiating a definitive agreement for the stock purchase; compensation for the stock will be a combination of cash and our common stock. It is the intent of the parties to close the transaction as soon as possible.

12)
On January 3, 2014, the Company entered into an unsecured Facility Agreement with Tetra House Pte. Ltd., a related-party entity, controlled by the Company’s Chairman, Guy Dubois.  Under this agreement, the Company may borrow up to $25,000,000 for working capital and acquisitions purposes. The loan bears interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. In addition, the Company agreed to pay Tetra House an arrangement fee equal to 3% of the aggregate maximum amount under the loan. As of January 14, 2014, the Company borrowed $10,000,000 under the Facility Agreement.