Form 10-Q
period 2013-12-31
SecureAlert, Inc.
filed 2014-02-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of February 7, 2014 was 9,813,749.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2013

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 5	Other Information	23
Item 6	Exhibits	23

Signatures		25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
Assets	2013	2013
Current assets:
Cash	$1,326,278	$3,382,428
Accounts receivable, net of allowance for doubtful accounts of $3,959,000 and $3,968,000, respectively	3,563,456	3,721,964
Note receivable, current portion	167,301	176,205
Prepaid expenses and other	2,230,328	1,783,805
Inventory, net of reserves of $252,114 and $148,043, respectively	640,541	467,101
Total current assets	7,927,904	9,531,503
Property and equipment, net of accumulated depreciation of $2,139,395 and $2,092,222, respectively	333,108	318,201
Monitoring equipment, net of accumulated amortization of $1,238,912 and $1,183,346, respectively	1,600,180	1,236,696
Note receivable, net of current portion	-	28,499
Intangible assets, net of accumulated amortization of $1,478,279 and $1,256,647, respectively	15,192,288	15,413,920
Other assets	3,516,650	170,172
Total assets	$28,570,130	$26,698,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$670,609	$348,074
Accrued liabilities	2,233,599	2,180,791
Dividends payable	9,427	9,427
Deferred revenue	8,685	8,674
Current portion of long-term related-party debt	2,700,000	60,000
Current portion of long-term debt	87,115	88,095
Total current liabilities	5,709,435	2,695,061
Long-term debt, net of current portion	19,350	40,588
Total liabilities	5,728,785	2,735,649

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 468 and 468 shares outstanding, respectively (aggregate liquidation preference of $467,507)	1	1
Common stock, $0.0001 par value: 15,000,000 shares authorized; 9,811,946 and 9,805,503 shares outstanding, respectively	980	980
Additional paid-in capital	290,539,894	290,391,698
Accumulated deficit	(267,699,530)	(266,429,337)
Total equity	22,841,345	23,963,342
Total liabilities and stockholders’ equity	$28,570,130	$26,698,991

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

`	Three Months Ended
	December 31,
	2013	2012
Revenues:
Products	$65,611	$1,212,497
Monitoring and other related services	2,593,683	4,375,575
Total revenues	2,659,294	5,588,072

Cost of revenues:
Products	62,721	615,592
Monitoring and other related services	1,336,108	2,362,926
Total cost of revenues	1,398,829	2,978,518

Gross profit	1,260,465	2,609,554

Operating expenses:
Selling, general and administrative (including $140,196 and $7,344, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	2,171,447	2,038,022
Settlement expense	-	350,000
Research and development	319,570	201,594

Income (loss) from continuing operations	(1,230,552)	19,938

Other income (expense):
Currency exchange rate loss	(7,035)	(8,204)
Loss on disposal of equipment	-	(1,365)
Interest income	11,223	-
Interest expense (including $2,118 and $700,384, respectively, paid in stock, stock options / warrants, and accretion of debt discount)	(43,918)	(843,224)
Other income (expense), net	89	(7,983)
Net loss from continuing operations	(1,270,193)	(840,838)
Gain on disposal of discontinued operations	-	285,255
Net loss from discontinued operations	-	(6,460)
Net loss	(1,270,193)	(562,043)
Dividends on Series D Preferred stock	(9,427)	(630,330)
Net loss attributable to SecureAlert, Inc. common stockholders	$(1,279,620)	$(1,192,373)
Net loss per common share, basic and diluted from continuing operations	$(0.13)	$(0.26)
Net loss per common share, basic and diluted from discontinued operations	$-	$-
Weighted average common shares outstanding, basic and diluted	9,808,000	3,183,520

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net Loss	$(1,270,193)	$(562,043)
Income from discontinued operations	-	6,460
Loss from continuing operations	(1,270,193)	(555,583)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	459,799	479,569
Vesting of stock options for services	71,250	7,344
Issuance of warrants to Board of Directors for services	53,946	-
Issuance of common stock to Board of Directors for services	15,000	-
Accretion interest expense in connection with debt discount related to notes payable	2,118	147,606
Beneficial conversion feature recorded as interest expense	-	552,778
Impairment of monitoring equipment and parts	75,000	150,000
Loss on disposal of property and equipment	-	1,365
Loss on disposal of monitoring equipment and parts	10,771	31,851
Gain on disposal of discontinued operations	-	(285,255)
Change in assets and liabilities:
Accounts receivable, net	158,508	(3,248,722)
Notes receivable	37,403	37,332
Inventories	(63,498)	7,607
Prepaid expenses and other assets	(446,379)	(43,784)
Accounts payable	322,535	(83,600)
Accrued expenses	52,808	2,074,597
Deferred revenue	11	(317,551)
Net cash used in operating activities	(520,921)	(1,044,446)

Cash flow from investing activities:
Purchase of property and equipment	(62,082)	(3,826)
Purchase of monitoring equipment and parts	(750,189)	(229,000)
Cash deposited in escrow to secure international bond	(3,346,622)	-
Net cash used in investing activities	(4,158,893)	(232,826)

Cash flow from financing activities:
Borrowings on related-party notes payable	2,700,000	1,800,000
Principal payments on related-party notes payable	(60,000)	-
Principal payments on notes payable	(24,336)	(187,947)
Cash received from the exercise of warrants	8,000	-
Net cash provided by financing activities	2,623,664	1,612,053

Cash flow from discontinued operations:
Net cash provided by operating activities	-	993
Net cash used in financing activities	-	(18,475)
Net cash used in discontinued operations	-	(17,482)

Net increase (decrease) in cash	(2,056,150)	317,299
Cash, beginning of period	3,382,428	458,029
Cash, end of period	$1,326,278	$775,328

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Cash paid for interest	$7,519	$41,715

Supplemental schedule of non-cash investing and financing activities:
Issuance of 483 and 103,808 shares of common stock in connection with Series D Preferred stock dividends	9,427	630,528
Series D Preferred stock dividends earned	9,427	630,330

The accompanying notes are an integral part of these statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2013, and results of its operations for the three months ended December 31, 2013 and 2012.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three months ended December 31, 2013 may not be indicative of the results for the fiscal year ending September 30, 2014.

(2)           PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of SecureAlert and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(3)           RECENTLY ISSUED ACCOUNTING STANDARDS

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

(4)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of intangibles, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  During the three months ended December 31, 2013 and 2012, the Company had no impairments.

(5)           GEOGRAPHIC INFORMATION

During the three months ended December 31, 2013, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three months ended December 31, 2013 and 2012, are as follows:

	December 31, 2013	December 31, 2012
United States of America	$1,884,164	$1,768,366
Latin American Countries	-	3,018,477
Caribbean Countries and Commonwealths	756,678	786,530
Other Foreign Countries	18,452	14,699
Total	$2,659,294	$5,588,072

The long-lived assets, net of accumulated depreciation, used in the generation of revenues by geographic area as of December 31, 2013 and September 30, 2013, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
United States of America	$306,579	$318,201	$1,437,866	$878,823
Latin American Countries	-	-	-	-
Caribbean Countries and Commonwealths	8,391	-	155,263	351,138
Other Foreign Countries	18,138	-	7,051	6,735
Total	$333,108	$318,201	$1,600,180	$1,236,696

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2013 and 2012, there were 466,094 and 2,547,492 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of December 31, 2013 and 2012, consisted of the following:

	December 31, 2013	December 31, 2012
Conversion of debt and accrued interest	-	586,070
Conversion of Series D Preferred stock	24,503	1,462,890
Exercise of outstanding common stock options and warrants	399,591	336,532
Exercise and conversion of outstanding Series D Preferred stock warrants	42,000	162,000
Total common stock equivalents	466,094	2,547,492

(7)           PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid and other expenses approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2013 and 2012, the outstanding balance of prepaid and other expenses was $2,230,328 and $1,783,805, respectively.  Of the $2,230,328, was a bond posted for an international customer totaling $1,488,778 which the Company believes will be returned to the Company by March 31, 2014.

(8)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL® and ReliAlert™ devices.  Completed TrackerPAL® and ReliAlert™ devices are reflected in Monitoring Equipment.  As of December 31, 2013 and September 30, 2013, respectively, inventory consisted of the following:

	December 31,	September 30,
	2013	2013
Raw materials	$892,655	$615,144
Reserve for damaged or obsolete inventory	(252,114)	(148,043)
Total inventory, net of reserves	$640,541	$467,101

(9)           PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and September 30, 2013, were as follows:

	December 31,	September 30,
	2013	2013
Equipment, software and tooling	$2,064,657	$2,002,577
Automobiles	33,466	33,466
Leasehold improvements	127,162	127,162
Furniture and fixtures	247,218	247,218
Total property and equipment before accumulated depreciation	2,472,503	2,410,423
Accumulated depreciation	(2,139,395)	(2,092,222)
Property and equipment, net of accumulated depreciation	$333,108	$318,201

Depreciation expense for the three months ended December 31, 2013 and 2012, was $47,175 and $67,156, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations.  During the three months ended December 31, 2013 and 2012, the Company disposed of property and equipment with a net book value of $0 and $1,365, respectively.

(10)           MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2013 and September 30, 2013, was as follows:

	December 31,	September 30,
	2013	2013
Monitoring equipment	$2,839,092	$2,420,042
Less: accumulated depreciation	(1,238,912)	(1,183,346)
Monitoring equipment, net of accumulated depreciation	$1,600,180	$1,236,696

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Depreciation expense for the three months ended December 31, 2013 and 2012, was $190,992 and $324,246, respectively.  Additionally, as of December 31, 2013, the Company reserved $75,000 for future monitoring equipment impairment. These expenses were classified as a cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the three months ended December 31, 2013 and 2012, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $10,771 and $31,851, respectively.

(11)           INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the first fiscal quarter ended December 31, 2013:

	Borinquen Container Corporation	International Surveillance Services Corp.	Patent	Total

Intangible assets:
Patent license agreement	$-	$-	$50,000	$50,000
Royalty agreement	11,616,984	5,003,583	-	16,620,567
Total intangible assets	11,616,984	5,003,583	50,000	16,670,567
Accumulated amortization	(831,072)	(625,448)	(21,759)	(1,478,279)
Intangible assets, net of accumulated amortization	$10,785,912	$4,378,135	$28,241	$15,192,288

Borinquen Container Corporation
On September 5, 2012, the Company entered into an agreement to redeem the royalty held by Borinquen Container Corporation (“Borinquen”) pursuant to a royalty agreement dated July 1, 2011, as amended.  Under the terms of the royalty, Borinquen had the right to receive 20 percent of net revenues derived within certain geographic territories.

On February 1, 2013, the Company redeemed the royalty with Borinquen and the Company capitalized the total cost of the royalty purchase commitment of $11,616,984, as a non-current asset and will amortize the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  The Company will annually calculate the amortization based on the effective royalty rate and on the revenues in the geographic territory subject to the royalty. The Company’s analysis will be based on such factors as historical revenue and expected revenue growth in the territory.

As of December 31, 2013, the Company had a balance of $11,616,984 of intangible assets, as noted in the table above. The Company recorded $157,698 of amortization expense on intangible assets for Borinquen during the three months ended December 31, 2013, resulting in a total accumulated amortization of $831,072 and net other intangible assets of $10,785,912.

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

As of December 31, 2013, the Company had a balance of $5,003,583 of intangible assets, as noted in the table above. The Company recorded $62,545 of amortization expense on intangible assets for ISS during the three months ended December 31, 2013, resulting in a total accumulated amortization of $625,448 and net other intangible assets of $4,378,135.

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

The Company paid $50,000 as consideration for the use of this patent. The Company recorded $1,389 of amortization expense for the patent during the three months ended December 31, 2013, resulting in a total accumulated amortization relating to the patent of $21,759 and net intangible assets of $28,241.

(12)           OTHER ASSETS

The carrying amounts reported in the balance sheets for other assets approximate their fair market value based on the long-term maturity of these instruments. As of December 31, 2013 and 2012, the outstanding balance of other assets was $3,516,650 and $170,172, respectively.  Of the $3,516,650, $3,346,622 is cash held in Chilean Pesos to guarantee a bond for an international customer and will be released and available to the Company on March 16, 2018. The Company will reflect an unrealized gain or loss in future periods to reflect the change in currency fluctuations between Chilean Pesos and the US dollar until the money is returned to the Company at which time a realized gain or loss will be recorded on the financial statements.

(13)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013
Accrued royalties	$843,676	$714,400
Accrued payroll, taxes and employee benefits	493,623	473,179
Accrued consulting	308,324	317,300
Accrued taxes - foreign and domestic	91,101	262,880
Accrued travel	82,080	50,000
Accrued legal costs	78,070	57,001
Accrued settlement costs	70,000	76,000
Accrued interest	63,793	27,394
Accrued board of directors fees	60,000	68,090
Accrued cellular costs	57,630	55,000
Accrued outside services	39,728	33,022
Accrued warranty and manufacturing costs	30,622	30,622
Accrued other expenses	14,952	15,903
Total accrued expenses	$2,233,599	$2,180,791

(14)           DEBT OBLIGATIONS

Debt obligations as of December 31, 2013 and September 30, 2013, consisted of the following:

	December 31,	September 30,
	2013	2013

Note issued in connection with the acquisition of a subsidiary and matures in December 2014.	$51,230	$64,111

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	51,734	59,266

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.06%, due June 2014.	3,501	5,306

Total debt obligations	106,465	128,683
Less current portion	(87,115)	(88,095)
Long-term debt, net of current portion	$19,350	$40,588

(15)           RELATED-PARTY TRANSACTIONS

The Company entered into certain transactions with related parties during the three months ended December 31, 2013. These transactions consist mainly of financing transactions and service arrangements. Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Loan Agreement

On February 1, 2013, the Company entered into a loan agreement with Sapinda Asia (the “Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of three percent per annum for unused funds and 10 percent per annum for borrowed funds. On October 24, 2013 the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer. As of December 31, 2013, the Company owed $1,200,000 of principal and $49,316 of accrued interest on the Loan.  The Loan matures on June 30, 2014.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia, a significant shareholder.  The unsecured note bears interest at a rate of 8 percent per annum and matures on November 18, 2014. As of December 31, 2013, the Company owed $1,500,000 of principal and $14,137 of accrued interest on the promissory note.

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

Facility Agreement

On January 3, 2014, the Company entered into a loan agreement (“Facility Agreement”) with Tetra House Pte. Ltd. (“Tetra House”) to provide unsecured debt financing to the Company for acquisitions and for other corporate purposes, including working capital.  Tetra House is a private company incorporated under the laws of the Republic of Singapore and is controlled by Mr. Guy Dubois who is a director and member of the Company’s Executive Committee, and currently serves as the Chairman of the Company’s Board of Directors. Under this agreement, the Company may borrow up to $25,000,000, through May 31, 2014. Borrowed amounts under the Facility Agreement bear interest at a rate of 8 percent per annum and interest is payable in arrears semi-annually.  All outstanding principal under the Facility Agreement, together with accrued and unpaid interest, is due and payable on January 3, 2016. The Company may prepay (in minimum amounts of $1,000,000) borrowed amounts without penalty.  In consideration of the Facility Agreement, the Company agreed to pay Tetra House an arrangement fee equal to 3 percent of the aggregate maximum amount under the Facility Agreement ($750,000). The arrangement fee is payable as follows: (i) one percent (1%) due within five business days of signing the Facility Agreement, and (ii) the remaining two percent (2%) being withheld from the first draw down of funds under the Facility Agreement.  The Company may draw down funds in increments of not less than $2,000,000 and in integral multiples of $1,000,000 by submitting a Utilization Request to Tetra House.  Tetra House has 10 business days in which to fund the Utilization Request upon receipt of such request.  The Facility Agreement was reviewed and approved by disinterested and independent members of the Board of Directors, David S. Boone, Winfried Kunz, Dan L. Mabey and George F. Schmitt.  Since January 3, 2014, the Company borrowed $10,000,000 under the Facility Agreement.  On January 14, 2014 the Company was informed that Tetra House had assigned all of its rights and interests in the Facility Agreement to Conrent Invest, S.A., through its compartment “Safety II”, a securitization company established under the Luxembourg Law of 22 March 2004 on securitization.  Another compartment of Conrent Invest, S.A., “Safety” is a shareholder of the Company. The Company has sought additional information regarding the relationship between these compartments and how they are controlled by Conrent Invest, S.A.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	December 31,	September 30,
	2013	2013

Loan from a significant shareholder with an interest rate of 10% per annum. Principal and interest due at maturity on June 30, 2014.	$1,200,000	$-

Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2014.	1,500,000	-

Convertible debenture of $16,700,000 from a significant shareholder with an interest rate of 8% per annum. On September 30, 2013, $16,640,000 plus accrued interest of $936,627 was converted into 3,905,917 shares of common stock and in October 2013, the Company paid $60,000 in cash to pay off the debenture.	-	60,000

Total related-party debt obligations	2,700,000	60,000
Less current portion	(2,700,000)	(60,000)
Long-term debt, net of current portion	$-	$-

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

Series D Convertible Preferred Stock

In July 2011, the Company amended its Articles of Incorporation and increased the total designated shares of Series D Preferred stock from 70,000 to 85,000 shares (“Series D Preferred stock”).  During the three months ended December 31, 2013 and 2012, the Company did not issue any additional new shares of Series D Preferred stock.

As of December 31, 2013 and September 30, 2013, there were 468 Series D Preferred shares outstanding.

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

During the three months ended December 31, 2013 and 2012, the Company issued 483 and 103,803 shares of common stock to pay $9,427 and $630,528 of accrued dividends on the Series D Preferred stock earned during the three months ended September 30, 2013 and 2012, respectively.  Subsequent to December 31, 2013, the Company issued 496 shares of common stock to pay $9,427 of accrued dividends on Series D Preferred stock earned during the three months ended December 31, 2013.

Convertibility
Each share of Series D Preferred stock may be converted into 30 shares of common stock, commencing after ninety days from the date of issue. During the three months ended December 31, 2013 and 2012, no shares of Series D Preferred stock were converted into shares of common stock. During fiscal year 2013, the Company entered into an employment agreement with an officer. In addition, the officer and the Company agreed that he may convert his Series D Preferred shares into common stock at a rate of 155 percent of each share’s original investment; provided that the officer must convert all of his Series D Preferred shares before the next annual shareholder meeting of the Company. As of December 31, 2013, the 468 shares of Preferred stock were convertible into 24,503 shares of common stock.

Redemption
On January 16, 2014, the Company sent out notices to Series D Preferred shareholders regarding the Company’s election under the Amended and Restated Designation of the Rights and Preferences to redeem 261 shares of Series D Preferred stock at 120% of the aggregate original investment of $260,007 through the payment of cash totaling $312,008.  The redemption date is February 13, 2014.  The redemption is subject to the shareholder’s right to convert the shares of Series D Preferred stock by giving notice of conversion prior to the redemption date.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of December 31, 2013 and September 30, 2013, there were 468 shares of Series D Preferred stock outstanding. Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

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

Series D Preferred Stock Warrants
As of December 31, 2013, 1,400 warrants to purchase Series D Preferred stock at an exercise price of $500 per share were issued and outstanding. During the three months ended December 31, 2013, no Series D Preferred stock warrants were issued or exercised.

(17)           COMMON STOCK

Authorized Shares

The Company held an Annual Shareholders meeting on February 28, 2013, at which time the shareholders approved a reverse stock split at a ratio of 200 for 1 and reduced the total authorized shares of common stock to 15,000,000 shares. The retroactive effect of the reverse stock split has been reflected throughout these financial statements.

Common Stock Issuances

During the three months ended December 31, 2013, the Company issued 483 shares of common stock to pay $9,427 of accrued dividends on Series D Preferred stock; 760 shares of common stock to pay $15,000 of Board of Director fees for services rendered during the fourth fiscal quarter ended September 30, 2013; and 5,200 shares of common stock were issued from the exercise of options and warrants providing net cash proceeds to the Company of $8,000.   Subsequent to December 31, 2013, the Company issued 496 shares of common stock as payment of dividends on Series D Preferred stock for the first fiscal quarter ended December 31, 2013, valued at $9,427.

(18)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the three months ended December 31, 2013 and 2012, no options were issued under this 2012 Plan, respectively.  As of December 31, 2013, 60,000 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

During the three months ended December 31, 2013 and 2012, the Company granted 6,840 and 0 stock purchase warrants, respectively. These warrants were fully vested at the time of grant and have a term of two years. The 6,840 warrants granted this quarter were to members of its Board of Directors for services rendered during the fourth fiscal quarter ended September 30, 2013, valued at $53,947. As of December 31, 2013, $83,128 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

The Company recorded $125,196 and $7,344 of expense for the three months ended December 31, 2013 and 2012, respectively, related to the granting and vesting of all stock options and warrants. The following are the weighted-average assumptions used for options granted during the three months ended December 31, 2013 and 2012 using the Black-Scholes model, respectively:

	Three Months Ended December 31,
	2013	2012
Expected cash dividend yield	-	-
Expected stock price volatility	103%	-
Risk-free interest rate	0.10%	-
Expected life of options/warrants	1 Year	-

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

A summary of stock option and warrant activity for the three months ended December 31, 2013 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	427,965	$16.12
Granted	6,840	$19.46
Expired / Cancelled	-	$-
Exercised	(35,214)	$16.43
Outstanding as of December 31, 2013	399,591	$16.15	1.16 years	$1,640,319
Exercisable as of December 31, 2013	380,730	$16.50	1.15 years	$1,446,243

The intrinsic values are based upon the closing price on December 31, 2013 of $19.29 per share.

(19)           CHANGES IN EQUITY

A summary of the composition of equity of the Company as of December 31, 2013, and the changes during the three months then ended is presented in the following table:

Total Equity
Balance at September 30, 2013	$23,963,342
Issuance of common stock for:
Dividends from Series D Preferred stock	9,427
Board of Director fees	15,000
Exercise of options and warrants	8,000
Vesting of stock options and warrants	71,250
Series D Preferred dividends	(9,427)
Issuance of warrants for Board of Director fees	53,946
Net loss	(1,270,193)
Balance at December 31, 2013	$22,841,345

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

(21)           DISCONTINUED OPERATIONS

SecureAlert entered into a Stock Purchase Agreement to sell to a former principal all of the issued and outstanding stock of Court Programs Inc. (“Court Programs”), effective January 1, 2013.  Court Programs were components of the Company’s consolidated entity, and as a result of the sale, these financial statements include the applicable discontinued operations reporting treatment.

Since the sale of Court Programs was effective January 1, 2013, there were no effect to the assets and liabilities of Court Programs reported as discontinued operations for the three months ended December 31, 2013 and fiscal year ended September 30, 2013, respectively:

A summary of the operating results of discontinued operations for the three months ended December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Revenues	$-	$477,298
Cost of revenues	-	(163,487)
Gross profit	-	313,811
Selling, general and administrative	-	(319,976)
Loss from operations	-	(6,165)
Other expense	-	(295)
Net loss from discontinued operations	$-	$(6,460)

(22)           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to December 31, 2013, the following events occurred:

1)
The Company issued to directors for services rendered during the first fiscal quarter ended December 31, 2013, warrants to purchase 5,860 shares of Common Stock with an exercise price of $19.29 per share, valued at the date of grant at $30,035 using the Black-Scholes model.

2)	496 shares of common stock were issued for first quarter Series D Preferred stock dividends, valued at $9,427.

3)	1,173 shares of common stock were issued to several directors for services rendered, valued at $22,500.

4)	134 shares of common stock were issued from the cashless exercise of employee options, valued at $2,600.

5)
On January 3, 2014, the Company entered into an unsecured Facility Agreement with Tetra House Pte. Ltd., a related-party entity, controlled by the Company’s Chairman, Guy Dubois.  Under this agreement, the Company may borrow up to $25,000,000 for working capital and acquisitions purposes. The loan bears interest at a rate of 8 percent per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. In addition, the Company agreed to pay Tetra House an arrangement fee equal to 3 percent of the aggregate maximum amount under the loan. After the loan was executed, Tetra House assigned the Facility Agreement to Conrent Invest S.A.  Since January 3, 2014, the Company borrowed $10,000,000 under the Facility Agreement.

6)
On January 16, 2014, the Company sent notices of redemption to holders of 261 shares of Series D Preferred stock of the Company.  Pursuant to Section 10(c) of the Designation of Rights and Preferences the Company has the right to redeem Series D Preferred shares for cash at 120 percent of the original issue price at any time after December 1, 2010.  The date of redemption has been set as February 13, 2014.  The redemption by the Company is subject to the right of the Series D shareholder to convert the shares of Series D Preferred stock into common stock by giving notice of conversion prior to the date of redemption.  If all 261 shares of Series D Preferred stock are redeemed by the Company, the cost to the Company will be $312,008.

7)
On February 10, 2014, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding stock of Emerge Monitoring, Inc, a Florida corporation and all of its subsidiaries and affiliate entities. The parties are currently negotiating a definitive agreement for the stock purchase; compensation for the stock will be a combination of cash and our common stock. It is the intent of the parties to close the transaction as soon as possible.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2013, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “SecureAlert,” “we,” “our,” “us,” refer to SecureAlert, Inc., a Utah corporation.

General

We market and deploy offender management programs, combining patented global positioning satellite (“GPS”) tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We believe that we currently deliver the only offender management technology, which effectively integrates GPS, radio frequency (“RF”) and an interactive three-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

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

Critical Accounting Policies

In Note 2 to the consolidated financial statements for the fiscal year ended September 30, 2013 included in our Form 10-K, we discuss those accounting policies that are considered to be significant in determining our results of operations and financial position.

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

Results of Operations

Continuing Operations - Three months ended December 31, 2013, compared to three months ended December 31, 2012

Revenues

For the three months ended December 31, 2013, we had revenues from operations of $2,659,294, compared to $5,588,072 for the three months ended December 31, 2012, a decrease of $2,928,778 (52%).  Of these revenues, $2,593,683 and $4,375,575 were from monitoring and other related services for the three months ended December 31, 2013 and 2012, respectively, a decrease of $1,781,892 (41%).  For the three months ended December 31, 2013, international revenue was $775,130, compared to $3,819,706 for the three months ended December 31, 2012, a decrease of $3,044,576 (80%); this decrease resulted from the completion of a contract with an international contract.  Product revenues decreased from $1,212,497 for the three months ended December 31, 2012, compared to $65,611 for the three months ended December 31, 2013, a decrease of $1,146,886 (95%).  Product revenues decreased primarily from the completion of an international contract.

Cost of Revenues

During the three months ended December 31, 2013, cost of revenues totaled $1,398,829, compared to cost of revenues during the three months ended December 31, 2012 of $2,978,518, a decrease of $1,579,689.  The decrease in cost of revenues in 2013 resulted primarily from a decrease of $1,029,684 in royalties and the cost of equipment of $468,362 related to international sales.

Depreciation for the three months ended December 31, 2013 and 2012 totaled $190,992 and $322,580, respectively. Depreciation costs are based on a three-year useful life for TrackerPAL® and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three years.  We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the three months ended December 31, 2013, gross profit totaled $1,260,465, or 47 percent of net revenues, compared to $2,609,554, or 47 percent of net revenues during the three months ended December 31, 2012. Despite the completion of an international contract yielding higher margins, gross margin remained stable due to the repurchase of a royalty agreement entered into during fiscal year 2013.

Research and Development Expenses

During the three months ended December 31, 2013, we incurred research and development expenses of $319,570 compared to research and development expenses for the three months ended December 31, 2012 totaling $201,594. These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services including the development of our upcoming 3G electronic monitoring device.

Selling, General and Administrative Expenses

During the three months ended December 31, 2013, our selling, general and administrative expenses totaled $2,171,447, compared to $2,038,022 for the three months ended December 31, 2012.  The increase of $133,425 is primarily the result of an increase in travel of ($153,489), amortization of ($157,696), consulting of ($115,627), legal fees of ($76,764), offset by a reduction in payroll ($408,007). The increase in selling, general, and administrative expense also resulted from preliminary work and preparation associated with a large international contract.

Other Income and Expense

For the three months ended December 31, 2013, interest expense was $43,918, compared to $843,224 for the three months ended December 31, 2012. The decrease in interest expense resulted primarily from a reduction in debt and the acceleration of a beneficial conversion feature from the conversion of debt into common stock.

Net Loss

We had a net loss from continuing operations for the three months ended December 31, 2013 totaling $1,270,193, compared to a net loss of $562,043 for the three months ended December 31, 2012, an increase of $708,150.  This increase primarily resulted from the reduction of gross profit generated from monitoring services in connection with an international customer. Additionally, the increase in net loss resulted from preliminary work and preparation in connection with a large international contract and the development of our 3G electronic monitoring device.

 Discontinued Operations - Three months ended December 31, 2013, compared to three months ended December 31, 2012

SecureAlert, Inc. entered into a Stock Purchase Agreement to sell to a former principal all of the issued and outstanding stock of Court Programs Inc. (“Court Programs”), effective January 1, 2013.  Court Programs was a component of the Company’s consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the three months ended December 31, 2013 and 2012 is as follows:

	December 31,	December 31,
	2013	2012
Revenues	$-	$477,298
Cost of revenues	-	(163,487)
Gross profit	-	313,811
Selling, general and administrative	-	(319,976)
Loss from operations	-	(6,165)
Other expense	-	(295)
Net loss from discontinued operations	$-	$(6,460)

Liquidity and Capital Resources

We were unable to finance our business solely from cash flows from operating activities. During the three months ended December 31, 2013, we supplemented cash flows to finance our business from the issuance of debt securities, providing net cash proceeds from financing activities of $2,623,664.

As of December 31, 2013, we had unrestricted cash of $1,326,278 and a working capital surplus of $2,218,469, compared to unrestricted cash of $3,382,428 and a working capital surplus of $6,836,442 as of September 30, 2013.  For the three months ended December 31, 2013, our operating activities used cash of $520,921 compared to $1,044,446 of cash provided in operating activities for the three months ended December 31, 2012.

We used cash of $4,158,893 for investing activities during the three months ended December 31, 2013, compared to $232,826 of cash used in investing activities in the three months ended December 31, 2012. Of the $4,158,893 of cash used for investing activities, $3,346,622 was cash deposited and held in escrow to secure a contract with an international customer.

Financing activities for the three months ended December 31, 2013, provided cash of $2,623,664, compared to $1,612,053 for the three months ended December 31, 2012. For the three months ended December 31, 2013, we received proceeds of $2,700,000 from the issuances of notes payable from a significant shareholder and $8,000 from the exercise of warrants.  Cash decreased by $24,336 due to principal payments made on notes payable and $60,000 was paid to pay off a related-party note payable.  Cash provided by financing activities was used to support operating activities.

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

Foreign Currency Risks.  We had $775,130 and $3,819,706 in revenues from sources outside the United States for the three months ended December 31, 2013 and 2012, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $7,035 and $8,204 during the three months ended December 31, 2013 and 2012, respectively.  We occasionally purchase goods and services in foreign currencies which did not result in any currency exchange rate losses during the three months ended December 31, 2013 and 2012.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2013, we issued the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act, including Regulation D and Regulation S.

Common Stock

We issued a total of 483 shares of common stock as payment of dividends on our Series D Convertible Preferred stock.

We issued 760 shares of common stock as payment to members of our Board of Directors for services rendered, valued at $15,000.

We issued 5,200 shares of common stock upon the exercise of common stock options and warrants for net cash proceeds of $8,000.

In each of the transactions listed above, the securities were issued in private transactions, solely to accredited investors without general solicitation and without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated under the Securities Act, as indicated above.

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

10.9	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (previously filed on Form 8-K in December 2012).

10.10	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).

10.11	Stock Purchase Agreement between David Rothbart and SecureAlert, effective February 8, 2013 (previously filed on Form 10-Q in February 2012).

10.12	Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (previously filed on Form 8-K in February 2013).

10.13	Acknowledgement and Agreement between Sapinda Asia Limited, and SecureAlert, dated August 13, 2013 (previously filed on Form 10-Q in August 2013).

10.14	Notice of Conversion from Sapinda Asia Limited, dated September 24, 2013 (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

10.15	Facility Agreement between Tetra House Pte. Ltd. and SecureAlert, Inc., dated January 3, 2014 (previously filed on Form 8-K in January 2014).

14.1	Code of Ethics (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

21	Subsidiaries of the Registrant (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Insider Trading Policy Adopted, dated April 16, 2013 (previoulsy filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

99.2
Employment agreement between SecureAlert, Inc. and Chief Financial Officer, dated November 14, 2013 (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

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

SecureAlert, Inc.

Date: February 14, 2014	By: /s/ Guy Dubois
Guy Dubois, Member of Executive Committee
(Acting Principal Executive Officer)

Date: February 14, 2014	By: /s/ Chad D. Olsen
Chad D. Olsen,
Chief Financial Officer
(Principal Accounting Officer)