Form 10-Q
period 2014-03-31
SecureAlert, Inc.
filed 2014-05-15
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of  May 14, 2014 was 10,079,171.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 5	Other Information	25

Item 6	Exhibits	25

Signatures		27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
Assets	2014	2013
Current assets:
Cash	$7,365,884	$3,382,428
Accounts receivable, net of allowance for doubtful accounts of $3,952,000 and $3,968,000, respectively	3,151,155	3,721,964
Notes receivable, current portion	259,045	176,205
Prepaid expenses and other	2,564,949	1,783,805
Inventory, net of reserves of $478,827 and $148,043, respectively	489,695	467,101
Total current assets	13,830,728	9,531,503

Property and equipment, net of accumulated depreciation of $2,195,849 and $2,092,222, respectively	591,941	318,201
Monitoring equipment, net of accumulated amortization of $1,065,534 and $1,183,346, respectively	1,786,524	1,236,696
Note receivable, net of current portion	-	28,499
Intangible assets, net of accumulated amortization of $1,730,471 and $1,256,647, respectively	19,440,096	15,413,920
Acquisition purchase commitment	5,740,451	-
Other assets	3,416,297	170,172
Total assets	$44,806,037	$26,698,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$744,603	$348,074
Accrued liabilities	1,711,906	2,180,791
Dividends payable	5,103	9,427
Deferred revenue	5,617	8,674
Current portion of long-term related-party debt	2,700,000	60,000
Current portion of long-term debt	2,321,094	88,095
Total current liabilities	7,488,323	2,695,061
Long-term debt, net of debt discount, net of current portion	11,229,534	40,588
Total liabilities	18,717,857	2,735,649

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 10 and 468 shares outstanding, respectively (aggregate liquidation preference of $15,500)	1	1
Common stock, $0.0001 par value: 15,000,000 shares authorized; 10,066,321 and 9,805,503 shares outstanding, respectively	1,006	980
Additional paid-in capital	294,932,850	290,391,698
Accumulated other comprehensive income	145,972	-
Accumulated deficit	(268,991,649)	(266,429,337)
Total equity	26,088,180	23,963,342
Total liabilities and stockholders’ equity	$44,806,037	$26,698,991

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

`	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues:
Products	$145,925	$165,253	$211,536	$299,047
Monitoring and other related services	2,309,864	4,643,071	4,903,547	10,097,349
Total revenues	2,455,789	4,808,324	5,115,083	10,396,396

Cost of revenues:
Products	58,349	58,373	121,070	113,012
Monitoring and other related services	1,035,418	1,984,697	2,371,526	4,908,576
Total cost of revenues	1,093,767	2,043,070	2,492,596	5,021,588

Gross profit	1,362,022	2,765,254	2,622,487	5,374,808

Operating expenses:
Selling, general and administrative (including $123,785, $125,166, $263,981 and $132,510,respectively, of compensation expense paid in stock, stock options / warrant or as a result of amortization of stock-based compensation)	2,564,015	2,124,965	4,735,423	4,162,987
Settlement expense	-	-	-	350,000
Research and development	403,175	197,603	722,745	399,197

Income (loss) from continuing operations	(1,605,168)	442,686	(2,835,681)	462,624

Other income (expense):
Currency exchange rate gain (loss)	2,803	(54,187)	(4,232)	(62,391)
Loss on disposal of equipment	-	-	-	(1,365)
Interest income	12,883	156,360	24,106	156,360
Interest expense (including $95,398, $2,109,543, $97,516, and $2,809,927, respectively, paid in stock, stock options / warrants, and accretion of debt discount)	(327,367)	(2,358,727)	(371,285)	(3,201,951)
Other income (expense), net	624,730	175,083	624,780	167,100
Net loss from continuing operations	(1,292,119)	(1,638,785)	(2,562,312)	(2,479,623)
Gain on disposal of discontinued operations	-	139,564	-	424,819
Net loss from discontinued operations	-	-	-	(6,460)
Net loss	(1,292,119)	(1,499,221)	(2,562,312)	(2,061,264)
Dividends on Series D Preferred stock	(5,103)	(393,815)	(14,530)	(1,024,145)
Net loss attributable to SecureAlert, Inc. common stockholders	$(1,297,222)	$(1,893,036)	$(2,576,842)	$(3,085,409)
Net loss per common share, basic and diluted from continuing operations	$(0.13)	$(0.40)	$(0.26)	$(0.68)
Net loss per common share, basic and diluted from discontinued operations	$-	$-	$-	$-
Weighted average common shares outstanding, basic and diluted	9,830,000	4,102,000	9,819,000	3,638,000

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,562,312)	$(2,061,264)
(Income) loss from discontinued operations	-	(418,359)
Loss from continuing operations	(2,562,312)	(2,479,623)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	960,267	1,303,355
Vesting and re-pricing of stock options for services	142,500	14,688
Issuance of warrants with related parties	83,981	45,844
Issuance of common stock for services	37,500	71,978
Accretion interest expense in connection with debt discount related to notes payable	97,516	1,757,149
Beneficial conversion feature recorded as interest expense	-	1,052,778
Impairment of monitoring equipment and parts	150,000	300,000
Loss on disposal of property and equipment	-	1,490
Fractional shares of common stock paid in cash	-	(1,996)
Loss on disposal of monitoring equipment and parts	17,388	54,360
Change in assets and liabilities:
Accounts receivable, net	570,809	(3,097,825)
Notes receivable	45,659	47,102
Inventories	87,348	194,775
Prepaid expenses and other assets	(722,175)	(160,230)
Accounts payable	396,529	(1,092,333)
Accrued expenses	(304,505)	2,367,622
Deferred revenue	(3,057)	(339,894)
Net cash provided by (used in) operating activities	(1,002,552)	39,240

Cash flow from investing activities:
Purchases of property and equipment	(377,368)	(17,607)
Purchases of monitoring equipment and parts	(1,209,973)	(466,784)
Investment in GPS Global Tracking & Surveillance System Ltd.	(1,240,451)	-
Cash deposited in escrow to secure international bond	(3,346,622)	-
Net cash used in investing activities	(6,174,414)	(484,391)

Cash flow from financing activities:
Borrowings on related-party notes payable	2,700,000	2,800,000
Principal payments on related-party notes payable	(60,000)	-
Redemption of Series D Preferred stock for cash	(312,007)	-
Proceeds from note payable, net of fees	9,250,000	-
Principal payments on notes payable	(425,571)	(254,319)
Cash received from the exercise of warrants	8,000	-
Net cash provided by financing activities	11,160,422	2,545,681

Cash flow from discontinued operations:
Net cash provided by operating activities	-	126,715
Net cash used in investing activities	-	-
Net cash used in financing activities	-	18,475
Net cash provided by discontinued operations	-	145,190

Net increase in cash	3,983,456	2,245,720
Cash, beginning of period	3,382,428	458,029
Cash, end of period	$7,365,884	$2,703,749

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	March 31,
	2014	2013
Cash paid for interest	$106,403	$220,445

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Series D Preferred stock dividends	18,854	1,260,858
Series D Preferred stock dividends earned	14,530	1,024,145
License agreement with STOP through debt obligation	4,500,000	-
Cancellation of accrued royalties	832,531	-
Issuance of common stock shares for settlement of debt	-	3,156,493
Issuance of common stock shares from the conversion of shares of Series D
Preferred stock	2	189
Beneficial conversion feature recorded with convertible debt	-	15,619,444
Issuance of common stock in connection with an acquisition purchase	4,500,000	-
commitment
Issuance of debt to repurchase royalty agreement	-	11,898,455

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2014, and results of its operations for the three and six months ended March 31, 2014 and 2013.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three months ended March 31, 2014 may not be indicative of the results for the fiscal year ending September 30, 2014.

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

(4)           IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $75,000 and $150,000 of impairment expenses related to monitoring equipment for the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company recorded $150,000 and $300,000 of impairment expenses related to monitoring equipment for the six months ended March 31, 2014 and 2013, respectively.

(5)           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Chilean Peso is the functional currency of the operating subsidiary SecureAlert Chile, SpA. The balance sheet of SecureAlert Chile has been translated into United States Dollars (USD) at the exchange rate prevailing at March 31, 2014. Additionally, the average exchange rates prevailing during the six months ended March 31, 2014 had an immaterial effect on the statements of operations. Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity.

(6)           GEOGRAPHIC INFORMATION

During the six months ended March 31, 2014, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three and six months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
United States of America	$1,728,547	$1,778,884	$3,613,510	$3,547,250
Latin American Countries	-	2,234,483	-	5,252,960
Caribbean Countries and Commonwealths	710,762	782,482	1,467,440	1,569,012
Other Foreign Countries	16,480	12,475	34,133	27,174
Total	$2,455,789	$4,808,324	$5,115,083	$10,396,396

The long-lived assets, net of accumulated depreciation, used in the generation of revenues by geographic area as of March 31, 2014 and September 30, 2013, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
United States of America	$552,498	$318,201	$1,451,657	$878,823
Latin American Countries	13,477	-	144,474	-
Caribbean Countries and Commonwealths	16,011	-	183,343	351,138
Other Foreign Countries	9,955	-	7,050	6,735
Total	$591,941	$318,201	$1,786,524	$1,236,696

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of March 31, 2014 and 2013, there were 453,151 and 4,334,688 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of March 31, 2014 and 2013 consisted of the following:

	March 31, 2014	March 31, 2013
Conversion of debt and accrued interest	-	3,771,116
Conversion of Series D Preferred stock	300	14,040
Exercise of outstanding common stock options and warrants	410,851	387,532
Exercise and conversion of outstanding Series D Preferred
stock warrants	42,000	162,000
Total common stock equivalents	453,151	4,334,688

(8)           PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2014 and September 30, 2013, the outstanding balance of prepaid and other expenses was $2,564,949 and $1,783,805, respectively.  The $2,564,949 is comprised of a $1,488,778 bond posted as a requirement for doing business in Latin America which the Company anticipates to repatriate by June 30, 2014.

(9)           INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged items or impaired items.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™ and ReliAlert™ devices.  Completed TrackerPAL™ and ReliAlert™ devices are reflected in Monitoring Equipment.  As of March 31, 2014 and September 30, 2013, respectively, inventory consisted of the following:

	March 31,	September 30,
	2014	2013
Raw materials	$968,522	$615,144
Reserve for damaged or obsolete inventory	(478,827)	(148,043)
Total inventory, net of reserves	$489,695	$467,101

(10)           PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2014 and September 30, 2013, were as follows:

	March 31,	September 30,
	2014	2013
Equipment, software and tooling	$2,379,944	$2,002,577
Automobiles	33,466	33,466
Leasehold improvements	127,162	127,162
Furniture and fixtures	247,218	247,218
Total property and equipment before accumulated depreciation	2,787,790	2,410,423
Accumulated depreciation	(2,195,849)	(2,092,222)
Property and equipment, net of accumulated depreciation	$591,941	$318,201

Depreciation expense for the six months ended March 31, 2014 and 2013 was $103,629 and $128,077, respectively.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell the property. Any gains or losses are recognized in the results of operations.  During the six months ended March 31, 2014 and 2013, the Company disposed of property and equipment with a net book value of $0 and $1,365, respectively.

(11)           MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2014 and September 30, 2013, was as follows:

	March 31,	September 30,
	2014	2013
Monitoring equipment	$2,852,058	$2,420,042
Less: accumulated depreciation	(1,065,534)	(1,183,346)
Monitoring equipment, net of accumulated depreciation	$1,786,524	$1,236,696

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Depreciation expense for the six months ended March 31, 2014 and 2013 was $382,814 and $668,081, respectively.  Additionally, as of March 31, 2014, the Company reserved $150,000 for future monitoring equipment impairment. These expenses were recognized in cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell the assets.  During the six months ended March 31, 2014 and 2013, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $17,388 and $54,360, respectively.

(12)           INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the second fiscal quarter ended March 31, 2014:

	Borinquen Container Corporation	International Surveillance Services Corp.	Satellite Tracking of People, LLC	Patent	Total

Intangible assets:
Patent license agreement	$-	$-	$4,500,000	$50,000	$4,550,000
Royalty agreement	11,616,984	5,003,583	-	-	16,620,567
Total intangible assets	11,616,984	5,003,583	4,500,000	50,000	21,170,567
Accumulated amortization	(988,767)	(687,994)	(30,562)	(23,148)	(1,730,471)
Intangible assets, net of accumulated amortization	$10,628,217	$4,315,589	$4,469,438	$26,852	$19,440,096

Borinquen Container Corporation
On September 5, 2012, the Company entered into an agreement to redeem the royalty held by Borinquen Container Corporation (“Borinquen”) pursuant to a royalty agreement dated July 1, 2011, as subsequently amended.  Under the terms of the royalty agreement, Borinquen had the right to receive 20% of net revenues derived within certain geographic territories.

On February 1, 2013, the Company redeemed the royalty from Borinquen and the Company capitalized the total cost of the royalty purchase commitment of $11,616,984, as a non-current asset and amortizes the asset over the remaining term of the royalty agreement, subject to periodic analysis for impairment based on future expected revenues.  Annually, the Company evaluates the relative amortization based on the effective royalty rate and compares the revenues in the geographic territory subject to the royalty, historical revenue, and expected revenue growth in the territory.

As of March 31, 2014, the Company had a balance of $11,616,984 of intangible assets, as noted in the table above. The Company recorded $315,393 of amortization expense on intangible assets for Borinquen during the six months ended March 31, 2014, resulting in a total accumulated amortization of $988,767 and intangible assets, net of accumulated amortization of $10,628,217.

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

As of March 31, 2014, the Company had a balance of $5,003,583 of intangible assets. The Company recorded $125,091 of amortization expense on intangible assets for ISS during the six months ended March 31, 2014, resulting in a total accumulated amortization expense of $687,994 and intangible assets, net of accumulated amortization of $4,315,589.

Satellite Tracking of People, LLC
On March 1, 2014, the Company entered into an agreement with Satellite Tracking of People, LLC (“STOP”) whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents held by STOP.  Under the terms of the agreement, the Company was released from its obligations to make certain royalty payments under prior agreements.  During the three months ended March 31, 2014, these obligations were removed and the amounts were offset to cost of revenues and other income. The Company agreed to pay STOP a non-refundable payment of $4,500,000 over two years, in 24 equal monthly installments of $187,500. The Company recorded an intangible asset in the amount of $4,500,000, as a non-current asset and will amortize the asset over the estimated useful term of the patents, 10 years, subject to periodic analysis for impairment based on future expected revenues.

As of March 31, 2014, the Company had a balance of $4,500,000 of intangible assets, as noted in the table above. The Company recorded $30,562 of amortization expense related to this license agreement during the six months ended March 31, 2014, resulting in a total accumulated amortization of $30,562 and net other intangible assets of $4,469,438.

Patent License
On January 29, 2010, the Company and Satellite Tracking of People, LLC (“STOP”) entered into a license agreement whereby STOP granted to the Company a non-exclusive, perpetual license under U.S. Patent No. 6,405,213 and any and all patents issuing from continuation, continuation-in-part, divisional, reexamination and reissues thereof and along with all foreign counterparts, to make, have made, use, sell, offer to sell and import covered products in the Company’s present and future business.  The license is not assignable or transferable except for sublicenses within the scope of the license to the Company’s subsidiaries. The license will continue indefinitely so long as any of the licensed patents have enforceable rights.

The Company paid $50,000 as consideration for the use of this patent. The Company recorded $2,778 of amortization expense for the patent during the six months ended March 31, 2014, resulting in a total accumulated amortization relating to the patent of $23,148 and net intangible assets of $26,852.

(13)           OTHER ASSETS

As of March 31, 2014 and 2013, the outstanding balance of other assets was $3,416,297 and $170,172, respectively.  The $3,416,297 balance of other assets is comprised largely of $3,346,622 held in Chilean Pesos, which secures a performance bond for an international customer.  The Company anticipates this restricted cash will be unrestricted and available to the Company on March 16, 2018.

(14)           ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013
Accrued payroll, taxes and employee benefits	$499,201	$473,179
Accrued consulting	306,011	317,300
Accrued interest	292,276	27,394
Accrued cellular costs	179,000	55,000
Accrued legal costs	109,318	57,001
Accrued taxes - foreign and domestic	99,321	262,880
Accrued settlement costs	64,000	76,000
Accrued board of directors fees	60,000	68,090
Accrued outside services	49,276	33,022
Accrued travel	39,864	50,000
Accrued other expenses	13,639	15,903
Accrued royalties	-	714,400
Accrued warranty and manufacturing costs	-	30,622
Total accrued expenses	$1,711,906	$2,180,791

(15)           DEBT OBLIGATIONS

Debt obligations as of March 31, 2014 and September 30, 2013, respectively, are comprised of the following:
	March 31,	September 30,
	2014	2013

Unsecured facility agreement with an entity whereby the Company may borrow up to $25 million bearing interest at a rate of 8 percent per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. A $750,000 orgination fee or 3% on the total amount under the agreement was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of March 31, 2014, the remaining debt discount was $656,249.	$9,343,751	$-

The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	4,125,000	-

Note issued in connection with the acquisition of a subsidiary and matures in December 2014.	37,877	64,111

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015.	44,000	59,266

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.06% and was paid off during the quarter ended March 31, 2014.	-	5,306

Total debt obligations	13,550,628	128,683
Less current portion	(2,321,094)	(88,095)
Long-term debt, net of current portion	$11,229,534	$40,588

The following table summarizes the Company’s future maturities of debt obligations as of March 31, 2014

Fiscal Year	Total
2015	$2,321,094
2016	11,229,534

Total	$13,550,628

(16)           RELATED-PARTY TRANSACTIONS

The Company entered into transactions with certain related parties during the six months ended March 31, 2014. These transactions consist largely of financing transactions and service arrangements. All transactions with related parties are reviewed and approved by the Company’s Board of Directors.

Loan Agreement

On February 1, 2013, the Company entered into a loan agreement with Sapinda Asia (the “Loan”).  Under the agreement, the Company may borrow up to $1,200,000 at an interest rate stated at three percent per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013 the Company drew down $1,200,000 for use in a performance bond required under a sales contract with an international customer. As of March 31, 2014, the Company owed $1,200,000 of principal and $79,550 of accrued interest on the Loan.  The Loan matures on June 30, 2014.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia.  The unsecured note bears interest at a rate of 8% per annum and matures on November 18, 2014. As of March 31, 2014, the Company owed $1,500,000 of principal and $43,726 of accrued interest on the note.

Related-Party Service Agreement

During the fiscal year ended September 30, 2013, the Company entered into an agreement with Paranet Solutions, LLC (“Paranet”) to provide the following primary information technology (“IT”) services:  (1) procurement of hardware and software necessary to ensure vital backup and disaster recovery services; and (2) providing the security of all data and the integrity of such data against all loss of data, misappropriation of data, by its employees and affiliates.   During the six months ended March 31, 2014, Paranet invoiced the Company $276,084.  This amount consisted of $238,349 for computer equipment and $37,735 for services.  For the six months ended March 31, 2013, Paranet invoiced the Company $4,052 for services.  David S. Boone, a Director and member of the Company’s Executive Committee, is also the Chief Executive Officer of Paranet.

Facility Agreement

On January 3, 2014, the Company entered into a loan agreement (“Facility Agreement”) with Tetra House Pte. Ltd.(“Tetra House”) to provide unsecured debt financing to the Company for acquisitions and working capital.  In consideration of the Facility Agreement, the Company paid Tetra House an arrangement fee equal to 3% of the aggregate maximum amount under the Facility Agreement or $750,000. Tetra House is a private company incorporated under the laws of the Republic of Singapore and is controlled by Mr. Guy Dubois who is a director and member of the Company’s Executive Committee, and currently serves as the Chairman of the Company’s Board of Directors. Under this agreement, the Company may borrow up to $25,000,000, through May 31, 2014. Borrowed amounts under the Facility Agreement bear interest at a rate of 8% per annum and interest is payable in arrears semi-annually.  All outstanding principal under the Facility Agreement, together with accrued and unpaid interest, is due and payable on January 3, 2016. The Company may prepay, without penalty, in minimum amounts of $1,000,000, the borrowed amounts.  The Company may draw down funds in increments of not less than $2,000,000 and in integral multiples of $1,000,000 by submitting a utilization request to Tetra House.  Tetra House has 10 business days in which to fund the utilization request upon receipt of such request.

On January 14, 2014 the Company was informed that Tetra House had assigned all of its rights and interests in the Facility Agreement to Conrent Invest, S.A, acting through its compartment Safety II, a securitization company established under the Luxembourg Law of 22 March 2004.  Conrent Invest, S.A., acting through its compartment Safety II is not a related party.  As of March 31, 2014, the Company had borrowed $10,000,000 of principal and $168,767 of interest had accrued on the Facility Agreement, which amounts are due and payable on January 3, 2016.

Summary of All Related-Party Debt

	March 31,	September 30,
	2014	2013

Loan from a significant shareholder with an interest rate of 10% per annum. Principal and interest due at maturity on June 30, 2014.	$1,200,000	$-

Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2014.	1,500,000	-

Convertible debenture of $16,700,000 from a significant shareholder with an interest rate of 8% per annum. On September 30, 2013, $16,640,000 plus accrued interest of $936,627 was converted into 3,905,917 shares of common stock and in October 2013, the Company paid $60,000 in cash to pay off the debenture.	-	60,000

Total related-party debt obligations	2,700,000	60,000
Less current portion	(2,700,000)	(60,000)
Long-term debt, net of current portion	$-	$-

(17)           PREFERRED STOCK

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

Series D Convertible Preferred Stock

In July 2011, the Company amended its Articles of Incorporation and increased the total designated shares of Series D Preferred stock from 70,000 to 85,000 shares (“Series D Preferred stock”).  During the six months ended March 31, 2014 and 2013, the Company did not issue any additional new shares of Series D Preferred stock.

As of March 31, 2014 and September 30, 2013, there were 10 and 468 Series D Preferred shares outstanding, respectively.

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

During the six months ended March 31, 2014 and 2013, the Company issued 979 and 148,942 shares of common stock to pay $18,854 and $1,260,858 of accrued dividends on the Series D Preferred stock earned during the six months ended March 31, 2014 and 2013, respectively.  Subsequent to March 31, 2014, the Company issued 270 shares of common stock to pay $5,103 of accrued dividends on Series D Preferred stock earned during the three months ended March 31, 2014.

Convertibility
Each share of Series D Preferred stock may be converted into thirty (30) shares of common stock, commencing 90 days after the date of issue. During the six months ended March 31, 2014 and 2013, 197 and 48,295 shares of Series D Preferred stock were converted into 16,053 and 1,828,283 shares of common stock, respectively. During fiscal year 2013, the Company entered into an employment agreement with an officer. In addition, the officer and the Company mutually agreed that the conversion of the Series D Preferred shares held by the officer will convert into common stock at a rate of 155% of each share’s original investment; provided that the officer must convert all of his Series D Preferred shares before the next annual shareholder meeting of the Company. As of April 30, 2014, there were no Series D Preferred shares outstanding.

Redemption
On January 16, 2014, the Company sent out notices to Series D Preferred shareholders regarding the Company’s election under the Amended and Restated Designation of the Rights and Preferences to redeem 261 shares of Series D Preferred stock at 120% of the aggregate original investment of $260,007 through the payment of cash totaling $312,007.  The redemption date was February 13, 2014.

Voting Rights and Liquidation Preference
The holders of the Series D Preferred stock may vote their shares on an as-converted basis on any issue presented for a vote of the shareholders, including the election of directors and the approval of certain transactions such as a merger or other business combination of the Company.  As of March 31, 2014 and September 30, 2013, there were 10 and 468 shares of Series D Preferred stock outstanding, respectively. Additionally, the holders are entitled to a liquidation preference equal to their original investment amount.

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

Series D Preferred Stock Warrants
As of March 31, 2014, 1,400 warrants to purchase Series D Preferred stock at an exercise price of $500 per share were issued and outstanding. During the six months ended March 31, 2014, no Series D Preferred stock warrants were issued or exercised.

(18)           COMMON STOCK

Common Stock Issuances

During the six months ended March 31, 2014, the Company issued the following shares of common stock: 16,053 shares upon the conversion of 197 shares of Series D Preferred stock, 979 shares to pay $18,854 of accrued dividends on Series D Preferred stock, 1,933 shares for Board of Director fees, 5,384 shares upon the exercise of options and warrants for total cash proceeds of $8,000, and 236,469 shares in connection with the acquisition of GPS Global Tracking & Surveillance System Ltd.

(19)           STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the six months ended March 31, 2014 and 2013, respectively, no options were issued under this 2012 Plan.  As of March 31, 2014, 60,000 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 27,700 and 64,984 shares of common stock during the six months ended March 31, 2014 and 2013, respectively.  These warrants vested immediately and expire two years from grant date.  The Company recorded $160,862 and $53,188 of expense for the six months ended March 31, 2014 and 2013, respectively, and $106,915 and $53,188 of expense for the three months ended March 31, 2014 and 2013, respectively, related to the issuance and vesting of all stock options and warrants.  As of March 31, 2014, $11,878 of compensation expense associated with unvested stock options and warrants issued previously to employees will be recognized over the remaining fiscal year.

The option and warrant grants for six months ended March 31, 2014 and 2013 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2014	2013
Expected cash dividend yield	-	-
Expected stock price volatility	77%	102%
Risk-free interest rate	0.12%	0.14%
Expected life of options/warrants	2 Years	2 Years

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

A summary of stock option activity for the six months ended March 31, 2014 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	427,965	$16.12
Granted	27,700	$19.33
Expired / Cancelled	(8,249)	$32.58
Exercised	(36,565)	$16.44
Outstanding as of March 31, 2014	410,851	$15.97	.98 years	$1,458,325
Exercisable as of March 31, 2014	408,156	$16.02	.98 years	$1,432,055

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $18.75 at March 31, 2014.

(20)           CHANGES IN EQUITY

A summary of the composition of equity of the Company as of March 31, 2014, and the changes during the six months then ended is presented in the following table:

Total Equity
Balance at September 30, 2013	$23,963,342
Issuance of common stock for:
Dividends from Series D Preferred stock	18,854
Board of Director fees	37,500
Exercise of options and warrants	8,000
An acquisition purchase commitment	4,500,000
Vesting of stock options and warrants	142,500
Series D Preferred dividends	(14,530)
Issuance of warrants for Board of Director fees	160,862
Accumulated other comprehensive income	145,972
Redemption of Series D Preferred stock	(312,007)
Net loss	(2,562,312)
Balance at March 31, 2014	$26,088,180

(21)           COMMITMENTS AND CONTINGENCIES

Legal Matters

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.  The Company believes these allegations are inaccurate and intend to defend the case vigorously. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its former subsidiary.  The case resulted from actions of a former agent of the subsidiary.  The Company intends to vigorously defend this matter. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with legal counsel.

Integratechs v. SecureAlert, Inc.  On March 14, 2013, Integratechs, Inc. filed a suit in the Fourth Judicial District Court of Utah County, claiming the Company had breached a contract for computer services and intentionally interfered with its economic relations.  The parties reached a settlement in March 2014, and the Company agreed to pay $20,000 to Integratechs; neither party admitted any wrongdoing or liability and the lawsuit was dismissed with prejudice.

Christopher P. Baker v. SecureAlert, Inc.  In February 2013, Mr. Baker filed suit against the Company in the Third Judicial District Court in and for Salt Lake County, State of Utah.  Mr. Baker asserts that the Company breached a 2006 consulting agreement with him and claims damages of not less than $210,000.  The Company disputes the plaintiff’s claims and will defend the case vigorously.  No accrual for a potential loss has been made as management believes the probability of incurring a material loss is remote.

SecureAlert, Inc. v. STOP, LLC.  On December 17, 2013, the Company filed a complaint in the United States District Court, District of Utah, Central Division against Satellite Tracking of People, LLC (a.k.a. STOP, LLC) asserting claims for declaratory relief, reimbursement for overpayment and unjust enrichment related to a Settlement Agreement entered into by and between the Company and STOP, effective January 29, 2010.  On February 14, 2014, STOP filed an answer denying our claims and asserted counterclaims for breach of contract against the Company related to the same Settlement Agreement.  On March 1, 2014, the parties entered into a Supplemental Settlement Agreement that included a stipulation and dismissal of all claims and counterclaims in this litigation.  Under the terms of the settlement, both parties restructured their relationship and provided reciprocal licenses for all patents listed in the Settlement Agreement effective January 29, 2010.  In addition, each party provided the other with a reciprocal license for future patents awarded the respective party, but excluding patents held by or acquired by SecureAlert related to: (i) GPS or cellular tracking by a device not attached to a person’s limb, (ii) related to alcohol/drug monitoring, (iii) any patent held by an entity acquired by SecureAlert for so long as that entity is paying or owes STOP a royalty or fee until such time as any royalty or fee is no longer owed to STOP, unless STOP already has a right to those patents, and (iv) any patent not used in the electronic monitoring and tracking services, using cellular and/or GPS technologies, for governmental law enforcement agencies (e.g. offender tracking).  In addition, the Company agreed to pay STOP a total of $4,500,000 in 24 equal monthly installments of $187,500 in exchange for the granting of a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents held by STOP.

The parties also agreed that if the Company pays in full the above amounts they shall have no further payment obligations under the prior agreement and will receive a fully paid-up, non-exclusive, perpetual, and royalty-free license to the STOP Patents. This includes additional patents that were not in the prior agreement. Based on the terms of the agreement, the Company has accounted for this agreement as a separate transaction and as such removed prior accrued royalty amounts into current operations. If the Company does not make the required payments under the current agreement STOP shall have the right to seek enforcement of the royalty and payment obligations of the Company under the prior agreement; provided, however, that the Company shall receive partial credit for all prior payments made. The Company has made the first two installment payments under the agreement as of March 31, 2014.

SecureAlert, Inc. v. Derrick Brooks and STOP, LLC.  On February 21, 2014, the Company filed a complaint in the Third Judicial District Court, Salt Lake County, State of Utah, against Derrick Brooks and STOP, asserting claims for declaratory relief, breach of contract, tortious interference with prospective economic relations, tortious interference with contract, misappropriation of trade secrets, injurious falsehood/trade libel/business disparagement, defamation, respondeat superior, injunctive relief and punitive damages.  On March 20, 2014, the Company entered into a settlement agreement with STOP and all of the claims between the Company and STOP in the litigation have been dismissed with prejudice.  On April 9, 2014, Mr. Brooks filed an answer denying the Company’s claims and asserting counterclaims for constructive discharge, interference with contract, interference with prospective economic relations and blacklisting.  In his counterclaim, Mr. Brooks seeks to recover “not less than $150,000” on each of his claims.  The Company has not yet responded to Mr. Brooks’ counterclaims, but management believes them to be without merit and the Company intends to vigorously defend against them.

 (22)           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to March 31, 2014, the following events occurred:

1)	2,431 shares of common stock were issued to five members of the Board of Directors for services.

2)	270 shares of common stock were issued for Series D Preferred stock dividends, valued at $5,103.

3)	10 shares of Series D Preferred stock were converted into 854 shares of common stock, resulting in zero shares of Series D Preferred stock issued and outstanding.

4)	6,556 shares of common stock were issued to four employees for services, valued at $120,000 or $18.30 per share.

5)	Warrants to purchase 2,432 shares of common stock for two years with an exercise price of $18.75 per share, valued at $8,684 on April 1, 2014, the date of the grant.

6)	2,693 shares of common stock were issued to a director from the exercise of cashless warrants previously granted for services.

7)	46 shares of common stock were issued to two employees from the exercise of cashless warrants previously granted for services.

8)
Effective April 1, 2014, the Company entered into a Share Purchase Agreement to purchase all the issued and outstanding shares of GPS Global Tracking and Surveillance System Ltd., a company formed under the laws of and operating in the State of Israel (“GPS”). The Company agreed to purchase GPS for $7,811,044 payable in cash and shares of common stock.  Of the total amount $311,404 was paid in cash and 236,469 shares of common stock valued at $4,500,000 were paid at closing prior to March 31, 2014.   See 8-K filed on March 12, 2014, for complete details related to the acquisition of GPS.

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

Strategy

Our global growth strategy is to empower worldwide national security officials, law enforcement, corrections departments and rehabilitation professionals with single-sourced offender management solutions, which integrate reliable intervention technologies supporting re-socialization or mandated monitoring initiatives.  The use of our interactive services and intervention products is intended to provide law enforcement and judiciaries alike, with the ability to provide offenders a level of unmatched “real-time” accountability, while preserving public safety costs that are lower than with the cost of traditional incarceration or other transitional service offerings.

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

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

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

Results of Operations

Continuing Operations - Three months ended March 31, 2014, compared to three months ended March 31, 2013

Revenues

For the three months ended March 31, 2014, the Company recognized revenues from operations of $2,455,789, compared to $4,808,324 for the three months ended March 31, 2013, a decrease of $2,352,535 (49%).  Of these revenues, $2,309,864 and $4,643,071, respectively, were from monitoring and other related services, a decrease of $2,333,207 (50%).  The decrease was the result of the completion of a contract with an international customer.  For the three months ended March 31, 2014, international revenue was $728,443, compared to $3,029,440 for the three months ended March 31, 2013, a decrease of $2,300,996 (76%); the decrease in total revenue was due to the completion of a contract with an international customer.

Product revenues decreased $19,328 (12%) from $165,253 for the three months ended March 31, 2013, to $145,925 for the three months ended March 31, 2014.

Cost of Revenues

During the three months ended March 31, 2014, cost of revenues totaled $1,093,767 compared to cost of revenues during the three months ended March 31, 2013 of $2,043,070, a decrease of $949,303.  The decrease in cost of revenues in 2014 resulted primarily from decreases of $503,420 in royalty payments; $200,269 in commissions and a decrease in depreciation of $145,715 related to international sales.

Depreciation for the three months ended March 31, 2014 and 2013 totaled $191,823 and $343,835, respectively. Depreciation costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three years.  The Company believes this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

The Company expects the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to economies of scale realized through projected increases in revenues, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Gross Profit and Margin

During the three months ended March 31, 2014, gross profit totaled $1,362,022, or 55% of net revenues compared to $2,765,254, or 58% of net revenues during the three months ended March 31, 2013.

Research and Development Expenses

During the three months ended March 31, 2014, research and development expenses totaled $403,175 compared to research and development expenses for the three months ended March 31, 2013 totaling $197,603, an increase of $205,572.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services including the development of our upcoming 3G electronic monitoring device.

Selling, General and Administrative Expenses

During the three months ended March 31, 2014, selling, general and administrative expenses totaled $2,564,015 compared to $2,124,965 for the three months ended March 31, 2013.  The increase of $439,050 primarily resulted of an increase of legal expense ($335,381) in connection with preliminary work and preparation for a large international contract.

Other Income and Expense

For the three months ended March 31, 2014, interest expense was $327,367 compared to $2,358,727 for the three months ended March 31, 2013. This decrease in interest expense resulted primarily from a reduction in convertible debentures and the acceleration of certain debt conversion features into common stock. For the three months ended March 31, 2014, other income was $624,730, compared to $175,083 for the three months ended March 31, 2013.  This increase in other income resulted primarily from a settlement agreement.

Net Loss

The Company had a net loss from continuing operations for the three months ended March 31, 2014 totaling $1,292,119 compared to a net loss of $1,638,785 for the three months ended March 31, 2013, a decrease of  $346,666.  This decrease is a result of other income and an offset to expense recognized from a settlement agreement offset by a reduction of gross profit generated from monitoring services in connection with an international customer.  Offsetting this are increased operating expenses in connection with preliminary work and preparation for a large international contract and increased research and development expenses related to the development of our 3G electronic monitoring devices.

Continuing Operations - Six months ended March 31, 2014, compared to six months ended March 31, 2013

Revenues

For the six months ended March 31, 2014, the Company had revenues from operations of $5,115,083 compared to $10,396,396 for the six months ended March 31, 2013, a decrease of $5,281,313 (51%).  Of these revenues, $4,903,547 and $10,097,349 were from monitoring and other related services, a decrease of $5,193,802 (51%); this decrease resulted primarily from the completion of a contract with an international customer.  Product revenues decreased $87,511 (29%) from $299,047 for the six months ended March 31, 2013 to $211,536 for the six months ended March 31, 2014.

Cost of Revenues

During the six months ended March 31, 2014, cost of revenues totaled $2,492,596 compared to cost of revenues during the six months ended March 31, 2013 of $5,021,588, a decrease of $2,528,992.  The decrease in cost of revenues resulted primarily from decreases of $1,330,447 in royalties; $433,998 in commissions; the cost of equipment of $295,091 related to international sales and $492,321 in costs in connection with the development of a charging solution for an international customer.

Amortization for the six months ended March 31, 2014 and 2013 totaled $373,651 and $666,414, respectively. Amortization costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years.  The Company believes this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to economies of scale realized through projected increases in revenues, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Gross Profit and Margin

During the six months ended March 31, 2014, gross profit totaled $2,622,487, or 51% of net revenues, compared to $5,374,808, or 52% of net revenues during the six months ended March 31, 2013.

Research and Development Expenses

During the six months ended March 31, 2014, research and development expenses totaled $722,745 compared to research and development expenses for the six months ended March 31, 2013 totaling $399,197.  These additional research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services including the development of our upcoming 3G electronic monitoring device.

Selling, General and Administrative Expenses

During the six months ended March 31, 2014, selling, general and administrative expenses totaled $4,735,423 compared to $4,162,987 for the six months ended March 31, 2013.  The increase of $572,436 is primarily the result of increases in legal and professional fees ($411,056) and travel expenses ($278,820) related to preliminary work and preparation in connection with a large international contract.

Other Income and Expense

For the six months ended March 31, 2014, interest expense was $371,285 compared to $3,201,951 for the six months ended March 31, 2013.  This decrease in interest expense resulted primarily from a reduction in convertible debentures and the acceleration of certain debt conversion features into common stock.   For the six months ended March 31, 2014, other income was $624,780 compared to $167,100 for the six months ended March 31, 2013.  This increase in other income resulted primarily from a settlement agreement.

Net Loss

The Company had a net loss from continuing operations for the six months ended March 31, 2014 totaling $2,562,312 compared to a net loss of $2,479,623 for the six months ended March 31, 2013.  This increase primarily resulted from the reduction of gross profit generated from monitoring services in connection with an international customer. Additionally, the increase in net loss resulted from preliminary work and preparation in connection with a large international contract and the development of our 3G electronic monitoring device.  The increase in net loss was offset by the income resulting from a settlement agreement.

Discontinued Operations - Six months ended March 31, 2014, compared to six months ended March 31, 2013

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

A summary of the operating results of discontinued operations for the six months ended March 31, 2014 and 2013 is as follows:

	March 31,	March 31,
	2014	2013
Revenues	$-	$477,298
Cost of revenues	-	(163,487)
Gross profit	-	313,811
Selling, general and administrative	-	(319,976)
Loss from operations	-	(6,165)
Other expense	-	(295)
Net loss from discontinued operations	$-	$(6,460)

Liquidity and Capital Resources

We were unable to finance our business solely from cash flows from operating activities. During the six months ended March 31, 2014, we supplemented cash flows to finance our business from borrowings under a credit facility and from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $11,160,422.

As of March 31, 2014, we had unrestricted cash of $7,365,884 and working capital surplus of $6,342,405, compared to unrestricted cash of $3,382,428 and working capital surplus of $6,836,442 as of September 30, 2013.  For the six months ended March 31, 2014, our operating activities used cash of $1,002,552 compared to $39,240 of cash provided in operating activities for the six months ended March 31, 2013.

We used cash of $6,174,414 for investing activities during the six months ended March 31, 2014, compared to $484,391 of cash used in investing activities in the six months ended March 31, 2013.

Financing activities for the six months ended March 31, 2014, provided cash of $11,160,422, compared to $2,545,681 for the six months ended March 31, 2013. For the six months ended March 31, 2014, we received proceeds of $2,700,000 from a significant shareholder under a promissory note; $9,250,000 from net borrowings under a Facility Agreement; and $8,000 from the exercise of warrants.  Cash decreased by $425,571 due to principal payments made on notes payable; $312,007 for the redemption of Series D Preferred stock and $60,000 to pay off a related-party note payable.  Cash provided by financing activities was used to support operating activities.

Cash flow from discontinued operations for the six months ended March 31, 2014, provided cash of $0, compared to $145,190 for the six months ended March 31, 2013.

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

Foreign Currency Risks.  We had $1,501,573 and $6,849,146 in revenues from sources outside the United States for the six months ended March 31, 2014 and 2013, respectively.  Although we normally transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $4,232 and $62,391 during the six months ended March 31, 2014 and 2013, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                      Legal Proceedings

We are party to the following legal proceedings:

Integratechs v. SecureAlert, Inc.  On March 14, 2013, Integratechs, Inc. filed a suit in the Fourth Judicial District Court of Utah County, claiming the Company had breached a contract for computer services and intentionally interfered with its economic relations.  The parties reached a settlement in March 2014, and agreed to pay $20,000 to Integratechs; neither party admitted any wrongdoing or liability and the lawsuit was dismissed with prejudice.

SecureAlert, Inc. v. STOP, LLC.  On December 17, 2013, the Company filed a complaint in the United States District Court, District of Utah, Central Division against Satellite Tracking of People, LLC (a.k.a. STOP, LLC) asserting claims for declaratory relief, reimbursement for overpayment and unjust enrichment related to a Settlement Agreement entered into by and between the Company and STOP, effective January 29, 2010.  On February 14, 2014, STOP filed an answer denying our claims and asserted counterclaims for breach of contract against the Company related to the same Settlement Agreement.  On March 1, 2014, the parties entered into a Supplemental Settlement Agreement that included a stipulation and dismissal of all claims and counterclaims in this litigation.  Under the terms of the settlement, both parties restructured their relationship and provided reciprocal licenses for all patents listed in the Settlement Agreement effective January 29, 2010.  In addition each party provided the other with reciprocal license for future patents awarded the respective party, but excluding patents held by or acquired by SecureAlert related to: (i) GPS or cellular tracking by a device not attached to a person’s limb, (ii) related to alcohol/drug monitoring, (iii) any patent held by an entity acquired by SecureAlert for so long as that entity is paying or owes STOP a royalty or fee until such time as any royalty or fee is no longer owed to STOP, unless STOP already has a right to those patents, and (iv) any patent not used in the electronic monitoring and tracking services, using cellular and/or GPS technologies, for governmental law enforcement agencies (e.g. offender tracking).  In addition, the Company agreed to pay to STOP a total of $4,500,000 in 24 equal monthly installments of $187,500 in exchange for the granting of a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents held by STOP.

SecureAlert, Inc. v. Derrick Brooks and STOP, LLC.  On February 21, 2014, the Company filed a complaint in the Third Judicial District Court, Salt Lake County, State of Utah, against Derrick Brooks and STOP, asserting claims for declaratory relief, breach of contract, tortious interference with prospective economic relations, tortious interference with contract, misappropriation of trade secrets, injurious falsehood/trade libel/business disparagement, defamation, respondeat superior, injunctive relief and punitive damages.  On March 20, 2014, the Company entered into a settlement agreement with STOP and all of the claims between us and STOP in the litigation have been dismissed with prejudice.  On April 9, 2014, Mr. Brooks filed an answer denying the Company’s claims and asserting counterclaims for constructive discharge, interference with contract, interference with prospective economic relations and blacklisting.  In his counterclaim Mr. Brooks seeks to recover “not less than $150,000” on each of his claims.  The Company has not yet responded to Mr. Brooks’ counterclaims, but management believes them to be without merit and the Company intends to vigorously defend against them.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2014, we sold the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act.

Common Stock

We issued the following shares of common stock: 16,053 shares upon the conversion of 197 shares of Series D Preferred stock, 979 shares to pay $18,854 of accrued dividends on Series D Preferred stock, 1,933 shares to directors for Board of Director fees, 5,384 shares upon the exercise of options and warrants for total cash proceeds of $8,000, and 236,469 shares in connection with the acquisition of GPS Global Tracking & Surveillance System Ltd.

Subsequent to March 31, 2014, the Company issued 270 shares of common stock as payment of dividends on Series D Preferred stock for the quarter ended March 31, 2014, valued at $5,103; 2,431 shares to directors for accrued Board of Directors fees; and 854 shares upon the conversion of 10 shares of Series D Preferred stock.

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).

3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011)

3(i)(14)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed April 11, 2013 (previously filed as Exhibit on Form 10-Q filed May 15, 2013).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

3(iii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011).

10.1	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (previously filed with Form 8-K in August 2011).

10.2	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (previously filed on Form 8-K in December 2012).

10.3	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).

10.4	Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (previously filed on Form 8-K in February 2013).

10.5	Notice of Conversion from Sapinda Asia Limited, dated September 24, 2013 (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

10.6	Facility Agreement between Tetra House Pte. Ltd. and SecureAlert, Inc., dated January 3, 2014 (previously filed on Form 8-K in January 2014).

10.7	Supplemental Settlement Agreement between Satellite Tracking of People, LLC and SecureAlert, Inc., effective March 1, 2014. (filed herewith)

14.1	Code of Ethics (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

21	Subsidiaries of the Registrant (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Insider Trading Policy Adopted, dated April 16, 2013 (previoulsy filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

99.2
Employment agreement between SecureAlert, Inc. and Former Chief Financial Officer, dated November 14, 2013 (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

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

SecureAlert, Inc.

Date: May 15, 2014	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee
(Acting Principal Executive Officer)

Date: May 15, 2014	By:	/s/ John R. Merrill
John R. Merrill,
Chief Financial Officer
(Principal Accounting Officer)