Form 10-Q
period 2014-06-30
SecureAlert, Inc.
filed 2014-08-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2014 was 10,093,078.

SecureAlert, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2014

INDEX

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	September 30,
Assets	2014	2013
Current assets:
Cash	$1,729,796	$3,382,428
Accounts receivable, net of allowance for doubtful accounts of $4,084,200 and $3,968,000, respectively	3,059,646	3,721,964
Notes receivable, current portion	265,644	176,205
Prepaid expenses and other	3,365,497	1,783,805
Inventory, net of reserves of $506,937 and $148,043, respectively	910,022	467,101
Total current assets	9,330,605	9,531,503
Property and equipment, net of accumulated depreciation of $2,469,465 and $2,092,222, respectively	1,390,072	318,201
Monitoring equipment, net of accumulated amortization of $1,117,105 and $1,183,346, respectively	2,156,725	1,236,696
Note receivable, net of current portion	-	28,499
Intangible assets, net of accumulated amortization of $2,112,144 and $1,256,647, respectively	27,812,635	15,413,920
Goodwill	6,593,587	-
Other assets	3,428,750	170,172
Total assets	$50,712,374	$26,698,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,652,699	$348,074
Accrued liabilities	1,865,756	2,180,791
Dividends payable	55	9,427
Deferred revenue	17,705	8,674
Current portion of long-term related-party debt	-	60,000
Current portion of long-term debt	2,310,980	88,095
Total current liabilities	6,847,195	2,695,061
Stock payable - related party	3,000,000
Long-term portion of related party debt	2,700,000	40,588
Long-term portion of debt	14,942,508	-
Total liabilities	27,489,703	2,735,649

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 0 and 468 shares outstanding, respectively (aggregate liquidation preference of $0)	-	1
Common stock, $0.0001 par value: 15,000,000 shares authorized; 10,079,171 and 9,811,946 shares outstanding, respectively	1,008	980
Additional paid-in capital	295,123,459	290,391,698
Accumulated other comprehensive income	(93,429)	-
Accumulated deficit	(271,808,367)	(266,429,337)
Total equity	23,222,671	23,963,342
Total liabilities and stockholders’ equity	$50,712,374	$26,698,991

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Products	$173,927	$165,029	$385,463	$464,076
Monitoring and other related services	2,976,894	2,520,185	7,880,441	12,617,534
Total revenues	3,150,821	2,685,214	8,265,904	13,081,610

Cost of revenues:
Products	69,131	86,773	190,201	199,785
Monitoring and other related services	1,469,329	1,508,878	3,840,855	6,417,454
Total cost of revenues	1,538,460	1,595,651	4,031,056	6,617,239

Gross profit	1,612,361	1,089,563	4,234,848	6,464,371

Operating expenses:
Selling, general and administrative expense	3,611,797	2,075,796	8,347,220	6,238,783
Settlement expense	-	-	14,291	350,000
Research and development	460,729	269,072	1,153,474	668,269

Loss from continuing operations	(2,460,165)	(1,255,305)	(5,280,137)	(792,681)

Other income (expense):
Currency exchange rate gain (loss)	(185,454)	(59,940)	(189,686)	(122,331)
Interest expense, net	(181,266)	(2,737,220)	(528,445)	(5,939,171)
Other income (expense), net	(5,542)	(80,298)	619,238	241,797
Net loss from continuing operations	(2,802,427)	(4,132,763)	(5,379,030)	(6,612,386)
Gain on disposal of discontinued operations	-	-	-	424,819
Net loss from discontinued operations	-	-	-	(6,460)
Net loss	(2,802,427)	(4,132,763)	(5,379,030)	(6,194,027)
Dividends on Series D Preferred stock	(55)	(9,325)	(14,585)	(1,033,470)
Net loss attributable to SecureAlert, Inc. common stockholders	$(2,802,482)	$(4,142,088)	$(5,393,615)	$(7,227,497)
Foreign currency translation adjustments	$(239,401)	$-	$(93,429)	$-
Comprehensive Loss	$3,041,883)	$(4,142,088)	$(5,487,044)	$(7,227,497)
Net loss per common share, basic and diluted from continuing operations	$(0.28)	$(0.70)	$(0.54)	$(1.51)
Net loss per common share, basic and diluted from discontinued operations	$-	$-	$-	$(0.00)
Weighted average common shares outstanding, basic and diluted	10,075,000	5,886,000	9,904,000	4,387,000

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$(5,379,030)	$(6,194,027)
Gain on sale of subsidiaries	-	(424,819)
Loss from discontinued operations	-	6,460
Loss from continuing operations	(5,379,030)	(6,612,386)
Adjustments to reconcile net loss to net cash used and provided by in operating activities:
Depreciation and amortization	1,800,597	1,922,243
Bad debt expense	116,200	-
Vesting and re-pricing of stock options for services	323,924	81,407
Issuance of common stock for services	202,500	106,223
Amortization of debt discount	193,389	-
Beneficial conversion feature recorded as interest expense	-	5,200,842
Issuance and re-pricing of warrants with related parties	-	45,844
Impairment of monitoring equipment and parts	225,000	450,000
Factional shares of common stock paid in cash	-	(1,996)
Loss on disposal of property and equipment	-	2,034
Loss on disposal of monitoring equipment and parts	-	89,093
Change in assets and liabilities:
Accounts receivable, net	546,118	(736,579)
Notes receivable	(10,325)	72,566
Inventories	(659,942)	186,845
Prepaid expenses and other assets	(1,631,033)	107,538
Accounts payable	1,954,626	(1,524,922)
Accrued expenses	(1,082,612)	2,395,860
Deferred revenue	9,031	(345,862)
Net cash provided by (used in) operating activities	(3,391,557)	1,438,750

Cash flow from investing activities:
Purchase of property and equipment	(2,144,600)	(32,968)
Purchase of monitoring equipment and parts	-	(490,153)
Proceeds from notes receivable	55,984	-
Cash paid for purchase of subsidiary and other investments	(7,677,628)	-
Cash deposit in escrow to secure international bond	(3,163,802)	-
Net cash used in investing activities	(12,930,046)	(523,121)

Cash flow from financing activities:
Borrowings on related-party notes payable	15,950,000	2,800,000
Proceeds from exercise of options and warrants	8,000	-
Principal payments on notes payable	(883,592)	(287,888)
Cash paid for repurchase of Preferred Series D stock	(312,008)	-
Net cash provided by financing activities	14,762,400	2,512,112

Cash flow from discontinued operations:
Net cash provided by operating activities	-	126,715
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	18,475
Net cash provided by discontinued operations	-	145,190

Foreign Currency Translation Adjustments	(93,429)	-
Net increase in cash	(1,652,632)	3,572,931
Cash, beginning of period	3,382,428	458,029
Cash, end of period	$1,729,796	$4,030,960

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash paid for interest	$196,219	$222,262

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Series D Preferred stock dividends	23,957	1,654,673
Series D Preferred stock dividends earned	14,585	1,033,470
Issuance of common stock shares for settlement of debt	-	3,156,493
Beneficial conversion feature recorded with convertible debt	-	15,619,444
Issuance of debt to repurchase royalty agreement	-	11,898,455
Issuance of common stock in connection with the acquisition of a subsidiary	4,500,000	-
Commitment to purchase additional 35% ownership in IMS	350,000	-

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc. and subsidiaries (collectively, the “Company” or “SecureAlert”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2014, and results of its operations for the three and nine months ended June 30, 2014 and 2013.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three and nine months ended June 30, 2014 may not be indicative of the results for the fiscal year ending September 30, 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $75,000 and $150,000 of impairment expenses related to monitoring equipment for the three months ended June 30, 2014 and 2013, respectively. Additionally, the Company recorded $225,000 and $450,000 of impairment expenses related to monitoring equipment for the nine months ended June 30, 2014 and 2013, respectively.

(5)  BUSINESS COMBINATIONS

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Acquired Assets and Assumed Liabilities

Pursuant to ASC No. 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company retrospectively adjusts the provisional amounts recognized at the acquisition date, by means of adjusting the amount recognized for goodwill.

Contingent Consideration

In certain acquisitions, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated future goals, such as targeted earnings levels. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled.

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Chilean Peso and New Israeli Shekel are used as functional currencies of the operating subsidiaries SecureAlert Chile, SpA and GPS Global Tracking and Surveillance System Ltd., respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at June 30, 2014. Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity.

(7)  GEOGRAPHIC INFORMATION

During the nine months ended June 30, 2014, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three and nine months ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
United States of America	$1,989,833	$1,887,630	$6,035,940	$5,427,973
Latin American Countries	-	-	-	5,252,960
Caribbean Countries and Commonwealths	715,745	778,450	2,183,184	2,348,245
Other Foreign Countries	10,647	19,134	46,780	52,432
Total	$2,716,225	$2,685,214	$8,265,904	$13,081,610

The long-lived assets, net of accumulated depreciation, used in the generation of revenues by geographic area as of June 30, 2014 and September 30, 2013, were as follows:
	Net Property and Equipment		Net Monitoring Equipment
	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
United States of America	$445,786	$318,201	$995,318	$878,823
Latin American Countries	876,217	-	913,966	-
Caribbean Countries and Commonwealths	14,462	-	197,943	351,138
Other Foreign Countries	53,607	-	49,498	6,735
Total	$1,390,072	$318,201	$2,156,725	$1,236,696

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of June 30, 2014 and 2013, there were 444,677 and 4,460,230 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of June 30, 2014 and 2013 consisted of the following:

	June 30, 2014	June 30, 2013
Conversion of debt and accrued interest	-	3,846,758
Conversion of Series D Preferred stock	-	14,040
Exercise of outstanding common stock options and warrants	402,677	437,432
Exercise and conversion of outstanding Series D Preferred
stock warrants	42,000	162,000
Total common stock equivalents	444,677	4,460,230

(9)  ACQUISITIONS

On March 12, 2014, the Company entered into a Share Purchase Agreement (the “SPA”) to purchase from Eli Sabag, an individual resident of the State of Israel (“Seller”), all of the issued and outstanding shares (“Shares”) of GPS Global Tracking and Surveillance System Ltd., a company formed under the laws of and operating in the State of Israel (“GPS Global”). The SPA contained customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the SPA. Subsequent to the closing, the Seller and certain key employees of GPS Global entered into employment agreements and continue to operate GPS Global. The SPA also granted the Seller the right for a three-year period following the closing, to nominate one director to serve on the Registrant’s board and on GPS Global’s board of directors. The closing of the transaction, which occurred on April 1, 2014, was subject to customary closing conditions.

The purchase price for the Shares is to be $7,811,404 and is payable in cash and shares of Registrant’s common stock as follows:

●	Cash to Seller of $311,404 at the closing;

●	Shares of Registrant's common stock valued at $7,500,000, delivered to Seller as follows:

●	Common stock valued at $1,600,000 delivered to Seller at the closing.

●
Common stock valued at $2,900,000, delivered to an escrow agent (“Bank”) to be released by Bank to Seller after six months from the closing, conditioned upon Registrant’s verification that GPS Global’s global positioning satellite (“GPS”) products (the “Devices”) meet expected operating specifications;

●
Common stock valued at $1,000,000, the number of shares to be determined by dividing $1,000,000 by the weighted average closing price of the Registrant’s common stock for the 60 consecutive trading days preceding the third business day prior to release of such shares, to be issued to Seller by Registrant within 30 days of certification that GPS Global has sold or leased a minimum of 1,500 of its Devices under revenue-generating contracts; and

●
Common stock valued at $2,000,000,  the number of shares to be determined by dividing $2,000,000 by the weighted average closing price of the Registrant’s common stock for the 60 consecutive trading days preceding the third business day prior to release of such shares, to be issued to Seller by Registrant within 30 days of certification that GPS Global has sold or leased a minimum of 2,500 of its Devices under revenue-generating contracts, in addition to the 1,500 Devices previously mentioned (i.e., a minimum of 4,000 Devices sold or leased).

As described above, shares of common stock valued at $3,000,000 may be payable based on sales of the GPS Global devices sold or leased. Management determined that it was probable that sales of GPS Global devices would exceed the number of units specified in the SPA, and has therefore, recognized a Stock Payable liability for the entire $3,000,000 value of common shares payable.

The total purchase price for the GPS Global acquisition was allocated to the net tangible and intangible assets based upon their fair values as of March 31, 2014 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

Current assets	$217
Inventory	17
Property and equipment	47
Monitoring equipment	48
Other non-current assets	21
Intangible assets	4,856
Tradename	192
Accounts payable and accrued expenses	(215)
Loan payable	(753)
Goodwill	3,381
Total fair value of assets acquired	$7,811

On June 2, 2014, the Company entered into a Stock Purchase Agreement (the “ Emerge SPA”) to purchase from BFC Surety Group, Inc., (“Seller”), all of the issued and outstanding shares and equity interests (collectively the “Shares”) of Emerge Monitoring, Inc., a Florida corporation (“Emerge”), which is the direct owner of all of the issued and outstanding equity interests of Emerge Monitoring II, LLC, a Florida limited liability company and wholly-owned subsidiary of Emerge (“Emerge LLC”), and a majority (65%) of the equity interest of Integrated Monitoring Systems, LLC, a Colorado limited liability company and subsidiary of Emerge LLC. The Emerge SPA contains customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the SPA. Certain key employees of the acquired entities continued to operate the acquired entities following the closing. During June 2014, the Company also committed to purchase the remaining 35% minority equity interest of Integrated Monitoring Systems, LLC. This purchase occurred subsequent to June 30, 2014 (see footnote 24).

The purchase price for the Shares was $7,710,000, of which $7,360,000 was paid in cash on June 3, 2014 and the remaining $350,000 was paid in cash subsequent to June 30, 2014 (see footnote 24). The total purchase price for the Emerge acquisition was allocated to the net tangible and intangible assets based upon their fair values as of June 1, 2014 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

Inventory	$461
Property and equipment	227
Other assets	109
Developed technology	1,600
Customer contracts/relationships	1,990
Tradename/Trademarks	110
Goodwill	3,213
Total fair value of assets acquired	$7,710

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the three and nine months ended June 30, 2014 and 2013 gives effect to the acquisitions as if the acquisitions had occurred on October 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues	5,378,909	4,049,552	13,144,116	16,873,395
Loss from Operations	(3,031,442)	(4,636,659)	(6,601,339)	(8,517,068)
Net loss attributable to the Company	(3,031,442)	(4,636,659)	(6,601,339)	(8,098,709)
Basic income per share	(0.30)	(0.47)	(0.65)	(0.85)
Diluted income per share	(0.30)	(0.47)	(0.65)	(0.85)
Net loss attributable to common shareholders	(3,031,497)	(4,627,334)	(6,586,754)	(7,065,239)
Basic income per share	(0.30)	(0.46)	(0.65)	(0.85)
Diluted income per share	(0.30)	(0.46)	(0.65)	(0.85)

(10)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2014 and September 30, 2013, the outstanding balance of prepaid and other expenses was $3,365,497 and $1,783,805, respectively.  The $3,365,497 is comprised primarily of a $1,488,778 bond posted as a requirement for doing business in Latin America which was repatriated subsequent to June 30, 2014 (see footnote 24), a deposit of $517,867 paid to a vendor and a $1.16 million prepayment on a monitoring center.

(11)  INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of raw materials that are used in the manufacturing of TrackerPAL™, ReliAlert™ and R.A.D.A.R. devices.  Completed TrackerPAL™, ReliAlert™ and R.A.D.A.R. devices are reflected in Monitoring Equipment.  As of June 30, 2014 and September 30, 2013, respectively, inventory consisted of the following:

	June 30,	September 30,
	2014	2013
Raw materials	$1,416,959	$615,144
Reserve for damaged or obsolete inventory	(506,937)	(148,043)
Total inventory, net of reserves	$910,022	$467,101

(12)  PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2014 and September 30, 2013, were as follows:

	June 30,	September 30,
	2014	2013
Equipment, software and tooling	$3,435,039	$2,002,577
Automobiles	33,466	33,466
Leasehold improvements	127,162	127,162
Furniture and fixtures	263,870	247,218
Total property and equipment before accumulated depreciation	3,859,537	2,410,423
Accumulated depreciation	(2,469,465)	(2,092,222)
Property and equipment, net of accumulated depreciation	$1,390,072	$318,201

Depreciation expense for the three months ended June 30, 2014 and 2013 was $157,591 and $54,581, respectively. Depreciation expense for the nine months ended June 30, 2014 and 2013 was $275,893 and $182,658, respectively. Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell the property. Any gains or losses are recognized in the results of operations.  During the nine months ended June 30, 2014 and 2013, the Company disposed of property and equipment with a net book value of $0 and $1,490, respectively.

(13)  MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2014 and September 30, 2013, was as follows:

	June 30,	September 30,
	2014	2013
Monitoring equipment	$3,273,830	$2,420,042
Less: accumulated depreciation	(1,117,105)	(1,183,346)
Monitoring equipment, net of accumulated depreciation	$2,156,725	$1,236,696

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three years.

Depreciation expense related to monitoring equipment for the three months ended June 30, 2014 and 2013 was $151,121 and $342,676. Depreciation expense for the nine months ended June 30, 2014 and 2013 was $619,351 and $1,010,757, respectively.  Additionally, as of June 30, 2014, the Company reserved $225,000 for future monitoring equipment impairment. These expenses have been recognized in cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell the assets.  During the three and nine months ended June 30, 2014 and 2013, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $184,965 and $89,093, respectively.

(14)  INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the third fiscal quarter ended June 30, 2014:

	June 30, 2014	September 30, 2013
Other intangible assets:
Patent license agreement	$4,550,000	$50,000
Royalty agreements	16,620,565	16,620,565
Technology	6,456,000	-
Customer relationships	1,990,000	-
Trade name	302,000	-
Other	6,214	-
Total intangible assets	29,924,779	16,670,565
Accumulated amortization	(2,112,144)	(1,256,646)
Intangible assets, net of
accumulated amortization	$27,812,635	$15,413,919

The intangible assets summarized above were purchased on various dates from January 2010 through March 2014. The assets have useful lives ranging from six to ten years. Amortization expense for the three months ended June 30, 2014 and 2013 was $253,630 and 221,630, respectively. During the nine months ended June 30, 2014 and 2013, the Company recorded amortization expense of $715,550 and $707,477, respectively.

(15)  OTHER ASSETS

As of June 30, 2014 and 2013, the outstanding balance of other assets was $3,428,750 and $170,172, respectively.  The $3,428,750 balance of other assets is comprised largely of a $3,163,802 performance bond for an international customer.  The Company anticipates this restricted cash will be unrestricted and available to the Company on September 5, 2018.

(16)  ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2014 and September 30, 2013:

	June 30,	September 30,
	2014	2013
Accrued royalties	$-	$714,400
Accrued taxes - foreign and domestic	86,777	262,880
Accrued interest	383,533	27,394
Accrued payroll, taxes and employee benefits	589,717	473,179
Accrued consulting	384,992	317,300
Accrued outside services	23,681	33,022
Accrued travel costs	60,368	50,000
Accrued settlement costs	58,000	76,000
Accrued board of directors fees	60,000	68,090
Accrued cellular costs	42,000	55,000
Accrued legal costs	161,309	57,001
Accrued warranty and manufacturing costs	-	30,622
Accrued other expenses	15,379	15,903

Total accrued expenses	$1,865,756	$2,180,791

(17)  DEBT OBLIGATIONS

Debt obligations as of June 30, 2014 and September 30, 2013, respectively, are comprised of the following:

	June 30,	September 30,
	2014	2013
Unsecured facility agreement with an entity whereby the Company may borrow up to $25 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. A $750,000 orgination fee or 3% on the total amount under the agreement was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of June 30, 2014, the remaining debt discount was $562,500.	$13,437,500	$-

The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	3,750,000	-

Note issued in connection with the acquisition of a subsidiary and matures in December 2014.	29,083	64,111

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	36,905	59,266

Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.06%, due June 2014. This loan was paid off in February 2014	-	5,306

Related notes payable for $1.5 million and $1.2 million, due December 31, 2015 and November 19, 2015, respectively (See note 18 below)	2,700,000	-

Total debt obligations	19,953,488	128,683
Less current portion	(2,310,980)	(88,095)
Long-term portion of related party debt	(2,700,000)	(40,588)
Long-term debt, net of current portion	$14,942,508	$-

The following table summarizes the Company’s future maturities of debt obligations as of June 30, 2014:

Fiscal Year	Total
2015	$2,310,980
2016	17,642,508

Total	$19,953,488

(18)  RELATED-PARTY TRANSACTIONS

The Company entered into transactions with certain related parties during the nine months ended June 30, 2014. These transactions consist largely of financing transactions and service arrangements. All transactions with related parties are reviewed in advance and approved by the independent members of the Company’s Board of Directors.

Loan Agreement

On February 1, 2013, the Company entered into a loan agreement with Sapinda Asia (the “Loan”), a significant shareholder.  Under the agreement, the Company may borrow up to $1,200,000 at an interest rate stated at three percent per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013 the Company drew down $1,200,000 for use in a performance bond required under a sales contract with an international customer. As of June 30, 2014, the Company owed $1,200,000 of principal and $79,550 of accrued interest on the Loan.  The Loan initially matured on June 30, 2014; however, subsequent to June 30, 2014, the parties agreed to extend the note to the new maturity date of December 31, 2015 (see note 24 below).

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia, a significant shareholder.  The unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014. Subsequent to June 30, 2014, the parties agreed to extend the note which now matures on November 19, 2015(see note 24 below). As of June 30, 2014, the Company owed $1,500,000 of principal and $43,726 of accrued interest on the note.

Related-Party Service Agreement

During the fiscal year ended September 30, 2013, the Company entered into an agreement with Paranet Solutions, LLC (“Paranet”) to provide certain (“IT”) services including (1) procurement of hardware and software necessary to ensure vital backup and disaster recovery services; and (2) security services of all data and the integrity of such data against all loss of data, misappropriation of data, by its employees and affiliates.  During the nine months ended June 30, 2014 and 2013, Paranet invoiced the Company $404,885 and $13,052, respectively for computer equipment and services. David S. Boone, a Director and member of the Company’s Executive Committee, is also the Chief Executive Officer of Paranet.

Facility Agreement

On January 3, 2014, the Company entered into a loan agreement (“Facility Agreement”) with Tetra House Pte. Ltd. (“Tetra House”) to provide unsecured debt financing to the Company for acquisitions and working capital.  In consideration of the Facility Agreement, the Company paid Tetra House an arrangement fee equal to 3% of the aggregate maximum amount under the Facility Agreement or $750,000. Tetra House is a private company incorporated under the laws of the Republic of Singapore and is controlled by Mr. Guy Dubois who is a director and member of the Company’s Executive Committee, and currently serves as the Chairman of the Company’s Board of Directors. Under this agreement, the Company may borrow up to $25,000,000, through May 31, 2014. On May 30, 2014, the parties amended the Facility Agreement such that the Company could borrow the remaining principal balance available under the Facility Agreement up to June 30, 2014. Borrowed amounts under the Facility Agreement bear interest at a rate of 8% per annum and interest is payable in arrears semi-annually.  All outstanding principal under the Facility Agreement, together with accrued and unpaid interest, is due and payable on January 3, 2016. The Company may prepay, without penalty, in minimum amounts of $1,000,000, the borrowed amounts.

On January 14, 2014 the Company was informed that Tetra House had assigned all of its rights and interests in the Facility Agreement to Conrent Invest, S.A. Safety II (“Safety”), a securitization company established under the Luxembourg Law of 22 March 2004.  Conrent Invest, S.A. Safety II is not a related party.  As of June 30, 2014, the Company had borrowed $10,000,000 of principal and $168,767 of interest had accrued on the Facility Agreement, which amounts are due and payable on January 3, 2016. As of June 30, 2014, the Company had received proceeds totaling $14 million from this loan agreement.

On June 10, 2014 the Company submitted a utilization request under the amended Facility Agreement to Safety requesting the remaining $10,000,000. On August 13, 2014 Safety provided $6,000,000 to the Company.  The balance of $4,000,000 is expected to be funded within 30 days. While the funding of this utilization request is a technical default by Safety under the terms of the Facility Agreement; the Company and Safety are working together to remedy the default. The Company is realizing $2,500 per day and an interest benefit which will offset accumulated interest owed to Safety under the Facility Agreement. Management expects this matter to be resolved within 30 days and the delayed funding will not materially affect operations of the Company.

Summary of All Related-Party Debt
	June 30, 2014	September 30, 2013

Loan from a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on December 30, 2015.	$1,200,000	$-

Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2015.	1,500,000	-

Convertible debenture of $16,700,000 from a significant shareholder with an interest rate of 8% per annum. On September 30, 2013, $16,640,000 plus accrued interest of $936,627 was converted into 3,905,917 shares of common stock and in October 2013, the Company paid $60,000 in cash to pay off the debenture.	-	60,000

Total related-party debt obligations	2,700,000	60,000
Less current portion	-	(60,000)
Long-term debt, net of current portion	$2,700,000	$-

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

Series D Convertible Preferred Stock

The Company has designated 85,000 shares of its stock as Series D Preferred stock (“Series D Preferred stock”).  During the nine months ended June 30, 2014 and 2013, the Company did not issue any additional new shares of Series D Preferred stock. During the nine months ended June 30, 2014, the Company exchanged 207 shares of Series D Preferred stock for 16,907 shares of common stock. Additionally, the Company repurchased 261 shares of Series D Preferred stock for $312,008 during the nine months ended June 30, 2014. As a result of these transactions, there were no shares of Series D Preferred stock outstanding at June 30, 2014.

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

During the nine months ended June 30, 2014 and 2013, the Company issued 1,249 and 148,942 shares of common stock to pay $23,957 and $1,260,858 of accrued dividends on the Series D Preferred stock earned during the nine months ended March 31, 2014 and 2013, respectively.

Convertibility
Each share of Series D Preferred stock may be converted into thirty (30) shares of common stock, commencing 90 days after the date of issue. During the nine months ended June 30, 2014 and 2013, 197 and 48,295 shares of Series D Preferred stock were converted into 16,053 and 1,828,283 shares of common stock, respectively. During fiscal year 2013, the Company entered into an employment agreement with an officer. In addition, the officer and the Company mutually agreed that the conversion of the Series D Preferred shares held by the officer will convert into common stock at a rate of 155% of each share’s original investment; provided that the officer must convert all of his Series D Preferred shares before the next annual shareholder meeting of the Company. As of April 30, 2014, there were no Series D Preferred shares outstanding.

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

Series D Preferred Stock Warrants
As of June 30, 2014, 1,400 warrants to purchase Series D Preferred stock at an exercise price of $500 per share were issued and outstanding. During the nine months ended June 30, 2014, no Series D Preferred stock warrants were issued or exercised.

(20)  COMMON STOCK

Common Stock Issuances

During the nine months ended June 30, 2014, the Company issued the following shares of common stock: 16,053 shares upon the conversion of 197 shares of Series D Preferred stock, 979 shares to pay $18,854 of accrued dividends on Series D Preferred stock, 1,933 shares for Board of Director fees, 5,384 shares upon the exercise of options and warrants for total cash proceeds of $8,000, and 236,469 shares in connection with the acquisition of GPS Global Tracking & Surveillance System Ltd.

Subsequent to June 30, 2014, the Company issued 2,646 shares of common stock to members of the Board of Directors, 8,787 shares to employees for services rendered under the 2012 employee stock compensation plan, and 3 shares of common stock as payment for preferred Series D dividends (See note 24).

(21)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”).  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the nine months ended June 30, 2014 and 2013, respectively, no options were issued under this 2012 Plan.  As of June 30, 2014, 53,444 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted warrants to purchase 30,132 and 129,649 shares of common stock during the nine months ended June 30, 2014 and 2013, respectively.  These warrants vested immediately and expire two years from grant date.  The Company recorded $323,924 and $399,751 of expense for the nine months ended June 30, 2014 and 2013, respectively, related to the issuance and vesting of all stock options and warrants.

The option and warrant grants for nine months ended June 30, 2014 and 2013 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2014	2013
Expected cash dividend yield	-	-
Expected stock price volatility	77%	108%
Risk-free interest rate	0.12%	0.15%
Expected life of options/warrants	2 years	2 years

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

A summary of stock option activity for the nine months ended June 30, 2014 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	427,965	$16.12
Granted	30,132	$19.29
Expired / Cancelled	(9,317)	$-
Exercised	(46,103)	$15.69
Outstanding as of June 30, 2014	402,677	$16.00	.74 years	$588,647
Exercisable as of June 30, 2014	402,677	$16.00	.74 years	$588,647

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $18.75 at June 30, 2014.

(22)  CHANGES IN EQUITY

A summary of the composition of equity of the Company as of June 30, 2014, and the changes during the nine months then ended is presented in the following table:

Total Equity
Balance at September 30, 2013	$23,963,342
Issuance of common stock for:
Dividends from Series D Preferred stock	23,957
Acquisition	4,500,000
Employee Compensation	120,000
Board of Director Fees	82,500
Exercise options	8,000
Issuance of warrants for Board of Director Fees	169,585
Series D Preferred dividends	(14,585)
Redemption of Series D Preferred stock	(312,008)
Accumulated other comprehensive income	(93,429)
Vesting of stock options and warrants	154,339
Net loss	(5,379,030)
Balance at June 30, 2014	$23,222,671

(23)  COMMITMENTS AND CONTINGENCIES

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

(24)  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to June 30, 2014, the following events occurred:

1)	2,646 shares of common stock were issued to five members of the Board of Directors for services.
2)	8,787 shares of common stock were issued to employees for services rendered under the 2012 stock compensation plan.
3)	Three shares of common stock were issued as payment for a preferred Series D dividend payment.
4)	The Company entered into a lease for a new office location.
5)	Related party notes payable in the amount of $1.5 million and $1.2 million were extended through November 19, 2015 and December 30, 2014, respectively.
6)
On July 2, 2014 the Company purchased, through its subsidiary Emerge Monitoring II, LLC, the remaining 35 percent equity interest of Integrated Monitoring Systems LLC a Colorado limited liability company (“IMS”). The purchase price was $350,000 paid to Future Technology Partners, LLC. The Company now controls 100 percent of IMS.

7)	On August 8, 2014, cash proceeds of $1,488,788 held as a bond by an international customer were returned to the Company.
8)
On June 10, 2014 the Company submitted a utilization request under the amended Facility Agreement to Safety requesting the remaining $10,000,000. On August 13, 2014 Safety provided $6,000,000 to the Company. The balance of $4,000,000 is expected to be funded within 30 days. While the funding of this utilization request is a technical default by Safety under the terms of the Facility Agreement; the Company and Safety are working together to remedy the default. The Company is realizing $2,500 per day and an interest benefit which will offset accumulated interest owed to Safety under the Facility Agreement. Management expects this matter to be resolved within 30 days and the delayed funding will not materially affect operations of the Company.

9)
On August 6, 2014 the Company’s subsidiary, SecureAlert Chile SpA (“SecureAlert-Chile”) was notified by  Gendarmeria de Chile (the Republic of Chile’s uniformed prison service) the contract between the Gendarmeria and SecureAlert-Chile to provide electronic (GPS and residential) monitoring of offenders and other services to the Chilean government will now proceed to the next phase and devices will be installed on offenders.  The Company expects to begin realizing revenue in the first quarter of its next fiscal year.  As referenced in the formal agreement with the Chilean government, filed as an exhibit to Form 8-K filed by the Company on November 20, 2013, the contract will run for a term of 41 months with revenues of up to approximately $70,000,000.  The performance bond posted by SecureAlert-Chile has been extended to provide for the full 41 months of service under the contract and we expect the performance bond to be returned by September 5, 2018.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2013 and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “SecureAlert,” “we,” “our,” “us,” refer to SecureAlert, Inc., a Utah corporation.

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

Our exclusive portfolio of products and services balances the need to dynamically track and monitor offenders with the opportunity to positively encourage and transform offenders, with the aim of reducing recidivism rates through our proprietary projects, programs and initiatives.

We will continue to innovate, acquire, develop and deploy adaptive, cost-effective and reliable interactive technologies, which meet the ever-changing needs of our global clients, while providing value-driven and enhanced public safety services.  Our goal is to continue to manufacture proprietary technologies, including our RADAR alcohol monitoring device acquired with Emerge, while also procuring complementary technologies through companies such as Alcohol Monitoring Services and 3M’s MEMS Alcohol Monitoring and TRaCE Inmate Tracking Products.

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

Results of Operations

Continuing Operations - Three months ended June 30, 2014, compared to three months ended June 30, 2013

Revenues

For the three months ended June 30, 2014, the Company recognized revenues from operations of $3,150,821, compared to $2,685,214 for the three months ended June 30, 2013, an increase of $465,607 (17%).  Of these revenues, $2,976,894 and $2,520,185, respectively, were from monitoring and other related services, an increase of $456,709 (18%).  The increase was largely due the addition of revenues generated by the Company’s newly acquired subsidiary, Emerge Monitoring, Inc.  For the three months ended June 30, 2014, international revenue was $726,392, compared to $797,584 for the three months ended June 30, 2013, a decrease of $71,192 (9%); the decrease in total revenue was due to the completion of a contract with an international customer.

Product revenues increased $8,898 (5%) from $165,029 for the three months ended June 30, 2013, to $173,927 for the three months ended June 30, 2014. The increase in product revenues was due mainly to revenues generated by a new subsidiary acquired during the three months ended June 30, 2014.

Cost of Revenues

During the three months ended June 30, 2014, cost of revenues totaled $1,538,460 compared to cost of revenues during the three months ended June 30, 2013 of $1,595,651, a decrease of $57,191.  The decrease in cost of revenues was largely the result of decreases in communication costs.

Depreciation for the three months ended June 30, 2014 and 2013 totaled $191,823 and $343,835, respectively. Depreciation costs are based on a three-year useful life for TrackerPAL™ and ReliAlert™® devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three years.  The Company believes this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

The Company expects the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to economies of scale realized through projected increases in revenues, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Gross Profit and Margin

During the three months ended June 30, 2014, gross profit totaled $1,612,361, or 51% of net revenues compared to $1,089,563, or 41% of net revenues during the three months ended June 30, 2013.

Research and Development Expenses

During the three months ended June 30, 2014, research and development expenses totaled $460,729 compared to research and development expenses for the three months ended June 30, 2013 totaling $269,072, an increase of $191,657.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services including the development of new  electronic monitoring devices and other research and development costs incurred by a new subsidiary acquired during the three months ended June 30, 2014.

Selling, General and Administrative Expenses

During the three months ended June 30, 2014, selling, general and administrative expenses totaled $3,611,797 compared to $2,075,796 for the three months ended June 30, 2013.  The increase of $1,536,001 primarily resulted from increases in legal, consulting and other outside services expenses ($341,907), in connection with preliminary work and preparation for a large international contract and for other expenses related to the acquisition of two new subsidiaries during the three months ended June 30, 2014. Additional increases in selling general and administrative costs resulted from increases in payroll and payroll related expenses ($207,013), travel expenses ($58,511), and operating expenses ($989,053) of the Company’s new Chilean, Israeli and U.S. subsidiaries which were not a part of the consolidated entity at June 30, 2013.

Other Income and Expense

For the three months ended June 30, 2014, interest expense was $181,266 compared to $2,737,220 for the three months ended June 30, 2013. This decrease in interest expense resulted primarily from a reduction in convertible debentures and the acceleration of certain debt conversion features into common stock. For the three months ended June 30, 2014, other expense was $5,542, compared to $80,298 for the three months ended June 30, 2013.  This increase in other expense resulted primarily from a settlement agreement.

Net Loss

The Company had a net loss from continuing operations for the three months ended June 30, 2014 totaling $2,802,427 compared to a net loss of $4,132,763 for the three months ended June 30, 2013, a decrease of  $1,330,336.  This decrease in the net loss is a result of a large decrease in interest expense offset by increases in operating and research and development expenses.

Continuing Operations - Nine months ended June 30, 2014, compared to nine months ended June 30, 2013

Revenues

For the nine months ended June 30, 2014, the Company had revenues from operations of $8,265,904 compared to $13,081,610 for the nine months ended June 30, 2013, a decrease of $4,815,706 (37%).  Of these revenues, $7,880,441 and $12,617,534 were from monitoring and other related services, a decrease of $4,737,093 (38%); this decrease resulted primarily from the completion of a contract with an international customer.  Product revenues decreased $78,613 (17%) from $464,076 for the nine months ended June 30, 2013 to $385,463 for the nine months ended June 30, 2014.

Cost of Revenues

During the nine months ended June 30, 2014, cost of revenues totaled $4,031,056 compared to cost of revenues during the nine months ended June 30, 2013 of $6,617,239, a decrease of $2,586,183.

We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to economies of scale realized through projected increases in revenues, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Gross Profit and Margin

During the nine months ended June 30, 2014, gross profit totaled $4,234,848, or 51% of net revenues, compared to $6,464,371, or 49% of net revenues during the nine months ended June 30, 2013.

Research and Development Expenses

During the nine months ended June 30, 2014, research and development expenses totaled $1,153,474 compared to research and development expenses for the nine months ended June 30, 2013 totaling $668,269.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services including the development of new  electronic monitoring devices and other research and development costs incurred by a new subsidiary acquired during the nine months ended June 30, 2014.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2014, selling, general and administrative expenses totaled $8,347,220 compared to $6,238,783 for the nine months ended June 30, 2013.  The increase of $2,108,437 is primarily the result of increases in legal, consulting and other outside services expenses ($630,057), in connection with preliminary work and preparation for a large international contract and for purchase expenses related to the acquisition of two new subsidiaries during the three months ended June 30, 2014. Additional increases in selling general and administrative costs resulted from increases in travel expenses ($319,933), and operating expenses ($1,592,223) of the Company’s new Chilean, Israeli and U.S.  subsidiaries which were not a part of the consolidated entity at June 30, 2013. These increases were offset by a decrease in payroll and payroll related expenses ($338,455) during the nine months ended June 30, 2014.

Other Income and Expense

For the nine months ended June 30, 2014, net interest expense was $528,445 compared to $5,939,171 for the nine months ended June 30, 2013.  This decrease in interest expense resulted primarily from a reduction in convertible debentures and the acceleration of certain debt conversion features into common stock.   For the nine months ended June 30, 2014, other income was $619,238 compared to other expense of $241,797 for the nine months ended June 30, 2013.  This increase in other income resulted primarily from a settlement agreement

Net Loss

The Company had a net loss from continuing operations for the nine months ended June 30, 2014 totaling $5,379,030 compared to a net loss of $6,194,027 for the nine months ended June 30, 2013.  This decrease in the net loss is a result of a large decrease in interest expense offset by increases in operating and research and development expenses.

Discontinued Operations - Nine months ended June 30, 2014, compared to Nine months ended June 30, 2013

Effective January 1, 2013, the Company also sold to the former principal of the wholly owned subsidiary, Court Programs, Inc., all of the issued and outstanding capital stock of Court Programs, Inc. and its affiliated entities to the former principal of Court Programs, Inc. Because these entities were a component of the consolidated entity, this sale requires discontinued operations reporting treatment of their operations.

A summary of the operating results of discontinued operations for the nine months ended June 30, 2014 and 2013 is as follows:

	June 30,	June 30,
	2014	2013
Revenues	$-	$477,298
Cost of revenues	-	(163,487)
Gross profit	-	313,811
Selling, general and administrative	-	(319,976)
Loss from operations	-	(6,165)
Other expense	-	(295)
Net loss from discontinued operations	$-	$(6,460)

Liquidity and Capital Resources

The Company is unable to finance our business solely from cash flows from operating activities. During the nine months ended June 30, 2014, it supplemented cash flows to finance the business from borrowings under a credit facility and from the sale and issuance of debt and equity securities, providing net cash proceeds from financing activities of $14,762,400.

As of June 30, 2014, the Company had unrestricted cash of $1,729,796 and a working capital surplus of $2,483,410, compared to unrestricted cash of $3,382,428 and a working capital surplus of $6,836,442 as of September 30, 2013.  For the nine months ended June 30, 2014, operating activities used cash of $3,391,557 compared to $1,438,750 of cash provided in operating activities for the nine months ended June 30, 2013.

The Company used cash of $12,930,046 for investing activities during the nine months ended June 30, 2014, compared to $523,121 of cash used in investing activities in the nine months ended June 30, 2013.

Financing activities for the nine months ended June 30, 2014, provided cash of $14,762,400, compared to $2,512,112 for the nine months ended June 30, 2013. For the nine months ended June 30, 2014, the Company received proceeds of $2,700,000 from a significant shareholder under a promissory note and $14,060,000 from net borrowings under a Facility Agreement.  Cash provided by financing activities was used to support operating activities.

Cash flow from discontinued operations for the nine months ended June 30, 2014, provided no cash, compared to $145,190 for the nine months ended June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The business extends to several countries outside the United States, and we intend to continue to expand our foreign operations.  As a result, our revenues and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  We had $2,229,964 and $7,653,637 in revenues from sources outside the United States for the nine months ended June 30, 2014 and 2013, respectively.  Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $4,232 and $62,391 during the nine months ended June 30, 2014 and 2013, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2014, we sold the following equity securities without registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and rules and regulations promulgated under the Securities Act.

Common Stock

We issued the following shares of common stock: 16,907 shares upon the conversion of 207 shares of Series D Preferred stock, 1,249 shares to pay $23,957 of accrued dividends on Series D Preferred stock, 4,364 shares to directors for Board of Director fees, 8,123 shares upon the exercise of options and warrants for total cash proceeds of $8,000, 236,469 shares in connection with the acquisition of GPS Global Tracking & Surveillance System Ltd., and 6,556 shares of common stock as compensation to employees.

Subsequent to June 30, 2014, we issued 2,646 shares of common stock to directors for Board of Director fees, 8,787 shares of common stock as compensation to employees, and three shares of common stock as a payment for a preferred Series D dividend payment.

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).
3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).
3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011)
3(i)(14)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed April 11, 2013 (previously filed as Exhibit on Form 10-Q filed May 15, 2013).
3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).
3(iii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).
4.01	2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011).
10.01	1997 Stock Incentive Plan of the Company, (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).
10.02	Membership Unit Purchase Agreement by and between Future Technology Partners, LLC and Emerge Monitoring II, LLC, dated January 2, 2014
31(i)	Certification of Member of Executive Committee under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SecureAlert, Inc.

Date: August 14, 2014	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee (Acting Principal Executive Officer)

Date: August 14, 2014	By:	/s/ John R. Merrill
John R. Merrill, Chief Financial Officer (Principal Accounting Officer)