Form 10-K
period 2014-09-30
SecureAlert, Inc.
filed 2014-12-18
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number: 000-23153

SECUREALERT, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0543981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 S. Main, Suite 700, Salt Lake City, Utah, 84111
(Address of principal executive offices, Zip Code)

(801) 451-6141
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]   No [X]

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

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price on March 28, 2014 was $68,983,528 million. As of December 12, 2014, there were 10,131,629 shares of common stock issued and outstanding.

-i-

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate.  Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to the factors discussed under the section of this Annual Report entitled “Risk Factors.”

PART I

ITEM 1. BUSINESS

SecureAlert, Inc. dba Track Group was incorporated in 1995 as a Utah corporation. Our principal place of business is located at 405 South Main Street, Suite 700, Salt Lake City, Utah, 84111. Our telephone number is (801) 451-6141. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 (“Common Stock”), is currently listed for quotation on the OTCQB marketplace (“OTCQB”) under the symbol SCRA.  Unless specified otherwise, as used in this Form 10-K, “we,” “us,” “our,” “SecureAlert”, “Track Group” or the “Company” refer to SecureAlert, Inc. and its subsidiaries.

Overview

The Company markets and deploys offender management programs, combining patented GPS tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We currently deliver the only offender management technology that effectively integrates GPS, Radio Frequency (“RF”) and an interactive 3-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison.”  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

Our flagship product line, ReliAlert, Shadow, and R.A.D.A.R., consists of devices and services customizable to provide secure reintegration solutions for various offender types, including domestic abusers, sexual predators, gang members, pre-trial defendants, alcohol abusers, or juvenile offenders. Our proprietary software, device firmware and processes accommodate agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions. Our devices are intelligent devices with integrated computer circuitry.  They are constructed from case-hardened materials and are designed to promptly notify intervention monitoring centers of attempts to breach applicable electronic supervision terms or to remove or otherwise tamper with device elements. They are securely attached around an offender’s ankle with a tamper resistant strap (steel cabling with optic fiber).  We also have a unique patented, dual-steel banded SecureCuff for high risk or high flight risk offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, “Mobile911”, “Mobile911 Siren with 2-Way Voice Communication & Design”, “ActiveTrace,” “MobilePAL,” “HomePAL,” “HomeAware,” “PAL Services,” “TrackerPAL,” “ReliAlert,” “SecureAlert,” “SecureCuff,” “TrueDetect,” “Track Group,” “R.A.D.A.R.,” and the stylized “SecureAlert” logo.  Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners.

Recent Developments

Contract with the Gendarmeria de Chile

On November 15, 2013, we entered into a 41-month agreement with the Gendarmeria de Chile (the Republic of Chile’s uniformed prison service) to provide GPS and residential electronic monitoring of offenders and other services to the Chilean government. The agreement required us to post a performance bond of $3,382,082 and anticipates that we will put into service up to 9,400 GPS electronic monitoring devices over the contract term. In addition, we agreed to design and construct a real-time monitoring and data center to be staffed by Chilean government employees and to train the monitoring center personnel. The maximum sum to be paid for the services provided by us under the agreement is approximately $70,000,000, at current exchange rates. Subsequent to September 30, 2014, we have deployed approximately 500 devices to date. An additional 4,500 individuals have been approved to utilize our devices by the Chilean government. We are working with the Chilean government on additional deployments and continuation of the project.

Facility Agreement with Tetra House Pte. Ltd.

On January 3, 2014, we entered into an unsecured Facility Agreement with Tetra House Pte. Ltd., a related-party entity, controlled by our Chairman, Guy Dubois.  Under this agreement, we may borrow up to $25,000,000 for working capital and acquisitions purposes. The loan bears interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. In addition, we agreed to pay Tetra House an arrangement fee equal to 3% of the aggregate maximum amount under the loan. On January 14, 2014 Tetra House assigned the Facility Agreement to Conrent Invest S.A.  Since January 3, 2014, we have borrowed $25,000,000 under the Facility Agreement. The borrowed funds have been used for acquisitions and for general corporate purposes.

Acquisition of GPS Global Tracking and Surveillance System Ltd.

Effective April 1, 2014, we acquired all of the issued and outstanding equity of GPS Global Tracking and Surveillance System Ltd., an Israeli corporation (“GPS Global”), for a total purchase price of approximately $7.8 million (the “GPS Global Acquisition”), under the terms and conditions set forth in the Share Purchase Agreement (the “GPS Global Purchase Agreement”) by and between the Company and Eli Sabag, the sole shareholder of GPS Global (the “Seller”). In accordance with the GPS Global Purchase Agreement, approximately $1.9 million was paid at the closing of the GPS Global Acquisition in a combination of cash and 84,078 shares of Common Stock. An additional $2.9 million was paid on October 1, 2014 by the issuance of 152,391 shares of Common Stock. The remaining $3.0 million is payable by the issuance of an aggregate total of 157,646 shares of Common Stock upon the achievement of certain performance milestones.

Acquisition of Emerge Monitoring, Inc. and Subsidiaries

On June 2, 2014, we entered into a Stock Purchase Agreement (the “Emerge Purchase Agreement”) to purchase from BFC Surety Group, Inc., (“BFC”), all of the issued and outstanding shares and equity interests of Emerge Monitoring, Inc., a Florida corporation (“Emerge”), for $7,360,000, which amount was paid in cash to BFC at closing (the “Emerge Acquisition”). Emerge is the direct owner of all of the issued and outstanding equity interests of Emerge Monitoring II, LLC, a Florida limited liability company and wholly-owned subsidiary of Emerge (“Emerge LLC”), and a majority of the equity interest of Integrated Monitoring Systems, LLC, a Colorado limited liability company and subsidiary of Emerge LLC (“Integrated Monitoring Systems”) (Emerge, Emerge LLC and Integrated Monitoring Systems collectively referred to as the “Emerge Entities”). During the year ended September 30, 2014, the Company also purchased the remaining 35% minority equity interest of Integrated Monitoring Systems, LLC for $350,000.

Acquisition of G2 Research Ltd.

On November 26, 2014, the Company entered into a Share Purchase Agreement (the “G2 Agreement”) to purchase from the existing shareholders (the “Shareholders”) of G2 Research Limited (“G2”) all issued and outstanding shares and equity interests of G2 (collectively the “Shares”) for an aggregate purchase price of up to CAD$4.6 million (the “G2 Acquisition”), of which CAD$2.0 million was paid in cash to the Shareholders at closing.

See Note 3, “Acquisitions” in the notes to our Consolidated Financial Statements for further descriptions of the GPS Global Acquisition and the Emerge Acquisition, and Note 14, “Subsequent Events” in the notes to our Consolidated Financial Statements for a further description of the G2 Acquisition.

Our Products and Services

Our monitoring and intervention centers act as an important link between offenders and their supervising officers. Track Group intervention specialists initiate contact at the direction of the supervising agency or when an offender violates any established restriction or protocol. The monitoring that is enabled by our state-of-the-art devices, which give us the unique ability to conduct live, three-way voice communication with monitored individuals and officers, provides the situational context that is the basis for behavior management and modification. And, if necessary, it allows us to provide interaction details to law enforcement officers, giving them greater insights prior to intervention.

ReliAlert, Shadow and R.A.D.A.R.

Our ReliAlert, Shadow and R.A.D.A.R. devices are designed in the United States, Israel, and China. The devices are manufactured in China and include a portfolio of products, e-Arrest Beacons and monitoring services designed to create “Jails without Walls,” while re-socializing offender populations and providing alcohol monitoring.  The products and services are customizable by offender types (e.g., domestic abusers, sexual predators, alcohol abusers, gang members, pre-trial defendants, or juvenile offenders) and offer practical solutions and options for the reintegration and effective re-socialization of select offenders safely back into society.  Additionally, our proprietary software and device firmware support the dynamic accommodation of agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions.  Our technologies are designed for domestic or international, federal, state and local agencies to provide location tracking of designated individuals within the criminal justice system and throughout a restricted geography.

Our GPS tracking devices are securely attached around the offender’s ankle with a tamper resistant strap (steel cabling with optic fiber) that can be adjusted or removed without detection only by a supervising officer, and which is activated through services provided by our Track Group Monitoring Center (or other agency-based monitoring centers).  During fiscal year 2011, we also deployed an upgraded, patented, dual-steel banded SecureCuff strap for “at-risk” offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision, provided through both hardware and monitoring services.  Our monitoring and intervention centers act as an important link between the offender and the supervising officer, as intervention specialists persistently track and monitor the offender, initiating contact at the direction of the supervising agency and/or when the offender is in violation of any established restrictions or protocols.  The ReliAlert and Shadow units are intelligent devices with integrated computer circuitry and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing.

Our alcohol monitoring device (R.A.D.A.R.) is a comprehensive alcohol offender supervision and monitoring system with a fuel-cell based, breath-alcohol testing system that incorporates a number of safeguards to prevent tampering and provides accurate, actionable, and alcohol alerts. All breath-alcohol tests are time stamped and include a GPS fix. The web-enabled Track Group monitoring center assures testing compliance.

Our Strategy

Our global growth strategy is to continue to expand offerings that empower professionals in security, law enforcement, corrections and rehabilitation organizations worldwide with single-sourced offender management solutions that integrate reliable intervention technologies to support re-socialization and monitoring initiatives.  To accomplish this objective, we are implementing a growing portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services.  These include GPS, RF, predictive analytics, drug and alcohol testing for defendants and offenders as well other individuals and assets in the corrections, law enforcement and rehabilitation arena.

In addition, our product and service offerings will expand upon our exception-based reporting, analytical capabilities and behavioral-monitoring knowledge. These customizable solutions will be available through Web portals and mobile device platforms, in addition to traditional desktops, to leverage our real-time monitoring data, best-practice monitoring, interaction protocols and analytics capabilities. Customer insights will be increased further by aggregating real-time data from additional monitoring device types and technologies, regardless of manufacturer, as well as other critical data sources.

In summary, we are committed to delivering a superior proprietary and non-proprietary portfolio of reliable, intervention monitoring products and services for the global offender management marketplace. We will continue to work with agencies to increase public safety and officer productivity, mitigate budgetary constraints through cost-effective monitoring alternatives, increase early-release compliance and improve monitoring program success rates, all while offering defendants and offenders opportunities for accountable freedom and an alternative to incarceration.

Marketing

Our strategic purpose is to produce or acquire, and globally deploy leading edge tracking technology, monitoring and analytic services in the criminal justice and corrections arenas.  In addition to the recent acquisitions, we worked to meet this objective by improved research and development and expanding sales and marketing activities domestically and internationally through the addition of sales resources and increased marketing efforts such as trade show participation during fiscal years 2014.  As in past years, new account acquisition was aided by the lack of public funding for law enforcement and corrections agencies, the need to reduce jail operating and expansion expenses, and a desire for greater control of monitoring of high risk and high flight risk device wearers.  Also, the view continues to widen that society needs to look at alternative ways of sentencing offenders, as well as keeping track of certain types of offenders, such as those convicted of sexual, domestic violence, or alcohol offenses that have been released from custody.  Several countries, including the United States, began or continued the process of evaluating sentencing laws that would release sentenced felons to GPS monitoring after partially serving their incarceration sentences. We foresee that these views and the harsh economic and funding realities will continue to fuel wider implementation of electronic monitoring programs globally, increasing demand for our products and services. Our products’ unique and patented functionality make us a good match for these opportunities.

In October, the Company rebranded itself as Track Group.  With the adoption of its new operating name and rebranded website http://www.trackgrp.com, the Company believes that the new brand identity will unite our recent acquisitions into a single brand that will reflect our innovative technologies, tracking capabilities, real time data, best practice monitoring and tracking analytics.

Research and Development Program

During the fiscal year ended September 30, 2014, we expended $1,605,662 on research and development, compared to research and development expenditures of $987,934 in the fiscal year ended September 30, 2013. These costs of $1,605,662 were to further develop our portfolio of products and services, as well as other research and development costs incurred by a new subsidiary acquired during fiscal year 2014.

Competition

During fiscal year 2014, as in past years, we continued to encounter electronic offender monitoring competition from traditional competitors and certain new entrants into the United States market.  Traditional competition includes:

●
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

●
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

●
3M Electronic Monitoring, Odessa, Florida (purchased and consolidated Attenti Group, (ElmoTech and ProTech) in 2011) – This company has satellite tracking software technology that operates in conjunction with GPS and wireless communication networks.

●
Satellite Tracking of People, LLC, Houston, Texas – This company provides a broad line of GPS tracking systems and services to government agencies. Satellite Tracking of People, LLC was purchased by Securus Technologies, Inc. in December of 2013.

●
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

●
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

●
Corrisoft, LLC, Lexington, Kentucky – This company produces offerings for the monitoring of low and medium risk offenders, and distributes other companies’ products for higher risk offenders.  They have announced that they will be developing additional products for the monitoring of all offender types. Corrisoft, LLC acquired iSECUREtrac Corp in December 2013.

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

Dependence on Major Customers

We had sales to entities which represent more than ten percent of gross revenues as follows for the years ended September 30. Except as indicated below, no other customer represented more than ten percent of total revenues for the fiscal years ended September 30, 2014 or 2013.

	2014	%	2013	%

Customer A	$-	0%	$5,252,960	33%

Customer B	$1,501,940	12%	$1,622,327	10%

Customer C	$1,431,854	12%	$1,514,581	9%

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2014 and 2013, respectively, are shown in the table below:

	2014	%	2013	%

Customer A	$-	0%	$892,897	24%

Customer B	$499,040	13%	$732,163	20%

Customer C	$419,523	11%	$887,233	24%

Dependence on Major Suppliers

We purchase cellular services from several suppliers. The cost to us for these services during the fiscal years ended September 30, 2014 and 2013 was approximately $897,386 and $964,354, respectively. The 7% decrease in cellular service expense in 2014 compared to 2013 resulted from utilizing different service providers who offered similar service with more favorable rates.

Product Returns

During fiscal year 2014, we made improvements to our GPS tracking devices as well as internal processes to improve product reliability and reduce product returns. These improvements include the following:

●	We refined our assembly and inspection processes (outgoing and incoming inspections) to ensure continued quality improvements.

●
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

●
We cross-trained technical support staff and returns analysis staff to enable them to have improved visibility of the customer experience.  This has helped our staff to quickly and correctly diagnose issues in the field.

Intellectual Property

Trademarks.  We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own six trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada. We may file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations and applications:

Trademark	Application Number	Registration Number	Status/ Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013,886	2,595,328	Registered
PAL Services®	78/514,514	3,100,192	Registered
TrackerPAL®	78/843,035	3,345,878	Registered
Mobile911®	78/851,384	3,212,937	Registered
TrackerPAL®	CA 1,315,487	749,417	Registered
TrackerPAL®	MX 805,365	960954	Registered
Foresight®	77/137/822	3481509	Registered
ReliAlert™	85/238,049	4200738	Registered
HomeAware™	85/238,064	4111064	Registered
SecureCuff™	85/238,058	4271621	Registered
TrueDetect™	85/237,202	4365120	Registered
SecureAlert™	86/031,550	4623370	Registered

Patents. We have 15 patents issued and two patents pending in the United States.  At foreign patent office’s we have four patents issued and 11 patents pending.  We are also preparing patents that will be filed in other countries in the coming year.

The following tables summarize information regarding our patents and patent applications.  There is no assurance given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

Domestic Patents	Application#	Date Filed	Patent#	Issued	Status

Emergency Phone for Automatically Summoning Multiple Emergency Response Services	09/173645	16-Oct-98	6226510	1-May-01	Issued
Combination Emergency Phone and Personal Audio Device	09/185191	3-Nov-98	6285867	4-Sep-01	Issued
Panic Button Phone	09/044497	19-Mar-98	6044257	28-Mar-00	Issued
Interference Structure for Emergency Response System Wristwatch	09/651523	29-Aug-00	6366538	2-Apr-02	Issued
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08	Issued
Remote Tracking System and Device With Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09	Issued
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10	Issued
Remote Tracking and Communication Device	12/028088	8-Feb-08	7804412	28-Sep-10	Issued
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11	Issued
Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11	Issued
Remote Tracking and Communication Device	12/875988	3-Sep-10	8031077	4-Oct-11	Issued
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818,453	18-Jun-10	8514070	20-Aug-13	Issued
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12	Issued
Emergency Phone with Single-Button Activation	11/174191	30-Jun-05	7251471	31-Jul-07	Issued
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14	Issued
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323,831	03-Jul-14	--	--	Pending
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/307,260	17-Jul-14	--	--	Pending

International Patents	Application#	Date Filed	Patent#	Issued	Status

A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	9716860.3	6-Oct-10	2260482	1/9/2013	Issued
Remote Tracking and Communication Device - Mexico	MX/a/2008/1932	4-Aug-06	278405	24-Aug-10	Issued
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/001932	2-Sep-10	306920	1/22/2013	Issued
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	-	-	Pending
Remote Tracking and Communication Device - EPO	6836098.1	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Brazil	PI0614742.9	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Canada	2617923	4-Aug-06	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - EPO	7812596	3-Jul-07	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - Brazil	PI0714367.2	3-Jul-07	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - EPO	10 009 091.9	1-Sep-10	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Brazil	PI11001593	28-Feb-11	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	14-Sep-14	Issued
Secure Strap Mounting System For an Offender Tracking Device - Canada	2732654	23-Feb-11	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Brazil	PI0909172-6	1-Sep-10	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Mexico - DIV	MX/a/2013/12524	25-Oct-13	-	-	Pending

Trade Secrets.  We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Seasonality

Given the consistency in recurring domestic monitoring revenues by customer throughout 2014, we detected no apparent seasonality in our business.  However, as in previous years, incremental domestic deployment opportunities slowdown in the months of July and August.  We believe that this is due to the unavailability of judicial and corrections officials, who observe a traditional vacation season during this period.

Employees

As of December 2, 2014, we had 206 full-time employees and four part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and management believes that relations with employees are good.

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

Item 1A.    Risk Factors

Our business is subject to significant risks. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our financial statements and related notes, before you decide to invest in our Common Stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our Common Stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business, Operations and Industry

We face risks related to our substantial indebtedness.

As of September 30, 2014, we had $31,978,525 of indebtedness outstanding, which could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments.

Our high degree of leverage could have adverse consequences to us, including:

●	making it more difficult for us to make payments on our debt;

●	increasing our vulnerability to general economic and industry conditions;

●
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

●	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

There is no certainty that the market will accept our products and services.

Our targeted markets may be slow to or may never accept our products or services.  Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that those products are a preferable alternative to other available methods of tracking or incarceration.  In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside our control.  No assurance can be given that key decision-makers will accept our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity difficulties and might be required to dispose of material assets or operations to meet our debt service and other obligations.  We may not be able to consummate those dispositions or the proceeds that we realize from them may not be adequate to meet any debt service obligations then due.

Budgetary issues faced by government agencies could adversely impact our future revenue.

Our revenues are primarily derived from contracts with state, local and county government agencies in the United States and governments of Caribbean and Latin American nations.  Many of these government agencies are experiencing budget deficits and may continue to do so.  As a result, the amount spent by our current clients on equipment and services that we supply may be reduced or grow at rates slower than anticipated and it may be more difficult to attract additional government clients.  Furthermore, the industry has experienced a general decline in average daily lease rates for GPS tracking devices.  As a result of these factors, our ability to maintain or increase our revenues may be negatively affected.

Certain individuals and groups own or control a significant number of our outstanding shares.

Certain groups or persons beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other shareholders.  Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We do not have a chief executive officer and we are dependent upon the services of our senior management team; the failure to attract and retain such individuals could adversely affect our operations.

We are dependent on the services, abilities and experience of our executive officers. The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.  We do not currently have a chief executive officer.  In October 2012, the Board of Directors established an Executive Committee and transferred the executive function to this committee, currently comprised of Guy Dubois and David Boone.  Messrs. Dubois and Boone will continue to execute the responsibilities of the Company’s principal executive officer through the Executive Committee, until our appointment of a new chief executive officer.

We rely on significant suppliers for key products and cellular access.  If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which could adversely affect our results of operations or financial condition.

We have entered into an agreement with two national companies for cellular services. We also rely currently on a single source for the manufacturing of our products.  If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

Our research, development and marketing activities are subject to government regulations. The cost of compliance or the failure to comply with these regulations could adversely affect our business, results of operations and financial condition.

Our products and services are not subject to specific approvals from any governmental agency, although our products using cellular and GPS technologies for use in the United States or internationally must be manufactured in compliance with applicable rules and regulations of specific governmental agencies. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations.  We may be required to comply with regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. If we, our management or our third-party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.

We face intense competition, including competition from entities that are more established and may have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.

Our current and expected markets are rapidly changing. Although we believe our technology has advantages over competing systems, there can be no assurance that those advantages are significant; many of our competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field.  Moreover, competitors may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our products.  There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

We are dependent upon certain customers, the loss of which would adversely affect our results of operations and business condition.

During fiscal year 2014, two of our customers each accounted for more than 10% of total sales.  The loss of either of these customers would have a material adverse effect on our business.

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

We face risks of litigation and regulatory investigation and actions in connection with our operations.

Lawsuits, including regulatory actions, may seek recovery of large, indeterminate amounts or otherwise limit our operations, and their existence and magnitude may remain unknown for substantial periods of time.  Relevant authorities in the markets in which we operate may investigate us in the future. These investigations may result in significant penalties in multiple jurisdictions, and we may become involved in disputes with private parties seeking compensation for damages resulting from the relevant violations. Such substantial legal liability or regulatory action could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and credibility.  In addition, our business activities are subject to various governmental regulations in countries where we operate, which include investment approvals, export regulations, tariffs, antitrust, anti-bribery, intellectual property, consumer and business taxation, foreign trade and exchange controls, and environmental and recycling requirements. These regulations limit, and other new or amended regulations may further limit, our business activities or increase operating costs. In addition, the enforcement of such regulations, including the imposition of fines or surcharges for violation of such regulations, may adversely affect our results of operations, financial condition, cash flows, reputation and credibility.

Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights.

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Our inability to obtain or to maintain patents on our key products could adversely affect our business. We currently own 16 patents and have filed and intend to file additional patent applications with the in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop.  There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The enforcement of patent rights can be uncertain and involve complex legal and factual questions.  The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.  The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

Our success will also depend, in part, on our ability to avoid infringing the patent rights of others.  We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services.  Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities.  If patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology.  If any licenses are required, there is no assurance given that we will be able to obtain any necessary licenses on commercially favorable terms, if at all.  Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.

We also rely on trade secrets laws to protect portions of our technology for which patent protection has not yet been pursued or is not believed to be appropriate or obtainable.  These laws may protect us against the unlawful or unpermitted disclosure of any information of a confidential and proprietary nature, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to vendors or suppliers and customer names and addresses.  We seek to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by entering into confidentiality agreements with employees, collaborative partners, consultants and certain contractors.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

We conduct business internationally with a variety of sovereign governments.

Our business is subject to a variety of regulations and political interests that could affect the timing of payment for services and the duration of our contracts. We face the risk of systems interruptions and capacity constraints, possibly resulting in adverse publicity, revenue loss and erosion of customer trust. The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. In addition, because our customers in these foreign jurisdictions are sovereign governments or governmental departments or agencies, it may be difficult for us to enforce our agreements with them in the event of a breach of those agreements, including, for example, the failure to pay for our services or to complete projects that we have commenced.

We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, computer bugs or viruses or hardware failures.

Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services.  Historically, we have experienced temporary interruptions of telecommunications or power outages which were promptly mitigated.  Such instances may result in loss of customer accounts or similar problems if they occur in the future.  We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our services to permit us to upgrade and expand our systems effectively or to integrate smoothly and newly developed or purchased modules with our existing systems.

Risks Related to our Recent Acquisitions

The success of our business depends on achieving our strategic objectives, including through acquisitions, dispositions and restructurings.

Our acquisitions, as well as potential restructuring actions, may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction.

We may not be able to grow successfully through the Acquisitions or through future acquisitions, we may not successfully manage future growth, and we may not be able to effectively integrate businesses that we may acquire.

We plan to continue to grow through strategic acquisitions of other businesses.  In order to complete acquisitions, we would expect to require additional debt and/or equity financing, which could increase our interest expense, leverage, and increase the number of shares outstanding.  Businesses that we acquire may not perform as expected. Future revenues, profits and cash flows of an acquired business may not materialize due to the failure or inability to capture expected synergies, increased competition, regulatory issues, changes in market conditions, or other factors beyond our control. In addition, we may not be successful in integrating these acquisitions into our existing operations. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.  Additional risks related to acquisitions include, but are not limited to:

●	the potential disruption of our existing business;

●	entering new markets or industries in which we have limited prior experience;

●
difficulties integrating and retaining key management, sales, research and development, production and other personnel or diversion of management attention from ongoing business concerns to integration matters;

●	difficulties integrating or expanding information technology systems and other business processes or administrative infrastructures to accommodate the acquired businesses;

●	complexities associated with managing the combined businesses and consolidating multiple physical locations;

●	risks associated with integrating financial reporting and internal control systems; and

●
whether any necessary additional debt or equity financing will be available on terms acceptable to us, or at all, and the impact of such financing on our operating performance and results of operations.

We are exposed to fluctuations in currency exchange rates.

We are exposed to currency exchange fluctuations in other currencies.  Moreover, a portion of our expenses in Israel and Chile are paid in foreign currencies, which subjects us to the risks of foreign currency fluctuations.

The dollar cost of our operations internationally could increase to the extent of increases or decreases in the rate of inflation or devaluation in relation to the dollar, which may harm our results of operations.

The dollar cost of our international operations is expected to be influenced by any increase in inflation or is not offset by the devaluation of the local currency in relation to the dollar. As a result, we are exposed to the risk that foreign currencies will appreciate in relation to the dollar. We cannot predict whether the foreign currencies will appreciate or depreciate against the dollar in the future.

International political, economic and military instability may impede our ability to execute our plan of operations.

Political, economic and military conditions internationally may affect our business, we cannot predict whether or in what manner these problems may occur. Acts of random terrorism periodically occur which could affect our operations or personnel.  Ongoing or revived hostilities or other factors could harm our operations and research and development process and could impede our ability to execute our plan of operations. Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products.  In addition, our business insurance may not cover losses that may occur as a result of events associated with the security situation. Any losses or damages incurred by us could have a material adverse effect on our business and financial condition.

Our Israeli operations may be disrupted by the obligations of personnel to perform military service.

In connection with the GPS Acquisition, we now have eight full-time employees and three independent contractors based in Israel.  This number may increase in the future as we relocate additional research and development activity to our Israeli operations.  Our employees in Israel may be called upon to perform up to 36 days (and in some cases more) of annual military reserve duty until they reach the age of 45 (and in some cases, up to age 49), and in emergency circumstances, could be called to active duty. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could materially adversely affect our operations, business and results of operations.

Risks Related to Our Common Stock

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing shareholders without their approval.

Our Articles of Incorporation authorize us to issue up to 20,000,000 shares of preferred stock, at par value $0.0001. The Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock. The Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or Common Stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that common shareholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.  As of December 5, 2014, there were no outstanding shares of preferred stock.

Sales by certain of our shareholders of a substantial number of shares of our Common Stock in the public market, including the sale of the Shares in this offering, could adversely affect the market price of our Common Stock.

A large number of outstanding shares of our Common Stock are held by several of our principal shareholders.  If any of these principal shareholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our Common Stock to decline.

A decline in the price of our Common Stock could affect our ability to raise additional working capital and adversely impact our operations and would severely dilute existing or future investors if we were to raise funds at lower prices.

A prolonged decline in the price of our Common Stock could result in a reduction in our ability to raise capital. Because our operations have been financed in part through the sale of equity securities, a decline in the price of our Common Stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.  We believe the following factors could cause the market price of our Common Stock to continue to fluctuate widely and could cause our Common Stock to trade at a price below the price at which you purchase your Shares:

●	actual or anticipated variations in our interim or annual results;

●	announcements of new services, products, acquisitions or strategic relationships within the industry;

●	changes in accounting treatments or principles;

●	changes in earnings estimates by securities analysts and in analyst recommendations; and

●	general political, economic, regulatory and market conditions.

Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our Common Stock.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing shareholders.

Our Articles of Incorporation authorize the issuance of 15,000,000 shares of Common Stock. Our Board of Directors has the authority to issue additional shares of Common Stock up to the authorized capital stated in The Articles of Incorporation. The issuance of any such shares of Common Stock will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

Trading of our Common Stock may be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our shareholders to resell their shares.

There is currently a limited market for our Common Stock and the volume of our Common Stock traded on any day may vary significantly from one period to another. Our Common Stock is quoted on the OTCQB. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities quoted on the OTCQB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or NYSE:MKT.

Item 2.    Properties

Our headquarters and monitoring facility are housed in approximately 8,600 square feet of commercial office space located at 405 South Main Street, Suite 700, Salt Lake City, Utah. Lease payments are approximately $13,200 per month. This lease expires on August 31, 2016.  In addition, we lease 6,152 square feet of warehousing and pallet shipping functions and capabilities in a facility located at 9716 South 500 West, Sandy, Utah 84070.  Monthly lease payments for this facility are approximately $6,500; the lease expired on August 31, 2014; however, we negotiated a lease extension through March 2015.

GPS Global’s operations are housed in approximately 420 square meters of commercial office space located at Atir Yeda Street, Kfar-Saba, Israel.  The monthly lease is approximately $600.  The lease began on August 1, 2014 and expires on July 31, 2018.

Emerge Monitoring’s main operations are housed in approximately 2,800 square feet of commercial office space located at 1213 & 1215 Lakeview Court, Romeoville, IL. A lease for this office space began on August 1, 2014 and expires on July 31, 2017. Monthly lease payments are approximately $3,000 per month. In addition, Emerge also leases approximately 2,000 square foot facility in Indianapolis, Indiana. This lease was executed on January 1, 2014 and expires on December 31, 2018. Monthly lease payments for this facility are approximately $3,200.

Subsequent to September 30, 2014 we acquired Track Group Analytics Limited (See Note 14, “Subsequent Events”, in the notes to our Consolidated Financial Statements included in this Annual Report), whose operations are located in approximately 1,700 square feet of office space in Dartmouth, Nova Scotia, Canada.  The lease for this office space expires on December 31, 2014. Monthly payments are approximately $2,300 per month. The Company plans to continue utilizing this facility on a month to month basis until a new lease is secured.

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

SecureAlert, Inc. v. Derrick Brooks and STOP, LLC.  On February 21, 2014, we filed a complaint in the Third Judicial District Court, Salt Lake County, State of Utah, against Derrick Brooks and STOP, asserting claims for declaratory relief, breach of contract, tortious interference with prospective economic relations, tortious interference with contract, misappropriation of trade secrets, injurious falsehood/trade libel/business disparagement, defamation, respondeat superior, injunctive relief and punitive damages.  On March 20, 2014, we entered into a settlement agreement with STOP and all of the claims between us and STOP in the litigation have been dismissed with prejudice.  On April 9, 2014, Mr. Brooks filed an answer denying our claims and asserted counterclaims for constructive discharge, interference with contract/interference with prospective economic relations and blacklisting.  In his counterclaim Mr. Brooks seeks to recover “not less than $150,000” on each of his claims.  We believe Mr. Brooks’ counterclaims to be without merit and we intend to vigorously defend against them.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQB under the symbol “SCRA.”  The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQB for the periods indicated.

Fiscal Year Ended September 30, 2014	High	Low
First Quarter ended December 31, 2013	$19.99	$17.29
Second Quarter ended March 31, 2014	$19.65	$17.51
Third Quarter ended June 30, 2014	$18.75	$14.60
Fourth Quarter ended September 30, 2014	$19.45	$10.77

Fiscal Year Ended September 30, 2013	High	Low
First Quarter ended December 31, 2012	$14.60	$3.22
Second Quarter ended March 31, 2013	$14.60	$11.00
Third Quarter ended June 30, 2013	$14.70	$7.00
Fourth Quarter ended September 30, 2013	$20.90	$14.40

Reverse Stock Split

On February 28, 2013, our shareholders approved a reduction in the authorized share capital of the Company to 15,000,000 shares of Common Stock, and authorized a reverse split to reduce the outstanding shares of the Company at a ratio of 200-for-1, which was implemented on March 25, 2013.  Share and per share information for the prior periods has been retroactively adjusted in this prospectus to reflect the effects of the reverse stock split.

Holders

As of December 5, 2014, we had approximately 1,049 holders of record of our Common Stock and 10,131,629 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 305,251 shares of Common Stock and 42,000 shares of Series D Preferred.

Dividends

Since incorporation, we have not declared any cash dividends on our Common Stock.  We do not anticipate declaring cash dividends on our Common Stock for the foreseeable future.  The Series D Preferred is entitled to dividends at the rate equal to 8% per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of Common Stock at the sole discretion of the Board of Directors. To date all dividends payable on our preferred stock outstanding have been paid by issuance of shares of common or preferred stock.  During the fiscal years ended September 30, 2014 and 2013, we recorded $14,585 and $1,042,897 in stock dividend expenses, respectively, payable with respect to our outstanding preferred stock.

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

The following table includes information as of September 30, 2014 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,027	$30.00	60,000
Equity compensation plans not approved by security holders	339,224	$14.92	-
Total	347,251	$15.27	60,000

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended September 30, 2014, we issued the following securities without registration under the Securities Act:

Issuance of Common Stock for Payment of Preferred Dividends

We issued 3 shares of Common Stock as payment of dividends on our Series D Preferred, valued at $55.

Issuance of Common Stock for Services

We issued 8,787 shares of Common Stock to employees and consultants for services valued at $123,018.

Issuance of Common Stock for Board of Director Services

We issued 2,646 shares of Common Stock to directors for services valued at $45,000.

In each of the transactions listed above, we issued the shares of Common Stock without registration under the Securities Act in reliance on exemptions from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

Issuances of Common Stock for an Acquisition

Subsequent to September 30, 2014, we issued 35,000 in connection with the acquisition of a subsidiary.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A.,“Risk Factors” in Part I of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment.  Our fiscal year ends on September 30 of each year.  Reference to fiscal year 2014 refers to the year ended September 30, 2014.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2014 and 2013 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

●	Overview – a general description of our business and the markets in which we operate; our objectives; our areas of focus; and challenges and risks of our business.

●	Results of Operations – an analysis of our consolidated results of operations for the last two fiscal years presented in our consolidated financial statements.

●	Liquidity and Capital Resources – an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; and the impact of inflation and changing prices.

●	Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Overview

The Company markets and deploys offender management programs, combining patented GPS tracking technologies, fulltime 24/7/365 intervention-based monitoring capabilities and case management services.  Our vision is to be the global market leader for delivering the most reliable offender management solutions, which leverage superior intervention capabilities and integrated communication technologies.  We currently deliver the only offender management technology that effectively integrates GPS, Radio Frequency (“RF”) and an interactive 3-way voice communication system into a single piece device, deployable worldwide.  Through our patented electronic monitoring technologies and services, we empower law enforcement, corrections and rehabilitation professionals with offender, defendant, probationer and parolee programs, which grant convicted criminals and pre-trial suspects an accountable opportunity to be “free from prison”.  This provides for greater public safety at a lower cost compared to incarceration or traditional resource-intensive alternatives.

Our flagship product line, ReliAlert, Shadow, and R.A.D.A.R., consists of devices and services customizable to provide secure reintegration solutions for various offender types, including domestic abusers, sexual predators, gang members, pre-trial defendants, alcohol abusers, or juvenile offenders. Our proprietary software, device firmware and processes accommodate agency-established monitoring protocols, victim protection imperatives, geographic boundaries, work environments, school attendance, rehabilitation programs and sanctioned home restrictions. Our devices are intelligent devices with integrated computer circuitry.  They are constructed from case-hardened materials and are designed to promptly notify intervention monitoring centers of attempts to breach applicable electronic supervision terms or to remove or otherwise tamper with device elements. They are securely attached around an offender’s ankle with a tamper resistant strap (steel cabling with optic fiber).  We also have a unique patented, dual-steel banded SecureCuff for high risk or high flight risk offenders who have qualified for electronic monitoring supervision, but who require an incremental level of security and supervision.

Results of Operations

Continuing Operations - Fiscal Year 2014 Compared to Fiscal Year 2013

Net Revenues

During the fiscal year ended September 30, 2014, we had net revenues of $12,262,198 compared to net revenues of $15,641,062 for the fiscal year ended September 30, 2013, a decrease of $3,378,864, or approximately 22%.   Of these revenues, $11,663,181 and $15,028,625 were from monitoring and other related services during the 2014 and 2013 period, respectively, a decrease of $3,365,444 (22%). This decrease resulted primarily from the completion of a contract with an international customer in fiscal 2013.  Product revenues decreased $13,420 (2%) from $612,437 for the year ended September 30, 2013 to $599,017 for the year ended September 30, 2014.

Cost of Revenues

During the year ended September 30, 2014, cost of revenues totaled $5,499,093 compared to cost of revenues during the year ended September 30, 2013 of $8,030,168, a decrease of $2,531,075. This decrease resulted primarily from the completion of a contract with an international customer in fiscal 2013. We expect the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to economies of scale, realized through lower cost devices, projected increases in revenues, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Impairment costs for equipment and parts for the fiscal years ended September 30, 2014 and 2013 were $373,951 and $213,276, respectively.  These costs resulted from the disposal of obsolete inventory, monitoring equipment and parts as we continue to make enhancements to the device.

Amortization for the fiscal years ended September 30, 2014 and 2013, totaled $1,313,697 and $1,230,293, respectively. Amortization costs are based on a three-year useful life for TrackerPAL and ReliAlert devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three years. We believe this three-year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

We expect the cost of revenues, excluding impairment of equipment and parts, as a percentage of revenues to decrease in the foreseeable future due to (a) economies of scale realized through projected increases in revenues, and (b) further development of lower cost devices and gained efficiencies in our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Gross Profit and Margin

During the fiscal year ended September 30, 2014, gross profit totaled $6,763,105, or 55% of net revenues, compared to $7,610,894, or 49% of net revenues during the fiscal year ended September 30, 2013, a decrease of $847,789.  Included in cost of revenues are costs attributable to impairment of inventory and monitoring equipment of $373,951 and $213,276 for fiscal years 2014 and 2013, respectively.  These impairment costs from disposal and reduction in value of obsolete monitoring equipment are expenses we expect to decrease in future periods.  Excluding impairment costs, adjusted gross profit for the fiscal year ended September 30, 2014 was $7,137,056 or 58% of net revenues, compared to $7,824,170 or 50% of net revenues, for the same period in 2013, a decrease of $687,114. Decreases in revenues from the completion of a large international project in fiscal 2013 led to the decrease in gross profit.

Research and Development Expenses

During the fiscal year ended September 30, 2014, we incurred research and development expenses of $1,605,662 compared to similar expenses recognized during fiscal year 2013 totaling $987,934.  These increased research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services including the development of new and more efficient electronic monitoring devices and other research and development costs incurred by a new subsidiary acquired during the year ended September 30, 2014.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2014, our selling, general and administrative expenses totaled $12,891,151, compared to $7,679,124 for the fiscal year ended September 30, 2013.  The increase of $5,212,027 is primarily the result of increases in legal, consulting, travel and other outside services expenses of $2,262,076, in connection with preliminary work and preparation for a large international contract and for purchase expenses related to the acquisition of two new subsidiaries during the second half of fiscal 2014. The Company also incurred payroll and payroll related expenses of $1,308,259 and other operating expenses $1,855,614 related to the Company’s new Chilean, Israeli and U.S. subsidiaries which were not a part of the consolidated entity at September 30, 2013.

Other Income and Expense

For the fiscal year ended September 30, 2014, interest expense was $1,290,289, compared to $17,048,519 for the fiscal year ended September 30, 2013. This decrease in interest expense resulted primarily from a reduction in convertible debentures and the acceleration of certain debt conversion features into Common Stock during the 2014 period.   For the year ended September 30, 2014, other income was $624,001 compared to other expense of $279,174 for the year ended September 30, 2013.  This increase in other income resulted primarily from a settlement agreement.

Net Loss

We had a net loss from for the fiscal year ended September 30, 2014 totaling $8,747,844 (approximately $0.88 per share), compared to a net loss of $17,915,711 (approximately $3.79 per share) for the fiscal year ended September 30, 2013.  This decrease in the net loss is a result of a large decrease in interest expense offset by increases in operating and research and development expenses.

Discontinued Operations - Fiscal Year 2014 compared to Fiscal Year 2013

Effective October 1, 2012, we sold all of the issued and outstanding capital stock of our subsidiaries, Midwest Monitoring & Surveillance, Inc. (“Midwest”) and Court Programs, Inc. (“Court Programs”) to each of the their former principals, effective October 2012 and January 2013, respectively. Since Midwest and Court Programs were a component of our consolidated entity, these sales require discontinued operations reporting treatment of the Midwest and Court Program operations.

A summary of the operating results of discontinued operations for the fiscal years ended September 30, 2014 and 2013 is as follows:

	2014	2013
Revenues	$-	$477,298
Cost of revenues	-	(163,487)
Gross Profit	-	313,811
Selling, general and administrative expense	-	(319,976)
Loss from operations	-	(6,165)
Other expense	-	(295)
Net loss from discontinued operations	$-	$(6,460)

Liquidity and Capital Resources

During the fiscal year ended September 30, 2014, we were able to finance our business from cash flows partially from operating activities.  We supplemented cash flows with the proceeds from borrowings.

As of September 30, 2014, we had unrestricted cash of $11,101,822, compared to unrestricted cash of $3,382,428 as of September 30, 2013.  As of September 30, 2014, we had a working capital surplus of $11,323,107, compared to a working capital surplus of $6,836,442 as of September 30, 2013. The increase in working capital in fiscal year 2014 primarily resulted from increases in cash on hand as a result of increases in inventory and proceeds from the Facility Agreement with Tetra House and subsequently assigned to Conrent Invest S.A.

During fiscal year 2014, we used $4,582,288 in cash from operating activities, compared to $838,910 of cash provided by operating activities during fiscal year 2013. The most significant change in cash from operations from 2013 to 2014 was the decrease in the certain non-cash accretion expense related to certain debt features which existed in 2013, but did not exist in 2014.

The Company used $12,837,121 of cash by investing activities during the fiscal year ended September 30, 2014, compared to $560,425 of cash used during fiscal year 2013.  The increase in cash used by investing activities of $12,276,696 during fiscal year 2014 resulted primarily from cash payments related to the acquisition of subsidiaries during 2014, the payment of a bond required for an international subsidiary, and cash paid for purchases of property and equipment and leasehold improvements.

Financing activities during the fiscal year ended September 30, 2014, provided $25,143,733 of net cash compared to $2,500,724 of cash provided during fiscal year 2013. This $22,643,009 increase during the 2014 period is primarily attributable to proceeds from the Facility Agreement with Tetra House and subsequently assigned to Conrent Invest S.A.

During the fiscal year ended September 30, 2014, we made net cash payments of $1,467,524 on notes and related–party notes payable.  During fiscal year 2014, we had cash proceeds totaling $26,950,000 from the issuance of notes and related-party notes payable. During the fiscal year ended September 30, 2013, we made net payments of $299,276 on notes payable.  During fiscal year 2013, we had proceeds of $2,800,000 from the issuance of notes payable.

During the fiscal year ended September 30, 2014, we incurred a net loss from continuing operations of $8,747,844 and we had negative cash flows from operating activities of $4,582,288, compared to a net loss from continuing operations of $18,334,070 and positive cash flows from operating activities of $838,910 for fiscal year 2013.  The significant decrease in the net loss from September 30, 2013 to 2014 was largely due to the decrease in interest expense resulting from convertible debentures outstanding in fiscal 2013 which were not outstanding during fiscal 2014. As of September 30, 2014, our working capital surplus was $11,323,107, our stockholders’ equity was $19,916,047 and the accumulated deficit totaled $275,177,181.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Annual Report, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

Inventory Reserves

The nature of our business requires maintenance of sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory and raw materials at the lower of cost, or market, which approximates actual cost. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, management analyzes the following, among other things:

●	Current inventory quantities on hand;

●	Product acceptance in the marketplace;

●	Customer demand;

●	Historical sales;

●	Forecast sales;

●	Product obsolescence; and

●	Technological innovations.

Any modifications to these estimates of reserves are reflected in cost of revenues within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition

Our revenue has historically been from two sources: (i) monitoring services; and (ii) product sales.

Monitoring Services

Monitoring services include two components: (i) lease contracts in which we provide monitoring services and lease devices to distributors or end users and we retain ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use our monitoring services.

We typically lease our devices under one-year contracts with customers that opt to use our monitoring services.  However, these contracts may be cancelled by either party at any time with 30 days’ notice.  Under our standard leasing contract, the leased device becomes billable on the date of activation or 7 to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned.  We recognize revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

Product Sales

We may sell monitoring devices in certain situations to our customers. In addition, we may sell equipment in connection with the building out and setting up a monitoring center on behalf of customers.  We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL, ReliAlert, Shadow or R.A.D.A.R. devices), customers may, but are not required to, enter into one of our monitoring service contracts.  We recognize revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our business is extending to countries outside the United States, and we intend to continue to expand our foreign operations.  As a result, our revenues and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

We had $2,993,768 and $8,462,019 in revenues from sources outside the United States for the fiscal years ended September 30, 2014 and 2013, respectively.  We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange loss of $609,914 and $145,612 in fiscal years 2014 and 2013, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  We do not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in September 1992 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information about the members of our Board of Directors as of December 12, 2014:

Name	Age	Position

David S. Boone	54	Director
Guy Dubois	56	Director
Rene Klinkhammer	34	Director
Winfried Kunz	49	Director
Dan L. Mabey	63	Director
George F. Schmitt	71	Director

David S. Boone became a director of our Company on December 21, 2011. He has served in executive roles with a variety of publicly traded and start-up organizations including Kraft General Foods, Sears, PepsiCo, Safeway and Belo Corporation, as well as serving as the CFO of Intira Corporation.  In addition, he has served as a consultant with the Boston Consulting Group.  Mr. Boone was CEO, President and Director of American CareSource Holdings from 2005 to 2011, a NASDAQ traded company.  He was the 2009 Ernst and Young Entrepreneur of the Year winner for Health Care in the Southwest Region. Mr. Boone serves on a number of private company boards and serves on the board of the Texas Kidney Foundation. Mr. Boone graduated from the University of Illinois, cum laude, in 1983 majoring in accounting.  Mr. Boone is a Certified Public Accountant.  He received his master’s degree in business administration from Harvard Business School in 1989.

Guy Dubois is our Chairman since February 2013 and became a director in December 2012. Mr. Dubois is a Director of Singapore-based Tetra House Pte. Ltd., a provider of consulting and advisory services worldwide; and a director of RNTS Media NV, a Luxembourg listed digital content developer and mobile application advertising monetization platform provider. Mr. Dubois is a former director and CEO of Gategroup AG, and held various executive leadership roles at Gate Gourmet Holding LLC. Mr. Dubois has held executive management positions at Roche Vitamins Inc. in New Jersey, as well as regional management roles in that firm’s Asia Pacific operations. Mr. Dubois also served the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including treasurer and chief accountant. Mr. Dubois also worked with IBM in Sweden as Product Support Specialist for Financial Applications. A Belgian citizen, Mr. Dubois holds a degree in financial science and accountancy from the Limburg Business School in Diepenbeek, Belgium.

Rene Klinkhammer became a director in January 2010.  He graduated from European Business School, Oestrich-Winkel, Germany, in 2004, with an MBA-equivalent degree in business administration.  His majors were Banking, Finance and International Management.  After graduating, Mr. Klinkhammer joined Deutsche Bank’s Investment Banking Division as an analyst in the Corporate Finance Advisory Group, specializing in mergers and acquisitions, along with debt and equity financing transactions for larger German clients of the bank.  From 2007 to June 2013, Mr. Klinkhammer worked for Sapinda Holding B.V. and its subsidiaries, a group of privately-owned investment companies with offices in Amsterdam, Berlin, London and other major cities around the world.  From July 2013 until September 2014, Mr. Klinkhammer worked for Anoa Capital S.A., a Luxembourg based provider of innovative financing solutions, as Head of Origination. Since then, Mr. Klinkhammer has co-launched a family-owned venture, focusing on residential real estate developments and adjacent fields of business.

Winfried Kunz became a director on December 21, 2011. He studied Business Administration and Economics from 1984 -1989 at the Universities in Munich and Cologne. In 1985 he started working as a system analyst and from 1987 – 1998 as a management consultant for German, British and American companies in the information technology business, where he served in executive positions. Mr. Kunz worked as an executive at Precision Software Ltd., Contact Software International Inc., and Symantec Corp. For more than 15 years, Mr. Kunz has worked as an independent consultant and managing partner of Asecon GmbH, a company he founded in 1997, developing and implementing investor innovative business models for residential properties with a focus in Munich for his own portfolio and for third parties. For more than 10 years he has been a consultant to JK Wohnbau GmbH, a Munich-based real estate developer, where he served as COO from 2009 until the company’s initial public offering in 2010. Previously, from 2009 to 2011, Mr. Kunz worked with us as an investor.

Dan L. Mabey became a director on December 21, 2011.  Mr. Mabey has acted as the CEO of BigHorn Oil and Gas, an energy development company (Casper, Wyoming), and he has served in both public and private company leadership positions in the high-tech industry including President of 1-2-1 View digital signage company (Singapore), Chief Operating Officer and Director of In Media Corporation IPTV service company (California), President of Interactive Devices, Inc. a video compression company (Folsom, California) and Vice President of Broadcast International, a satellite broadcast company ( Salt Lake City, Utah).  From 1990 until 2002, Mr. Mabey was Director of the State of Utah Department of Economic Development International Business Development Office, growing Utah exports from $700 million to $3.6 billion a year. He helped recruit the 2002 Winter Olympics to Salt Lake City, Utah, and managed international business development for the games. Throughout his career, Mr. Mabey has been active in civic and community organizations and is the recipient of numerous service awards. He is also the co-inventor or lead inventor on six patents and the sole inventor of a seventh.  Mr. Mabey received a Masters of Public Administration (MPA) degree from Idaho State University in 1978 and a B.A. degree from Boise State University in 1974.

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

The Board of Directors is elected by and is accountable to our shareholders.  The Board establishes policy and provides strategic direction, oversight, and control.  The Board met eight times during fiscal year 2014.  All directors attended at least 80% of the meetings of the Board and the committees of the Board of Directors, of which they are members.

Director Independence

The Board of Directors intends to comply with the director independence standards of the NASDAQ Stock Market, including Rule 4200(a)(15). The Board determined, based on the NASDAQ Stock Market Rules, that George F. Schmitt, Winfried Kunz, David S. Boone, Rene Klinkhammer, and Dan L. Mabey meet the NASDAQ standards to be considered independent. The Board has not appointed a lead independent director.

Specifically, none of these directors:

●	has been at any time during the past three years employed by us or by any parent or subsidiary of the Company;

●
has accepted or has a family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

●	is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

●
is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5 percent of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;

●
is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers serve on the compensation committee of such other entity; or

●	is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

Shareholder Communications with Directors

If we receive correspondence from our shareholders that is addressed to the Board of Directors, we forward it to every director or to the individual director to whom it is addressed. Shareholders who wish to communicate with the directors may do so by sending their correspondence to the directors c/o Track Group, 405 South Main Street, Suite 700, Salt Lake City, Utah 84111.

Committees of the Board of Directors

The Board of Directors has three standing committees: the Audit Committee, Compensation Committee, and Nominating Committee.  These committees assist the Board of Directors to perform its responsibilities and make informed decisions.

Audit Committee

The primary duties of the Audit Committee are to oversee (i) management’s conduct of our financial reporting process, including reviewing the financial reports and other financial information provided by the Company, and reviewing our systems of internal accounting and financial controls, (ii) our independent auditors’ qualifications and independence and the audit and non-audit services provided to the Company and (iii) the engagement and performance of our independent auditors.  The Audit Committee assists the Board in providing oversight of our financial and related activities, including capital market transactions. The Audit Committee has a charter, a copy of which is available on our website at www.trackgrp.com.

The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent registered public accounting firm.  The Audit Committee met four times during fiscal year 2014 and all members of the Audit Committee attended at least 75% of the committee’s meetings.

Members of the Audit Committee as of September 30, 2014, are Messrs. Boone, Schmitt and Kunz.  Each member of the Audit Committee satisfies, according to the full Board of Directors, the definition of independent director as established in the NASDAQ Stock Market Rules.  All of the members of the Audit Committee are financially literate.  In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors designated David S. Boone as the Audit Committee’s “Audit Committee Financial Expert” as defined by the applicable regulations promulgated by the SEC.

The Audit Committee reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (“PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2014 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

Compensation Committee

Members of the Compensation Committee are Messrs. Mabey (Chairman), Boone, and Schmitt.  The Compensation Committee met two times during fiscal year 2014.  Members of the Compensation Committee are appointed by the Board of Directors.  Messrs. Mabey, Boone, and Schmitt are independent directors, as determined by the Board of Directors in accordance with the NASDAQ Stock Market Rules, including Rule 5605(d)(2)(A).  The Compensation Committee is governed by a charter approved by the Board of Directors, a copy of which is available on the Company’s website www.trackgrp.com.

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

Nominating and Corporate Governance Committee

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

The Nominating and Corporate Governance Committee is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by shareholders), as well as the overall composition of the Board of Directors, and recommend a slate of directors to be nominated for election at the annual meeting of shareholders, or, in the case of a vacancy on the Board of Directors, recommend a director to be elected by the Board to fill such vacancy.  The Nominating Committee held one meeting during fiscal 2014. The Nominating Committee’s charter is available on our website, www.trackgrp.com.

Code of Ethics

We have established a Code of Business Ethics that applies to our officers, directors and employees.  The Code of Business Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  We will post on our website, www.trackgrp.com, any amendments to or waivers from a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code of Business Ethics.

Executive Officers

The following table sets forth certain information regarding our principal executive officer and principal financial and accounting officer as of December 12, 2014:

Name	Age	Position

Executive Committee of Board of Directors		Principal Executive Officer
John R. Merrill	44	Chief Financial Officer

The Executive Committee of the Board of Directors was established to act temporarily in the principal executive officer function following the resignation of our Chief Executive Officer in October 2012. Current members of the Executive Committee are Guy Dubois and David S. Boone.  Biographies for Mr. Dubois and Boone appear under heading “Directors” above.

John R. Merrill was appointed to be our Chief Financial Officer in April 2014. In addition to his position at Track Group, Mr. Merrill also serves as Chief Financial Officer for TenXNetworks and IPVidTech.com, a network intelligence provider of both hardware and services. From 2010 to 2013, Mr. Merrill worked as an advisor in the healthcare technology industry facilitating both due diligence and integration of certain acquired companies. Prior to 2010, Mr. Merrill was the Chief Financial Officer of Park City Group, Inc. (Nasdaq: PCYG) and Prescient Applied Intelligence, Inc. (OTC: PPID), software-as-a-service providers of supply chain solutions for both retailers and their suppliers. Throughout his career, Mr. Merrill has held various financial roles within the broadcasting, sports marketing and retail industries. He began his career with KPMG and holds a Bachelors and a Master’s in Accounting from the University of South Florida.

Item 11.    Executive Compensation

Set out in the following summary compensation table are the particulars of compensation paid to the following persons for our fiscal years ended September 30, 2014 and 2013:

(a)	our principal executive officer, consisting of the executive committee of the Board of Directors; and

(b)
our most highly compensated executive officer who was serving as an executive officer at the end of the fiscal year ended September 30, 2014 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)
an additional individual for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year.

( a )	( b )	( c )	( d )	( e )	( f )	( g )	( h )
Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	( $ )	( $ )	( $ )	( $ )	( $ )	( $ )

Guy Dubois (1)	2014	$-	$-	$-	$346,276	$-	$346,276
Chairman and Acting Principal	2013	$-	$-	$-	$335,687	$-	$335,687
Executive Officer

Chad D. Olsen (2)	2014	$325,056	$-	$-	$-	$32,515	$357,571
Former Chief Financial Officer	2013	$192,000	$-	$-	$-	$8,740	$200,740

John R. Merrill (3)	2014	$79,615	$-	$-	$-	$12,613	$92,228
Chief Financial Officer

Bernadette Suckel (4)	2014	$211,048	$-	$-	$-	$15,995	$227,043
Former Managing Director Global	2013	$168,000	$-	$-	$-	$8,061	$176,061
Customer Service

(1)	Mr. Dubois has been a member of the Executive Committee since October 2012 and currently serves as Chairman of the Board of Directors.

(2)	Mr. Olsen served as our Chief Financial Officer from January 2010 through April 2014. Column (g) includes additional compensation for paid-time off, health, dental, life and vision insurance.

(3)	Mr. Merrill has served as our Chief Financial Officer since April 2014. Column (g) includes additional compensation for paid-time off, health, dental, life and vision insurance.

(4)
Mrs. Suckel served as Managing Director of Global Customer Service and Account Management of the Company from June 2008 through June 2014. Column (g) includes additional compensation for health, dental, life and vision insurance

Narrative Disclosure to the Executive Compensation Table

Compensation Paid to the Members of the Executive Committee

Member of the Executive Committee and acting principal executive officer, Guy Dubois, was granted warrants equal to $300,326 for his additional work as a director and member of the Board’s Executive Committee during the year ended September 30, 2014 consisting of warrants to purchase 51,576 shares of Common Stock at an exercise price of $17.45 per share. These warrants vest in equal monthly increments over a period of one year or immediately upon the hiring of a new Chief Executive Officer.  These warrants were valued at the date of grant using the Black-Scholes model. The Board of Directors has not determined a timeline for the hiring of a new Chief Executive Officer.

Merrill Employment Agreement

On November 19, 2014, the Company entered into a two-year employment agreement with John Merrill, our Chief Financial Officer (the “Merrill Employment Agreement”).  Under the terms and conditions of the Merrill Employment Agreement, Mr. Merrill will receive an annual base salary of $180,000 and is eligible to participate in the Company’s Employee Bonus Plan and 2012 Equity Incentive Award Plan, wherein Mr. Merrill may earn a variable cash bonus and/or shares of the Company’s Common Stock based on individual performance and achieving specific Company milestones. Mr. Merrill is also entitled to participate in such life insurance, disability, medical, dental, retirement plans and other programs as may be made generally available from time to time by the Company for the benefit of similarly situated employees or its employees generally.

Outstanding Equity Awards at Fiscal Year-End 2014

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

Guy Dubois	2,385	-	-	$12.580	3/21/2015	-	-	-	-
	64,665	-	-	$9.000	4/15/2015	-	-	-	-
	4,083	-	-	$14.700	6/30/2015	-	-	-	-
	2,280	-	-	$19.460	9/30/2015	-	-	-	-
	2,344	-	-	$19.290	12/31/2015	-	-	-	-
	2,432	-	-	$18.750	3/31/2016	-	-	-	-
	51,576			$17.450	6/2/2016
	2,647			$15.450	6/30/2016

Chad D. Olsen	-	-	-	-		-	-	-	-

John R. Merrill	-	-	-	-		-	-	-	-

Bernadette Suckel	-	-	-	-		-	-	-	-

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2014 and that such filings were timely except the following:

• Mr. Klinkhammer, a director, filed one late Form 4 reporting one transaction

• Mr. Schmitt, a director, filed three late Form 4s reporting three transactions

• Mr. Dubois, a director, filed one late Form 4 reporting one transaction

• Mr. Boone, a director, filed one late Form 4 reporting one transaction

• Mr. Mabey, a director, filed two late Form 4s reporting two transactions

• Mr. Kunz, a director, filed two late Form 4s reporting two transactions

Compensation of Directors

The table below summarizes the compensation paid by us to our non-employee directors for the fiscal year ended September 30, 2014:

(a)	(b)	(c)	(d)	(e)
	Fees earned	Stock awards	Option awards	Total
Name	($)*	($)	($)	($)

Winfried Kunz	$15,000	$15,000	$15,000	$45,000
George F. Schmitt	$15,000	$22,500	$8,991	$46,491
Rene Klinkhammer	$15,000	$30,000	$-	$45,000
David S. Boone	$30,000	$30,000	$30,000	$90,000
Dan L. Mabey	$15,000	$29,833	$-	$44,833
Guy Dubois	$30,000	$-	$346,276	$376,276

*Fees earned by our non-employee directors will be paid in Common Stock or options to purchase Common Stock at the option of the director.  A liability for these fees was included with accrued expenses at September 30, 2014.

From October 2013 through May 2014, we accrued $2,500 per month, which amount was increased to $5,000 per month in June 2014, for each director to be issued in shares of Common Stock valued on the last date of the quarter. Alternatively, any director may elect to receive warrants with an exercise price at the current market price at the date of grant in the amount of three times the amount had the director elected to take shares, valued at the date of grant using the Black-Scholes valuation method. Additionally, the Chairman and Chairman of the Audit Committee accrue $10,000 per month rather than $5,000.  Mr. Dubois became a director in December 2012 and our Chairman on February 28, 2013.

Director Warrants

The following table lists the warrants to purchase shares of Common Stock held by each of our directors as of December 12, 2014:

	Grant	Expiration	Exercise	Number of	Compensation
Name	Date	Date	Price	Options	Expense

Winfried Kunz	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	2,040	$11,811
	10/1/13	9/30/15	$19.46	1,140	$8,991
	1/2/14	12/31/15	$19.29	1,172	$6,007

George F. Schmitt	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	2,040	$11,811
	10/1/13	9/30/15	$19.46	1,140	$8,991

Guy Dubois	3/22/13	3/21/15	$12.58	2,385	$11,682
	4/16/13	4/15/15	$9.00	64,665	$285,003
	7/1/13	6/30/15	$14.70	4,083	$23,640
	10/1/13	9/30/15	$19.46	2,280	$17,982
	1/2/14	12/31/15	$19.29	2,344	$12,014
	4/1/14	3/31/16	$18.75	2,432	$8,684
	6/3/14	6/2/16	$17.45	51,576	$300,326
	7/1/14	6/30/16	$15.45	2,647	$7,270

David S. Boone	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	4,083	$23,640
	10/1/13	9/30/15	$19.46	2,280	$17,982
	1/2/14	12/31/15	$19.29	2,344	$12,014

Dan L. Mabey	3/22/13	3/21/15	$12.58	8,943	$43,809

Rene Klinkhammer	1/20/10	1/19/15	$26.00	1,000	$21,036
	3/22/13	3/21/15	$12.58	8,943	$43,809
	7/1/13	6/30/15	$14.70	2,040	$11,811

Reimbursement of Expenses

We reimburse reasonable travel expenses of members of the Board of Directors for their attendance at Board meetings.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 12, 2014 (the “Table Date”), of our Common Stock by (i) each shareholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own.  As of the Table Date, the applicable percentage ownership is based on 10,131,629 shares of Common Stock issued and outstanding.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of Common Stock are entitled to one vote per share and holders of Series D Preferred are entitled to 30 votes per share and vote with the Common Stock shareholders on an as-converted basis.

Name and Address of	Common Stock
Beneficial Owner (1)	Shares	%

5% Beneficial Owners:
Sapinda Asia Limited (2)	4,534,168	44.8%
Safety Invest S.A., Compartment Secure I (3)	1,890,697	18.7%

Directors and Named Executive Officers:
David S. Boone (4)	19,343	*
Guy Dubois (5)	61,279	*
Rene Klinkhammer (6)	13,600	*
Winfried Kunz (7)	13,700	*
Dan Mabey (8)	13,938	*
George F. Schmitt (9)	20,143	*
John R. Merrill	-	*

All directors and executive officers as a group (7 persons)	142,003	1.4%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 405 South Main Street, Suite 700, Salt Lake City, Utah 84111.

(2)	Address is Rooms 803-4, 8F, Hang Seng Bank Building, 200 Hennessy Road, Wanchai, Hong Kong. Based on a Form 4 filed by Sapinda Asia Limited on November 5, 2013.

(3)
Secure I is a compartment of Safety Invest S.A. (“Safety”), a company established under the Luxembourg Securitization Law and incorporated as a “société anonyme” under the laws of the Grand Duchy of Luxembourg whose principal business is to enter into one or more securitization transactions.

(4)
Mr. Boone is a director and a member of the Board of Directors’ executive committee.  Includes 1,693 shares of Common Stock owned of record and 17,650 shares of Common Stock issuable upon exercise of stock purchase warrants.

(5)
Mr. Dubois is a director and Chairman of the Board of Directors; he is also a member of the executive committee of the Board of Directors.  Includes 61,279 shares of Common Stock issuable upon exercise of stock purchase warrants.

(6)	Mr. Klinkhammer is a director. Includes 1,617 shares of Common Stock owned of record and 11,983 shares of Common Stock issuable upon exercise of stock purchase warrants.

(7)	Mr. Kunz is a director. Includes 405 shares of Common Stock owned of record and 13,295 shares of Common Stock issuable upon exercise of stock purchase warrants.

(8)	Mr. Mabey is a director. Includes 4,995 shares of Common Stock owned of record and 8,943 shares of Common Stock issuable upon exercise of stock purchase warrants.

(9)	Mr. Schmitt is a director. Includes 8,020 shares of Common Stock owned of record and 12,123 shares of Common Stock issuable upon exercise of stock purchase warrants.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Royalty Agreement

On August 4, 2011, with an effective date of July 1, 2011, we entered into an agreement (the “Royalty Agreement”) with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“Borinquen”) to purchase Borinquen’s wholly-owned subsidiary, International Surveillance Services Corporation, a Puerto Rico corporation (“ISS”) in consideration of 310,000 shares of our Common Stock, valued at the market price on the date of the Royalty Agreement at $16.40 per share, or $5,084,000.  We also agreed to pay to Borinquen quarterly royalty payments in an amount equal to 20% of our net revenues from the sale or lease of our monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years.  On February 1, 2013, we redeemed and terminated this royalty obligation in February 2013 for a total cost of $13.0 million using the proceeds of a $16.7 million loan from a related party, Sapinda Asia Limited (“Sapinda Asia”). In addition to the $13.0 million used to terminate the Royalty Agreement, we used the remaining $3.7 million as operating capital during the 2013 fiscal year. On September 30, 2013, Sapinda Asia converted all outstanding principal and interest under the loan, totaling $17,576,627, into 3,905,917 shares of Common Stock at a rate of $4.50 per share.

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer. The loan initially matured in June 2014. However, the maturity date of the note was extended and now matures in December 2015.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia.  The unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014. However, the maturity date of the note was extended to November 19, 2015. As of September 30, 2014, the Company owed $1,500,000 of principal and $43,726 of accrued interest on the note.

Related-Party Service Agreement

During the fiscal year ended September 30, 2013, the Company entered into an agreement with Paranet Solutions, LLC to provide the following primary services:  (i) procurement of hardware and software necessary to ensure that vital databases are available in the event of a disaster (backup and disaster recovery system); and (ii) providing the security of all data and the integrity of such data against all loss of data, misappropriation of data by Paranet, its employees and affiliates.  David S. Boone, a director and member of the Company’s Executive Committee, was the Chief Executive Officer of Paranet until August 2014.

As consideration for these services, the Company agreed to pay Paranet $4,500 per month, and during the year ended September 30, 2014 the Company paid $461,223 to Paranet. The arrangement can be terminated by either party for any reason upon ninety (90) days written notice to the other party.

Facility Agreement

On January 3, 2014, we entered into an unsecured Facility Agreement with Tetra House Pte. Ltd., a related-party entity, controlled by our Chairman, Guy Dubois.  Under this agreement, we may borrow up to $25,000,000 for working capital and acquisitions purposes. The loan bears interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. In addition, we agreed to pay Tetra House an arrangement fee equal to 3% of the aggregate maximum amount under the loan. On January 14, 2014 Tetra House assigned the Facility Agreement to Conrent Invest S.A.  Since January 3, 2014, we have borrowed $25,000,000 under the Facility Agreement. The borrowed funds have been used for acquisitions and for general corporate purposes. The Facility Agreement was reviewed and approved by disinterested and independent members of the Board of Directors, David S. Boone, Winfried Kunz, Dan L. Mabey and George F. Schmitt.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	2014	2013

Loan from a significant shareholder with an interest rate of 8% per annum.
Principal and interest due at maturity on December 30, 2015.	$1,200,000	$-

Promissory note with a significant shareholder with an interest rate of 8% per
annum. Principal and interest due at maturity on November 19, 2015.	1,500,000	-

Convertible debenture of $16,700,000 from a significant shareholder with an interest rate of 8% per annum. On September 30, 2013, $16,640,000 plus accrued interest of
$936,627 was converted into 3,905,917 shares of Common Stock and in October 2013, the
Company paid $60,000 in cash to pay off the debenture.	-	60,000

Total related-party debt obligations	2,700,000	60,000
Less current portion	-	(60,000)
Long-term debt, net of current portion	$2,700,000	$-

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Hansen Barnett & Maxwell, P.C. (“HBM”) served as our independent auditors for most of fiscal year 2013, for which we paid approximately $49,750.  HBM resigned as our independent registered public accounting firm on September 23, 2013.  We appointed Eide Bailly as our independent registered public accounting firm on September 24, 2013.  We paid Eide Bailly approximately $162,500 and $50,000 for audit services for the year ended September 30, 2014 and 2013, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

HBM provided tax services to us for fiscal year 2013, for which we paid approximately $16,750.  The Audit Committee of the Board of Directors considered and authorized all services provided by HBM.  No tax services were provided to us during the fiscal year ended September 30, 2013 by Eide Bailly. The Company paid Eide Bailly $9,064 in audit related fees for the year ended September 30, 2013. The Company paid Eide Bailly $16,230 and $13,231 for tax and audit related fees during the year ended September 30, 2014, respectively.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal year 2013 and 2014 by HBM and by Eide Bailly was compatible with maintaining the independence of each of those firms.

Report of the Audit Committee

To the Board of Directors:

The Audit Committee reviewed and discussed SecureAlert, Inc.’s audited financial statements for the fiscal year ended September 30, 2014 with our management.  The Audit Committee discussed with Eide Bailly, LLP, our independent public accounting firm for the fiscal year ended September 30, 2014, the matters required to be discussed under applicable PCAOB standards. The Audit Committee also received the written communication from Eide Bailly, LLP required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed the independence of Eide Bailly, LLP with them.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to our Board of Directors that the Company’s audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Respectfully submitted:

THE AUDIT COMMITTEE

David S. Boone, Chairman
George F. Schmitt, Director
Winfried Kunz, Director

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

Report of Eide Bailly
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.  Financial Statement Schedules.

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

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (previously filed as Exhibit on Form 8-K filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (previously filed as Exhibit on Form 10-Q filed August 15, 2011).

3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011)

3(i)(14)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed April 11, 2013 (previously filed as Exhibit on Form 10-Q filed May 15, 2013).

3(iii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011).

10.1	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (previously filed on Form 8-K in December 2012).

10.2	Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (previously filed on Form 8-K in February 2013).

10.3	Facility Agreement between Tetra House Pte. Ltd. and SecureAlert, Inc., dated January 3, 2014 (previously filed on Form 8-K in January 2014).

10.4	Notice of Conversion from Sapinda Asia Limited, dated September 24, 2013 (incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed January 14, 2014).

10.5	Share Purchase Agreement dated as of April 1, 2014, by and between SecureAlert, Inc. and Eli Sabag (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed March 18, 2014).

10.6
Executive Employment Agreement by and between SecureAlert, Inc. and John R. Merrill, dated November 20, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed November 25, 2014).

10.7
Stock Purchase Agreement by and between SecureAlert, Inc. and BFC Surety Group, Inc., dated June 2, 2014 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed June 4, 2014).

10.8
Share Purchase Agreement dated as of November 26, 2014, by and between SecureAlert, Inc., dba TrackGroup, and the shareholders of G2 Research Limited (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed December 2, 2014).

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-K filed January 14, 2014).

21	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to our Annual Report on Form 10-K filed January 14, 2014).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureAlert, Inc. dba Track Group

By: /s/ Guy Dubois
Guy Dubois, Member Executive Committee
(Acting Principal Executive Officer)

Date: December 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Director, Member of Executive Committee	December 17, 2014
Guy Dubois	(Acting Principal Executive Officer)

/s/ John R. Merrill	Chief Financial Officer and (Principal Financial	December 17, 2014
John R. Merrill	Officer and Principal Accounting Officer)

/s/ David S. Boone	Director, Member of Executive Committee	December 17, 2014
David S. Boone

/s/ Winfried Kunz	Director	December 17, 2014
Winfried Kunz

/s/ Rene Klinkhammer	Director	December 17, 2014
Rene Klinkhammer

/s/ Dan L. Mabey	Director	December 17, 2014
Dan L. Mabey

/s/ George F. Schmitt	Director	December 17, 2014
George F. Schmitt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SecureAlert, Inc.
dba Track Group

We have audited the accompanying consolidated balance sheets of SecureAlert, Inc. and Subsidiaries (collectively the Company) as of September 30, 2014 and 2013 and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureAlert, Inc. as of September 30, 2014 and 2013 and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly LLP

Salt Lake City, Utah
December 17, 2014

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND 2013

Assets	2014	2013
Current assets:
Cash	$11,101,822	$3,382,428
Accounts receivable, net of allowance for doubtful accounts of $4,070,000 and $3,968,000, respectively	3,788,207	3,721,964
Note receivable, current portion	273,964	176,205
Prepaid expenses and other	1,226,054	1,783,805
Inventory, net of reserves of $223,500 and $148,043, respectively	1,248,264	467,101
Total current assets	17,638,311	9,531,503
Property and equipment, net of accumulated depreciation of $2,292,521 and $2,092,221, respectively	1,860,247	318,201
Monitoring equipment, net of accumulated amortization of $1,251,551 and $1,183,346, respectively	1,914,666	1,236,696
Note receivable, net of current portion	-	28,499
Intangible assets, net of accumulated amortization of $2,818,894 and $1,256,647, respectively	26,743,626	15,413,920
Other assets	3,150,428	170,172
Goodwill	6,577,609	-
Total assets	$57,884,887	$26,698,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,995,607	348,074
Accrued liabilities	2,413,557	2,180,791
Dividends payable	-	9,427
Deferred revenue	-	8,674
Current portion of long-term related-party debt	-	60,000
Current portion of long-term debt, net of discount of $375,370 and zero, respectively	1,906,040	88,095
Total current liabilities	6,315,204	2,695,061
Stock payable - related party	3,000,000	-
Long-term related-party debt, net of current portion	2,700,000	-
Long-term debt, net of current portion and discount of $93,750 and zero, respectively	25,868,361	40,588
Other long-term liabilities	85,275	-
Total liabilities	37,968,840	2,735,649

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 0 and 468 shares outstanding, respectively	-	1
common stock, $0.0001 par value: 15,000,000 shares authorized; 10,093,130 and 9,805,503 shares outstanding, respectively	1,009	981
Additional paid-in capital	295,364,173	290,391,697
Accumulated deficit	(275,177,181)	(266,429,337)
Accumulated other comprehensive loss	(271,954)	-
Total equity	19,916,047	23,963,342
Total liabilities and stockholders’ equity	$57,884,887	$26,698,991

See accompanying notes to consolidated financial statements.

 SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Revenues:
Products	$599,017	$612,437
Monitoring and other related services	11,663,181	15,028,625
Total revenues	12,262,198	15,641,062

Cost of revenues:
Products	251,385	262,022
Monitoring and other related services	4,873,757	7,554,870
Impairment of monitoring equipment and parts (Note 2)	373,951	213,276
Total cost of revenues	5,499,093	8,030,168

Gross profit	6,763,105	7,610,894

Operating expenses:

Selling, general and administrative (including $801,820 and $430,618, respectively, of compensation expense paid in stock, stock options / warrants or as a result of amortization of stock-based compensation)	12,891,151	7,679,124
Research and development	1,605,662	987,934
Settlement expense	14,291	360,000
Loss from operations	(7,747,999)	(1,416,164)

Other income (expense):
Loss on disposal of equipment	(36,533)	(2,949)
Interest income	368,434	-
Interest expense	(1,290,289)	(17,048,519)
Currency exchange rate gain (loss)	(609,914)	(145,612)
Other income, net	624,001	279,174
Net loss from continuing operations	(8,471,982)	(18,334,070)
Gain on disposal of discontinued operations	-	424,819
Net loss from discontinued operations	-	(6,460)
Net loss before tax	(8,692,300)	(17,915,711)
Income tax	(55,544)	-
Net loss Company	(8,747,844)	(17,915,711)
Dividends on preferred stock	(14,585)	(1,042,897)
Net loss attributable to common shareholders	(8,762,429)	(18,958,608)
Foreign currency translation adjustments	(271,954)	-
Comprehensive loss	$(9,034,383)	$(18,958,608)
Net loss per common share, basic and diluted from continuing operations	$(0.88)	$(3.79)
Net income per common share, basic and diluted from discontinued operations	$-	$0.09
Weighted average common shares outstanding, basic and diluted	9,951,000	4,832,000

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2014

	Preferred Stock		Common Stock		Additional
	Series D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of October 1, 2012	48,763	$5	3,096,641	$310	$252,940,448	$(248,513,626)	$4,427,137

Issuance of common stock for:
Conversion of Series D Preferred stock	(48,295)	(4)	1,894,283	189	(185)	-	-
Services	-	-	21,884	2	141,756	-	141,758
Debt	-	-	4,607,361	462	20,732,657	-	20,733,119
Dividends from Series D Preferred stock	-	-	181,832	18	1,663,979	-	1,663,997
Board of director fees	-	-	3,661	-	47,500	-	47,500
Cash	-	-	(159)	-	(1,995)	-	(1,995)

Vesting and re-pricing of stock options	-	-	-	-	160,301	-	160,301

Beneficial conversion feature recorded as interest expense	-	-	-	-	15,349,074	-	15,349,074

Series D Preferred dividends	-	-	-	-	(1,042,897)	-	(1,042,897)

Issuance of common stock warrants for Board of Director fees	-	-	-	-	401,059	-	401,059

Net loss	-	-	-	-	-	(17,915,711)	(17,915,711)

Balance as of September 30, 2013	468	$1	9,805,503	$981	$290,391,697	$(266,429,337)	$23,963,342

See accompanying notes to consolidated financial statements.

SECUREALERT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2014

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Series D				Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2013	468	1	9,805,503	981	290,391,697	(266,429,337)	-	$23,963,342

Issuance of common stock for:
Conversion of Series D Preferred stock	(207)	-	16,907	2	(2)	-		-
Acquisitions of subsidiaries	-	-	236,469	24	4,499,976			4,500,000
Services	-	-	15,343	2	243,016	-		243,018
Exercise of options and warrants	-	-	10,646	1	7,999	-		8,000
Dividends from Series D Preferred stock	-	-	1,252	-	24,012	-		24,012
Board of director fees	-	-	7,010	1	127,499	-		127,500

Vesting of stock options	-	-	-	-	254,487	-		254,487

Stock offering costs	-	-	-	-	(34,735)	-		(34,735)

Series D Preferred dividends	-	-	-	-	(14,585)	-		(14,585)

Cash paid for repurchase of Series D Preferred Stock	(261)	(1)	-	-	(312,008)			(312,009)

Issuance of common stock warrants for Board of
Director fees	-	-	-	-	176,816	-		176,816

Foreign currency translation adjustments	-	-	-	-	-	-	(271,954)	(271,954)

Net loss	-	-	-	-	-	(8,747,844)		(8,527,526)

Balance as of September 30, 2014	-	$-	10,093,130	$1,009	$295,364,173	$(275,177,181)	$(271,954)	$20,136,365

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(8,747,844)	$(17,915,711)
Gain on sale of subsidiaries	-	(424,819)
Loss from discontinued operations	-	6,460
Loss from continuing operations	(8,747,844)	(18,334,070)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,457,991	2,414,270
Common stock issued for services	801,820	141,760
Accretion of debt discount and benficial conversion feature	286,399	15,954,355
Bad debt expense	125,961	-
Vesting and re-pricing of stock options	-	160,301
Fractional shares of common stock paid in cash	-	(1,996)
Impairment of monitoring equipment and parts	373,951	213,276
Issuance of warrants to related parties	-	128,559
Loss on disposal of property and equipment	3,710	4,740
Loss on disposal of monitoring equipment and parts	-	84,805
Change in assets and liabilities net of assets and liabilities acquired:
Accounts receivable, net	(193,030)	(652,749)
Notes receivable	(25,244)	63,978
Inventories	(1,727,400)	186,913
Prepaid expenses and other assets	604,506	107,576
Accounts payable	1,466,905	(1,473,530)
Accrued expenses	(1,339)	2,186,618
Deferred revenue	(8,674)	(345,896)
Net cash (used in) provided by operating activities	(4,582,288)	838,910

Cash flow from investing activities:
Purchase of property and equipment	(544,126)	(50,682)
Purchase of monitoring equipment and parts	-	(509,743)
Leasehold improvements	(1,330,068)	-
Payments for other assets	(3,163,802)	-
Cash acquired through acquisition	195,058	-
Payment related to acquisition	(8,050,167)	-
Proceeds from notes receivable	55,984	-
Net cash used in investing activities	(12,837,121)	(560,425)

Cash flow from financing activities:
Borrowings on related-party notes payable	1,200,000	2,800,000
Principal payments on related-party notes payable	(60,000)	-
Proceeds from notes payable	25,750,000	-
Principal payments on notes payable	(1,407,524)	(299,276)
Proceeds from issuance of common stock	8,000	-
Repurchase of Series D Convertible Preferred stock	(312,008)	-
Debt offering costs	(34,735)	-
Net cash provided by financing activities	25,143,733	2,500,724

Effect of exchange rate changes on cash	(4,930)	-

Cash flow from discontinued operations:
Net cash provided by operating activities	-	126,715
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	18,475
Net cash provided by discontinued operations	-	145,190

Net increase (decrease) in cash	7,719,394	2,924,399
Cash, beginning of year	3,382,428	458,029
Cash, end of year	$11,101,822	$3,382,428

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Cash paid for interest	$193,019	$238,080

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Series D preferred stock dividends
	24,012	1,663,997
Series D Preferred stock dividends earned	14,585	1,042,897
Issuance of warrants for accrued Board of Director fees	477,142	272,500
Issuance of common shares for settlement of debt	-	20,733,118
Issuance of common shares from the conversion of shares of Series D Preferred Stock
	-	189
Issuance of debt to repurchase royalty agreement	-	11,616,984
Issuance of stock for the acquisition of a subsidiary	4,500,000	-
Accretion of debt discount and beneficial conversion feature	-	15,954,355

See accompanying notes to consolidated financial statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

SecureAlert, Inc. and subsidiaries (DBA Track Group) (collectively, the “Company”) markets, monitors and leases ReliAlert™, Shadow and R.A.D.A.R. devices.  These devices are used to monitor convicted offenders that are on probation or parole in the criminal justice system or pretrial defendants.  ReliAlert™ and Shadow devices utilize GPS, radio frequencies, and cellular technologies in conjunction with a monitoring center that is staffed 24/7 and 365 days a year.  The Company believes that its technologies and services benefit law enforcement officials by allowing them to respond immediately to a problem involving the monitored offender.  ReliAlert™ devices are targeted to meet the needs of this market domestically as well as internationally.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SecureAlert, Inc. (DBA Track Group) and its subsidiaries. Additionally, during the fiscal year ended September 30, 2013, the Company formed a Chilean subsidiary and sold Midwest Monitoring & Surveillance, Inc. and Court Programs, Inc. During the year ended September 30, 2014, the Company acquired two additional subsidiaries (see Note 3 “Acquisitions” below). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period presented. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, certain assumptions related to the recoverability of intangible and long-lived assets, and fair market values of certain assets and liabilities.

Business Combinations

Business combinations are accounted for under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the contingent consideration is recorded at its probable fair value at the acquisition date. Any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that we obtained during the measurement period. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as performance measures, are recognized in earnings.

Foreign currency translation

The Chilean Peso and Israeli New Shekel are the functional currencies of Track Group – Chile and Track Group – Israel. Their respective balance sheets have been translated into USD at the exchange rate prevailing at the balance sheet date. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

Goodwill

Goodwill represents costs in excess of purchase price over the fair value of the assets of businesses acquired, including other identifiable intangible assets.

Other Intangible Assets

Other intangible assets principally consist of patents, royalty purchase agreements, developed technology acquired, customer relationships, trade name and capitalized website development costs.  The Company accounts for other intangible assets in accordance with generally accepted accounting principles and does not amortize intangible assets with indefinite lives.  The Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives which range from two to ten years.  The Company’s intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate possible impairment.

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

The Company had sales to entities which represent more than 10 percent of total revenues as follows for the years ended September 30:

	2014	%	2013	%

Customer A	$-	0%	$5,252,960	33%

Customer B	$1,501,940	12%	$1,622,327	10%

Customer C	$1,431,854	12%	$1,514,581	9%

No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2014 or 2013.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2014 and 2013, respectively, are shown in the table below:

	2014	%	2013	%

Customer A	$-	0%	$892,897	24%

Customer B	$499,040	13%	$732,163	20%

Customer C	$419,523	11%	$887,233	24%

Based upon the expected collectability of its accounts receivable, the Company maintains an allowance for doubtful accounts. Subsequent to the fiscal year ended September 30, 2014, the Company received $387,483 from Customer B and $518,137 from Customer C for a total of $905,620.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less.  The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had $10,572,702 and $3,128,187 of cash deposits in excess of federally insured limits as of September 30, 2014 and 2013, respectively.

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

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments.  The Company does not typically carry notes receivable in the course of its regular business, but had entered into an agreement with one of its customers during the fiscal year ended September 30, 2012.  Payments are under the note are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note.  The note requires monthly payments of $15,000 and matures in May 2014.  The note is currently in default and accrues interest at a rate of 17% per annum. As of September 30, 2014, the outstanding balance of the note was $156,323 and $15,211 of accrued interest.

Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.  The Company impaired its inventory by $153,633 and $211,555 during the fiscal years ended September 30, 2014 and 2013, respectively.

Inventory consists of raw materials that are used in the manufacturing of ReliAlert™, Shadow, and other tracking devices.  Completed ReliAlert™ and other tracking devices are reflected in Monitoring Equipment.  As of September 30, 2014 and 2013, respectively, inventory consisted of the following:

	2014	2013
Raw materials, work-in-process and finished goods inventory	$1,471,764	$615,144
Reserve for damaged or obsolete inventory	(223,500)	(148,043)
Total inventory, net of reserves	$1,248,264	$467,101

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

Property and equipment consisted of the following as of September 30, 2014 and 2013, respectively:

	2014	2013
Equipment, software and tooling	$2,571,450	$2,002,576
Automobiles	33,466	33,466
Leasehold improvements	1,294,386	127,162
Furniture and fixtures	253,466	247,218
Total property and equipment before accumulated depreciation	4,152,768	2,410,423
Accumulated depreciation	(2,292,521)	(2,092,221)
Property and equipment, net of accumulated depreciation	$1,860,247	$318,201

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2014 and 2013, the Company disposed of net property and equipment of $3,710 and $4,740, respectively.

Depreciation expense for the fiscal years ended September 30, 2014 and 2013 was $276,355 and $231,853, respectively.

Monitoring Equipment

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of three years. Monitoring equipment as of September 30, 2014 and 2013 is as follows:

	2014	2013
Monitoring equipment	$3,166,217	$2,420,042
Less: accumulated amortization	(1,251,551)	(1,183,346)
Monitoring equipment, net of accumulated depreciation	$1,914,666	$1,236,696

Amortization expense for the fiscal years ended September 30, 2014 and 2013 was $844,172 and $1,230,293, respectively.  These expenses were classified as a cost of revenues.

Monitoring equipment to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the fiscal years ended September 30, 2014 and 2013, the Company disposed and impaired lease monitoring equipment and parts of $209,757 and $296,526, respectively. In addition, the Company recognized $220,318 of impairment expense for future impairment of monitoring equipment during the year ended September 30, 2014. These impairment costs were included in cost of revenues.

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

The Company typically leases its devices under one-year contracts with customers that opt to use the Company’s monitoring services.  However, these contracts may be cancelled by either party at any time with 30 days’ notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or 7 to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

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

Geographical Information

The Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the fiscal years ended September 30, 2014 and 2013, are as follows:

	Fiscal Years Ended
	September 30,
	2014	2013
United States of America	$9,268,430	$7,179,043
Latin American countries	-	5,252,960
Caribbean countries and commonwealths	2,933,794	3,136,908
Other foreign countries	59,974	72,151
Total	$12,262,198	$15,641,062

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of September 30, 2014 and 2013, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	2014	2013	2014	2013
United States of America	$611,095	$318,201	$1,645,137	$878,823
Latin American countries	1,168,406	-	237,667	-
Caribbean countries and commonwealths	-	-	-	351,138
Other foreign countries	80,746	-	31,862	6,735
Total	$1,860,247	$318,201	$1,914,666	$1,236,696

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures in 2014 and 2013 were to further develop our TrackerPAL and ReliAlert portfolio of products and services, as well as other research and development costs incurred by a new subsidiary acquired during fiscal year 2014. For the fiscal years ended September 30, 2014 and 2013, research and development expenses were $1,605,662 and $987,934, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the fiscal years ended September 30, 2014 and 2013 was $60,505 and $30,782, respectively.

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2014 and September 30, 2013, the Company did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrnats to purchase shares of the Company's common stock, par value $0.0001 per share (“Common Stock”), and shares issuable upon conversion of preferred stock.  As of September 30, 2014 and 2013, there were 347,251 and 604,006 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The Common Stock equivalents outstanding as of September 30, 2014 and 2013 consisted of the following:

	2014	2013

Conversion of Series D Preferred stock	-	14,040
Exercise of outstanding Common Stock options and warrants	305,251	427,966
Exercise and conversion of outstanding Series D Preferred stock warrants	42,000	162,000
Total Common Stock equivalents	347,251	604,006

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

(3)	Acquisitions

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

The purchase price for the Shares was $7,811,404, payable in cash and shares of Registrant’s Common Stock as follows:

●	Cash to Seller of $311,404 at the closing;

●	Shares of Registrant’s Common Stock valued at $7,500,000, delivered to Seller as follows:

o	Common Stock valued at $1,600,000 delivered to Seller at the closing.

o
Common Stock valued at $2,900,000, delivered to an escrow agent (“Bank”) to be released by Bank to Seller after six months from the closing, conditioned upon Registrant’s verification that GPS Global’s global positioning satellite (“GPS”) products (the “Devices”) meet expected operating specifications;

o
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

o
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

As described above, shares of Common Stock valued at $3,000,000 may be payable based on sales of the GPS devices sold or leased. Management determined that it was probable that sales of GPS devices would exceed the number of units specified in the SPA, and has therefore, recognized a Stock Payable liability for the entire $3,000,000 value of common shares payable.

The total purchase price for the GPS Global acquisition was allocated to the net tangible and intangible assets based upon their fair values as of March 31, 2014 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. Goodwill recognized from this acquisition is not tax deductible. This acquisition provided the Company with additional research and development capabilities and enhanced technology which are expected to benefit current and future products.

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

(000's)
Purchase Price	$7,811
Current assets	$217
Inventory	17
Property and equipment	47
Monitoring equipment	48
Other non-current assets	21
Intangible assets	4,856
Tradename	192
Accounts payable and accrued expenses	(215)
Loan payable	(753)
Goodwill	3,381
Total fair value of assets acquired	$7,811

On June 2, 2014, the Company entered into a Stock Purchase Agreement (the “Emerge SPA”) to purchase from BFC Surety Group, Inc. all of the issued and outstanding shares and equity interests of Emerge Monitoring, Inc., a Florida corporation (“Emerge”), which is the direct owner of all of the issued and outstanding equity interests of Emerge Monitoring II, LLC, a Florida limited liability company and wholly-owned subsidiary of Emerge (“Emerge LLC”), and a majority (65%) of the equity interest of Integrated Monitoring Systems, LLC, a Colorado limited liability company and subsidiary of Emerge LLC. The Emerge SPA contains customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the Emerge SPA. Certain key employees of the acquired entities continued to operate the acquired entities following the closing. During June 2014, the Company also committed to purchase the remaining 35% minority equity interest of Integrated Monitoring Systems, LLC. This purchase occurred during July 2014.

The purchase price for the Emerge acquisition was $7,739,167, all of which was paid in cash. The total purchase price for the Emerge acquisition was allocated to the net tangible and intangible assets based upon their fair values as of June 1, 2014 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. Goodwill recognized as a result of this acquisition is fully deductible for tax purposes. This acquisition provided the Company with significant customer relationships, an experienced sales and management team and additional alcohol monitoring product offerings.

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

Inventory	$451
Property and equipment	227
Other assets	109
Developed technology	1,600
Customer contracts/relationships	1,860
Tradename/Trademarks	110
Liabilities	30
Goodwill	3,382
Total fair value of assets acquired	$7,739

Subsequent to September 30, 2014, the Company entered into a share purchase agreement (“G2 Agreement”) with Track Group Analytics Limited, a company formed under the laws of the providence of Nova Scotia (“G2”), all issued and outstanding shares and equity interests of G2 for an aggregate purchase price of up to CAD$4.6 million, of which CAD$2.0 million was paid in cash to the Shareholders at closing. See Note 14, “Subsequent Events” below for a more detailed description of the G2 acquisition. As of the date that these consolidated financial statements were issued, the Company was in the process of determining the value of assets and liabilities acquired in connection to this acquisition.

Summary of Pro-forma Information (Unaudited)

The pro-forma information below for the year ended September 30, 2014 and 2013 gives effect to the acquisitions as if they had occurred on October 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	For the Year Ended
	September 30,
	Unaudited
	2014	2013

Revenues	16,445,410	18,668,162
Loss from operations	(8,617,692)	(2,388,277)
Net loss attributable to the Company	(8,924,681)	(19,413,822)
Basic income per share	(1.11)	(3.80)
Diluted income per share	(1.11)	(3.80)
Net loss attributable to common shareholders	(8,939,266)	(20,456,519)
Basic income per share	(0.88)	(4.00)
Diluted income per share	(0.88)	(4.00)

(4)	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2014 and 2013:

	2014	2013
Accrued royalties	$-	$714,400
Accrued payroll, taxes and employee benefits	822,847	473,179
Accrued consulting	267,300	317,300
Accrued taxes - foreign and domestic	203,941	262,880
Accrued settlement costs	52,000	76,000
Accrued board of directors fees	120,000	68,090
Accrued other expenses	374,298	65,903
Accrued legal costs	6,454	57,001
Accrued cellular costs	25,000	55,000
Accrued outside services	23,562	33,022
Accrued warranty and manufacturing costs	14,031	30,622
Accrued interest	504,124	27,394
Total accrued expenses	$2,413,557	$2,180,791

(5)	Certain Relationships and Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended September 30, 2014 and 2013. These transactions consist mainly of financing transactions and service agreements.  Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Royalty Agreement

On August 4, 2011, with an effective date of July 1, 2011, we entered into an agreement (the “Royalty Agreement”) with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“Borinquen”) to purchase Borinquen’s wholly-owned subsidiary, International Surveillance Services Corporation, a Puerto Rico corporation (“ISS”) in consideration of 310,000 shares of our Common Stock, valued at the market price on the date of the Royalty Agreement at $16.40 per share, or $5,084,000.  We also agreed to pay to Borinquen quarterly royalty payments in an amount equal to 20% of our net revenues from the sale or lease of our monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years.  On February 1, 2013, we redeemed and terminated this royalty obligation in February 2013 for a total cost of $13.0 million using the proceeds of a $16.7 million loan from a related party, Sapinda Asia Limited (“Sapinda Asia”). In addition to the $13.0 million used to terminate the Royalty Agreement, we used the remaining $3.7 million as operating capital during the 2013 fiscal year. During the fiscal year ended September 30, 2013, the Company recorded a debt discount of $14,296,296 which was recorded as interest expense to account for a beneficial conversion feature in connection with the Loan. Additionally, $605,281 of interest expense was recorded during the fiscal year ended 2013 to record accretion of debt discount. On September 30, 2013, Sapinda Asia converted all outstanding principal and interest in connection with the Loan in the amount of $17,576,627 into 3,905,917 shares of Common Stock at a rate of $4.50 per share.

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. As of September 30, 2013, no advances have been made under this loan and the Company had accrued $23,868 in interest liability on the Revolving Loan.  On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer.The loan initially matured in June 2014; however, the note was extended and now matures in December 2015.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia, a significant shareholder.  The unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014. The note initially matured in November 2014. However, the maturity date of the note was subsequently extended to November 2015.  As of September 30, 2014, the Company owed $1,500,000 of principal and $43,726 of accrued interest on the note.

Related-Party Service Agreement

During the fiscal year ended September 30, 2013, the Company entered into an agreement with Paranet Solutions, LLC to provide the following primary services:  (i) procurement of hardware and software necessary to ensure that vital databases are available in the event of a disaster (backup and disaster recovery system); and (ii) providing the security of all data and the integrity of such data against all loss of data, misappropriation of data by Paranet, its employees and affiliates.  David S. Boone, a director and member of the Company’s Executive Committee, was the Chief Executive Officer of Paranet until August 2014.

As consideration for these services, the Company agreed to pay Paranet $4,500 per month.  The arrangement can be terminated by either party for any reason upon ninety (90) days written notice to the other party. During the years ended September 30, 2014 and 2013, the Company paid Paranet $461,223 and $8,552, respectively.

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

Facility Agreement

On January 3, 2014, we entered into an unsecured Facility Agreement with Tetra House Pte. Ltd., a related-party entity, controlled by our Chairman, Guy Dubois.  Under this agreement, we may borrow up to $25,000,000 for working capital and acquisitions purposes. The loan bears interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. In addition, we agreed to pay Tetra House an arrangement fee equal to 3% of the aggregate maximum amount under the loan. On January 14, 2014 Tetra House assigned the Facility Agreement to Conrent Invest S.A.  Since January 3, 2014, we have borrowed $25,000,000 under the Facility Agreement. The borrowed funds have been used for acquisitions and for general corporate purposes. The Facility Agreement was reviewed and approved by disinterested and independent members of the Board of Directors, David S. Boone, Winfried Kunz, Dan L. Mabey and George F. Schmitt.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	2014	2013
Loan from a significant shareholder with an interest rate of 8% per annum.
Principal and interest due at maturity on December 30, 2015.	$1,200,000	$-
Promissory note with a significant shareholder with an interest rate of 8% per
annum. Principal and interest due at maturity on November 19, 2015.	1,500,000	-
Convertible debenture of $16,700,000 from a significant shareholder with an interest rate of 8% per annum. On September 30, 2013, $16,640,000 plus accrued interest of
$936,627 was converted into 3,905,917 shares of Common Stock and in October 2013, the
Company paid $60,000 in cash to pay off the debenture.	-	60,000

Total related-party debt obligations	2,700,000	60,000
Less current portion	-	(60,000)
Long-term debt, net of current portion	$2,700,000	$-

(6)           Debt Obligations

Debt obligations as of September 30, 2014 and 2013, consisted of the following:

	September 30,	September 30,
	2014	2013
Unsecured facility agreement with an entity whereby the Company may borrow up to $25 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. A $750,000 origination fee or 3% on the total amount under the agreement was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of September 30, 2014, the remaining debt discount was $468,750.	$24,531,250	$-
The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	3,187,500	-
Note issued in connection with the acquisition of a subsidiary and matures in December 2014.	9,630	64,111
Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	46,021	59,266
Automobile loan with a financial institution secured by the vehicle. Interest rate is 7.06%, due June 2014. This loan was paid off in February 2014	-	5,306
Related notes payable for $1.5 million and $1.2 million, due December 31, 2015 and November 19, 2015, respectively	2,700,000	-
Total debt obligations	30,474,401	128,683
Less current portion	(1,906,040)	(88,095)
Long-term portion of related party debt	(2,700,000)	-
Long-term debt, net of current portion	$25,868,361	$(40,588)

The following table summarizes the Company’s future maturities of debt and related party obligations as of September 30, 2014:

Fiscal Year	Total
2015	$1,906,040
2016	28,548,192
2017	4,444
2018	4,450
2019 & thereafter	11,275

Total	$30,474,401

The following table summarizes the Company’s capital lease obligations included in the schedules of debt and debt obligations above as of September 30, 2014:

Fiscal Year	Total
2015	$21,409
2016	4,442
2017	4,444
2018	4,450
Thereafter	11,275
Total minimum lease payments	46,020
Less: amount representing interest	(10,351)
Present value of net minimum lease payments	35,669
Less: current portion	(4,440)
Obligation under capital leases - long-term	$31,229

As of September 30, 2014 and 2013, the Company had total capital lease obligations of $35,669 and $59,266, the current portion being $4,440 and $31,576, respectively. At September 30, 2014 and 2013, accumulated amortization of assets under capital lease was $55,473 and $40,932, respectively.

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

Series D Convertible Preferred Stock

The Company has designated 85,000 shares of its stock as Series D Preferred stock (“Series D Preferred”).  During the year ended September 30, 2014 and 2013, the Company did not issue any additional new shares of Series D Preferred, however the Company exchanged 207 shares of Series D Preferred for 16,907 shares of Common Stock. Additionally, the Company repurchased 261 shares of Series D Preferred for $312,008 during the year ended September 30, 2014. As a result of these transactions, there were no shares of Series D Preferred outstanding at September 30, 2014.

Dividends
The Series D Preferred is entitled to dividends at the rate equal to 8% per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of Common Stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of Common Stock of the Company, the number of shares to be issued is based on the average per share market price of the Common Stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.

During the year ended September 30, 2014 and 2013, the Company issued 1,249 and 181,832 shares of Common Stock to pay $24,012 and $1,663,997 of accrued dividends on the Series D Preferred earned during the nine months ended March 31, 2014 and 2013, respectively.

Convertibility
Each share of Series D Preferred stock may be converted into thirty (30) shares of Common Stock, commencing 90 days after the date of issue. During the year ended September 30, 2014 and 2013, 207 and 48,295 shares of Series D Preferred were converted into 16,907 and 1,894,283 shares of Common Stock, respectively. As of September 30, 2014, there were no shares of Series D Preferred outstanding.

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

Series D Preferred Stock Warrants
As of September 30, 2014, 42,000 warrants to purchase Series D Preferred stock at an exercise price of $16.67 per share were issued and outstanding. During the fiscal years ended September 30, 2014 and 2013, no shares of Series D Preferred or warrants were issued or exercised.

(8)	Common Stock

Authorized Shares

The Company held an Annual Shareholders meeting on February 28, 2013, at which time the shareholders approved a reverse stock split at a ratio of 200 for 1 and reduced the total authorized shares of Common Stock to 15,000,000 shares. The retroactive effect of the reverse stock split has been reflected throughout these financial statements.

Common Stock Issuances

During the fiscal year ended September 30, 2014, the Company issued 287,627 shares of Common Stock.  Of these shares, 16,907 shares were issued upon conversion of 207 shares of Series D Preferred; 15,343 shares were issued for services rendered to the Company valued at $243,018; 236,469 shares valued at $4,500,000 were issued in connection with the acquisition of a subsidiary; 10,646 shares valued at $8,000 were issued upon the exercise of options and warrants; 1,252 shares were issued to pay dividends from Series D Preferred of $24,012; and 7,010 shares were issued to pay Board of Director fees of $127,500.

During the fiscal year ended September 30, 2013, the Company issued 6,709,021 shares of Common Stock.  Of these shares, 1,894,283 shares were issued upon conversion of 48,295 shares of Series D Preferred; 21,884 shares were issued for services rendered to the Company valued at $141,758; 4,607,361 shares were issued in connection with debt and accrued interest of $20,733,119; 181,832 shares were issued to pay dividends from Series D Preferred of $1,663,997; and 3,661 shares were issued to pay Board of Director fees of $47,500.

(9)	Stock Options and Warrants

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), which had previously been adopted by the Board of Directors of the Company.  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the fiscal years ended September 30, 2014 and 2013, there were no options were issued under this 2012 Plan. During the year ended September 30, 2014, we issued 8,787 shares of Common Stock under this plan. As of September 30, 2014, 51,213 shares of Common Stock were available for future grants under the 2012 Plan.

All Options and Warrants

During the fiscal year ended September 30, 2014, the Company granted 69,356 warrants to members of its Board of Directors, valued at $391,578. The Company also granted 15,000 warrants to an employee valued at $76,880. As of September 30, 2014, $200,218 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

During the fiscal year ended September 30, 2013, the Company granted 143,937 warrants to members of its Board of Directors, valued at $701,062. As of September 30, 2013, $154,378 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2014 and 2013 using the Black-Scholes model, respectively:

	Fiscal Years Ended
	September 30,
	2014	2013
Expected cash dividend yield	-	-
Expected stock price volatility	0%	108%
Risk-free interest rate	0.65%	0.18%
Expected life of options	1.05 Years	1.38 Years

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

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2014 and 2013 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	336,782	$28.00
Granted	143,937	$11.18
Expired	(52,754)	$76.97

Outstanding as of September 30, 2013	427,965	$16.12
Granted	84,356	$18.04
Expired	(141,177)	$17.50
Exercised	(65,893)	$18.04

Outstanding as of September 30, 2014	305,251	$15.71	1.05 years	$487,402
Exercisable as of September 30, 2014	270,867	$15.49	0.97 years	$487,402

The fiscal year end intrinsic values are based on a September 30, 2014 closing price of $14.70 per share. The intrinsic value of options and warrants exercised during the year ended September 30, 2014 was $191,916.

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

For the fiscal years ended September 30, 2014 and 2013, the Company incurred net losses for income tax purposes of $8,419,359 and $3,427,372, respectively.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2014, the Company had net carryforwards available to offset future taxable income of approximately $203,000,000 which will begin to expire in 2020.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. As part of a debt conversion to Common Stock on September 30, 2013 the Company believes a Section 382 ownership change occurred. In general, a Section 382 ownership change occurs if there is a cumulative change in ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of September 30, 2014, approximately $66,000,000 is subject to an annual Section 382 limitation of approximately $6,200,000 per year due to the ownership change. Since the Company maintains a full valuation allowance on all of its U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of its U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the year ended September 30, 2014, or on the Company’s net deferred tax asset as of September 30, 2014.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2014	2013
Net loss carryforwards	$50,933,000	$72,208,000
Accruals and reserves	281,000	1,562,000
Contributions	8,000	8,000
Depreciation	79,000	42,000
Stock-based compensation	5,980,000	5,880,000
Valuation allowance	(57,282,000)	(79,700,000)
Customer advances	1,000	-
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2014 and 2013 are as follows:

	Fiscal Years Ended
	September 30,
	2014	2013
Federal income tax benefit at statutory rate	$2,863,000	$6,091,000
State income tax benefit, net of federal income tax effect	278,000	591,000
Change in estimated tax rate and gain (loss) on non-deductible expenses	(5,000)	(5,556,000)
Loss of operating loss for IRC Sec 382 limitation	(24,738,000)	-
Loss of operating loss for entities sold	-	778,000
Change in valuation allowance	21,602,000	(348,000)
Benefit for income taxes	$-	$-

During the fiscal year ended September 30, 2013, the Company began recognizing revenues from international sources from its products and monitoring services.  During the fiscal year ended September 30, 2013, the Company began recognizing a liability for value-added taxes which will be due upon collection. The liability for these value added taxes at September 30, 2014 was $74,184.

The Company’s open tax years for its federal and state income tax returns are for the tax years ended September 30, 2011 through September 30, 2014.

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

Operating Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2014:

Fiscal Year	Total

2015	$299,121
2016	269,149
2017	109,069
Thereafter	89,718

Total	$767,057

The total operating lease obligations of $767,057 consist of the following: $721,037 from facilities operating leases and $46,020 from equipment leases. During the years ended September 30, 2014 and 2013, the Company paid $381,156 and $350,073, in lease payment obligations, respectively.

Intellectual Property Settlement

In January 2010, the Company entered into an intellectual property settlement agreement with an entity whereby the Company agreed to begin paying the greater of a 6% royalty or $0.35 per activated device of monitoring revenues, subject to certain adjustments. The Company and other party disagree with the methodology used to calculate such royalty; litigation was filed by the Company in December 2013 to resolve the matter. During the year ended September 30, 2013, the Company negotiated a settlement of this litigation. Under the terms of the settlement, both parties restructured their relationship and provided reciprocal licenses for all patents listed in the settlement agreement effective January 29, 2010.  In addition, each party provided the other with a reciprocal license for future patents awarded the respective party. The Company also agreed to pay the entity a total of $4,500,000 in 24 equal monthly installments of $187,500 in exchange for the granting of a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents held by the entity.

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

International Importation Audit

During the fiscal year ended September 30, 2013, the Company was notified that several international importation documents were selected to be audited by a taxing authority. The Company submitted documentation to comply with the country’s requirements; and the audit was finalized during the year ended September 30, 2014. The same international taxing authority selected additional importation documents to be audited for the year ended September 30, 2014 The Company has submitted documentation to comply with the country’s requirements. As of the date of this report, the audit results and potential penalties (if any) are uncertain.

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

There were no assets and liabilities of Midwest and Court Programs reported as discontinued operations for the fiscal years ended September 30, 2014 and 2013, respectively.

The following is a summary of the operating results of discontinued operations for the fiscal years ended September 30, 2014 and 2013:

	2014	2013
Revenues	$-	$477,298
Cost of revenues	-	(163,487)
Gross profit	-	313,811
Selling, general and administrative expense	-	(319,976)
Loss from operations	-	(6,165)
Other expense	-	(295)
Net loss from discontinued operations	$-	$(6,460)

(13)           Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2014 and 2013, respectively:

2014	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patent & royalty agreements	7.99	$21,170,565	$(2,405,668)	$18,764,897
Developed technology	8.97	6,190,083	(318,054)	5,872,029
Customer relationships	7.7	1,860,000	(81,447)	1,778,553
Trade name	9.64	291,486	(13,725)	277,761
Website	3	50,386	-	50,386
Total		29,562,520	(2,818,894)	26,743,626

2013	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patent & royalty agreements	5.86	$16,670,567	$(1,256,647)	$15,413,920
Total		16,670,567	(1,256,647)	15,413,920

The intangible assets summarized above were purchased on various dates from January 2010 through June 2014. The assets have useful lives ranging from six to ten years. Amortization expense for the years ended September 30, 2014 and 2013 was $1,563,416 and $929,108, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2014:

Fiscal Year
2015	2,352,735
2016	2,352,735
2017	2,352,735
2018	2,388,505
2019	2,332,236
Thereafter	14,964,680
Total	26,743,626

Goodwill – During the year ended September 30, 2014, the Company recognized goodwill as a result of acquisitions discussed in the Acquisitions footnote. In accordance with accounting principles generally accepted in the United States of America the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the goodwill for impairment as of September 30, 2014. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30 consisted of the following:

	September 30,
	2014	2013
Balance - beginning of year	$-	$-
Additions resulting from acquisitions:
Acquisition of GPS Global Tracking & Surveillance, Ltd.	3,381,000	-
Acquisition of Emerge Monitoring, Inc.	3,381,754	-
Foreign currency translation adjustment	(185,145)
Balance - end of year	6,577,609	-

(14)           Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to September 30, 2014, the following events occurred:

On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “G2 Agreement”) to purchase from the existing Shareholders of G2 all issued and outstanding shares and equity interests of G2 (collectively the “Shares”) for an aggregate purchase price of up to CAD$4.6 million (the “G2 Acquisition”), of which CAD$2.0 million was paid in cash to the Shareholders on the Closing Date. Pursuant to the terms and conditions of the Agreement, the remainder of the purchase price will be paid as follows: (i) CAD$600,000 will be paid to the Shareholders in shares of Common Stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the remaining one-half will be issued on the two-year anniversary of the Closing Date; and (ii) the remaining CAD$2.0 million will be paid to the Shareholders in shares of Common Stock periodically, over the course the two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the G2 Agreement. The G2 Agreement also provides for customary representations, warranties and covenants, including provisions for indemnification, and is subject to customary closing conditions. Following the G2 Acquisition, G2’s executive leadership and employees will be integrated with the Company but will operate from G2’s existing offices in Halifax, Nova Scotia, Canada. The Company issued 38,499 shares of Common Stock subsequent to September 30, 2014 in connection to this acquisition. As of the date that these consolidated financial statements were issued, the Company was in the process of determining the value of assets and liabilities acquired in connection to this acquisition.