Form 10-Q
period 2014-12-31
SecureAlert, Inc.
filed 2015-02-11
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153

SecureAlert, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0543981
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification Number)

405 S. Main Street, Suite 700, Salt Lake City, Utah 84111
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

The number of shares outstanding of the registrant’s common stock as of February 11, 2015 was 10,131,629.

SecureAlert, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2014

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
Assets	2014	2014
Current assets:
Cash	$5,188,582	$11,101,822
Accounts receivable, net of allowance for doubtful accounts of $4,070,000, respectively	5,202,473	3,788,207
Notes receivable, current portion	281,631	273,964
Prepaid expenses and other current assets	1,007,068	1,226,054
Inventory, net of reserves of $225,900 and $223,500, respectively	1,434,515	1,248,264
Total current assets	13,114,269	17,638,311
Property and equipment, net of accumulated depreciation of $2,486,779 and $2,292,521, respectively	1,881,028	1,860,247
Monitoring equipment, net of accumulated amortization of $1,449,671 and $1,251,551, respectively	2,057,078	1,914,666
Intangible assets, net of accumulated amortization of $3,389,500 and $2,818,894, respectively	25,934,994	26,743,626
Goodwill	10,455,453	6,577,609
Other assets	3,739,925	3,150,428
Total assets	$57,182,747	$57,884,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,370,524	$1,995,607
Accrued liabilities	2,876,658	2,413,557
Current portion of long-term related-party debt	2,700,000	-
Current portion of long-term debt, net of discount of $9,529 and $375,370, respectively	4,917	1,906,040
Total current liabilities	6,952,099	6,315,204
Stock payable - acquisitions	4,771,000	3,000,000
Long-term portion of related party debt, net of current portion	-	2,700,000
Long-term portion of debt, net of current portion and discount of $375,000 and $93,750, respectively	27,640,886	25,868,361
Other long-term liabilities	88,840	85,275
Total liabilities	39,452,825	37,968,840

Stockholders’ equity:
Preferred stock:	-	-
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; 0 shares outstanding
Common stock, $0.0001 par value: 15,000,000 shares authorized; 10,131,629 and 10,093,130 shares outstanding, respectively	1,013	1,009
Additional paid-in capital	296,020,137	295,364,173
Accumulated other comprehensive loss	(898,832)	(271,954)
Accumulated deficit	(277,392,396)	(275,177,181)
Total equity	17,729,922	19,916,047
Total liabilities and stockholders’ equity	$57,182,747	$57,884,887

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Revenues:
Products	$91,589	$65,611
Monitoring and other related services	4,529,030	2,593,683
Total revenues	4,620,619	2,659,294

Cost of revenues:
Products	21,357	62,721
Monitoring and other related services	1,968,730	1,261,108
Impairment of monitoring equipment and parts (Note 13)	55,080	75,000
Total cost of revenues	2,045,167	1,398,829

Gross profit	2,575,452	1,260,465

Operating expenses:
Selling, general and administrative expense	3,739,681	2,171,447
Research and development	464,178	319,570

Loss from continuing operations	(1,628,407)	(1,230,552)

Other income (expense):
Currency exchange rate gain (loss)	80,562	(7,035)
Interest income	11,450	11,223
Interest expense, net	(683,941)	(43,918)
Other income, net	5,121	89
Net loss from continuing operations	(2,215,215)	(1,270,193)

Dividends on Series D Preferred	-	(9,427)
Net loss attributable to common stockholders	$(2,215,215)	$(1,279,620)
Foreign currency translation adjustments	(626,878)	-
Comprehensive Loss	$(2,842,093)	$(1,279,620)
Net loss per common share, basic and diluted from continuing operations	$(0.22)	$(0.13)

Weighted average common shares outstanding, basic and diluted	10,108,000	9,808,000

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31
	2014	2013
Cash flows from operating activities:
Net Loss	$(2,215,215)	$(1,270,193)
Adjustments to reconcile net loss to net cash used and provided by in operating activities:
Depreciation and amortization	997,120	459,799
Vesting of stock options and warrants granted for services	75,082	71,250
Issuance of common stock for services	-	15,000
Amortization of debt discount	89,821	2,118
Issuance of warrants with related parties	-	53,946
Impairment of monitoring equipment and parts	55,080	75,000
Loss on disposal of monitoring equipment and parts	12,575	10,771
Change in assets and liabilities:
Accounts receivable, net	(2,041,899)	158,508
Notes receivable	(7,667)	37,403
Inventories	(403,794)	(63,498)
Prepaid expenses and other assets	(182,680)	(446,379)
Accounts payable	680,288	322,535
Accrued expenses	450,615	52,808
Deferred revenue	(10,792)	11
Net cash used in operating activities	(2,501,466)	(520,921)

Cash flow from investing activities:
Purchase of property and equipment	(2,317)	(62,082)
Purchase of monitoring equipment and parts	(837,014)	(750,189)
Cash paid for purchase of subsidiary and other investments	(1,937,902)	-
Cash deposit in escrow to secure international bond	-	(3,346,622)
Net cash used in investing activities	(2,777,233)	(4,158,893)

Cash flow from financing activities:
Borrowings on related-party notes payable	-	2,700,000
Proceeds from exercise of options and warrants	-	8,000
Principal payments on related party notes payable	-	(60,000)
Principal payments on notes payable	(598,251)	(24,336)
Net cash provided (used) by financing activities	(598,251)	2,623,664

Foreign currency translation adjustments	(36,290)	-
Net decrease in cash	(5,913,240)	(2,056,150)
Cash, beginning of period	11,101,822	3,382,428
Cash, end of period	$5,188,582	$1,326,278

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash paid for interest	$3,086	$7,519

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Series D Preferred stock dividends	-	9,427
Series D Preferred stock dividends earned	-	9,427
Issuance of common stock in connection with the acquisition of a subsidiary	580,886	-

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc., dba TrackGroup, and subsidiaries (collectively, the “Company”, “SecureAlert”, or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2014, and results of its operations for the three months ended December 31, 2014 and 2013.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three months ended December 31, 2014 may not be indicative of the results for the fiscal year ending September 30, 2015.

(2)  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of SecureAlert and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(3)  RECENTLY ISSUED ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $55,080 and $75,000 of impairment expenses related to monitoring equipment for the three months ended December 31, 2014 and 2013, respectively.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at December 31, 2014. Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity.

(7)  GEOGRAPHIC INFORMATION

During the three months ended December 31, 2014, the Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products and services.  The revenues recognized by geographic area for the three months ended December 31, 2014 and 2013, are as follows:

	Three Months Ended December 31,
	2014	2013
United States of America	$3,364,318	$1,884,164
Latin American countries	432,929	-
Caribbean countries and commonwealths	763,736	756,678
Other foreign countries	59,236	18,452
Total	$4,620,219	$2,659,294

The long-lived assets, net of accumulated depreciation, used in the generation of revenues by geographic area as of December 31, 2014 and September 30, 2014, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
United States of America	$568,127	$611,095	$1,406,581	$1,645,137
Latin American countries	1,200,687	1,168,406	626,628	237,667
Caribbean countries and commonwealths	-	-	-	-
Other foreign countries	112,214	80,746	23,869	31,862
Total	$1,881,028	$1,860,247	$2,057,078	$1,914,666

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2014 and 2013, there were 323,251 and 466,094 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Conversion of Series D Preferred	-	24,503
Exercise of outstanding common stock options and warrants	281,251	399,591
Exercise and conversion of outstanding Series D Preferred warrants	42,000	42,000
Total common stock equivalents	323,251	466,094

(9)  ACQUISITIONS

GPS Global

On March 12, 2014, the Company entered into a Share Purchase Agreement (the “GPS Global SPA”) to purchase from Eli Sabag, an individual resident of the State of Israel, all of the issued and outstanding shares of GPS Global Tracking and Surveillance System Ltd., a company formed under the laws of and operating in the State of Israel (“GPS Global”). The GPS Global SPA contained customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the agreement. Subsequent to the closing, the Mr. Sabag and certain key employees of GPS Global entered into employment agreements and continue to operate GPS Global. The GPS Global SPA also granted Mr. Sabag the right for a three-year period following the closing to nominate one director to serve on the Company’s board and on GPS Global’s board of directors. The closing of the transaction, which occurred on April 1, 2014, was subject to customary closing conditions.  Subsequently, the Company changed the name of GPS Global to Track Group International Ltd.

The purchase price for the issued and outstanding shares of GPS Global is $7,811,404, payable in cash and shares of the Company's common stock as follows:

●	Cash to Mr. Sabag of $311,404 at the closing;

●	Shares of the Company's common stock valued at $7,500,000, delivered to Mr. Sabag as follows:

●	Common stock valued at $1,600,000 delivered to Mr. Sabag at the closing;

●
Common stock valued at $2,900,000, delivered to an escrow agent to be released by Bank to Mr. Sabag after six months from the closing, conditioned upon the Company's verification that GPS Global’s global positioning satellite (“GPS”) products (the “Devices”) meet expected operating specifications;

●
Common stock valued at $1,000,000, the number of shares to be determined by dividing $1,000,000 by the weighted average closing price of the Company’s common stock for the 60 consecutive trading days preceding the third business day prior to release of such shares, to be issued to Mr. Sabag within 30 days of certification that GPS Global has sold or leased a minimum of 1,500 of its Devices under revenue-generating contracts; and

●
Common stock valued at $2,000,000,  the number of shares to be determined by dividing $2,000,000 by the weighted average closing price of the Company’s common stock for the 60 consecutive trading days preceding the third business day prior to release of such shares, to be issued to Mr. Sabag within 30 days of certification that GPS Global has sold or leased a minimum of 2,500 of its Devices under revenue-generating contracts, in addition to the 1,500 Devices previously mentioned (i.e., a minimum of 4,000 Devices sold or leased).

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

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date of GPS Global (in thousands).

Current assets	$217
Inventory	17
Property and equipment	47
Monitoring equipment	48
Other non-current assets	21
Intangible assets	4,856
Tradename	192
Accounts payable and accrued expenses	(215)
Loan payable	(753)
Goodwill	3,381
Total fair value of assets acquired	$7,811

Emerge

On June 2, 2014, the Company entered into a Stock Purchase Agreement (the “ Emerge SPA”) to purchase from BFC Surety Group, Inc. all of the issued and outstanding shares and equity interests of Emerge Monitoring, Inc., a Florida corporation (“Emerge”), which is the direct owner of all of the issued and outstanding equity interests of Emerge Monitoring II, LLC, a Florida limited liability company and wholly-owned subsidiary of Emerge (“Emerge LLC”), and a majority (65%) of the equity interest of Integrated Monitoring Systems, LLC, a Colorado limited liability company and subsidiary of Emerge LLC (the “Emerge Acquisition”). The Emerge SPA contains customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the agreement. Certain key employees of the acquired entities continued to operate the acquired entities following the closing. During June 2014, the Company also committed to purchase the remaining 35% minority equity interest of Integrated Monitoring Systems, LLC, which was completed during the fiscal year ended September 30, 2014.

The purchase price for the Emerge Acquisition was $7,739,167, all of which was paid in cash during the year ended September 30, 2014. The total purchase price for the Emerge Acquisition was allocated to the net tangible and intangible assets based upon their fair values as of June 1, 2014 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The Emerge Acquisition provided the Company with significant customer relationships, an experienced sales and management team and additional alcohol monitoring product offerings.

The following table summarizes the fair values of the assets and liabilities assumed at the Emerge Acquisition date (in thousands).

Inventory	$451
Property and equipment	227
Other assets	109
Developed technology	1,600
Customer contracts/relationships	1,860
Tradename /trademarks	110
Goodwill	3,382
Total fair value of assets acquired	$7,739

Track Group Analytics Limited

On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “TGA Purchase Agreement”) to purchase from the existing shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares and equity interests of TGA for an aggregate purchase price of up to CAD$4.6 million (the “TGA Acquisition”), of which CAD$2.0 million was paid in cash to the TGA shareholders on the Closing Date. Pursuant to the terms and conditions of the TGA Purchase Agreement, the remainder of the purchase price will be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of common stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the remaining one-half will be issued on the two-year anniversary of the Closing Date; and (ii) the remaining CAD$2.0 million will be paid to the former TGA shareholders in shares of common stock periodically, over the course the two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the TGA Purchase Agreement. The TGA Purchase Agreement also provides for customary representations, warranties and covenants, including provisions for indemnification, and is subject to customary closing conditions. As of December 31, 2014, the Company had issued 38,499 shares of common stock in connection to this acquisition.

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

Current assets	$477
Property and equipment	5
Accounts payable and accrued expenses	(65)
Loan payable	(381)
Goodwill	4,050
Total fair value of assets acquired	$4,086

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the three months ended December 31, 2014 and 2013 gives effect to each of the acquisitions described herein as, if the acquisitions had occurred on October 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended December 31,
	2014	2013
Revenues	$4,976,416	$4,289,544
Loss from operations	(1,513,379)	(4,961,452)
Net loss attributable to the Company	(1,944,824)	(4,368,889)
Basic income per share	(0.19)	(0.43)
Diluted income per share	(0.19)	(0.43)
Net loss attributable to common shareholders	(1,924,388)	(4,378,316)
Basic income per share	(0.19)	(0.43)
Diluted income per share	(0.19)	(0.43)

(10)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2014 and September 30, 2014, the outstanding balance of prepaid and other expenses was $1,007,068 and $1,226,054, respectively.  The $1,007,068 as of December 31, 2014 is comprised primarily of prepayments toward inventory purchases, deposits and other prepaid expenses.

(11)  INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of raw materials that are used in the manufacturing of ReliAlert™, Shadow, and other tracking devices, completed ReliAlert™, R.A.D.A.R. and other tracking devices. Tracking devices deployed are reflected in Monitoring Equipment.  As of December 31, 2014 and September 30, 2014, respectively, inventory consisted of the following:

	December 31,	September 30,
	2014	2014
Raw materials, work-in-process, and finished goods	$1,660,415	$1,471,764
Reserve for damaged or obsolete inventory	(225,900)	(223,500)
Total inventory, net of reserves	$1,434,515	$1,248,264

(12)  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and September 30, 2014, were as follows:

	December 31,	September 30,
	2014	2014
Equipment, software and tooling	$2,751,312	$2,571,450
Automobiles	33,466	33,466
Leasehold improvements	1,316,120	1,294,386
Furniture and fixtures	266,909	253,466
Total property and equipment before accumulated depreciation	4,367,807	4,152,768
Accumulated depreciation	(2,486,779)	(2,292,521)
Property and equipment, net of accumulated depreciation	$1,881,028	$1,860,247

Depreciation expense for the three months ended December 31, 2014 and 2013 was $170,907 and $47,175, respectively.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell the property. Any gains or losses are recognized in the results of operations.  During the three months ended December 31, 2014 the Company did not dispose of property and equipment.

(13)  MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2014 and September 30, 2014, was as follows:

	December 31,	September 30,
	2014	2014
Monitoring equipment	$3,506,749	$3,166,217
Less: accumulated depreciation	(1,449,671)	(1,251,551)
Monitoring equipment, net of accumulated depreciation	$2,057,078	$1,914,666

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three to five years.

Depreciation expense related to monitoring equipment for the three months ended December 31, 2014 and 2013 was $228,050 and $190,992, respectively. Additionally, the Company reserved $275,398 for future monitoring equipment impairment, of which $55,080 was recognized as impairment expense during the three months ended December 31, 2014. These expenses have been recognized in cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell the assets.  During the three months ended December 31, 2014 and 2013, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $12,575 and $10,771, respectively.

(14)  INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the first fiscal quarter ended December 31, 2014:

	December 31, 2014	September 30, 2014
Other intangible assets:
Patent license agreement	$4,550,000	$4,550,000
Royalty agreements	16,620,565	16,620,565
Technology	5,961,110	6,190,083
Customer relationships	1,860,000	1,860,000
Trade name	282,433	291,486
Other	50,386	50,386
Total intangible assets	29,324,494	29,562,520
Accumulated amortization	(3,389,500)	(2,818,894)
Intangible assets, net of accumulated amortization	$25,934,994	$26,743,626

The intangible assets summarized above were purchased on various dates from January 2010 through December 2014. The assets have useful lives ranging from three to ten years. Amortization expense for the three months ended December 31, 2014 and 2013 was $470,993 and $221,632, respectively.

(15)  GOODWILL

The following table summarizes the activity of goodwill at December 31 and September 30, 2014, respectively:

	December 31,	September 30,
	2014	2014
Beginning balance	$6,577,609	$-
Additions resulting from acquisitions:
Acquisition of GPS Global Tracking & Surveillance, Ltd.	-	3,381,000
Acquisition of Emerge Monitoring, Inc.	-	3,381,754
Acquisition of Track Group Analytics Limited	4,037,267	-
Foreign currency translation adjustment	(159,423)	(185,145)
Ending balance	$10,455,453	$6,577,609

Goodwill was recognized in connection to acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through December 31, 2014.

(16)  OTHER ASSETS

As of December 31, 2014 and 2013, the outstanding balance of other assets was $3,739,925 and $3,150,428, respectively.  The $3,739,925 balance of other assets is comprised largely of a $3.1 million performance bond for an international customer.  The Company anticipates this restricted cash will be unrestricted and available to the Company on September 5, 2018.

(17)  ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2014 and September 30, 2014:

	December 31,	September 30,
	2014	2014
Accrued royalties	$7,077	$-
Accrued taxes - foreign and domestic	108,247	203,941
Accrued interest	1,076,010	504,124
Accrued payroll, taxes and employee benefits	552,268	822,847
Accrued consulting	133,650	267,300
Accrued outside services	11,458	23,562
Accrued travel costs	35,000	96,922
Accrued settlement costs	50,000	52,000
Accrued board of directors fees	240,000	120,000
Accrued cellular costs	48,150	25,000
Accrued legal costs	100,000	6,454
Accrued warranty and manufacturing costs	17,092	14,031
Accrued other expenses	497,706	277,376

Total accrued expenses	$2,876,658	$2,413,557

(18)  DEBT OBLIGATIONS

Debt obligations as of December 31, 2014 and September 30, 2014, respectively, are comprised of the following:

	December 31	September 30,
	2014	2014
Unsecured facility agreement with an entity whereby the Company may borrow up to $25 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. A $750,000 origination fee or 3% on the total amount under the agreement was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of December 31, 2014, the remaining debt discount was $375,000.	$24,625,000	$24,531,250
The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	2,625,000	3,187,500
Note issued in connection with the acquisition of a subsidiary and matured in December 2014.	-	9,630
Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015.	38,693	46,021
Related notes payable for $1.5 million and $1.2 million, due December 31, 2015 and November 19, 2015, respectively (See note 9 below).	2,700,000	2,700,000
Notes payable assumed in conjunction with the G2 acquisition, net of $9,529 discount.	4,917	-
Non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	352,193	-
Total debt obligations	30,345,803	30,474,401
Less current portion	(2,704,917)	(1,906,040)
Long-term portion of related party debt	-	(2,700,000)
Long-term debt, net of current portion	$27,640,886	$25,868,361

The following table summarizes the Company’s future maturities of debt obligations as of December 31, 2014:

Fiscal Year	Total
2015	$4,700,884
2016	25,460,444
2017	77,192
2018	54,560
Thereafter	52,723
Total	$30,345,803

In connection to the G2 acquisition (See note 9), the Company assumed three notes payable to the Atlantic Canada Opportunities Agency (ACOA). These notes are non-interest bearing notes and are payable in monthly increments ranging from $3,125 to $4,125, as specified in each of the notes.

(19)  RELATED-PARTY TRANSACTIONS

Royalty Agreement

On August 4, 2011, with an effective date of July 1, 2011, we entered into an agreement (the “Royalty Agreement”) with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“Borinquen”), to purchase Borinquen’s wholly-owned subsidiary, International Surveillance Services Corporation, a Puerto Rico corporation (“ISS”), in consideration of 310,000 shares of our common stock, valued at the market price on the date of the Royalty Agreement at $16.40 per share, or $5,084,000.  We also agreed to pay to Borinquen quarterly royalty payments in an amount equal to 20% of our net revenues from the sale or lease of our monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years.  On February 1, 2013, we redeemed and terminated this royalty obligation for a total cost of $13.0 million using the proceeds of a $16.7 million loan from a related party, Sapinda Asia Limited (“Sapinda Asia”). Sapinda Asia owned approximately 44.8% of our issued and outstanding shares of common stock at December 31, 2014. In addition to the $13.0 million used to terminate the Royalty Agreement, we used the remaining $3.7 million as operating capital during the 2013 fiscal year. On September 30, 2013, Sapinda Asia converted all outstanding principal and interest under the loan, totaling $17,576,627, into 3,905,917 shares of common stock at a rate of $4.50 per share.

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer. The loan initially matured in June 2014. However, the maturity date of the note was extended and now matures in December 2015. As of December 31, 2014, the Company owed $1,200,000 of principal and $158,514 of accrued interest on the note.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia Ltd.  The unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014. However, the maturity date of the note was extended to November 19, 2015. As of December 31, 2014, the Company owed $1,500,000 of principal and $133,808 of accrued interest on the note.

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

As consideration for these services, the Company agreed to pay Paranet $4,500 per month, and during the three months ended December 31, 2014 the Company paid $60,612 to Paranet. The arrangement can be terminated by either party for any reason upon ninety (90) days written notice to the other party.

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

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	December 31, 2014	Sept. 30, 2014

Loan from a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on December 30, 2015.	$1,200,000	$1,200,000
Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2015.	1,500,000	1,500,000
Total related-party debt obligations	2,700,000	2,700,000
Less current portion	(2,700,000)	-
Long-term debt, net of current portion	$-	$2,700,000

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

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

Series D Convertible Preferred Stock

The Company has designated 85,000 shares of its stock as Series D Preferred stock (“Series D Preferred”).  During the three months ended December 31, 2014 and 2013, the Company did not issue any additional new shares of Series D Preferred. During the fiscal year ended September 30, 2014, the Company exchanged 207 shares of Series D Preferred for 16,907 shares of common stock. Additionally, the Company repurchased 261 shares of Series D Preferred for $312,008 during the fiscal year ended September 30, 2014. As a result of these transactions, there were no shares of Series D Preferred stock outstanding at December 31, 2014.

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

During the three months ended December 31, 2013, the Company issued 483 shares of common stock to pay $9,427 of accrued dividends on the Series D Preferred earned during the three months ended June 30, 2013. As there were no shares of Series D Preferred outstanding at December 31, 2014, the Company did not issue any shares for the payment of dividend during that period.

Convertibility
Each share of Series D Preferred may be converted into thirty (30) shares of common stock, commencing 90 days after the date of issue. During the three months ended December 31, 2014 and 2013, no shares of Series D Preferred were converted shares of common stock. During fiscal year 2013, the Company entered into an employment agreement with an officer. In addition, the officer and the Company mutually agreed that the conversion of the Series D Preferred held by the officer will convert into common stock at a rate of 155% of each share’s original investment; provided that the officer must convert all of his Series D Preferred before the next annual shareholder meeting of the Company. As of December 31, 2014, there were no Series D Preferred outstanding.

Redemption
On January 16, 2014, the Company sent out notices to Series D Preferred shareholders regarding the Company’s election under the Amended and Restated Designation of the Rights and Preferences to redeem 261 shares of Series D Preferred at 120% of the aggregate original investment of $260,007 through the payment of cash totaling $312,007.  The redemption date was February 13, 2014.

Series D Preferred Stock Warrants
As of December 31, 2014, 42,000 warrants to purchase Series D Preferred at an exercise price of $500 per share were issued and outstanding. During the three months ended December 31, 2014, no Series D Preferred warrants were issued or exercised. Subsequent to December 31, 2014, the Company purchased all 42,000 warrants to purchase Series D Preferred (see note 25).

(21)  COMMON STOCK

Common Stock Issuances

During the three months ended December 31, 2014, the Company issued the following shares of common stock:

On November 25, 2014, and in connection to the G2 acquisition (See note 9), 38,599 shares of common stock were issued.

(22)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”).  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the three months ended December 31, 2014 and 2013, respectively, no options were issued under this 2012 Plan.  As of December 31, 2014, 44,657 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant options or warrants to purchase common or preferred stock during the three months ended December 31, 2014. During the three months ended December 31, 2013, the Company granted 6,840 shares of common stock.  These warrants vested immediately and expire two years from grant date.  The Company recorded $75,082 and $53,947 of expense for the three months ended December 31, 2014 and 2013, respectively, related to the issuance and vesting of all stock options and warrants.

The option and warrant grants for three months ended December 31, 2013 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31
	2014	2013
Expected cash dividend yield	N/A(1)	-
Expected stock price volatility	N/A(1)	103%
Risk-free interest rate	N/A(1)	0.10%
Expected life of options/warrants		1 Year

(1) This information was deemed not applicable (N/A) since no options or warrants to purchase common stock were granted during the three months ended December 31, 2014.

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

A summary of stock option activity for the three months ended December 31, 2014 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2014	305,251		$15.71	1.05 years	487,402
Granted	-	$
Expired / Cancelled	(24,000)		$17.50
Exercised	-	$
Outstanding as of December 31, 2014	281,251		$15.63	0.85 years	$526,550
Exercisable as of December 31, 2014	255,463		$15.44	0.79 years	$526,550

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $14.99 at December 31, 2014.

(23)  CHANGES IN EQUITY

A summary of the composition of equity of the Company as of December 31, 2014, and the changes during the three months then ended is presented in the following table:

Total Equity
Balance at September 30, 2014	$19,916,047
Issuance of common stock for acquisition	580,886
Other comprehensive income	(626,878)
Vesting of stock options and warrants	75,082
Net loss	(2,215,215)
Balance at December 31, 2014	$17,729,922

(24)  COMMITMENTS AND CONTINGENCIES

Legal Matters

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.  The plaintiffs claim in excess of $460,000 in damages.  The Company believes these allegations are inaccurate and intend to defend the case vigorously. No accrual for a potential loss has been made as management believes the probability of incurring a material loss is remote.

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

SecureAlert, Inc. v. Derrick Brooks and STOP, LLC.  On February 21, 2014, we filed a complaint in the Third Judicial District Court, Salt Lake County, State of Utah, against Derrick Brooks and STOP, asserting claims for declaratory relief, breach of contract, tortious interference with prospective economic relations, tortious interference with contract misappropriation of trade secrets, injurious falsehood/trade libel/business disparagement, defamation, respondeat superior, injunctive relief and punitive damages.  On March 20, 2014, we entered into a settlement agreement with STOP and all of the claims between us and STOP in the Litigation have been dismissed with prejudice.  On April 9, 2014, Mr. Brooks filed an answer denying our claims and asserting counterclaims for constructive discharge, interference with contract/interference with prospective economic relations and blacklisting.  On February 6, 2015 we entered into a settlement agreement with Mr. Brooks and all claims between us and Mr. Brooks and all counterclaims by Mr. Brooks have been dismissed.

(25)  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to December 31, 2014, the following events occurred:

During January 2015, the Company purchased 42,000 warrants to purchase Series D Preferred. This represented all outstanding warrants to purchase Series D Preferred.

During January 2015, the Company received notice from a shareholder of the Company stating that the shareholder was returning realized profits from their trades of the Company’s common stock during the year ended September 30, 2014. The shareholder also indicated that during this time, the shareholder was subject to Section 16 of the United States Security Exchange Act of 1934 (the “Exchange Act”) because they owned more than 10% of the shares of Company common stock. As such, the shareholder complied with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $4.7 million. The Company received these funds during January 2015.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2014 and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “SecureAlert,” “we,” “our,” “us,” refer to SecureAlert, Inc., dba TrackGroup, a Utah corporation.

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

Recent Developments

SecureAlert d/b/a Track Group. On October 1, 2014, the Company rebranded itself as Track Group. With the adoption of its new operating name and rebranded website http://www.trackgrp.com, the Company believes that the new brand identity will unite its recent acquisitions into a single brand that will reflect our innovative technologies, tracking capabilities, real time data, best practice monitoring and tracking analytics.

Track Group Analytics Limited Acquisition. On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “TGA Purchase Agreement”) to purchase from the existing shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares and equity interests of TGA for an aggregate purchase price of up to CAD$4.6 million (the “TGA Acquisition”), of which CAD$2.0 million was paid in cash to the TGA shareholders on the Closing Date. Pursuant to the terms and conditions of the TGA Purchase Agreement, the remainder of the purchase price will be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of common stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the remaining one-half will be issued on the two-year anniversary of the Closing Date; and (ii) the remaining CAD$2.0 million will be paid to the former TGA shareholders in shares of common stock periodically, over the course the two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the TGA Purchase Agreement. The TGA Purchase Agreement also provides for customary representations, warranties and covenants, including provisions for indemnification, and is subject to customary closing conditions. As of December 31, 2014, the Company had issued 38,499 shares of common stock in connection to this acquisition.

Following the TGA Acquisition, TGA’s executive leadership and employees became integrated with the Company, but continue to operate from TGA’s existing offices in Halifax, Nova Scotia, Canada.

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

Results of Operations

Continuing Operations - Three months ended December 31, 2014, compared to three months ended December 31, 2013.

Revenue

For the three months ended December 31, 2014, the Company recognized revenue from operations of $4,620,619, compared to $2,659,294 for the three months ended December 31, 2013, an increase of $1,961,325 (74%).  Of these revenues, $4,529,030 and $2,593,683, respectively, were from monitoring and other related services, an increase of $1,935,347 (75%).  The increase was principally the result of sales generated by subsidiaries which were acquired during the prior fiscal year (see note 9), which contributed approximately $1.3 million in revenue, or 28% of total revenue during the three months ended December 31, 2014. For the three months ended December 31, 2014, international revenue was $1,255,501, compared to $775,130 for the three months ended December 31, 2013, an increase of $480,771 (62%). The increase in total revenue was principally due to revenue generated by our Chilean subsidiary and, to a lesser extent, from our newly acquired Canadian subsidiary.  Our Chilean subsidiary had minimal activity during the period ended December 31, 2013.

Product revenue increased $25,978 (40%) from $65,611 for the three months ended December 31, 2013, to $91,589 for the three months ended December 31, 2014. The increase was largely the result of sales generated by subsidiaries which were acquired during the prior fiscal year (see note 9).

Due to the acquisitions made during the Company's fiscal year ended September 30, 2014, and in the most recently completed fiscal quarter, the Company anticipates that total revenue in subsequent periods will increase compared to the comparable periods in the prior fiscal year, and those increases will be material.

Cost of Revenue

During the three months ended December 31, 2014, cost of revenue totaled $2,045,167 compared to cost of revenue during the three months ended December 31, 2013 of $1,398,829, an increase of $646,338.  The increase in cost of revenue was largely the result of costs incurred by subsidiaries which were acquired during the prior fiscal year (see note 9), including increased costs associated with heightened activity in our Chilean operations.

Although management expects the costs of revenue to increase in subsequent periods due to the costs assocated with our recently acquired operations, the Company expects the cost of revenue as a percentage of revenue to decrease in the foreseeable future due to economies of scale realized through projected increases in revenue, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Depreciation for the three months ended December 31, 2014 and 2013 totaled $228,050 and $190,992, respectively. Depreciation costs are based on a three to five year useful life for TrackerPAL™ and ReliAlert™® devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three to five years.  The Company believes this three to five year life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended December 31, 2014, gross profit totaled $2,575,452, or 56% of net revenue compared to $1,260,465, or 47% of net revenue during the three months ended December 31, 2013.

Research and Development Expense

During the three months ended December 31, 2014, research and development expense totaled $464,178 compared to research and development expense for the three months ended December 31, 2013 totaling $319,570, an increase of $144,608.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expense

During the three months ended December 31, 2014, selling, general and administrative expense totaled $3,739,681 compared to $2,171,447 for the three months ended December 31, 2013.  The increase of $1,568,234 in selling general and administrative costs resulted from increases in payroll expense of $1,251,500, travel expenses $197,000, and operating expenses of the Company’s new Chilean, Israeli, Canadian and U.S. subsidiaries which were not a part of the consolidated entity at December 31, 2013.  Selling, general and administrative expense is antipicated to increase in subsequent periods due to the Company's acquisitions; however, such expense as a percentage of total revenue should decrease in subsequent periods as the Company integrates the operations associated with the newly acquired subsidiaries.

Other Income and Expense

For the three months ended December 31, 2014, interest expense was $683,941 compared to $43,918 for the three months ended December 31, 2013. This increase in interest expense resulted primarily from interest on the Company’s notes payable and facility agreement, none of which were outstanding during the same period in the prior year.

Net Loss

The Company had a net loss from continuing operations for the three months ended December 31, 2014 totaling $2,215,215 compared to a net loss of $1,270,193 for the three months ended December 31, 2013, an increase of  $945,022.  This increase in the net loss is a result of increases in operating expenses of the Company and its subsidiaries acquired during the prior year.

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the prior year, the Company supplemented cash flows to finance the business from borrowings under a credit facility and from the sale and issuance of debt and equity securities. No such borrowings or sales occurred during the three months ended December 31, 2014. Together with the receipt of $4.7 million in January 2015, available cash resources at December 31, 2014 are anticipated to meet the Company's working capital requirements for the next twelve months.

As of December 31, 2014, the Company had unrestricted cash of $5,188,582 and a working capital surplus of $6,162,170 compared to unrestricted cash of $11,101,822 and a working capital surplus of $11,323,107 as of September 30, 2014.

The Company used cash of $2,777,233 for investing activities during the three months ended December 31, 2014, compared to $4,158,893 of cash used in investing activities in the three months ended December 31, 2013.

The Company used $598,251 of cash for financing activities during the three months ended December 31, 2014, compared to $2,623,664 in cash provided for the three months ended December 31, 2013. Cash provided by financing activities was used to support operating activities during the three months ended December 31, 2013.

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

Foreign Currency Risks

We had $1,255,901 and $775,130 in revenues from sources outside the United States for the three months ended December 31, 2014 and 2013, respectively.  Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we received some payments in an equivalent value of foreign currencies which resulted in a foreign exchange gain of $80,562 and a loss of $7,035 during the three months ended December 31, 2014 and 2013, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc. v. Derrick Brooks and STOP, LLC.   On February 21, 2014, we filed a complaint in the Third Judicial District Court, Salt Lake County, State of Utah, against Derrick Brooks and STOP, asserting claims for declaratory relief, breach of contract, tortious interference with prospective economic relations, tortious interference with contract misappropriation of trade secrets, injurious falsehood/trade libel/business disparagement, defamation, respondeat superior, injunctive relief and punitive damages.  On March 20, 2014, we entered into a settlement agreement with STOP and all of the claims between us and STOP in the Litigation have been dismissed with prejudice.  On April 9, 2014, Mr. Brooks filed an answer denying our claims and asserting counterclaims for constructive discharge, interference with contract/interference with prospective economic relations and blacklisting.  On February 6, 2015 we entered into a settlement agreement with Mr. Brooks and all claims between us and Mr. Brooks and all counterclaims by Mr. Brooks have been dismissed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document
31(i)	Certification of Member of Executive Committee under Section 302 of Sarbanes-Oxley Act of 2002.
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SecureAlert, Inc., dba TrackGroup

Date: February 11, 2015	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee (Acting Principal Executive Officer)

Date: February 11, 2015	By:	/s/ John R. Merrill
John R. Merrill, Chief Financial Officer (Principal Accounting Officer)