Form 10-Q
period 2015-03-31
SecureAlert, Inc.
filed 2015-05-08
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2015 was 10,162,167.

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	Sept 30,
Assets	2015	2014
Current assets:
Cash	$6,686,446	$11,101,822
Accounts receivable, net of allowance for doubtful accounts of $3,832,700 and $4,070,000, respectively	5,363,355	3,788,207
Note receivable, current portion	289,460	273,964
Prepaid expenses and other	1,493,097	1,226,054
Inventory, net of reserves of $225,900 and $223,500, respectively	1,548,756	1,248,264
Total current assets	15,381,114	17,638,311
Property and equipment, net of accumulated depreciation of $2,573,495 and $2,292,521, respectively	2,069,574	1,860,247
Monitoring equipment, net of accumulated amortization of $1,668,116 and $1,251,551, respectively	2,167,715	1,914,666
Intangible assets, net of accumulated amortization of $4,143,274 and $2,818,894, respectively	25,259,732	26,743,626
Other assets	2,993,605	3,150,428
Goodwill	10,386,027	6,577,609
Total assets	$58,257,767	$57,884,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,141,804	1,995,607
Accrued liabilities	2,097,512	2,413,557
Current portion of long-term related-party debt	2,700,000	-
Current portion of long-term debt, net of discount of $297,025 and 375,370, respectively	26,867,077	1,906,040
Total current liabilities	33,806,393	6,315,204
Stock payable - related party	4,771,000	3,000,000
Long-term related-party debt, net of current portion	-	2,700,000
Long-term debt, net of current portion and discount of zero and $93,750, respectively	248,363	25,868,361
Other long-term liabilities	96,744	85,275
Total liabilities	38,922,500	37,968,840

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; zero shares outstanding	-	-
Common stock, $0.0001 par value: 1,250,000,000 shares authorized; 10,150,617 and 10,093,078 shares outstanding, respectively	1,015	1,009
Additional paid-in capital	296,415,882	295,364,173
Accumulated deficit	(276,004,902)	(275,177,181)
Accumulated other comprehensive income	(1,076,728)	(271,954)
Total equity	19,335,267	19,916,047
Total liabilities and stockholders’ equity	$58,257,767	$57,884,887

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenues:
Products	$185,561	$145,925	$277,150	$211,536
Monitoring and other related services	4,630,556	2,309,864	9,159,586	4,903,547
Total revenues	4,816,117	2,455,789	9,436,736	5,115,083

Cost of revenues:
Products	54,920	58,349	76,277	121,070
Monitoring and other related services	1,889,267	960,418	3,857,997	2,221,526
Impairment of monitoring equipment and parts (Note 4)	85,221	75,000	140,301	150,000
Total cost of revenues	2,029,408	1,093,767	4,074,575	2,492,596

Gross profit	2,786,709	1,362,022	5,362,161	2,622,487

Operating expenses:
Selling, general and administrative	4,674,824	2,564,015	8,414,505	4,735,423
Research and development	345,698	403,175	809,876	722,745
Loss from operations	(2,233,813)	(1,605,168)	(3,862,220)	(2,835,681)

Other income (expense):
Interest income	11,294	12,883	22,744	24,106
Interest expense	(644,655)	(327,367)	(1,328,596)	(371,285)
Currency exchange rate gain (loss)	(454,564)	2,803	(374,002)	(4,232)
Disgorgement funds received (Note 18)	4,700,000	-	4,700,000	-
Other income, net	9,028	624,730	14,329	624,780
Net income (loss) from continuing operations	1,387,470	(1,292,119)	(827,745)	(2,562,312)
Dividends on preferred stock	-	(5,103)	-	(14,530)
Net income (loss) attributable to common shareholders	1,387,470	(1,297,222)	(827,745)	(2,576,842)
Foreign currency translation adjustments	(177,896)	-	(804,774)	-
Comprehensive income (loss)	$1,209,574	$(1,297,222)	$(1,632,519)	$(2,576,842)
Basic earnings (loss) per common share	$0.14	$(0.13)	$(0.08)	$(0.26)
Diluted earnings (loss) per common share	$0.14	$(0.13)	$(0.08)	$(0.26)
Weighted average common shares outstanding, basic	10,144,000	9,830,000	10,126,000	9,819,000
Weighted average common shares outstanding, diluted	10,209,000	9,830,000	10,126,000	9,819,000

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(827,745)	$(2,562,312)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,985,012	960,267
Common stock issued for services	111,234	263,981
Accretion interest expense in connection with debt discount		97,516
Bad debt expense	180,154	-
Vesting and re-pricing of stock options	190,093	-
Amortization of debt discount	193,065	-
Impairment of monitoring equipment and parts	140,301	150,000
Loss on disposal of property and equipment	40,558	-
Loss on disposal of monitoring equipment and parts	-	17,388
Change in assets and liabilities:
Accounts receivable, net	(1,933,939)	570,809
Notes receivable	(15,496)	45,659
Inventories	(511,618)	87,348
Prepaid expenses and other assets	(276,259)	(722,175)
Accounts payable	1,647,497	396,529
Accrued expenses	(240,520)	(304,505)
Deferred revenue	(10,451)	(3,057)
Net cash provided by (used in) operating activities	671,886	(1,002,552)

Cash flow from investing activities:
Purchase of property and equipment	(519,409)	(377,368)
Purchase of monitoring equipment and parts	(1,486,893)	(1,209,973)
Leasehold improvements	(27,060)	-
Investment in international bond	-	(3,346,622)
Payments related to acquisitions	(1,782,849)	(1,240,451)
Proceeds from notes receivable	-	-
Net cash used in investing activities	(3,816,211)	(6,174,414)

Cash flow from financing activities:
Borrowings on related-party notes payable	-	2,700,000
Principal payments on related-party notes payable	-	(60,000)
Proceeds from notes payable	-	9,250,000
Principal payments on notes payable	(1,197,366)	(425,571)
Cash Received from the exercise of warrants	-	8,000
Repurchase of Series D Convertible Preferred stock and warrants	(10,500)	(312,007)
Debt offering costs	-	-
Net cash provided by (used in) financing activities	(1,207,866)	11,160,422

Effect of exchange rate changes on cash	(63,185)	-

Net increase (decrease) in cash	(4,415,376)	3,983,456
Cash, beginning of period	11,101,822	3,382,428
Cash, end of period	$6,686,446	$7,365,884

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash paid for interest	$931,503	$106,403

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with Series D Preferred stock dividends	-	18,854
Series D Preferred stock dividends earned	-	14,530
Issuance of warrants for accrued Board of Director fees	477,142	-
Issuance of common shares from the conversion of shares of Series D Preferred Stock
	-	2
Issuance of stock for the acquisition of a subsidiary	531,900	4,500,000
Cancellation of accrued royalties	-	832,531

The accompanying notes are an integral part of these condensed consolidated statements.

SECUREALERT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of SecureAlert, Inc., dba TrackGroup, and subsidiaries (collectively, the “Company”, “SecureAlert”, or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2015, and results of its operations for the three and six months ended March 31, 2015 and 2014.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three and six months ended March 31, 2015 may not be indicative of the results for the fiscal year ending September 30, 2015.

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

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $85,221 and $75,000 of impairment expenses related to monitoring equipment for the three months ended March 31, 2015 and 2014, respectively. Additionally, the Company recorded $140,301 and $150,000 of impairment expenses related to monitoring equipment for the six months ended March 31, 2015 and 2014, respectively.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at March 31, 2015. Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of March 31, 2015 and 2014, there were 262,603 and 453,151 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the six months ended March 31, 2015 and 2014, respectively as their effect would be anti-dilutive.  No reconciliation for discontinued operations was provided since the impact was immaterial. The common stock equivalents outstanding as of March 31, 2015 and 2014 consisted of the following:

	March 31,	March 31,
	2015	2014
Conversion of Series D Preferred stock	-	300
Exercise of outstanding common stock options and warrants	262,603	410,851
Exercise and conversion of outstanding Series D Preferred stock warrants	-	42,000
Total common stock equivalents	262,603	453,151

(8)  ACQUISITIONS

GPS Global

On March 12, 2014, the Company entered into a Share Purchase Agreement (the “GPS GlobalSPA”) to purchase from Eli Sabag, an individual resident of the State of Israel, all of the issued and outstanding shares of GPS Global Tracking and Surveillance System Ltd., a company formed under the laws of and operating in the State of Israel (“GPS Global”). The GPS Global SPA contained customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the agreement. Subsequent to the closing, the Mr. Sabag and certain key employees of GPS Global entered into employment agreements and continue to operate GPS Global. The GPS Global SPA also granted Mr. Sabag the right for a three-year period following the closing to nominate one director to serve on the Company’s board and on GPS Global’s board of directors. The closing of the transaction, which occurred on April 1, 2014, was subject to customary closing conditions.  Subsequently, the Company changed the name of GPS Global to Track Group International Ltd.

The purchase price for the issued and outstanding shares of GPS Global was $7,811,404, payable in cash and shares of the Company's common stock as follows:

●	Cash to Mr. Sabag of $311,404 at the closing;

●	Shares of the Company's common stock valued at $7,500,000, delivered to Mr. Sabag as follows:

●	Common stock valued at $1,600,000 delivered to Mr. Sabag at the closing;

●	Common stock valued at $2,900,000, delivered to an escrow agent to be released by Bank to Mr. Sabag after six months from the closing;

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

Track Group Analytics Limited

On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “TGA Purchase Agreement”) to purchase from the existing shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares and equity interests of TGA for an aggregate purchase price of up to CAD$4.6 million (the “TGA Acquisition”), subject to terms and conditions, of which CAD$2.0 million was paid in cash to the TGA shareholders on the Closing Date. Pursuant to the terms and conditions of the TGA Purchase Agreement, the remainder of the purchase price will be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of common stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the remaining one-half will be issued on the two-year anniversary of the Closing Date; and (ii) the remaining CAD$2.0 million will be paid to the former TGA shareholders in shares of common stock periodically, over the course of a two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the TGA Purchase Agreement. The TGA Purchase Agreement also provides for customary representations, warranties and covenants, including provisions for indemnification, and is subject to customary closing conditions. As of March 31, 2015, the Company had issued 38,499 shares of common stock in connection to this acquisition.

The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

Current assets	$477
Property and equipment	5
Accounts payable and accrued expenses	(65)
Loan payable	(381)
Goodwill	4,037
Total fair value of assets acquired	$4,073

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the three and six months ended March 31, 2015 and 2014 gives effect to each of the acquisitions described herein as, if the acquisitions had occurred on October 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended		Six months ended
	March 31,		March 31,
	Unaudited		Unaudited
	2015	2014	2015	2014

Revenues	4,816,117	3,754,457	9,801,883	8,044,000
Income (loss) from operations	(2,233,813)	1,064,097	(3,917,377)	(3,897,355)
Net income (loss) attributable to the Company	1,387,470	789,147	878,804	(3,579,741)
Basic income (loss) per share	0.14	0.08	0.09	(0.35)
Diluted income (loss) per share	0.14	0.08	0.09	(0.35)
Net income (loss) attributable to common shareholders	1,387,470	784,044	878,804	(3,594,271)
Basic income (loss) per share	0.14	0.08	0.09	(0.36)
Diluted income (loss) per share	0.14	0.08	0.09	(0.36)

(9)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2015 and September 30, 2014, the outstanding balance of prepaid and other expenses was $1,493,097 and $1,226,054, respectively.  The $1,493,097 as of March 31, 2015 is comprised primarily of prepayments toward inventory purchases, deposits and other prepaid expenses.

(10)  INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of raw materials that are used in the manufacturing of ReliAlert™, Shadow, and other tracking devices, completed ReliAlert™, R.A.D.A.R. and other tracking devices. Tracking devices deployed are reflected in Monitoring Equipment.  As of March 31, 2015 and September 30, 2014, respectively, inventory consisted of the following:

	March 31,	September 30,
	2015	2014
Raw materials, work-in-process, and finished goods	$1,774,662	$1,471,764
Reserve for damaged or obsolete inventory	(225,906)	(223,500)
Total inventory, net of reserves	$1,548,756	$1,248,264

(11)  PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015 and September 30, 2014, were as follows:

Depreciation expense for the six months ended March 31, 2015 and 2014 was $320,095 and $103,629, respectively.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell the property. Any gains or losses are recognized in the results of operations.  During the six months ended March 31, 2015 and 2014, the Company disposed of property and equipment with a net book value of $40,558 and $0, respectively.

(12)  MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2015 and September 30, 2014, was as follows:

	March 31,	September 30,
	2015	2014
Monitoring equipment	$3,835,831	$3,166,217
Less: accumulated depreciation	(1,668,116)	(1,251,551
Monitoring equipment, net of accumulated depreciation	$2,167,715	$1,914,666

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three to five years.

Depreciation expense for the six months ended March 31, 2015 and 2014 was $476,545 and $382,814, respectively.  Additionally, as of March 31, 2015, the Company reserved $360,619 for future monitoring equipment impairment. These expenses were recognized in cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell the assets.  During the six months ended March 31, 2015 and 2014, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $27,983 and $17,388, respectively.

(13)  INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the second fiscal quarter ended March 31, 2015:

	March 31,	September 30,
	2015	2014
Other intangible assets:
Patent license agreement	$4,550,000	$4,550,000
Royalty agreements	16,620,566	16,620,565
Technology	6,043,564	6,190,083
Customer relationships	1,860,000	1,860,000
Trade name	278,490	291,486
Other	50,386	50,386
Total intangible assets	29,403,006	29,562,520
Accumulated amortization	(4,143,274)	(2,818,894)
Intangible assets, net of accumulated amortization	$25,259,732	$26,743,626

The intangible assets summarized above were purchased on various dates from January 2010 through March 2015. The assets have useful lives ranging from three to ten years. Amortization expense for the six months ended March 31, 2015 and 2014 was $939,684 and $473,824, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at March 31, 2015 and September 30, 2014, respectively:

	March 31,	September 30,
	2015	2014
Beginning balance	$6,577,609	-
Additions resulting from acquisitions:
Acquisition of GPS Global Tracking & Surveillance, Ltd.	-	3,381,000
Acquisition of Emerge Monitoring, Inc.	-	3,381,754
Acquisition of Track Group Analytics Limited	4,037,267	-
Foreign currency translation adjustment	(228,849)	(185,145)
Ending balance	$10,386,027	$6,577,609

Goodwill was recognized in connection to acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through March 31, 2015.

(15)  OTHER ASSETS

As of March 31, 2015 and 2014, the outstanding balance of other assets was $2,993,605 and $3,416,297, respectively.  The $2,993,605 balance of other assets is comprised largely of $3.1 million performance bond for an international customer.  The Company anticipates this restricted cash will be unrestricted and available to the Company on March 16, 2018.

(16)  ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2015 and September 30, 2014:

	March 31,	Sept 30,
	2014	2014
Accrued royalties	$7,077	$-
Accrued payroll, taxes and employee benefits	648,105	822,847
Accrued consulting	66,825	267,300
Accrued taxes - foreign and domestic	108,470	203,941
Accrued settlement costs	50,000	52,000
Accrued board of directors fees	120,000	120,000
Accrued other expenses	224,412	277,377
Accrued legal costs	100,680	6,453
Accrued cellular costs	11,552	25,000
Accrued outside services	500	23,562
Accrued travel expenses	30,000	96,922
Accrued warranty and manufacturing costs	50,000	14,031
Accrued interest	679,891	504,124
Total accrued expenses	$2,097,512	$2,413,557

(17)  DEBT OBLIGATIONS

Debt obligations as of March 31, 2015 and September 30, 2014, respectively, are comprised of the following:

	March 31,	September 30,
	2015	2014
Unsecured facility agreement with an entity whereby the Company may borrow up to $25 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on January 3, 2016. A $750,000 origination fee or 3% on the total amount under the agreement was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of March 31, 2015, the remaining debt discount was $281,250.	$24,718,750	$24,531,250
The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	2,062,500	3,187,500
Note issued in connection with the acquisition of a subsidiary and matured in December 2014.	-	9,630
Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015.	31,200	46,021
Related notes payable for $1.5 million and $1.2 million, due December 31, 2015 and November 19, 2015, respectively (See note 18 below).	2,700,000	2,700,000
Notes payable assumed in conjunction with the G2 acquisition, net of $9,529 discount.	-	-
Non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	302,990	-
Total debt obligations	29,815,440	30,474,401
Less current portion	(29,567,077)	(1,906,040)
Long-term portion of related party debt	-	(2,700,000)
Long-term debt, net of current portion	$248,363	$25,868,361

The following table summarizes the Company’s future maturities of debt obligations as of March 31, 2015:

Fiscal Year	Total
2015	$986,364
2016	28,631,075
2017	72,141
2018	57,288
Thereafter	68,572
Total	$29,815,440

In connection to the G2 acquisition (see Note 8), the Company assumed three notes payable to the Atlantic Canada Opportunities Agency (“ACOA”). These notes are non-interest bearing notes and are payable in monthly increments ranging from $3,125 to $4,125, as specified in each of the notes.

(18)  RELATED-PARTY TRANSACTIONS

Disgorgement of Funds Received

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

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer. The loan initially matured in June 2014. However, the maturity date of the note was extended and now matures in December 2015. As of March 31, 2015, the Company owed $1,200,000 of principal and $182,185 of accrued interest on the note.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia Ltd.  The unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014. However, the maturity date of the note was extended to November 19, 2015. As of March 31, 2015, the Company owed $1,500,000 of principal and $163,397 of accrued interest on the note.

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

As consideration for these services, the Company agreed to pay Paranet $4,500 per month, and during the six months ended March 31, 2015 the Company paid $92,295 to Paranet. The arrangement can be terminated by either party for any reason upon ninety (90) days written notice to the other party.

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

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	March 31, 2015	Sept. 30, 2014

Loan from a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on December 30, 2015.	$1,200,000	$1,200,000
Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2015.	1,500,000	1,500,000
Total related-party debt obligations	2,700,000	2,700,000
Less current portion	(2,700,000)	-
Long-term debt, net of current portion	$-	$2,700,000

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

Series D Convertible Preferred Stock

The Company has designated 85,000 shares of its stock as Series D Preferred stock (“Series D Preferred”).  During the six months ended March 31, 2015 and 2014, the Company did not issue any additional new shares of Series D Preferred. During the fiscal year ended September 30, 2014, the Company exchanged 207 shares of Series D Preferred for 16,907 shares of common stock. Additionally, the Company repurchased 261 shares of Series D Preferred for $312,008 during the fiscal year ended September 30, 2014. As a result of these transactions, there were no shares of Series D Preferred stock outstanding at March 31, 2015.

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

During the six months ended March 31 2015 and 2014, respectively the Company issued zero and 979 shares of common stock to pay zero and $18,854 of accrued dividends on the Series D Preferred stock.

Convertibility
Each share of Series D Preferred stock may be converted into thirty (30) shares of common stock, commencing 90 days after the date of issue. During the six months ended March 31, 2015 and 2014, zero and 197 shares of Series D Preferred stock were converted into zero and 16,053 shares of common stock, respectively. During fiscal year 2013, the Company entered into an employment agreement with an officer. In addition, the officer and the Company mutually agreed that the conversion of the Series D Preferred shares held by the officer will convert into common stock at a rate of 155% of each share’s original investment; provided that the officer must convert all of his Series D Preferred shares before the next annual shareholder meeting of the Company. As of March 31, 2015, there were no Series D Preferred shares outstanding.

Redemption
On January 16, 2014, the Company sent out notices to Series D Preferred shareholders regarding the Company’s election under the Amended and Restated Designation of the Rights and Preferences to redeem 261 shares of Series D Preferred at 120% of the aggregate original investment of $260,007 through the payment of cash totaling $312,007.  The redemption date was February 13, 2014.

Series D Preferred Stock Warrants
As of March 31, 2015, zero warrants to purchase Series D Preferred at an exercise price of $500 per share were issued and outstanding. During the six months ended March 31, 2015, the Company purchased all 42,000 warrants to purchase Series D Preferred.

 (20)  COMMON STOCK

Common Stock Issuances

During the six months ended March 31, 2015, the Company issued the following shares of common stock:

On November 25, 2014, and in connection to the G2 acquisition (see Note 8), 38,599 shares of common stock were issued.

On January 26, 2015, 14,988 shares of common stock were issued to certain individuals for their service on the Board of Directors.

On February 26, 2015, the Company issued 4,000 shares of common stock to certain Board members for their service as members of the compensation committee.

(21)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”).  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 90,000 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the six months ended March 31, 2015 and 2014, respectively, no options were issued under this 2012 Plan.  As of March 31, 2015, 9,680 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2015 and 2014, the Company granted 14,988 and 27,700 shares of common stock. These warrants vested immediately and expire two years from grant date. Additionally, the Company extended the life of 129,808 warrants which had been granted during 2013 and 2014. The Company recorded $150,163 of expense for the six months ended March 31, 2014 and $106,915 of expense for the three months ended March 31, 2014 related to the issuance and vesting of all stock options and warrants. The Company also recorded expense of $39,929 for warrants which were extended during the six months ended March 31, 2015. As of March 31, 2015, $50,054 of compensation expense associated with unvested stock options and warrants issued previously to employees will be recognized over the remaining fiscal year.

The option and warrant grants and warrant extensions for six months ended March 31, 2015 and 2014 were valued using the Black-Scholes model with the following weighted-average assumptions:

	March 31,
	2015	2014
Expected cash dividend yield	-	-
Expected stock price volatility	76%	77%
Risk-free interest rate	0.54%	0.12%
Expected life of options/warrants	2 Years	2 Years

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

A summary of stock option activity for the six months ended March 31, 2015 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2014	305,251	$15.71	1.05 years	$487,402
Granted	14,988
Expired / Cancelled	(57,636)
Exercised	-
Outstanding as of March 31, 2015	262,603	$15.08	1.65 years	$74,365
Exercisable as of March 31, 2015	262,603	$15.08	1.65 years	$74,365

	Total Equity
Balance at September 30, 2014	$19,916,047
Issuance of common stock for acquisition	580,884

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $10.15 at March 31, 2015.

(22)  CHANGES IN EQUITY

A summary of the composition of equity of the Company as of March 31, 2015, and the changes during the six months then ended is presented in the following table:

Total Equity
Balance at September 30, 2014	$19,916,047
Issuance of common stock for acquisition	580,884
Issuance of common stock for services	291,239
Other comprehensive income	(804,774)
Vesting of stock options and warrants	150,163
Extension of life of warrants	39,929
Repurchase of warrants to purchase Preferred Series D shares	(10,500)
Net loss	(827,745)
Balance at March 31, 2015	$19,335,243

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

(24)  SUBSEQUENT EVENTS

On April 28, 2015 the Board of Directors granted each director 2,000 restricted shares of Company common stock (12,000 shares total) for services as a director.

On March 3, 2015, the Company was notified from a shareholder of the Company that the shareholder had realized profits from their trades of the Company’s common stock during fiscal year 2014. During that year the shareholder was subject to Section 16 of the Exchange Act because the shareholder owned more than 10% of the shares of the Company common stock. The shareholder in compliance with Section 16(b) of the Exchange Act desired to return those profits to the Company. The shareholder is also a creditor of the Company. On April 21, 2015 the Company and the shareholder entered into an agreement whereby $215,236, the realized profit recognized by the shareholder, would be deducted from accumulated interest on a promissory note dated November 19, 2013 between the shareholder and the Company (the “Note”). Subsequent to March 31, 2015, the Company has deducted that amount from the accumulated interest under the Note.

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

Results of Operations

Continuing Operations - Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Revenues

For the three months ended March 31, 2015, the Company recognized revenues from operations of $4,816,117, compared to $2,455,789 for the three months ended March 31, 2014, an increase of $2,360,328 (96%).  Of these revenues, $4,630,556 and $2,309,864, respectively, were from monitoring and other related services, an increase of $2,320,692 (100%).  The increase was principally the result of sales generated by subsidiaries which were acquired during the prior fiscal year and the first quarter of fiscal 2015 (see Note 8 to our condensed consolidated financial statements), which contributed approximately $1.4 million in revenue or 29% of total revenue during the three months ended March 31, 2015.  For the three months ended March 31, 2015, international revenue was $1,602,371, compared to $728,443 for the three months ended March 31, 2014, an increase of $873,928 (119%), primarily attributable to revenue generated by our Chilean subsidiary and, to a lesser extent, from our newly acquired Canadian subsidiary. Our Chilean subsidiary had minimal activity and no revenue during the three months ended March 31, 2014.

Product revenues increased $39,636 (27%) from $145,925 for the three months ended March 31, 2014, to $185,561 for the three months ended March 31, 2015.

Cost of Revenues

During the three months ended March 31, 2015, cost of revenues totaled $2,029,408, compared to cost of revenues during the three months ended March 31, 2014 of $1,093,767, an increase of $935,641.  The increase in cost of revenues in 2015 resulted primarily from the costs incurred by subsidiaries which were acquired during the prior fiscal year and the first quarter of fiscal 2015 (see Note 8 to our condensed consolidated financial statements), including costs associated with heightened activity in our Chilean operations.

Depreciation for the three months ended March 31, 2015 and 2014 totaled $210,059 and $191,823, respectively. Depreciation costs are based on a three to five year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three to five years.  The Company believes this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

The Company expects the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to economies of scale realized through projected increases in revenues, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Gross Profit and Margin

During the three months ended March 31, 2015, gross profit totaled $2,786,709, or 58% of net revenues compared to $1,362,022, or 55% of net revenues during the three months ended March 31, 2014.

Research and Development Expenses

During the three months ended March 31, 2015, research and development expenses totaled $345,698 compared to research and development expenses for the three months ended March 31, 2014 totaling $403,175, a decrease of $57,477.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended March 31, 2015, selling, general and administrative expenses totaled $4,674,824 compared to $2,564,015 for the three months ended March 31, 2014.  The increase of $2,110,809 in selling general and administrative costs resulted from increases in payroll expense and operating expenses of the Company’s new Chilean, Israeli, Canadian and U.S. subsidiaries which were not a part of the consolidated entity at March 31, 2014.  Selling, general and administrative expense is anticipated to increase in subsequent periods due to the Company's acquisitions; however, such expense as a percentage of total revenue should decrease in subsequent periods as the Company integrates the operations associated with the newly acquired subsidiaries.

Other Income and Expense

For the three months ended March 31, 2015, interest expense was $644,655 compared to $327,367 for the three months ended March 31, 2014. This increase in interest expense resulted primarily from the increase in interest bearing debt incurred since March 31, 2014. During the three months ended March 31, 2015, the Company received $4.7 million as the result of a disgorgement of profits from one of our shareholders, pursuant to Section 16(b) of the Exchange Act (see Note 18 to our condensed consolidated financial statements).

Net Income and Loss

The Company had a net income from continuing operations for the three months ended March 31, 2015 totaling $1,387,470 compared to a net loss of $1,292,119 for the three months ended March 31, 2014, an increase of  $2,679,589.  This increase is a primarily result of increases in revenues and a disgorgement of profits from one of our shareholders, pursuant to Section 16(b) of the Exchange Act (see Note 18 to our condensed consolidated financial statements).

Continuing Operations - Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Revenue

For the six months ended March 31, 2015, the Company recognized revenues from operations of $9,436,736, compared to $5,115,083 for the six months ended March 31, 2014, an increase of $4,321,653 (84%).  Of these revenues, $9,159,586 and $4,903,547, respectively, were from monitoring and other related services, an increase of $4,256,039 (87%).   The increase was principally the result of sales generated by subsidiaries, which were acquired during the year ended September 30, 2014 and the quarter ended December 31, 2014 (see Note 8 to our condensed consolidated financial statements), which contributed approximately $3,852,603 million in revenue, or 41% of total revenue during the six months ended March 31, 2015.

Product revenues increased $65,614 (31%) from $211,536 for the three months ended March 31, 2014, to $277,150 for the three months ended March 31, 2015. The increase was largely the result of sales generated by subsidiaries, which were acquired during the prior fiscal year and the first quarter of fiscal 2015 (see Note 8 to our condensed consolidated financial statements).

Due to the acquisitions made during the Company's fiscal year ended September 30, 2014, and in the first quarter of fiscal 2015, the Company anticipates that total revenue in subsequent periods will increase compared to the comparable periods in the prior fiscal year, and those increases will be material.

Cost of Revenue

During the six months ended March 31, 2015, cost of revenues totaled $4,074,575 compared to cost of revenues during the six months ended March 31, 2014 of $2,492,596, an increase of $1,581,979.  The increase in cost of revenue was largely the result of costs incurred by subsidiaries, which were acquired during the prior fiscal year (see Note 8 to the condensed consolidated financial statements), including increased costs associated with heightened activity in our Chilean operations.

Although management expects the costs of revenue to increase in subsequent periods due to the costs associated with our recently acquired operations, the Company expects the cost of revenue as a percentage of revenue to decrease in the foreseeable future due to economies of scale realized through projected increases in revenue, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Amortization for the six months ended March 31, 2015 and 2014 totaled $438,109 and $373,651, respectively. Amortization costs are based on a three to five year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three to five years.  The Company believes this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the six months ended March 31, 2015, gross profit totaled $5,362,161, or 57% of net revenues compared to $2,622,487, or 51% of net revenues during the six months ended March 31, 2014.

Research and Development Expenses

During the six months ended March 31, 2015, research and development expenses totaled $809,876 compared to research and development expenses for the six months ended March 31, 2014 totaling $722,745, an increase of $87,131.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the six months ended March 31, 2015, selling, general and administrative expenses totaled $8,414,505 compared to $4,735,423 for the six months ended March 31, 2014.  The increase of $3,679,082 in selling general and administrative costs resulted from increases in payroll expense of $2,313,272 and operating expenses of the Company’s new Chilean, Israeli, Canadian and U.S. subsidiaries which were not a part of the consolidated entity at March 31, 2014.  Selling, general and administrative expense is anticipated to increase in subsequent periods due to the Company's acquisitions; however, such expense as a percentage of total revenue should decrease in subsequent periods as the Company integrates the operations associated with the newly acquired subsidiaries.

Other Income and Expense

For the six months ended March 31, 2015, interest expense was $1,328,596 compared to $371,285 for the six months ended March 31, 2014.  This increase in interest expense resulted primarily from an increase in the Company’s interest bearing debt since March 31, 2014.

Net Loss

The Company had a net loss from continuing operations for the six months ended March 31, 2015 totaling $827,745 compared to a net loss of $2,562,312 for the six months ended March 31, 2014.  This increase in the net loss is a result of increases in operating expenses of the Company and its subsidiaries acquired during the prior year.

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the prior year, the Company supplemented cash flows to finance the business from borrowings under a credit facility and from the sale and issuance of debt and equity securities. No such borrowings or sales occurred during the six months ended March 31, 2015. Together with the receipt of $4.7 million in disgorged profits from one of our shareholders in January 2015, available cash resources at March 31, 2015 are anticipated to meet the Company's working capital requirements for the next twelve months.

As of March 31, 2015, the Company had unrestricted cash of $6,686,446 and a working capital deficit of $18,515,279 compared to unrestricted cash of $11,101,822 and a working capital surplus of $11,323,107 as of September 30, 2014. The Company is currently in negotiations with its lenders to refinance, extend, or convert the existing debt (see Note 17 to our condensed consolidated financial statements). The Company expects to reach a favorable agreement; however, the terms and conditions could differ from the existing provisions, and those provisions could be material.

The Company used cash of $3,816,211 for investing activities during the six months ended March 31, 2015, compared to $6,174,414 of cash used in investing activities in the six months ended March 31, 2014.

The Company used $1,207,866 of cash for financing activities during the six months ended March 31, 2015, compared to $11,160,422 in cash provided for the six months ended March 31, 2014. Cash provided by financing activities was used to support operating activities during the six months ended March 31, 2015.

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

Foreign Currency Risks

We had $2,813,722 and $1,501,573 in revenues from sources outside the United States for the six months ended March 31, 2015 and 2014, respectively.  Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we received payments in an equivalent value of foreign currencies which resulted in foreign exchange losses $374,002 and $4,232 during the six months ended March 31, 2015 and 2014, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc.

Date: May 8, 2015	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee
(Acting Principal Executive Officer)

Date: May 8, 2015	By:	/s/ John R. Merrill
John R. Merrill,
Chief Financial Officer
(Principal Accounting Officer)