Form 10-Q
period 2015-06-30
Track Group, Inc.
filed 2015-08-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153

TRACK GROUP, INC.
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

The number of shares outstanding of the registrant’s common stock as of August 14, 2015 was 10,211,092.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	Sept 30,
Assets	2015	2014
Current assets:
Cash	$4,523,468	$11,101,822
Accounts receivable, net of allowance for doubtful accounts of $4,000,000 and $4,070,000, respectively	6,032,915	3,788,207
Note receivable, current portion	297,719	273,964
Prepaid expenses and other	1,470,820	1,226,054
Inventory, net of reserves of $225,900 and $223,500, respectively	1,780,437	1,248,264
Total current assets	14,105,359	17,638,311
Property and equipment, net of accumulated depreciation of $2,720,735 and $2,292,521, respectively	1,909,549	1,860,247
Monitoring equipment, net of accumulated amortization of $1,901,383 and $1,251,551, respectively	2,109,885	1,914,666
Intangible assets, net of accumulated amortization of $4,909,418 and $2,818,894, respectively	26,663,352	26,743,626
Other assets	2,992,967	3,150,428
Goodwill	8,024,739	6,577,609
Total assets	$55,805,851	$57,884,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,911,236	1,995,607
Accrued expenses	2,334,761	2,413,557
Current portion of long-term related-party debt	2,700,000	-
Current portion of long-term debt, net of discount of $222,972 and 375,370, respectively	1,372,555	1,906,040
Total current liabilities	8,318,552	6,315,204
Stock payable - related party	3,735,048	3,000,000
Long-term related-party debt, net of current portion	-	2,700,000
Long-term debt, net of current portion and discount of $464,528 and 93,750, respectively	26,088,906	25,868,361
Other long-term liabilities	105,663	85,275
Total liabilities	38,248,169	37,968,840

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; zero shares outstanding	-	-
Common stock, $0.0001 par value: 15,000,000 shares authorized; 10,211,092 and 10,093,130 shares outstanding, respectively	1,021	1,009
Additional paid-in capital	297,098,071	295,364,173
Accumulated deficit	(278,914,059)	(275,177,181)
Accumulated other comprehensive income	(627,351)	(271,954)
Total equity	17,554,682	19,916,047
Total liabilities and stockholders’ equity	$55,805,851	$57,884,887

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues:
Products	$210,332	$173,927	$487,482	$385,463
Monitoring and other related services	5,231,337	2,976,894	14,390,923	7,880,441
Total revenues	5,441,669	3,150,821	14,878,405	8,265,904

Cost of revenues:
Products	76,220	69,131	152,497	190,201
Monitoring and other related services	1,908,870	1,394,329	5,766,867	3,615,855
Impairment of monitoring equipment and parts (Note 4)	85,221	75,000	225,522	225,000
Total cost of revenues	2,070,311	1,538,460	6,144,886	4,031,056

Gross profit	3,371,358	1,612,361	8,733,519	4,234,848

Operating expenses:
Selling, general and administrative	5,428,055	3,611,797	13,842,560	8,347,220
Settlement expense	-	-	-	14,291
Research and development	425,173	460,729	1,235,049	1,153,474
Loss from operations	(2,481,870)	(2,460,165)	(6,344,090)	(5,280,137)

Other income (expense):
Interest expense, net	(566,992)	(181,266)	(1,872,844)	(528,445)
Currency exchange rate gain (loss)	(145,476)	(185,454)	(519,478)	(189,686)
Disgorgement funds received (Note 18)	215,286	-	4,915,286	-
Gain on disposal of equipment	334,981	-	334,981	-
Other income (expense), net	(262,339)	(5,542)	(250,733)	619,238
Net loss	$(2,906,410)	$(2,832,427)	$(3,736,878)	$(5,379,030)
Dividends on preferred stock	$-	$(55)	$-	$(14,585)
Net loss attributable to common shareholders	$(2,906,410)	$(2,832,482)	$(3,736,878)	$(5,393,615)
Foreign currency translation adjustments	$(449,377)	$(239,401)	$(355,397)	$(93,429)
Comprehensive loss	$(3,355,787)	$(3,071,883)	$(4,092,275)	$(5,487,044)
Basic loss per common share	$(0.29)	$(0.28)	$(0.37)	$(0.54)
Weighted average common shares outstanding, basic and diluted	10,149,000	10,075,000	10,149,000	9,904,000

 The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,736,878)	$(5,379,030)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,488,398	1,800,597
Common stock issued for services	217,085	202,500
Bad debt expense	347,488	116,200
Vesting and re-pricing of stock options	341,905	323,924
Amortization of debt discount	286,751	193,389
Impairment of monitoring equipment and parts	225,522	225,000
Gain on disposal of assets	(334,981)	-
Loss on disposal of monitoring equipment and parts	184,556	-
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,857,986)	546,118
Notes receivable	(23,755)	(10,325)
Inventories	(746,822)	(659,942)
Prepaid expenses and other assets	(686,759)	(1,631,033)
Accounts payable	1,419,089	1,954,626
Accrued expenses	314,964	(1,082,612)
Accrued employee incentive compensation	739,226	-
Deferred revenue	(6,881)	9,031
Net cash used in operating activities	(829,078)	(3,391,557)

Cash flow from investing activities:
Purchase of property and equipment	(482,343)	(2,144,600)
Purchase of monitoring equipment and parts	(1,625,853)	-
Leasehold improvements	(28,662)	-
Investment in international bond	-	(3,163,802)
Payments related to acquisitions	(1,782,849)	(7,677,628)
Proceeds from notes receivable	-	55,984
Net cash used in investing activities	(3,919,707)	(12,930,046)

Cash flow from financing activities:
Borrowings on related-party notes payable	-	15,950,000
Principal payments on notes payable	(1,768,282)	(883,592)
Cash received from the exercise of warrants	-	8,000
Repurchase of Series D Convertible Preferred stock and warrants	(10,500)	(312,008)
Net cash (used in) provided by financing activities	(1,778,782)	14,762,400

Effect of exchange rate changes on cash	(50,787)	(93,429)

Net decrease in cash	(6,578,354)	(1,652,632)
Cash, beginning of period	11,101,822	3,382,428
Cash, end of period	$4,523,468	$1,729,796

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	June 30,
	2015	2014
Cash paid for interest	$933,808	$196,219
Issuance of common stock in connection with Series D Preferred stock dividends	-	23,957
Series D Preferred stock dividends earned	-	14,585
Issuance of common stock and warrants for accrued Board of Director fees	270,016	-
Commitment to purchase additional 35% ownership of IMS	-	350,000
Issuance of stock for the acquisition of a subsidiary and milestone achievements	912,404	4,500,000

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2015, and results of its operations for the three and nine months ended June 30, 2015 and 2014.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three and nine months ended June 30, 2015 may not be indicative of the results for the fiscal year ending September 30, 2015.

(2)  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Track Group and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company retrospectively beginning October 1, 2018, with early adoption not permitted. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. ASU 2015-03 will be effective for the Company’s fiscal year beginning October 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2015-03 on the Company’s consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-11, Simplifying the Measurement of Inventory, (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value, unless the entity is using the LIFO or retail inventory method. ASU 2015-11 will be effective for the Company’s fiscal year beginning October 1, 2017 and subsequent interim periods, with early adoption permitted. Management is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company’s consolidated financial statements.

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $85,221 and $75,000 of impairment expenses related to monitoring equipment for the three months ended June 30, 2015 and 2014, respectively, and $225,522 and $225,000 of impairment expenses related to monitoring equipment for the nine months ended June 30, 2015 and 2014, respectively.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at June 30, 2015. Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of June 30, 2015 and 2014, there were 271,471 and 444,677 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the nine months ended June, 2015 and 2014, respectively as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2015 and 2014 consisted of the following:

	June 30,	June 30,
	2015	2014
Exercise of outstanding common stock options and warrants	271,471	402,677
Exercise and conversion of outstanding Series D Preferred stock warrants	-	42,000
Total common stock equivalents	271,471	444,677

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

As described above, shares of common stock valued at $3,000,000 may be payable based on sales of the GPS Global devices sold or leased. Management determined that it was probable that sales of GPS Global devices would exceed the number of units specified in the GPS Global SPA, and has therefore, recognized a stock payable liability for the entire $3,000,000 value of common shares payable.

The total purchase price for the GPS Global acquisition was allocated to the net tangible and intangible assets based upon their fair values as of June 30, 2014 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. This acquisition provided the Company with additional research and development capabilities and enhanced technology which are expected to benefit current and future products.

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

 Track Group Analytics Limited

On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “TGA Purchase Agreement”) to purchase from the existing shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares and equity interests of TGA for an aggregate purchase price of up to CAD$4.6 million (the “TGA Acquisition”), subject to terms and conditions, of which CAD$2.0 million was paid in cash to the TGA shareholders on the Closing Date. Pursuant to the terms and conditions of the TGA Purchase Agreement, the remainder of the purchase price will be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of common stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the remaining one-half will be issued on the two-year anniversary of the Closing Date; and (ii) the remaining CAD$2.0 million will be paid to the former TGA shareholders in shares of common stock periodically, over the course of a two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the TGA Purchase Agreement. The TGA Purchase Agreement also provides for customary representations, warranties and covenants, including provisions for indemnification, and is subject to customary closing conditions. As of June 30, 2015, the Company had issued 73,835 shares of common stock in connection to this acquisition.

During the third quarter of fiscal 2015, the Company received the final valuation report for the TGA Acquisition. The Consolidated Balance Sheet at June 30, 2015 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to goodwill by $2,384,000 and other intangibles by $1,817,000. The $1.6 million in goodwill recognized as a result of this acquisition is not deductible for income tax purposes. The Company included in its financial statements revenues generated by Track Group Analytics of $23,530 and $156,032, for the three and nine months ended June 30, 2015, respectively.

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows (in thousands):

	As Initially Reported	Measurement Period Adjustments	As Retrospectively Adjusted
Assets
Current assets	$477	$(85)	$392
Property and equipment	5	2	7
Intangible assets:
Patents / developed technology	-	975	975
Customer contracts / relationships	-	807	807
Trade names / trademarks	-	35	35
Goodwill	4,037	(2,384)	1,653
Total assets acquired	4,519	(650)	3,869

Liabilities
Current liabilities	65	(3)	62
Loans payable	381	(7)	374
Total liabilities assumed	446	(10)	436

Total purchase consideration	$4,073	$(640)	$3,433

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the three and nine months ended June 30, 2015 and 2014 gives effect to each of the acquisitions described herein as, if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended		Nine months ended
	June 30,		June 30,
	Unaudited		Unaudited
	2015	2014	2015	2014

Revenues	5,441,669	4,577,030	15,243,552	12,100,251
Income (loss) from operations	(2,481,870)	(3,172,048)	(6,401,970)	(6,530,696)
Net income (loss) attributable to the Company	(2,906,410)	(3,515,362)	(1,838,776)	(6,582,856)
Basic income (loss) per share	(0.29)	(0.35)	(0.18)	(0.65)
Net income (loss) attributable to common shareholders	(2,906,410)	(3,515,417)	(1,838,776)	(6,597,441)
Basic income (loss) per share	(0.29)	(0.35)	(0.18)	(0.65)

(9)  PREPAID EXPENSES AND OTHER

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2015 and September 30, 2014, the outstanding balance of prepaid and other expenses was $1,470,820 and $1,226,054, respectively.  The $1,470,820 as of June 30, 2015 is comprised of prepayments toward inventory purchases, deposits, and other prepaid expenses.

(10)  INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished components that are used in the manufacturing of ReliAlert™, Shadow, and other tracking devices, completed ReliAlert™, R.A.D.A.R. and other tracking devices. Tracking devices deployed are reflected in Monitoring Equipment.  As of June 30, 2015 and September 30, 2014, respectively, inventory consisted of the following:

	June 30,	September 30,
	2015	2014
Finished goods	$2,006,343	$1,471,764
Reserve for damaged or obsolete inventory	(225,906)	(223,500)
Total inventory, net of reserves	$1,780,437	$1,248,264

(11)  PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and September 30, 2014, were as follows:

Depreciation expense for the three months ended June 30, 2015 and 2014 was $97,784 and $157,591, respectively. Depreciation for the nine months ended June 30, 2015 and 2014 was $417,879 and $275,893, respectively.  Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell the property. Any gains or losses are recognized in the results of operations.  During the nine months ended June 30, 2015 and 2014, the Company disposed of property and equipment with a net book value of $184,556 and $0, respectively.

(12)  MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2015 and September 30, 2014, was as follows:

	June 30,	September 30,
	2015	2014
Monitoring equipment	$4,011,268	$3,166,217
Less: accumulated depreciation	(1,901,383)	(1,251,551)
Monitoring equipment, net of accumulated depreciation	$2,109,885	$1,914,666

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three to five years.

Depreciation of monitoring equipment for the three months ended June 30, 2015 and 2014 was $368,798 and $151,121, respectively. Depreciation expense of monitoring equipment for the nine months ended June 30, 2015 and 2014 was $806,907 and $619,351, respectively. These expenses were recognized in cost of revenues.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell the assets.  During the nine months ended June 30, 2015 and 2014, the Company recorded in cost of revenues disposal of lease monitoring equipment and parts of $184,556 and $184,965, respectively.

From time to time the Company recognizes a reserve for monitoring equipment whose book value is determined to be higher than its fair value. During the nine months ended June 30, 2015, the Company discontinued use of a model of monitoring equipment for which a significant reserve had been recognized. In order to reconcile the reserve for monitoring equipment, the Company recognized a $334,981 gain on disposal of equipment. No similar gain was recognized during the nine months ended June 30, 2014. The Company believes that the remaining $111,460 reserve is sufficient to allow for potentially defective monitoring equipment at June 30, 2015.

(13)  INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the second fiscal quarter ended June 30, 2015:

	June 30,	September 30,
	2015	2014
Other intangible assets:
Patent license agreement	$5,525,000	$4,550,000
Royalty agreements	16,620,565	16,620,565
Technology	6,099,962	6,190,083
Customer relationships	2,667,000	1,860,000
Trade name	322,923	291,486
Other	337,320	50,386
Total intangible assets	31,572,770	29,562,520
Accumulated amortization	(4,909,418)	(2,818,894)
Intangible assets, net of accumulated amortization	$26,663,352	$26,743,626

The intangible assets summarized above were purchased on various dates from January 2010 through June 2015. The assets have useful lives ranging from three to ten years. Amortization expense for the three months ended June 30, 2015 and 2014 was $622,265 and $253,630, respectively. Amortization expense for the nine months ended June 30, 2015 and 2014 was $1,561,949 and $715,550, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at June 30, 2015 and September 30, 2014, respectively:

	June 30,	September 30,
	2015	2014
Beginning balance	$6,577,609	-
Additions resulting from acquisitions:
Acquisition of GPS Global Tracking & Surveillance, Ltd.		3,381,000
Acquisition of Emerge Monitoring, Inc.		3,381,754
Net adjustment from the acquisition of Track Group Analytics Limited	1,653,815	-
Foreign currency translation adjustment	(206,685)	(185,145)
Ending balance	$8,024,739	$6,577,609

Goodwill was recognized in connection to acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through June 30, 2015.

(15)  OTHER ASSETS

As of June 30, 2015 and September 30, 2014, other assets totaled $2,992,967 and $3,150,428, respectively.  The $2,992,967 balance of other assets is comprised largely of a performance bond for an international customer.  The Company anticipates that this performance bond will be returned to the Company in March 2018.

(16)  ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2015 and September 30, 2014:

	June 30,	Sept 30,
	2015	2014
Accrued royalties	$7,077	$-
Accrued payroll, taxes and employee benefits	553,111	822,847
Accrued consulting	66,825	267,300
Accrued taxes - foreign and domestic	96,838	203,941
Accrued settlement costs	50,000	52,000
Accrued board of directors fees	240,000	120,000
Accrued other expenses	214,292	277,377
Accrued employee incentive compensation	739,226	-
Accrued legal costs	101,000	6,453
Accrued cellular costs	19,651	25,000
Accrued outside services	1,000	23,562
Accrued travel expenses	21,162	96,922
Accrued warranty and manufacturing costs	36,000	14,031
Accrued interest	188,579	504,124
Total accrued expenses	$2,334,761	$2,413,557

(17)  DEBT OBLIGATIONS

Debt obligations as of June 30, 2015 and September 30, 2014, respectively, are comprised of the following:

Amended and Restated Facility Agreement. On July 14, 2015, we entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Conrent Invest S.A. (“Conrent”) to amend certain provisions of the Company’s existing $25.0 million unsecured debt facility. Pursuant to the terms and conditions of the Amended Facility Agreement, effective June 30, 2015, the Company may now borrow an additional $5.4 million of unsecured debt, which, together with the existing $25.0 million of unsecured debt borrowed under the debt facility, will now accrue interest at a rate of 8% per annum and mature on July 31, 2018. The Amended Facility Agreement also provides the Company with a voluntary prepayment option, wherein the Company may pay the amounts borrowed under the debt facility, including all accrued but unpaid interest, prior to the maturity date without any penalty or prepayment fee. In connection with the execution of the Amended Facility Agreement, the Company used the available $5.4 million under the facility agreement to pay to Conrent an arrangement fee of $500,000, as well as $822,222 of accrued but unpaid interest. Subsequent to June 30, 2015, the Company received the remaining $4.08 million from this Facility Agreement.

	June 30,	September 30,
	2015	2014
Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of June 30, 2015, the remaining debt discount was $687,500.	$25,634,722	$24,531,250
The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016. This loan is secured by the related license.	1,500,000	3,187,500
Note issued in connection with the acquisition of a subsidiary and matured in December 2014 which was secured by certain leased assets.	-	9,630
Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015 and are secured by certain leased assets.	25,157	46,021
Unsecured related notes payable for $1.5 million and $1.2 million, due December 31, 2015 and November 19, 2015, respectively (See Note 18 below).	2,700,000	2,700,000
Unsecured notes payable assumed in conjunction with the G2 acquisition, net of $9,529 discount.	-	-
Unsecured non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	301,582	-
Total debt obligations	30,161,461	30,474,401
Less current portion	(4,072,555)	(1,906,040)
Long-term portion of related party debt	-	(2,700,000)
Long-term debt, net of current portion	$26,088,906	$25,868,361

The following table summarizes the Company’s future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2015:

Fiscal Year	Total
2015	$588,215
2016	3,725,404
2017	72,365
2018	26,381,115
2019	44,184
Thereafter	37,678
Debt discount	(687,500)
Total	$30,161,461

In connection with the TGA Acquisition, as described in Note 8 above, the Company assumed three notes payable to the Atlantic Canada Opportunities Agency (“ACOA”). These notes are non-interest bearing notes and are payable in monthly increments ranging from $3,125 to $4,125, as specified in each of the notes.

(18)  RELATED-PARTY TRANSACTIONS

Disgorgement of Funds Received

During January 2015, the Company received notice from a shareholder stating that the shareholder was returning realized profits from trades of the Company’s common stock during the year ended September 30, 2014. The shareholder also indicated that during this time, the shareholder was subject to Section 16 of the United States Security Exchange Act of 1934 (the “Exchange Act”) because they owned more than 10% of the shares of Company common stock. As such, the shareholder complied with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $4.7 million. The Company received these funds during January 2015.

During March 2015, the Company received notice from a shareholder stating that it was returning realized profits from trading of the Company’s common stock during fiscal year 2014. During 2014, the shareholder was subject to Section 16 of the Exchange Act because the shareholder owned more than 10% of the shares of the Company's common stock. The shareholder,  in compliance with Section 16(b) of the Exchange Act, returned those profits to the Company. The shareholder is also a creditor of the Company. On April 21, 2015 the Company and the shareholder entered into an agreement whereby $215,236, the realized profit recognized by the shareholder, would be deducted from accumulated interest on promissory notes between the shareholder and the Company. During the three months ended June 30, 2015, the Company deducted the amount from accumulated interest due to the shareholder (See Revolving Loan Agreement and Related-Party Promissory Note discussions below).

Royalty Agreement

On August 4, 2011, with an effective date of July 1, 2011, we entered into an agreement (the “Royalty Agreement”) with Borinquen Container Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico (“Borinquen”), to purchase Borinquen’s wholly-owned subsidiary, International Surveillance Services Corporation, a Puerto Rico corporation (“ISS”), in addition to other consideration we also agreed to pay to Borinquen quarterly royalty payments in an amount equal to 20% of our net revenues from the sale or lease of our monitoring devices and monitoring services within a territory comprised of South and Central America, the Caribbean, Spain and Portugal, for a term of 20 years.  On February 1, 2013, we redeemed and terminated this royalty obligation for a total cost of $13.0 million using the proceeds of a $16.7 million loan from a related party, Sapinda Asia Limited (“Sapinda Asia”). Sapinda Asia owned approximately 44.8% of our issued and outstanding shares of common stock at December 31, 2014. In addition to the $13.0 million used to terminate the Royalty Agreement, we used the remaining $3.7 million as operating capital during the 2013 fiscal year. On September 30, 2013, Sapinda Asia converted all outstanding principal and interest under the loan, totaling $17,576,627, into 3,905,917 shares of common stock at a rate of $4.50 per share.

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving unsecured loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer. The loan initially matured in June 2014. However, the maturity date of the note was extended and now matures in December 2015. On March 3, 2015, the Company was notified by Sapinda that it had realized profits from certain trading of the Company’s common stock during fiscal year 2014, a period during which Sapinda owned more than 10% of the shares of the Company common stock, and, as such, was subject to Section 16 of the Exchange Act. In order to comply with with Section 16(b) of the Exchange Act, Sapinda desired to return those profits to the Company, and on April 21, 2015 the Company and Sapinda entered into an agreement whereby $41,975, Sapinda’s recognized realized profits, were deducted from accumulated interest on this note. As of June 30, 2015, the Company owed $1,200,000 of principal and $164,143 of accrued interest on the note.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia in the form of an unsecured promissory note.  This unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014, which was subsequently extended to November 19, 2015. On March 3, 2015, the Company was notified by Sapinda that it had realized profits from certain trading of the Company’s common stock during fiscal year 2014, a period during which Sapinda owned more than 10% of the shares of the Company common stock, and, as such, was subject to Section 16 of the Exchange Act. In order to comply with with Section 16(b) of the Exchange Act, Sapinda desired to return those profits to the Company, and on April 21, 2015 the Company and Sapinda entered into an agreement whereby $173,260, Sapinda’s recognized realized profits, were deducted from accumulated interest on this note. As of June 30, 2015, the Company owed $1,500,000 of principal and $20,055 of accrued interest on the note.

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

As consideration for these services, the Company agreed to pay Paranet $4,500 per month, and during the nine months ended June 30, 2015 the Company paid $378,543 to Paranet. The arrangement can be terminated by either party for any reason upon ninety (90) days written notice to the other party.

Facility Agreement

On July 14, 2015, the Company entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Conrent Invest S.A., acting on behalf of its compartment, Safety 2 (“Conrent”), to amend certain provisions of the Company’s existing $25.0 million unsecured debt facility provided by the original Facility Agreement, dated December 30, 2013. Pursuant to the terms and conditions of the Amended Facility Agreement, effective June 30, 2015, the Company may now borrow an additional $5.4 million of unsecured debt, which, together with the existing $25.0 million of unsecured debt borrowed under the debt facility, will now accrue interest at a rate of 8% per annum and mature on July 31, 2018. The Amended Facility Agreement also provides the Company with a voluntary prepayment option, wherein the Company may pay the amounts borrowed under the debt facility, including all accrued but unpaid interest, prior to the maturity date without any penalty or prepayment fee.

Stock Payable – Related Party

In connection with the acquisitions during 2014 and 2015 described under Note 8 above, the Company recognized a liability for stock payable to the former owners of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

	June 30, 2015	Sept. 30, 2014

Beginning Balance	$3,000,000		$-
Stock payable resulting from the GPS Global acquisition	-		3,000,000
Stock payable resulting from the Track Group Analytics acquisition	1,771,000		-
Adjustment to Track Groups Analytics stock payable in accordance with ASC 805	(601,000)
Payment of shares for achieving performance milestones	$(434,952)	$
Ending Balance	3,735,048		3,000,000

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	June 30, 2015	Sept. 30, 2014

Loan from a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on December 30, 2015.	$1,200,000	$1,200,000
Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2015.	1,500,000	1,500,000
Total related-party debt obligations	2,700,000	2,700,000
Less current portion	2,700,000	-
Long-term debt, net of current portion	$-	$2,700,000

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

Series D Convertible Preferred Stock

The Company has designated 85,000 shares of its stock as Series D Preferred stock (“Series D Preferred”).  During the nine months ended June 30, 2015 and 2014, the Company did not issue any additional new shares of Series D Preferred. During the fiscal year ended September 30, 2014, the Company exchanged 207 shares of Series D Preferred for 16,907 shares of common stock. Additionally, the Company repurchased 261 shares of Series D Preferred for $312,008 during the fiscal year ended September 30, 2014. As a result of these transactions, there were no shares of Series D Preferred stock outstanding at June 30, 2015.

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

During the nine months ended June 30, 2015 and 2014, respectively the Company issued zero and 1,249 shares of common stock to pay zero and $23,957 of accrued dividends on the Series D Preferred stock.

Convertibility
Each share of Series D Preferred stock may be converted into thirty (30) shares of common stock, commencing 90 days after the date of issue. During the nine months ended June 30, 2015 and 2014, zero and 197 shares of Series D Preferred stock were converted into zero and 16,053 shares of common stock, respectively.

Redemption
On January 16, 2014, the Company sent out notices to Series D Preferred shareholders regarding the Company’s election under the Amended and Restated Designation of the Rights and Preferences to redeem 261 shares of Series D Preferred at 120% of the aggregate original investment of $260,007 through the payment of cash totaling $312,007.  The redemption date was February 13, 2014.

Series D Preferred Stock Warrants
As of June 30, 2015, zero warrants to purchase Series D Preferred were issued or outstanding. During the nine months ended June 30, 2015, the Company purchased all 42,000 warrants to purchase Series D Preferred.

 (20)  COMMON STOCK

Common Stock Issuances

During the nine months ended June 30, 2015, the Company issued the following shares of common stock:

On November 25, 2014, and in connection to the TGA Acquisition (see Note 8 above), 38,599 shares of common stock were issued.

On January 26, 2015, 14,988 shares of common stock were issued to certain individuals for their service on the Board of Directors.

On February 26, 2015, the Company issued 4,000 shares of common stock to certain Board members for their service as members of the compensation committee.

On April 24, 2015, the Company issued 38,835 shares of common stock to the previous owners of TGA for meeting certain benchmarks identified in the TGA Purchase Agreement (see Note 8 above).

During April 2015, the Company issued 18,868 shares of common stock to certain individuals for their service on the Board of Directors.

On May 18, 2015, the Company issued 2,772 shares of common stock to certain individuals for their services on the Board of Directors.

(21)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”).  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. During the nine months ended June 30, 2015 and 2014, respectively, no options were issued under this 2012 Plan.  As of June 30, 2015, 637,586 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2015 and 2014, the Company granted 23,856 and 30,132 shares of common stock. These warrants vested immediately and expire two years from grant date. Additionally, the Company extended the life of 129,808 warrants which had been granted during 2013 and 2014. The Company recorded $341,905 of expense for the nine months ended June 30, 2014 and $106,915 of expense for the three months ended June 30, 2014 related to the issuance and vesting of all stock options and warrants. The Company recorded expense of $39,929 for warrants which were extended during the nine months ended June 30, 2015.

The option and warrant grants and warrant extensions for nine months ended June 30, 2015 and 2014 were valued using the Black-Scholes model with the following weighted-average assumptions:

	June 30,
	2015	2014
Expected cash dividend yield	-	-
Expected stock price volatility	73%	77%
Risk-free interest rate	.53%	0.12%
Expected life of options/warrants	2 Years	2 Years

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

A summary of stock option activity for the nine months ended June 30, 2015 is presented below:

	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2014	305,251	$15.71	1.05 years	$487,402
Granted	23,856
Expired / Cancelled	(57,636)	$17.50
Exercised	-
Outstanding as of June 30, 2015	271,471	$14.92	1.41 years	$100,101
Exercisable as of June 30, 2015	271,471	$14.92	1.41 years	$100,101

	Total Equity
Balance at September 30, 2014	$19,916,047
Issuance of common stock for acquisition	580,884

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $10.50 at June 30, 2015.

(22)  CHANGES IN EQUITY

A summary of the composition of equity of the Company as of June 30, 2015, and the changes during the nine months then ended is presented in the following table:

Total Equity
Balance at September 30, 2014	$19,916,047
Issuance of common stock for acquisition	912,404
Issuance of common stock for services	217,085
Issuance of stock and warrants for accrued Board of Director fees	270,016
Other comprehensive income	(355,397)
Vesting of stock options and warrants	381,834
Extension of life of warrants	(39,929)
Repurchase of warrants to purchase Preferred Series D shares	(10,500)
Net loss	(3,736,878)
Balance at June 30, 2015	$17,554,682

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

(24)  SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855 and has not identified significant reportable events other than the event mentioned below.

On August 13, 2015, the Company received the $4.08 million funds demanded under the Amended and Restated Facility Agreement effective June 30, 2015 (See Note 17).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements.”  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “projects,” “potential,” and “will,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2014 and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “Track Group,” “we,” “our,” “us,” refer to Track Group, Inc., a Utah corporation.

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

Recent Developments

        Change of Corporate Name. On May 19, 2015, filed an amendment to our Articles of Incorporation with the Utah Secretary of State in order to change our corporate name from “SecureAlert, Inc.” to “Track Group, Inc.”, which amendment was approved by the Company’s stockholders at the Company’s 2015 annual meeting held on the same date.

       Amended and Restated Facility Agreement. On July 14, 2015, we entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Conrent Invest S.A. (“Conrent”) to amend certain provisions of the Company’s existing $25.0 million unsecured debt  facility. Pursuant to the terms and conditions of the Amended Facility Agreement, effective June 30, 2015, the Company may now borrow an additional $5.4 million of unsecured debt, which, together with the existing $25.0 million of unsecured debt borrowed under the debt facility, will now accrue interest at a rate of 8% per annum and mature on July 31, 2018. The Amended Facility Agreement also provides the Company with a voluntary prepayment option, wherein the Company may pay the amounts borrowed under the debt facility, including all accrued but unpaid interest, prior to the maturity date without any penalty or prepayment fee.

Strategy

Our global growth strategy is to continue to expand offerings on a Platform-as-a-Service (PaaS) basis that empowers professionals in security, law enforcement, corrections and rehabilitation organizations worldwide with a single-sourced, real-time, end-to-end offender management solution that integrates reliable intervention technologies to support re-socialization, monitoring, and predictive analytics. To accomplish this objective, we have and will continue to innovate and grow our portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services. These include GPS, RF, drug and alcohol testing for offenders, and predictive analytics.  Given the flexibility of our platform, our device technology, tracking, monitoring, and analytical capabilities may provide additional solutions in other applications that require extracting meaningful, that we can monetize.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. Such policies were unchanged during the nine months ended June 30, 2015.

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

Results of Operations

Continuing Operations - Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Revenues

For the three months ended June 30, 2015, the Company recognized revenues from operations of $5,441,669, compared to $3,150,821 for the three months ended June 30, 2014, an increase of $2,290,848 (73%).  Of these revenues, $5,231,337 and $2,976,894, respectively, were derived from monitoring and other related services, an increase of $2,254,443 (76%).  The increase was principally the result of sales generated by subsidiaries which were acquired during the prior fiscal year and the first quarter of fiscal 2015 (see Note 8 to our condensed consolidated financial statements), which contributed approximately $1.43 million in revenue or 26% of total revenue during the three months ended June 30, 2015.  For the three months ended June 30, 2015, international revenue was $1,939,443, compared to $726,392 for the three months ended June 30, 2014, an increase of $1,213,051 (167%), primarily attributable to revenue generated by our Chilean subsidiary and, to a lesser extent, from our newly acquired Canadian subsidiary. Our Chilean subsidiary had minimal activity during the three months ended June 30, 2014.

Product revenues increased $36,405 (21%) from $173,927 for the three months ended June, 2014, to $210,332 for the three months ended June 30, 2015.

Cost of Revenues

During the three months ended June 30, 2015, cost of revenues totaled $2,070,311, compared to cost of revenues during the three months ended June 30, 2014 of $1,538,460, an increase of $531,851.  The increase in cost of revenues in 2015 resulted primarily from the costs incurred by subsidiaries which were acquired during the prior fiscal year and the first quarter of fiscal 2015 (see Note 8 to our condensed consolidated financial statements), including costs associated with expansion in our Chilean operations.

Depreciation included in costs of revenue for the three months ended June 30, 2015 and 2014 totaled $249,095 and $151,121, respectively. Depreciation costs are based on a three to five year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are depreciated over three to five years.  The Company believes this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

The Company expects the cost of revenues as a percentage of revenues to decrease in the foreseeable future due to economies of scale realized through projected increases in revenues, further development of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs, and the use of more efficient supply channels.

Gross Profit and Margin

During the three months ended June 30, 2015, gross profit totaled $3,371,358, or 62% of net revenues compared to $1,612,361, or 51% of net revenues during the three months ended June 30, 2014. The increases in gross profit and profit margin are due to economies of scale realized through increases in revenue from the Company’s Chilean subsidiary, revenues generated by subsidiaries acquired, further developments in our proprietary software, lower monitoring center costs as a percentage of revenues generated and using more efficient supply channels.

Research and Development Expenses

During the three months ended June 30, 2015, research and development expenses totaled $425,173 compared to research and development expenses for the three months ended June 30, 2014 totaling $460,729, a decrease of $35,556.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the three months ended June 30, 2015, selling, general and administrative expenses totaled $5,428,055 compared to $3,611,797 for the three months ended June 30, 2014.  The increase of $1,816,258 in selling general and administrative costs resulted from increases in operating expenses of the Company’s new Chilean, Israeli, Canadian and U.S. subsidiaries, which were not a part of the consolidated entity for the entire three months ended June 30, 2014.  Selling, general and administrative expense is anticipated to increase in subsequent periods due to the Company's acquisitions; however, such expense as a percentage of total revenue are anticipated to decrease in subsequent periods as the Company integrates the operations associated with the newly acquired subsidiaries.

Other Income and Expense

For the three months ended June 30, 2015, net interest expense was $566,992 compared to $181,266 for the three months ended June 30, 2014. This increase in interest expense resulted primarily from the increase in principal of interest bearing debt incurred since June 30, 2014.

Net Loss

The Company had a net loss from continuing operations for the three months ended June 30, 2015 totaling $2,906,410 compared to a net loss of $2,832,482 for the three months ended June 30, 2014, an increase of  $73,928.  This increase is due, primarily, to increased operating and selling, general and administrative expenses incurred during the quarter.

Continuing Operations - Nine Months Ended June 30, 2015, Compared to Nine Months Ended June 30, 2014

Revenue

For the nine months ended June 30, 2015, the Company recognized revenues from operations of $14,878,405, compared to $8,265,904 for the nine months ended June 30, 2014, an increase of $6,612,501 (80%).  Of these revenues, $14,390,923 and $7,880,441, respectively, were from monitoring and other related services, an increase of $6,510,482 (83%).   Growth in revenue during the nine months ended June 30, 2015 was principally the result of sales generated by our Chilean operation, which contributed $4.1 million (28% of total revenue) at June 30, 2015 and zero revenue at June 30, 2014, respectively. Additional revenue was generated by subsidiaries acquired  during the year ended September 30, 2014 and the quarter ended December 31, 2014 (see Note 8 to our condensed consolidated financial statements).

Product revenues increased $102,019 (26%) from $385,463 for the three months ended June 30, 2014, to $487,482 for the three months ended June 30, 2015. The increase was largely the result of sales generated by subsidiaries, which were acquired during the prior fiscal year and the first quarter of fiscal 2015 (see Note 8 to our condensed consolidated financial statements).

Due to the acquisitions made during the Company's fiscal year ended September 30, 2014, and in the first quarter of fiscal 2015, the Company anticipates that total revenue in subsequent periods will increase compared to the comparable periods in the prior fiscal year, and those increases will be material.

Cost of Revenue

During the nine months ended June 30, 2015, cost of revenues totaled $6,144,886, compared to cost of revenues during the nine months ended June, 2014 of $4,031,056, an increase of $2,113,830.  The increase in cost of revenue was largely the result of costs incurred by subsidiaries, which were acquired during the prior fiscal year (see Note 8 to the condensed consolidated financial statements), including increased costs associated with increased activity in our Chilean operations and, to a lesser extent, from our newly acquired Canadian subsidiary.

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

Depreciation included in costs of revenue for the nine months ended June 30, 2015 and 2014 totaled $806,907 and $480,593, respectively. Amortization costs are based on a three to five year useful life for TrackerPAL™ and ReliAlert™ devices.  Devices that are leased or retained by us for future deployment or sale are amortized over three to five years.  The Company believes this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the nine months ended June 30, 2015, gross profit totaled $8,733,519, or 59% of net revenues compared to $4,234,848, or 51% of net revenues during the nine months ended June 30, 2014. The increases in gross profit and profit margin are due to economies of scale realized through increases in revenue from the Company’s Chilean subsidiary, revenues generated by subsidiaries acquired, further developments in our proprietary software, lower monitoring center costs as a percentage of revenues generated and using more efficient supply channels.

Research and Development Expenses

During the nine months ended June 30, 2015, research and development expenses totaled $1,235,049 compared to research and development expenses for the nine months ended June 30, 2014 totaling $1,153,474, an increase of $81,575.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2015, selling, general and administrative expenses totaled $13,842,560 compared to $8,347,220 for the nine months ended June 30, 2014. The increase of $5,495,340 in selling general and administrative costs resulted from increases in payroll expense of $3,678,569 and operating expenses of the Company’s new Chilean, Israeli, Canadian and U.S. subsidiaries which were not a part of the consolidated entity for the entire three or nine months ended June 30, 2014.  Selling, general and administrative expense is anticipated to increase in subsequent periods due to the Company's acquisitions; however, such expense as a percentage of total revenue is anticipated to decrease in subsequent periods as the Company integrates the operations associated with the newly acquired subsidiaries.

Other Income and Expense

For the nine months ended June 30, 2015, net interest expense was $1,872,844 compared to $528,445 for the nine months ended June 30, 2014. This increase in interest expense resulted primarily from an increase in the Company’s interest bearing debt since June 30, 2014. Other income increased by $4.9 million as the result of a disgorgement of profits from one of our shareholders, pursuant to Section 16(b) of the Exchange Act in January 2015 (see Note 18 to our condensed consolidated financial statements).

Net Loss

The Company had a net loss from continuing operations of $3,736,878 for the nine months ended June 30, 2015, as compared to a net loss of $5,379,030 for the nine months ended June 30, 2014. This decrease is primarily the result of an increase in revenue during the 2015 period and a disgorgement of profits from one of our shareholders, pursuant to Section 16(b) of the Exchange Act (see Note 18 to our condensed consolidated financial statements).

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the prior year, the Company supplemented cash flows to finance the business from borrowings under a credit facility and from the sale and issuance of debt and equity securities. No such borrowings or sales of assets occurred during the nine months ended June 30, 2015. Together with the receipt of $4.9 million in disgorged profits from one of our shareholders in January and April 2015, and additional funding from the amendment of its Facility, available cash resources at June 30, 2015 are anticipated to meet the Company's working capital requirements for the next twelve months.

As of June 30, 2015, the Company had unrestricted cash of $4,523,468 and a working capital surplus of $5,786,807 compared to unrestricted cash of $11,101,822 and a working capital surplus of $11,323,107 as of September 30, 2014.

The Company used cash of $3,919,707 for investing activities during the nine months ended June 30, 2015, compared to $12,930,046 of cash used in investing activities in the nine months ended June 30, 2014. Cash used for investing activities was used for acquisition activities and purchases of monitoring and other equipment during the nine months ended June 30, 2015.

The Company used $1,778,782 of cash for financing activities during the nine months ended June 30, 2015, compared to $14,762,400 in cash provided for the nine months ended June 30, 2014. Cash provided by financing activities was used to support operating activities during the nine months ended June 30, 2015.

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

Foreign Currency Risks

We had $4,753,169 and $2,229,964 in revenues from sources outside the United States for the nine months ended June 30, 2015 and 2014, respectively.  Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we received payments and make purchases in an equivalent value of foreign currencies which resulted in foreign exchange losses $519,478 and $4,232 during the nine months ended June 30, 2015 and 2014, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.  Other Information

None.

Item 6. EXHIBITS

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

3(i)(1)	Articles of Incorporation (incorporated by reference to our Registration Statement and Amendments thereto on Form 10-SB, effective December 1, 1997).

3(i)(2)	Amendment to Articles of Incorporation for Change of Name (incorporated by reference to our Form 10-KSB for the fiscal year ended September 30, 2001).

3(i)(3)	Amendment to Articles of Incorporation Amending Rights and Preferences of Series A Preferred Stock (incorporated by reference to our Form 10-KSB for the fiscal year ended September 30, 2001).

3(i)(4)
Amendment to Articles of Incorporation Adopting Designation of Rights and Preferences of Series B Preferred Stock (incorporated by reference to our Form 10- QSB for the nine months ended June 30, 2002).

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

3(i)(7)	Articles of Amendment to Articles of Incorporation filed July 12, 2006 (incorporated by reference to our Current Report on Form 8-K filed July 18, 2006).

3(i)(8)
Articles of Amendment to the Fourth Amended and Restated Designation of Right and Preferences of Series A 10% Convertible Non-Voting Preferred Stock of SecureAlert, Inc. (incorporated by reference to our Form 10-QSB for the nine months ended June 30, 2007).

3(i)(9)
Articles of Amendment to the Designation of Right and Preferences of Series A Convertible Redeemable Non-Voting Preferred Stock of SecureAlert, Inc. (incorporated by reference to our Form 10-QSB for the nine months ended June 30, 2007).

3(i)(10)
Articles of Amendment to the Articles of Incorporation and Certificate of Amendment to the Designation of  Rights and Preferences Related to Series D 8% Convertible Preferred Stock of SecureAlert, Inc. (incorporated by reference to our Form 10-K for the year ended September 30, 2009).

3(i)(11)	Articles of Amendment to the Articles of Incorporation filed March 28, 2011 (incorporated by reference to our Current Report on Form 8-K, filed April 4, 2011).

3(i)(12)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed August 1, 2011 (incorporated by reference to our Form 10-Q for the nine months ended June 30, 2011).

3(i)(13)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed December 28, 2011 (incorporated by reference to our to Definitive Proxy Statement, filed October 25, 2011).

3(i)(14)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed April 11, 2013 (incorporated by reference to our Form 10-Q for the six months ended March 31, 2013).

3(i)(15)	Articles of Amendment to the Articles of Incorporation of SecureAlert, Inc., filed May 19, 2015 (incorporated by reference to our Current Report on Form 8-K, filed May 21, 2015).

3(ii)	Bylaws (incorporated by reference to our Registration Statement on Form 10-SB, effective December 1, 1997).

3(iii)	Amended and Restated Bylaws (incorporated by reference to our Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (incorporated by reference to our Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement, filed October 25, 2011).

10.1	Agreement and Royalty Agreement between Borinquen Container Corporation and SecureAlert, effective July 1, 2011 (incorporated by reference to our Current Report on Form 8-K, filed in August 2011).

10.2	Stock Purchase Agreement between Gary Shelton, Larry and Sue Gardner and SecureAlert, effective October 1, 2012 (incorporated by reference to our Current Report on Form 8-K, filed in December 2012).

10.3	Loan and Security Agreement between Sapinda Asia Limited and SecureAlert, effective December 3, 2012 (incorporated by reference to our Current Report on Form 8-K, filed in December 2012).

10.4
Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (incorporated by reference to our Current Report on Form 8-K, filed in February 2013).

10.5	Notice of Conversion from Sapinda Asia Limited, dated September 24, 2013 (incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2013).

10.6	Facility Agreement between Tetra House Pte. Ltd. and SecureAlert, Inc., dated January 3, 2014 (incorporated by reference to our Current Report on Form 8-K, filed in January 2014).

10.7
Supplemental Settlement Agreement between Satellite Tracking of People, LLC and SecureAlert, Inc., effective March 1, 2014 (incorporated by reference to our Form 10-Q for the three months ended March 31, 2015).

10.8
Amended and Restated Facility Agreement, dated June 30, 2015, by and between Track Group, Inc. and Conrent Invest S.A, acting on behalf of its compartment “Safety 2” (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2015).

14.1	Code of Ethics (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

21	Subsidiaries of the Registrant (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Insider Trading Policy Adopted, dated April 16, 2013 (incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2013).

99.2	Employment agreement between SecureAlert, Inc. and Former Chief Financial Officer, dated November 14, 2013 (incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2013).

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: August 14, 2015	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee
(Acting Principal Executive Officer)

Date August 14, 2015	By:	/s/ John R. Merrill
John R. Merrill, Chief Financial Officer
(Principal Accounting Officer)