Form 10-K
period 2015-09-30
Track Group, Inc.
filed 2015-12-11
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2015 was $29,030,340 million. As of December 11, 2015, there were 10,261,288 shares of Common Stock issued and outstanding.

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

PART I

Item 1.       Business

Track Group, Inc., formerly SecureAlert, Inc., was incorporated in 1995 as a Utah corporation. Our principal place of business is located at 405 South Main Street, Suite 700, Salt Lake City, Utah, 84111. Our telephone number is (801) 451-6141. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 (“Common Stock”), is currently listed for quotation on the OTCQX Premier marketplace (“OTCQX”) under the symbol TRCK.  Unless specified otherwise, as used in this Form 10-K, “we,” “us,” “our,” “Track Group” or the “Company” refer to Track Group, Inc. and its subsidiaries.

Overview

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model.  Currently, the Company deploys offender based management services that combine patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best-practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, “Mobile911”, “Mobile911 Siren with 2-Way Voice Communication & Design”, “ActiveTrace,” “MobilePAL,” “HomePAL,” “HomeAware,” “PAL Services,” “TrackerPAL,” “ReliAlert,” “SecureAlert,” “SecureCuff,” “TrueDetect,” “Track Group,”  and the stylized “Track Group” logo.  Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners.

Recent Developments

Virginia Department of Corrections Agreement. On October 1, 2015, we executed an agreement with the Virginia Department of Corrections (the "Department") to provide electronic monitoring services across the full range of sentences under the Department's oversight (the "Agreement"). Under the terms of the Agreement, the Company will provide solutions based on GPS and biometric voice verification technology designed to monitor over 16,000 offenders and defendants. The term of the Agreement is six years, with a minimum two-year period, and is valued at approximately $11.3 million.

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

Change of Corporate Name. On May 19, 2015, we filed an amendment to our Articles of Incorporation with the Utah Secretary of State in order to change our corporate name from “SecureAlert, Inc.” to “Track Group, Inc.”, which amendment was approved by the Company’s stockholders at the Company’s 2015 annual meeting held on the same date.

Track Group Analytics Limited Acquisition. On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “TGA Purchase Agreement”) to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4.6 million (the “TGA Acquisition”), of which CAD$2.0 million was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of Common Stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the balance on the two-year anniversary of the Closing Date; and (ii) the CAD$2.0 million will be paid to the former TGA shareholders in shares of Common Stock  over a two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the TGA Purchase Agreement. As of September 30, 2015, the Company had issued 38,499 shares of Common Stock in connection to this acquisition, and 63,777 shares of Common Stock to the TGA shareholders upon achieving certain performance milestones.

See Note 3, “Acquisitions” in the notes to our Consolidated Financial Statements for a further description of the TGA Acquisition and the G2 Acquisition.

Our Products and Services

Our products and services consist of devices, monitoring services, and data analytics.

Our devices consist of the ReliAlert, Shadow and R.A.D.A.R.  They are designed in the United States and Israel, and manufacturing is performed in the United States and China.  These devices are leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

ReliAlert and Shadow.  Our tracking devices utilize patented technology and are securely attached around an offender’s ankle with a tamper resistant strap that cannot be adjusted or removed without detection, unless by a supervising officer, and which is activated through services provided by our Monitoring Centers (or other agency-based monitoring centers). The ReliAlert and Shadow units are intelligent devices with integrated computer circuitry, utilizing both GPS and RF, and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing. The ReliAlert platform incorporates voice communication technology that provides officers with 24/7/365 voice communication with the offenders. Both devices are FCC, CE and PTCRB certified and protected by numerous patents and trademarks.

R.A.D.A.R.  Our Real-Time Alcohol Detection and Recognition (R.A.D.A.R.) device is comprehensive proprietary alcohol offender supervision and monitoring system with a fuel-cell based, breath-alcohol testing system that incorporates a number of safeguards to prevent tampering, including biometric user identification to provide accurate, actionable alcohol alerts. All breath-alcohol tests are time stamped and include a GPS fix.  The web-enabled reporting center assures testing compliance with notifications via text or email.

Monitoring Center Services.  Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly-trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols.  The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in Salt Lake City, Utah USA, and Santiago, Chile, SA.  In addition the Company has assisted in the establishment of monitoring centers for customers and local partners in the Bahamas and in Puerto Rico.

Data Analytics Services.  Our TrackerPAL software, TrackerPAL Mobile, combined with our Data Analytic analysis tools, provide an integrated platform allowing case managers and law enforcement officers’ quick access views of a targets travel behavior, mapping, and provide inference on patterns.  Our advanced data analytics service offers a highly complex predictive reporting mechanism that combines modern statistical methods, developed using computer science and used by intelligence agencies that separate noteworthy events from normal events, rank offender cases according to their need for supervision, and relate decision-relevant metrics to benchmarks in real-time.

Our Strategy

Our global growth strategy is to continue to expand offerings on a subscription basis that empowers professionals in security, law enforcement, corrections and rehabilitation organizations worldwide with a single-sourced, real-time, end-to-end offender management solution that integrates reliable intervention technologies to support re-socialization, monitoring, and predictive analytics for offenders. To accomplish this objective, we have and will continue to innovate and grow our portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services. These include GPS, RF, drug and alcohol testing for offenders, and predictive analytics.  Given the flexibility of our platform, our device technology, tracking, monitoring, and analytical capabilities, we believe that our solutions may apply to other industry verticals that require tracking, monitoring and predictive analytics.

Marketing

Our strategic purpose is to produce or acquire, and globally deploy leading edge tracking technology, monitoring and analytic services in the criminal justice and corrections arenas. In addition to our recent acquisitions, we work to meet this objective by improved research and development activities and expanding our sales and marketing efforts both domestically and internationally. Our ability to acquire new accounts continues to benefit from the lack of public funding for law enforcement and corrections agencies, the need to reduce jail operating expenses, and a desire for greater control of monitoring of high risk and high flight risk offenders. Also, the view continues to widen that society needs to look at alternative ways of sentencing offenders, as well as keeping track of certain types of offenders, such as those convicted of sexual, domestic violence, or alcohol offenses that have been released from custody. Several countries, including the United States of America, began or continued the process of evaluating sentencing laws that would release sentenced felons to GPS monitoring after partially serving their incarceration sentences. We foresee that these views and the harsh economic and funding realities will continue to fuel wider adoption and implementation of electronic monitoring programs globally, increasing demand for our products and services. Our products’ unique and patented functionality make us a good match for these opportunities.

Research and Development Program

During the fiscal year ended September 30, 2015, we incurred research and development expense of $1,562,566 compared to those costs recognized during fiscal year 2014 totaling $1,605,662.  The $43,096 reduction in research and development cost reflects those projects that commenced in 2014 that were completed in 2015.  This is offset by $567,287 increase in capitalized software cost to improve efficiency in the software, firmware and our analytics platform during the year ended September 30, 2015.

Competition

We continue to encounter electronic offender monitoring competition.  Our largest competitors include:

·
BI Incorporated, Denver Colorado, subsidiary of GEO Care, Inc., Boca Raton, Florida –  This international company provides a wide variety of private correctional services from facilities operation and management to correctional health care services for more than 20 years.

·	3M Electronic Monitoring, Odessa, Florida – This company has tracking software technology that operates in conjunction with GPS and wireless communication networks.

·	Sentinel Offender Services, LLC, Augusta, Georgia – This company supplies monitoring and supervision solutions for the offender population including prison and detention center management.

·
Securus Technologies, Inc. Dallas, Texas – This company provides pre-incarceration incident management through post-incarceration monitoring services. Securus Technologies, Inc. purchased Satellite Tracking of People LLC in December of 2013.

·
Numerex Corp.., Atlanta, Georgia – This company provides on demand and machine-to-machine enterprise solutions.  Numerex Corp. acquired Omnilink Systems, Inc. in September, 2014.  Omnilink provides a one-piece device combined with GPS to electronically track an individual.

·
Buddi, Ltd., Aylesbury, Binkghamshire, United Kingdom – This company was started in 2005 to provide tracking for consumers such as the elderly or Alzheimer’s sufferers.  They have entered the United States offender monitoring market by headquartering United States operations in Tampa, FL.

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

Dependence on Major Customers

We had sales to entities which represent more than ten percent of gross revenues as follows for the years ended September 30, 2015 and 2014. Except as indicated below, no other customer represented more than ten percent of total revenues for fiscal 2015 or fiscal 2014.

	2015	%	2014	%

Customer A	$3,930,167	19%	$-	0%

Customer B	$1,437,033	7%	$1,501,940	12%

Customer C	$1,535,203	7%	$1,431,854	12%

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2015 and 2014, respectively, are shown in the table below:

	2015	%	2014	%

Customer A	$1,127,044	5%	$-	0%

Customer B	$900,834	4%	$499,040	13%

Customer C	$498,944	2%	$419,523	11%

Dependence on Major Suppliers

We purchase cellular services from several suppliers. The cost to us for these services during the fiscal years ended September 30, 2015 and 2014 was approximately $718,333 and $897,386, respectively. The 20% decrease in cellular service expense in 2015 compared to 2014 resulted from our continual efforts to utilize service providers offering similar services at lower prices.

During the years ended September 30, 2015 and 2014, we also purchased a significant portion of our inventory and monitoring equipment from certain suppliers. The cost of these purchases was $1,095,903 and $1,025,768, respectively. The 1% increase was due to higher demand for products purchased from these suppliers.

Intellectual Property

Trademarks.  We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own 11 trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada.  In addition we have one trademark registered in Europe.

We will file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations and applications:
Trademark	Application Number	Registration Number	Status/ Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013,886	2,595,328	Registered
PAL Services®	78/514,514	3,100,192	Registered
TrackerPAL®	78/843,035	3,345,878	Registered
Mobile911®	78/851,384	3,212,937	Registered
TrackerPAL®	CA 1,315,487	749,417	Registered
TrackerPAL®	MX 805,365	960954	Registered
Foresight®	77/137/822	3481509	Registered
ReliAlert™	85/238,049	4200738	Registered
HomeAware™	85/238,064	4111064	Registered
SecureCuff™	85/238,058	4271621	Registered
TrueDetect™	85/237,202	4365120	Registered
SecureAlert™	86/031,550	4623370	Registered
TrackGroup™	86/301716	4701636	Registered
Track Group™ and Design	86/469103	4793747	Registered
Track Group™ and Design	1257077	1257077	Registered

Patents. We have 19 patents issued and five patents pending in the United States.  At foreign patent offices we have four patents issued and 15 patents pending.  We are also preparing patents that will be filed in other countries in the coming year.

The following tables summarize information regarding our patents and patent applications.  There is no assurance given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

Domestic Patents	Application#	Date Filed	Patent#	Issued	Status

Emergency Phone for Automatically Summoning Multiple Emergency Response Services	09/173645	16-Oct-98	6226510	1-May-01	Issued
Combination Emergency Phone and Personal Audio Device	09/185191	3-Nov-98	6285867	4-Sep-01	Issued
Panic Button Phone	09/044497	19-Mar-98	6044257	28-Mar-00	Issued
Interference Structure for Emergency Response System Wristwatch	09/651523	29-Aug-00	6366538	2-Apr-02	Issued
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08	Issued
Remote Tracking System and Device With Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09	Issued
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10	Issued
Remote Tracking and Communication Device	12/028088	8-Feb-08	7804412	28-Sep-10	Issued
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11	Issued
Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11	Issued
Remote Tracking and Communication Device	12/875988	3-Sep-10	8031077	4-Oct-11	Issued
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818,453	18-Jun-10	8514070	20-Aug-13	Issued
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12	Issued
Emergency Phone with Single-Button Activation	11/174191	30-Jun-05	7251471	31-Jul-07	Issued
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14	Issued
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323,831	03-Jul-14	--	--	Pending
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/307,260	17-Jul-14	--	--	Pending
System for Biometric Identity Confirmation (BPWld)	13/739224	11-Jan-13	--	--	Pending
System for Biometric Identity Confirmation (U-Key)	13/706610	6-Dec-12	--	--	Pending
Biometric Identification System Using Pulse Waveform (PWld CIP)	13/916818	13-Jun-13	--	--	Pending
Removable Tamper-Resistant Breath Alcohol Sampling System	14/729361	3-Jun-15	--	--	Pending

International Patents	Application#	Date Filed	Patent#	Issued	Status

A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	9716860.3	6-Oct-10	2260482	1/9/2013	Issued
Remote Tracking and Communication Device - Mexico	MX/a/2008/1932	4-Aug-06	278405	24-Aug-10	Issued
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/001932	2-Sep-10	306920	1/22/2013	Issued
Secure Strap Mounting System For an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14	Issued
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	-	-	Pending
Remote Tracking and Communication Device - EPO	6836098.1	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Brazil	PI0614742.9	4-Aug-06	-	-	Pending
Remote Tracking and Communication Device - Canada	2617923	4-Aug-06	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - EPO	7812596	3-Jul-07	-	-	Pending
A Remote Tracking System with a Dedicated Monitoring Center - Brazil	PI0714367.2	3-Jul-07	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - EPO	10 009 091.9	1-Sep-10	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Brazil	PI11001593	28-Feb-11	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	14-Sep-14	Issued
Secure Strap Mounting System For an Offender Tracking Device - Canada	2732654	23-Feb-11	-	-	Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Brazil	PI0909172-6	1-Sep-10	-	-	Pending
Secure Strap Mounting System For an Offender Tracking Device - Mexico - DIV	MX/a/2013/12524	25-Oct-13	-	-	Pending
System for Biometric Identity Confirmation - Australia	2012-240307	3-Apr-12	-	-	Pending
System for Biometric Identity Confirmation - Canada	2,832,315	3-Apr-12	-	-	Pending
System for Biometric Identity Confirmation - Israel	228,691	3-Apr-12	-	-	Pending
System for Biometric Identity Confirmation - Europe	12-768-677.2	3-Apr-12	-	-	Pending

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

Seasonality

Given the consistency in recurring domestic monitoring revenues by customers throughout 2015, we detected no apparent seasonality in our business.  However, as in previous years, incremental domestic device deployment opportunities typically slowdown in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period.

Employees

As of December 11, 2015, we had 177 full-time employees and five part-time employees.  None of the employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and management believes that relations with employees are good.

Additional Available Information

We make available, free of charge, at our corporate website copies of our annual reports filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request.

All reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549.

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

As of September 30, 2015, we had $31,723,841 of indebtedness outstanding, of which approximately $800,000 becomes due and payable within the next 12 months.  Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.  We cannot assure you that we will maintain a level of cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness.

These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity difficulties and might be required to dispose of material assets or operations to meet our debt service and other obligations.  We may not be able to consummate those dispositions or the proceeds that we realize from them may not be adequate to meet the debt service obligations then due.

There is no certainty that the market will continue to accept or expand the use of our products and services.

Our targeted markets may be slow to or may never expand the use of our products or services.  Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that those products are a preferable alternative to other available methods of tracking or incarceration.  In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside our control.  No assurance can be given that key decision-makers will continue to accept or expand the use of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Budgetary issues faced by government agencies could adversely impact our future revenue.

Our revenues are primarily derived from contracts with state, local and county government agencies in the United States and governments of Caribbean and Latin American nations.  Many of these government agencies are experiencing budget deficits and may continue to do so.  As a result, we may experience delays in payment on customer invoices, the amount spent by our current clients on equipment and services that we supply may be reduced or grow at rates slower than anticipated, and it may be more difficult to attract additional government clients.  Furthermore, the industry has experienced a general decline in average daily lease rates for GPS tracking devices.  As a result of these factors, our ability to maintain or increase our revenues may be negatively affected.

Certain individuals and groups own or control a significant number of our outstanding shares.

Certain groups or persons beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments.  As a result, these persons have the ability, acting as a group, to effectively control our affairs and business, including the election of our directors and, subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other shareholders.  Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We do not have a chief executive officer and we are dependent upon the services of our senior management team; the failure to attract and retain such individuals could adversely affect our operations.

We are dependent on the services, abilities and experience of our executive officers. The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team may have a negative impact on our ability to execute on our business and operating strategies.  We do not currently have a chief executive officer.  In October 2012, the board of directors established an Executive Committee and transferred the executive function to this committee, currently comprised of Guy Dubois and David Boone.  Messrs. Dubois and Boone will continue to execute the responsibilities of the Company’s principal executive officer through the Executive Committee, until our appointment of a new chief executive officer.

We rely on significant suppliers for key products and cellular access.  If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which could adversely affect our results of operations or financial condition.

We have entered into an agreement with three national providers for cellular services. We also rely currently on a single source for the manufacturing of our products.  If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. No assurances can be provided that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

Our research, development and marketing activities are subject to government regulations. The cost of compliance or the failure to comply with these regulations could adversely affect our business, results of operations and financial condition.

Our products and services are not subject to specific approvals from any governmental agency, although our products using cellular and GPS technologies for use in the United States or internationally must be manufactured in compliance with applicable rules and regulations of specific governmental agencies. There can be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations.  We may be required to comply with regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. If we, our management or our third-party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.

We face intense competition, including competition from entities that are more established and may have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.

Our current and expected markets are rapidly changing. Although we believe our technology has advantages over competing systems, there can be no assurance that those advantages are significant.  Many of our competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field.  Moreover, competitors may be in the process of developing technology that could be developed more quickly or be ultimately more effective than our products.  There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

We are dependent upon certain customers, the loss of which would adversely affect our results of operations and business condition.

During fiscal year 2015, three of our customers in aggregate accounted for 33% of total sales.  The loss of any of these customers may have a material adverse effect on our business.

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.

There can be no assurance that our research and development efforts will be successful.  In addition, the technology which we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing.  We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets.  GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user which, under some circumstances, may limit the effectiveness of GPS tracking.

We face risks of litigation and regulatory investigation and actions in connection with our operations.

Lawsuits, including regulatory actions, may seek recovery of large, indeterminate amounts or otherwise limit our operations, and their existence and magnitude may remain unknown for substantial periods of time.  Relevant authorities in the markets in which we operate may investigate us in the future. These investigations may result in significant penalties in multiple jurisdictions, and we may become involved in disputes with private parties seeking compensation for damages resulting from the relevant violations. Such legal liability or regulatory action could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and credibility.  In addition, our business activities are subject to various governmental regulations in countries where we operate, which include investment approvals, export regulations, tariffs, antitrust, anti-bribery, intellectual property, consumer and business taxation, foreign trade, exchange controls, and environmental and recycling requirements. These regulations limit, and other new or amended regulations may further limit, our business activities or increase operating costs. In addition, the enforcement of such regulations, including the imposition of fines or surcharges for violation of such regulations, may adversely affect our results of operations, financial condition, cash flows, reputation and credibility.

Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights.

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Our inability to obtain or to maintain patents on our key products could adversely affect our business. We currently own 23 patents issued and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop.  There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The enforcement of patent rights can be uncertain and involve complex legal and factual questions.  The scope and enforceability of patent claims are not systematically predictable with absolute accuracy.  The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

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

Our business is subject to a variety of regulations and political interests that could affect the timing of payment for services and the duration of our contracts. We face the risk of systems interruptions and capacity constraints, possibly resulting in adverse publicity, revenue loss and erosion of customer trust. The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. In addition, because our customers in these foreign jurisdictions are sovereign governments or governmental departments or agencies, it may be difficult for us to enforce our agreements with them in the event of a breach of those agreements, including, but not limited to, the failure to pay for services rendered or to complete projects that we have commenced.

We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, computer bugs or viruses, malicious cyber-attacks or hardware failures.

Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services.  Historically, we have experienced temporary interruptions of telecommunications or power outages which were promptly mitigated.  Such instances may result in loss of customer accounts or similar problems if they occur again in the future.  Given rapidly changing technologies, we are not certain that we will be able to adapt the use of our services to permit, upgrade, and expand our systems or to integrate smoothly with new technologies.  Network and information systems and other technologies are critical to our business activities.  Network and information systems-related events, including those caused by us, our service providers or by third parties, such as computer hacking, cyber-attacks, computer viruses, or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities or any combination of the foregoing could result in a degradation or disruption of our services.  These types of events could result in a loss of customers and large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events.

Risks Related to our Recent Acquisitions

The success of our business depends on achieving our strategic objectives, including acquisitions, dispositions and restructurings.

Our acquisitions, as well as potential restructuring actions, may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower operating margins. If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction.

We may not be able to grow successfully through our recent acquisitions or through future acquisitions, we may not successfully manage future growth, and we may not be able to effectively integrate businesses that we may acquire.

We plan to continue to grow organically as well as through strategic acquisitions of other businesses.  In order to complete acquisitions, we would expect to require additional debt and/or equity financing, which may increase our interest expense, leverage, and increase the number of shares outstanding.  Businesses that we acquire may not perform as expected. Future revenues, profits and cash flows of an acquired business may not materialize due to the failure or inability to capture expected synergies, increased competition, regulatory issues, changes in market conditions, or other factors beyond our control. In addition, we may not be successful in integrating these acquisitions into our existing operations. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.  Additional risks related to acquisitions include, but are not limited to:

●	the potential disruption of our existing business;

●	entering new markets or industries in which we have limited prior experience;

●
difficulties integrating and retaining key management, sales, research and development, production and other personnel or diversion of management attention from ongoing business concerns to integration matters;

●	difficulties integrating or expanding information technology systems and other business processes or administrative infrastructures to accommodate the acquired businesses;

●	complexities associated with managing the combined businesses due to multiple physical locations;

●	risks associated with integrating financial reporting and internal control systems; and

●
whether any necessary additional debt or equity financing will be available on terms acceptable to us, or at all, and the impact of such financing on our operating performance and results of operations.

We are exposed to fluctuations in currency exchange rates.

Our financial results are reported in U.S. dollars, but operations are conducted internationally. Currency exchange rates have, and may continue to have, a significant impact on our operating results. The Company does not utilize hedging techniques to minimize its exposure. As a result, an investment in our Common Stock may expose shareholders to fluctuations in exchange rates.

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

Political, economic and military conditions internationally may affect our business. We cannot predict whether or in what manner these problems may occur. Acts of random terrorism periodically occur which could affect our operations or personnel.  Ongoing or revived hostilities or other factors could harm our operations and could impede our ability to execute our plan of operations. Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products.  In addition, our business insurance may not cover losses that may occur as a result of events associated with the security situation. Any losses or damages incurred by us could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Stock

Our largest shareholder’s beneficial ownership is over 50%, and is therefore able to exert control over us, which may limit your ability to influence corporate matters.

Sapinda Asia Limited and Mr. Lars Windhorst (collectively “Sapinda Asia”) beneficially own more than 50% of the outstanding voting securities of the Company.  As a result, Sapinda Asia will control the outcome of any shareholders’ meeting for the foreseeable future, including having the power to determine the composition of our board of directors and control the outcome of the voting on any significant corporate transactions or other matters submitted to our shareholders for approval. The interests of Sapinda Asia may not be aligned with or be in the best interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to other shareholders.

Our Board of Directors may authorize the issuance of Preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing shareholders without their approval.

Our Articles of Incorporation authorize us to issue up to 20,000,000 shares of Preferred stock, par value $0.0001. The Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of Preferred stock. The Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of Preferred stock or Common Stock. Additionally, the issuance of Preferred stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that common shareholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.  As of September 30, 2015, there were no outstanding shares of Preferred stock issued or contemplated for issuance.

Sales by certain of our shareholders of a substantial number of shares of our Common Stock in the public market could adversely affect the market price of our Common Stock.

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

A prolonged decline in the price of our Common Stock could result in a reduction of our ability to raise capital. Because our operations have been financed in part through the sale of equity securities, a decline in the price of our Common Stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.  We believe the following factors could cause the market price of our Common Stock to continue to fluctuate widely:

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

Our Articles of Incorporation authorize the issuance of 15,000,000 shares of Common Stock. Our Board of Directors has the authority to issue additional shares of Common Stock up to the authorized capital stated in the Articles of Incorporation. The issuance of any such shares of Common Stock will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the Company.

Trading of our Common Stock may be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our shareholders to resell their shares.

There is currently a limited market for our Common Stock and the volume of our Common Stock traded on any day may vary significantly from one day to the other. Our Common Stock is quoted on the OTCQX. Trading in stock quoted on the OTCQX is often thin, volatile, and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations, results or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, the OTCQX is not a stock exchange, and trading of securities quoted on the OTCQX is often more volatile than the trading of securities listed on a stock exchange like NASDAQ or NYSE:MKT.

Item 2.       Properties

Our headquarters and primary monitoring facility is housed in approximately 8,600 square feet of commercial office space located at 405 South Main Street, Suite 700, Salt Lake City, Utah. Lease payments are approximately $14,400 per month. This lease expires on August 31, 2016.

We also lease approximately 2,800 square feet of commercial office space located at 1213 & 1215 Lakeview Court, Romeoville, IL. A lease for this office space began on August 1, 2014 and expires on July 31, 2017. Monthly lease payments are approximately $4,800 per month.

In addition, we lease approximately 2,000 square feet in Indianapolis, Indiana. This lease was executed on January 1, 2014 and expires on December 31, 2018. Monthly lease payments for this facility are approximately $3,000.

Track Group International, Ltd. operations are housed in approximately 2,300 square feet of commercial office space located at Atir Yeda Street, Kfar-Saba, Israel.  Monthly lease payments are approximately $5,833.  The lease began on August 1, 2014 and expires on July 31, 2018.

Track Group Analytics, Inc. operations are located in approximately 4,200 square feet of office space in Bedford, Nova Scotia, Canada.  The lease for this office space began on July 1, 2015 and expires on June 30, 2020. Monthly lease payments are approximately $5,600.

Item 3.       Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements.  The complaint was subsequently withdrawn, and an amended complaint was filed by the plaintiffs on November 15, 2012.  The Company believes these allegations are inaccurate and intend to defend the case vigorously.  This matter has been tentatively set for trial in the first quarter of fiscal 2016, No accrual for a potential loss has been made as management believes the probability of incurring a material loss is remote.

Christopher P. Baker v. SecureAlert, Inc.  In February 2013, Mr. Baker filed suit against us in the Third Judicial District Court in and for Salt Lake County, State of Utah.  Mr. Baker asserts that we breached a 2006 consulting agreement with him and claims damages of not less than $210,000.  We dispute the plaintiff’s claims and will defend the case vigorously. This matter has been tentatively set for trial in the second quarter of fiscal 2016.  We believe the potential liability in this matter to be immaterial.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK.”  The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2015	High	Low
First Quarter ended December 31, 2014	$17.50	$12.30
Second Quarter ended March 31, 2015	$14.99	$10.05
Third Quarter ended June 30, 2015	$11.99	$9.10
Fourth Quarter ended September 30, 2015	$10.50	$7.10

Fiscal Year Ended September 30, 2014	High	Low
First Quarter ended December 31, 2013	$19.99	$17.29
Second Quarter ended March 31, 2014	$19.65	$17.51
Third Quarter ended June 30, 2014	$18.75	$14.60
Fourth Quarter ended September 30, 2014	$19.45	$10.77

Holders

As of October 2, 2015, we had 1,047 holders of record of our Common Stock and 10,261,288 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 381,656 shares of Common Stock.

Dividends

Since incorporation, we have not declared any cash dividends on our Common Stock.  We do not anticipate declaring cash dividends on our Common Stock for the foreseeable future.  The Series D Preferred is entitled to dividends at the rate equal to 8% per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of Common Stock at the sole discretion of the Board of Directors. All dividends payable on our preferred stock outstanding have been paid by issuance of shares of common or preferred stock.  At September 30, 2015, there were no shares of Series D Preferred issued and outstanding, as the remaining shares of Series D Preferred were repurchased during fiscal 2014.  As a result, during the fiscal years ended September 30, 2015 and 2014, we recorded zero and $14,585 in stock dividend expenses, respectively, payable with respect to our outstanding Preferred stock.

Dilution

The Board of Directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of Common Stock are reserved for issuance upon exercise of outstanding options and warrants and achievement of certain milestones contained in acquisition agreements.

The issuance of any shares of Common Stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219.

Securities Authorized for Issuance under Equity Compensation Plans

The 2012 Stock Incentive Plan

The Company’s 2012 Equity Compensation Plan, as amended (the “2012 Plan”), was first approved by our Board of Directors and shareholders at the Annual Meeting of Shareholders held on December 21, 2011, and amended following our Annual Meeting of Shareholders on May 19, 2015.  We believe that incentives and stock-based awards focus and align employees on the objective of creating shareholder value and promoting the success of the Company, and that incentive compensation plans like the 2012 Plan are an important attraction, retention and motivation tool for participants in the plan.

Under the 2012 Plan, up to 803,262 options or shares of Common Stock may be awarded.  As of the date of this report, 95,274 shares of Common Stock and options for the purchase of 261,818 shares of Common Stock have been awarded under the 2012 Plan.

The following table includes information as of September 30, 2015 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	261,818	$12.28	707,988

Equity compensation plans not approved by security holders	-	-	-

Total	261,818	$12.28	707,988

Recent Sales of Unregistered Securities

The have been no recent issuances of securities without registration under the Securities Act.

Subsequent Issuances of Common Stock

Subsequent to September 30, 2015, we did not issue any shares of Common Stock.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A., “Risk Factors” in Part I of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment.  Our fiscal year ends on September 30 of each year.  Reference to fiscal year 2015 refers to the year ended September 30, 2015.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2015 and 2014 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

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

Overview

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model.  Currently, the Company deploys offender based management services that combines patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best-practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Results of Operations

Continuing Operations - Fiscal Year 2015 Compared to Fiscal Year 2014

Net Revenue

During the fiscal year ended September 30, 2015, we had net revenues of $20,792,715 compared to net revenues of $12,262,198 for the fiscal year ended September 30, 2014, an increase of $8,530,517, or approximately 70%.   Of these revenues, $20,067,966 and $11,663,181 were from monitoring and other related services during the 2015 and 2014 period, respectively, an increase of $8,404,785 or 72%. Growth in revenue during the year ended September 30, 2015 was principally due to: (i) an increase in sales generated by our Chilean operation, which contributed $3.9 million (19% of total revenue) at September 30, 2015 and zero revenue at September 30, 2014; (ii) an increase in revenue generated by subsidiaries acquired during the year ended September 30, 2014 and the quarter ended December 31, 2014; and (iii) an increase in legacy revenue generated by Track Group Monitoring, Inc., formally known as SecureAlert Monitoring, Inc. Our international operations expose us to certain currency fluctuations of the local currency in relation to the dollar; therefore, foreign currencies may appreciate or depreciate due to inflation or devaluation in relation to the dollar. We cannot predict foreign currency volatility in relation to the dollar.

Product revenues increased $67,519 from $599,017 for the year ended September 30, 2014, to $666,536 for the year ended September 30, 2015. The 11% increase was due to the increase in revenue generated by our Chilean operation and the result of sales generated by subsidiaries, which were acquired during the fiscal 2014 and the first quarter of fiscal 2015. See Note 3, “Acquisitions”, to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our subsidiaries acquired during fiscal 2014 and the first quarter of fiscal 2015.

Due to overall global device growth and the acquisitions made during the Company's fiscal year ended September 30, 2014, and in the first quarter of fiscal 2015, the Company anticipates that total revenue in subsequent periods will continue to increase compared to the comparable periods in the prior fiscal year, and those increases will be material.

Cost of Revenue

During the year ended September 30, 2015, cost of revenue totaled $8,282,106 compared to cost of revenue during the year ended September 30, 2014 of $5,499,093, an increase of $2,783,013. This increase is largely due to (i) an increase of devices deployed due to our Chilean contract; (ii) an increase in devices deployed by subsidiaries, which were acquired during the prior fiscal year 2015; and (iii) to a lesser extent, an increase in analytics services attributable to our Canadian subsidiary.

Although management expects the cost of revenue to continue to increase in subsequent periods due an increase in revenue generated by our recently acquired operations, the Company expects the cost of revenue as a percentage of total revenue to decrease in the foreseeable future due to economies of scale of purchasing, lower device costs and efficiencies of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Depreciation and amortization included in cost of revenue for the fiscal years ended September 30, 2015 and 2014, totaled $1,467,410 and $938,451, respectively. These costs represent the depreciation of TrackerPAL™ and ReliAlert™ devices, and are based on a three to five year useful life.   The Company believes this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence.  Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Impairment cost for equipment and parts for the fiscal years ended September 30, 2015 and 2014 were $225,523 and $373,951, respectively.  These costs resulted from the disposal of obsolete inventory, monitoring equipment and parts as we continue to make enhancements to the device.

We expect the cost of revenue, excluding impairment of equipment and parts, as a percentage of revenues to decrease in the foreseeable future due to (i) lower manufacturing costs, (ii) procurement and fulfillment outsourcing, and (iii) efficiencies due to further increases in automation of our proprietary software.

Gross Profit and Margin

During the fiscal year ended September 30, 2015, gross profit totaled $12,510,609, resulting in a 60% gross margin, compared to $6,763,105, or a 55% gross margin during the fiscal year ended September 30, 2014, an increase of $5,747,504.  The increase in gross profit and margin are due to (i) higher overall revenues due to heightened activity in Chile; (ii) revenues generated by legacy operations and acquired subsidiaries; and (iii) lower incremental cost due to more efficient supply channels, outsourcing, and software automation.

General and Administrative Expense

During the fiscal year ended September 30, 2015, our general and administrative expense totaled $14,057,657, compared to $9,366,121 for the fiscal year ended September 30, 2014.  The increase of $4,691,536 is the result of (i) $3,678,569 attributable to the Chilean operation and those acquired operating entities in Israel, Canada and the United States, which were not a part of the consolidated entity for the year ended September 30, 2014; and (ii) $1,012.967, primarily resulting from increases in payroll cost which include higher benefits costs and stock compensation expense incurred as a result of the Company’s long term incentive plan.  General and administrative expense is anticipated to increase in subsequent periods due to the Company's obligations related to obligations incurred due to acquisitions; however, such expense as a percentage of total revenue is anticipated to decrease in subsequent periods as the Company continues to integrate the operations associated with recently acquired subsidiaries.

Selling and Marketing Expense

For the fiscal year ended September 30, 2015, our selling and marketing expense was $2,183,688 compared to $1,934,978 for the year ended September 30, 2014.  The increase of $248,710 was the result of (i) higher commissions due to an increase in total revenue (ii) costs associated with rebranding the Company that occurred in October of 2014, and (iii) an increase in trade show participation that did not occur in the same period in 2014.

Research and Development Expense

During the fiscal year ended September 30, 2015, we incurred research and development expense of $1,562,566 compared to those costs recognized during fiscal year 2014 totaling $1,605,662.  The $43,096 reduction in research and development cost reflect those projects that commenced in 2014 that were completed in 2015.  This is offset by $567,287 increase in capitalized software cost to improve efficiency in the software, firmware and our analytics platform during the year ended September 30, 2015.

Depreciation and Amortization Expense

The Company maintains a significant portion of its tangible and intangible assets that are amortized or depreciated. During the fiscal year ended September 30, 2015, depreciation and amortization included in operating expense totaled $2,932,172, compared to $1,590,052 for the fiscal year ended September 30, 2014. This increase of $1,342,120 (84%) was the result of depreciation and amortization expense recognized on assets acquired through acquisitions.  See Note 3 “Acquisitions” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Income and Expense

For the fiscal year ended September 30, 2015, interest expense was $2,690,404, compared to $1,290,289 for the fiscal year ended September 30, 2014. This increase in interest expense resulted from an increase in the Company’s interest bearing debt since September 30, 2014. Other income increased by $4.9 million as the result of a disgorgement of profits from one of our shareholders, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in January and April 2015. See Note 5, “Certain Relationships and Related Transactions” to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on this disgorgement pursuant to Section 16(b).

Net Loss

We had a net loss for the fiscal year ended September 30, 2015 totaling $5,668,701 or ($0.56) loss per common share, compared to a net loss of $8,747,844 or ($0.88) per common share for the fiscal year ended September 30, 2014.  The year over year decrease in net loss is the result of (i) an increase in total revenue during the 2015 period; (ii) lower cost of revenues; and (iii) disgorgements of profit from one of our shareholders. These increases are offset by higher operating expense generated by subsidiaries, which were acquired during fiscal 2014 and the first quarter of fiscal 2015.

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the year ended September 30, 2015, we supplemented cash flows from operations with funds available from the amendment of our Facility Agreement in July 2015, as well as the receipt of $4.9 million in disgorged profits in January and April 2015. Together with available cash on hand, repayments by subsidiaries on notes receivable, and a $5,000,000 line of credit at September 30, 2015, we anticipate that our existing cash resources are adequate to provide for  the Company's working capital requirements for the next twelve months.

As of September 30, 2015, we had unrestricted cash of $4,903,045, compared to unrestricted cash of $11,101,822 as of September 30, 2014.  As of September 30, 2015, we had a working capital surplus of $7,397,132, compared to a working capital surplus of $11,323,107 as of September 30, 2014.

During fiscal year 2015, we used $915,225 in cash from operating activities, compared to $4,582,288 of cash used in operating activities during fiscal year 2014. The reduction of cash used in operations from 2014 to 2015 was the result of a disgorgement of profits from one of our shareholders.

The Company used $4,238,945 of cash for investing activities during the fiscal year ended September 30, 2015, compared to $12,837,121 of cash used during fiscal year 2014.  The decrease in cash used for investing activities of $8,598,176 during fiscal year 2015 resulted primarily from a decrease in acquisition-related activities that occurred in 2014.

The Company used $986,711 of cash for financing activities during the fiscal year ended September 30, 2015, compared to $25,143,733 of cash provided by financing activities during fiscal year 2014. This $26,130,444 decrease during the 2015 period is the result of a decrease in the proceeds received from notes and related-party notes received during 2014.

During the fiscal year ended September 30, 2015, we made principal payments of $5,053,989 on notes and related–party notes payable.  During fiscal year 2015, we received cash proceeds totaling $4,077,778 from the issuance of notes and related-party notes payable. During the fiscal year ended September 30, 2014, we made net payments of $1,467,524 on notes payable.  During fiscal year 2014, we received net proceeds of $26,950,000 from the issuance of notes payable.

During the fiscal year ended September 30, 2015, we incurred a net loss of $5,668,701 and we had negative cash flows from operating activities of $915,225, compared to a net loss from continuing operations of $8,747,844 and negative cash flows from operating activities of $4,582,288 for fiscal year 2014.   As of September 30, 2015, our stockholders’ equity was $14,368,113 and the accumulated deficit totaled $280,845,882.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies

In Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

Revenue Recognition

Our revenue is historically derived from two sources: (i) monitoring services, and (ii) product sales.

Monitoring Services

Monitoring services include two components: (i) lease contracts in which we provide monitoring services and lease devices to distributors or end users and we retain ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use our monitoring services.

We typically lease our devices under multi-year contracts with customers that opt to use our monitoring services.  However, some of these contracts may be cancelled by either party at any time upon 30 days’ notice.  Under our standard leasing contract, the leased device becomes billable on the date of activation or seven to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned.  We recognize revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, we enter into revenue transactions that have multiple elements.  These may include different combinations of products or services that are included in a single billable rate.  These products or services are delivered over time as the customer utilizes our services.  For revenue arrangements that have multiple elements, we consider whether the delivered devices have standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services, and the customer does not have a general right of return.  Based on these criteria, we recognize revenue from the sale of devices separately from the services provided to the customer as the products or services are delivered.

Other Matters

We consider an arrangement with payment terms longer than our normal terms not to be fixed or determinable, and we recognize revenue when the fee becomes due.  Normal payment terms for the sale of products and services are due upon receipt to 30 days.  We sell our devices and services directly to end users and to distributors.  Distributors do not have general rights of return.  Also, distributors have no price protection or stock protection rights with respect to devices we sell to them.  Generally, title and risk of loss pass to the buyer upon delivery of the devices.

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

Impairment of Long-lived Assets

We review our long-lived assets including goodwill and intangibles for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. We evaluate whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. We use an equity method of the related asset or group of assets in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair market value that is independent of other groups of assets.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current macroeconomic and geopolitical trends, and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our business extends to countries outside the United States, and we intend to continue to expand our foreign operations.  As a result, our revenues and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

We had $7,092,497 and $2,993,768 in revenue from sources outside the United States for the fiscal years ended September 30, 2015 and 2014, respectively.  We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange loss of $214,402 and $609,914 in fiscal years 2015 and 2014, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes.  To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information about the members of our Board of Directors:

Name	Age	Position

David S. Boone	55	Director
Guy Dubois	57	Director
Dirk K. van Daele	54	Director

Guy Dubois, our Chairman since February 2013, became a director in December 2012. Mr. Dubois, along with Mr. David Boone, serves as Co-Member of the Executive Committee which acts as the CEO of Track Group. In addition he serves as the Company’s Chairman of the Board of Directors. He is also Chairman of Singapore-based Tetra House Pte. Ltd., a provider of consulting and advisory services worldwide, and a director of RNTS Media NV, a Luxembourg listed digital content developer and mobile application advertising monetization platform provider. He is a former director and CEO of gategroup AG, and has held various executive leadership roles at Gate Gourmet Holding LLC. Mr. Dubois has held executive management positions at Roche Vitamins Inc. in New Jersey, as well as regional management roles in that firm’s Asia Pacific operations. He also served the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including treasurer and chief accountant. A Belgian citizen, Mr. Dubois holds a degree in financial science and accountancy from the Limburg Business School in Diepenbeek, Belgium.

In considering Mr. Dubois as a director of the Company, the Board of Directors reviewed his extensive financial and management expertise and experience. In addition, Mr. Dubois’ public company senior management and board experience, and the leadership he has shown in his positions with prior companies, were considered important factors in the determination of the current Board of Directors.

David S. Boone became a director of our Company on December 21, 2011. Mr. Boone currently serves as Co-Member of the Executive Committee which is the acting CEO of Track Group, along with Mr. Guy Dubois. Mr. Boone currently serves as the CEO of Alacura and Angel MedFlight, a private equity backed medical transportation company.  He has held executive roles with a variety of publicly traded and start-up organizations including Kraft General Foods, Sears, PepsiCo, Safeway and Belo Corporation. Mr. Boone has served as CFO of Intira Corporation, as CEO, President and Director of American CareSource Holdings, and as a consultant with the Boston Consulting Group.  He currently serves as a director on the Board of National Western Life Insurance Company, a NASDAQ listed insurance company. In 2009 he was named Ernst and Young entrepreneur of the year for healthcare in the southwest region.  Mr. Boone also serves on a number of private company boards, and on the board of the Texas Kidney Foundation. He graduated from the University of Illinois, cum laude, in accountancy, and holds an MBA from Harvard University.  Mr. Boone is also a CPA.

In considering Mr. Boone as a director of the Company, the Board of Directors reviewed his extensive financial expertise and experience. In addition, Mr. Boone's public company senior management and board experience, and the leadership he has shown in his positions with prior companies and as a director of the Company, were considered important factors in the determination of the current Board of Directors.

Dirk K. van Daele, a director since May, 2015, is a resident of Switzerland, is also the Chief Executive Officer of Anoa Capital S.A. Mr van Daele has over 25 years of international experience in commercial banking, asset management, fundraising and investment advisory services. Prior to founding Anoa Capital S.A. he was the Founder and Co-CEO of both Belvall Capital and DAM Capital, two Luxembourg/London-based concerns that provided asset management and advisory services to European clients since 2004. Mr. van Daele began his career in Generale Bank Belgium before joining Barclays de Zoete Wedd in London and Hong Kong respectively, as Co-Head, Corporate and Project Finance, Deputy Head of Europe and Chief Operating Officer, Client Relationship Management. He then joined UBS where he held the position of Regional Head of Structured Finance (Asia Pacific) before moving to Dresdner Kleinwort Investment Banking as Managing Director, Head of Global Finance for the Asia Pacific region and latterly in London as Joint Head of Global Debt Origination and member of the Executive Committee. Mr. van Daele holds a Master of Arts in Economics from the University of Louvain (Belgium) in 1984.

In considering Mr. van Daele’s nomination, the Board of Directors believed his extensive international finance, banking and senior management experience would assist in the Board’s deliberations as the Company expands operations internationally and finances its growth.

Board of Directors

Election and Meetings

Directors hold office until the next annual meeting of the shareholders and until their successors have been elected or appointed and duly qualified.  Executive officers are appointed by the Board of Directors and hold office until their successors are appointed and duly qualified.  Vacancies on the Board which are created by the retirement, resignation or removal of a director may be filled by the vote of the remaining members of the Board, with such new director serving the remainder of the term or until his/her successor shall be elected and qualified.

The Board of Directors is elected by and is accountable to our shareholders.  The Board establishes policy and provides strategic direction, oversight, and control.  The Board met five times during fiscal year 2015.  All directors attended at least 80% of the meetings of the Board and the committees of the Board of Directors, of which they are members.

Director Independence

The Board believes two of the three current directors are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

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

Shareholder Communications with Directors

If we receive correspondence from our shareholders that is addressed to the Board of Directors, we forward it to every director or to the individual director to whom it is addressed. Shareholders who wish to communicate with the directors may do so by sending their correspondence to the Board of Directors, c/o Track Group, 405 South Main Street, Suite 700, Salt Lake City, Utah 84111.

Committees of the Board of Directors

The Board of Directors has two standing committees: the Audit Committee and Executive Committee.  These committees assist the Board of Directors to perform its responsibilities and make informed decisions.

Audit Committee

The primary duties of the Audit Committee are to oversee (i) management’s conduct of our financial reporting process, including reviewing the financial reports and other financial information provided by the Company, and reviewing our systems of internal accounting and financial controls; (ii) our independent auditors’ qualifications and independence and the audit and non-audit services provided to the Company; and (iii) the engagement and performance of our independent auditors.  The Audit Committee assists the Board in providing oversight of our financial and related activities, including capital market transactions. The Audit Committee has a charter, a copy of which is available on our website at www.trackgrp.com.

The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent registered public accounting firm.  The Audit Committee met four times during fiscal year 2015 and all members of the Audit Committee attended at least 100% of the Audit Committee’s meetings.

Members of the Audit Committee as of September 30, 2015 consist of Messrs. Boone (Chairman) and van Daele.  Each member of the Audit Committee satisfies the definition of independent director as established in the NASDAQ Stock Market rules.  All of the members of the Audit Committee are financially literate.  In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors designated David S. Boone as the Audit Committee’s “Audit Committee Financial Expert” as defined by the applicable regulations promulgated by the SEC.

The Audit Committee reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (“PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2015 with management and our independent registered public accounting firm.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

Executive Committee

The Executive Committee was formed by the Board in 2012 to serve in the role of the chief executive officer.  The Committee members are Messrs. Dubois and Boone.

Other Committees

With only three members of the Board of Directors, the functions of other committees such as the Compensation Committee and Nominating and Corporate Governance Committee are being fulfilled by the entire Board of Directors.  At a future date the Board will formally reconstitute the Compensation Committee and the Nominating and Corporate Governance Committee and such other committees of the Board as it deems necessary.

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

Executive Officers

The following table sets forth certain information regarding our principal executive officer and principal financial and accounting officer as of December 11, 2015:

Name	Age	Position

Executive Committee of Board of Directors		Principal Executive Officer
John R. Merrill	45	Chief Financial Officer

The Executive Committee of the Board of Directors was established to act temporarily in the principal executive officer function following the resignation of our Chief Executive Officer in October 2012. Current members of the Executive Committee are Guy Dubois and David S. Boone.  Biographies for Mr. Dubois and Boone appear under heading “Directors” above.

John R. Merrill was appointed to Chief Financial Officer in April 2014. He has held a variety of financial roles within public and private organizations including United Health Group, Clear Channel, IMG, and Sports Authority. From 2013 to 2014, Mr. Merrill was the CFO of TenXNetworks and IPVidTech.com, a start-up network hardware and business intelligence provider. From 2010 to 2013, Mr. Merrill worked as an advisor in the healthcare technology industry facilitating due diligence and integration of certain acquired companies. Prior to 2010, Mr. Merrill was the Chief Financial Officer of Park City Group, Inc. (NASDAQ: PCYG) and Prescient Applied Intelligence, Inc. (OTCQB: PPID), software-as-a-service providers of supply chain solutions for both retailers and their suppliers. He began his career with KPMG and holds a Bachelors and a Master’s in Accounting from the University of South Florida.

Item 11.    Executive Compensation

The following table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2015 and 2014:

(a)	our principal executive officer, consisting of the executive committee of the Board of Directors;

(b)
our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended September 30, 2015 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)
an additional individual for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year.

( a )	( b )	( c )	( d )	( e )	( f )	( g )	( h )
Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	( $ )	( $ )	( $ )	( $ )	( $ )	( $ )

Guy Dubois (1)	2015	$-	$-	$-	$300,000	$-	$300,000
Chairman and Acting Principal	2014	$-	$-	$-	$385,723	$-	$385,723
Executive Officer

John R. Merrill (2)	2015	$180,000	$-	$42,500	$-	$74,700	$297,200
Chief Financial Officer	2014	$79,615	$-	$-	$-	$12,613	$92,228

(1)	Mr. Dubois has been a member of the Executive Committee since October 2012 and currently serves as Chairman of the Board of Directors.

(2)
Mr. Merrill has served as our Chief Financial Officer since April 2014. Mr. Merrill’s base salary is $180,000 annually; however, included in Column (e) includes shares of Common Stock granted in connection with an employee long term incentive program. Column (g) includes a one-time payment of $58,188 due to Mr. Merrill at the completion of his initial employment agreement and additional compensation for paid-time off, health, dental, life and vision insurance.

Narrative Disclosure to the Executive Compensation Table

Compensation Paid to the Members of the Executive Committee

Member of the Executive Committee and acting principal executive officer, Guy Dubois, received warrants to purchase 113,310 shares of Common Stock at an exercise price of $9.65 per share, which warrants were equal to $300,000 and issued as consideration for his additional work as a director and member of the Board’s Executive Committee during the year ended September 30, 2015. These warrants vest in equal monthly increments over a period of one year or immediately upon the hiring of a new chief executive officer.  These warrants were valued at the date of grant using the Black-Scholes model. The Board of Directors has not yet determined a timeline for the hiring of a new chief executive officer.

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

Outstanding Equity Awards at Fiscal Year-End 2015

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

Guy Dubois	2,385	-	-	$12.58	3/21/2017	-	-	-	-
	64,665	-	-	$9.00	4/15/2017	-	-	-	-
	4,083	-	-	$14.70	6/30/2017	-	-	-	-
	2,280	-	-	$19.46	9/30/2017	-	-	-	-
	2,344	-	-	$19.29	12/31/2017	-	-	-	-
	2,432	-	-	$18.75	3/31/2016	-	-	-	-
	51,576	-	-	$17.45	6/2/2016	-	-	-	-
	2,647	-	-	$15.45	6/30/2016	-	-	-	-
	14,988	-	-	$12.01	1/26/2017	-	-	-	-
	8,868	-	-	$10.15	4/19/2017	-	-	-	-
	8,571	-	-	$10.50	6/29/2017	-	-	-	-
	113,310	-	-	$9.65	8/13/2017	-	-	-	-
	12,676	-	-	$7.10	9/29/2017	-	-	-	-

John R. Merrill	-	-	-	-	-	-	$-	8,333	$84,997

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2015 and that such filings were timely except the following:

●	Mr. Dubois, a director, filed one late Form 4;
●	Mr. Boone, a director, filed one late Form 4;
●	Mr. van Daele, a director, filed one late Form 4.

Compensation of Directors

The table below summarizes the compensation paid by us to our non-employee directors for the fiscal year ended September 30, 2015:

(a)	(b)	(c)	(d)	(e)
	Earned but unpaid	Stock awards	Option awards	Total
Name	($)	($)	($)	($)

Winfried Kunz (1)	$-	$77,505	$-	$77,505
George F. Schmitt (1)	$-	$77,505	$-	$77,505
Rene Klinkhammer (1)	$-	$57,105	$-	$57,105
David S. Boone	$60,000	$95,011	$-	$155,011
Dan L. Mabey (1)	$-	$57,105	$-	$57,105
Guy Dubois	$60,000	$77,108	$-	$137,108
Dirk van Daele	$22,167	$-	$-	$22,167

*
Fees earned by our non-employee directors will be paid in Common Stock or options to purchase Common Stock at the election of the director.  A liability for these fees was included with accrued expenses at September 30, 2015.

(1)	Each of these individuals no longer serves on the Board of Directors as they did not stand for re-election at the Company’s Annual Meeting of Shareholders on May 19, 2015.

During the year ended September 30, 2015, we accrued $5,000 per month for each director to be issued in shares of Common Stock, as valued on the last date of each applicable quarter. Alternatively, any director may elect to receive warrants with an exercise price at the current market price at the date of grant in the amount of three times the amount had the director elected to take shares, valued at the date of grant using the Black-Scholes valuation method. Additionally, the Chairman of the Board and Chairman of the Audit Committee accrue $10,000 per month rather than $5,000.

Director Warrants

The following table lists the warrants to purchase shares of Common Stock held by each of our directors as of December 11, 2015:

	Grant	Expiration	Exercise	Number of	Compensation
Name	Date	Date	Price	Options	Expense

Guy Dubois	3/22/13	3/21/17	$12.58	2,385	$11,682
	4/16/13	4/15/17	$9.00	64,665	$285,003
	7/1/13	6/30/17	$14.70	4,083	$23,640
	10/1/13	9/30/17	$19.46	2,280	$17,982
	1/2/14	12/31/17	$19.29	2,344	$12,014
	4/1/14	3/31/16	$18.75	2,432	$8,684
	6/3/14	6/2/16	$17.45	51,576	$300,326
	7/1/14	6/30/16	$15.45	2,647	$7,270
	1/27/15	1/26/17	$12.01	14,988	$61,912
	4/20/15	4/19/17	$10.15	8,868	$27,463
	6/30/15	6/29/17	$10.50	8,571	$34,543
	8/14/15	8/13/17	$9.65	113,310	$300,000
	9/30/15	9/29/17	$7.10	12,676	$24,571

David S. Boone	3/22/13	3/21/17	$12.58	8,943	$43,809
	7/1/13	6/30/17	$14.70	4,083	$23,640
	10/1/13	9/30/17	$19.46	2,280	$17,982
	1/2/14	12/31/17	$19.29	2,344	$12,014
	9/30/15	9/29/17	$7.10	12,676	$24,571

Dirk van Daele	9/30/15	9/29/17	$7.10	8,514	$16,504

Reimbursement of Expenses

We reimburse reasonable travel expenses to members of the Board of Directors for their attendance at Board meetings.

Compensation Risks Assessment

As required by rules adopted by the SEC, management has made an assessment of our compensation policies and practices with respect to all employees to determine whether risks arising from those policies and practices are reasonably likely to have a material adverse effect on us. In doing so, management considered various features and elements of the compensation policies and practices that discourage excessive or unnecessary risk taking. As a result of the assessment, we have determined that our compensation policies and practices do not create risks that are reasonably likely to have material adverse effects.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of  December 11, 2015 (the “Table Date”), of our Common Stock by (i) each shareholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own.  As of the Table Date, the applicable percentage ownership is based on 10,261,288 shares of Common Stock issued and outstanding.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of Common Stock are entitled to one vote per share.

Name and Address of	Common Stock		Series D Preferred Stock
Beneficial Owner (1)	Shares	%	Shares

5% Beneficial Owners:
Sapinda Asia Limited (2)	5,172,214	50%	-
Safety Invest S.A., Compartment Secure I (3)	1,890,697	18%	-

Directors and Named Executive Officers:
David S. Boone (4)	39,872	*	-
Guy Dubois (5)	290,825	*	-
Dirk K. van Daele (6)	65,032	*	-
John R. Merrill (7)	4,167	*

All directors and executive officers as a group (4 persons)	399,896	4%	-

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 405 South Main Street, Suite 700, Salt Lake City, Utah 84111.

(2)	Address is 37th Floor Two IFC, 8 Finance Street, Central Hong Kong. Based on a Form 13D filed by Sapinda Asia Limited on November 4, 2015.

(3)
Secure I is a compartment of Safety Invest S.A. (“Safety”), a company established under the Luxembourg Securitization Law and incorporated as a “société anonyme” under the laws of the Grand Duchy of Luxembourg whose principal business is to enter into one or more securitization transactions.

(4)
Mr. Boone is a director and a member of the Board of Directors’ Executive Committee.  Includes 6,689 shares of Common Stock owned of record and 30,326 shares of Common Stock issuable upon exercise of stock purchase warrants.

(5)
Mr. Dubois is a director and Chairman of the Board of Directors; he is also a member of the Executive Committee of the Board of Directors.  Includes 290,825 shares of Common Stock issuable upon exercise of stock purchase warrants.

(6)	Mr. van Daele is a director. Includes 56,518 shares of Common Stock owned of record and 8,514 shares of Common Stock issuable upon exercise of stock purchase warrants.
(7)	Mr. Merrill is the Chief Financial Officer. Includes 4,167 shares of Common Stock owned of record in conjunction with the Company’s long-term stock incentive plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Disgorgement Funds Received

During January 2015, the Company received notice from Sapinda Asia stating that it was returning realized profits from trades of the Company’s Common Stock during the year ended September 30, 2014. It also indicated that during this time, it was subject to Section 16 of the Exchange Act because it owned more than 10% of the shares of Company Common Stock. As such, Sapinda Asia complied with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $4.7 million. The Company received these funds during January 2015.

During March 2015, the Company received notice from Sapinda Asia stating that it was returning realized profits from trading in the Company’s Common Stock during fiscal year 2014. During 2014, it was subject to Section 16 of the Exchange Act because it owned more than 10% of the shares of the Company's Common Stock. In compliance with Section 16(b) of the Exchange Act, it returned those profits to the Company. Sapinda Asia is also a creditor of the Company. On April 21, 2015 the Company and Sapinda Asia entered into an agreement whereby $215,236, the realized profit recognized by it, would be deducted from accumulated interest on promissory notes between it and the Company. During the three months ended June 30, 2015, the Company deducted the amount from accumulated interest due to Sapinda Asia. See the disclosure under “Revolving Loan Agreement” for additional information.

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving unsecured loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer. The loan initially matured in June 2014; however, the maturity date of the note was extended to December 2015. On August 17, 2015, the Company paid the note in full.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia in the form of an unsecured promissory note.  This unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014, which was subsequently extended to November 19, 2015. On August 17, 2015, the Company paid the note in full.

Related-Party Loan Agreement

On September 25, 2015, the Company entered into a loan agreement with one of the Company’s related parties, Sapinda Asia to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the loan agreement, available funds may be drawn down at the Company’s request at any time until the loan agreement matures on September 30, 2017, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the loan agreement prior to the maturity date without penalties or fees. No funds had been requested on this line of credit as of September 30, 2015.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	Sept. 30, 2015	Sept. 30, 2014

Loan from a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on December 30, 2015.	$-	$1,200,000
Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2015.	-	1,500,000
Related-party loan with an interest rate of 3% and 8% per annum. for undrawn and borrowed funds, respectively. Principal and interest due September 30, 2017	-	-
Total related-party debt obligations	-	2,700,000
Less current portion	-	-
Long-term debt, net of current portion	$-	$2,700,000

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters.  Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.  We paid Eide Bailly approximately $125,982 and $162,500 for audit services for the year ended September 30, 2015 and 2014, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

The Company paid Eide Bailly $16,230 and $13,231 for tax and audit related fees, respectively, during the year ended September 30, 2014, and $31,937 and $8,375 for tax and audit related fees, respectively, during the year ended September 30, 2015.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal year 2014 and 2015 by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee

To the Board of Directors:

The Audit Committee reviewed and discussed Track Group, Inc.’s audited financial statements for the fiscal year ended September 30, 2015 with our management.  The Audit Committee discussed with Eide Bailly, LLP, our independent public accounting firm for the fiscal year ended September 30, 2015, the matters required to be discussed under applicable PCAOB standards. The Audit Committee also received the written communication from Eide Bailly, LLP required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed the independence of Eide Bailly, LLP with them.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to our Board of Directors that the Company’s audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Respectfully submitted:

THE AUDIT COMMITTEE

David S. Boone, Chairman
Dirk van Daele, Director

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

2.  Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Title of Document

3(i)(1)	Amended and Restated Articles of Incorporation of SecureAlert, Inc., filed May 19, 2015 (incorporated by reference to our Current Report on Form 8-K, filed May 21, 2015).

3(ii)	Amended and Restated Bylaws (previously filed in February 2011 as an Exhibit to the Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- QSB for the nine months ended June 30, 2006).

4.02
2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011, and amended in accordance with the Company’s Definitive Proxy Statement, filed April 9, 2015).

10.1
Settlement and Royalty and Share Buy Back among Borinquen Container Corporation, Sapinda Asia Limited, and SecureAlert, effective February 4, 2013 (incorporated by reference to our Current Report on Form 8-K, filed in February 2013).

10.2	Notice of Conversion from Sapinda Asia Limited, dated September 24, 2013 (incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2013).

10.3	Facility Agreement between Tetra House Pte. Ltd. and SecureAlert, Inc., dated January 3, 2014 (incorporated by reference to our Current Report on Form 8-K, filed in January 2014).

10.4
Supplemental Settlement Agreement between Satellite Tracking of People, LLC and SecureAlert, Inc., effective March 1, 2014 (incorporated by reference to our Form 10-Q for the three months ended March 31, 2015).

10.6	Loan Agreement between Sapinda Asia Limited and Track Group, Inc., dated September 25, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on September 2015)

10.5
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

Track Group, Inc.

By: /s/ Guy Dubois
Guy Dubois, Member Executive Committee
(Acting Principal Executive Officer)

Date: December 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Director, Member of Executive Committee	December 11, 2015
Guy Dubois	(Acting Principal Executive Officer)

/s/ John R. Merrill	Chief Financial Officer and (Principal Financial	December 11, 2015
John R. Merrill	Officer and Principal Accounting Officer)

/s/ David S. Boone	Director, Member of Executive Committee	December 11, 2015
David S. Boone

/s/ Dirk K. van Daele	Director	December 11, 2015
Dirk K. van Daele

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Track Group, Inc.

We have audited the accompanying consolidated balance sheets of Track Group, Inc. and Subsidiaries (collectively the Company) as of September 30, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Group, Inc. as of September 30, 2015 and 2014 and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
December 11, 2015

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND 2014

Assets	2015	2014
Current assets:
Cash	$4,903,045	$11,101,822
Accounts receivable, net of allowance for doubtful accounts of $4,150,000 and $4,070,000, respectively	6,044,931	3,788,207
Note receivable, current portion	306,434	273,964
Prepaid expenses and other	1,266,277	1,226,054
Inventory, net of reserves of $225,900 and $223,500, respectively	741,514	1,248,264
Total current assets	13,262,201	17,638,311
Property and equipment, net of accumulated depreciation of $2,822,166 and $2,292,521, respectively	1,697,630	1,860,247
Monitoring equipment, net of accumulated amortization of $2,225,480 and $1,251,551, respectively	2,784,595	1,914,666
Intangible assets, net of accumulated amortization of $5,628,308 and $2,818,894, respectively	25,884,087	26,743,626
Other assets	2,619,035	3,150,428
Goodwill	7,782,903	6,577,609
Total assets	$54,030,451	$57,884,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,363,441	1,995,607
Accrued liabilities	2,705,403	2,413,557
Current portion of long-term debt, net of discount of $222,973 and $375,370, respectively	796,225	1,906,040
Total current liabilities	5,865,069	6,315,204
Stock payable - related party	3,501,410	3,000,000
Long-term related-party debt, net of current portion	-	2,700,000
Long-term debt, net of current portion and discount of $408,784 and $93,750, respectively	30,189,188	25,868,361
Other long-term liabilities	106,671	85,275
Total liabilities	39,662,338	37,968,840

Stockholders’ equity:
Preferred stock:
Series D 8% dividend, convertible, voting, $0.0001 par value: 85,000 shares designated; zero shares outstanding	-	-
Common stock, $0.0001 par value: 15,000,000 shares authorized; 10,261,288 and 10,093,130 shares outstanding, respectively	1,026	1,009
Additional paid-in capital	297,591,034	295,364,173
Accumulated deficit	(280,845,882)	(275,177,181)
Accumulated other comprehensive income	(2,378,065)	(271,954)
Total equity	14,368,113	19,916,047
Total liabilities and stockholders’ equity	$54,030,451	$57,884,887

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Revenues:
Products	$666,536	$599,017
Monitoring services	20,067,966	11,663,181
Other	58,213	-
Total revenues	20,792,715	12,262,198

Cost of revenues:
Products	518,155	251,385
Monitoring and other related services	6,071,018	3,935,306
Depreciation and amortization included in cost of revenues	1,467,410	938,451
Impairment of monitoring equipment and parts (Note2)	225,523	373,951
Total cost of revenues	8,282,106	5,499,093

Gross profit	12,510,609	6,763,105

Operating expenses:
General & administrative	14,057,657	9,366,121
Selling & marketing	2,183,688	1,934,978
Research & development	1,562,566	1,605,662
Depreciation & amortization	2,932,172	1,590,052
Settlement expense	-	14,291
Loss from operations	(8,225,474)	(7,747,999)

Other income (expense):
Gain/loss on disposal of equipment	339,858	(36,533)
Interest income	148,795	368,434
Interest expense	(2,690,404)	(1,290,289)
Currency exchange rate loss	(214,402)	(609,914)
Disgorgement funds received (note 5)	4,915,236	-
Other income/expense, net	78,046	624,001
Net loss before tax	(5,648,345)	(8,692,300)
Income Tax	(20,356)	(55,544)
Net loss - Company	(5,668,701)	(8,747,844)
Dividends on Preferred stock	-	(14,585)
Net loss attributable to common shareholders	(5,668,701)	(8,762,429)
Foreign currency translation adjustments	(2,106,111)	(271,954)
Comprehensive loss	$(7,774,812)	$(9,034,383)
Net loss per common share, basic and diluted	$(0.56)	$(0.88)
Weighted average common shares outstanding, basic and diluted	10,159,000	9,951,000

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2015

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Series D
	Shares	Amount	Shares	Amount				Total

Balance as of October 1, 2013	468	1	9,805,503	981	290,391,697	(266,429,337)	-	$23,963,342

Issuance of common stock for:
Conversion of Series D Preferred stock	(207)	-	16,907	1	(1)	-	-	-
Acquisitions of subsidiaries	-	-	236,469	24	4,499,976			4,500,000
Services	-	-	15,343	1	243,016	-	-	243,017
Exercise of options and warrants	-	-	10,646	1	7,999	-	-	8,000
Dividends from Series D Preferred stock	-	-	1,252	-	24,012	-	-	24,012
Board of director fees	-	-	7,010	1	127,499	-	-	127,500
Cash	-	-		-		-	-	-

Vesting of stock options	-	-	-	-	254,487	-	-	254,487

Stock offering costs	-	-	-	-	(34,735)	-	-	(34,735)

Series D Preferred dividends	-	-	-	-	(14,585)	-	-	(14,585)

Cash paid for repurchase of Series D Preferred stock	(261)	(1)	-	-	(312,008)	-	-	(312,009)

Issuance of common stock warrants for Board of Director fees	-	-	-	-	176,816	-	-	176,816

Foreign currency translation adjustments	-	-	-	-	-	-	(271,954)	(271,954)

Net loss	-	-	-	-	-	(8,747,844)	-	(8,747,844)

Balance as of September 30, 2014	-	$0	10,093,130	$1,009	$295,364,173	$(275,177,181)	$(271,954)	$19,916,047

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2015 (continued)

	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance as of October 1, 2014	-	$-	10,093,130	$1,009	$295,364,173	$(275,177,181)	$(271,954)	$19,916,047

Issuance of Common Stock for:
Acquisitions of subsidiaries	-	-	98,777	10	1,148,731	-	-	1,148,741
Services	-	-	28,753	3	306,574	-	-	306,577
Board of director fees	-	-	40,628	4	438,413	-	-	438,417

Vesting of stock options	-	-	-	-	258,731	-	-	258,731

Cash paid for repurchase of Series D Preferred stock warrants	-	-	-	-	(10,500)	-	-	(10,500)

Issuance of Common Stock warrants for Board of Director fees	-	-	-	-	84,912	-	-	84,912

Foreign currency translation adjustments	-	-	-	-	-	-	(2,106,111)	(2,106,111)

Net loss	-	-	-	-	-	(5,668,701)	-	(5,668,701)

Balance as of September 30, 2015	-	$-	10,261,288	$1,026	$297,591,034	$(280,845,882)	$(2,378,065)	$14,368,113

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Cash flows from operating activities:
Net Loss	$(5,668,701)	$(8,747,844)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,399,582	2,457,991
Impairment of monitoring equipment and parts	225,523	373,951
Bad debt expense	504,451	125,961
Accretion of debt discount	346,257	286,399
Stock based compensation	1,662,883	801,820
Vesting and re-pricing of stock options	39,929	-
Gain/Loss on disposal of property and equipment	(339,858)	3,710
Loss on disposal of monitoring equipment included on cost of sales	112,177	-
Change in assets and liabilities:
Accounts receivable, net	(2,751,598)	(193,030)
Notes receivable	(32,470)	(25,244)
Inventories	(300,865)	(1,727,400)
Prepaid expenses and other assets	170,094	604,506
Accounts payable	442,107	1,466,905
Accrued expenses	275,264	(1,339)
Deferred revenue	-	(8,674)
Net cash used in operating activities	(915,225)	(4,582,288)

Cash flow from investing activities:
Purchase of property and equipment	(265,065)	(544,126)
Capitalized software	(567,287)	-
Purchase of monitoring equipment and parts	(1,201,200)	-
Leasehold improvements	(422,544)	(1,330,068)
Investment in international bond	-	(3,163,802)
Cash acquired through acquisition	-	195,058
Payment related to acquisition	(1,782,849)	(8,050,167)
Proceeds from notes receivable	-	55,984
Net cash used in investing activities	(4,238,945)	(12,837,121)

Cash flow from financing activities:
Borrowings on related-party notes payable	-	1,200,000
Principal payments on related-party notes payable	(2,700,000)	(60,000)
Proceeds from notes payable	4,077,778	25,750,000
Principal payments on notes payable	(2,353,989)	(1,407,524)
Proceeds from issuance of common stock	-	8,000
Repurchase of Series D Convertible Preferred stock and options	(10,500)	(312,008)
Debt offering costs	-	(34,735)
Net cash (used in) provided by financing activities	(986,711)	25,143,733

Effect of exchange rate changes on cash	(57,896)	(4,930)

Net increase (decrease) in cash	(6,198,777)	7,719,394
Cash, beginning of year	11,101,822	3,382,428
Cash, end of year	$4,903,045	$11,101,822

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Cash paid for interest	$236,671	$193,019

Supplemental schedule of non-cash investing and financing activities:
Issuance of Common Stock in connection with Series D Preferred stock dividends
	-	24,012
Series D Preferred stock dividends earned	-	14,585
Issuance of warrants for accrued Board of Director fees	84,912	477,142
Issuance of common shares for the acquisition of a subsidiary	531,900	4,500,000
Issuance of common shares in recognition of certain milestone achievements	(668,590)	-
Stock payable recognized in connection with the acquisition of subsidiaries	1,170,000	3,000,000
Transfers of inventory to monitoring equipment	365,864	2,017,259

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a PaaS business model.  Currently, the Company deploys offender based management services that combines patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best-practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Track Group, Inc. and its subsidiaries. The Company acquired two subsidiaries during the year ended September 30, 2014, and one subsidiary during the year ended September 30, 2015 (see Note 3 “Acquisitions” below). All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior year amounts on the consolidated statement of operations have been reclassified to conform with the current period presentation. These reclassifications have no impact on the previously reported net loss.

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at September 30, 2015. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

Other Intangible Assets

Other intangible assets principally consist of patents, royalty purchase agreements, developed technology acquired, customer relationships, trade name, capitalized software development costs,  and capitalized website development costs.  The Company accounts for other intangible assets in accordance with generally accepted accounting principles and does not amortize intangible assets with indefinite lives.  The Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives which range from two to ten years.  The Company’s intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate possible impairment.

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

We had sales to entities which represent more than ten percent of gross revenues as follows for the years ended September 30, 2015 and 2014. Except as indicated below, no other customer represented more than ten percent of total revenues for fiscal 2015 or fiscal 2014.

	2015	%	2014	%

Customer A	$3,930,167	19%	$-	0%

Customer B	$1,437,033	7%	$1,501,940	12%

Customer C	$1,535,203	7%	$1,431,854	12%

No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2015 or 2014.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2015 and 2014, respectively, are shown in the table below:

	2015	%	2014	%

Customer A	$1,127,044	5%	$-	0%

Customer B	$900,834	4%	$499,040	13%

Customer C	$498,944	2%	$419,523	11%

Based upon the expected collectability of its accounts receivable, the Company maintains an allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less.  The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had $3,812,911 and $10,572,702 of cash deposits in excess of federally insured limits as of September 30, 2015 and 2014, respectively.

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

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments.  The Company does not typically carry notes receivable in the course of its regular business, but had entered into an agreement with one of its customers during the fiscal year ended September 30, 2012.  Payments under the note are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note.  The note requires monthly payments of $15,000 and matured in May 2014.  The note is currently in default and accrues interest at a rate of 17% per annum. As of September 30, 2015, the outstanding balance of the note was $120,824 and $85,610 of accrued interest.

Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the item selling price.  Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.  The Company impaired its inventory by $225,523 and $373,951 during the fiscal years ended September 30, 2015 and 2014, respectively.

Inventory consists of finished goods that are  sold to customers and used for minor repairs of ReliAlert™, Shadow, and other tracking devices.  Completed ReliAlert™ and other tracking devices are reflected in Monitoring Equipment.  As of September 30, 2015 and 2014, respectively, inventory consisted of the following:

	2015	2014
Finished goods inventory	$967,414	$1,471,764
Reserve for damaged or obsolete inventory	(225,900)	(223,500)
Total inventory, net of reserves	$741,526	$1,248,264

During the year ended September 30, 2015, the Company began using a third-party fulfillment service provider. As a result of this service, the Company’s employees no longer assemble, repair or process inventory or monitoring equipment being shipped directly from suppliers. Purchases of monitoring equipment are now recognized directly, rather than being transferred from inventory to monitoring equipment after their purchase. Management believes that this process will reduce maintenance and fulfillment costs associated with inventory and monitoring equipment in future periods.

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

Property and equipment consisted of the following as of September 30, 2015 and 2014, respectively:

	2015	2014
Equipment, software and tooling	$2,823,685	$2,571,450
Automobiles	33,466	33,466
Leasehold improvements	1,351,017	1,294,386
Furniture and fixtures	311,628	253,466
Total property and equipment before accumulated depreciation	4,519,796	4,152,768
Accumulated depreciation	(2,822,166)	(2,292,521)
Property and equipment, net of accumulated depreciation	$1,697,630	$1,860,247

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2015 and 2014, the Company recognized losses on the disposal of property and equipment of zero and $3,710, respectively.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2015 and 2014 was $693,635 and $276,355, respectively.

Monitoring Equipment

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is depreciated using the straight-line method over an estimated useful life of three years. Monitoring equipment as of September 30, 2015 and 2014 is as follows:

	2015	2014
Monitoring equipment	$5,010,075	$3,166,217
Less: accumulated amortization	(2,225,480)	(1,251,551)
Monitoring equipment, net of accumulated depreciation	$2,784,595	$1,914,666

Amortization expense for the fiscal years ended September 30, 2015 and 2014 was $1,017,409 and $844,172, respectively.  These expenses were classified as a cost of revenues.

Monitoring equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  During the fiscal years ended September 30, 2015 and 2014, the Company disposed of leased monitoring equipment and parts of $112,177 and $209,757, respectively.

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

Revenue Recognition

The Company’s revenue has historically been from two sources: (i) monitoring services, and (ii) product sales.

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

The Company typically leases its devices under multi-year contracts with customers that opt to use the Company’s monitoring services.  However, some of these contracts may be cancelled by either party at any time with 30 days’ notice.  Under the Company’s standard leasing contract, the leased device becomes billable on the date of activation or 7 to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

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

Geographical Information

The Company recognized revenues from international sources from its products and monitoring services.  Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products.  The revenues recognized by geographic area for the fiscal years ended September 30, 2015 and 2014, are as follows:

	Fiscal Years Ended
	September 30,
Country	2015	2014
United States of America	$13,700,218	$9,268,430
Latin American countries	3,930,167	-
Caribbean countries and commonwealths	2,972,236	2,933,794
Other foreign countries	190,095	59,974
Total	$20,792,715	$12,262,198

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of September 30, 2015 and 2014, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	2015	2014	2015	2014
United States of America	$501,543	$611,095	$1,747,174	$1,645,137
Latin American countries	1,087,629	1,168,406	1,032,804	237,667
Caribbean countries and commonwealths	-	-	-	-
Other foreign countries	108,458	80,746	4,617	31,862
Total	$1,697,630	$1,860,247	$2,784,595	$1,914,666

Research and Development Costs

During the fiscal year ended September 30, 2015, we incurred research and development expense of $1,562,566 compared to those costs recognized during fiscal year 2014 totaling $1,605,662.  The $43,096 reduction in research and development cost reflect those projects that commenced in 2014 that were completed in 2015.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the fiscal years ended September 30, 2015 and 2014 was $103,506 and $60,505, respectively.

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2015 and September 30, 2014, the Company did not record a liability for uncertain tax positions.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company's Common Stock, par value $0.0001 per share (“Common Stock”), and shares issuable upon conversion of Preferred stock.  As of September 30, 2015 and 2014, there were 381,656 and 347,251 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.  The Common Stock equivalents outstanding as of September 30, 2015 and 2014 consisted of the following:

	2015	2014
Exercise of outstanding Common Stock options and warrants	381,656	305,251
Exercise and conversion of outstanding Series D Preferred stock warrants	-	42,000
Total Common Stock equivalents	381,656	347,251

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (Subtopic 835-30).  ASU 2015-15 provides guidance on the treatment of debt issuance cost related to line-of-credit arrangements based on comments provided by the SEC staff.  The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 will be effective for us beginning October 1, 2016, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. We are currently evaluating the impact of this implementation of this standard on our financial statements.

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

(3)              Acquisitions

GPS Global

On March 12, 2014, the Company entered into a Share Purchase Agreement (the “GPS Global SPA”) to purchase from Eli Sabag, an individual resident of the State of Israel, all of the issued and outstanding shares of GPS Global Tracking and Surveillance System Ltd., a company formed under the laws of and operating in the State of Israel (“GPS Global”). The GPS Global SPA contained customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the agreement. Subsequent to the closing, the Mr. Sabag and certain key employees of GPS Global entered into employment agreements and continue to operate GPS Global. The GPS Global SPA also granted Mr. Sabag the right for a three-year period following the closing to nominate one director to serve on the Company’s board and on GPS Global’s board of directors.  Subsequently, the Company changed the name of GPS Global to Track Group International Ltd.  The purchase price was $7,811,404, payable in cash and shares of the Company's Common Stock.  The Company paid $311,404 in cash at closing.  In addition the Company paid Mr. Sabag shares of Common Stock equal to $7,500.000 as follows: (i) $1,600,000 at closing; (ii) $2,900,000, held in escrow and released six (6) months after closing; (iii) up to $3,000,000 based on specified performance milestones as set forth in the GOS Global SPA.

Emerge

On June 2, 2014, the Company entered into a Stock Purchase Agreement (the “ Emerge SPA”) to purchase from BFC Surety Group, Inc. all of the issued and outstanding shares and equity interests of Emerge Monitoring, Inc., a Florida corporation (“Emerge”), which is the direct owner of all of the issued and outstanding equity interests of Emerge Monitoring II, LLC, a Florida limited liability company and wholly-owned subsidiary of Emerge (“Emerge LLC”), and a majority (65%) of the equity interest of Integrated Monitoring Systems, LLC, a Colorado limited liability company and subsidiary of Emerge LLC (the “Emerge Acquisition”). The purchase price for the Emerge Acquisition was $7,739,167 all of which was paid in cash (the “Emerge Purchase Price”).  The Company also committed to purchase the remaining 35% minority equity interest of Integrated Monitoring Systems, LLC, which was completed during the fiscal year ended September 30, 2014.

Track Group Analytics Limited

On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “TGA Purchase Agreement”) to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4.6 million (the “TGA Acquisition”), of which CAD$2.0 million was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of Common Stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the balance on the two-year anniversary of the Closing Date; and (ii) the CAD$2.0 million will be paid to the former TGA shareholders in shares of Common Stock  over a two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the TGA Purchase Agreement. As of September 30, 2015, the Company had issued 38,499 shares of Common Stock in connection to this acquisition and 63,777 shares of Common Stock to the TGA shareholders upon achieving certain performance milestones.

During the third quarter of fiscal 2015, the Company received the final valuation report for the TGA Acquisition. Our Consolidated Balance Sheet at June 30, 2015 was retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to goodwill by $2,384,000 and other intangibles by $1,817,000. The $1.653 million in goodwill recognized as a result of this acquisition is not deductible for income tax purposes. The Company included in its financial statements revenues generated by Track Group Analytics of $165,869 for the year ended September 30, 2015.

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

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the years ended September 30, 2015 and 2014 gives effect to each of the acquisitions described herein as, if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	For the Year Ended
	September 30,
	Unaudited
	2015	2014

Revenues	21,137,315	16,445,410
Loss from operations	(8,380,490)	(8,617,692)
Net loss attributable to the Company	(5,421,800)	(8,924,681)
Basic income per share	(0.53)	(0.88)
Diluted income per share	(0.53)	(0.88)
Net loss attributable to common shareholders	(5,421,800)	(8,939,266)
Basic income per share	(0.53)	(0.88)
Diluted income per share	(0.53)	(0.88)

(4)	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2015 and 2014:

	2015	2014
Accrued royalties	$7,077	$-
Accrued payroll, taxes and employee benefits	1,154,168	822,847
Accrued consulting	367,906	267,300
Accrued taxes - foreign and domestic	93,407	203,941
Accrued settlement costs	30,000	52,000
Accrued board of directors fees	248,830	120,000
Accrued other expenses	69,478	374,298
Accrued legal costs	50,000	6,453
Accrued cellular costs	20,000	25,000
Accrued outside services	32,067	23,563
Accrued warranty and manufacturing costs	39,050	14,031
Accrued interest	593,420	504,124
Total accrued expenses	$2,705,403	$2,413,557

(5)	Certain Relationships and Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended September 30, 2015 and 2014. These transactions consist mainly of financing transactions and service agreements.  Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Disgorgement Funds Received

During January 2015, the Company received notice from a shareholder stating that it was returning realized profits from trades of the Company’s Common Stock during the year ended September 30, 2014. The shareholder also indicated that during this time, the shareholder was subject to Section 16 of the Exchange Act because they owned more than 10% of the shares of Company Common Stock. As such, the shareholder complied with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $4.7 million. The Company received these funds during January 2015.

During March 2015, the Company received notice from a shareholder stating that it was returning realized profits from trading of the Company’s Common Stock during fiscal year 2014. During 2014, the shareholder was subject to Section 16 of the Exchange Act because the shareholder owned more than 10% of the shares of the Company's Common Stock. The shareholder, in compliance with Section 16(b) of the Exchange Act, returned those profits to the Company. The shareholder is also a creditor of the Company. On April 21, 2015 the Company and the shareholder entered into an agreement whereby $215,236, the realized profit recognized by the shareholder, would be deducted from accumulated interest on promissory notes between the shareholder and the Company. During the three months ended June 30, 2015, the Company deducted the amount from accumulated interest due to the shareholder. See the disclosure under “Revolving Loan Agreement” for more information.

Revolving Loan Agreement

On February 1, 2013, the Company entered into a revolving unsecured loan agreement with Sapinda Asia (the “Revolving Loan”).  Under this arrangement, the Company may borrow up to $1,200,000 at an interest rate of 3% per annum for unused funds and 10% per annum for borrowed funds. On October 24, 2013, the Company drew down the full $1,200,000 for use in a performance bond as required under a contract with an international customer. The loan initially matured in June 2014. However, the maturity date of the note was extended and now matures in December 2015. On March 3, 2015, the Company was notified by Sapinda that it had realized profits from certain trading of the Company’s Common Stock during fiscal year 2014, a period during which Sapinda owned more than 10% of the shares of the Company Common Stock, and, as such, was subject to Section 16 of the Exchange Act. In order to comply with with Section 16(b) of the Exchange Act, Sapinda desired to return those profits to the Company, and on April 21, 2015 the Company and Sapinda entered into an agreement whereby $41,975, Sapinda’s recognized realized profits, were deducted from accumulated interest on this note. On August 17, 2015 the Company paid the note back in full.

Related-Party Promissory Note

On November 19, 2013, the Company borrowed $1,500,000 from Sapinda Asia in the form of an unsecured promissory note.  This unsecured note bears interest at a rate of 8% per annum and initially matured on November 18, 2014, which was subsequently extended to November 19, 2015. On March 3, 2015, the Company was notified by Sapinda that it had realized profits from certain trading of the Company’s Common Stock during fiscal year 2014, a period during which Sapinda owned more than 10% of the shares of the Company Common Stock, and, as such, was subject to Section 16 of the Exchange Act. In order to comply with with Section 16(b) of the Exchange Act, Sapinda desired to return those profits to the Company, and on April 21, 2015 the Company and Sapinda entered into an agreement whereby $173,260, Sapinda’s recognized realized profits, were deducted from accumulated interest on this note.  On August 17, 2015 the Company paid the note back in full.

Related-Party Loan Agreement

On September 25, 2015, the Company entered into a loan agreement with one of the Company’s related parties, Sapinda Asia to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the loan agreement, available funds may be drawn down at the Company’s request at any time until the loan agreement matures on September 30, 2017, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the loan agreement prior to the maturity date without penalties or fees. No funds had been requested on this line of credit as of September 30, 2015.

Stock Payable – Related Party

In connection with the acquisitions during 2014 and 2015 described under Note 3 above, the Company recognized a liability for stock payable to the Sellers of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

	Sept. 30, 2015	Sept. 30, 2014
Beginning balance	$3,000,000	$-
Stock payable resulting from the acquisition of GPS Global	-	3,000,000
Stock payable resulting from the acquisition of Track Group Analytics	1,170,000	-
Payment of shares for achieving performance milestones	(668,590)
Ending balance	$3,501,410	$3,000,000

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	Sept. 30, 2015	Sept. 30, 2014

Loan from a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on December 30, 2015.	$-	$1,200,000
Promissory note with a significant shareholder with an interest rate of 8% per annum. Principal and interest due at maturity on November 19, 2015.	-	1,500,000
Related party loan with an interest rate of 3% and 8% per annum for undrawn and borrowed funds, respectively. Principal and interest due September 30, 2017.	-	-
Total related-party debt obligations	-	2,700,000
Less current portion	-	-
Long-term debt, net of current portion	$-	$2,700,000

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

(6)              Debt Obligations

Debt obligations as of September 30, 2015 and 2014 consisted of the following:

	2015	2014

Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually,with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2M origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of September 30, 2015, the remaining debt discount was $631,757.	$29,768,243	$24,531,250

The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	937,500	3,187,500

Note issued in connection with the acquisition of a subsidiary and matures in December 2014.	-	9,630

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2015. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	24,754	46,021

Non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	254,917	-

Related notes payable for $1.5 million and $1.2 million, due December 31, 2015 and November 19, 2015, respectively.	-	2,700,000

Total debt obligations	30,985,414	30,474,401
Less current portion	(796,225)	(1,906,040)
Long-term portion of related party debt	-	(2,700,000)
Long-term debt, net of current portion	$30,189,189	$25,868,361

The following table summarizes the Company’s future maturities of debt and related party obligations as of September 30, 2015:

Fiscal Year	Total
2016	$1,019,198
2017	67,518
2018	30,454,433
2019	41,347
2020 & thereafter	2,554
Debt discount	(637,757)
Total	$30,985,414

The following table summarizes the Company’s e obligations included in the schedules of debt and debt obligations above as of September 30, 2015:

Fiscal Year	Total
2016	$4,440
2017	4,440
2018	4,440
2019	4,440
Thereafter	6,994
Total minimum lease payments	24,754
Less: amount representing interest	(6,391)
Present value of net minimum lease payments	18,363
Less: current portion	(4,440)
Obligation under capital leases - long-term	$13,923

As of September 30, 2015 and 2014, the Company had total capital lease obligations of $18,363 and $35,669, the current portion being $4,440 and $4,440, respectively. At September 30, 2015 and 2014, accumulated amortization of assets under capital lease was $75,702 and $55,473, respectively.

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

Series D Convertible Preferred Stock

The Company has designated 85,000 shares of its stock as Series D Preferred stock (“Series D Preferred”).  During the year ended September 30, 2015 and 2014, the Company did not issue any new shares of Series D Preferred.  At September 30, 2015, there were no shares of Series D Preferred issued and outstanding, as the remaining shares of Series D Preferred were repurchased during fiscal 2014, when the Company exchanged the remaining 207 shares of Series D Preferred issued and outstanding for 16,907 shares of Common Stock, as discussed below. Additionally, the Company repurchased 42,000 warrants to purchase shares of Series D Preferred for $10,500 during the year ended September 30, 2015. As a result of these transactions, there were no shares of Series D Preferred or options to purchase Series D Preferred shares outstanding at September 30, 2015.

Dividends.  The Series D Preferred is entitled to dividends at the rate equal to 8% per annum calculated on the purchase amount actually paid for the shares or amount of debt converted.  The dividend is payable in cash or shares of Common Stock at the sole discretion of the Board of Directors. If a dividend is paid in shares of Common Stock of the Company, the number of shares to be issued is based on the average per share market price of the Common Stock for the 14-day period immediately preceding the applicable accrual date (i.e., March 31, June 30, September 30, or December 31, as the case may be).  Dividends are payable quarterly, no later than 30 days following the end of the accrual period.

During the year ended September 30, 2014, the Company issued 1,249 shares of Common Stock to pay $24,012 of accrued dividends on the Series D Preferred earned during the nine months ended 2014. No similar transactions occurred during the year ended September 30, 2015.

Convertibility.  Each share of Series D Preferred stock may be converted into thirty (30) shares of Common Stock, commencing 90 days after the date of issue. During the year ended September 30, 2014, 207 shares of Series D Preferred were converted into 16,907 shares of Common Stock. No similar transactions occurred during the year ended September 30, 2015. As of September 30, 2015, there were no shares of Series D Preferred outstanding.

Redemption.  On January 16, 2014, the Company sent out notices to Series D Preferred shareholders regarding the Company’s election under the Amended and Restated Designation of the Rights and Preferences to redeem 261 shares of Series D Preferred stock at 120% of the aggregate original investment of $260,007 through the payment of cash totaling $312,008.  The redemption date was February 13, 2014.

Series D Preferred Stock Warrants.  During the year ended September 30, 2015, the Company purchased 42,000 warrants to purchase Series D Preferred shares for $10,500 in cash. As of September 30, 2015, zero warrants to purchase Series D Preferred stock were issued and outstanding. During the fiscal years ended September 30, 2015 and 2014, no shares of Series D Preferred or warrants were issued or exercised.

(8)	Common Stock

Common Stock Issuances

During the fiscal year ended September 30, 2015, the Company issued 168,158 shares of Common Stock.  Of these shares, 28,753 shares were issued for services rendered to the Company valued at $306,577; 97,777 shares valued at $1,148,741 were issued in connection with the acquisition of a subsidiary and for that subsidiary meeting performance milestones; and 40,628 shares were issued to pay Board of Director fees of $438,417. See note 9 for additional Common Stock issued under the 2012 Equity Compensation Plan.

During the fiscal year ended September 30, 2014, the Company issued 287,627 shares of Common Stock.  Of these shares, 16,907 shares were issued upon conversion of 207 shares of Series D Preferred stock; 15,343 shares were issued for services rendered to the Company valued at $243,018; 236,469 shares valued at $4,500,000 were issued in connection with the acquisition of a subsidiary; 10,646 shares valued at $8,000 were issued upon the exercise of options and warrants; 1,252 shares were issued to pay dividends from Series D Preferred of $24,012; and 7,010 shares were issued to pay Board of Director fees of $127,500.

(9)	Stock Options and Warrants

Stock Incentive Plan

At the Annual Meeting of Shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), and at the Annual Meeting of Shareholders on May 19, 2015, the Company’s shareholders approved an amendment increasing the number of shares of Common Stock available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 803,262 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.  During the fiscal years ended September 30, 2015 and 2014, there were options to purchase 137,166 and 84,355 shares of Common Stock were issued under this 2012 Plan. During the year ended September 30, 2015, we issued 59,381 shares of Common Stock under this plan. Of the 59,381 shares of Common Stock issued during 2015, 25,254 shares valued at $257,591 were issued in accordance with an employee long term incentive plan. Over the course of the next year, the Company will recognize approximately $445,400 in compensation expense associated with unvested stock awards under this employee long term incentive plan. All shares issued under this employee long term incentive plan are issued from the 2012 Plan. As of September 30, 2015, 502,147 shares of Common Stock were available for future grants under the 2012 Plan.

 All Options and Warrants

During the fiscal year ended September 30, 2015, the Company granted 137,166 warrants to a member of its Board of Directors, valued at $389,380. As of September 30, 2015, $266,396 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

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

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2015 and 2014 using the Black-Scholes model, respectively:

	Fiscal Years Ended
	September 30,
	2015	2014
Expected stock price volatility	51%	73%
Risk-free interest rate	0.30%	0.68%
Expected life of options	2 Years	1.31 Years

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life of stock options and warrants represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP.  The expected volatility is based on the historical price volatility of the Company’s Common Stock. In fiscal year 2014, the Company changed from a daily to weekly volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options and warrants. The dividend yield represents the Company’s anticipated cash dividends over the expected life of the stock option and warrants.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2015 and 2014 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	427,965	$18.04
Granted	84,356	$17.50
Expired	(141,177)	$18.04
Exercised	(65,893)
Outstanding as of September 30, 2014	305,251	$15.71	1.05 years	$487,402
Granted	137,166	$11.17
Expired	(60,761)	$24.75
Exercised	-	$-

Outstanding as of September 30, 2015	381,656	$13.28
Exercisable as of September 30, 2015	381,656	$13.28	1.38 years	$-

The fiscal year end intrinsic values are based on a September 30, 2015 closing price of $7.10 per share.

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

For the fiscal years ended September 30, 2015 and 2014, the Company incurred net losses for income tax purposes of $5,648,369 and $8,419,359, respectively.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2015, the Company had net carryforwards available to offset future taxable income of approximately $142,000,000 which will begin to expire in 2020.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all of its U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of its U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the year ended September 30, 2015, or on the Company’s net deferred tax asset as of September 30, 2015.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2015	2014
Net loss carryforwards	$52,797,000	$50,933,000
Accruals and reserves	410,000	281,000
Contributions	23,000	8,000
Depreciation	(326,000)	79,000
Stock-based compensation	714,000	5,980,000
Customer advances	-	1,000
Valuation allowance	(53,618,000)	(57,282,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2015 and 2014 are as follows:

	Fiscal Years Ended
	September 30,
	2015	2014
Federal income tax benefit at statutory rate	$1,920,000	$2,863,000
State income tax benefit, net of federal income tax effect	186,000	278,000
Change in estimated tax rate and gain (loss) on non-deductible expenses	(5,771,000)	(5,000)
Loss of operating loss for IRC Sec 382 limitation	-	(24,738,000)
Change in valuation allowance	3,665,000	21,602,000
Benefit for income taxes	$-	$-

During the fiscal year ended September 30, 2014, the Company began recognizing revenues from international sources from its products and monitoring services.  During the fiscal year ended September 30, 2014, the Company began recognizing a liability for value-added taxes which will be due upon collection. At September 30, 2015, the Company had a net receivable related to payments on VAT tax of $497,053.

The Company’s open tax years for its federal and state income tax returns are for the tax years ended September 30, 2011 through September 30, 2015.

(11)           Commitments and Contingencies

Legal Matters

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.  The plaintiffs claim in excess of $460,000 in damages.  The Company believes these allegations are inaccurate and intend to defend the case vigorously.  This matter has been tentatively set for trial in the first quarter of fiscal 2016. No accrual for a potential loss has been made as management believes the probability of incurring a material loss is remote.

Christopher P. Baker v. SecureAlert, Inc.  In February 2013, Mr. Baker filed suit against us in the Third Judicial District Court in and for Salt Lake County, State of Utah.  Mr. Baker asserts that we breached a 2006 consulting agreement with him and claims damages of not less than $210,000.  We dispute the plaintiff’s claims and will defend the case vigorously.  This matter has been tentatively set for trial in the second quarter of fiscal 2016.  We believe the potential liability in this matter to be immaterial.

Operating Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2015:

Fiscal Year	Total

2016	$399,269
2017	168,745
2018	136,338
Thereafter	206,467

Total	$910,819

The total operating lease obligations of $910,819, related to facilities operating leases. During the years ended September 30, 2015 and 2014, the Company paid $589,809 and $381,156, in lease payment obligations, respectively.

Intellectual Property Settlement

In January 2010, the Company entered into an intellectual property settlement agreement with an entity whereby the Company agreed to begin paying the greater of a 6% royalty or $0.35 per activated device of monitoring revenues, subject to certain adjustments. The Company and other party disagreed with the methodology used to calculate such royalty; litigation was filed by the Company in December 2013 to resolve the matter. During the year ended September 30, 2013, the Company negotiated a settlement of this litigation. Under the terms of the settlement, both parties restructured their relationship and provided reciprocal licenses for all patents listed in the settlement agreement effective January 29, 2010.  In addition, each party provided the other with a reciprocal license for future patents awarded the respective party. The Company also agreed to pay the entity a total of $4,500,000 in 24 equal monthly installments of $187,500 in exchange for the granting of a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents held by the entity.

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

(12)           Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2015 and 2014, respectively:

2015	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patent & royalty agreements	7.99	$21,170,565	$(3,742,188)	$17,428,377
Developed technology	8.11	7,442,186	(1,291,876)	6,150,310
Customer relationships	8.05	2,538,496	(387,385)	2,151,111
Trade name	9.55	310,762	(190,064)	120,698
Website	3.0	50,386	(16,795)	33,591
Total		31,512,395	(5,628,308)	25,884,087

2014	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patent & royalty agreements	7.99	$21,170,565	$(2,405,668)	$18,764,897
Developed technology	8.97	6,190,083	(318,054)	5,872,029
Customer relationships	7.7	1,860,000	(81,447)	1,778,553
Trade name	9.64	291,486	(13,725)	277,761
Website	3.0	50,386	-	50,386
Total		29,562,520	(2,818,894)	26,743,626

The intangible assets summarized above were purchased on various dates from January 2010 through December 31, 2014. The assets have useful lives ranging from three to ten years. Amortization expense for the years ended September 30, 2015 and 2014 was $2,688,537 and $1,563,416, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2015:

Fiscal Year	Amortization	Patent	STOP Royalty
2016	2,720,017	5,556	450,000
2017	2,720,017	5,556	450,000
2018	2,703,221	5,556	450,000
2019	2,699,518	1,852	450,000
2020	2,500,351		450,000
Thereafter	12,540,965		1,537,500
Total	25,884,087	18,519	3,787,500

Goodwill – During the year ended September 30, 2015, the Company recognized goodwill as a result of acquisitions discussed in the Acquisitions footnote. In accordance with accounting principles generally accepted in the United States of America the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the goodwill for impairment as of September 30, 2015. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30 consisted of the following:

	September 30,
	2015	2014
Balance - beginning of year	$6,577,609	$-
Additions resulting from acquisitions:
Acquisition of GPS Global Tracking & Surveillance, Ltd.	-	3,381,000
Acquisition of Emerge Monitoring, Inc.	-	3,381,754
Acquisition of Track Group Analytics Limited	1,653,815	-
Effect of foreign currency translation on goodwill	(448,521)	(185,145)
Balance - end of year	$7,782,903	$6,577,609

(13)           Subsequent Events

On October 1, 2015, we executed an agreement with the Virginia Department of Corrections (the "Department") to provide electronic monitoring services across the full range of sentences under the Department's oversight (the "Agreement"). Under the terms of the Agreement, the Company will provide solutions based on GPS and biometric voice verification technology designed to monitor over 16,000 offenders and defendants. The term of the Agreement is six years, with a minimum two-year period, and is valued at approximately $11.3 million.

Management has reviewed and evaluated additional subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K and determined that, other than as disclosed above, no subsequent events occurred.