Form 10-Q
period 2015-12-31
Track Group, Inc.
filed 2016-02-09
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,“ “accelerated filer,“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of February 8, 2016 was 10,261,288.

Track Group, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2015

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
Assets	(Unaudited)
Current assets:
Cash	$2,473,025	$4,903,045
Accounts receivable, net of allowance for doubtful accounts of $4,356,817 and $4,150,000, respectively	6,700,733	6,044,931
Note receivable, current portion	315,533	306,434
Prepaid expenses and other	1,397,023	1,266,277
Inventory, net of reserves of $173,150 and $225,900, respectively	610,190	741,514
Total current assets	11,496,504	13,262,201
Property and equipment, net of accumulated depreciation of $2,966,034 and $2,822,166, respectively	1,538,395	1,697,630
Monitoring equipment, net of accumulated amortization of $2,553,113 and $2,225,480, respectively	3,358,424	2,784,595
Intangible assets, net of accumulated amortization of $6,253,294 and $5,628,308, respectively	25,663,766	25,884,087
Other assets	2,545,571	2,619,035
Goodwill	7,753,269	7,782,903
Total assets	$52,355,929	$54,030,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,511,156	2,363,441
Accrued liabilities	3,245,008	2,705,403
Current portion of long-term debt, net of discount of $222,973 and $222,973, respectively	224,506	796,225
Total current liabilities	5,980,670	5,865,069
Stock payable - related party	3,501,410	3,501,410
Long-term debt, net of current portion and discount of $353,041 and $408,784, respectively	30,221,765	30,189,188
Other long-term liabilities	-	106,671
Total liabilities	39,703,845	39,662,338

Stockholders’ equity:
Common stock, $0.0001 par value: 15,000,000 shares authorized; 10,261,288 shares outstanding	1,026	1,026
Additional paid-in capital	297,787,148	297,591,034
Accumulated deficit	(282,973,120)	(280,845,882)
Accumulated other comprehensive loss	(2,162,970)	(2,378,065)
Total equity	12,652,084	14,368,113
Total liabilities and stockholders’ equity	$52,355,929	$54,030,451

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	December 31,
	2015	2014
Revenues:
Products	$90,918	$91,589
Monitoring services	5,957,426	4,501,680
Other	269,260	27,350
Total revenues	6,317,604	4,620,619

Cost of revenues:
Products	95,261	21,357
Monitoring and other related services	1,784,951	1,628,180
Depreciation & amortization included in cost of revenues	488,967	340,550
Impairment of monitoring equipment and parts (Note4)	60,000	55,080
Total cost of revenues	2,429,179	2,045,167

Gross profit	3,888,425	2,575,452

Operating expenses:
General & administrative	3,411,643	2,674,992
Selling & marketing	620,029	422,789
Research & development	547,159	464,178
Depreciation & amortization	700,035	641,900
Loss from operations	(1,390,441)	(1,628,407)

Other income (expense):
Loss on disposal of equipment	(33,805)	-
Interest expense, net	(694,508)	(672,491)
Currency exchange rate gain (loss)	(18,149)	80,562
Other income, net	9,665	5,121
Net loss attributable to common shareholders	(2,127,238)	(2,215,215)
Foreign currency translation adjustments	215,095	(626,878)
Comprehensive loss	$(1,912,143)	$(2,842,093)
Net loss per common share, basic and diluted	$(0.21)	$(0.22)
Weighted average common shares outstanding, basic and diluted	10,261,288	10,108,000

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,127,238)	$(2,215,215)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,189,003	982,450
Impairment of monitoring equipment and parts	60,000	55,080
Bad debt expense	199,854	-
Amortization of debt discount	55,743	89,821
Stock based compensation	159,469	-
Vesting and re-pricing of stock options	196,114	75,082
Loss on disposal of property and equipment	33,805	-
Loss on disposal of monitoring equipment included in cost of sales	-	12,575
Change in assets and liabilities:
Accounts receivable, net	(836,330)	(2,041,899)
Notes receivable	(9,099)	(7,667)
Inventories	131,348	(403,794)
Prepaid expenses and other assets	(76,313)	(182,680)
Accounts payable	146,921	694,958
Accrued expenses	418,593	450,615
Deferred revenue	-	(10,792)
Net cash used in operating activities	(458,130)	(2,501,466)

Cash flow from investing activities:
Purchase of property and equipment	(46,970)	(2,317)
Capitalized software	(442,578)	-
Purchase of monitoring equipment and parts	(898,500)	(837,014)
Payment related to acquisition	-	(1,937,902)
Net cash used in investing activities	(1,388,048)	(2,777,233)

Cash flow from financing activities:
Principal payments on notes payable	(587,608)	(598,251)
Net cash used in financing activities	(587,608)	(598,251)

Effect of exchange rate changes on cash	3,766	(36,290)

Net decrease in cash	(2,430,020)	(5,913,240)
Cash, beginning of period	4,903,045	11,101,822
Cash, end of period	$2,473,025	$5,188,582

	2015	2014
Cash paid for interest	$24,505	$3,086

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition of a subsidiary	-	580,886

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company“ or “Track Group“) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC“).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP“) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2015, and results of its operations for the three months ended December 31, 2015.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.  The results of operations for the three months ended December 31, 2015 may not be indicative of the results for the fiscal year ending September 30, 2016.

(2)  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Track Group and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. Certain prior year amounts on the consolidated statement of operations have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

(3)  RECENTLY ISSUED ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB“) or other standard setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17“). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16“). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, (“ASU 2015-11“). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value, unless the entity is using the LIFO or retail inventory method. ASU 2015-11 will be effective for the Company’s fiscal year beginning October 1, 2017 and subsequent interim periods, with early adoption permitted. Management is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03“). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. ASU 2015-03 will be effective for the Company’s fiscal year beginning October 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2015-03 on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09“), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company retrospectively beginning October 1, 2018, with early adoption not permitted. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $60,000 and $55,080 of impairment expenses related to monitoring equipment for the three months ended December 31, 2015 and 2014, respectively.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at December 31, 2015.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2015 and 2014, there were 411,390 and 323,251 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three months ended December 31, 2015 and 2014, respectively as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Exercise of outstanding common stock options and warrants	411,390	281,251
Exercise and conversion of outstanding Series D Preferred warrants	–	42,000
Total common stock equivalents	411,390	323,251

(8)  ACQUISITION

GPS Global

On March 12, 2014, the Company entered into a Share Purchase Agreement to purchase from Eli Sabag, a resident of the State of Israel, all of the issued and outstanding shares of GPS Global Tracking and Surveillance System Ltd., an Israeli company ("GPS Global"). Subsequent to the closing, Mr. Sabag and certain key employees of GPS Global entered into employment agreements and continue to operate GPS Global. Subsequently, the Company changed the name of GPS Global to Track Group Interantional Ltd.

The purchase price for the issued and outstanding shares of GPS Global was $7,811,404, payable in cash and shares of the Company's common stock as follows: (i) $311,404 in cash to Mr. Sabag; and (ii) shares of the Company common stock valued at $7,500,000 of which common stock valued at $1,600,000 was paid to Mr. Sabag at closing. An additional amount of common stock valued at $2,900,000 was held in escrow for six months from closing before being released to Mr. Sabag. Common stock valued at $3,000,000 could be earned by Mr. Sabag based on specific milestones over a period of two years from the date of closing.

The total purchase price for the GPS Global acquisition was allocated to the net tangible and intangible assets based upon their fair values as of June 30, 2014. The excess of the purchase price over the net assets was recorded as goodwill. This acquisition provided the Company with additional research and development capabilities and enhanced technology which benefits current and future products.

 Track Group Analytics Limited

On November 26, 2014, the Company entered into a Share Purchase Agreement to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA“), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4,600,000 (the “TGA Acquisition“), of which CAD$2,000,000 was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of common stock of which one-half of the shares were issued on the one-year anniversary of the closing and the balance to be issued on the two-year anniversary of the closing; and (ii) the CAD$2,000,000 will be paid to the former TGA shareholders in shares of common stock  over a two-year period beginning as of the closing, upon the achievement of certain milestones set forth in the purchase agreement. As of December 31, 2015, the Company had issued 38,499 shares of common stock in connection to this acquisition and 63,777 shares of common stock to the TGA shareholders upon achieving certain performance milestones.

During the third quarter of fiscal 2015, the Company received the final valuation report for the TGA Acquisition. The Consolidated Balance Sheet at December 31, 2015 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805“). The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to goodwill by $2,384,000 and other intangibles by $1,817,000. The $1,653,000 in goodwill recognized as a result of this acquisition is not deductible for income tax purposes. The Company included in its financial statements revenues generated by Track Group Analytics of $81,700 for the three months ended December 31, 2015.

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the three months ended December 31, 2015 and 2014 gives effect to each of the acquisitions described herein as, if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended
	December 31,
	2015	2014

Revenues	$6,317,604	$4,976,416
Loss from operations	(1,390,441)	(1,513,379)
Net loss attributable to the Company	(2,127,238)	(1,944,824)
Basic income per share	(0.21)	(0.19)
Diluted income per share	(0.21)	(0.19)
Net loss attributable to common shareholders	(2,127,238)	(1,924,388)
Basic income per share	(0.21)	(0.19)
Diluted income per share	(0.21)	(0.19)

(9)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2015 and September 30, 2015, the outstanding balance of prepaid and other expenses was $1,397,023 and $1,266,277, respectively.  The $1,397,023 as of December 31, 2015 is comprised primarily of prepayments toward inventory purchases, deposits and other prepaid expenses.

(10)  INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO“) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished goods that are sold to customers and used for minor repairs of ReliAlert(TM), Shadow, and other tracking devices. Completed ReliAlert(TM), and other tracking devices are reflected in Monitoring Equipment.  As of December 31, 2015 and September 30, 2015, respectively, inventory consisted of the following:

	December 31,	September 30,
	2015	2015
Finished goods inventory	$783,340	$967,414
Reserve for damaged or obsolete inventory	(173,150)	(225,900)
Total inventory, net of reserves	$610,190	$741,514

(11)  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and September 30, 2015, were as follows:

	December 31,	September 30,
	2015	2015
Equipment, software and tooling	$2,718,607	$2,823,685
Automobiles	33,466	33,466
Leasehold improvements	1,344,283	1,351,017
Furniture and fixtures	408,073	311,628
Total property and equipment before accumulated depreciation	4,504,429	4,519,796
Accumulated depreciation	(2,966,034)	(2,822,166)

Property and equipment, net of accumulated depreciation	$1,538,395	$1,697,630

Depreciation expense recognized for property and equipment for the three months ended December 31, 2015 and 2014 was $176,088 and $170,907, respectively.

(12)  MONITORING EQUIPMENT

Monitoring equipment as of December 31, 2015 and September 30, 2015, was as follows:

	December 31,	September 30,
	2015	2015
Monitoring equipment	$5,911,537	$5,010,075
Less: accumulated amortization	(2,553,113)	(2,225,480)
Monitoring equipment, net of accumulated depreciation	$3,358,424	$2,784,595

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three to five years.

Depreciation of monitoring equipment for the three months ended December 31, 2015 and 2014 was $376,467 and $228,050, respectively. These expenses were recognized in cost of revenues.

(13)  INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the first fiscal quarter ended December 31, 2015:

	December 31, 2015	September 30, 2015

Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Technology	7,841,454	7,442,186
Customer relationships	2,516,140	2,538,496
Trade name	310,700	310,762
Website	78,201	50,386
Total intangible assets	31,917,060	31,512,395
Accumulated amortization	(6,253,294)	(5,628,308)
Intangible assets, net of accumulated amortization	$25,663,766	$25,884,087

The intangible assets summarized above were purchased on various dates from January 2010 through December 2015. The assets have useful lives ranging from three to ten years. Amortization expense for the three months ended December 31, 2015 and 2014 was $523,948 and $470,993, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at December 31 and September 30, 2015, respectively:

	December 31,	September 30,
	2015	2015
Balance - beginning of year	$7,782,903	$6,577,609
Additions resulting from acquisitions:
Acquisition of Track Group Analytics Limited	-	1,653,815
Effect of foreign currency translation on goodwill	(29,634)	(448,521)
Balance - end of year	$7,753,269	$7,782,903

Goodwill was recognized in connection to acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through December 31, 2015.

(15)  OTHER ASSETS

As of December 31, 2015 and September 30, 2015, the outstanding balance of other assets was $2,545,571 and $2,619,035, respectively.  The $2,545,571 balance of other assets is comprised largely of a large performance bond for an international customer.  The Company anticipates this restricted cash will be unrestricted and available to the Company in March 2018.

(16)  ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015	2015
Accrued royalties	$7,077	$7,077
Accrued payroll, taxes and employee benefits	1,349,882	1,154,168
Accrued consulting	6,570	367,906
Accrued taxes - foreign and domestic	80,530	93,407
Accrued settlement costs	30,000	30,000
Accrued board of directors fees	249,749	248,830
Accrued other expenses	118,563	69,478
Accrued legal costs	58,957	50,000
Accrued cellular costs	43,692	20,000
Accrued outside services	85,057	32,067
Accrued warranty and manufacturing costs	-	39,050
Accrued interest	1,214,931	593,420
Total accrued expenses	$3,245,008	$2,705,403

(17)  DEBT OBLIGATIONS

On July 14, 2015, we entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement“) with Conrent Invest S.A. (“Conrent“) to amend certain provisions of the Company’s existing $25.0 million unsecured debt facility. Pursuant to the terms and conditions of the Amended Facility Agreement, effective June 30, 2015, the Company may now borrow an additional $5.4 million of unsecured debt, which, together with the existing $25.0 million of unsecured debt borrowed under the debt facility, will now accrue interest at a rate of 8% per annum and mature on July 31, 2018. The Amended Facility Agreement also provides the Company with a voluntary prepayment option, wherein the Company may pay the amounts borrowed under the debt facility, including all accrued but unpaid interest, prior to the maturity date without any penalty or prepayment fee. In connection with the execution of the Amended Facility Agreement, the Company used the available $5.4 million under the facility agreement to pay to Conrent an arrangement fee of $500,000, as well as $822,222 of accrued but unpaid interest. During the year ended September 30, 2015, the Company received the remaining $4.08 million from this Facility Agreement.

On September 25, 2015, the Company entered into a Loan Agreement (the “Loan Agreement“) with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda“) to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Loan Agreement matures on September 30, 2017 (the “Maturity Date“), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees.

 Debt obligations as of December 31, 2015 and September 30, 2015, respectively, are comprised of the following:

	December 31,	September 30,
	2015	2015

Unsecured facility agreement of up to $30.4 million bearing interest at a rate of 8% per annum, with all principal and accrued and unpaid interest due on July 31, 2018. An orgination fee was paid, recognized as a debt discount and is being amortized as interest expense over the term of the loan. As of December 31, 2015, the remaining debt discount was $576,014.	$29,823,986	$29,768,243

Related party unsecured line of credit whereby the Company can borrow up to $5 million at 8% per annum on borrowed funds maturing on September 30, 2017.	-	-

The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	375,000	937,500

Capital lease of office equipment maturing in August 2019.	22,679	24,754

Non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	224,606	254,917

Total debt obligations	30,446,271	30,985,414
Less current portion	(224,506)	(796,225)
Long-term portion of related party debt	-	-
Long-term debt, net of current portion	$30,221,765	$30,189,189

The following table summarizes the Company’s future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2015:

Fiscal Year	Total
2016	431,122
2017	65,428
2018	30,452,787
2019	40,125
2020	31,234
Thereafter	1,589
Debt discount	(576,014)
Total	$30,446,271

In connection with the TGA Acquisition, as described in Note 8 above, the Company assumed three notes payable to the Atlantic Canada Opportunities Agency (“ACOA“). These notes are non-interest bearing notes and are payable in monthly increments ranging from $3,125 to $4,125, as specified in each of the notes.

(18)  RELATED-PARTY TRANSACTIONS

 Related-Party Loan Agreement

On September 25, 2015, the Company entered into a loan agreement with Sapinda Asia, a significant shareholder, to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the loan agreement, available funds may be drawn down at the Company’s request at any time until the loan agreement matures on September 30, 2017, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the loan agreement prior to the maturity date without penalties or fees.

Stock Payable – Related Party

In connection with the acquisitions in prior years described under Note 8 above, the Company recognized a liability for stock payable to the former owners of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

	December 31,	September 30,
	2015	2015
Beginning balance	$3,501,410	$3,000,000
Stock payable resulting from the acquisition of GPS Global	-	-
Stock payable resulting from the acquisition of Track Group Analytics	-	1,170,000
Payment of shares for achieving performance milestones	-	(668,590)
Ending balance	$3,501,410	$3,501,410

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

(19)  PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock. As of December 31, 2015, there were no shares of preferred stock outstanding.

Series D Preferred Stock Warrants

During the year ended September 30, 2015, the Company purchased 42,000 warrants to purchase shares of Series D Preferred for $10,500 in cash. As of December 31, 2015, zero warrants to purchase shares of Series D Preferred were issued and outstanding.

During the three months ended December 31, 2015, the Company did not issue any shares common stock.

(20)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan“).  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan.   During the three months ended December 31, 2015 and 2014, respectively, no options were issued under this 2012 Plan.  As of December 31, 2015, 448,346 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant options or warrants to purchase common or preferred stock during the three months ended December 31, 2014. During the three months ended December 31, 2015, the Company granted 40,261 warrants to purchase shares of common stock.  These warrants vested immediately and expire two years from grant date.  The Company recorded $95,968 and $75,082 of expense for the three months ended December 31, 2015 and 2014, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for three months ended December 31, 2015 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31
	2015	2014
Expected stock price volatility	51%	N/A(1)
Risk-free interest rate	0.64%	N/A(1)
Expected life of options/warrants	2 years	N/A(1)

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

A summary of stock option activity for the three months ended December 31, 2015 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	381,656	$15.71
Granted	40,261	$11.17
Expired	(10,527)	$23.99
Exercised	-	$-

Outstanding as of December 31, 2015	411,390	$11.64	1.28 years	$-
Exercisable as of December 31, 2015	411,390	$11.64	1.28 years	$-

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $5.95 at December 31, 2015.

(21)  COMMITMENTS AND CONTINGENCIES

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

Lazar Leybovich et al. v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012.  The plaintiffs claim in excess of $460,000 in damages.  The Company believes these allegations are inaccurate and intend to defend the case vigorously. No accrual for a potential loss has been made as management believes the probability of incurring a material loss is remote.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al.  On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

(22)  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to December 31, 2015, the following events occurred:

The holder of a majority of the Company’s voting stock executed a written consent approving an amendment (the “Amendment“) to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation“) to increase the total number of shares of the Company’s common stock authorized for issuance thereunder from 15.0 million shares to 30.0 million shares.  The Amendment, as approved by the written consent, will not become effective until 20 calendar days after the an information statement is first mailed or otherwise delivered to our stockholders entitled to receive notice thereof.  It is currently anticipated that the information statement will be mailed to our stockholders, and the Amendment will be filed with the Utah Secretary of State, prior to the end of the quarter ended March 31, 2016.

Effective January 1, 2016, Karen Macleod joined the Board of Directors of the Company.  As disclosed in the Current Report on Form 8-K filed January 5, 2016, Ms. Macleod is the former President of Tatum LLC, a New York-based professional services firm owned by Randstad, a position she served in from 2011-2014. Prior to her time with Tatum, Ms. Macleod was a co-founder of Resources Connection (NASDAQ:RECN), now known as RGP, a multinational professional services firm founded as a division of Deloitte in June 1996. Ms. Macleod served in several positions for RGP, including as a director from 1999-2009 and President, North America from 2004-2009. Prior to RGP, Ms. Macleod held several positions in the audit department of Deloitte between 1985-1994.  Ms. Macleod currently serves as a director for A-Connect (Schweiz) AG, a privately held, Swiss-based global professional services firm and was a director for Overland Solutions from 2006-2013. Ms. Macleod holds a Bachelor of Science in Business/Managerial Economics from the University of California, Santa Barbara.  There are no related party transactions between the Company and Ms. Macleod that would require disclosure under Item 404(a) of Regulation S-K, nor are there any arrangements or understandings in connection with Ms. Macleod’s appointment to the Board.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains information that constitutes “forward-looking statements“ within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act“).  Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements.“  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,“ “expects,“ “intends,“ “anticipates,“ “should,“ “plans,“ “estimates,“ “projects,“ “potential,“ and “will,“ among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors“ in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2015 and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,“ “Track Group,“ “we,“ “our,“ “us,“ refer to Track Group, Inc., a Utah corporation.

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

Our devices consist of the ReliAlert, Shadow and R.A.D.A.R.  These devices are leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

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

Recent Developments

On October 1, 2015, the Company executed an agreement with the Virginia Department of Corrections (the "Department") to provide electronic monitoring services across the full range of sentences under the Department's oversight (the "Agreement").  Under the terms of the Agreement, the Company will provide solutions based on GPS and biometric voice verification technology designed to monitor over 16,000 offenders and defendants. The term of the Agreement is six years, with a minimum two-year period, and is valued at approximately $11.3 million.

Strategy

Our global growth strategy is to continue to expand service offerings on a subscription basis that empowers professionals in security, law enforcement, corrections and rehabilitation organizations worldwide with a single-sourced, real-time, end-to-end offender management solution that integrates reliable intervention technologies to support re-socialization, monitoring, and predictive analytics for offenders. To accomplish this objective, we have and will continue to innovate and grow our portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services. These include GPS, RF, drug and alcohol testing for offenders, and predictive analytics.  Given the flexibility of our platform, our device technology, tracking, monitoring, and analytical capabilities, we believe that our solutions may apply to other industry verticals that require tracking, monitoring and predictive analytics.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. Such policies were unchanged during the three months ended December 31, 2015.

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

Results of Operations

Three months ended December 31, 2015, compared to three months ended December 31, 2014.

Revenues

For the three months ended December 31, 2015, the Company recognized revenue from operations of $6,317,604, compared to $4,620,619 for the three months ended December 31, 2014, an increase of $1,696,985 (37%).  Of these revenues, $5,957,426 and $4,501,680, respectively, were from monitoring and other related services, an increase of $1,455,746 (32%).  The increase was principally the result of (i) increased sales generated by our Chilean operations, (ii) increases in organic growth of our legacy operations, (iii) increases in revenue associated with our analytics offering, and (iv) an increase in revenue generated by our North American operations.

Product revenue decreased $671 (1%) from $91,589 for the three months ended December 31, 2014, to $90,918 for the three months ended December 31, 2015. The decrease was the result of fewer sales of products as the Company continues to focus on subscription based revenues.

Our international operations expose us to certain currency fluctuations of the local currency in relation to the dollar; therefore, foreign currencies may appreciate or depreciate due to inflation or devaluation in relation to the dollar. We cannot predict foreign currency volatility in relation to the dollar.

Cost of Revenue

During the three months ended December 31, 2015, cost of revenue totaled $2,429,179 compared to cost of revenue during the three months ended December 31, 2014 of $2,045,167, an increase of $384,012.  The increase in cost of revenue was largely the result of increases in devices deployed in domestic and international operations, and to a lesser extent, an increase in analytics services attributable to our Canadian subsidiary.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2015 and 2014 totaled $488,967 and $340,550, respectively. These costs represent depreciation of TrackerPALTM and ReliAlert devices as well as the amortization of certain royalty agreements. Devices are depreciated over a three to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

The Company expects the cost of revenue as a percentage of revenues to decrease in the foreseeable future due to (i) lower manufacturing costs, (ii) procurement and fulfillment outsourcing, and (iii) efficiencies due to further increases in automation of our proprietary software.

Impairment cost for equipment and parts for the three months ended December 31, 2015 and 2014 were $60,000 and $55,080, respectively.  These costs resulted from the disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices.

Gross Profit and Margin

During the three months ended December 31, 2015, gross profit totaled $3,888,425, or 62% of net revenue compared to $2,575,452, or 56% of net revenue during the three months ended December 31, 2014. The increase in gross profit and margin are due to (i) higher overall revenues generated by our legacy and Chilean operations, including those acquired subsidiaries, and (ii) lower incremental cost due to more efficient and cost effective supply channels, outsourcing, and software automation.

Research and Development Expense

During the three months ended December 31, 2015, research and development expense totaled $547,159 compared to research and development expense for the three months ended December 31, 2014 totaling $464,178, an increase of $82,981.  These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services. The Company is currently enhancing its software platform. As a result of these improvements, $442,578 was capitalized as developed technology during the three months ended December 31, 2015. A portion of these expenses would have been recognized as research and development expense, absent the significant software enhancements.

General and Administrative Expense

During the three months ended December 31, 2015, general and administrative expense totaled $3,411,643 compared to $2,674,992 for the three months ended December 31, 2014.  The increase of $736,651 in general and administrative cost resulted largely from (i) increases in payroll and benefits costs of $223,000, (ii) outside engineering services expense of $233,000, (iii) stock compensation expense associated with vesting schedule under the Company’s 2012 long term incentive program of $159,000, and (iv) $100,000 of other operating expenses including travel, bad debt, and legal fees.

Selling and Marketing Expense

During the three months ended December 31, 2015, selling and marketing expense increased $620,029 compared to $422,789 for the three months ended December 31, 2014. The $197,240, an increase of 47%, was principally the result of (i) an $85,400 increase in commissions and royalty payments resulting from higher revenue, (ii) an increase of $58,100 in outside marketing service providers including travel (iii) and an increase in trade show participation of $25,000.

Depreciation and Amortization Expense

During the three months ended December 31, 2015, depreciation and amortization expense totaled $700,035 compared to $641,900 for the three months ended December 31, 2014. The $58,135 increase (9%) was largely the result of depreciation and amortization during the period on assets acquired during the previous year.

Other Income and Expense

For the three months ended December 31, 2015, interest expense was $699,504 compared to $683,941 for the three months ended December 31, 2014, an increase of $15,563 (2%). This increase in interest expense resulted primarily from the increase in interest bearing debt outstanding during the three months ended December 31, 2015 when compared to the three months ended December 31, 2014.

Net Loss

The Company had a net loss of $2,127,238 for the three months ended December 31, 2015, compared to a net loss of $2,215,215 for the three months ended December 31, 2014, a decrease of $87,977.  This decrease in net loss is due to an increase in the Company’s total revenue and decreases in both overall cost of revenues and operating expenses, as a percentage of incremental revenue.

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the prior year, the Company supplemented cash flows to finance the business from borrowings under a credit facility, disgorgement funds, and from the sale and issuance of debt securities. No such borrowings or sales of equity securities occurred during the three months ended December 31, 2015. In addition to cash from operations, unused credit facilities, repayment of loans by our Chilean subsidiary, and additional funding from the Amended and Restated Facility Agreement with Conrent Invest S.A., available cash resources at December 31, 2015 are anticipated to meet the Company's working capital requirements for the next twelve months.

As of December 31, 2015, the Company had unrestricted cash of $2,473,025 and a working capital surplus of $5,515,834, compared to unrestricted cash of $4,903,045 and a working capital surplus of $7,397,132 as of September 30, 2015.

The Company used cash of $1,388,048 for investing activities during the three months ended December 31, 2015, compared to $2,777,233 of cash used in investing activities in the three months ended December 31, 2014. Cash used for investing activities was used for significant enhancements of its software platform and used for purchases of monitoring and other equipment to meet demand during the three months ended December 31, 2015.

The Company used $587,608 of cash for financing activities during the three months ended December 31, 2014, compared to $598,251 in cash provided for the three months ended December 31, 2014. Cash used in financing activities was utilized for principal payments applied toward a perpetual license agreement during the three months ended December 31, 2015. This monthly obligation of $187,500 per month will be satisfied in February 2016.

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

Foreign Currency Risks

We had $2,554,808 and $1,255,901 in revenues from sources outside the United States for the three months ended December 31, 2015 and 2014, respectively.  Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we do received payments in an equivalent value of foreign currencies which resulted in a foreign exchange loss of $18,149 and a gain of $80,562 during the three months ended December 31, 2015 and 2014, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act“), (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al.  On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

3(i)(1)	Amended and Restated Articles of Incorporation of SecureAlert, Inc., filed May 19, 2015 (incorporated by reference to our Current Report on Form 8-K, filed May 21, 2015).

3(ii)	Amended and Restated Bylaws (incorporated by reference to our Form 10-Q for the three months ended December 31, 2010).

4.01	2006 Equity Incentive Award Plan (incorporated by reference to our Form 10- QSB for the nine months ended June 30, 2006).

4.02	2012 Equity Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement, filed October 25, 2011).

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

10.5
Amended and Restated Facility Agreement, dated June 30, 2015, by and between Track Group, Inc. and Conrent Invest S.A, acting on behalf of its compartment “Safety 2“ (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2015).

10.6	Loan Agreement, by and between Sapinda Asia Limited and Track Group, Inc., dated September 14, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2015)

10.7	Agreement between theVirginia Department of Corrections and the Company dated September 21, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on October 2, 2015)

10.8	Executive Employment Agreement, by and between Track Group, Inc. and John Merrill, dated November 20, 2014 (incorporated by reference to our Current Report on Form 8-K, filed November 25, 2014

14.1	Code of Ethics (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

21	Subsidiaries of the Registrant (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: February 8, 2016	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee (Acting Principal Executive Officer)

Date: February 8, 2016	By:	/s/ John R. Merrill
John R. Merrill, Chief Financial Officer (Principal Accounting Officer)