Form 10-Q
period 2016-03-31
Track Group, Inc.
filed 2016-05-09
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 10,290,671.

Track Group, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

 The accompanying notes are an integral part of these condensed consolidated statements.

	March 31,	September 30,
Assets	2016	2015
Current assets:	(Unaudited)
Cash	$2,158,531	$4,903,045
Accounts receivable, net of allowance for doubtful accounts of $4,618,343 and $4,156,963, respectively	6,533,112	6,044,931
Note receivable, current portion	324,928	306,434
Prepaid expenses and other	937,326	1,266,277
Inventory, net of reserves of $98,150 and $225,900, respectively	744,922	741,514
Total current assets	10,698,819	13,262,201
Property and equipment, net of accumulated depreciation of $3,092,920 and $2,822,166, respectively	1,384,070	1,697,630
Monitoring equipment, net of accumulated amortization of $3,042,341 and $2,225,480, respectively	3,532,194	2,784,595
Intangible assets, net of accumulated amortization of $6,952,227 and $5,628,308, respectively	25,980,867	25,884,087
Other assets	2,703,498	2,619,035
Goodwill	7,950,572	7,782,903
Total assets	$52,250,020	$54,030,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,681,394	2,363,441
Accrued liabilities	2,618,886	2,705,403
Current portion of long-term debt, net of discount of $0 and $222,973, respectively	69,672	796,225
Total current liabilities	5,369,952	5,865,069
Stock payable - related party	3,439,978	3,501,410
Long-term debt, net of current portion and discount of $520,270 and $408,784, respectively	31,447,427	30,189,188
Other long-term liabilities	-	106,671
Total liabilities	40,257,357	39,662,338

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,290,671 outstanding	1,029	1,026
Additional paid-in capital	298,293,244	297,591,034
Accumulated deficit	(284,893,800)	(280,845,882)
Accumulated other comprehensive income	(1,407,810)	(2,378,065)
Total equity	11,992,663	14,368,113
Total liabilities and stockholders’ equity	$52,250,020	$54,030,451

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Revenues:
Products	$163,694	$185,561	$254,612	$277,150
Monitoring & other related services	6,428,345	4,630,556	12,655,031	9,159,586
Total revenues	6,592,039	4,816,117	12,909,643	9,436,736

Cost of revenues:
Products	53,436	54,920	148,697	76,277
Monitoring & other related services	1,779,248	1,522,414	3,624,199	3,124,292
Depreciation & amortization included in cost of revenues	580,785	366,853	1,009,752	733,705
Impairment of monitoring equipment and parts (Note2)	60,000	85,221	120,000	140,301
Total cost of revenues	2,473,469	2,029,408	4,902,648	4,074,575

Gross profit	4,118,570	2,786,709	8,006,995	5,362,161

Operating expenses:
General & administrative	3,424,342	3,403,573	6,835,985	6,253,504
Selling & marketing	593,272	528,704	1,213,301	971,407
Research & development	612,595	378,321	1,159,745	695,103
Depreciation & amortization	734,569	709,924	1,434,604	1,304,367
Loss from operations	(1,246,208)	(2,233,813)	(2,636,640)	(3,862,220)

Other income (expense):
Interest expense, net	(631,409)	(633,361)	(1,325,917)	(1,305,852)
Currency exchange rate gain (loss)	(66,408)	(454,564)	(84,557)	(374,002)
Disgorgement funds received (Note 18)	-	4,700,000	-	4,700,000
Other income, net	23,336	9,208	(804)	14,329
Net income (loss) attributable to common shareholders	(1,920,689)	1,387,470	(4,047,918)	(827,745)
Foreign currency translation adjustments	755,160	(177,896)	970,255	(804,774)
Comprehensive income (loss)	$(1,165,529)	$1,209,574	$(3,077,663)	$(1,632,519)
Basic earnings (loss) per common share	$(0.19)	$0.14	$(0.39)	$(0.08)
Diluted earnings (loss) per common share	$(0.19)	$0.14	$(0.39)	$(0.08)
Weighted average common shares outstanding, basic	10,271,000	10,144,000	10,266,000	10,126,000
Weighted average common shares outstanding, diluted	10,271,000	10,209,000	10,266,000	10,126,000

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,047,918)	$(827,745)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,444,355	1,985,012
Impairment of monitoring equipment and parts	120,000	140,301
Bad debt expense	461,380	180,154
Amortization of debt discount	111,487	193,065
Stock based compensation	310,199	111,234
Vesting and re-pricing of stock options	318,376	190,093
Loss on disposal of property and equipment	12,279	40,558
Change in assets and liabilities:
Accounts receivable, net	(867,327)	(1,933,939)
Notes receivable	(18,494)	(15,496)
Inventories	(23,439)	(511,618)
Prepaid expenses and other assets	412,014	(276,259)
Accounts payable	416,624	1,647,497
Accrued expenses	1,167,541	(240,520)
Deferred revenue	-	(10,451)
Net cash provided by operating activities	817,077	671,886

Cash flow from investing activities:
Purchase of property and equipment	(49,182)	(519,409)
Capitalized software	(1,089,454)	-
Purchase of monitoring equipment and parts	(1,435,210)	(1,486,893)
Leasehold improvements	-	(27,060)
Payment related to acquisition	-	(1,782,849)
Net cash used in investing activities	(2,573,846)	(3,816,211)

Cash flow from financing activities:
Principal payments on notes payable	(986,292)	(1,197,366)
Repurchase of Series D Convertible Preferred Stock and warrants	-	(10,500)
Net cash used by financing activities	(986,292)	(1,207,866)

Effect of exchange rate changes on cash	(1,453)	(63,185)

Net increase (decrease) in cash	(2,744,514)	(4,415,376)
Cash, beginning of period	4,903,045	11,101,822
Cash, end of period	$2,158,531	$6,686,446

	2016	2015
Cash paid for interest	$25,513	$931,503

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants for accrued Board of Director fees	95,968	477,142
Payment of interest from an increase in interest bearing debt	1,399,644	-
Common stock issuance for the acquisition of a subsidiary and milestone achievement	61,432	531,900

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company“ or “Track Group“) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC“).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP“) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2016, and results of its operations for the three and six months ended March 31, 2016.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.  The results of operations for the three and six months ended March 31, 2016 may not be indicative of the results for the fiscal year ending September 30, 2016.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, (“ASU 2016-10“). This update was intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date for ASU 2016-10 is the same as Topic 606, which begins for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact of the pending adoption of ASU 2016-10 on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This update was intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this update have the same effective date as ASC 606 as discussed above. Management is currently evaluating the impact of the pending adoption of ASU 2016-08 on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. Management is currently evaluating the impact that this amendment will have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management is currently evaluating the impact that this amendment will have on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17“). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update are effective for financial statements issued for annual periods beginning after March 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16“). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for the Company’s fiscal year beginning March 1, 2017 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

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

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $60,000 and $85,221 of impairment expenses related to monitoring equipment for the three months ended March 31, 2016 and 2015, respectively. Additionally, the Company recorded $120,000 and $140,301 of impairment expenses related to monitoring equipment for the six months ended March 31, 2016 and 2015, respectively.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at March 31, 2016.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of March 31, 2016 and 2015, there were 436,705 and 262,603 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and six months ended March 31, 2016 and the three and six months ended March 31, 2015, respectively as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2016 and 2015 consisted of the following:

	March 31,	March 31,
	2016	2015
Exercise of outstanding common stock options and warrants	436,705	262,603
Total common stock equivalents	436,705	262,603

(8)  ACQUISITION

Track Group Analytics Limited

On November 26, 2014, the Company entered into a Share Purchase Agreement to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA“), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4,600,000 (the “TGA Acquisition“), of which CAD$2,000,000 was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 to the former TGA shareholders in shares of common stock of which one-half of the shares were issued on the one-year anniversary of the closing and the balance to be issued on the two-year anniversary of the closing; and (ii) the CAD$2,000,000 to the former TGA shareholders in shares of common stock  over a two-year period beginning as of the closing, upon the achievement of certain milestones set forth in the purchase agreement. As of March 31, 2016, the Company had issued 38,499 shares of common stock in connection to this acquisition and 70,962 shares of common stock to the TGA shareholders upon achieving certain performance milestones.

During the third quarter of fiscal 2015, the Company received the final valuation report for the TGA Acquisition. The Consolidated Balance Sheet at March 31, 2016 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805“). The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to goodwill by $2,384,000 and other intangibles by $1,817,000. The $1,653,000 in goodwill recognized as a result of this acquisition is not deductible for income tax purposes.

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the three and six months ended March 31, 2016 and 2015 gives effect to each of the acquisitions described herein as, if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Revenues:	6,592,039	4,816,117	12,909,643	9,801,883
Loss from operations	(1,246,208)	(2,233,813)	(2,636,640)	(3,917,377)
Net income (loss) from continuing operations	(1,920,689)	1,387,470	(4,047,918)	(878,804)
Basic earnings (loss) per common share	$(0.19)	$0.14	$(0.08)	$(0.09)
Diluted earnings (loss) per common share	$(0.19)	$0.14	$(0.08)	$(0.09)
Net income (loss) attributable to common shareholders	(1,920,689)	1,387,470	(4,047,918)	(878,804)
Basic earnings (loss) per common share	$(0.19)	$0.14	$(0.08)	$(0.09)
Diluted earnings (loss) per common share	$(0.19)	$0.14	$(0.08)	$(0.09)

(9)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2016 and September 30, 2015, the outstanding balance of prepaid and other expenses was $937,326 and $1,266,277, respectively.  The $937,326 as of March 31, 2016 is comprised largely of prepayments toward inventory purchases, vendor deposits and other prepaid expenses.

(10)  INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO“) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished goods that are sold to customers and used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed ReliAlertTM, and other tracking devices are reflected in Monitoring Equipment.  As of March 31, 2016 and September 30, 2015, respectively, inventory consisted of the following:

	March 31,	September 30,
	2016	2015
Finished goods inventory	$843,072	$967,414
Reserve for damaged or obsolete inventory	(98,150)	(225,900)
Total inventory, net of reserves	$744,922	$741,514

(11)  PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and September 30, 2015, were as follows:

	March 31,	September 30,
	2016	2015
Equipment, software and tooling	$2,679,618	$2,823,685
Automobiles	86,623	33,466
Leasehold improvements	1,297,908	1,351,017
Furniture and fixtures	412,841	311,628
Total property and equipment before accumulated depreciation	4,476,990	4,519,796
Accumulated depreciation	(3,092,920)	(2,822,166)

Property and equipment, net of accumulated depreciation	$1,384,070	$1,697,630

Depreciation expense recognized for property and equipment for the three months ended March 31, 2016 and 2015 was $212,902 and $149,188, respectively. Depreciation expense for property and equipment for the six months ended March 31, 2016 and 2015 was $388,990 and $320,095, respectively.

(12)  MONITORING EQUIPMENT

Monitoring equipment as of March 31, 2016 and September 30, 2015, was as follows:

	March 31,	September 30,
	2016	2015
Monitoring equipment	$6,574,535	$5,010,075
Less: accumulated amortization	(3,042,341)	(2,225,480)
Monitoring equipment, net of accumulated depreciation	$3,532,194	$2,784,595

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three to five years.

Depreciation of monitoring equipment for the three months ended March 31, 2016 and 2015 was $408,285 and $248,495, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2016 and 2015 was $784,753 and $438,109, respectively. These expenses were recognized in cost of revenues.

(13)  INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the second fiscal quarter ended March 31, 2016:
	March 31, 2016	September 30, 2015

Patent & royalty agreements	$21,170,565	$21,170,565
Technology	8,804,050	7,442,186
Customer relationships	2,561,674	2,538,496
Trade name	318,604	310,762
Website	78,201	50,386
Total intangible assets	32,933,094	31,512,395
Accumulated amortization	(6,952,227)	(5,628,308)
Intangible assets, net of
accumulated amortization	$25,980,867	$25,884,087

The intangible assets summarized above were purchased on various dates from January 2010 through March 2016. The assets have useful lives ranging from three to ten years. Amortization expense for the three months ended March 31, 2016 and 2015 was $521,664 and $468,691, respectively. Amortization for the six months ended March 31, 2016 and 2015 was $1,045,612 and $939,684, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at March 31, 2016 and September 30, 2015, respectively:

	March 31,	September 30,
	2016	2015
Balance - beginning of period	$7,782,903	$6,577,609
Additions resulting from acquisitions:
Acquisition of Track Group Analytics Limited	-	1,653,815
Effect of foreign currency translation on goodwill	167,669	(448,521)
Balance - end of period	$7,950,572	$7,782,903

Goodwill is recognized in connection to acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through March 31, 2016.

(15)  OTHER ASSETS

As of March 31, 2016 and September 30, 2015, the outstanding balance of other assets was $2,703,498 and $2,619,035, respectively.  The balance of other assets is comprised largely of a large performance bond for an international customer.  The Company anticipates this restricted cash will be unrestricted and available to the Company in March 2018.

(16)  ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2016 and September 30, 2015:

	March 31,	September 30,
	2016	2015
Accrued royalties	$21,202	$7,077
Accrued payroll, taxes and employee benefits	1,409,175	1,154,168
Accrued consulting and professional fees	180,776	449,973
Accrued taxes - foreign and domestic	12,599	93,407
Accrued settlement costs	80,000	30,000
Accrued board of directors fees	127,167	248,830
Accrued rent, office and other expenses	120,835	69,478
Accrued cellular costs	98,412	20,000
Accrued warranty and manufacturing costs	152,036	39,050
Accrued interest	416,684	593,420
Total accrued expenses	$2,618,886	$2,705,403

 (17)  DEBT OBLIGATIONS

On July 14, 2015, we entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement“) with Conrent Invest S.A. (“Conrent“) to amend certain provisions of the Company’s existing $25.0 million unsecured debt facility. Pursuant to the terms and conditions of the Amended Facility Agreement, effective June 30, 2015, the Company was able to borrow an additional $5.4 million of unsecured debt, which, together with the $25.0 million of unsecured debt previously borrowed under the debt facility, now accrues interest at a rate of 8% per annum and mature on July 31, 2018. The Amended Facility Agreement also provides the Company with a voluntary prepayment option, whereby the Company may pay all amounts borrowed, including all accrued but unpaid interest, prior to the maturity date without any penalty or prepayment fee. In connection with the execution of the Amended Facility Agreement, the Company used the available $5.4 million to pay to Conrent an arrangement fee of $500,000 and $822,222 of accrued but unpaid interest. During the year ended September 30, 2015, the Company received the remaining $4.08 million.

On September 25, 2015, the Company entered into a Loan Agreement (the “Loan Agreement“) with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda“) to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Loan Agreement matures on September 30, 2017 (the “Maturity Date“), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company drew $1,399,644 on this line of credit during the six months ended March 31, 2016.

Debt obligations as of March 31, 2016 and September 30, 2015, respectively, are comprised of the following:

	March 31,	September 30,
	2016	2015
Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company can borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually,with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. The remaining debt discount was $520,270 and $631,757 at March 31, 2016 and September 30, 2015, respectively.	$29,879,730	$29,768,243

The Loan Agreement, whereby the Company can borrow up to $5 million at 8% per annum on borrowed funds maturing on September 30, 2017.	1,399,644	-

The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	-	937,500

Capital leases with effective interest rates that range between 8.51% and 17.44%. Leases mature between June 2015 and November 2016. $154,410 was assumed through the sale of Midwest Monitoring & Surveillance, Inc. to its former owners.	21,383	24,754

Non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	216,342	254,917

Total debt obligations	31,517,099	30,985,414
Less current portion	(69,672)	(796,225)
Long-term portion of related party debt	-	-
Long-term debt, net of current portion	$31,447,427	$30,189,189

The following table summarizes the Company’s future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2016:

Fiscal Year	Total
2016	$34,836
2017	1,469,317
2018	30,456,140
2019	42,608
2020 & thereafter	34,468
Debt discount	(520,270)
Total	$31,517,099

In connection with the TGA Acquisition, as described in Note 8 above, the Company assumed three notes payable to the Atlantic Canada Opportunities Agency (“ACOA“). These notes are non-interest bearing notes and are payable in monthly increments ranging from $3,125 to $4,125.

(18)  RELATED-PARTY TRANSACTIONS

Disgorgement Funds Received

During January 2015, the Company received notice from a shareholder of the Company stating that the shareholder was returning realized profits from their trades of the Company’s common stock during the year ended September 30, 2014. The shareholder also indicated that during this time, the shareholder was subject to Section 16 of the Security Exchange Act of 1934, as amended (the “Exchange Act”) because they owned more than 10% of the shares of Company common stock. As such, the shareholder complied with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $4.7 million. The Company received these funds during January 2015.

 Related-Party Loan Agreement

On September 25, 2015, the Company entered into the Loan Agreement described in Note 17 above with Sapinda Asia, a significant shareholder, to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the loan agreement matures on September 30, 2017, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the loan agreement prior to the maturity date without penalties or fees. The Company drew $1,399,644 of this line of credit during the six months ended March 31, 2016.

Stock Payable – Related Party

In connection with the acquisitions described under Note 8 above, the Company recognized a liability for stock payable to the former owners of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

	March 31,	September 30,
	2016	2015
Beginning balance	$3,501,410	$3,000,000
Stock payable resulting from the acquisition of Track Group Analytics	-	1,170,000
Payment of shares for achieving performance milestones	(61,432)	(668,590)
Ending balance	$3,439,978	$3,501,410

Shares of common stock valued at $3,000,000 that can be earned by the former owner of GPS Global for achieving certain milestones were included in the beginning balance shown above. Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

(19)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock. As of March 31, 2016, there were no shares of preferred stock outstanding.

During the year ended September 30, 2015, the Company purchased 42,000 warrants to purchase shares of Series D Preferred for $10,500 in cash. As of March 31, 2016, zero warrants to purchase shares of Series D Preferred were issued and outstanding.

During the six months ended March 31, 2016, the Company issued 7,185 shares of common stock to the former owners of G2 Research Limited (see Note 8) for achieving certain milestones outlined in the Share Purchase Agreement. In addition, 22,198 shares of common stock were issued to employees under a long term incentive program.

(20)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan“).  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan.   During the six months ended March 31, 2016 and 2015, 78,076 warrants were issued under the 2012 Plan.  As of March 31, 2016, 388,333 shares of common stock were available for future grants under the 2012 Plan.

 All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2016 and 2015, the Company granted 78,076 and 14,988 warrants to purchase shares of common stock. These warrants vested immediately and expire two years from grant date. Additionally, during the quarter ended March 31, 2015, the Company extended the life of 129,808 warrants which had been granted during 2013 and 2014, and recorded an expense of $39,929.  The Company also recorded $112,519 and $50,054 of expense for the six months ended March 31, 2016 and 2015, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for six months ended March 31, 2016 were valued using the Black-Scholes model with the following weighted-average assumptions:

	2016	2015
Expected stock price volatility	71%	76%
Risk-free interest rate	0.86%	0.54%
Expected life of options	2 Years	2 Years

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

A summary of stock option activity for the six months ended March 31, 2016 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	381,656	$15.71
Granted	78,076	$18.09
Expired	(23,027)	$23.99
Exercised	-	$-
Outstanding as of March 31, 2016	436,705	$11.65	1.11	$20,798
Exercisable as of March 31, 2016	436,705	$11.65	1.11	$20,798

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $6.50 at March 31, 2016.

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

Lazar Leybovich et al. v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for summary judgement.  The Court's ruling is subject to appeal.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al.  On March 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. The plaintiff withdrew their complaint as of April 11, 2016.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its subsidiary.  The case resulted from actions of a former agent of the Company’s subsidiary.  The Company continues to defend itself in this matter. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

(22)  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to March 31, 2016, the following events occurred:

Marion County Agreement

On May 5, 2016, the Company executed an agreement with Marion County Community Corrections, the largest county in the state of Indiana, to provide electronic monitoring services across the full range of sentences under the Agency's oversight. Under the terms of the Agreement, the Company will provide solutions based on GPS and alcohol monitoring technology to monitor over 2,300 offenders and defendants.  This includes the Company's newest tracking device, Shadow, which is the smallest, lightest and most advanced device. The term of the Agreement is eighteen months, and is expected to contribute over $4.0 million in revenue.

Loan Agreement

On May 1, 2016 we entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III.  Under this agreement, we will borrow $5.0 million for working capital, repayment of debt, and operating purposes.  This loan is to be fully funded by May 16, 2016, and will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018.  In addition, we agreed to pay the lender an arrangement fee of $112,500.

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

Recent Developments

Marion County Agreement

On May 5, 2016, the Company executed an agreement with Marion County Community Corrections, the largest county in the state of Indiana, to provide electronic monitoring services across the full range of sentences under the Agency's oversight. Under the terms of the Agreement, the Company will provide solutions based on GPS and alcohol monitoring technology to monitor over 2,300 offenders and defendants.  This includes the Company's newest tracking device, Shadow, which is the smallest, lightest and most advanced device. The term of the Agreement is eighteen months, and is expected to contribute over $4.0 million in revenue.
Loan Agreement

                On May 1, 2016 we entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III.  Under this agreement, we will borrow $5.0 million for working capital, repayment of debt, and operating purposes.  This loan is to be fully funded by May 16, 2016, and will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018.  In addition, we agreed to pay the lender an arrangement fee of $112,500.

Virginia Department of Corrections Agreement

On October 1, 2015, the Company executed an agreement with the Virginia Department of Corrections (the "Department") to provide electronic monitoring services across the full range of sentences under the Department's oversight, pursuant to which the Company will provide solutions based on GPS and biometric voice verification technology designed to monitor over 16,000 offenders and defendants. The term of the Agreement is six years, with a minimum two-year period, and is valued at approximately $11.3 million.

Increase of Authorized Common Stock

The holder of a majority of the Company’s voting stock executed a written consent approving an amendment (the “Amendment“) to the Company’s Amended and Restated Articles of Incorporation to increase the total number of shares of the Company’s common stock authorized for issuance thereunder from 15.0 million shares to 30.0 million shares.  The Amendment was filed during the quarter ended March 31, 2016.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. Such policies were unchanged during the six months ended March 31, 2016.

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

Results of Operations

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015.

Revenues

For the three months ended March 31, 2016, the Company recognized revenue from operations of $6,592,039, compared to $4,816,117 for the three months ended March 31, 2015, an increase of $1,775,922 (37%).  The increase in revenues was principally the result of (i) increased sales generated by our Chilean operations, (ii) increases in organic growth from our North American operations, and (iii) to a lesser extent, increases in revenue generated by our analytics offerings.

Product revenue decreased $21,867 (12%) from $185,561 for the three months ended March 31, 2015, to $163,694 for the three months ended March 31, 2016. The decrease in product revenues was the result of fewer sales of products as the Company continues to concentrate sales efforts on a subscription based solution.

Cost of Revenue

During the three months ended March 31, 2016, cost of revenue totaled $2,473,469 compared to cost of revenue during the three months ended March 31, 2015 of $2,029,408, an increase of $444,061 (22%).  The increase in cost of revenue was largely the result of increases in total monitoring and other related services deployed in domestic and international operations, and to a lesser extent, an increase in analytics services attributable to our Canadian subsidiary.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2016 and 2015 totaled $580,785 and $366,853, respectively. The $213,932 (58%) increase in costs principally represents depreciation of monitoring devices as well as the amortization of certain royalty agreements. Devices are depreciated over a three to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

The Company expects cost of revenue as a percentage of revenues to decrease in the foreseeable future due to (i) lower manufacturing costs, (ii) procurement and fulfillment outsourcing, and (iii) efficiencies due to further increases in automation of our proprietary software.

Impairment cost for equipment and parts for the three months ended March 31, 2016 and 2015 were $60,000 and $85,221, respectively.  These costs relate to disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices.

Gross Profit and Margin

During the three months ended March 31, 2016, gross profit totaled $4,118,570, or 62% of net revenue compared to $2,786,709, or 58% of net revenue during the three months ended March 31, 2015. The increase in gross profit and margin are due to (i) higher overall revenues, and (ii) lower incremental cost due to more efficient and cost effective supply channels, outsourcing, and software automation.

Research and Development Expense

During the three months ended March 31, 2016, research and development expense totaled $612,595 compared to $378,321 for the three months ended March 31, 2015, an increase of $234,274 (62%).   The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware and user interface. As a result of these improvements, $646,876 was capitalized as developed technology during the three months ended March 31, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements.

General and Administrative Expense

During the three months ended March 31, 2016, general and administrative expense totaled $3,424,342 compared to $3,403,573 for the three months ended March 31, 2015.  The increase of $20,769 (1%) in general and administrative cost resulted largely from increases in stock compensation expense associated with the vesting schedule under the Company’s 2012 long term incentive program offset by decreases in total other operating expenses.

Selling and Marketing Expense

During the three months ended March 31, 2016, selling and marketing expense increased to $593,272 compared to $528,704 for the three months ended March 31, 2015. The $64,568 (12%), increase was principally to address domestic and international growth initiatives that resulted in increases in spending on trade show expenses, travel, and outside marketing service providers.

Depreciation and Amortization Expense

During the three months ended March 31, 2016, depreciation and amortization expense totaled $734,569 compared to $709,924 for the three months ended March 31, 2015. The $24,645 (3%) increase was largely the result of depreciation and amortization resulting from higher monitoring devices deployed domestically and internationally.

Other Income and Expense

For the three months ended March 31, 2016, net interest expense was $631,409 compared to $633,361 for the three months ended March 31, 2015, a decrease of $1,952. This decrease in net interest expense resulted primarily from interest income generated in 2016 which was not generated during 2015. During the three months ended March 31, 2015, the Company received $4.7 million in disgorgement profits from one of our shareholders, pursuant to Section 16(b) of the Exchange Act (see Note 18 to our condensed consolidated financial statements). No similar transactions occurred during the three months ended March 31, 2016.

Net Loss

The Company had a net loss of $1,920,689 for the three months ended March 31, 2016, compared to a net income of $1,387,470 for the three months ended March 31, 2015, a decrease of $3,308,159.  This decrease is largely due to a disgorgement of funds received in 2015 which was not received during 2016, offset by an increase in the Company’s total revenue and decreases in both overall cost of revenues and operating expenses, as a percentage of incremental revenue.

Six Months Ended March 31, 2016, Compared to Six Months Ended March 31, 2015

Revenue

For the six months ended March 31, 2016, the Company recognized revenues from operations of $12,909,643, compared to $9,436,736 for the six months ended March 31, 2015, an increase of $3,472,907 (37%).  Of these revenues, $12,655,031 and $9,159,586, respectively, were from monitoring and other related services, an increase of $3,495,445 (38%).  The increase in revenues was principally the result of (i) increased sales generated by out Chilean operations, (ii) increases in organic growth from our North American operations, and (iii) to a lesser extent, increases in revenue generated by our analytics offerings.

Product revenues decreased $22,538 (8%) from $277,150 for the six months ended March 31, 2015, to $254,612 for the six months ended March 31, 2016. The decrease was the result of fewer sales of products as the Company continues to focus on subscription based service revenues.

Our international operations expose us to certain currency fluctuations of the local currency in relation to the dollar; therefore, foreign currencies may appreciate or depreciate due to inflation or devaluation in relation to the dollar. We cannot predict foreign currency volatility in relation to the dollar.

Cost of Revenue

During the six months ended March 31, 2016, cost of revenues totaled $4,902,648 compared to cost of revenues during the six months ended March 31, 2015 of $4,074,575, an increase of $828,073 (20%).  The increase in cost of revenue was largely the result of increases in total monitoring and other related services deployed in domestic and international operations, and to a lesser extent, an increase in analytics services attributable to our Canadian subsidiary.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2016 and 2015 totaled $1,009,752 and $733,705, respectively. This $276,047 (38%) increase in costs represent depreciation of TrackerPALTM and ReliAlert devices as well as the amortization of certain royalty agreements. Devices are depreciated over a three to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

The Company expects the cost of revenue as a percentage of revenues to decrease in the foreseeable future due to (i) lower manufacturing costs, (ii) procurement and fulfillment outsourcing, and (iii) efficiencies due to further increases in automation of our proprietary software.

Impairment cost for equipment and parts for the six months ended March 31, 2016 and 2015 were $120,000 and $140,301, respectively.  These costs resulted from the disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices.

Gross Profit and Margin

During the six months ended March 31, 2016, gross profit totaled $8,006,995, or 62% of net revenues compared to $5,362,161, or 57% of net revenues during the six months ended March 31, 2015. The increase in gross profit and margin are due to (i) higher overall revenues, and (ii) lower incremental cost due to more efficient and cost effective supply channels, outsourcing, and software automation.

Research and Development Expense

During the six months ended March 31, 2016, research and development expense totaled $1,159,745 compared to research and development expense for the six months ended March 31, 2015 totaling $695,103, an increase of $464,642 (67%).   These research and development costs were incurred to improve efficiency in the software, firmware and hardware of our products and services. The Company is currently enhancing its software platform. As a result of these improvements, $1,089,454 was capitalized as developed technology during the six months ended March 31, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant software enhancements.

General and Administrative Expense

During the six months ended March 31, 2016, general and administrative expense totaled $6,835,985 compared to $6,253,504 for the six months ended March 31, 2015.  The increase of $582,481 (9%) in general and administrative cost resulted largely from (i) increases in payroll and benefits costs, (ii) stock compensation expense associated with vesting schedule under the Company’s 2012 Plan, and (iii) other operating expenses including professional fees, bad debt, and outside services.

Selling and Marketing Expense

During the six months ended March 31, 2016, selling and marketing expense totaled $1,213,301 compared to $971,407 for the six months ended March 31, 2015. The $241,894 (25%) increase was principally the result of (i) increases in commissions and royalty payments resulting from higher revenue, (ii) increases in outside marketing service providers including travel, and (iii) an increases in trade show participation expense in order to meet growth initiatives.

Depreciation and Amortization Expense

During the six months ended March 31, 2016, depreciation and amortization expense totaled $1,434,604 compared to $1,304,367 for the six months ended March 31, 2015. The $130,237 (10%) increase was largely the result of depreciation and amortization during the period on higher devices deployed and those assets acquired during the previous year.

Other Income and Expense

For the six months ended March 31, 2016, net interest expense was $1,325,917 compared to $1,305,852 for the six months ended March 31, 2015.  This nominal increase in interest expense resulted primarily from the increase in interest bearing debt outstanding, offset by an increase in interest income during the six months ended March 31, 2016 when compared to the six months ended March 31, 2015.

Net Loss

The Company had a net loss from continuing operations for the six months ended March 31, 2016 totaling $4,047,918 compared to a net loss of $827,745 for the six months ended March 31, 2015.  This increase is largely due to disgorgement funds received in 2015 which was not received during 2016.

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the prior year, the Company supplemented cash flows to finance the business from borrowings under a credit facility, disgorgement funds, and from the sale and issuance of debt securities. No such borrowings or sales of equity securities occurred during the three or six months ended March 31, 2016. In addition to cash from operations, unused credit facilities, repayment of loans by our Chilean subsidiary, and additional funding from the Amended and Restated Facility Agreement with Conrent Invest S.A., available cash resources at March 31, 2016 are anticipated to meet the Company's working capital requirements for the next twelve months.

As of March 31, 2016, the Company had unrestricted cash of $2,158,531 and a working capital surplus of $5,328,867, compared to unrestricted cash of $4,903,045 and a working capital surplus of $7,397,132 as of September 30, 2015.

The Company used cash of $2,573,846 for investing activities during the six months ended March 31, 2016, compared to $3,816,211 of cash used in investing activities in the six months ended March 31, 2015. Cash used for investing activities was used for significant enhancements of its software platform and used for purchases of monitoring and other equipment to meet demand during the three months ended March 31, 2016.

The Company used $986,292 of cash for financing activities during the six months ended March 31, 2016, compared to $1,207,866 in cash used in the six months ended March 31, 2015. Cash used in financing activities was for principal payments applied toward a perpetual license agreement during the six months ended March 31, 2016. This monthly obligation of $187,500 per month was satisfied in February 2016.

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

Foreign Currency Risks

We had $5,134,577 and $2,813,722 in revenues from sources outside the United States for the six months ended March 31, 2016 and 2015, respectively.  Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we do receive payments in an equivalent value of foreign currencies which resulted in foreign exchange losses of $84,557 and  $374,002 during the six months ended March 31, 2016 and 2015, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act“), (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The complaint was subsequently withdrawn by the plaintiffs. An amended complaint was filed by the plaintiffs on November 15, 2012. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for summary judgement. The court's ruling is subject to appeal.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On March 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. The plaintiff withdrew their complaint as of April 11, 2016.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc. On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its subsidiary. The case resulted from actions of a former agent of the Company’s subsidiary. The Company continues to defend itself in this matter. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

3(i)(1)	Amended and Restated Articles of Incorporation of SecureAlert, Inc., filed May 19, 2015 (incorporated by reference to our Current Report on Form 8-K, filed May 21, 2015).

3(i)(2)	Articles of Amendment to the Articles of Incorporation of Track Group, Inc., dated February 23, 2016 (incorporated by reference to our Current Report on Form 8-K, filed March 2, 2016).

3(ii)	Amended and Restated Bylaws (incorporated by reference to our Form 10-Q for the three months ended March 31, 2010).

4.01	2012 Equity Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement, filed October 25, 2011).

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

10.6	Loan Agreement, by and between Sapinda Asia Limited and Track Group, Inc., dated September 14, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2015).

10.7	Agreement between the Virginia Department of Corrections and the Company dated September 21, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on October 2, 2015).

10.8	Executive Employment Agreement, by and between Track Group, Inc. and John Merrill, dated November 20, 2014 (incorporated by reference to our Current Report on Form 8-K, filed November 25, 2014.

10.9	Loan Agreement, by and between Conrent Invest S.A., acting with respect to its Compartment Safety III, and Track Group, Inc., dated May 1, 2016 (filed herewith).

14.1	Code of Ethics (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

21	Subsidiaries of the Registrant (previously filed as Exhibit on Form 10-K for the fiscal year ended September 30, 2013, filed in January 2014).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: May 6, 2016	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee (Acting Principal Executive Officer)

Date: May 6, 2016	By:	/s/ John R. Merrill
John R. Merrill, Chief Financial Officer (Principal Accounting Officer)