Form 10-Q
period 2016-06-30
Track Group, Inc.
filed 2016-08-09
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153

Track Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0543981
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification Number)

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2016 was 10,305,211.

Track Group, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2016	2015
Current assets:	(Unaudited)
Cash	$2,007,852	$4,903,045
Accounts receivable, net of allowance for doubtful accounts of $4,997,938 and $4,156,963, respectively	6,719,803	6,044,931
Note receivable, current portion	334,733	306,434
Prepaid expenses and other	548,151	1,266,277
Inventory, net of reserves of $98,150 and $225,900, respectively	580,269	741,514
Total current assets	10,190,808	13,262,201
Property and equipment, net of accumulated depreciation of $3,200,720 and $2,822,166, respectively	1,284,295	1,697,630
Monitoring equipment, net of accumulated amortization of $3,002,672 and $2,225,480, respectively	3,876,268	2,784,595
Intangible assets, net of accumulated amortization of $7,563,174 and $5,628,308, respectively	25,678,740	25,884,087
Other assets	2,741,780	2,619,035
Goodwill	7,875,146	7,782,903
Total assets	$51,647,037	$54,030,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,567,581	2,363,441
Accrued liabilities	3,928,693	2,705,403
Current portion of long-term debt, net of discount of $0 and $222,973, respectively	69,494	796,225
Total current liabilities	6,565,768	5,865,069
Stock payable - related party	3,439,978	3,501,410
Long-term debt, net of current portion and discount of $464,527 and $408,784, respectively	31,485,159	30,189,188
Other long-term liabilities	-	106,671
Total liabilities	41,490,905	39,662,338

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,305,211 and 10,261,288, outstanding, respectively	1,031	1,026
Additional paid-in capital	298,520,891	297,591,034
Accumulated deficit	(286,677,661)	(280,845,882)
Accumulated other comprehensive income	(1,688,129)	(2,378,065)
Total equity	10,156,132	14,368,113
Total liabilities and stockholders’ equity	$51,647,037	$54,030,451

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues:
Products	$62,125	$210,332	$316,737	$487,482
Monitoring, analytics & other related services	6,692,286	5,231,337	19,347,317	14,390,923
Total revenues	6,754,411	5,441,669	19,664,054	14,878,405

Cost of revenues:
Products	101,228	76,220	249,925	152,497
Monitoring, analytics & other related services	1,907,493	1,427,572	5,531,692	4,622,460
Depreciation & amortization included in cost of revenues	488,655	481,298	1,498,407	1,144,407
Impairment of monitoring equipment and parts (Note 4)	60,000	85,221	180,000	225,522
Total cost of revenues	2,557,376	2,070,311	7,460,024	6,144,886

Gross profit	4,197,035	3,371,358	12,204,030	8,733,519

Operating expenses:
General & administrative	3,612,957	3,983,988	10,448,942	10,122,719
Selling & marketing	470,829	616,395	1,684,130	1,587,802
Research & development	651,952	425,173	1,811,697	1,235,049
Depreciation & amortization	621,311	827,672	2,055,915	2,132,039
Total operating expenses	5,357,049	5,853,228	16,000,684	15,077,609

Loss from operations	(1,160,014)	(2,481,870)	(3,796,654)	(6,344,090)

Other income (expense):
Interest expense, net	(683,482)	(566,992)	(2,009,399)	(1,872,844)
Currency exchange rate gain (loss)	18,438	(145,476)	(66,119)	(519,478)
Disgorgement funds received (Note 18)	-	215,286	-	4,915,286
Other income, net	41,112	72,642	40,393	84,248
Net loss attributable to common shareholders	(1,783,946)	(2,906,410)	(5,831,779)	(3,736,878)
Foreign currency translation adjustments	(280,319)	(449,377)	689,936	(355,397)
Comprehensive loss	$(2,064,265)	$(3,355,787)	$(5,141,843)	$(4,092,275)
Basic loss per common share	$(0.17)	$(0.29)	$(0.57)	$(0.37)
Diluted loss per common share	$(0.17)	$(0.29)	$(0.57)	$(0.37)
Weighted average common shares outstanding, basic	10,302,000	10,149,000	10,278,000	10,149,000
Weighted average common shares outstanding, diluted	10,302,000	10,149,000	10,278,000	10,149,000

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,831,779)	$(3,736,878)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,554,322	3,488,398
Impairment of monitoring equipment and parts	180,000	225,522
Amortization of debt discount	167,230	286,751
Loss on disposal of monitoring equipment included on cost of sales	67,097	184,556
Bad debt expense	844,968	347,488
Common stock issued for services	60,001	217,085
Stock based compensation	539,275	-
Vesting and re-pricing of stock options	437,197	341,905
Loss on disposal of property and equipment	27,419	(334,981)
Change in assets and liabilities:
Accounts receivable, net	(1,430,852)	(2,857,986)
Notes receivable	(28,299)	(23,755)
Inventories	161,159	(746,822)
Prepaid expenses and other assets	581,451	(686,759)
Accounts payable	145,774	1,419,089
Accrued expenses	2,489,900	1,054,190
Deferred revenue	-	(6,881)
Net cash provided by (used in) operating activities	1,964,863	(829,078)

Cash flow from investing activities:
Purchase of property and equipment	(58,271)	(482,343)
Capitalized software	(1,518,800)	-
Purchase of monitoring equipment and parts	(2,315,140)	(1,625,853)
Leasehold improvements		(28,662)
Payment related to acquisition	-	(1,782,849)
Net cash used in investing activities	(3,892,211)	(3,919,707)

Cash flow from financing activities:
Principal payments on notes payable	(1,003,976)	(1,768,282)
Repurchase of Series D Convertible Preferred Stock and warrants	-	(10,500)
Net cash used in financing activities	(1,003,976)	(1,778,782)

Effect of exchange rate changes on cash	36,131	(50,787)

Net decrease in cash	(2,895,193)	(6,578,354)
Cash, beginning of period	4,903,045	11,101,822
Cash, end of period	$2,007,852	$4,523,468

	2016	2015
Cash paid for interest	$50,614	$933,808

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and warrants for accrued Board of Director fees	133,135	270,016
Payment of interest from increase in interest bearing debt	1,399,644	-
Common stock issuance for the acquisition of a subsidiary and milestone achievements	61,432	912,404

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company“ or “Track Group“) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC“).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP“) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2016, and results of its operations for the three and nine months ended June 30, 2016.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.  The results of operations for the three and nine months ended June 30, 2016 may not be indicative of the results for the fiscal year ending September 30, 2016.

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

During May 2016, the FASB issued ASU 2016-12. The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Management is currently evaluating the impact that this amendment will have on its consolidated financial statements.

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

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets.  The Company recorded $60,000 and $85,221 of impairment expenses related to monitoring equipment for the three months ended June 30, 2016 and 2015, respectively, and $180,000 and $225,522 and of impairment expenses related to monitoring equipment for the nine months ended June 30, 2016 and 2015, respectively.

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

Contingent Consideration

In certain acquisitions, the Company has agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses subject to achievement of certain future goals which may include revenue milestones, new customer accounts, and earnings targets. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled.

(6)  ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at June 30, 2016.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of June 30, 2016 and 2015, there were 450,991 and 271,471 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and nine months ended June 30, 2016 and the three and nine months ended June 30, 2015, respectively as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2016 and 2015 consisted of the following:

	June 30,	June 30,
	2016	2015
Exercise of outstanding common stock options and warrants	450,991	271,471
Total common stock equivalents	450,991	271,471

(8)  ACQUISITION

Track Group Analytics Limited

On November 26, 2014, the Company entered into a Share Purchase Agreement to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA“), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4,600,000 (the “TGA Acquisition“), of which CAD$2,000,000 was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 to the former TGA shareholders in shares of common stock of which one-half of the shares were issued on the one-year anniversary of the closing and the balance to be issued on the two-year anniversary of the closing; and (ii) the CAD$2,000,000 to the former TGA shareholders in shares of common stock  over a two-year period beginning as of the closing, subject to the achievement of certain milestones set forth in the purchase agreement. As of June 30, 2016, the Company had issued 38,499 shares of common stock in connection with this acquisition, and 70,962 shares of common stock to the TGA shareholders upon achieving certain performance milestones.

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the three and nine months ended June 30, 2016 and 2015 gives effect to each of the acquisitions described herein as if the acquisitions had occurred on October 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues:	6,754,411	5,441,669	19,664,054	15,243,552
Loss from operations	(1,160,014)	(2,481,870)	(3,796,654)	(6,401,970)
Net income (loss) from continuing operations	(1,783,946)	(2,906,410)	(5,831,779)	(1,838,776)
Basic earnings (loss) per common share	$(0.17)	$(0.29)	$(0.57)	$(0.18)
Diluted earnings (loss) per common share	$(0.17)	$(0.29)	$(0.57)	$(0.18)
Net income (loss) attributable to common shareholders	(1,783,946)	(2,906,410)	(5,831,779)	(1,838,776)
Basic earnings (loss) per common share	$(0.17)	$(0.29)	$(0.57)	$(0.18)
Diluted earnings (loss) per common share	$(0.17)	$(0.29)	$(0.57)	$(0.18)

(9)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2016 and September 30, 2015, the outstanding balance of prepaid and other expenses was $548,151 and $1,266,277, respectively.  The $548,151 as of June 30, 2016 is comprised largely of prepayments toward inventory purchases, vendor deposits and other prepaid supplier expenses.

(10)  INVENTORY

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO“) method.  Market is determined based on the estimated net realizable value, which generally is the item’s selling price.  Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished goods that are sold to customers and used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed ReliAlertTM, and other tracking devices are reflected in Monitoring Equipment.  As of June 30, 2016 and September 30, 2015, respectively, inventory consisted of the following:

	June 30,	September 30,
	2016	2015
Finished goods inventory	$678,419	$967,414
Reserve for damaged or obsolete inventory	(98,150)	(225,900)
Total inventory, net of reserves	$580,269	$741,514

(11)  PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and September 30, 2015, were as follows:

	June 30,	September 30,
	2016	2015
Equipment, software and tooling	$2,683,994	$2,823,685
Automobiles	86,768	33,466
Leasehold improvements	1,300,413	1,351,017
Furniture and fixtures	413,840	311,628
Total property and equipment before accumulated depreciation	4,485,015	4,519,796
Accumulated depreciation	(3,200,720)	(2,822,166)

Property and equipment, net of accumulated depreciation	$1,284,295	$1,697,630

Property and equipment depreciation expense for the three months ended June 30, 2016 and 2015 was $93,474 and $97,784, respectively. Depreciation for the nine months ended June 30, 2016 and 2015 was $482,464 and $417,879, respectively.

(12)  MONITORING EQUIPMENT

Monitoring equipment as of June 30, 2016 and September 30, 2015, was as follows:

	June 30,	September 30,
	2016	2015
Monitoring equipment	$6,878,940	$5,010,075
Less: accumulated amortization	(3,002,672)	(2,225,480)
Monitoring equipment, net of accumulated depreciation	$3,876,268	$2,784,595

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements.  The monitoring equipment is amortized using the straight-line method over an estimated useful life of three to five years.

Depreciation of monitoring equipment for the three months ended June 30, 2016 and 2015 was $376,154 and $368,798, respectively. Depreciation of monitoring equipment for the nine months ended June 30, 2016 and 2015 was $1,160,907 and $806,907, respectively. These expenses were recognized in cost of revenues.

(13)  INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets for the second fiscal quarter ended June 30, 2016:

	June 30, 2016	September 30, 2015
Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Technology	9,118,932	7,442,186
Customer relationships	2,559,757	2,538,496
Trade name	314,459	310,762
Website	78,201	50,386
Total intangible assets	33,241,914	31,512,395
Accumulated amortization	(7,563,174)	(5,628,308)
Intangible assets, net of
accumulated amortization	$25,678,740	$25,884,087

The intangible assets summarized above were purchased on various dates from January 2010 through June 2016. The assets have useful lives ranging from three to ten years. Amortization expense of intangible assets for the three months ended June 30, 2016 and 2015 was $527,838 and $622,265, respectively. Amortization for the nine months ended June 30, 2016 and 2015 was $1,573,451 and $1,561,949, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at June 30, 2016 and September 30, 2015, respectively:

	June 30,	September 30,
	2016	2015
Balance - beginning of period	$7,782,903	$6,577,609
Additions resulting from acquisitions:
Acquisition of Track Group Analytics Limited	-	1,653,815
Effect of foreign currency translation on goodwill	92,243	(448,521)
Balance - end of period	$7,875,146	$7,782,903

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through June 30, 2016.

(15)  OTHER ASSETS

As of June 30, 2016 and September 30, 2015, the outstanding balance of other assets was $2,741,780 and $2,619,035, respectively.  The balance of other assets is comprised largely of a cash collateralized performance bond for an international customer.  The Company anticipates this restricted cash will be unrestricted and available to the Company in March of 2018.

(16)  ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2016 and September 30, 2015:

	June 30,	September 30,
	2016	2015
Accrued royalties	$20,711	$7,077
Accrued payroll, taxes and employee benefits	1,713,340	1,154,168
Accrued consulting	280,202	367,906
Accrued taxes - foreign and domestic	13,036	93,407
Accrued settlement costs	146,892	30,000
Accrued board of directors fees	104,849	248,830
Accrued other expenses	87,360	69,478
Accrued professional and outside service fees	80,624	82,067
Accrued cellular costs, internet and office expenses	63,247	20,000
Accrued warranty and manufacturing costs	359,076	39,050
Accrued interest	1,059,356	593,420
Total accrued expenses	$3,928,693	$2,705,403

 (17)  DEBT OBLIGATIONS

On July 14, 2015, we entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement“) with Conrent Invest S.A. (“Conrent“) to amend certain provisions of the Company’s existing $25.0 million unsecured debt facility. Pursuant to the terms and conditions of the Amended Facility Agreement, effective June 30, 2015, the Company was able to borrow an additional $5.4 million of unsecured debt, which, together with the $25.0 million of unsecured debt previously borrowed under the debt facility, now accrues interest at a rate of 8% per annum and mature on July 31, 2018. The Amended Facility Agreement also provides the Company with a voluntary prepayment option, whereby the Company may pay all amounts borrowed, including all accrued but unpaid interest, prior to the maturity date without any penalty or prepayment fee. In connection with the execution of the Amended Facility Agreement, the Company used the available $5.4 million to pay to Conrent an arrangement fee of $500,000 and $822,222 of accrued but unpaid interest. During the year ended September 30, 2015, the Company received the remaining $4.08 million as working capital.

On September 25, 2015, the Company entered into a Loan Agreement (the “Loan Agreement“) with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda“) to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Loan Agreement matures on September 30, 2017 (the “Maturity Date“), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company drew $1,399,644 of this line of credit during the nine months ended June 30, 2016.

On February 8, 2016 the Company submitted, under the terms of the Loan Agreement, to Sapinda a second Notice of Borrowing in the amount of $2.0 million, with a funding date of February 26, 2016.  As of June 30, 2016 Sapinda had failed to fund the $2.0 million.  Under the terms of the Loan Agreement Sapinda incurs a penalty of $1,000 per day beginning on the third calendar day from the date specified for funding under the Notice of Borrowing.  As of June 30, 2016 Sapinda has incurred penalties of $210,000. The penalty has been treated as a gain contingency and has therefore not been reflected in the financial statements as of June 30, 2016. See Note 22, "Subsequent Events," below for events pertaining to the Loan Agreement subsequent to June 30, 2016.

On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent, acting with respect to its Compartment Safety III (the “Conrent Loan Agreement“).  Under the Conrent Loan Agreement, the Company can borrow $5.0 million for working capital, repayment of debt, and operating purposes.  When funded, the unsecured loan will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018.  In addition, the Company anticipates paying the lender an arrangement fee of $112,500 when it receives proceeds from this loan. As of June 30, 2016, the Company had not received the funds under the Conrent Loan Agreement.

Debt obligations as of June 30, 2016 and September 30, 2015, respectively, are comprised of the following:

	June 30,	September 30,
	2016	2015

Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually,with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2M origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. The remaining debt discount was $464,527 and $631,757 at June 30, 2016 and September 30, 2015, respectively.	$29,935,473	$29,768,242

Loan Agreement whereby the Company can borrow up to $5 million at 8% per annum on borrowed funds maturing on September 30, 2017.	$1,399,644	-

The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	-	937,500

Capital leases of office equipment with effective interest rates ranging from 9%-12%. Leases mature on various dates between November 2017 and August 2019.	20,048	24,754

Non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	199,488	254,917

Total debt obligations	$31,554,653	$30,985,414
Less current portion	(69,494)	(796,225)
Long-term portion of related party debt	-	-
Long-term debt, net of current portion	$31,485,159	$30,189,188

The following table summarizes the Company’s future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2016:

Fiscal Year	Total
2016	$22,795
2017	1,469,139
2018	30,453,750
2019	42,503
2020 & thereafter	30,993
Debt discount	(464,527)
Total	$31,554,653

In connection with the TGA Acquisition, as described in Note 8 above, the Company assumed three notes payable to the Atlantic Canada Opportunities Agency (“ACOA“). The notes are non-interest bearing and are payable in monthly increments ranging from $3,125 to $4,125.

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

During March 2015, the Company received notice from a shareholder stating that it was returning realized profits from trading of the Company’s common stock during fiscal year 2014. During 2014, the shareholder was subject to Section 16 of the Exchange Act because the shareholder owned more than 10% of the shares of the Company's common stock. The shareholder, in compliance with Section 16(b) of the Exchange Act, returned those profits to the Company. The shareholder is also a creditor of the Company. On April 21, 2015, the Company and the shareholder entered into an agreement whereby $215,286, the realized profit recognized by the shareholder, would be deducted from accumulated interest on promissory notes between the shareholder and the Company. During the three months ended June 30, 2015, the Company deducted the amount from accumulated interest due to the shareholder.

Related-Party Loan Agreements

On September 25, 2015, the Company entered into the Loan Agreement described in Note 17 above with Sapinda, a significant shareholder, to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the loan agreement matures on September 30, 2017, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the loan agreement prior to the maturity date without penalties or fees. The Company drew $1,399,644 of this line of credit during the nine months ended June 30, 2016.

On February 8, 2016, the Company submitted, under the terms of the Loan Agreement, to Sapinda a second Notice of Borrowing in the amount of $2.0 million, with a funding date of February 26, 2016.  As of June 30, 2016 Sapinda had failed to fund the $2.0 million.  Under the terms of the Loan Agreement Sapinda incurs a penalty of $1,000 per day beginning on the third calendar day from the date specified for funding under the Notice of Borrowing.  As of June 30, 2016 Sapinda has incurred penalties of $210,000. The penalty has been treated as a gain contingency and has therefore not been reflected in the financial statements as of June 30, 2016. See Note 22, "Subsequent Events," below for events pertaining to the Loan Agreement subsequent to June 30, 2016.

Stock Payable – Related Party

In connection with the acquisitions described under Note 8 above, the Company recognized a liability for stock payable to the former owners of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s common stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

	June 30,	September 30,
	2016	2015
Beginning balance	$3,501,410	$3,000,000
Stock payable resulting from the acquisition of Track Group Analytics	-	1,170,000
Payment of shares for achieving performance milestones	(61,432)	(668,590)
Ending balance	$3,439,978	$3,501,410

Shares of common stock valued at $3,000,000 that can be earned by the former owner of GPS Global Tracking and Surveillance System, Ltd., now a wholly-owned subsidiary of the Company, subject to achieving certain milestones, were included in the beginning balance shown above. Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

(19)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock. As of June 30, 2016, there were no shares of preferred stock outstanding.

During the year ended September 30, 2015, the Company purchased 42,000 warrants to purchase shares of Series D Preferred for $10,500 in cash. As of June 30, 2016, zero warrants to purchase shares of Series D Preferred were issued and outstanding.

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. During the nine months ended June 30, 2016, the Company issued 7,185 shares of common stock to the former owners of TGA (see Note 8) for achievement of certain earn-out milestones outlined in the Share Purchase Agreement. The Company issued 13,064 shares of stock to individuals for their services as members of the Board of Directors. In addition, 23,674 shares of common stock were issued to employees under a long term incentive program.

(20)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan“).  The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan.   During the nine months ended June 30, 2016 and 2015, 14,286 warrants were issued under the 2012 Plan.  As of June 30, 2016, 359,507 shares of common stock were available for future grants under the 2012 Plan.

 All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2016 and 2015, the Company granted 229,528 and 23,856 warrants to purchase shares of common stock. These warrants vest immediately and expire two years from grant date.  The Company recorded expense of $47,571 and $106,915 for the three months ended June 30, 2016 and 2015 and expense of $160,260 and $341,905 for the nine months ended June 30, 2016 and 2015, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for nine months ended June 30, 2016 were valued using the Black-Scholes model with the following weighted-average assumptions:

	2016	2015
Expected stock price volatility	96%	73%
Risk-free interest rate	0.98%	0.53%
Expected life of options	2 Years	2 Years

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

A summary of stock option activity for the nine months ended June 30, 2016 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	381,656	$15.71	1.05 years
Granted	92,362	$6.82
Expired	(23,027)	$9.63
Exercised	-	$-
Outstanding as of June 30, 2016	450,991	$11.48	1.15 years	$-
Exercisable as of June 30, 2016	450,991	$11.48	1.15 years	$-

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $5.00 at June 30, 2016.

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

Lazar Leybovich et al. v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements.  The complaint was subsequently withdrawn by the plaintiffs.  An amended complaint was filed by the plaintiffs on November 15, 2012. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for summary judgment.   The plaintiffs filed a notice of appeal on June 1, 2016 challenging the court’s ruling on the motion for summary judgment.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc.  On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its subsidiary.  The case resulted from actions of a former agent of the Company’s subsidiary.  The Company continues to defend itself in this matter. A trial date has been set for January 3, 2017. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

(22)  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.  Subsequent to June 30, 2016, the following events occurred:

Subsequent to June 30, 2016, the Company received $2.0 million requested under a Related-Party Loan Agreement from Sapinda Asia Limited on July 14, 2016 (See Notes 17 and 18). The gain referenced in Note 17 was not recognized upon receipt of funds. Consistent with prior practices with Lender, the Company will deduct the penalty gain from the principal and any accrued interest upon repayment of the loan pursuant to the terms of the Loan Agreement.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2015, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,“ “Track Group,“ “we,“ “our,“ “us,“ refer to Track Group, Inc., a Utah corporation.

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

Recent Developments

Marion County Agreement

On May 5, 2016, the Company executed an agreement with Marion County Community Corrections ("Agency"), the largest county in the state of Indiana, to provide electronic monitoring services across the full range of sentences under the Agency's oversight. Under the terms of the Agreement, the Company will provide solutions based on GPS and alcohol monitoring technology to monitor over 2,300 offenders and defendants.  This includes the Company's newest tracking device, Shadow, which is the smallest, lightest and most advanced device. The term of the Agreement is eighteen months, and is expected to contribute over $4.0 million in revenue over the 18 month term of the agreement.

Conrent Loan Agreement

                 On May 1, 2016 we entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III (the "Conrent Loan Agreement").  Under the Conrent Loan Agreement, the Company can borrow $5.0 million for working capital, repayment of debt, and operating purposes.  When funded, the loan will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018.  In addition, the Company anticipates paying the lender an arrangement fee of $112,500 when it receives proceeds from this loan. As of June 30, 2016, the Company had not received the funds under the Conrent Loan Agreement.

Reincorporation to Delaware

On August 5, 2016 (the “Effective Date”), the Company filed the following documents to change its state of incorporation from the State of Utah to the State of Delaware (the “Reincorporation”): (i) articles of transfer (the “Utah Articles of Transfer”) with the Utah Division of Corporations and Commercial Code and (ii) a certificate of conversion (the “Delaware Certificate of Conversion”) and a certificate of incorporation (the “Delaware Certificate of Incorporation”) with the Delaware Division of Corporations. In connection with the Reincorporation, the Company also adopted new bylaws, which became effective on the Effective Date (the “Delaware Bylaws”). In addition to the adoption of the Delaware Certificate of Incorporation and the Delaware Bylaws, the following changes took effect as a result of the Reincorporation on the Effective Date:

•
the affairs of the Company ceased to be governed by the Utah Revised Business Corporation Act, the Company’s Amended and Restated Articles of Incorporation under Utah law and the Company’s Amended and Restated Bylaws under Utah law, and the affairs of the Company became subject to the Delaware General Corporation Law, the Delaware Certificate of Incorporation and the Delaware Bylaws;

•	each outstanding share of common stock of the Company as incorporated in Utah converted into an outstanding share of common stock of the Company as incorporated in Delaware;

•
each outstanding option, right or warrant to acquire shares of common stock of the Company as incorporated in Utah converted to an option, right or warrant to acquire under the same terms and conditions an equal number of shares of common stock of the Company as incorporated in Delaware; and

•	the directors and officers of the Company immediately prior to the Reincorporation continued to serve as the directors and officers of the Company following the Reincorporation.

Certain rights of the Company's shareholders changed on the Effective Date as a result of the Reincorporation, which are more fully described in the Company's Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 5, 2016.

The Reincorporation did not involve any change in the business, properties, corporate headquarters or management of the Company and there was no change in the operations, assets, liabilities or obligations of the Company as a result of the Reincorporation.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. Such policies were unchanged during the nine months ended June 30, 2016.

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

Results of Operations

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

Revenue

For the three months ended June 30, 2016, the Company recognized revenue from operations of $6,754,411, compared to $5,441,669 for the three months ended June 30, 2015, an increase of $1,312,742.  The 24% increase in revenue was principally the result of (i) expansion and growth of offender monitoring in Chile, both intensive probation and standard probation programs, (ii) increases in total growth of our North American monitoring operations-specifically in Indiana and Virginia, and (iii) increases in our analytics service offerings.

Product revenue decreased $148,207 (70%) from $210,332 for the three months ended June 30, 2015, to $62,125 for the three months ended June 30, 2016. The decrease in product revenue is the result of our continued focus on recurring subscription based sales and not product sales events.  The Company does not expect to eliminate product sales but anticipates a continued decline of product revenue for the foreseeable future as it continues to focus its sales efforts on a subscription based model.

Cost of Revenue

During the three months ended June 30, 2016, cost of revenue totaled $2,557,376 compared to cost of revenue during the three months ended June 30, 2015 of $2,070,311, an increase of $487,065 (24%).  The increase in cost of revenue was largely the result of increases in total monitoring, analytics and other related services revenue deployed in domestic and international operations, and to a lesser extent, an increase in analytics services attributable to our Canadian subsidiary. Increases in cost of sales include but are not limited to personnel costs, commissions, SIM card charges and other incremental revenue related costs.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2016 and 2015 totaled $488,655 and $481,298, respectively. The $7,357 (2%) increase in costs principally represents depreciation of monitoring devices as well as the amortization of certain royalty agreements. Devices are depreciated over a three to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

The Company expects cost of revenue as a percentage of total revenue to decrease in the foreseeable future due to (i) lower manufacturing costs of its Shadow device, (ii) lower data costs due to a reduction in voice related services, (iii) outsourcing of repairs and maintenance of its monitoring equipment and supply chain, (iv) efficiencies realized in automation, and (v) adoption of our analytics software.

Impairment cost for equipment and parts for the three months ended June 30, 2016 and 2015 were $60,000 and $85,221, respectively.  These costs relate to disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the three months ended June 30, 2016, gross profit totaled $4,197,035, or 62% of net revenue compared to $3,371,358, or 62% of net revenue during the three months ended June 30, 2015. The increase in absolute gross profit is due to higher overall revenues. The Company anticipates that gross profit as a percentage of total revenue will improve in subsequent periods as initiatives currently in development are realized.

Research and Development Expense

During the three months ended June 30, 2016, research and development expense totaled $651,952 compared to $425,173 for the three months ended June 30, 2015, an increase of $226,779 (53%).   The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and improve automation. As a result of these improvements, $419,890 was capitalized as developed technology during the three months ended June 30, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements to the technology.

General and Administrative Expense

During the three months ended June 30, 2016, general and administrative expense totaled $3,612,957 compared to $3,983,988 for the three months ended June 30, 2015.  The decrease of $371,031 (9%) in general and administrative cost resulted largely from decreases in (i) payroll and foreign operations costs, (ii) travel related expense, (iii) legal, advisory and consulting fees, and (iv) board of director fees and travel related costs.

Selling and Marketing Expense

During the three months ended June 30, 2016, selling and marketing expense decreased to $470,829 compared to $616,395 for the three months ended June 30, 2015. The $145,566 (24%) decrease resulted from decreases in (i) payroll and benefits, (ii) sales travel expense, and (iii) certain trade show and other marketing related costs that were incurred in the same period last year but did not occur during the three months ended June 30, 2016.

Depreciation and Amortization Expense

During the three months ended June 30, 2016, depreciation and amortization expense totaled $621,311 compared to $827,672 for the three months ended June 30, 2015. The $206,361 (25%) decrease was largely the result of certain personal property and equipment assets becoming fully depreciated during the three months ended June 30, 2016.

Other Income and Expense

For the three months ended June 30, 2016, net interest expense was $683,482 compared to $566,992 for the three months ended June 30, 2015, an increase of $116,490. The increase in net interest expense resulted primarily from an increase in overall interest bearing debt during the 2016 period.

Net Loss

The Company had a net loss of $1,783,946 for the three months ended June 30, 2016, compared to a net loss of $2,906,410 for the three months ended June 30, 2015, a decrease of $1,122,464.  This decrease in net loss is largely due to (i) increases in total revenue, (ii) decreases in general and administrative expense, and (iii) decreases in sales and marketing expense that occurred during the three months ended June 30, 2015 that did not occur during the same period in 2016.

Nine Months Ended June 30, 2016, Compared to Nine Months Ended June 30, 2015

Revenue

For the nine months ended June 30, 2016, the Company recognized revenue from operations of $19,664,054 compared to $14,878,405 for the nine months ended June 30, 2015, an increase of $4,785,649 (32%).  Of these revenues, $19,347,317 and $14,390,923, respectively, were from monitoring, analytics and other related services, an increase of $4,956,394 (34%).  The increase in revenue was principally the result of (i) expansion and growth of offender monitoring in Chile both intensive probation and standard probation programs, (ii) increases in total growth of our North American monitoring operations specifically Indiana and Virginia, and (iii) increases in our data analytics service offerings.

Product revenue decreased $170,745 (35%) from $487,482 for the nine months ended June 30, 2015, to $316,737 for the nine months ended June 30, 2016. The decrease in product revenue is the result of a continued focus on recurring subscription based sales and not product sales events.  The Company does not expect to eliminate product sales but anticipates a continued decline of product revenue for the foreseeable future as it continues to focus its sales efforts on a subscription based model.

Our international operations expose us to certain currency fluctuations of the local currency in relation to the dollar; therefore, foreign currencies may appreciate or depreciate due to inflation or devaluation in relation to the dollar. We cannot predict foreign currency volatility in relation to the dollar.

Cost of Revenue

During the nine months ended June 30, 2016, cost of revenue totaled $7,460,024 compared to cost of revenue during the nine months ended June 30, 2015 of $6,144,886, an increase of $1,315,138 (21%). The increase in cost of revenue was largely the result of increases in total monitoring and other related services revenue recognized both domestically and internationally, and to a lesser extent, increases in analytics services. Increases in cost of revenue include but are not limited to personnel costs, commissions, SIM card charges and other incremental revenue related costs.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2016 and 2015 totaled $1,498,407 and $1,144,407, respectively. This $354,000 (31%) increase in costs largely represent the depreciation associated with a higher number of deployed devices as well as the amortization of certain royalty agreements. Devices are depreciated over a three to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

The Company anticipates the cost of revenue as a percentage of total revenue to decrease in the foreseeable future due to (i) lower manufacturing costs of its Shadow device, (ii) lower data costs due to a reduction in voice related requirements increase, (iii) outsourcing of repairs and maintenance of its monitoring equipment and supply chain, (iv) efficiencies realized through automation, and (v) adoption of our analytics services.

Impairment cost for equipment and parts for the nine months ended June 30, 2016 and 2015 were $180,000 and $225,522, respectively.  These costs resulted from the disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the nine months ended June 30, 2016, gross profit totaled $12,204,030, or 62% of net revenue compared to $8,733,519, or 59% of net revenues during the nine months ended June 30, 2015. The increase in absolute gross profit and percentage of gross profit is due to higher overall revenue. The Company anticipates that gross profit as a percentage of total revenue may improve in subsequent periods as initiatives currently in development are realized and deployed.

Research and Development Expense

During the nine months ended June 30, 2016, research and development expense totaled $1,811,697 compared to research and development expense for the nine months ended June 30, 2015 totaling $1,235,049, an increase of $576,648 (47%).   The increased investment in research and development costs were incurred to (i) streamline our device hardware, hence expediting manufacturing time, and (ii) enhance both the firmware and software of our devices to improve overall user experience. The Company is currently significantly enhancing its software platform. As a result of these improvements, $1,581,169 was capitalized as developed technology during the nine months ended June 30, 2016. A portion of these expenses would have been recognized as research and development expense, absent the software enhancements.

General and Administrative Expense

During the nine months ended June 30, 2016, general and administrative expense totaled $10,448,942 compared to $10,122,719 for the nine months ended June 30, 2015.  The increase of $326,223 (3%) in general and administrative cost resulted largely from (i) increases in stock compensation expense associated with a long term incentive plan and its respective vesting schedule under the Company’s 2012 Plan, (ii) increases in professional fees and settlement costs, and (iii) bad debt expense attributable to a 2013 contract with Mexico and devices that were not returned.

Selling and Marketing Expense

During the nine months ended June 30, 2016, selling and marketing expense totaled $1,684,130 compared to $1,587,802 for the nine months ended June 30, 2015. The $96,328 (6%) increase was principally the result of (i) increases in outsourced marketing service providers including travel, (ii) increases in trade show, public relations, and lobbying expense, and (iii) increases in consulting and other professional services in order to accelerate growth initiatives.

Depreciation and Amortization Expense

During the nine months ended June 30, 2016, depreciation and amortization expense totaled $2,055,915 compared to $2,132,039 for the nine months ended June 30, 2015. The $76,124 (4%) decrease was largely the result of certain assets still in use becoming fully depreciated during the nine months ended June 30, 2016.

Other Income and Expense

For the nine months ended June 30, 2016, net interest expense was $2,009,399 compared to $1,872,844 for the nine months ended June 30, 2015.  This increase in interest expense resulted primarily from the increase in interest bearing debt outstanding, offset by an increase in interest income during the nine months ended June 30, 2016 when compared to the nine months ended June 30, 2015.

Net Loss

The Company had a net loss for the nine months ended June 30, 2016 totaling $5,831,779 compared to a net loss of $3,736,878 for the nine months ended June 30, 2015.  This increase is largely due to $4.7 million in disgorgement profits from one of our shareholders, pursuant to Section 16(b) of the Exchange Act (see Note 18 to our condensed consolidated financial statements in 2015), which was not received during the same period in 2016.

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the current and prior years, the Company has supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of its shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. No such borrowings or sales of equity securities occurred during the three or nine months ended June 30, 2016. In addition to increasing cash generated from operations, existing and unused credit facilities, available cash resources at June 30, 2016 are anticipated to meet the Company's working capital requirements for the next twelve months.

As of June 30, 2016, the Company had unrestricted cash of $2,007,852 and a working capital surplus of $3,625,040, compared to unrestricted cash of $4,903,045 and a working capital surplus of $7,397,132 as of September 30, 2015.

The Company used cash of $3,892,211 for investing activities during the nine months ended June 30, 2016, compared to $3,919,707 of cash used in investing activities in the nine months ended June 30, 2015. Cash used for investing activities was used for significant enhancements of its software platform and used for purchases of monitoring and other equipment to meet demand during the three months ended June 30, 2016.

The Company used $1,003,976 of cash for financing activities during the nine months ended June 30, 2016, compared to $1,778,782 in cash used in the nine months ended June 30, 2015. Cash used in financing activities was for principal payments applied toward a perpetual license agreement and leases during the nine months ended June 30, 2016. The $187,500 per month paid toward the license was satisfied in February 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company footprint extends to several countries outside the United States, and we intend to continue to expand our foreign operations.  As a result, our revenues and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks

We had $7,610,492 and $4,753,169 in revenue from sources outside the United States for the nine months ended June 30, 2016 and 2015, respectively.  Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we do receive payments in an equivalent value of foreign currencies which resulted in foreign exchange losses of $66,119 and $519,478 during the nine months ended June 30, 2016 and 2015, respectively.  Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act“), (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the members of our Executive Committee (our acting principal executive officers) and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Executive Committee and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Executive Committee and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The complaint was subsequently withdrawn by the plaintiffs. An amended complaint was filed by the plaintiffs on November 15, 2012. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for summary judgement.  The plaintiffs filed a notice of appeal on June 1, 2016 challenging the court’s ruling on the motion for summary judgment.

Larry C. Duggan v. Court Programs of Florida, Inc. and SecureAlert, Inc. On March 26, 2012, Mr. Duggan filed a complaint in the 9th Circuit Court in and for Orange County, Florida alleging malicious prosecution, abuse of process and negligent infliction of emotional distress against the Company and its subsidiary. The case resulted from actions of a former agent of the Company’s subsidiary. The Company continues to defend itself in this matter. A trial date has been set for January 3, 2017. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

3(i)(1)	Amended and Restated Articles of Incorporation of SecureAlert, Inc., filed May 19, 2015 (incorporated by reference to our Current Report on Form 8-K, filed May 21, 2015).

3(i)(2)	Articles of Amendment to the Articles of Incorporation of Track Group, Inc., dated February 23, 2016 (incorporated by reference to our Current Report on Form 8-K, filed March 2, 2016).

3(i)(3)	Articles of Transfer of Track Group, Inc., a Utah corporation, dated August 5, 2016 (filed herewith).

3(i)(4)	Certificate of Conversion Converting Track Group, Inc., a Utah corporation, to Track Group, Inc., a Delaware corporation, dated August 5, 2016 (filed herewith).

3(i)(5)	Certificate of Incorporation of Track Group, Inc., a Delaware corporation (filed herewith).

3(ii)(1)	Amended and Restated Bylaws (incorporated by reference to our Form 10-Q for the three months ended March 31, 2010).

3(ii)(2)	Bylaws of Track Group, Inc., a Delaware corporation (filed herewith).

4.01	2012 Equity Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement, filed October 25, 2011).

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

Track Group, Inc.

Date: August 9, 2016	By:	/s/ Guy Dubois
Guy Dubois, Member of Executive Committee (Acting Principal Executive Officer)

Date: August 9, 2016	By:	/s/ John R. Merrill
John R. Merrill, Chief Financial Officer (Principal Accounting Officer)