Form 10-K
period 2016-09-30
Track Group, Inc.
filed 2016-12-20
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number: 000-23153

TRACK GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0543981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1215 W. Lakeview Court Romeoville, Illinois 60446
(Address of principal executive offices, Zip Code)

(877) 260-2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2016 was $20.6 million. As of December 6, 2016, there were 10,333,516 shares of Common Stock issued and outstanding.

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

PART I

Item 1.       Business

Track Group, Inc., a Delaware corporation, formerly SecureAlert, Inc., was incorporated in 1995 as a Utah corporation. Our principal place of business is located at 1215 W. Lakeview Court, Romeoville, Illinois 60446. Our telephone number is (877) 260-2010. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 (“Common Stock”), is currently listed for quotation on the OTCQX Premier marketplace (“OTCQX”) under the symbol TRCK. Unless specified otherwise, as used in this Form 10-K, “we,” “us,” “our,” “Track Group” or the “Company” refer to Track Group, Inc. and its subsidiaries.

Company Background

The Company designs, manufactures, and markets location tracking devices and develops and sells a variety of related software, services, accessories, networking solutions, and monitoring applications. The Company’s products and services include ReliAlert™ XC3 ®, Shadow™, TrackerPAL™, TrackerPAL Mobile™, a portfolio of software applications including predictive analytics, a device-agnostic operating systems, and a variety of accessory, service and support offerings. In January 2016, the Company announced Shadow™, which is currently available worldwide, and Track Group Analytics™, which became available in late 2015. The Company sells its products worldwide through its direct sales force, as well as through value-added resellers. The Company sells to government customers on federal, state and local levels in the US and to members of the Ministry of Justice (MOJ) Internationally.

Business Strategy

The Company is committed to increasing public safety by helping its customers improve offender rehabilitation and re-socialization outcomes through its innovative hardware, software and services. The Company treats its business as a service business. Although they still manufacture patented tracking technology, they see the physical goods as only a small part of the integrated offender monitoring solutions they provide. So, rather than receiving a stream of ongoing revenue just for a piece of manufactured equipment, the Company is now receiving a steady stream of revenue for ongoing device agnostic subscription contracts that help make the administration of justice better, faster, and less expensive for taxpayers. As part of its strategy, the Company continues to expand its device-agnostic platform to not only collect, but store, analyze, assess and correlate location data for reasons of both accountability and auditing as well as to use for predictive analytics and assessment of effective and emerging techniques in criminal behavior and rehabilitation. The Company believes a high-quality customer experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes building and expanding its own direct sales force and its third-party distribution network to effectively reach more customers and provide them with a world-class sales and post-sales support experience. The Company believes continual investment in research and development (“R&D”), marketing and branding is critical to the development and sale of innovative technologies and integrated solutions.

Recent Developments

Reincorporation to Delaware

On August 5, 2016 (the “Effective Date”), the Company filed the following documents to change its state of incorporation from the State of Utah to the State of Delaware (the “Reincorporation”): (i) articles of transfer (the “Utah Articles of Transfer”) with the Utah Division of Corporations and Commercial Code, and (ii) a certificate of conversion (the “Delaware Certificate of Conversion”) and a certificate of incorporation (the “Delaware Certificate of Incorporation”) with the Delaware Division of Corporations. In connection with the Reincorporation, the Company also adopted new bylaws, which became effective on the Effective Date (the “Delaware Bylaws”). In addition to the adoption of the Delaware Certificate of Incorporation and the Delaware Bylaws, the following changes took effect as a result of the Reincorporation on the Effective Date:

●
the affairs of the Company ceased to be governed by the Utah Revised Business Corporation Act, the Company’s Amended and Restated Articles of Incorporation under Utah law and the Company’s Amended and Restated Bylaws under Utah law, and the affairs of the Company became subject to the Delaware General Corporation Law, the Delaware Certificate of Incorporation and the Delaware Bylaws;

●
each outstanding share of common stock of the Company as incorporated in Utah converted into an outstanding share of common stock of the Company as incorporated in Delaware;

●
each outstanding option, right or warrant to acquire shares of common stock of the Company as incorporated in Utah converted to an option, right or warrant to acquire under the same terms and conditions an equal number of shares of common stock of the Company as incorporated in Delaware; and

●
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

Conrent Loan Agreement

On May 1, 2016 we entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III (the "Conrent Loan Agreement"). Under the Conrent Loan Agreement, the Company can borrow $5.0 million for working capital, repayment of debt, and operating purposes. The Conrent Loan Agreement contains a condition precedent, which provides that the lender is not obligated to fund the loan until it has received total proceeds of $5.0 million from the sale of fixed rate notes, which are to be issued by the lender through its Compartment Safety III. As of September 30, 2016 this condition precedent has not been satisfied. When funded, the loan will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018. In addition, the Company anticipates paying the lender an arrangement fee of $112,500 when it receives proceeds from this loan. As of September 30, 2016, the Company had not received the funds under the Conrent Loan Agreement.

Increase in Authorized Common Stock.

On February 26, 2016, our Board of Directors and the holder of a majority of our outstanding voting stock, acting by written consent, approved an amendment to our Amended and Restated Articles of Incorporation to increase the total number of shares of Common Stock authorized thereunder from 15.0 million shares to 30.0 million.

Products and Services

Devices

ReliAlert™XC 3
ReliAlert™XC3 is the Company’s flagship GPS device that sets the standard for reliability and performance in the offender monitoring industry. Advanced features enable agencies to more effectively track offender movements and communicate directly with offenders in real-time, through a patented, on-board two/three-way voice communication technology. This device includes an enhanced GPS antenna and GPS module for higher sensitivity GPS, enhanced voice audio quality, increased battery performance of 50+ hours, 3G cellular capabilities, improved tamper sensory and durability enhancements.

Shadow™
Driven by customer demand to improve the performance and affordability of offender tracking devices, Shadow™ is the smallest and lightest device of its kind with a sleek, modern design featuring an enhanced mobile charging capability that makes it easier to use. The device is 3G compliant and fully supported by all global mobility providers.

Operating System Software

TrackerPAL™
TrackerPAL™ is a secure, cloud-based monitoring system that gives customers the ability to not only collect, but store, analyze, assess and correlate offender data for reasons of both accountability and auditing as well as to use with predictive analytics applications and assess criminal behavior and rehabilitation opportunities.

Application Software

TrackerPAL™ Mobile
A mobile application of the TrackerPAL™ software is available for Android and iOS devices.

Data Analytics
Track Group’s data analytics services help facilitate the discovery and communication of meaningful patterns in diverse data that address strategic and tactical information needs. The Company’s analytics applications use various combinations of statistical analysis procedures, data and text mining, and predictive modeling to proactively analyze information on community-released offenders to discover hidden relationships and patterns in their behaviors and to predict future outcomes.

Real-Time Alcohol Monitoring
BACtrack is the world’s first smartphone-based remote alcohol monitoring system. The award-winning BACtrack Mobile integrates a smartphone app and police-grade breathalyzer to bring blood-alcohol content (BAC) wirelessly to a mobile device. We can quickly and easily estimate an enrollee’s blood alcohol content (BAC) and track the results over time. The smartphone monitoring application allows supervisors to send scheduled or random notifications to enrollees to take BAC tests, providing photo/location-verified and time stamped results. There's also an onboard calendar reminding an enrollee of court dates, testing dates, medications to take, mandatory events to attend and other matters.

Victim and Survivor Support
Track Group’s Domestic Violence Smartphone Application creates a mobile geo-zone around a survivor of domestic abuse and communicates with the offender’s tracking device – providing an early-warning notification to survivor if they are in proximity of the offender or group of offenders.

Accessories

SecureCuff™

The SecureCuff™ is a patented, optional accessory available exclusively for ReliAlert™XC3 and is the only uncuttable strap in the industry specifically made for high-risk offenders. SecureCuff™ has encased, hardened steel bands that provide extreme cut-resistance and includes the same fiber-optic technology as the standard strap for tampering notification.

RF Beacon™
The Beacon™ is a completely self-contained, short-range transmitting station that provides a Radio Frequency (RF) signal communicating with assigned offender GPS devices to increase the ability to maintain critical offender location information and provide agencies with an effective way to more accurately “tether” an offender to a specific location.

Product Support and Services

Monitoring Center
The Company’s monitoring center provides live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery backup and triple redundancy in voice, data, and IP. The Company has established monitoring centers in Salt Lake City, Utah USA, and Santiago, Chile, SA. In addition the Company has assisted in the establishment of monitoring centers for customers and local partners in the Bahamas and in Puerto Rico.

Customer Care
The Company offers a range of support options for its customers. These include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance.

Research and Development Program

During the fiscal year ended September 30, 2016, we incurred research and development expense of $2,627,228 compared to those costs recognized during fiscal year 2015 totaling $1,562,566. The $1,064,622 increase in research and development cost reflects costs to (i) streamline our device hardware, therefore expediting manufacturing time, and (ii) enhance both the firmware and software of our devices to improve the overall user experience. As a result of these improvements, $1,949,813 was capitalized as developed technology during the twelve months ended September 30, 2016. A portion of these expenses would have been recognized as research and development expense, absent the software enhancements.

Competition

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and technological advances. The Company’s competitors who sell tracking devices have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price/performance, product quality and reliability, design innovation, a strong software ecosystem, service and support and corporate reputation.

The Company is focused on expanding its market opportunities related to offender monitoring. These markets are highly competitive and include many large, well-funded and experienced participants. The Company expects competition in these markets to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with third-party providers to offer solutions that are more competitive than those they currently offer. These markets are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of customers.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to win large contracts and develop and offer new innovative products and services in the markets in which it competes. The Company believes it offers superior innovation and integration of the entire offender monitoring solution including the hardware (ReliAlert and Shadow), software (TrackerPAL), and applications (Analytics, Domestic Violence, and Alcohol). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

Dependence on Major Customers

We had sales to entities, one of which represents more than ten percent of gross revenues as follows for the years ended September 30, 2016 and 2015

	2016	%	2015	%
Customer A	$7,543,116	28%	$3,930,167	19%

Customer B	$2,013,929	7%	$-	0%

Customer C	$1,449,500	5%	$1,437,033	7%

Customer D	$1,178,439	4%	$1,535,203	7%

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2016 and 2015, respectively, are shown in the table below:

	2016	%	2015	%
Customer A	$2,476,168	36%	$1,127,044	19%

Customer B	$899,428	13%	$-	0%

Customer C	$1,151,859	17%	$900,834	15%

Customer D	$512,800	7%	$498,944	8%

Dependence on Major Suppliers

We purchase cellular services from several suppliers. The cost to us for these services during the fiscal years ended September 30, 2016 and 2015 was approximately $790,829 and $718,333, respectively. The 10% increase in cellular service expense in 2016 compared to 2015 resulted from increased costs associated with higher revenue and resulting cost of sales.

During the years ended September 30, 2016 and 2015, we also purchased a significant portion of our inventory and monitoring equipment from certain suppliers. The cost of these purchases was $1,488,515 and $1,095,903, respectively. The 36% increase was due to higher demand for products purchased from these suppliers.

Intellectual Property

The Company currently holds rights to patents and copyrights relating to certain aspects of its hardware devices, accessories, software and services. The Company has registered or has applied for trademarks and service marks in the U.S. and a number of foreign countries. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

The Company regularly files patent applications to protect innovations arising from its research, development and design, and is currently pursuing thousands of patent applications around the world. Over time, the Company has accumulated a large portfolio of issued patents around the world. The Company holds copyrights relating to certain aspects of its products and services. No single patent or copyright is solely responsible for protecting the Company’s products. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Many of the Company’s products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of its products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which the Company competes, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of the Company’s products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Trademarks.  We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own 11 trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada.  In addition, we have one trademark registered in Europe.

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

Patents. We have 21 patents issued and two patents pending in the United States. At foreign patent offices we have seven patents issued and 16 patents pending. We are also preparing patents that will be filed in other countries in the coming year.

The following tables summarize information regarding our patents and patent applications. There is no assurance given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

US Patents	Application Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08
Remote Tracking and Communications Device	12/028088	8-Feb-08	7804412	28-Sep-10
Remote Tracking and Communications Device	12/875,988	3-Sep-10	8031077	4-Oct-11
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10
Alarm and Alarm Management System for Remote Tracking Devices	12/792,572	2-Jun-10	8013736	6-Sep-11
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323,831	3-Jul-14	9491289	8-Nov-16
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11
Remote Tracking System and Device With Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818,453	18-Jun-10	8,514,070	20-Aug-13
Tracking Device Incorporating Cuff with Cut Resistant Materials	14/307,260	17-Jun-14	9129504	8-Sep-15
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12
Panic Button Phone	09/044497	19-Mar-98	6044257	28-Mar-00
Emergency Phone for Automatically Summoning Multiple Emergency Response Services	09/173645	16-Oct-98	6226510	1-May-01
Combination Emergency Phone and Personal Audio Device	09/185191	3-Nov-98	6285867	4-Sep-01
Emergency Phone with Single-Button Activation	11/174191	30-Jun-05	7251471	31-Jul-07
Biometric Identification System Using Pulse Waveform (PWId)	13/079,219	4-Apr-11	8,773,239	8-Jul-14
Breath Alcohol Sampling System With Spirometric Client Identity Confirmation (Breath Print)	13/169,603	27-Jun-11	9,192,324	24-Nov-15
System for Biometric Identity Confirmation (BPWId)	13/739,224	11-Jan-13	9,274,509	1-Mar-16
System for Biometric Identity Confirmation (U-Key)	13/706,610	6-Dec-12	TBD	Allowed
Biometric Identification System Using Pulse Waveform (PWId CIP)	13/916,818	13-Jun-13	9,223,298	29-Dec-15
Removable Tamper-Resistant Breath Alcohol Sampling System	14/729,361	3-Jun-15		Pending
System for Biometric Identity Confirmation	15/051,935	16-Jun-16		Pending

International Patents	Application Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device - Brazil	PI0614742.9	4-Aug-06		Pending
Remote Tracking and Communication Device - Canada	2617923	4-Aug-06	2617923	7-Jun-16
Remote Tracking and Communication Device - Mexico	MX/a/2008/001932	4-Aug-06	278405	24-Aug-10
A Remote Tracking System with a Dedicated Monitoring Center - EPO	07812596.0	3-Jul-07		Pending
A Remote Tracking System with a Dedicated Monitoring Center - Brazil	PI0714367.2	3-Jul-07		Pending
Secure Strap Mounting System For an Offender Tracking Device - EPO	10009091.9	9-Jan-10		Pending
Secure Strap Mounting System For an Offender Tracking Device - Brazil	PI11001593	28-Feb-11		Pending
Secure Strap Mounting System For an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14
Secure Strap Mounting System For an Offender Tracking Device - Mexico - DIV	MX/a/2013/12524	28-Feb-11		Pending
Secure Strap Mounting System For an Offender Tracking Device - Canada	2732654	25-Oct-13		Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Brazil	PI0909172-6	1-Sep-10		Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	2717866	17-May-16
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	09 716 860.3	6-Oct-10	2260482	9-Jan-13
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - United Kingdom	Refer to EP Patent # 2260482
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/009680	2-Sep-10	306920	22-Jan-13
System for Biometric Identity Confirmation - Australia	2012-240307	3-Apr-12	Pending
System for Biometric Identity Confirmation - Canada	2,832,315	3-Apr-12	Pending
System for Biometric Identity Confirmation - Israel	228,691	3-Apr-12	Pending
System for Biometric Identity Confirmation - Europe	12-768-677.2	3-Apr-12	Pending
Biometric Identification System Using Pulse Waveform - Australia	2014278558	5-Jun-14	Pending
Biometric Identification System Using Pulse Waveform - Canada	2,915,265	3-Apr-12	Pending
Biometric Identification System Using Pulse Waveform - Israel	228,691	3-Apr-12	Pending
Biometric Identification System Using Pulse Waveform - Europe	12-768-677.2	3-Apr-12	Pending

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

Seasonality

Given the consistency in recurring domestic monitoring revenues by customers throughout 2016, we detected no apparent seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period.

Employees

As of November 25, 2016, we had 223 full-time employees and 10 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

Risks Related to Our Business, Operations and Industry

We face risks related to our substantial indebtedness, including the risk related to the repayment of our short-term indebtedness.

As of September 30, 2016, we had $34,000,319 of indebtedness outstanding, of which approximately $3,468,705 becomes due and payable within the next 12 months. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. As a result, we may have to raise additional capital or restructure such indebtedness during the next 12 months, and no assurances can be given that we may be successful in that regard.

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

We were without a chief financial officer subsequent to the end of the fiscal year and were dependent upon the services of our senior management team; the failure to retain members of our senior management team could adversely affect our operations.

We are dependent on the services, abilities and experience of our executive officers. The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team may have a negative impact on our ability to execute on our business and operating strategies. In addition, in September 2016, our chief financial officer’s employment was terminated and his successor resigned for personal reasons as of November 15, 2016. Mr. Guy Dubois, our current chief executive officer, will execute the responsibilities of the Company’s principal financial and accounting officer until a new chief financial officer begins work on January 6, 2017. A failure to retain senior management could negatively affect our operations, and challenge our ability to obtain financing.

The lack of segregation between our principal executive officer and principal accounting and financial officer may cause our internal controls over financial reporting to be ineffective.

As a result of the resignation of our Chief Financial Officer, our Chief Executive Officer now acts as both our principal executive officer and principal financial and accounting officer. This has caused a lack of segregation between the duties typically assigned to the principal executive officer and principal financial and accounting officer and may lead to inadequate supervision within the bookkeeping and accounting operations of the Company, which could give rise to lack of proper internal controls over financial reporting, which, in turn, would cause our internal controls over financial reporting to be ineffective. If we are unable to maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, which may have an impact on our results of operations. We have hired a new chief financial officer who will formally join the Company on January 6, 2017 and assume the role of principle financial and accounting officer.

We rely on significant suppliers for key products and cellular access. If we do not renew these agreements when they expire we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which could adversely affect our results of operations or financial condition.

We have entered into an agreement with three national providers for cellular services. We also rely currently on a single source for the large majority of the manufacturing of our products. If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. No assurances can be provided that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

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

We are dependent upon certain customers, the loss of which may adversely affect our results of operations and business condition.

During fiscal year 2016, four of our customers in aggregate accounted for 45% of total sales. The loss of any of these customers may have a material adverse effect on our business (See Note 2 and Note 13 to the Consolidated Financial Statements).

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.

There can be no assurance that our research and development efforts will be successful. In addition, the technology which we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets. GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user, which, under some circumstances may limit the effectiveness of GPS tracking.

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

We also rely on trade secrets laws to protect portions of our technology for which patent protection has not yet been pursued or is not believed to be appropriate or obtainable. These laws may protect us against the unlawful or unpermitted disclosure of any information of a confidential and proprietary nature, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to vendors or suppliers and customer names and addresses. We seek to protect this un-patentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by entering into confidentiality agreements with employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

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

Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services. Historically, we have experienced temporary interruptions of telecommunications or power outages, which were promptly mitigated. Such instances may result in loss of customer accounts or similar problems if they occur again in the future. Given rapidly changing technologies, we are not certain that we will be able to adapt the use of our services to permit, upgrade, and expand our systems or to integrate smoothly with new technologies. Network and information systems and other technologies are critical to our business activities. Network and information systems-related events, including those caused by us, our service providers or by third parties, such as computer hacking, cyber-attacks, computer viruses, or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities or any combination of the foregoing could result in a degradation or disruption of our services. These types of events could result in a loss of customers and large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events.

 Risks Related to Acquisitions

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

Risks Related to International Operations

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

Our Articles of Incorporation authorize us to issue up to 20,000,000 shares of preferred stock, par value $0.0001. The Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock. The Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or Common Stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that common shareholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company. As of September 30, 2016, there were no outstanding shares of preferred stock issued or contemplated for issuance.

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

Our Articles of Incorporation authorize the issuance of 30,000,000 shares of Common Stock. Our Board of Directors has the authority to issue additional shares of Common Stock up to the authorized capital stated in the Articles of Incorporation. The issuance of any such shares of Common Stock will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the Company.

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

 Item 2.       Properties

Our headquarters is approximately 4,200 square feet of commercial office space located at 1215 Lakeview Court, Romeoville, Illinois. The original lease for this office space began on August 1, 2014 and expires on July 31, 2017. An amendment and expansion to the original lease began on December 18, 2014 and expires on July 31, 2017. Combined monthly lease payments are approximately $6,000 per month.

Our primary monitoring facility is housed in approximately 8,600 square feet of commercial office space located at 405 South Main Street, Suite 700, Salt Lake City, Utah. Lease payments are approximately $15,200 per month. This lease expires on August 31, 2017.

We lease commercial office space in Indianapolis, Indiana of approximately 2,000 square feet, which began on August 1, 2014 and terminating on July 31, 2016. Lease payments are approximately $3,600 per month. In addition, we lease a second location with approximately 2,000 square feet in Indianapolis, Indiana. This lease was executed on January 1, 2014 and expires on December 31, 2018. Monthly lease payments for this facility are approximately $3,200.

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

Lazar Leybovich et al v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The plaintiffs subsequently withdrew the complaint. The plaintiffs filed an amended complaint on November 15, 2012. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for summary judgment. The plaintiffs filed a notice of appeal on June 1, 2016 challenging the court’s ruling on the motion for summary judgment.

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

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016 the Company filed a complaint in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas. We believe we will be successful in this action to recover the unpaid balance and interest under the loan agreement and promissory note.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The Company is confident it will be successful in the arbitration.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. We believe the allegations and claims are unfounded, are without merit, and provide the basis for counterclaims against Mr. Merrill. We intend to defend the case vigorously and believe the probability of incurring a material loss to be remote.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK.” The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2016	High	Low
First Quarter ended December 31, 2015	$9.50	$2.00
Second Quarter ended March 31, 2016	$9.00	$3.15
Third Quarter ended June 30, 2016	$6.75	$2.60
Fourth Quarter ended September 30, 2016	$8.45	$3.51

Fiscal Year Ended September 30, 2015	High	Low
First Quarter ended December 31, 2014	$17.50	$12.30
Second Quarter ended March 31, 2015	$14.99	$10.05
Third Quarter ended June 30, 2015	$11.99	$9.10
Fourth Quarter ended September 30, 2015	$10.50	$7.10

Holders

As of November 21, 2016 we had 1,001 holders of record of our Common Stock and 10,333,516 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 504,991 shares of Common Stock.

Dividends

Since incorporation, we have not declared any cash dividends on our Common Stock. We do not anticipate declaring cash dividends on our Common Stock for the foreseeable future. The Series D Preferred is entitled to dividends at the rate equal to 8% per annum calculated on the purchase amount actually paid for the shares or amount of debt converted. The dividend is payable in cash or shares of Common Stock at the sole discretion of the Board of Directors. All dividends payable on our preferred stock outstanding have been paid by issuance of shares of common or preferred stock. At September 30, 2016, there were no shares of Series D Preferred issued and outstanding, as the remaining shares of Series D Preferred were repurchased during fiscal 2014. As a result, during the fiscal years ended September 30, 2016 and 2015, we recorded zero dividend expenses, payable with respect to our outstanding preferred stock.

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

Under the 2012 Plan, up to 803,262 options or shares of Common Stock may be awarded.  As of the date of this report, 135,012 shares of Common Stock and options for the purchase of 365,743 shares of Common Stock have been awarded under the 2012 Plan.

The following table includes information as of September 30, 2016 for our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	365,743	$10.35	668,250

Equity compensation plans not approved by security holders	-	-	-

Total	365,743	$10.35	668,250

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during the fiscal year ended September 30, 2016, nor were any securities issued subsequent to September 30, 2016.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to fiscal year 2016 refers to the year ended September 30, 2016. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2016 and 2015 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

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

Overview

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model. Currently, the Company deploys offender based management services that combine patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Recent Developments

Reincorporation to Delaware

On August 5, 2016 (the “Effective Date”), the Company filed the following documents to change its state of incorporation from the State of Utah to the State of Delaware (the “Reincorporation”): (i) articles of transfer (the “Utah Articles of Transfer”) with the Utah Division of Corporations and Commercial Code, and (ii) a certificate of conversion (the “Delaware Certificate of Conversion”) and a certificate of incorporation (the “Delaware Certificate of Incorporation”) with the Delaware Division of Corporations. In connection with the Reincorporation, the Company also adopted new bylaws, which became effective on the Effective Date (the “Delaware Bylaws”). In addition to the adoption of the Delaware Certificate of Incorporation and the Delaware Bylaws, the following changes took effect as a result of the Reincorporation on the Effective Date:

●
the affairs of the Company ceased to be governed by the Utah Revised Business Corporation Act, the Company’s Amended and Restated Articles of Incorporation under Utah law and the Company’s Amended and Restated Bylaws under Utah law, and the affairs of the Company became subject to the Delaware General Corporation Law, the Delaware Certificate of Incorporation and the Delaware Bylaws;

●
each outstanding share of common stock of the Company as incorporated in Utah converted into an outstanding share of common stock of the Company as incorporated in Delaware;

●
each outstanding option, right or warrant to acquire shares of common stock of the Company as incorporated in Utah converted to an option, right or warrant to acquire under the same terms and conditions an equal number of shares of common stock of the Company as incorporated in Delaware; and

●
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

Marion County Agreement

On May 5, 2016, the Company executed an agreement with Marion County Community Corrections ("Agency"), the largest county in the state of Indiana, to provide electronic monitoring services across the full range of sentences under the Agency's oversight. Under the terms of the Agreement, the Company will provide solutions based on GPS and alcohol monitoring technology to monitor over 2,300 offenders and defendants. This includes the Company's newest tracking device, Shadow, which is the smallest, lightest and most advanced device. The term of the Agreement is eighteen months, and is expected to contribute over $4.0 million in revenue over the 18-month term of the agreement.

Conrent Loan Agreement

On May 1, 2016 we entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III (the "Conrent Loan Agreement"). Under the Conrent Loan Agreement, the Company can borrow $5.0 million for working capital, repayment of debt, and operating purposes. The Conrent Loan Agreement contains a condition precedent, which provides that the lender is not obligated to fund the loan until it has received total proceeds of $5.0 million from the sale of fixed rate notes, which are to be issued by the lender through its Compartment Safety III. As of September 30, 2016 this condition precedent has not been satisfied. When funded, the loan will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018. In addition, the Company anticipates paying the lender an arrangement fee of $112,500 when it receives proceeds from this loan. As of September 30, 2016, the Company had not received the funds under the Conrent Loan Agreement.

Increase in Authorized Common Stock.

On February 26, 2016, our Board of Directors and the holder of a majority of our outstanding voting stock, acting by written consent, approved an amendment to our Amended and Restated Articles of Incorporation to increase the total number of shares of Common Stock authorized thereunder from 15.0 million shares to 30.0 million.

Results of Operations

Continuing Operations - Fiscal Year 2016 Compared to Fiscal Year 2015

Net Revenue

During the fiscal year ended September 30, 2016, we had net revenues of $27,193,807 compared to net revenues of $20,792,715 for the fiscal year ended September 30, 2015, an increase of $6,401,092, or approximately 31%. Of these revenues, $25,684,097 and $20,067,966 were from monitoring and other related services during the 2016 and 2015 period, respectively, an increase of $5,616,131 or 28%. Growth in revenue during the year ended September 30, 2016 was principally due to (i) the expansion and growth of offender monitoring in Chile - both intensive probation and standard probation programs; (ii) increases in the total growth of our North American monitoring operations specifically Indiana and Virginia; and (iii) increases in our data analytics service offerings.

Product revenues decreased $288,043 from $666,536 for the year ended September 30, 2015, to $378,493 for the year ended September 30, 2016. The 43% decrease in product revenue is the result of a continued focus on recurring subscription based sales and not product sales events. The Company does not expect to eliminate product sales but anticipates a continued decline of product revenue for the foreseeable future as it continues to focus its sales efforts on a subscription based model.

Cost of Revenue

During the year ended September 30, 2016, cost of revenue totaled $10,533,229 compared to cost of revenue during the year ended September 30, 2015 of $8,282,106, an increase of $2,251,123. This increase is largely due to increases in total monitoring and other related services revenue recognized both domestically and internationally and, to a lesser extent, increases in analytics services. Increases in cost of revenue include but are not limited to personnel costs, commissions, SIM card charges and other incremental revenue related costs.

Although management expects the cost of revenue to continue to increase in subsequent periods due an increase in revenue generated by recently acquired operations, the Company expects the cost of revenue as a percentage of total revenue to decrease in the foreseeable future due to economies of scale of purchasing, lower device costs and efficiencies of our proprietary software, enabling each operator to monitor more devices resulting in lower monitoring center costs.

Depreciation and amortization included in cost of revenue for the fiscal years ended September 30, 2016 and 2015, totaled $2,009,437 and $1,467,410, respectively. These costs represent the depreciation of TrackerPAL™ and ReliAlert™ devices, and are based on a three to five-year useful life. The Company believes this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Impairment cost for equipment and parts for the fiscal years ended September 30, 2016 and 2015 were $80,000 and $225,523, respectively. These costs resulted from the disposal of obsolete inventory, monitoring equipment and parts as we continue to make enhancements to the device.

We expect the cost of revenue, excluding impairment of equipment and parts, as a percentage of revenue to decrease in the foreseeable future due to (i) lower manufacturing costs, (ii) procurement and fulfillment outsourcing, and (iii) efficiencies due to further increases in automation of our proprietary software.

Gross Profit and Margin

During the fiscal year ended September 30, 2016, gross profit totaled $16,660,578, resulting in a 61% gross margin, compared to $12,510,609, or a 60% gross margin during the fiscal year ended September 30, 2015, an increase of $4,149,969. The increase in absolute gross profit and percentage of gross profit is due to higher overall revenue. The Company anticipates that gross profit as a percentage of total revenue may improve in subsequent periods as initiatives currently in development are realized and deployed.

General and Administrative Expense

During the fiscal year ended September 30, 2016, our general and administrative expense totaled $14,712,650, compared to $14,057,657 for the fiscal year ended September 30, 2015. The increase of $654,993 (5%) in general and administrative cost resulted largely from an increase in bad debt expense and higher outside services, partially offset by decrease in wages and benefits, and Board of Director fees.

Selling and Marketing Expense

For the fiscal year ended September 30, 2016, our selling and marketing expense was $2,269,233 compared to $2,183,688 for the year ended September 30, 2015. The $85,545, or 4% increase was principally the result of increased sales resources related to the launch and communication of new products.

Research and Development Expense

During the fiscal year ended September 30, 2016, we incurred research and development expense of $2,627,228 compared to those costs recognized during fiscal year 2015 totaling $1,562,566. The increased investment in research and development costs were incurred to (i) streamline our device hardware, therefore expediting manufacturing time, and (ii) enhance both the firmware and software of our devices to improve the overall user experience. The Company is currently significantly enhancing its software platform. As a result of these improvements, $1,949,813 was capitalized as developed technology during the year ended September 30, 2016. A portion of these expenses would have been recognized as research and development expense, absent the software enhancements.

Depreciation and Amortization Expense

The Company maintains a significant portion of its tangible and intangible assets that are amortized or depreciated. During the fiscal year ended September 30, 2016, depreciation and amortization included in operating expense totaled $2,709,918, compared to $2,932,172 for the fiscal year ended September 30, 2015. This decrease of $222,254 (8%) was largely due to fully depreciated assets in 2016.

Other Income and Expense

Other income (expense) decreased by $5.5 million during the year ended September 30, 2016 largely due to the $4.9 million disgorgement profits received in 2015, an increase in interest expense of $138,599 and lower gains on disposal of equipment in 2016.

Other income (expense) improved by $4.9 million during the year ended September 30, 2015, as the result of a disgorgement of profits from one of our shareholders, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in January and April 2015. See Note 5, “Certain Relationships and Related Transactions” to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on this disgorgement pursuant to Section 16(b).

Net Loss

We had a net loss for the fiscal year ended September 30, 2016 totaling $8,495,621 or ($0.83) loss per common share, compared to a net loss of $5,668,701 or ($0.56) per common share for the fiscal year ended September 30, 2015. The year over year increase in net loss is the result largely of $4,915,236 in disgorgement funds received in 2015, an increase in research and development costs related to enhancing the firmware and software of our devices of $1,064,662 in 2016 and an increase in bad debt in 2016 of $1,491,897. These amounts were offset by an increase in revenue of $6,401,092, and a corresponding increase in cost of goods sold of $2,251,123.

Liquidity and Capital Resources

The Company currently is unable to finance its business solely from cash flows from operating activities. During the current and prior years, the Company has supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of its shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. No such borrowings or sales of equity securities occurred during the year ended September 30, 2016. While the Company may be able borrow $5.0 million for working capital, repayment of debt, and operating purposes under an existing unused loan facility, there is no guarantee that the Company’s cash flows from operations and collections of outstanding accounts receivables will be sufficient to meet the Company’s cash requirements in 2017 (See Recent developments – Conrent Loan Agreement).

As of September 30, 2016, we had unrestricted cash of $1,769,921, compared to unrestricted cash of $4,903,045 as of September 30, 2015. As of September 30, 2016, we had a working capital surplus of $344,283, compared to a working capital surplus of $7,397,132 as of September 30, 2015. This decrease in working capital was largely due to an increase in short-term debt of $2,449,507 and a decrease in cash due to additional capitalized software of $2,090,962 and purchases of monitoring equipment of $2,861,000.

During fiscal year 2016, we provided $907,563 in cash from operating activities, compared to a use of cash of $915,225 in operating activities during fiscal year 2015. The increase of cash from operations in 2016 compared to 2015 was largely the result of an increase in accounts payable and accrued expenses.

The Company used $5,057,183 of cash for investing activities during the fiscal year ended September 30, 2016, compared to $4,238,945 of cash used during fiscal year 2015. Cash used for investing activities was used for significant enhancements of its software platform and used for purchases of monitoring and other equipment to meet demand during the twelve months ended September 30, 2016.

The Company provided $978,168 of cash for financing activities during the fiscal year ended September 30, 2016, compared to $986,711 of cash used in financing activities during fiscal year 2015. During the fiscal year ended September 30, 2016, we made principal payments of $1,021,832 on notes payable and we received cash proceeds totaling $2,000,000 from the issuance of notes payable.

During the fiscal year ended September 30, 2015, we made principal payments of $5,053,989 on notes and related–party notes payable. During fiscal year 2015, we received cash proceeds totaling $4,077,778 from the issuance of notes and related-party notes payable.

During the fiscal year ended September 30, 2016, we incurred a net loss of $8,495,621 and we had cash flows from operating activities of $907,563, compared to a net loss from continuing operations of $5,668,701 and negative cash flows from operating activities of $915,225 for fiscal year 2015. As of September 30, 2016, our stockholders’ equity was $8,690,616 and the accumulated deficit totaled $289,341,503.

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

Impairment of Long-lived Assets

We review our long-lived assets including goodwill and intangibles for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. We evaluate whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. We use an equity method of the related asset or group of assets in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are an identifiable fair market value that is independent of other groups of assets.

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

We had $9,530,240 and $7,092,497 in revenue from sources outside the United States for the fiscal years ended September 30, 2016 and 2015, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange loss of $151,258 and $214,402 in fiscal years 2016 and 2015, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 30, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 30, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 30, 2017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 30, 2017.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 30, 2017.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

2.  Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Title of Document

3(i)(1)	Articles of Transfer of Track Group, Inc., a Utah corporation, dated August 5, 2016 (previously filed on August 9 2016 as Exhibit 3(i)(3) to the Form 10-Q for the quarter ended June 30, 2016).

3(i)(2)
Certificate of Conversion Converting Track Group, Inc., a Utah corporation, to Track Group, Inc., a Delaware corporation, dated August 5, 2016 (previously filed on August 9, 2016 as Exhibit 3(i)(4) to the Form 10-Q for the quarter ended June 30, 2016).

3(i)(3)	Certificate of Incorporation of Track Group, Inc., a Delaware corporation (previously filed on August 9, 2016 as Exhibit 3(i)(5) to the Form 10-Q for the quarter ended June 30, 2016).

3(ii)(2)	ByLaws of Track Group, Inc., a Delaware corporation (previously file on August 9, 2016 as Exhibit 3(ii)(2) to the Form 10-Q for the quarter ended June 30, 2016).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- Q for the nine months ended June 30, 2006).

4.02
2012 Equity Incentive Award Plan (previously filed as Exhibit to Definitive Proxy Statement, filed October 25, 2011, and amended in accordance with the Company’s Definitive Proxy Statement, filed April 9, 2015).

10.1	Facility Agreement between Tetra House Pte. Ltd. and SecureAlert, Inc., dated January 3, 2014 (incorporated by reference to our Current Report on Form 8-K, filed in January 2014).

10.2
Supplemental Settlement Agreement between Satellite Tracking of People, LLC and SecureAlert, Inc., effective March 1, 2014 (incorporated by reference to our Form 10-Q for the three months ended March 31, 2015).

10.3
Amended and Restated Facility Agreement, dated June 30, 2015, by and between Track Group, Inc. and Conrent Invest S.A, acting on behalf of its compartment “Safety 2” (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2015).

10.4	Loan Agreement between Sapinda Asia Limited and Track Group, Inc., dated September 14, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2015).

10.5	Agreement between the Virginia Department of Corrections and the Company dated September 21, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on October 2, 2015).

10.6	Executive Employment Agreement, by and between Track Group, Inc. and John Merrill, dated November 20, 2014 (incorporated by reference to our Current Report on Form 8-K, filed November 25, 2014.

10.7
Loan Agreement, by and between Conrent Invest S.A., acting with respect to its Compartment Safety III, and Track Group, Inc., dated May 1, 2016 (previously filed in August 2016 as an Exhibit to the Form 10-Q for the nine months ended June 30, 2016).

10.8	Employment Agreement, by and between Track Group, Inc. and Mark Attarian, dated September 13, 2016 (incorporated by reference to our Current Report on Form 8-K, filed October 1, 2016.)

10.9	Employment agreement, by and between Track Group Inc. and Peter Poli, dated December 12, 2016 (incorporated by reference to our Current Report on Form 8-K, filed December 16, 2016).

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-K filed January 14, 2014).

21	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to our Annual Report on Form 10-K filed January 14, 2014).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.

By: /s/ Guy Dubois
Guy Dubois, (Principal Executive Officer)

Date: December 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Director,	December 20, 2016
Guy Dubois	(Principal Executive Officer, Acting Principal Financial and Accounting Officer)

/s/ David S. Boone	Director	December 20, 2016
David S. Boone

/s/ Dirk K. van Daele	Director	December 20, 2016
Dirk K. van Daele

/s/ Karen Macleod	Director	December 20, 2016
Karen Macleod

/s/ Eric Rosenblum	Director	December 20, 2016
Eric Rosenblum

/s/ Ray Johnson	Director	December 20, 2016
Ray Johnson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Track Group, Inc.

We have audited the accompanying consolidated balance sheets of Track Group, Inc. and Subsidiaries (collectively the Company) as of September 30, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Group, Inc. as of September 30, 2016 and 2015 and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Salt Lake City, Utah
December 20, 2016

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND 2015

Assets	2016	2015
Current assets:
Cash	$1,769,921	$4,903,045
Accounts receivable, net of allowance for doubtful accounts of $2,335,508 and $4,150,000, respectively	6,894,095	6,044,931
Note receivable, current portion	334,733	306,434
Prepaid expenses and other	816,708	1,266,277
Inventory, net of reserves of $98,150 and $225,900, respectively	521,851	741,514
Total current assets	10,337,308	13,262,201
Property and equipment, net of accumulated depreciation of $1,421,389 and $2,822,166, respectively	1,226,461	1,697,630
Monitoring equipment, net of accumulated amortization of $3,438,074 and $2,225,480, respectively	4,358,117	2,784,595
Intangible assets, net of accumulated amortization of $8,233,659 and $5,628,308, respectively	25,540,650	25,884,087
Other assets	2,900,911	2,619,035
Goodwill	7,955,876	7,782,903
Total assets	$52,319,323	$54,030,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,771,101	2,363,441
Accrued liabilities	3,976,192	2,705,403
Current portion of long-term debt, net of discount of $222,973 and $222,973, respectively	3,245,732	796,225
Total current liabilities	9,993,025	5,865,069
Stock payable - related party	3,289,879	3,501,410
Long-term debt, net of current portion and discount of $185,811 and $408,784, respectively	30,345,803	30,189,188
Other long-term liabilities	-	106,671
Total liabilities	43,628,707	39,662,338

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,333,516 and 10,261,288 shares outstanding, respectively	1,034	1,026
Additional paid-in capital	298,876,399	297,591,034
Accumulated deficit	(289,341,503)	(280,845,882)
Accumulated other comprehensive loss	(845,314)	(2,378,065)
Total equity	8,690,616	14,368,113
Total liabilities and stockholders’ equity	$52,319,323	$54,030,451

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Revenues:
Products	$378,493	$666,536
Monitoring services	25,684,097	20,067,966
Other	1,131,217	58,213
Total revenues	27,193,807	20,792,715

Cost of revenues:
Products	559,887	518,155
Monitoring and other related services	7,883,905	6,071,018
Depreciation and amortization included in cost of revenues	2,009,437	1,467,410
Impairment of monitoring equipment and parts (Note2)	80,000	225,523
Total cost of revenues	10,533,229	8,282,106

Gross profit	16,660,578	12,510,609

Operating expenses:
General & administrative	14,712,650	14,057,657
Selling & marketing	2,269,233	2,183,688
Research & development	2,627,228	1,562,566
Depreciation & amortization	2,709,918	2,932,172
Loss from operations	(5,658,451)	(8,225,474)

Other income (expense):
Gain/loss on disposal of equipment	15,655	339,858
Interest income	114,235	148,795
Interest expense	(2,829,003)	(2,690,404)
Currency exchange rate loss	(151,258)	(214,402)
Disgorgement funds received (note 5)	-	4,915,236
Other income/expense, net	13,201	78,046
Net loss before tax	(8,495,621)	(5,648,345)
Income Tax	-	(20,356)
Net loss attributable to common shareholders	(8,495,621)	(5,668,701)
Foreign currency translation adjustments	1,532,751	(2,106,111)
Comprehensive loss	$(6,962,870)	$(7,774,812)
Net loss per common share, basic and diluted	$(0.83)	$(0.56)
Weighted average common shares outstanding, basic and diluted	10,285,947	10,159,000

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2016

	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance as of October 1, 2014	10,093,130	$1,009	$295,364,173	$(275,177,181)	$(271,954)	$19,916,047

Issuance of Common Stock for:
Acquisitions of subsidiaries	98,777	10	1,148,731	-	-	1,148,741
Services	28,753	3	306,574	-	-	306,577
Board of director fees	40,628	4	438,413	-	-	438,417

Vesting of stock options	-	-	258,731	-	-	258,731

Cash paid for repurchase of Series D preferred stock warrants	-	-	(10,500)	-	-	(10,500)

Issuance of Common Stock warrants for Board of Director fees	-	-	84,912	-	-	84,912

Foreign currency translation adjustments	-	-	-	-	(2,106,111)	(2,106,111)

Net loss	-	-	-	(5,668,701)	-	(5,668,701)

Balance as of September 30, 2015	10,261,288	$1,026	$297,591,034	$(280,845,882)	$(2,378,065)	$14,368,113

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2016 (continued)

	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance as of October 1, 2015	10,261,288	$1,026	$297,591,034	$(280,845,882)	$(2,378,065)	$14,368,113

Issuance of Common Stock for:
Recognition of milestone achievement	32,490	3	211,528	-	-	211,531
Services	26,674	3	259,378	-	-	259,381
Board of director fees	13,064	2	97,167	-	-	97,169

Vesting of stock options	-	-	300,873	-	-	300,873

Issuance of Common Stock warrants for Board of Director fees	-	-	416,419	-	-	416,419

Foreign currency translation adjustments	-	-	-	-	1,532,751	1,532,751

Net loss	-	-	-	(8,495,621)	-	(8,495,621)

Balance as of September 30, 2016	10,333,516	$1,034	$298,876,399	$(289,341,503)	$(845,314)	$8,690,616

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net Loss	$(8,495,621)	$(5,668,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,719,355	4,399,582
Impairment of monitoring equipment and parts	80,000	225,523
Bad debt expense	1,996,348	504,451
Accretion of debt discount	222,973	346,257
Stock based compensation	1,353,295	1,662,883
Vesting and re-pricing of stock options	-	39,929
Gain/Loss on disposal of property and equipment	39,290	(339,858)
Gain/Loss on disposal of monitoring equipment included on cost of sales	90,838	112,177
Change in assets and liabilities:
Accounts receivable, net	(2,718,115)	(2,751,598)
Notes receivable	(28,299)	(32,470)
Inventories	258,519	(300,865)
Prepaid expenses and other assets	190,951	170,094
Accounts payable, accrued expenses and other	3,198,029	717,371
Net cash provided by (used in) operating activities	907,563	(915,225)

Cash flow from investing activities:
Purchase of property and equipment	(105,121)	(265,065)
Capitalized software	(2,090,962)	(567,287)
Purchase of monitoring equipment and parts	(2,861,100)	(1,201,200)
Leasehold improvements	-	(422,544)
Payment related to acquisition	-	(1,782,849)
Net cash used in investing activities	(5,057,183)	(4,238,945)

Cash flow from financing activities:
Principal payments on related-party notes payable	-	(2,700,000)
Proceeds from notes payable	2,000,000	4,077,778
Principal payments on notes payable	(1,021,832)	(2,353,989)
Repurchase of Series D Convertible preferred stock and options	-	(10,500)
Net cash provided by (used in) financing activities	978,168	(986,711)

Effect of exchange rate changes on cash	38,328	(57,896)

Net decrease in cash	(3,133,124)	(6,198,777)
Cash, beginning of year	4,903,045	11,101,822
Cash, end of year	$1,769,921	$4,903,045

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Cash paid for interest	$15,408	$236,671

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants for accrued Board of Director fees	416,419	84,912
Issuance of common shares for the acquisition of a subsidiary	-	531,900
Issuance of common shares in recognition of certain milestone achievements	(211,528)	(668,590)
Stock payable recognized in connection with the acquisition of subsidiaries	-	1,170,000

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Organization and Nature of Operations

General

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a PaaS business model. Currently, the Company deploys offender based management services that combines patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

(2)
Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Track Group, Inc. and its subsidiaries. The Company acquired one subsidiary during the year ended September 30, 2015 (see Note 3 “Acquisitions” below). All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the exchange rate prevailing at September 30, 2016. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

Other Intangible Assets

Other intangible assets principally consist of patents, royalty purchase agreements, developed technology acquired, customer relationships, trade name, capitalized software development costs, and capitalized website development costs. The Company accounts for other intangible assets in accordance with generally accepted accounting principles and does not amortize intangible assets with indefinite lives. The Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives, which range from three to ten years. The Company’s intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate possible impairment.

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

We had sales to entities, one of which represents more than ten percent of gross revenues as follows for the years ended September 30, 2016 and 2015.

	2016	%	2015	%

Customer A	$7,543,116	28%	$3,930,167	19%

Customer B	$2,013,929	7%	$-	0%

Customer C	$1,449,500	5%	$1,437,033	7%

Customer D	$1,178,439	4%	$1,535,203	7%

No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2016 or 2015. In October 2016, one of these customers, which accounted for 5% our 2016 revenue, gave notice of non-renewal effective on November 19, 2016 (See Note 13).

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2016 and 2015, respectively, are shown in the table below:

	2016	%	2015	%

Customer A	$2,476,168	36%	$1,127,044	19%

Customer B	$899,428	13%	$-	0%

Customer C	$1,151,859	17%	$900,834	15%

Customer D	$512,800	7%	$498,944	8%

Based upon the expected collectability of its accounts receivable, the Company maintains an allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $1,336,787 and $3,812,911 of cash deposits in excess of federally insured limits as of September 30, 2016 and 2015, respectively.

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

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but had entered into an agreement with one of its customers during the fiscal year ended September 30, 2012. Payments under the note are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note. The note requires monthly payments of $15,000 and matured in May 2014. The note is currently in default and accrues interest at a rate of 17% per annum. As of September 30, 2016, the outstanding balance of the note was $120,824 and $113,908 of accrued interest. As of June 30, 2016, the Company no longer accrues interest on the note.

Inventory

Inventory is valued at the lower of the cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on the estimated net realizable value, which generally is the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values. The Company impaired its inventory by $80,000 and $225,523 during the fiscal years ended September 30, 2016 and 2015, respectively.

Inventory consists of finished goods that are sold to customers and used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2016 and 2015, respectively, inventory consisted of the following:

	2016	2015
Finished goods inventory	$620,001	$967,414
Reserve for damaged or obsolete inventory	(98,150)	(225,900)
Total inventory, net of reserves	$521,851	$741,514

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

Property and equipment consisted of the following as of September 30, 2016 and 2015, respectively:

	2016	2015
Equipment, software and tooling	$1,028,173	$2,823,685
Automobiles	87,313	33,466
Leasehold improvements	1,279,500	1,351,017
Furniture and fixtures	252,864	311,628
Total property and equipment before accumulated depreciation	2,647,850	4,519,796
Accumulated depreciation	(1,421,389)	(2,822,166)
Property and equipment, net of accumulated depreciation	$1,226,461	$1,697,630

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. In 2016, we evaluated property and equipment that has become fully depreciated and wrote-off $1,842,321 of fully depreciated assets that were no longer in service. During the fiscal years ended September 30, 2016 and 2015, the Company recognized no losses on the disposal of property and equipment.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2016 and 2015 was $609,036 and $693,635, respectively.

Monitoring Equipment

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under operating lease arrangements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of three years. Monitoring equipment as of September 30, 2016 and 2015 is as follows:

	2016	2015
Monitoring equipment	$7,796,191	$5,010,075
Less: accumulated amortization	(3,438,074)	(2,225,480)
Monitoring equipment, net of accumulated depreciation	$4,358,117	$2,784,595

Amortization expense for the fiscal years ended September 30, 2016 and 2015 was $1,559,437 and $1,017,409, respectively. These expenses were classified as a cost of revenues.

Monitoring equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell. During the fiscal years ended September 30, 2016 and 2015, the Company disposed of leased monitoring equipment and parts of $90,838 and $112,177, respectively.

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

Geographical Information

The Company recognized revenues from international sources from its products and monitoring services. Revenues are attributed to the geographic areas based on the location of the customers purchasing and leasing the products. The revenues recognized by geographic area for the fiscal years ended September 30, 2016 and 2015, are as follows:

	Fiscal Years Ended
	September 30,
Country	2016	2015
United States of America	$17,663,567	$13,700,218
Latin American countries	7,717,399	3,930,167
Caribbean countries and commonwealths	1,546,359	2,972,235
Other foreign countries	266,482	190,095
Total	$27,193,807	$20,792,715

The long-lived assets, net of accumulated depreciation and amortization, used in the generation of revenues by geographic area as of September 30, 2016 and 2015, were as follows:

	Net Property and Equipment		Net Monitoring Equipment
	2016	2015	2016	2015
United States of America	$284,768	$501,543	$2,912,328	$1,747,174
Latin American countries	925,039	1,087,629	1,445,789	1,032,804
Other foreign countries	16,654	108,458	-	4,617
Total	$1,226,461	$1,697,630	$4,358,117	$2,784,595

Research and Development Costs

During the fiscal year ended September 30, 2016, we incurred research and development expense of $2,627,228 compared to those costs recognized during fiscal year 2015 totaling $1,562,566. The $1,064,662 increase in research and development cost reflect increased research and development costs to streamline our device hardware and enhance both the firmware and software of our devices. The Company is currently significantly enhancing its software platform.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2016 and 2015 was $19,440 and $103,506, respectively.

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2016 and September 30, 2015, the Company did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company's Common Stock, par value $0.0001 per share (“Common Stock”), and shares issuable upon conversion of preferred stock. As of September 30, 2016 and 2015, there were 504,991 and 381,656 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2016 and 2015 consisted of the following:

	2016	2015
Exercise of outstanding Common Stock options and warrants	504,991	381,656
Exercise and conversion of outstanding Series D preferred stock warrants	-	-
Total Common Stock equivalents	504,991	381,656

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The adoption of the new standard is required in 2019. Management is currently evaluating the impact that this amendment will have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12. The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Management is currently evaluating the impact that this amendment will have on its consolidated financial statements.

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

(3)              Acquisitions

Track Group Analytics Limited

On November 26, 2014 (the “Closing Date”), the Company entered into a Share Purchase Agreement (the “TGA Purchase Agreement”) to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4.6 million (the “TGA Acquisition”), of which CAD$2.0 million was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 will be paid to the former TGA shareholders in shares of Common Stock of which one-half of the shares will be issued on the one-year anniversary of the Closing Date and the balance on the two-year anniversary of the Closing Date; and (ii) the CAD$2.0 million will be paid to the former TGA shareholders in shares of Common Stock over a two-year period beginning on the Closing Date, upon the achievement of certain milestones set forth in the TGA Purchase Agreement. As of September 30, 2015, the Company had issued 38,499 shares of Common Stock in connection to this acquisition and 63,777 shares of Common Stock to the TGA shareholders upon achieving certain performance milestones. For the twelve months ended September 30, 2016, the Company issued 32,490 shares of Common Stock to the TGA shareholders upon achieving performance milestones.

During the third quarter of fiscal 2015, the Company received the final valuation report for the TGA Acquisition. Our Consolidated Balance Sheet at June 30, 2015 was retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations (“ASC 805”). The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to goodwill by $2,384,000 and other intangibles by $1,817,000. The $1.653 million in goodwill recognized as a result of this acquisition is not deductible for income tax purposes. The Company included in its financial statements revenues generated by Track Group Analytics of $178,796 for the year ended September 30, 2016.

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

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for the year ended September 30, 2015 gives effect to the acquisition described herein as, if the acquisition had occurred on October 1, 2014. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

2015

Revenues	$21,137,315
Loss from operations	(8,380,490)
Net loss attributable to the Company	(5,421,800)
Basic income per share	(0.53)
Diluted income per share	(0.53)
Net loss attributable to common shareholders	(5,421,800)
Basic income per share	(0.53)
Diluted income per share	$(0.53)

(4)
Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2016 and 2015:

	2016	2015
Accrued royalties	$16,977	$7,077
Accrued payroll, taxes and employee benefits	1,424,812	1,154,168
Accrued consulting	123,114	367,906
Accrued taxes - foreign and domestic	311,614	93,407
Accrued settlement costs	35,000	30,000
Accrued board of directors fees	96,000	248,830
Accrued other expenses	93,553	69,478
Accrued legal costs	14,548	50,000
Accrued cellular costs	84	20,000
Accrued outside services	13,768	32,067
Accrued warranty and manufacturing costs	103,441	39,050
Accrued interest	1,743,281	593,420
Total accrued expenses	$3,976,192	$2,705,403

(5)
Certain Relationships and Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended September 30, 2016 and 2015. These transactions consist mainly of financing transactions and service agreements. Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

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

Related-Party Loan Agreement

On September 25, 2015, the Company entered into a loan agreement with one of the Company’s related parties, Sapinda Asia to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the loan agreement, available funds may be drawn down at the Company’s request at any time until the loan agreement matures on September 30, 2017, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the loan agreement prior to the maturity date without penalties or fees. No funds had been requested on this line of credit as of September 30, 2016.

Stock Payable – Related Party

In connection with the acquisitions during 2014 and 2015 described under Note 3 above, the Company recognized a liability for stock payable to the Sellers of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:
	Sept. 30, 2016	Sept. 30, 2015
Beginning balance	$3,501,410	$3,000,000
Stock payable resulting from the acquisition of Track Group Analytics	-	1,170,000
Payment of shares for achieving performance milestones	(211,531)	(668,590)
Ending balance	$3,289,879	$3,501,410

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	Sept. 30, 2016	Sept. 30, 2015

Related party loan with an interest rate of 3% and 8% per annum for undrawn and borrowed funds, respectively. Principal and interest due September 30, 2017.	$3,399,644	-
Total related-party debt obligations	$3,399,644	$-

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

(6)              Debt Obligations

Debt obligations as of September 30, 2016 and 2015 consisted of the following:
	2016	2015

Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2M origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of September 30, 2016, the remaining debt discount was $408,784.	$29,991,216	$29,768,243

Loan Agreement whereby the Company can borrow up to $5 million at 8% per annum on borrowed funds maturing on September 30, 2017.	3,399,644	-

The Company entered into an agreement whereby the Company was granted a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents with an entity. The Company agreed to pay $4,500,000 over two years or $187,500 per month through February 2016.	-	937,500

Non-interest bearing notes payable to a governmental agency assumed in conjunction with the G2 acquisition.	182,002	254,917

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	18,673	24,754

Total debt obligations	33,591,535	30,985,414
Less current portion	(3,245,732)	(796,225)
Long-term debt, net of current portion	$30,345,803	$30,189,189

The following table summarizes the Company’s future maturities of debt and related party obligations as of September 30, 2016:

Fiscal Year	Total
2017	$3,245,732
2018	30,269,844
2019	42,250
2020	32,797
2021 & thereafter	912
Debt discount	(408,784)
Total	$33,182,751

The following table summarizes the Company’s capital lease obligation included in the schedules of debt and debt obligations above as of September 30, 2016:

Fiscal Year	Total
2017	$4,440
2018	4,440
2019	4,440
2020	4,440
Thereafter	913
Total minimum lease payments	18,673
Less: amount representing interest	(3,705)
Present value of net minimum lease payments	14,968
Less: current portion	(4,440)
Obligation under capital leases - long-term	$10,528

As of September 30, 2016 and 2015, the Company had total capital lease obligations of $14,968 and $18,363, the current portion being $4,440 and $4,440, respectively. At September 30, 2016 and 2015, accumulated amortization of assets under capital leases was $79,300 and $75,702, respectively.

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

Series D Convertible Preferred Stock

The Company has designated 85,000 shares of its stock as Series D preferred stock (“Series D Preferred”). During the year ended September 30, 2016 and 2015, the Company did not issue any new shares of Series D Preferred. At September 30, 2016, there were no shares of Series D Preferred issued and outstanding, as the remaining shares of Series D Preferred were repurchased during fiscal 2014, when the Company exchanged the remaining 207 shares of Series D Preferred issued and outstanding for 16,907 shares of Common Stock, as discussed below. Additionally, the Company repurchased 42,000 warrants to purchase shares of Series D Preferred for $10,500 during the year ended September 30, 2015. As a result of these transactions, there were no shares of Series D Preferred or options to purchase Series D Preferred shares outstanding at September 30, 2015.

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

During the year ended September 30, 2015, the Company issued 1,249 shares of Common Stock to pay $24,012 of accrued dividends on the Series D Preferred earned during the nine months ended 2014. No similar transactions occurred during the year ended September 30, 2016.

Convertibility.  Each share of Series D preferred stock may be converted into thirty (30) shares of Common Stock, commencing 90 days after the date of issue. During the year ended September 30, 2014, 207 shares of Series D Preferred were converted into 16,907 shares of Common Stock. No similar transactions occurred during the year ended September 30, 2016. As of September 30, 2016, there were no shares of Series D Preferred outstanding.

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

Series D Preferred Stock Warrants.  During the year ended September 30, 2015, the Company purchased 42,000 warrants to purchase Series D Preferred shares for $10,500 in cash. As of September 30, 2016 and 2015, zero warrants to purchase Series D preferred stock were issued and outstanding. During the fiscal years ended September 30, 2016 and 2015, no shares of Series D Preferred or warrants were issued or exercised.

(8)
Common Stock

Common Stock Issuances

During the fiscal year ended September 30, 2016, the Company issued 72,228 shares of Common Stock. Of these shares, 26,674 shares were issued for services rendered to the Company valued at $259,380; 32,490 shares valued at $211,531 were issued in connection with the acquisition of a subsidiary and for that subsidiary meeting performance milestones; and 13,064 shares were issued to pay Board of Director fees of $97,168. See Note 9 for additional Common Stock issued under the 2012 Equity Compensation Plan.

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

(9)
Stock Options and Warrants

Stock Incentive Plan

At the Annual Meeting of Shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), and at the Annual Meeting of Shareholders on May 19, 2015, the Company’s shareholders approved an amendment increasing the number of shares of Common Stock available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. A total of 803,262 shares are authorized for issuance pursuant to awards granted under the 2012 Plan. During the fiscal years ended September 30, 2016 and 2015, there were options to purchase 146,362 and 137,166 shares of Common Stock were issued under this 2012 Plan. During the year ended September 30, 2016, we issued 43,278 shares of Common Stock under this plan. Of the 43,278 shares of Common Stock issued during 2016, 23,674 shares valued at $238,080 were issued in accordance with an employee long-term incentive plan. Over the course of the next year, the Company will recognize approximately $164,400 in compensation expense associated with unvested stock awards under this employee long-term incentive plan. All shares issued under this employee long-term incentive plan are issued from the 2012 Plan. As of September 30, 2016, 302,507 shares of Common Stock were available for future grants under the 2012 Plan.

All Options and Warrants

During the fiscal year ended September 30, 2016, the Company granted 146,362 warrants to members of its Board of Directors, valued at $402,593. As of September 30, 2016, $68,217 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

During the fiscal year ended September 30, 2015, the Company granted 137,166 warrants to members of its Board of Directors, valued at $389,380. As of September 30, 2015, $266,396 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2016 and 2015 using the Black-Scholes model, respectively:

	Fiscal Years Ended
	September 30,
	2016	2015
Expected stock price volatility	92%	51%
Risk-free interest rate	0.74%	0.30%
Expected life of options	2 Years	2 Years

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

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2016 and 2015 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2014	305,251	$15.71	1.05 years	$487,402
Granted	137,166	$11.17
Expired	(60,761)	$24.75
Exercised	-	$-
Outstanding as of September 30, 2015	381,656	$13.28	1.38 years	$-
Granted	146,362	$6.15
Expired	(23,027)	$10.55
Exercised	-	$-
Outstanding as of September 30, 2016	504,991	$10.78	1.15 years	$182,095
Exercisable as of September 30, 2016	504,991	$10.78	1.15 years	$182,095

The fiscal year end intrinsic values are based on a September 30, 2016 closing price of $7.20 per share.

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

For the fiscal years ended September 30, 2016 and 2015, the Company incurred net losses for income tax purposes of $8,495,621 and $5,648,369, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2016, the Company had net carryforwards available to offset future taxable income of approximately $152,000,000, which will begin to expire in 2018. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all of its U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of its U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the year ended September 30, 2016, or on the Company’s net deferred tax asset as of September 30, 2016.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2016	2015
Net loss carryforwards	$56,716,000	$52,797,000
Accruals and reserves	1,013,000	410,000
Contributions	24,000	23,000
Depreciation	(470,000)	(326,000)
Stock-based compensation	577,000	714,000
Valuation allowance	(57,860,000)	(53,618,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2016 and 2015 are as follows:

	Fiscal Years Ended
	September 30,
	2016	2015
Federal income tax benefit at statutory rate	$2,889,000	$1,920,000
State income tax benefit, net of federal income tax effect	280,000	186,000
Change in estimated tax rate and gain (loss) on non-deductible expenses	1,073,000	(5,771,000)
Change in valuation allowance	(4,242,000)	3,665,000
Benefit for income taxes	$-	$-

During the fiscal year ended September 30, 2014, the Company began recognizing revenues from international sources from its products and monitoring services. During the fiscal year ended September 30, 2014, the Company began recognizing a liability for value-added taxes, which will be due upon collection. At September 30, 2016, the Company had a net receivable related to payments on VAT tax of $137,210.

The Company’s open tax years for its federal and state income tax returns are for the tax years ended September 30, 2012 through September 30, 2016.

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

Lazar Leybovich et al. v. SecureAlert, Inc.  On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The plaintiffs subsequently withdrew the complaint. The plaintiffs filed an amended complaint on November 15, 2012. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for summary judgment. The plaintiffs filed a notice of appeal on June 1, 2016 challenging the court’s ruling on the motion for summary judgment.

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

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016 the Company filed a complaint in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas. We believe we will be successful in this action to recover the unpaid balance and interest under the loan agreement and promissory note.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The Company is confident it will be successful in the arbitration.

John Merrill v. Track Group, Inc. and Guy Dubois On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. We believe the allegations and claims are unfounded, are without merit, and provide the basis for counterclaims against Mr. Merrill. We intend to defend the case vigorously and believe the probability of incurring a material loss to be remote.

Operating Lease Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2016:

Fiscal Year	Total

2017	$389,881
2018	126,738
2019	100,960
Thereafter	95,907
Total	$713,486

The total operating lease obligations of $713,486, related to facilities operating leases. During the years ended September 30, 2016 and 2015, the Company paid $543,068 and $589,809, in lease payment obligations, respectively.

Intellectual Property Settlement

In January 2010, the Company entered into an intellectual property settlement agreement with an entity whereby the Company agreed to begin paying the greater of a 6% royalty or $0.35 per activated device of monitoring revenues, subject to certain adjustments. The Company and other party disagreed with the methodology used to calculate such royalty; litigation was commenced by the Company in December 2013 to resolve the matter. During the year ended September 30, 2013, the Company negotiated a settlement of this litigation. Under the terms of the settlement, both parties restructured their relationship and provided reciprocal licenses for all patents listed in the settlement agreement effective January 29, 2010. In addition, each party provided the other with a reciprocal license for future patents awarded the respective party. The Company also agreed to pay the entity a total of $4,500,000 in 24 equal monthly installments of $187,500 in exchange for the granting of a non-exclusive, irrevocable, perpetual and royalty-free license to certain patents held by the entity.

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

(12)           Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2016 and 2015, respectively:

2016	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patent & royalty agreements	7.99	$21,170,565	$(5,078,709)	$16,091,856
Developed technology	7.50	9,651,074	(2,187,825)	7,463,249
Customer relationships	8.06	2,555,086	(708,494)	1,846,592
Trade name	9.56	319,383	(213,638)	105,745
Website	3.00	78,201	(44,993)	33,208
Total		$33,774,309	$(8,233,659)	$25,540,650

2015	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patent & royalty agreements	7.99	$21,170,565	$(3,742,188)	$17,428,377
Developed technology	8.11	7,442,186	(1,291,876)	6,150,310
Customer relationships	8.05	2,538,496	(387,385)	2,151,111
Trade name	9.55	310,762	(190,064)	120,698
Website	3.00	50,386	(16,795)	33,591
Total		$31,512,395	$(5,628,308)	$25,884,087

The intangible assets summarized above were purchased on various dates from January 2010 through December 31, 2014. The assets have useful lives ranging from three to ten years. Amortization expense for the years ended September 30, 2016 and 2015 was $2,550,882 and $2,688,537, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2016:

Fiscal Year	Amortization	Patent	STOP Royalty
2017	$3,031,881	$5,556	$450,000
2018	3,008,694	5,556	450,000
2019	2,999,980	1,851	450,000
2020	2,908,498	-	450,000
2021	2,705,052	-	450,000
Thereafter	10,886,545	-	1,087,500
Total	$25,540,650	$12,963	$3,337,500

Goodwill – During the year ended September 30, 2016, the Company recognized goodwill as a result of acquisitions discussed in the Acquisitions footnote. In accordance with accounting principles generally accepted in the United States of America the Company does not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company evaluated the goodwill for impairment as of September 30, 2016. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30 consisted of the following:
	September 30,
	2016	2015
Balance - beginning of year	$7,782,903	$6,577,609
Additions resulting from acquisitions:
Acquisition of Track Group Analytics Limited	-	1,653,815
Effect of foreign currency translation on goodwill	172,973	(448,521)
Balance - end of year	$7,955,876	$7,782,903

(13)           Subsequent Events

On October 19, 2016 the Company received a notice of non-renewal of the Agreement for Extended Monitoring and Associated Serviced dated November 19, 2013 between I.C.S. of the Bahamas. Ltd., and the Company and International Surveillance Services Corp. and the Ministry of National Security of the Government of the Bahamas. The contract had been on a month-to-month status since November 19, 2013 and subject to a 30-day notice of termination. The contract formally ended on November 18, 2016. The Company expects all of its GPS monitoring equipment to be returned.

On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. We believe the allegations and claims are unfounded, are without merit, and provide the basis for counterclaims against Mr. Merrill. We intend to defend the case vigorously and believe the probability of incurring a material loss to be remote.

On December 16, 2016, the Company announced the appointment of Peter K. Poli, as the Company’s Chief Financial Officer, effective January 6, 2017. Before joining the Company, Mr. Poli served as the Chief Financial Officer of Grand Banks Yachts Limited from August 18, 2014 through December 31, 2015. In addition, he served as an Executive Director of Grand Banks Yachts from March 31, 2008 through October 28, 2015. Refer to the Company’s Current Report on Form 8K, filed December 16, 2016 for further details.

Management has reviewed and evaluated additional subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K and determined that, other than as disclosed above, no subsequent events occurred.