Form 10-Q
period 2016-12-31
Track Group, Inc.
filed 2017-02-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153

Track Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0543981
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification Number)

1215 W. Lakeview Court, Romeoville, Il. 60446
(Address of principal executive offices) (Zip Code)

(877) 260-2010
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as of February 6, 2017 was 10,344,118.

Track Group, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2016

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Assets	2016	2016
Current assets:	(Unaudited)
Cash	$2,486,390	$1,769,921
Accounts receivable, net of allowance for doubtful accounts of $2,695,060 and $2,335,508, respectively	5,920,597	6,894,095
Note receivable, current	334,733	334,733
Prepaid expenses and other	515,000	816,708
Inventory, net of reserves of $98,150 and $98,150, respectively	464,151	521,851
Total current assets	9,720,871	10,337,308
Property and equipment, net of accumulated depreciation of $1,503,512 and $1,421,389, respectively	1,075,212	1,226,461
Monitoring equipment, net of accumulated amortization of $3,535,297 and $3,438,074, respectively	4,583,890	4,358,117
Intangible assets, net of accumulated amortization of $8,821,745 and $8,233,659, respectively	25,286,897	25,540,650
Goodwill	7,841,220	7,955,876
Other assets	3,016,318	2,900,911
Total assets	$51,524,408	$52,319,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,263,481	2,771,101
Accrued liabilities	5,637,673	3,976,192
Current portion of long-term debt, net of discount of $222,973 and $222,973, respectively	3,245,732	3,245,732
Total current liabilities	12,146,886	9,993,025
Stock payable - related party	3,289,879	3,289,879
Long-term debt, net of current portion and discount of $130,068 and $185,811, respectively	30,379,358	30,345,803
Total Liabilities	45,816,123	43,628,707

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,333,516 outstanding at December 31 and September 30, 2016	1,034	1,034
Additional paid-in capital	299,001,399	298,876,399
Accumulated deficit	(291,955,262)	(289,341,503)
Accumulated other comprehensive income	(1,338,886)	(845,314)
Total equity	5,708,285	8,690,616
Total liabilities and stockholders’ equity	$51,524,408	$52,319,323

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenues:
Monitoring services	$7,265,013	$5,957,426
Other	406,477	360,178
Total revenues	7,671,490	6,317,604

Cost of revenues:
Monitoring, products and other related services	2,933,622	1,880,212
Depreciation & amortization included in cost of revenues	445,493	488,967
Impairment of monitoring equipment and parts	74,787	60,000
Total cost of revenues	3,453,902	2,429,179

Gross profit	4,217,588	3,888,425

Operating expenses:
General & administrative	3,768,099	3,411,643
Restructuring costs	566,330	-
Selling & marketing	627,749	620,029
Research & development	530,806	547,159
Depreciation & amortization	575,111	700,035
Total operating expenses	6,068,095	5,278,866
Loss from operations	(1,850,507)	(1,390,441)

Other income (expense):
Loss on disposal of equipment	-	(33,805)
Interest expense, net	(647,103)	(694,508)
Currency exchange rate loss	(116,442)	(18,149)
Other income, net	293	9,665
Net loss attributable to common shareholders	(2,613,759)	(2,127,238)
Foreign currency translation adjustments	(493,572)	215,095
Comprehensive loss	$(3,107,331)	$(1,912,143)
Net loss per common share, basic and diluted	$(0.25)	$(0.21)
Weighted average common shares outstanding, basic and diluted	10,333,516	10,261,288

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,613,759)	$(2,127,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,020,604	1,189,003
Impairment of monitoring equipment and parts	74,787	60,000
Bad debt expense	359,551	199,854
Amortization of debt discount	55,743	55,743
Stock based compensation	225,374	159,469
Vesting and re-pricing of stock options	-	196,114
Loss on disposal of property and equipment	-	33,805
Change in assets and liabilities:
Accounts receivable, net	660,834	(836,330)
Notes receivable	-	(9,099)
Inventories	57,700	131,348
Prepaid expenses and other assets	149,428	(76,313)
Accounts payable	684,987	146,921
Accrued expenses	1,461,547	418,593
Net cash provided by (used in) operating activities	2,136,796	(458,130)

Cash flow from investing activities:
Purchase of property and equipment	(12,762)	(46,970)
Capitalized software	(570,093)	(442,578)
Purchase of monitoring equipment and parts	(818,600)	(898,500)
Net cash used in investing activities	(1,401,455)	(1,388,048)

Cash flow from financing activities:
Principal payments on notes payable	(17,266)	(587,608)
Net cash used in financing activities	(17,266)	(587,608)

Effect of exchange rate changes on cash	(1,606)	3,766

Net increase (decrease) in cash	716,469	(2,430,020)
Cash, beginning of period	1,769,921	4,903,045
Cash, end of period	$2,486,390	$2,473,025

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2016, and results of its operations for the three months ended December 31, 2016. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The results of operations for the three months ended December 31, 2016 may not be indicative of the results for the fiscal year ending September 30, 2017.

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year presentation.

(2)  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Track Group and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. Certain prior year amounts on the consolidated statement of operations have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported results.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, (“ASU 2016-10”). This update was intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date for ASU 2016-10 is the same as Topic 606, which begins for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact of the pending adoption of ASU 2016-10 on the Company’s consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. The new guidance is effective for our annual period beginning September 30, 2017, and all annual and interim periods thereafter. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. The Company recorded $74,787 and $60,000 of impairment expenses related to monitoring equipment for the three months ended December 31, 2016 and 2015, respectively.

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

Contingent Consideration

In certain acquisitions, the Company has agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain future goals which may include revenue milestones, new customer accounts, and earnings targets. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled. If there is too much uncertainty surrounding the value of contingent consideration, then the Company’s policy is to wait until the end of the measurement period before making an adjustment.

(6)  ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at December 31, 2016.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of December 31, 2016 and 2015, there were 526,901 and 411,390 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three months ended December 31, 2016 and 2015, respectively as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
Exercise of outstanding common stock options and warrants	526,901	411,390
Total common stock equivalents	526,901	411,390

(8)  ACQUISITION

Track Group Analytics Limited

On November 26, 2014, the Company entered into a Share Purchase Agreement to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4,600,000 (the “TGA Acquisition”), of which CAD$2,000,000 was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 to the former TGA shareholders in shares of common stock of which one-half of the shares were issued on the one-year anniversary of the closing and the balance was issued on the two-year anniversary of the closing; and (ii) up to CAD$2,000,000 to the former TGA shareholders in shares of common stock over a two-year period beginning as of the closing, subject to the achievement of certain milestones set forth in the purchase agreement. The Company has paid approximately USD$880,000 of milestone payments through stock issuances through December 31, 2016 and the final milestone payment of 10,602 shares of common stock was paid on January 31, 2017.

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

(9)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2016 and September 30, 2016, the outstanding balance of prepaid and other expenses was $515,000 and $816,708, respectively. The $515,000 as of December 31, 2016 is comprised largely of prepayments toward inventory purchases, vendor deposits and other prepaid supplier expenses.

(10)  INVENTORY

Inventory is valued at the lower of the cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on the estimated net realizable value, which generally is the item’s selling price. Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed and shipped ReliAlertTM, and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2016 and September 30, 2016, respectively, inventory consisted of the following:

	December 31,	September 30,
	2016	2016
Finished goods inventory	$562,301	$620,001
Reserve for damaged or obsolete inventory	(98,150)	(98,150)
Total inventory, net of reserves	$464,151	$521,851

(11)  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at December 31, 2016 and September 30, 2016, respectively:

	December 31,	September 30,
	2016	2016
Equipment, software and tooling	$1,003,659	$1,028,173
Automobiles	79,814	87,313
Leasehold improvements	1,245,329	1,279,500
Furniture and fixtures	249,921	252,864
Total property and equipment before accumulated depreciation	2,578,723	2,647,850
Accumulated depreciation	(1,503,512)	(1,421,389)
Property and equipment, net of accumulated depreciation	$1,075,211	$1,226,461

Property and equipment depreciation expense for the three months ended December 31, 2016 and 2015 was $50,291 and $176,088, respectively.

(12)  MONITORING EQUIPMENT

The following table summarizes monitoring equipment at December 31, 2016 and September 30, 2016, respectively:

	December 31,	September 30,
	2016	2016
Monitoring equipment	$8,119,187	$7,796,191
Less: accumulated amortization	(3,535,297)	(3,438,074)
Monitoring equipment, net of accumulated depreciation	$4,583,890	$4,358,117

The Company began leasing monitoring equipment to agencies for offender tracking in April 2006 under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of three to five years.

Amortization of monitoring equipment for the three months ended December 31, 2016 and 2015 was $332,993 and $376,467, respectively. These expenses were recognized in cost of revenues.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at December 31, 2016 and September 30, 2016, respectively:

	December 31, 2016	September 30, 2016
Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Technology	10,009,880	9,651,074
Customer relationships	2,535,721	2,555,086
Trade name	314,275	319,383
Website	78,201	78,201
Total intangible assets	34,108,642	33,774,309
Accumulated amortization	(8,821,745)	(8,233,659)
Intangible assets, net of accumulated amortization	$25,286,897	$25,540,650

The intangible assets summarized above were purchased on various dates from January 2010 through December 2016. The assets have useful lives ranging from three to ten years. Amortization expense of intangible assets for the three months ended December 31, 2016 and 2015 was $524,820 and $523,948, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at December 31, 2016 and September 30, 2016, respectively:

	December 31,	September 30,
	2016	2016
Balance - beginning of period	$7,955,876	$7,782,903
Effect of foreign currency translation on goodwill	(114,656)	172,973
Balance - end of period	$7,841,220	$7,955,876

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through December 31, 2016.

(15)  OTHER ASSETS

As of December 31, 2016 and September 30, 2016, the outstanding balance of other assets was $3,016,318 and $2,900,911, respectively. Other assets are comprised largely of a cash collateralized performance bond for an international customer. The Company anticipates this restricted cash will be unrestricted and available to the Company upon completion of its relationship with the customers, unless mutually agreed otherwise.

(16)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2016 and September 30, 2016:
	December 31,	September 30,
	2016	2016
Accrued royalties	$11,070	$16,977
Accrued payroll, taxes and employee benefits	1,772,606	1,424,812
Accrued consulting	96,708	123,114
Accrued taxes - foreign and domestic	115,824	311,614
Accrued board of directors fees	119,468	96,000
Accrued other expenses	156,880	143,101
Accrued cellular costs	77,280	84
Accrued outside services	216,413	13,768
Accrued restructuring costs	566,330	-
Accrued warranty and manufacturing costs	156,025	103,441
Accrued interest	2,349,069	1,743,281
Total accrued liabilities	$5,637,673	$3,976,192

(17)  RESTRUCTURING

In the first quarter of fiscal year 2017, the Company approved a plan to restructure its business (the “Restructuring Plan”) to streamline operations by consolidating its headquarters from Salt Lake City, Utah into its existing Chicagoland office. The Restructuring Plan, which is expected to be completed in fiscal 2017, also included outsourcing its monitoring center that allowed the Company to reduce its headcount significantly, lower future expenses and improve its ability to align workforce costs with customer demands. The Company recognized expenses for the Restructuring Plan of $566,330, including $448,330 of severance expense and $118,000 of lease and moving costs, all of which will be paid in fiscal 2017.

Total fiscal year 2017 restructuring charges and their utilization are summarized as follows:

	Employee -related	Other costs	Total
Liability at September 30, 2016	$-	$-	$-
Accrued	448,330	118,000	566,330
Payments	-	-	-
Liability at December 31, 2016	$448,330	$118,000	$566,330

(18)  DEBT OBLIGATIONS

On September 25, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda”) to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Loan Agreement matures on September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company did not draw on this line of credit nor did it pay any interest during the three months ended December 31, 2016. The undrawn balance of this line of credit at December 31, 2016 was $1,600,356.

On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III (the “Conrent Loan Agreement”). Under the Conrent Loan Agreement, the Company can borrow $5.0 million for working capital, repayment of debt, and operating purposes. When funded, the unsecured loan will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018. In addition, the Company anticipates paying the lender an arrangement fee of $112,500 when it receives proceeds from this loan. As of December 31, 2016, the Company had not received the funds under the Conrent Loan Agreement.

Debt obligations as of December 31, 2016 and September 30, 2016, respectively, are comprised of the following:
	December 31, 2016	September 30, 2016
Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of December 31, 2016, the remaining debt discount was $353,041. The Company did not pay interest on this loan during the three months ended December 31, 2016.	$30,046,959	$29,991,216

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2017.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	161,227	182,002

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	17,260	18,673

Total debt obligations	33,625,090	33,591,535
Less current portion	(3,245,732)	(3,245,732)
Long-term debt, net of current portion	$30,379,358	$30,345,803

The following table summarizes the Company’s future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2016:

Fiscal Year	Total
2017	$3,468,705
2018	30,448,018
2019	42,250
2020	19,158
2021 & thereafter	-
Debt discount	(353,041)
Total	$33,625,090

(19)  RELATED-PARTY TRANSACTIONS

Related-Party Loan Agreement

On September 25, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda”) to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Loan Agreement matures on September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company did not draw on this line of credit nor did it pay any interest during the three months ended December 31, 2016. The undrawn balance of this line of credit at December 31, 2016 was $1,600,356.

Stock Payable – Related Party

Changes in the stock payable liability are shown below:
	December 31,	September 30,
	2016	2016
Beginning balance	$3,289,879	$3,501,410
Payment of shares for achieving performance milestones	-	(211,531)
Ending balance	$3,289,879	$3,289,879

Shares of common stock valued at up to $3,000,000, included in the beginning balance shown above, can be earned by the former owner of GPS Global Tracking and Surveillance System, Ltd., now a wholly-owned subsidiary of the Company, subject to achieving certain milestones. The measurement period of the milestones ends April 1, 2017.

In connection with the acquisition of TGA (See Note 8), the Company recognized a liability for stock payable to the former owners of the entity acquired. In conjunction with the respective purchase agreements, shares of the Company’s common stock are payable based on the achievement of certain milestones on or before November 26, 2016. The final milestone payment of 10,602 shares of common stock related to the TGA acquisition was paid in the second fiscal quarter of 2017.

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

(20)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. During the three months ended December 31, 2016, the Company issued no additional shares of common stock. The Company accrued fees for payment to an individual for their services as a member of the Board of Directors in the fourth quarter 2016 that is expected to be issued as stock in 2017.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of December 31, 2016, there were no shares of preferred stock outstanding.

(21)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. As of December 31, 2016, 108,784 shares of common stock were available for future grants under the 2012 Plan.

 All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended December 31, 2016 and 2015, the Company granted 154,410 and 40,261 warrants to purchase shares of common stock. The warrants for Board members vest immediately and expire two years from grant date and warrants issued to employees vest annually over either a two to three year period and expire two years after the final vesting date of the grant. During the three months ended December 31, 2016, and December 31, 2015 no options were issued under the 2012 Plan. The Company recorded expense of $200,374 and $95,968 for the three months ended December 31, 2016 and 2015, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for three months ended December 31, 2016 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31
	2016	2015
Expected stock price volatility	119%	51%
Risk-free interest rate	0.60%	0.64%
Expected life of options/warrants	2 years	2 years

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

A summary of stock option activity for the three months ended December 31, 2016 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	504,991	$10.78	1.15 years	$182,095
Granted	154,410	$4.97
Expired/Cancelled	(32,500)	$(19.58)
Exercised	-	$-
Outstanding as of December 31, 2016	626,901	$8.90	1.34 years	$75,000
Exercisable as of December 31, 2016	526,901	$9.87	0.89 years	$-

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $4.50 at December 31, 2016.

(22)  INCOME TAXES

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

For the three months ended December 31, 2016 and 2015, the Company incurred net losses for income tax purposes of $2,613,759 and $2,127,238, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

(23)  COMMITMENTS AND CONTINGENCIES

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

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). We believe we will be successful in this action to for amounts owed under the loan agreement and promissory note; however, the Company may encounter challenges enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The Company is confident it will be successful in the arbitration; however, the Company may encounter challenges enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. We believe the allegations and claims are unfounded, are without merit, and we have submitted counterclaims against Mr. Merrill. We intend to defend the case vigorously and believe the probability of incurring a material loss to be remote.

(24)  SUBSEQUENT EVENTS
In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that no subsequent events have occurred that are reasonably likely to impact the financial statements.
_______________________________________________________________________________________________________________________________________

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2016, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “Track Group,” “we,” “our,” “us,” refer to Track Group, Inc., a Delaware corporation.

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

Our devices consist principally of the ReliAlert product line, which is supplemented by the ancillary Shadow and R.A.D.A.R product lines. These devices are generally leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

ReliAlert and Shadow.  Our tracking devices utilize patented technology and are securely attached around an offender’s ankle with a tamper resistant strap that cannot be adjusted or removed without detection, unless by a supervising officer, and which is activated through services provided by our monitoring centers. The ReliAlert and Shadow units are intelligent devices with integrated computer circuitry, utilizing both GPS and RF, and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing. The ReliAlert platform also incorporates voice communication technology that provides officers with 24/7/365 voice communication with the offenders. Both devices are FCC, CE and PTCRB certified and protected by numerous patents and trademarks.

R.A.D.A.R.  Our Real-Time Alcohol Detection and Recognition (R.A.D.A.R.) device is a comprehensive proprietary alcohol offender supervision and monitoring system with a fuel-cell based, breath-alcohol testing system that incorporates a number of safeguards to prevent tampering, including biometric user identification to provide accurate, actionable alcohol alerts. All breath-alcohol tests are time stamped and include a GPS fix. The web-enabled reporting center assures testing compliance with notifications via text or email.

Monitoring Center Services.  Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly-trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in the U.S. and Chile. In addition the Company has assisted in the establishment of monitoring centers for customers and local partners in other global locations. During the first and second fiscal quarters of 2017, the company has transitioned one of its monitoring centers to an independent vendor, whom we monitor closely. See Note 17 to the Condensed Consolidated Financial Statements.

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

Strategy

Our global growth strategy is to continue to expand service offerings on a subscription basis that empowers professionals in security, law enforcement, corrections and rehabilitation organizations worldwide with a single-sourced, real-time, end-to-end offender management solution that integrates reliable intervention technologies to support re-socialization, monitoring, and predictive analytics for offenders. To accomplish this objective, we have and will continue to innovate and grow our portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services. These include GPS, RF, drug and alcohol testing for offenders, and predictive analytics. Given the flexibility of our platform, our device technology, tracking, monitoring, and analytical capabilities, we believe that our solutions may apply to other industry verticals that require tracking, monitoring and predictive analytics such as those entities responsible for individuals on parole or bail.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. Such policies were unchanged during the three months ended December 31, 2016.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. We assess the reasonableness of our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, legal matters and income taxes. We base our estimates on historical experience as well as available current information on a regular basis. Management uses this information to form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2016, Compared to Three Months Ended December 31, 2015

Revenue

For the three months ended December 31, 2016, the Company recognized revenue from operations of $7,671,490 compared to $6,317,604 for the three months ended December 31, 2015, an increase of $1,353,886 or 21%. The increase in revenue was principally the result of (i) expansion and growth of offender monitoring in Chile, and (ii) increases in total growth of our North American monitoring operations driven by clients in Indiana and Virginia.

Other revenue for the three months ended December 31, 2016 increased to $406,477 from $360,178 in the same period in 2015 largely due to higher sales of consumable items. Notwithstanding, we will continue to focus on recurring subscription based opportunities and not equipment sales.

Cost of Revenue

During the three months ended December 31, 2016, cost of revenue totaled $3,453,902 compared to cost of revenue during the three months ended December 31, 2015 of $2,429,179, an increase of $1,024,723 or approximately 42%. The increase in cost of revenue was largely the result of increases in total monitoring and analytics activity, which drove up monitoring center personnel costs by $116,821, communication costs by $411,222, repairs and maintenance by $157,338, outside monitoring costs by $321,704 and other incremental revenue related costs.

 The Company is examining ways to lower device manufacturing costs and increase automation of our software system to offset other increases in cost of revenue. During the second fiscal quarter of 2017, the Company will complete the outsourcing of our monitoring centers to an independent vendor to lower monitoring costs.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2016 and 2015 totaled $445,493 and $488,967, respectively. Certain devices became fully depreciated in the first quarter of 2017. These costs represents depreciation of monitoring devices as well as the amortization of certain royalty agreements. Devices are depreciated over a three to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

Impairment cost for equipment and parts for the three months ended December 31, 2016 and 2015 were $74,787 and $60,000, respectively. These costs relate to disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the three months ended December 31, 2016, gross profit totaled $4,217,588, resulting in a gross margin of 55% compared to $3,888,425 or a gross margin of 62% during the three months ended December 31, 2015. The increase in absolute gross profit is due to higher overall revenues. The decrease in gross margin is due to the increase in certain aspects of cost of revenue, including communication costs, internal and external monitoring costs and repairs and maintenance.

General and Administrative Expense

During the three months ended December 31, 2016, general and administrative expense totaled $3,768,099 compared to $3,411,643 for the three months ended December 31, 2015. The increase of $356,456 or approximately 10% in general and administrative costs resulted largely from increases in bad debt expense, outside service fees, training and recruiting costs and board of director fees, partially offset by lower legal and professional fees and lower travel related expenses.

Restructuring Costs

During the three months ended December 31, 2016, we recorded $566,330 of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. (See Note 17 to the Condensed Consolidated Financial Statements).

Selling and Marketing Expense

During the three months ended December 31, 2016, selling and marketing expense increased to $627,749 compared to $620,029 for the three months ended December 31, 2015. The $7,720, or approximately 1% increase resulted from additional consulting and outside services, largely offset by lower wages and travel related expenses.

Research and Development Expense

During the three months ended December 31, 2016, research and development expense totaled $530,806 compared to $547,159 for the three months ended December 31, 2015, a decrease of $16,353 or approximately 3%. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $570,093 was capitalized as developed technology during the three months ended December 31, 2016 and $442,578 was capitalized in the three months ended December 31, 2015. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended December 31, 2016, depreciation and amortization expense totaled $575,111 compared to $700,035 for the three months ended December 31, 2015. The $124,924, or approximately 18% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Other Income and Expense

For the three months ended December 31, 2016, net interest expense was $647,103 compared to $694,508 for the three months ended December 31, 2015, a decrease of $47,405 or approximately 7%. The decrease in net interest expense resulted primarily from a penalty due from the lender under the agreement, partially offset interest payable on the undrawn funds of the agreement and interest expense on drawn funds for the three months ended December 31, 2016.

Net Loss

The Company had a net loss of $2,613,759 for the three months ended December 31, 2016, compared to a net loss of $2,127,238 for the three months ended December 31, 2015, an increase of $486,521. This increase in net loss is largely due to an increase in cost of revenues, restructuring costs and general and administrative costs.

Liquidity and Capital Resources

During prior fiscal years, the Company has supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of its shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. No such borrowings or sales of equity securities occurred during the three months ended December 31, 2016.

As of December 31, 2016, the Company had unrestricted cash of $2,486,390 and a working capital deficit of $2,426,015, compared to unrestricted cash of $1,769,921 and a working capital surplus of $344,283 as of September 30, 2016.

The Company provided $2,136,796 from operating activities during the three months ended December 31, 2016, compared to a use of funds of $458,130 in the three months ended December 31, 2015. The Company had a net loss of $2,613,759 for the three months ended December 31, 2016, which included certain non-cash items, such as depreciation and amortization, stock-based compensation, and bad debt expense. In addition accounts receivable was $660,834 lower and accounts payable and accrued expenses increased $2,144,520 for the three months ended December 31, 2016.

The Company used cash of $1,401,455 for investing activities during the three months ended December 31, 2016, compared to $1,388,048 of cash used in investing activities in the three months ended December 31, 2015. Cash used for investing activities was spent on significant enhancements of the Company’s next generation software platform and for purchases of monitoring and other equipment to meet demand during the three months ended December 31, 2016.

The Company used $17,266 of cash for financing activities during the three months ended December 31, 2016, compared to $587,608 in cash used in the three months ended December 31, 2015.

The Company's Restructuring Plan approved in the quarter ended December 31, 2016 is intended to reduce certain expenses, and reduce the Company's dependence on external sources of financing. While the Restructuring Plan is intended to result in a reduction in operating losses and cash used in operations, the Company currently remains dependent on external sources of financing to continue operations. As a result, management intends to pursue certain options to reduce its dependence on external sources of capital, which may include refinancing certain debt, extending debt maturities, converting certain debt to equity, selling certain non-core assets, and/or raising additional capital, although no assurances can be given that management will be successful in consummating any of the foregoing. In addition to the foregoing, the Company intends to meet its working capital requirements by (i) requesting advances under the Loan Agreement with Sapinda Asia Limited (“Sapinda”) (“Sapinda Loan Agreement”) and Loan Agreement with Conrent Invest S.A. (“Conrent”) (“Conrent Loan Agreement”), and (ii) further reducing operating and other costs under the Restructuring Plan; provided, however, advances under the Sapinda Loan Agreement and Conrent Loan Agreement may not be available to the Company. As of December 31, 2016, $3.4 million and $30.4 million were owed to Sapinda and Conrent under the Sapinda Loan Agreement and Conrent Loan Agreement (together, the “Loan Agreements”), respectively. Together with available cash and cash flow from operations, and assuming the Company is able to obtain further advances under the Loan Agreements, management believes that the Company may have adequate working capital to provide for its working capital requirements through the remainder of its fiscal year ending September 30, 2017, although no assurances can be given.

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

Foreign Currency Risks

We had $2,795,781 and $2,554,808 in revenue from sources outside the United States for the three months ended December 31, 2016 and 2015, respectively. Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we do receive payments in an equivalent value of foreign currencies which resulted in foreign exchange losses of $116,442 and $18,149 during the three months ended December 31, 2016 and 2015, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We did not use foreign currency exchange contracts or derivative financial instruments for trading or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other hedging instruments in order to minimize the effects of foreign currency exchange on our business.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There was no change in our internal control over financial reporting during our quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). We believe we will be successful in this action to for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. We believe the allegations and claims are unfounded, are without merit, and we have submitted counterclaims against Mr. Merrill. We intend to defend the case vigorously and believe the probability of incurring a material loss to be remote.

Item 1A.  Risk Factors

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2016:

We rely on significant suppliers and other third parties for key products, cellular access and monitoring services. If we do not renew these agreements when they expire, or if these suppliers or other third parties otherwise fail to comply with their contractual obligations, our results of operations or financial condition could be adversely affected.

We have entered into an agreement with three national providers for cellular services. We also rely currently on a single source for the large majority of the manufacturing of our products, as well as for our offender monitoring services provided to all of our U.S. and certain of our international customers. If any of these significant suppliers were to cease providing products or services to us, or if the service levels fall below levels required by our customers, we would be required to seek alternative sources. No assurances can be provided that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services or otherwise addressing the deficiency in service levels would not materially and adversely affect our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

10.1	Employment Agreement by and between Track Group, Inc. and Derek Cassell dated, December 1, 2016.

10.2 +	Services Agreement, dated December 7, 2016.

10.3	Amendment to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated February 13, 2017.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: February 14, 2017	By:	/s/ Guy Dubois
Guy Dubois Principal Executive Officer

Date: February 14, 2017	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)