Form 10-Q
period 2017-03-31
Track Group, Inc.
filed 2017-05-12
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as of May 4, 2017 was 10,480,984.

Track Group, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

-i-

PAR T I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Assets	2017	2016
Current assets:	(Unaudited)
Cash	$2,218,699	$1,769,921
Accounts receivable, net of allowance for doubtful accounts of $2,929,975 and $2,335,508, respectively	5,481,495	6,894,095
Note receivable, current	334,733	334,733
Prepaid expenses and other	461,989	816,708
Inventory, net of reserves of $26,934 and $98,150, respectively	150,710	521,851
Total current assets	8,647,626	10,337,308
Property and equipment, net of accumulated depreciation of $1,602,824 and $1,421,389, respectively	1,008,347	1,226,461
Monitoring equipment, net of accumulated amortization of $3,853,696 and $3,438,074, respectively	3,842,859	4,358,117
Intangible assets, net of accumulated amortization of $8,800,030 and $8,233,659, respectively	24,494,973	25,540,650
Goodwill	8,044,429	7,955,876
Other assets	3,341,884	2,900,911
Total assets	$49,380,118	$52,319,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,396,084	2,771,101
Accrued liabilities	4,632,549	3,976,192
Current portion of long-term debt, net of discount of $0 and $222,973, respectively	68,593	3,245,732
Total current liabilities	8,097,226	9,993,025
Stock payable - related party	3,000,000	3,289,879
Long-term debt, net of current portion and discount of $297,297 and $185,811, respectively	33,597,443	30,345,803
Total Liabilities	44,694,669	43,628,707

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,443,784 outstanding at March 31, 2017 and 10,333,516 at September 30, 2016	1,044	1,034
Additional paid-in capital	299,579,665	298,876,399
Accumulated deficit	(293,540,759)	(289,341,503)
Accumulated other comprehensive income	(1,354,501)	(845,314)
Total equity	4,685,449	8,690,616
Total liabilities and stockholders’ equity	$49,380,118	$52,319,323

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Revenue:
Monitoring services	$7,154,876	$6,392,198	$14,419,889	$12,349,624
Other	65,167	199,841	471,644	560,019
Total revenues	7,220,043	6,592,039	14,891,533	12,909,643

Cost of revenues:
Monitoring, products & other related services	2,594,305	2,177,287	6,201,581	4,597,755
Depreciation & amortization included in cost of revenues	515,574	580,785	961,067	1,009,752
Impairment of monitoring equipment and parts	60,000	60,000	134,787	120,000
Total cost of revenue	3,169,879	2,818,072	7,297,435	5,727,507

Gross profit	4,050,164	3,773,967	7,594,098	7,182,136

Operating expenses:
General & administrative	2,355,156	3,068,618	5,530,210	5,976,984
Loss on sale of assets	766,031	-	766,031	-
Restructuring costs	4,070	-	570,400	-
Selling & marketing	624,210	586,707	1,213,978	1,276,301
Research & development	679,238	630,281	1,167,416	1,130,887
Depreciation & amortization	633,273	734,569	1,208,384	1,434,604
Total operating expenses	5,061,978	5,020,175	10,456,419	9,818,776
Loss from operations	(1,011,814)	(1,246,208)	(2,862,321)	(2,636,640)

Other income (expense):
Interest expense, net	(797,333)	(631,409)	(1,444,436)	(1,325,917)
Currency exchange rate gain (loss)	10,335	(66,408)	(106,107)	(84,557)
Other income, net	222,414	23,336	222,707	(804)
Loss before income taxes	(1,576,398)	(1,920,689)	(4,190,157)	(4,047,918)
Income tax expense	9,099	-	9,099	-
Net loss attributable to common shareholders	(1,585,497)	(1,920,689)	(4,199,256)	(4,047,918)
Foreign currency translation adjustments	(15,615)	755,160	(509,187)	970,255
Comprehensive loss	$(1,601,112)	$(1,165,529)	$(4,708,443)	$(3,077,663)
Basic and diluted loss per common share	$(0.15)	$(0.19)	$(0.41)	$(0.39)
Weighted average common shares outstanding, basic and diluted	10,352,485	10,270,680	10,342,948	10,265,958

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,199,256)	$(4,047,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,169,451	2,444,355
Impairment of monitoring equipment and parts	134,787	120,000
Bad debt expense	668,441	461,380
Amortization of debt discount	111,487	111,487
Stock based compensation	(122,678)	310,199
Vesting and re-pricing of stock options	-	318,376
Loss on sale of assets	766,031	12,279
Gain on settlement of milestone payments	(213,940)	-
Change in assets and liabilities:
Accounts receivable, net	758,184	(867,327)
Notes receivable	-	(18,494)
Inventories	57,700	(23,439)
Prepaid expenses and other	(437,576)	412,014
Accounts payable	807,185	416,624
Accrued expenses	1,497,141	1,167,541
Net cash provided by operating activities	1,996,957	817,077

Cash flow from investing activities:
Purchase of property and equipment	(34,529)	(49,182)
Capitalized software	(1,028,368)	(1,089,454)
Purchase of monitoring equipment and parts	(960,425)	(1,435,210)
Proceeds from sale of assets	510,000	-
Net cash used in investing activities	(1,513,322)	(2,573,846)

Cash flow from financing activities:
Principal payments on notes payable	(34,779)	(986,292)
Net cash used by financing activities	(34,779)	(986,292)

Effect of exchange rate changes on cash	(78)	(1,453)

Net increase (decrease) in cash	448,778	(2,744,514)
Cash, beginning of period	1,769,921	4,903,045
Cash, end of period	$2,218,699	$2,158,531
Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$309,710	$ -

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2017, and results of its operations for the three and six months ended March 31, 2017. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The results of operations for the three and six months ended March 31, 2017 may not be indicative of the results for the fiscal year ending September 30, 2017.

Reclassifications – Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or shareholders’ equity.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management is currently evaluating the impact that this amendment will have on its consolidated financial statements.

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

(4) IMMATERIAL ERROR CORRECTIONS

This Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2017, includes the revision of the Company's previously filed consolidated income statements for the three months and six months ended March 31, 2016.

Management concluded that the general and administrative section of the Condensed Consolidated Income Statement contained an error and that for comparative purposes in 2017 filings, these figures should be revised but that the adjustments are not material modifications.  Accordingly, the Company has determined that prior financial statements should be corrected, even though such revisions are immaterial.  Furthermore, the Company has determined that correcting prior year financial statements for immaterial changes would not require previously filed reports to be amended.

Under general and administrative expense, we have reclassified costs related to repairs and maintenance of monitoring devices and certain other costs, including installation, communications and transportation costs that were previously recorded in general and administrative expense to cost of revenues, selling & marketing and research & development. Net loss and shareholders equity were not affected by the reclassification. The effect of these revisions on the Company's results of operations for the three and six months ended March 31, 2016 previously reported are as follows:

	Three months ended March 31, 2016 Previously Reported	Net Change	Three months ended March 31, 2016 (Revised)
Cost of revenues:
Monitoring, products & other related services	$1,832,684	$344,603	$2,177,287

Total operating expense
General and administrative expenses	3,424,342	(355,724)	3,068,618
Selling & marketing	593,272	(6,565)	586,707
Research & development	612,595	17,686	630,281

	Six months ended March 31, 2016 Previously Reported	Net Change	Six months ended March 31, 2016 (Revised)
Cost of revenues:
Monitoring, products & other related services	$3,772,896	$824,859	$4,597,755

Total operating expense
General and administrative expenses	6,835,985	(859,001)	5,976,984
Selling & marketing	1,213,301	63,000	1,276,301
Research & development	1,159,745	(28,858)	1,130,887

(5)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. The Company recorded $60,000 and $60,000 of impairment expenses related to monitoring equipment for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company recorded $134,787 and $120,000 of impairment expenses related to monitoring equipment for the six months ended March 31, 2017 and 2016, respectively.

(6)  BUSINESS COMBINATIONS

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

(7)  ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at March 31, 2017.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of March 31, 2017 and 2016, there were 434,419 and 436,705 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and six months ended March 31, 2017 and 2016, respectively as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2017 and 2016 consisted of the following:

	March 31,	March 31,
	2017	2016
Exercise of outstanding common stock options and warrants	434,419	436,705
Total common stock equivalents	434,419	436,705

(9)  ACQUISITION

On November 26, 2014, the Company entered into a Share Purchase Agreement to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD$4,600,000 (the “TGA Acquisition”), of which CAD$2,000,000 was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD$600,000 to the former TGA shareholders in shares of common stock of which one-half of the shares were issued on the one-year anniversary of the closing and the balance was issued on the two-year anniversary of the closing; and (ii) up to CAD$2,000,000 to the former TGA shareholders in shares of common stock over a two-year period beginning as of the closing, subject to the achievement of certain milestones set forth in the purchase agreement. The final milestone payment of 10,602 shares of common stock was paid on January 31, 2017. In total, the Company has paid approximately USD $956,000 of milestone payments through stock issuances related to the TGA Acquisition.

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

(10) DISPOSITION

On March 8, 2017, the Company sold certain non-core assets for $510,000, net, after a payment to a third party for a royalty repurchase. The Company incurred a loss of $766,031 on the sale, which consists of a sale price of $860,000, less a third-party royalty buyout payment of $350,000, $410,105 of equipment, net of accumulated depreciation, and $865,926 of intangible assets, net of accumulated amortization.

(11)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2017 and September 30, 2016, the outstanding balance of prepaid and other expenses was $461,989 and $816,708, respectively. The $461,989 as of March 31, 2017 is comprised largely of prepayments toward inventory purchases, vendor deposits and other prepaid supplier expenses.

(12)  INVENTORY

Inventory is valued at the lower of the cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on the estimated net realizable value, which generally is the item’s selling price. Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed and shipped ReliAlertTM and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2017 and September 30, 2016, respectively, inventory consisted of the following:

	March 31,	September 30,
	2017	2016
Finished goods inventory	$177,644	$620,001
Reserve for damaged or obsolete inventory	(26,934)	(98,150)
Total inventory, net of reserves	$150,710	$521,851

(13)  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at March 31, 2017 and September 30, 2016, respectively:

	March 31,	September 30,
	2017	2016
Equipment, software and tooling	$1,015,267	$1,028,173
Automobiles	80,266	87,313
Leasehold improvements	1,257,520	1,279,500
Furniture and fixtures	258,118	252,864
Total property and equipment before accumulated depreciation	2,611,171	2,647,850
Accumulated depreciation	(1,602,824)	(1,421,389)
Property and equipment, net of accumulated depreciation	$1,008,347	$1,226,461

Property and equipment depreciation expense for the three months ended March 31, 2017 and 2016 was $127,298 and $212,902, respectively. Depreciation expense for property and equipment for the six months ended March 31, 2017 and 2016 was $177,588 and $388,990, respectively.

(14)  MONITORING EQUIPMENT

The following table summarizes monitoring equipment at March 31, 2017 and September 30, 2016, respectively:

	March 31,	September 30,
	2017	2016
Monitoring equipment	$7,696,555	$7,796,191
Less: accumulated amortization	(3,853,696)	(3,438,074)
Monitoring equipment, net of accumulated depreciation	$3,842,859	$4,358,117

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of one to five years.

Depreciation of monitoring equipment for the three months ended March 31, 2017 and 2016 was $403,074 and $408,285, respectively. These expenses were recognized in cost of revenues. Depreciation of monitoring equipment for the six months ended March 31, 2017 and 2016 was $736,067 and $784,753, respectively. These expenses were recognized in cost of revenues. As part of the sale of assets described in Note 10, the Company disposed of $771,568 of monitoring equipment and $361,463 of related accumulated amortization in the three months ended March 31, 2017.

(15)  INTANGIBLE ASSETS

The following table summarizes intangible assets at March 31, 2017 and September 30, 2016, respectively:

	March 31, 2017	September 30, 2016
Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Technology	9,177,979	9,651,074
Customer relationships	2,542,968	2,555,086
Trade name	325,290	319,383
Website	78,201	78,201
Total intangible assets	33,295,003	33,774,309
Accumulated amortization	(8,800,030)	(8,233,659)
Intangible assets, net of accumulated amortization	$24,494,973	$25,540,650

The intangible assets summarized above were purchased or developed on various dates from January 2010 through March 2017. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended March 31, 2017 and 2016 was $618,475 and $636,447, respectively. Amortization for the six months ended March 31, 2017 and 2016 was $1,255,796 and $1,270,611, respectively. The Company disposed of $1,600,000 of intangible assets and $734,074 of accumulated amortization related to the sale of assets during the three and six months ended March 31, 2017. See Note 10.

(16)  GOODWILL

The following table summarizes the activity of goodwill at March 31, 2017 and September 30, 2016, respectively:

	March 31,	September 30,
	2017	2016
Balance - beginning of period	$7,955,876	$7,782,903
Effect of foreign currency translation on goodwill	88,553	172,973
Balance - end of period	$8,044,429	$7,955,876

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through March 31, 2017.

(17)  OTHER ASSETS

As of March 31, 2017 and September 30, 2016, the outstanding balance of other assets was $3,341,884 and $2,900,911, respectively. Other assets are comprised largely of a cash collateralized performance bond for an international customer. The Company anticipates this restricted cash will be unrestricted and available to the Company upon completion of its relationship with the customer, unless mutually agreed otherwise.

(18)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016
Accrued royalties	$6,800	$16,977
Accrued payroll, taxes and employee benefits	777,173	1,424,812
Accrued consulting	108,874	123,114
Accrued taxes - foreign and domestic	78,625	311,614
Accrued board of directors fees	-	96,000
Accrued other expenses	105,744	143,101
Accrued cellular costs	40,000	84
Accrued outside services	-	13,768
Accrued restructuring costs	268,298	-
Accrued warranty and manufacturing costs	138,629	103,441
Accrued interest	3,108,406	1,743,281
Total accrued liabilities	$4,632,549	$3,976,192

(19)  RESTRUCTURING

In the first quarter of fiscal year 2017, the Company approved a plan to restructure its business (the “Restructuring Plan”) to streamline operations by consolidating its headquarters from Salt Lake City, Utah into its existing Chicagoland office. The Restructuring Plan, which is expected to be completed in fiscal 2017, also included outsourcing its monitoring center that allowed the Company to reduce its headcount significantly, lower future expenses and improve its ability to align workforce costs with customer demands. During the first six months of fiscal 2017, the Company recognized expenses for the Restructuring Plan of $570,400, including $452,400 of severance expense and $118,000 of lease and moving costs, all of which will be paid in fiscal 2017.

Total fiscal year 2017 restructuring charges and their utilization are summarized as follows:

	Employee -related	Other costs	Total
Liability at September 30, 2016	$-	$-	$-
Accrued expenses	452,400	118,000	$570,400
Payments	(266,104)	(35,998)	(302,102)
Liability at March 31, 2017	$186,296	$82,002	$268,298

 (20)  DEBT OBLIGATIONS

On September 25, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda”) to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Loan Agreement matures on September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company did not draw on this line of credit nor did it pay any interest during the six months ended March 31, 2017. The undrawn balance of this line of credit at March 31, 2017 was $1,600,356.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda 3% for any undrawn funds under the Loan Agreement (the "3% Interest"), and that the 3% Interest due Sapinda for all undrawn funds under the Loan Agreement through March 13, 2017 ("Execution Date") are forgiven. In addition, all penalties assessed against Sapinda for failure to provide funds under the Loan Agreement through the Execution Date ("Lender Penalties") are forgiven. The forgiveness by both parties has no effect on the Consolidated Statement of Operations for the six months ended March 31, 2017. Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One to the Loan Agreement, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing the failure to fund penalties under Section 6.3 of the Loan Agreement, as amended.  Further advances under the Loan Agreement may not be forthcoming, and no assurances can therefore be given that the Company will otherwise be successful in obtaining funds to which it is entitled under the Loan Agreement, or that the penalties accruing will ever be paid.

On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III (the “Conrent Loan Agreement”). Under the Conrent Loan Agreement, the Company can borrow $5.0 million for working capital, repayment of debt, and operating purposes. When funded, the unsecured loan will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018. In addition, the Company anticipates paying the lender an arrangement fee of $112,500 when it receives proceeds from this loan. As of March 31, 2017, the Company had not received the funds under the Conrent Loan Agreement.

Debt obligations as of March 31, 2017 and September 30, 2016, respectively, are comprised of the following:

	March 31, 2017	September 30, 2016
Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of March 31, 2017, the remaining debt discount was $297,297. The Company did not pay interest on this loan during the three and six months ended March 31, 2017.	$30,102,703	$29,991,216

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	147,082	182,002

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	16,607	18,673

Total debt obligations	33,666,036	33,591,535
Less current portion	(68,593)	(3,245,732)
Long-term debt, net of current portion	$33,597,443	$30,345,803

The following table summarizes the Company’s future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2017:

Fiscal Year	Total
2017	$68,593
2018	30,442,249
2019	42,250
2020	3,410,241
2021 & thereafter	-
Debt discount	(297,297)
Total	$33,666,036

(21)  RELATED-PARTY TRANSACTIONS

Related-Party Loan Agreement

On September 25, 2015, the Company entered into the Loan Agreement with Sapinda, a related party, to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Maturity Date, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company did not draw on this line of credit nor did it pay any interest during the six months ended March 31, 2017. The undrawn balance of this line of credit at March 31, 2017 was $1,600,356.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% Interest, and that the 3% Interest due Sapinda for all undrawn funds under the Loan Agreement through the Execution Date are forgiven. In addition, Lender Penalties under the Loan Agreement through the Execution Date are forgiven. Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One to the Loan Agreement, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing the failure to fund penalties under Section 6.3 of the Loan Agreement, as amended. Further advances under the Loan Agreement may not be forthcoming, and no assurances can therefore be given that the Company will otherwise be successful in obtaining funds to which it is entitled under the Loan Agreement, or that the penalties that are accruing will ever be paid.

Stock Payable – Related Party

Changes in the stock payable liability are shown below:
	March 31,	September 30,
	2017	2016
Beginning balance	$3,289,879	$3,501,410
Payment of shares for achieving performance milestones	(75,939)	(211,531)
Adjustment to Track Group Analytics stock payable	(213,940)	-
Ending balance	$3,000,000	$3,289,879

Shares of common stock valued at up to $3,000,000, in the balance shown above, could be earned by the former owner of GPS Global Tracking and Surveillance System, Ltd., now a wholly-owned subsidiary of the Company, subject to achieving certain milestones under the Share Purchase Agreement dated April 1, 2014. The measurement period of the milestones ended April 1, 2017. On March 30, 2017, the Company informed the seller that neither the Company nor the seller sold or leased the required number of GPS tracking devices, under a revenue generating contract, as defined in the Share Purchase Agreement and no contingent shares had been earned.  The Company expects to reverse the accrual in the subsequent quarter.

In connection with the acquisition of TGA (See Note 9), the Company recognized a liability for stock payable to the former owners of the entity acquired. In conjunction with the respective purchase agreements, shares of the Company’s common stock are payable based on the achievement of certain milestones on or before November 26, 2016. The final milestone payment of 10,602 shares of common stock related to the TGA acquisition was paid in the second fiscal quarter of 2017.

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company's Board of Directors.

(22)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. During the six months ended March 31, 2017, the Company issued 57,640 shares of common stock to Board of Director members for their services in fourth fiscal quarter of 2016 and the first two quarters of fiscal 2017. In addition, the Company issued 10,602 shares for achievement of certain milestones (see Note 9) and 30,323 shares to employees.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of March 31, 2017, there were no shares of preferred stock outstanding.

In February 2014, the Company offered certain employees a retention plan which vested evenly over a three-year term. In February 2017, the Company made its final long-term incentive plan to certain employees of 11,703 shares of common stock and due to the decrease in the value of common stock and employees no longer with the Company, recorded a $751,045 reduction of general and administrative expenses for the three and six month period ended March 31, 2017.

(23)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. As of March 31, 2017, 102,675 shares of common stock were available for future grants under the 2012 Plan.

 All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2017 and 2016, the Company granted 125,073 and 78,076 options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire two years from grant date and warrants issued to employees vest annually over either a two to three year period and expire two years after the final vesting date of the grant. The Company recorded expense of $89,092 and $112,519 for the six months ended March 31, 2017 and 2016, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for six months ended March 31, 2017 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended March 31
	2017	2016
Expected stock price volatility	119%	71%
Risk-free interest rate	0.60%	0.86%
Expected life of options/warrants	2 years	2 years

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

A summary of stock option activity for the six months ended March 31, 2017 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	504,991	$10.78	1.15 years	182,095
Granted	125,073	$3.99
Expired/Cancelled	(85,645)	$(15.14)
Exercised	-	$-
Outstanding as of March 31, 2017	544,419	$8.54	1.31 years	$-
Exercisable as of March 31, 2017	434,419	$9.75	0.66 years	$-

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $3.36 at March 31, 2017.

(24)  INCOME TAXES

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

For the six months ended March 31, 2017 and 2016, the Company incurred a net loss for income tax purposes of $4,199,256 and $4,047,918, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

(25)  COMMITMENTS AND CONTINGENCIES

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

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The arbitration proceeding has been scheduled for June 22, 2017. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. We intend to defend the case vigorously and believe the allegations and claims are without merit, and we have submitted counterclaims against Mr. Merrill.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017 the Company was notified that Mr. Johnson, the Plaintiff had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, against the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, under the consideration that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, we filed an appeal against the decision of the Federal Administrative Tribunal. We are currently waiting for the resolution to be issued.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1,000,000 of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts”. On April 13, 2017, the Tribunal issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017.

(26)  SUBSEQUENT EVENTS

On April 1, 2017, the measurement period to determine whether additional shares of the Company’s common stock (“Contingent Shares”) are required to be paid pursuant to the share purchase agreement between the Company and the former owner of GPS Global Tracking and Surveillance System Ltd (“Share Purchase Agreement”) ended. During the measurement period from April 1, 2014 to April 1, 2017, if certain milestones were achieved by selling or leasing under “Revenue Generating Contracts” as defined by the Share Purchase Agreement, the Company would pay Contingent Shares to the former owner. Based on our review of the Revenue Generating Contracts during the measurement period, the minimum requirement was not met and we therefore do not expect to pay Contingent Shares. The Company has informed the seller that neither the Company nor the seller sold the required number of GPS tracking devices, defined as Revenue Generating Contracts under the Share Purchase Agreement and no Contingent Shares have been earned.  The Company expects to reverse the accrual in the subsequent quarter.
See Note 21.

On April 3, 2017, Puerto Rico filed for the equivalent of bankruptcy in U.S. Federal court. The Company has a contractual relationship with an arm of the Puerto Rico government that currently owes the Company approximately $622,672 for monitoring services at March 31, 2017, of which the Company has recorded an allowance for doubtful accounts of $176,293. In addition, subsequent to March 31, 2017, on May 5, 2017, we received payment of approximately $240,000 from Puerto Rico, which payment may be impacted by the bankruptcy proceeding. While it is too early to determine how creditors, including the Company, will be treated in the bankruptcy, we may be required to write down additional amounts due to the bankruptcy proceeding.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no additional subsequent events that are reasonably likely to impact the financial statements.
___________________________________________________________________________________________________________________________

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

Our devices consist principally of the ReliAlert product line, which is supplemented by the Shadow product line. These devices are generally leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

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

Monitoring Center Services.  Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly-trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in the U.S. and Chile. In addition the Company has assisted in the establishment of monitoring centers for customers and local partners in other global locations. During the first and second fiscal quarters of 2017, the Company has transitioned one of its monitoring centers to an independent vendor, whom we monitor closely. See Note 19 to the Condensed Consolidated Financial Statements.

Data Analytics Services.  Our TrackerPAL software, TrackerPAL Mobile, combined with our Data Analytic analysis tools, provide an integrated platform allowing case managers and law enforcement officers’ quick access views of a an offenders travel behavior, mapping, and provide inference on patterns. Our advanced data analytics service offers a highly complex predictive reporting mechanism that combines modern statistical methods, developed using computer science and used by intelligence agencies that separate noteworthy events from normal events, rank offender cases according to their need for supervision, and relate decision-relevant metrics to benchmarks in real-time.

Strategy

Our global growth strategy is to continue to expand service offerings on a subscription basis that empower professionals in security, law enforcement, corrections and rehabilitation organizations worldwide with a single-sourced, real-time, end-to-end offender management solution that integrates reliable intervention technologies to support re-socialization, monitoring, and predictive analytics for offenders. In selective circumstances, we will also assist agencies by operating offender pay programs. To accomplish these objectives, we have and will continue to innovate and grow our portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services. These include GPS, RF, drug and alcohol testing for offenders, domestic violence applications and predictive analytics. Given the flexibility of our platform, our device technology, tracking, monitoring, and analytical capabilities, we believe that our solutions may apply to other industry verticals that require tracking, monitoring and predictive analytics such as those entities responsible for pre-trial participants or individuals on bail.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. Such policies were unchanged during the six months ended March 31, 2017.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. We assess the reasonableness of our estimates, including those related to bad debts, inventories, estimated useful lives, intangible assets, warranty obligations, product liability, revenue, legal matters and income taxes. We base our estimates on historical experience as well as available current information on a regular basis. Management uses this information to form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Revenue

For the three months ended March 31, 2017, the Company recognized revenue from operations of $7,220,043 compared to $6,592,039 for the three months ended March 31, 2016, an increase of $628,004 or 10%. The increase in revenue was principally the result of (i) expansion and growth of offender monitoring in Chile, and (ii) increases in total growth of our North American monitoring operations driven by clients in Indiana and Virginia.

Other revenue for the three months ended March 31, 2017 decreased to $65,167 from $199,841 in the same period in 2016 largely due to lower sales of consumable items. We will continue to focus on recurring subscription based opportunities and not equipment sales.

Cost of Revenue

During the three months ended March 31, 2017, cost of revenue totaled $3,169,879 compared to cost of revenue during the three months ended March 31, 2016 of $2,818,072, an increase of $351,807 or 12%. The increase in cost of revenue was largely the result of increases in total monitoring and analytics activity, which drove up outside monitoring costs by $467,136, repairs and maintenance by $160,767, communication costs by $82,998, and other incremental revenue related costs, partially offset by lower monitoring center personnel costs of $310,838.

 The Company is examining ways to lower device manufacturing costs and increase automation of our software system to offset other increases in cost of revenue. During the second fiscal quarter of 2017, the Company completed the outsourcing of one of our monitoring centers to an independent vendor to lower monitoring costs and improve our ability to align workforce costs with customer demands.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2017 and 2016 totaled $515,574 and $580,785, respectively. Certain devices became fully depreciated in the first quarter of 2017. These costs represents depreciation of monitoring devices as well as the amortization of certain royalty agreements. Devices are depreciated over a one to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

Impairment cost for equipment and parts for the three months ended March 31, 2017 and 2016 were $60,000 in each of the reporting periods. These costs relate to disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the three months ended March 31, 2017, gross profit totaled $4,050,164, resulting in a gross margin of 56% compared to $3,773,967 or a gross margin of 57% during the three months ended March 31, 2016. The increase in absolute gross profit of 7.3% is due to higher overall revenues. The decrease in gross margin is due to the increase in certain aspects of cost of revenue, including external monitoring costs, repairs and maintenance and communication costs, partial offset by lower internal monitoring costs.

General and Administrative Expense

During the three months ended March 31, 2017, general and administrative expense totaled $2,355,156 compared to $3,068,618 for the three months ended March 31, 2016. The decrease of $713,462 or 23% in general and administrative costs resulted largely from decreases in lower stock-based compensation expense of $671,907, lower legal and professional fees of $168,547, lower consulting fees of $134,457, and lower contract labor of $89,504, partially offset by higher bad debt expense of $41,750, higher Board of Director fees and expenses of $105,073, and higher wages of $213,810.

Loss on Sale of Assets

During the three months ended March 31, 2017, we incurred a loss on the sale of non-core assets of $766,031. The loss consists of cash received of $860,000, less a third-party royalty buyout payment of $350,000, $410,105 of equipment, net of accumulated depreciation, and $865,926 of intangible assets, net of accumulated amortization.

Restructuring Costs

During the three months ended March 31, 2017, we recorded $4,070 of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office bringing our total expense to $570,400. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. (See Note 19 to the Condensed Consolidated Financial Statements).

Selling and Marketing Expense

During the three months ended March 31, 2017, selling and marketing expense increased to $624,210 compared to $586,707 for the three months ended December 31, 2016. The $37,503, or approximately 6% increase largely resulted from additional consulting and outside services.

Research and Development Expense

During the three months ended March 31, 2017, research and development expense totaled $679,238 compared to $630,281 for the three months ended March 31, 2016, an increase of $48,957 or approximately 8%. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $458,275 was capitalized as developed technology during the three months ended March 31, 2017 and $646,876 was capitalized in the three months ended March 31, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended March 31, 2017, depreciation and amortization expense totaled $633,273 compared to $734,569 for the three months ended March 31, 2016. The $101,296, or approximately 14% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Other Income and Expense

For the three months ended March 31, 2017, net interest expense was $797,333 compared to $631,409 for the three months ended March 31, 2016, an increase of $165,924 or approximately 26%. The increase in net interest expense resulted primarily from a higher balance due under the Sapinda loan agreement. In addition, under the terms of an amendment with Sapinda, the Company forgave a penalty due from Sapinda and Sapinda eliminated interest due on undrawn funds. See Note 20 to the Condensed Consolidated Financial Statements.

Net Loss Attributable to Common Shareholders

The Company had a net loss of $1,585,497 for the three months ended March 31, 2017, compared to a net loss of $1,920,689 for the six months ended March 31, 2016, a decrease of $335,192. This decrease in net loss is largely due to an increase revenue and to a lesser amount, related cost of revenues.

Six Months Ended March 31, 2017, Compared to Six Months Ended March 31, 2016

Revenue

For the six months ended March 31, 2017, the Company recognized revenues from operations of $14,891,533, compared to $12,909,643 for the six months ended March 31, 2016, an increase of $1,981,890 or 15%. Of these revenues, $14,419,889 and $12,349,624, respectively, were from monitoring and other related services, an increase of $2,070,265 or 17%. The increase in revenue was principally the result of (i) expansion and growth of offender monitoring in Chile, and (ii) increases in total growth of our North American monitoring operations driven by clients in Indiana and Virginia.

Other revenue for the three months ended March 31, 2017 decreased to $471,644 from $560,019 in the same period in 2016 largely due to lower sales of consumable items. We are continuing to focus on recurring subscription based opportunities and not equipment sales.

Cost of Revenue

During the six months ended March 31, 2017, cost of revenues totaled $7,297,435 compared to cost of revenues during the six months ended March 31, 2016 of $5,727,507, an increase of $1,569,928 or 27%. The increase in cost of revenue was largely the result of increases in total monitoring and analytics activity, which drove up outside monitoring costs by $761,222, communication costs by $442,541, repairs and maintenance costs by $501,135, and other incremental revenue related costs, partially offset by lower monitoring center personnel costs of $157,388.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2017 and 2016 totaled $961,067 and $1,009,752, respectively. This $48,685 or 5% decrease in costs represent a drop in the depreciation of TrackerPALTM, ReliAlert and other monitoring devices as well as the amortization of certain royalty agreements. Devices are depreciated over a one to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

Impairment cost for equipment and parts for the six months ended March 31, 2017 and 2016 were $134,787 and $120,000, respectively. These costs relate to disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the six months ended March 31, 2017, gross profit totaled $7,594,098, or 51% of net revenues compared to $7,182,136, or 56% of net revenues during the six months ended March 31, 2016. The increase in absolute gross profit of $411,962 or 6% is due to higher overall revenues. The decrease in gross margin is due to the increase in certain aspects of cost of revenue, including monitoring activity, communication costs and repairs and maintenance.

General and Administrative Expense

During the six months ended March 31, 2017, general and administrative expense totaled $5,530,210 compared to $5,976,984 for the six months ended March 31, 2016. The decrease of $446,774 or approximately 7% in general and administrative costs resulted largely from lower stock-based compensation of $756,002, legal and professional fees of $110,428, outside consulting of $217,485 and lower travel related expenses of $71,895, partially offset by increases in payroll and taxes of $362,184, bad debt expense of $201,449, and board of director fees of $137,508.

Loss on Sale of Assets

During the six months ended March 31, 2017, we incurred a loss on the sale of non-core assets of $766,031. The loss consists of cash received of $860,000, less a third-party royalty buyout payment of $350,000, $410,105 of equipment, net of accumulated depreciation, and $865,926 of intangible assets, net of accumulated amortization.

Restructuring Costs

During the six months ended March 31, 2017, we recorded $570,400 of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. (See Note 19 to the Condensed Consolidated Financial Statements).

Selling and Marketing Expense

During the six months ended March 31, 2017, selling and marketing expense totaled $1,213,978 compared to $1,276,301 for the six months ended March 31, 2016. The $62,323, or 5% decrease resulted largely from lower outside services.

Research and Development Expense

During the six months ended March 31, 2017, research and development expense totaled $1,167,416 compared to research and development expense for the six months ended March 31, 2016 totaling $1,130,887, an increase of $36,529 or 3%. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,028,368 was capitalized as developed technology during the six months ended March 31, 2017 and $1,089,454 was capitalized during the six months ended March 31, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the six months ended March 31, 2017, depreciation and amortization expense totaled $1,208,384 compared to $1,434,604 for the six months ended March 31, 2016. The $226,220, or approximately 16% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Other Income and Expense

For the six months ended March 31, 2016, net interest expense was $1,444,436 compared to $1,325,917 for the six months ended March 31, 2016. The increase in net interest expense resulted primarily from an increase in the average loan balance due to Sapinda. See Note 20 to the Condensed Consolidated Financial Statements.

Net Loss Attributable to Common Shareholders

The Company had a net loss from continuing operations for the six months ended March 31, 2017 totaling $4,199,256 compared to a net loss of $4,047,918 for the six months ended March 31, 2016. This increase in net loss is largely due to an increase in cost of revenues, restructuring costs and general and administrative costs.

Liquidity and Capital Resources

During prior fiscal years, the Company has supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of its shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. No such borrowings or sales of equity securities occurred during the three or six months ended March 31, 2017.

As of March 31, 2017, the Company had unrestricted cash of $2,218,699 and working capital of $550,400, compared to unrestricted cash of $1,769,921 and working capital of $344,283 as of September 30, 2016. The Company had a net loss of $4,199,256 for the six months ended March 31, 2017, which included certain non-cash items, such as depreciation and amortization, stock-based compensation, bad debt expense and loss on sale of assets. In addition, accounts receivable was $758,184 lower and accounts payable and accrued expenses increased $2,304,326 for the six months ended March 31, 2017.

The Company provided $1,996,957 from operating activities during the six months ended March 31, 2017, compared to $817,077 in the six months ended March 31, 2016, representing an increase of $1,179,880 or 144%.

The Company used cash of $1,513,322 for investing activities during the six months ended March 31, 2017, compared to $2,573,846 of cash used in investing activities in the six months ended March 31, 2016. Cash used for investing activities was spent on significant enhancements to the Company’s next generation software platform and for purchases of monitoring and other equipment to meet demand during the six months ended March 31, 2017. In addition, the Company received $510,000 from the sale of certain assets.

The Company used $34,779 of cash for financing activities during the six months ended March 31, 2017, compared to $986,292 in cash used in the six months ended March 31, 2016.

The Company's Restructuring Plan approved in the quarter ended December 31, 2016 is intended to reduce certain expenses, and reduce the Company's dependence on external sources of financing. While the Restructuring Plan is intended to result in a reduction in operating losses and cash used in operations, the Company currently remains dependent on external sources of financing to continue operations. As a result, management intends to pursue certain options to reduce its dependence on external sources of capital, which may include refinancing certain debt, extending debt maturities, converting certain debt to equity, selling certain non-core assets, and/or raising additional capital, although no assurances can be given that management will be successful in consummating any of the foregoing. In addition to the foregoing, the Company intends to meet its working capital requirements by (i) requesting advances under the Loan Agreement with Sapinda Asia Limited (“Sapinda”) (“Sapinda Loan Agreement”) and Loan Agreement with Conrent Invest S.A. (“Conrent”) (“Conrent Loan Agreement”), and (ii) further reducing operating and other costs under the Restructuring Plan; provided, however, advances under the Sapinda Loan Agreement and Conrent Loan Agreement may not be available to the Company. In breach of Amendment Number One to the Loan Agreement, Sapinda failed to fund $1.5 million by March 31, 2017 and no future advance may be forthcoming. The Company has formally notified Sapinda of the breach, and no assurances can therefore be given that Sapinda will advance the required funds, or that the Company will otherwise be successful in obtaining funds to which it is entitled under the Sapinda Loan Agreement. See Note 21 to the Condensed Consolidated Financial Statements.

As of March 31, 2017, excluding interest, $3.4 million and $30.4 million were owed to Sapinda and Conrent under the Sapinda Loan Agreement and Conrent Loan Agreement (together, the “Loan Agreements”), respectively. Together with available cash and cash flow from operations, and assuming the Company is able to obtain further advances under the Loan Agreements, can convert debt and/or refinances existing debt, management believes that the Company may have adequate working capital to provide for its working capital requirements through the remainder of its fiscal year ending September 30, 2017, although no assurances can be given.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company footprint extends to several countries outside the United States, and we intend to continue to examine international opportunities. As a result, our revenues and results of operations are affected by fluctuations in currency exchange rates, interest rates, transfer pricing changes, taxes and other uncertainties inherent in doing business in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks

We had $5,870,004 and $5,134,577 in revenue from sources outside the United States for the six months ended March 31, 2017 and 2016, respectively. Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we do receive payments in an equivalent value of foreign currencies which resulted in foreign exchange losses of $106,107 and $84,557 during the six months ended March 31, 2017 and 2016, respectively. Changes in foreign currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The arbitration proceeding has been scheduled for June 22, 2017. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. We intend to defend the case vigorously and believe the allegations and claims are without merit, and we have submitted counterclaims against Mr. Merrill.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017 the Company was notified that Mr. Johnson, the Plaintiff had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, against the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, under the consideration that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, we filed an appeal against the decision of the Federal Administrative Tribunal. We are currently waiting for the resolution to be issued.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1,000,000 of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts”. On April 13, 2017, the Tribunal issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017.

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

Track Group, Inc.

Date: May 12, 2017	By:	/s/ Guy Dubois
Guy Dubois Principal Executive Officer

Date: May 12, 2017	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)