Form 10-Q
period 2017-06-30
Track Group, Inc.
filed 2017-08-10
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2017 was 10,480,984.

Track Group, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
Assets	2017	2016
Current assets:	(Unaudited)
Cash	$1,893,966	$1,769,921
Accounts receivable, net of allowance for doubtful accounts of $3,166,215 and $2,335,508, respectively	5,847,987	6,894,095
Note receivable, current	234,733	334,733
Prepaid expenses and other	567,933	816,708
Inventory, net of reserves of $26,934 and $98,150, respectively	210,574	521,851
Total current assets	8,755,193	10,337,308
Property and equipment, net of accumulated depreciation of $1,674,800 and $1,421,389, respectively	936,637	1,226,461
Monitoring equipment, net of accumulated amortization of $4,279,008 and $3,438,074, respectively	3,758,926	4,358,117
Intangible assets, net of accumulated amortization of $9,454,908 and $8,233,659, respectively	25,064,504	25,540,650
Goodwill	8,195,103	7,955,876
Other assets	3,099,301	2,900,911
Total assets	$49,809,664	$52,319,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,676,087	$2,771,101
Accrued liabilities	6,220,197	3,976,192
Current portion of long-term debt, net of discount of $0 and $222,973, respectively	62,463	3,245,732
Total current liabilities	8,958,747	9,993,025
Stock payable - related party	-	3,289,879
Long-term debt, net of current portion and discount of $241,554 and $185,811, respectively	33,645,419	30,345,803
Total liabilities	42,604,166	43,628,707

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,480,984 outstanding at June 30, 2017 and 10,333,516 at September 30, 2016	1,048	1,034
Additional paid-in capital	300,607,005	298,876,399
Accumulated deficit	(292,794,210)	(289,341,503)
Accumulated other comprehensive income (loss)	(608,345)	(845,314)
Total equity	7,205,498	8,690,616
Total liabilities and stockholders’ equity	$49,809,664	$52,319,323

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues:
Monitoring services	$7,157,424	$6,598,128	$21,577,313	$18,947,752
Other	193,930	156,283	665,574	716,302
Total revenues	7,351,354	6,754,411	22,242,887	19,664,054

Cost of revenues:
Monitoring, products & other related services	2,734,920	2,462,281	8,936,501	7,060,036
Depreciation & amortization included in cost of revenues	672,562	488,655	1,633,629	1,498,407
Impairment of monitoring equipment and parts	210,000	60,000	344,787	180,000
Total cost of revenue	3,617,482	3,010,936	10,914,917	8,738,443

Gross profit	3,733,872	3,743,475	11,327,970	10,925,611

Operating expenses:
General & administrative	3,611,903	3,263,951	9,142,113	9,240,935
(Gain) loss on sale of assets	(2,500)	-	763,531	-
Restructuring costs	(1,265)	-	569,135	-
Selling & marketing	572,334	407,829	1,786,312	1,684,130
Research & development	292,938	610,398	1,460,354	1,741,285
Depreciation & amortization	535,892	621,311	1,744,276	2,055,915
Total operating expenses	5,009,302	4,903,489	15,465,721	14,722,265

Loss from operations	(1,275,430)	(1,160,014)	(4,137,751)	(3,796,654)

Other income (expense):
Interest expense, net	(672,369)	(683,482)	(2,116,805)	(2,009,399)
Currency exchange rate gain (loss)	181,966	18,438	75,859	(66,119)
Gain on settlement of milestone payments	3,000,000	-	3,213,940	-
Other income, net	4,934	41,112	13,701	40,393
Income (loss) before income taxes	1,239,101	(1,783,946)	(2,951,056)	(5,831,779)
Income tax expense	492,552	-	501,651	-
Net income (loss) attributable to common shareholders	746,549	(1,783,946)	(3,452,707)	(5,831,779)
Foreign currency translation adjustments	746,156	(280,319)	236,969	689,936
Comprehensive income (loss)	$1,492,705	$(2,064,265)	$(3,215,738)	$(5,141,843)
Basic and diluted income (loss) per common share	$0.07	$(0.17)	$(0.33)	$(0.57)
Weighted average common shares outstanding, basic and diluted	10,486,665	10,302,136	10,384,566	10,277,973

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,452,707)	$(5,831,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,377,905	3,554,322
Impairment of monitoring equipment and parts	344,787	180,000
Loss on disposal of monitoring equipment included in cost of sales	-	67,097
Bad debt expense	903,081	844,968
Amortization of debt discount	167,230	167,230
Common stock issued for services	-	60,001
Stock based compensation	114,352	539,275
Vesting and re-pricing of stock options	790,314	437,197
Loss on sale of assets	763,531	27,419
Gain on settlement of milestone payments	(3,213,940)	-
Change in assets and liabilities:
Accounts receivable, net	243,597	(1,430,852)
Notes receivable	-	(28,299)
Inventories	57,700	161,159
Prepaid expenses and other	(190,958)	581,451
Accounts payable	106,547	145,774
Accrued expenses	2,926,074	2,489,900
Net cash provided by operating activities	2,937,513	1,964,863

Cash flow from investing activities:
Purchase of property and equipment	(35,919)	(58,271)
Capitalized software	(1,933,390)	(1,518,800)
Purchase of monitoring equipment and parts	(1,305,070)	(2,315,140)
Proceeds from sale of assets	512,500	-
Net cash used in investing activities	(2,761,879)	(3,892,211)

Cash flow from financing activities:
Principal payments on notes payable	(50,773)	(1,003,976)
Net cash used in financing activities	(50,773)	(1,003,976)

Effect of exchange rate changes on cash	(816)	36,131

Net increase (decrease) in cash	124,045	(2,895,193)
Cash, beginning of period	1,769,921	4,903,045
Cash, end of period	$1,893,966	$2,007,852

	2017	2016
Cash paid for interest	$18,504	$50,614

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	309,710	133,135

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2017, and results of its operations for the three and nine months ended June 30, 2017. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The results of operations for the three and nine months ended June 30, 2017 may not be indicative of the results for the fiscal year ending September 30, 2017.

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

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for annual periods beginning after December 15, 2017. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update was intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date for ASU 2016-10 is the same as Topic 606, which begins for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact of the pending adoption of ASU 2016-10 on the Company’s consolidated financial statements.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

(4) IMMATERIAL ERROR CORRECTIONS

This Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017, includes the revision of the Company's previously filed consolidated income statements for the three months and nine months ended June 30, 2016.

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

Under general and administrative expense, we have reclassified costs related to repairs and maintenance of monitoring devices and certain other costs, including installation, communications and transportation costs that were previously recorded in general and administrative expense to cost of revenues, selling and marketing, and research and development. Net income (loss) and shareholders’ equity were not affected by the reclassification. The effect of these revisions on the Company's results of operations for the three and nine months ended June 30, 2016 previously reported are as follows:

	Three months ended June 30, 2016 Previously Reported	Net Change	Three months ended June 30, 2016 (Revised)
Cost of revenues:
Monitoring, products & other related services	$2,008,721	$453,560	$2,462,281

Total operating expense
General and administrative expenses	3,612,957	(349,006)	3,263,951
Selling & marketing	470,829	(63,000)	407,829
Research & development	651,952	(41,554)	610,398

	Nine months ended June 30, 2016 Previously Reported	Net Change	Nine months ended June 30, 2016 (Revised)
Cost of revenues:
Monitoring, products & other related services	$5,781,617	$1,278,419	$7,060,036

Total operating expense
General and administrative expenses	10,448,942	(1,208,007)	9,240,935
Selling & marketing	1,684,130	-	1,684,130
Research & development	1,811,697	(70,412)	1,741,285

(5)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. The Company recorded $210,000 and $60,000 of impairment expenses related to monitoring equipment for the three months ended June 30, 2017 and 2016, respectively. Additionally, the Company recorded $344,787 and $180,000 of impairment expenses related to monitoring equipment for the nine months ended June 30, 2017 and 2016, respectively.

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

Contingent Consideration

In certain acquisitions, the Company has agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain future goals which may include revenue milestones, new customer accounts, and earnings targets. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled. If there is uncertainty surrounding the value of contingent consideration, then the Company’s policy is to wait until the end of the measurement period before making an adjustment.

(7)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under U.S. GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at June 30, 2017.

(8)  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of June 30, 2017 and 2016, there were 479,310 and 450,991 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and nine months ended June 30, 2017 and 2016, respectively as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2017 and 2016 consisted of the following:

	June 30,	June 30,
	2017	2016
Exercise of outstanding common stock options and warrants	479,310	450,991
Total common stock equivalents	479,310	450,991

At June 30, 2017, all stock option and warrant exercise prices are above the market price of $2.18 and thus have not been included in the basic earnings per share calculation.

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

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and are amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

On March 12, 2014, the Company entered into a Share Purchase Agreement (the “GPS GlobalSPA”) to purchase from Eli Sabag, an individual resident of the State of Israel, all of the issued and outstanding shares of GPS Global Tracking and Surveillance System Ltd., a company formed under the laws of and operating in the State of Israel (“GPS Global”). The GPS Global SPA contained customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the agreement. Subsequent to the closing, the Mr. Sabag and certain key employees of GPS Global entered into employment agreements and continue to operate GPS Global. The GPS Global SPA also granted Mr. Sabag the right for a three-year period following the closing to nominate one director to serve on the Company’s board and on GPS Global’s board of directors. The closing of the transaction, which occurred on April 1, 2014, was subject to customary closing conditions. Subsequently, the Company changed the name of GPS Global to Track Group International Ltd. As part of the transaction, there was a potential payment of common stock valued at $3,000,000 which was subject to achieving certain milestones before April 1, 2017. On March 30, 2017, the Company informed the seller that neither the Company nor the seller sold or leased the required number of GPS tracking devices, under a revenue generating contract, as defined in the Share Purchase Agreement and no contingent shares had been earned. See Note 21.

(10) DISPOSITION

On March 8, 2017, the Company sold certain non-core assets for $510,000, net, after a payment to a third party for a royalty repurchase. The Company retained other assets acquired at the time of the original acquisition of these non-core assets, consisting of customers generating material revenue, as well as employees considered critical to the maintenance, development and growth of the Company’s business and operations. The Company incurred a loss of $766,031 on the sale, which consists of a sale price of $860,000, less a third-party royalty buyout payment of $350,000, $410,105 of equipment, net of accumulated depreciation, and $865,926 of intangible assets, net of accumulated amortization.

(11)  PREPAID AND OTHER EXPENSES

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2017, and September 30, 2016, the outstanding balance of prepaid and other expenses was $567,933 and $816,708, respectively. The $567,933 as of June 30, 2017 is comprised largely of prepayments toward inventory purchases, vendor deposits and other prepaid supplier expenses. The decrease in prepaid and other expenses at June 30, 2017 was primarily due to lower prepaid inventory purchases and lower prepaid software maintenance.

(12)  INVENTORY

Inventory is valued at the lower of the cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on the estimated net realizable value, which generally is the item’s selling price. Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed and shipped ReliAlertTM and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2017 and September 30, 2016, respectively, inventory consisted of the following:

	June 30,	September 30,
	2017	2016
Finished goods inventory	$237,508	$620,001
Reserve for damaged or obsolete inventory	(26,934)	(98,150)
Total inventory, net of reserves	$210,574	$521,851

(13)  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at June 30, 2017 and September 30, 2016, respectively:

	June 30,	September 30,
	2017	2016
Equipment and software	$1,019,664	$1,028,173
Automobiles	68,295	87,313
Leasehold improvements	1,261,344	1,279,500
Furniture and fixtures	262,134	252,864
Total property and equipment before accumulated depreciation	2,611,437	2,647,850
Accumulated depreciation	(1,674,800)	(1,421,389)
Property and equipment, net of accumulated depreciation	$936,637	$1,226,461

Property and equipment depreciation expense for the three months ended June 30, 2017 and 2016 was $70,760 and $93,474, respectively. Depreciation expense for property and equipment for the nine months ended June 30, 2017 and 2016 was $248,348 and $482,464, respectively.

(14)  MONITORING EQUIPMENT

The following table summarizes monitoring equipment at June 30, 2017 and September 30, 2016, respectively:

	June 30,	September 30,
	2017	2016
Monitoring equipment	$8,037,934	$7,796,191
Less: accumulated amortization	(4,279,008)	(3,438,074)
Monitoring equipment, net of accumulated depreciation	$3,758,926	$4,358,117

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of one to five years.

Depreciation of monitoring equipment for the three months ended June 30, 2017 and 2016 was $560,062 and $376,154, respectively. These expenses were recognized in cost of revenues. Depreciation of monitoring equipment for the nine months ended June 30, 2017 and 2016 was $1,296,129 and $1,160,907, respectively. These expenses were recognized in cost of revenues. As part of the sale of assets described in Note 10, the Company disposed of $771,568 of monitoring equipment and $361,463 of related accumulated amortization in the nine months ended June 30, 2017.

(15)  INTANGIBLE ASSETS

The following table summarizes intangible assets at June 30, 2017 and September 30, 2016, respectively:

	June 30, 2017	September 30, 2016
Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Technology	10,379,196	9,651,074
Customer relationships	2,558,747	2,555,086
Trade name	332,703	319,383
Website	78,201	78,201
Total intangible assets	34,519,412	33,774,309
Accumulated amortization	(9,454,908)	(8,233,659)
Intangible assets, net of accumulated amortization	$25,064,504	$25,540,650

The intangible assets summarized above were purchased or developed on various dates from January 2010 through June 2017. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended June 30, 2017 and 2016 was $577,632 and $640,339, respectively. Amortization for the nine months ended June 30, 2017 and 2016 was $1,833,428 and $1,910,950, respectively. The Company disposed of $1,600,000 of intangible assets and $734,074 of accumulated amortization related to the sale of assets during the three and nine months ended June 30, 2017. See Note 10.

(16)  GOODWILL

The following table summarizes the activity of goodwill at June 30, 2017 and September 30, 2016, respectively:

	June 30,	September 30,
	2017	2016
Balance - beginning of period	$7,955,876	$7,782,903
Effect of foreign currency translation on goodwill	239,227	172,973
Balance - end of period	$8,195,103	$7,955,876

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill had been recognized through June 30, 2017.

(17)  OTHER ASSETS

As of June 30, 2017, and September 30, 2016, the outstanding balance of other assets was $3,099,301 and $2,900,911, respectively. Other assets are comprised largely of a cash collateralized performance bond for an international customer. The Company anticipates this restricted cash will be unrestricted and available to the Company upon completion of its relationship with the customer, unless mutually agreed otherwise.

(18)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016
Accrued payroll, taxes and employee benefits	$1,026,825	$1,424,812
Accrued consulting	127,070	123,114
Accrued taxes - foreign and domestic	525,668	311,614
Accrued board of directors fees	-	96,000
Accrued other expenses	406,489	160,078
Accrued cellular costs	177,522	84
Accrued outside services	44,000	13,768
Accrued restructuring costs	63,480	-
Accrued warranty and manufacturing costs	145,000	103,441
Accrued interest	3,704,143	1,743,281
Total accrued liabilities	$6,220,197	$3,976,192

(19)  RESTRUCTURING

In the first quarter of fiscal year 2017, the Company approved a plan to restructure its business (the “Restructuring Plan”) to streamline operations by consolidating its headquarters from Salt Lake City, Utah into its existing Chicagoland office. The Restructuring Plan, which is expected to be completed in fiscal 2017, also included outsourcing its monitoring center that allowed the Company to reduce its headcount significantly, lower future expenses and improve its ability to align workforce costs with customer demands. During the first nine months of fiscal 2017, the Company recognized expenses for the Restructuring Plan of $569,135, including $435,643 of severance expense and $133,492 of lease and moving costs, all of which will be paid in fiscal 2017.

Total fiscal year 2017 restructuring charges and their utilization are summarized as follows:

	Employee -related	Other costs	Total
Liability at September 30, 2016	$-	$-	$-
Accrued expenses	435,643	133,492	$569,135
Payments	(421,104)	(84,551)	(505,655)
Liability at June 30, 2017	$14,539	$48,941	$63,480

 (20)  DEBT OBLIGATIONS

On September 25, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda”) to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Loan Agreement matures on September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company did not draw on this line of credit nor did it pay any interest during the nine months ended June 30, 2017. The undrawn balance of this line of credit at June 30, 2017 was $1,600,356.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda 3% for any undrawn funds under the Loan Agreement (the "3% Interest"), and that the 3% Interest due Sapinda for all undrawn funds under the Loan Agreement through March 13, 2017 ("Execution Date") are forgiven. In addition, all penalties assessed against Sapinda for failure to provide funds under the Loan Agreement through the Execution Date ("Lender Penalties") are forgiven. The forgiveness by both parties has no effect on the Consolidated Statement of Operations for the nine months ended June 30, 2017. Lender Penalties shall begin to accrue again provided Sapinda had not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One to the Loan Agreement, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing the failure to fund penalties under Section 6.3 of the Loan Agreement, as amended. Further advances under the Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Loan Agreement, or that the penalties accruing will ever be paid.

On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent Invest S.A., acting with respect to its Compartment Safety III (the “Conrent Loan Agreement”). Under the Conrent Loan Agreement, the Company can borrow $5.0 million for working capital, repayment of debt, and operating purposes. When funded, the unsecured loan will bear interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued unpaid interest due on July 31, 2018. In addition, the Company anticipates paying the lender an arrangement fee of $112,500 when it receives proceeds from this loan. As of June 30, 2017, the Company had not received the funds under the Conrent Loan Agreement and no assurances can be given that the Company will otherwise be successful in obtaining funds to which it is entitled under the Conrent Loan Agreement.

Debt obligations as of June 30, 2017 and September 30, 2016, respectively, are comprised of the following:
	June 30, 2017	September 30, 2016
Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of June 30, 2017, the remaining debt discount was $241,554. The Company did not pay interest on this loan during the three and nine months ended June 30, 2017.	$30,158,446	$29,991,216

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	134,240	182,002

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	15,552	18,673

Total debt obligations	33,707,882	33,591,535
Less current portion	(62,463)	(3,245,732)
Long-term debt, net of current portion	$33,645,419	$30,345,803

The following table summarizes the Company’s future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2017:

Fiscal Year	Total
2017	$62,463
2018	30,442,250
2019	42,137
2020	3,402,586
2021 & thereafter	-
Debt discount	(241,554)
Total	$33,707,882

(21)  RELATED-PARTY TRANSACTIONS

Related-Party Loan Agreement

On September 25, 2015, the Company entered into the Loan Agreement with Sapinda, a related party, to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Loan Agreement, available funds may be drawn down at the Company’s request at any time until the Maturity Date, when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Loan Agreement prior to the Maturity Date without penalties or fees. The Company did not draw on this line of credit nor did it pay any interest during the nine months ended June 30, 2017. The undrawn balance of this line of credit at June 30, 2017 was $1,600,356.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% Interest, and that the 3% Interest due Sapinda for all undrawn funds under the Loan Agreement through the Execution Date are forgiven. In addition, Lender Penalties under the Loan Agreement through the Execution Date are forgiven. Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One to the Loan Agreement, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing the failure to fund penalties, amounting to $91,000 at June 30, 2017, under Section 6.3 of the Loan Agreement, as amended. Further advances under the Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Loan Agreement, or that the penalties accruing will ever be paid.

Stock Payable – Related Party

Changes in the stock payable liability are shown below:

	June 30,	September 30,
	2017	2016
Beginning balance	$3,289,879	$3,501,410
Payment of shares for achieving performance milestones	(75,939)	(211,531)
Adjustment to Track Group Analytics stock payable	(213,940)	-
Adjustment to GPS Global stock payable	(3,000,000)	-
Ending balance	$-	$3,289,879

Shares of common stock valued at up to $3,000,000, in the balance shown above, could have been earned by the former owner of GPS Global Tracking and Surveillance System, Ltd., now a wholly-owned subsidiary of the Company, subject to achieving certain milestones under the Share Purchase Agreement dated April 1, 2014. The measurement period of the milestones ended April 1, 2017. On March 30, 2017, the Company informed the seller that neither the Company nor the seller sold or leased the required number of GPS tracking devices, under a revenue generating contract, as defined in the Share Purchase Agreement and no contingent shares had been earned. The Company reversed the $3,000,000 contingent liability in the three months ended June 30, 2017 in “Other Income, net” in the Condensed Consolidated Statement of Operations.

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

(22)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. During the nine months ended June 30, 2017, the Company issued 94,840 shares of common stock to Board of Director members for their services in fourth fiscal quarter of 2016 and the first three quarters of fiscal 2017. In addition, the Company issued 10,602 shares for achievement of certain milestones (see Note 9) and 30,323 shares to employees.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company's Board of Directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of June 30, 2017, there were no shares of preferred stock outstanding.

In February 2014, the Company offered certain employees a retention plan which vested evenly over a three-year term. In February 2017, the Company made its final long-term incentive plan payment to certain employees of 11,703 shares of common stock and due to the decrease in the value of common stock and employees no longer with the Company, recorded a $751,045 reduction of general and administrative expenses for the nine-month period ended June 30, 2017.

(23)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. As of June 30, 2017, 38,292 shares of common stock were available for future grants under the 2012 Plan.

 All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2017 and 2016, the Company granted 137,268 and 229,528 options and warrants to purchase shares of common stock under the 2012 Plan. At the Company’s May 11, 2017 Board of Directors meeting, the Board of Directors approved a resolution extending the expiration date of 573,663 warrants of five current board members and three members of management that were granted during the fiscal year 2011 and fiscal years 2013 through 2017. These extensions were between one and five years, did not affect the exercise price of the grants and resulted in incremental stock-based compensation of $801,584, of which $790,314 was expensed in the three months ended June 30, 2017. All future grants of warrants and options will have an expiration period of five years. The warrants for Board members vest immediately and warrants issued to employees vest annually over either a two or three year period after the grant date. Excluding the incremental stock-based compensation mentioned above, the Company recorded expense of $154,679 and $160,260 for the nine months ended June 30, 2017 and 2016, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for nine months ended June 30, 2017 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended June 30
	2017	2016
Expected stock price volatility	121%	96%
Risk-free interest rate	1.89%	0.98%
Expected life of options/warrants	5 years	2 Years

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

A summary of stock option activity for the nine months ended June 30, 2017 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	504,991	$10.78	1.15 years	$182,095
Granted	137,268	$3.93
Expired/Cancelled	(52,949)	$(16.16)
Exercised	-	$-
Outstanding as of June 30, 2017	589,310	8.71	5.14 years	$-
Exercisable as of June 30, 2017	479,310	9.84	5.26 years	$-

The intrinsic value of options outstanding and exercisable is based on the Company’s share price of $2.18 at June 30, 2017.

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

For the nine months ended June 30, 2017 and 2016, the Company incurred a net loss for income tax purposes of $3,452,707 and $5,831,779, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

In computing income tax, we recognize an income tax provision in tax jurisdictions in which we have pre-tax income for the period and are expecting to generate pre-tax book income during the fiscal year.

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

Lazar Leybovich et al v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for Summary Judgment. The Plaintiffs filed a Notice of Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Company filed a Response Brief on June 22, 2017. Plaintiff’s Reply Brief is due August 16, 2017.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages in an amount sufficient to deter similar conduct in the future. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 13, 2017. The Appeal was docketed on July 26, 2017, the Company’s brief will be filed August 15th. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000.00, plus per annum interest. Defendant’s initial Counter Claims were dismissed, however the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. Track Group filed a Motion to Dismiss on July 21, 2017. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is upwards of $1 million. The initial arbitration proceeding took place on June 22, 2017. Depositions will be taken by August 10, 2017. The hearing is scheduled for September 14 and 15, 2017. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. Track Group filed an Answer with Counter Claims on December 21, 2016. At this time we are in the initial discovery phase. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017 the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. While the Company became a part of this suit recently, the case has been ongoing since the fall of 2016. The court entered a scheduling order placing a deadline on discovery of December 19, 2017 and on dispositive motions for January 17, 2018. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, against the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, under the consideration that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, we filed an appeal against the decision of the Federal Administrative Tribunal. The Company will elaborate our Appeal Brief by August 9, after which time we will await a ruling.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1,000,000 of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts”. On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal should take place in November. The Company expects the court to make a decision within three months of the actual hearing date.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017 Plaintiff, Pablo Gonzalez-Cruz, filed a Complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against Track Group, and associated parties, alleging that his daughter died as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance are due by August 14, 2017.

 (26)  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no subsequent events that are reasonably likely to impact the financial statements.
__________________________________________________________________________________________

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

Our devices consist principally of the ReliAlertTM product line, which is supplemented by the Shadow product line. These devices are generally leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

ReliAlertTM and Shadow.  Our tracking devices utilize patented technology and are securely attached around an offender’s ankle with a tamper resistant strap that cannot be adjusted or removed without detection, unless by a supervising officer, and which is activated through services provided by our monitoring centers. The ReliAlertTM and Shadow units are intelligent devices with integrated computer circuitry, utilizing both GPS and RF, and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing. The ReliAlertTM platform also incorporates voice communication technology that provides officers with 24/7/365 voice communication with the offenders. Both devices are FCC, CE and PTCRB certified and protected by numerous patents and trademarks.

Monitoring Center Services.  Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly-trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in the U.S. and Chile. In addition the Company has assisted in the establishment of monitoring centers for customers and local partners in other global locations. During the second fiscal quarter of 2017, the Company completed its transition of one of its monitoring centers to an independent vendor, whom we monitor closely. See Note 19 to the Condensed Consolidated Financial Statements.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. Such policies were unchanged during the nine months ended June 30, 2017.

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

Results of Operations

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

Revenue

For the three months ended June 30, 2017, the Company recognized revenue from operations of $7,351,354 compared to $6,754,411 for the three months ended June 30, 2016, an increase of $596,943 or 9%. The increase in revenue was principally the result of (i) increases in total growth of our North American monitoring operations driven by clients in Indiana and Virginia, and (ii) growth of offender monitoring in Chile.

Other revenue for the three months ended June 30, 2017 increased to $193,930 from $156,283 in the same period in 2016 largely due to higher sales of consumable items. We will continue to focus on recurring subscription based opportunities and not equipment sales.

Cost of Revenue

During the three months ended June 30, 2017, cost of revenue totaled $3,617,482 compared to cost of revenue during the three months ended June 30, 2016 of $3,010,936, an increase of $606,546 or 20%. The increase in cost of revenue was largely the result of increases in total monitoring and analytics activity, which drove up outside monitoring costs by $613,537, communication costs by $152,797, amortization of devices by $183,907 and impairment of devices of $150,000 and other incremental revenue related costs, partially offset by lower monitoring center personnel costs of $417,650.

 The Company is examining ways to lower device manufacturing costs and increase automation of our software system to offset other increases in cost of revenue. During the second fiscal quarter of 2017, the Company completed the outsourcing of one of our monitoring centers to an independent vendor to lower monitoring costs and improve our ability to align workforce costs with customer demands.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2017 and 2016 totaled $672,562 and $488,655, respectively. These costs represent depreciation of monitoring devices as well as the amortization of certain royalty agreements. The Company accelerated depreciation of certain devices in the third quarter of 2017 of $161,406. Devices are depreciated over a one to five-year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

Impairment cost for equipment and parts for the three months ended June 30, 2017 and 2016 were $210,000 and $60,000 for the three months ended June 30, 2017 and 2016, respectively. These costs relate to disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the three months ended June 30, 2017, gross profit totaled $3,733,872, resulting in a gross margin of 51% compared to $3,743,475 or a gross margin of 55% during the three months ended June 30, 2016. Absolute gross profit is approximately flat compared with the three months ended June 30, 2016. The decrease in gross margin percentage is due to the increase in impairment of devices and accelerated depreciation of certain devices recognized in the three months ended June 30, 2017, compared to the same period ended June 30, 2016.

General and Administrative Expense

During the three months ended June 30, 2017, general and administrative expense totaled $3,611,903 compared to $3,263,951 for the three months ended June 30, 2016. The increase of $347,952 or 11% in general and administrative costs resulted largely from an increase in stock-based compensation expense of $685,033 primarily due to a modification of warrants, higher fees and licenses of $277,064, partially offset by lower bad debt expense of $143,355, lower business taxes of $181,103, lower recruiting and training expense of $98,465, lower contract labor of $83,593, lower consulting fees of $60,456 and lower travel expense of $42,412.

Gain (loss) on Sale of Assets

During the three months ended June 30, 2017, we had a gain on the sale of equipment of $2,500.

Restructuring Costs

During the three months ended June 30, 2017, we recorded a $1,265 reduction of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office bringing our total expense to $569,135. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. See Note 19 to the Condensed Consolidated Financial Statements.

Selling and Marketing Expense

During the three months ended June 30, 2017, selling and marketing expense increased to $572,334 compared to $407,829 for the three months ended June 30, 2016. The $164,505, or approximately 40% increase is largely a result of additional outside services and payroll and benefits.

Research and Development Expense

During the three months ended June 30, 2017, research and development expense totaled $292,938 compared to $610,398 for the three months ended June 30, 2016, a decrease of $317,460 or approximately 52%. The $317,460, or approximately 52% decrease largely resulted from lower outside professional services of $251,800 and lower payroll and benefits of $35,943. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $905,022 was capitalized as developed technology during the three months ended June 30, 2017 and $419,890 was capitalized in the three months ended June 30, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended June 30, 2017, depreciation and amortization expense totaled $535,892 compared to $621,311 for the three months ended June 30, 2016. The $85,419, or approximately 14% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Other Income and Expense

For the three months ended June 30, 2017, net interest expense was $672,369 compared to $683,482 for the three months ended June 30, 2016, a decrease of $11,113 or approximately 2%. The decrease in net interest expense resulted primarily from a penalty due from the lender under the loan agreement, partially offset by a higher balance due under the Sapinda loan agreement. See Note 20 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Common Shareholders

The Company had net income of $746,549 for the three months ended June 30, 2017, compared to a net loss of $1,783,946 for the three months ended June 30, 2016, an increase of $2,530,495. This increase in net income is largely due a gain on settlement of milestone payments, offset by an increase in income tax expense.

Nine Months Ended June 30, 2017, Compared to Nine Months Ended June 30, 2016

Revenue

For the nine months ended June 30, 2017, the Company recognized revenues from operations of $22,242,887, compared to $19,664,054 for the nine months ended June 30, 2016, an increase of $2,578,833 or 13%. Of these revenues, $21,577,313 and $18,947,752, respectively, were from monitoring services, an increase of $2,629,561 or 14%. The increase in revenue was principally the result of (i) increases in total growth of our North American monitoring operations driven by clients in Indiana and Virginia, and (ii) growth of offender monitoring in Chile.

Other revenue for the nine months ended June 30, 2017 decreased to $665,574 from $716,302 in the same period in 2016 largely due to lower sales of consumable items. We are continuing to focus on recurring subscription based opportunities and not equipment sales.

Cost of Revenue

During the nine months ended June 30, 2017, cost of revenues totaled $10,914,917 compared to cost of revenues during the nine months ended June 30, 2016 of $8,738,443, an increase of $2,176,474 or 25%. The increase in cost of revenue was largely the result of increases in total monitoring and analytics activity, which drove up outside monitoring costs by $1,368,957, communication costs by $614,453, repair and maintenance costs by $371,280, depreciation and amortization by $135,222, impairment expense of $164,787 and other incremental revenue related costs, partially offset by lower monitoring center personnel costs of $619,502.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2017 and 2016 totaled $1,633,629 and $1,498,407, respectively. This $135,222 or 9% increase in costs represents an acceleration of certain monitoring devices, partially offset by a drop in the depreciation of TrackerPALTM, ReliAlertTM and other monitoring devices as well as the amortization of certain royalty agreements. Devices are depreciated over a one to five-year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

Impairment cost for equipment and parts for the nine months ended June 30, 2017 and 2016 were $344,787 and $180,000, respectively. These costs relate to disposal of obsolete inventory, monitoring equipment and parts as we continue to make significant enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the nine months ended June 30, 2017, gross profit totaled $11,327,970, or 51% of net revenues compared to $10,925,611, or 56% of net revenues during the nine months ended June 30, 2016. The increase in absolute gross profit of $402,359 or 4% is due to higher overall revenues. The decrease in gross margin is due to the increase in certain aspects of cost of revenue, including monitoring activity and communication costs.

General and Administrative Expense

During the nine months ended June 30, 2017, general and administrative expense totaled $9,142,113 compared to $9,240,935 for the nine months ended June 30, 2016. The decrease of $98,822 or approximately 1% in general and administrative costs resulted largely from decreases in legal and professional fees of $440,518, lower contract labor of $251,456, lower taxes of $185,314 and lower travel expense of $113,927, partially offset by higher stock-based compensation of $625,600, higher fees and licenses of $289,060.

Loss on Sale of Assets

During the nine months ended June 30, 2017, we incurred a loss on the sale of non-core assets of $763,531. The loss consists of cash received of $860,000, less a third-party royalty buyout payment of $350,000, $410,105 of equipment, net of accumulated depreciation, and $865,926 of intangible assets, net of accumulated amortization and a gain on the sale of equipment. See Note 10 to the Condensed Consolidated Financial Statements.

Restructuring Costs

During the nine months ended June 30, 2017, we recorded $569,135 of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. See Note 19 to the Condensed Consolidated Financial Statements.

Selling and Marketing Expense

During the nine months ended June 30, 2017, selling and marketing expense totaled $1,786,312 compared to $1,684,130 for the nine months ended June 30, 2016. The $102,182, or 6% increase resulted largely from higher outside services.

Research and Development Expense

During the nine months ended June 30, 2017, research and development expense totaled $1,460,354 compared to research and development expense for the nine months ended June 30, 2016 totaling $1,741,285, a decrease of $280,931 or 16%. The $280,931 decrease resulted largely from lower research and development costs, as well as lower outside services. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,933,390 was capitalized as developed technology during the nine months ended June 30, 2017 and $1,581,169 was capitalized during the nine months ended June 30, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the nine months ended June 30, 2017, depreciation and amortization expense totaled $1,744,276 compared to $2,055,915 for the nine months ended June 30, 2016. The $311,639, or approximately 15% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Other Income and Expense

For the nine months ended June 30, 2017, net interest expense was $2,116,805 compared to $2,009,399 for the nine months ended June 30, 2016. The increase in net interest expense resulted primarily from an increase in the average loan balance due to Sapinda. See Note 20 to the Condensed Consolidated Financial Statements.

Net Loss Attributable to Common Shareholders

The Company had a net loss from continuing operations for the nine months ended June 30, 2017 totaling $3,452,707 compared to a net loss of $5,831,779 for the nine months ended June 30, 2016. This decrease in net loss is largely due to a gain on settlement of milestone payments, higher gross profit, a decrease in certain operating expenses, partially offset by an increase in income tax expense, restructuring costs and loss on sale of assets.

Liquidity and Capital Resources

During prior fiscal years, to finance the business, the Company has supplemented cash flows with borrowings under a credit facility, a revolving line of credit from one of its shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. No such borrowings or sales of equity securities occurred during the three or nine months ended June 30, 2017.

As of June 30, 2017, the Company had unrestricted cash of $1,893,966 and working capital deficit of $203,554, compared to unrestricted cash of $1,769,921 and working capital of $344,283 as of September 30, 2016. The Company had a net loss of $3,452,707 for the nine months ended June 30, 2017, which included certain non-cash items, such as depreciation and amortization, stock-based compensation, bad debt expense, loss on sale of assets and gain on settlement of milestone payments. In addition, accounts receivable was $243,597 lower and accrued expenses increased by $2,926,074, of which $1,960,862 represents interest payable, for the nine months ended June 30, 2017.

The Company provided $2,937,513 of cash from operating activities during the nine months ended June 30, 2017, compared to $1,964,863 in the nine months ended June 30, 2016, representing an increase of $972,650 or 50%.

The Company used cash of $2,761,879 for investing activities during the nine months ended June 30, 2017, compared to $3,892,211 of cash used in investing activities in the nine months ended June 30, 2016. Cash used for investing activities was spent on significant enhancements to the Company’s next generation software platform and for purchases of monitoring and other equipment to meet demand during the nine months ended June 30, 2017. In addition, the Company received $512,500 from the sale of certain assets.

The Company used $50,773 of cash for financing activities during the nine months ended June 30, 2017, compared to $1,003,976 in cash used in the nine months ended June 30, 2016.

On April 3, 2017, Puerto Rico filed for the equivalent of bankruptcy in U.S. Federal court. The Company has a contractual relationship with an arm of the Puerto Rico government that currently owes the Company approximately $227,947 for pre-bankruptcy monitoring services at June 30, 2017, of which the Company has recorded an allowance for doubtful accounts of $99,690. Since April 3, 2017, we received payments of approximately $240,000, $73,000 and $9,000 related to pre-bankruptcy amounts from Puerto Rico. While it is too early to determine how creditors, including the Company, will be treated in the bankruptcy, we may be required to write down additional amounts due to the bankruptcy proceeding.

              The Company's Restructuring Plan approved in the quarter ended December 31, 2016 is intended to reduce certain expenses, and reduce the Company's dependence on external sources of financing. While the Restructuring Plan is intended to result in a reduction in operating losses and cash used in operations, the Company currently remains dependent on external sources of financing to continue operations. As a result, management intends to pursue certain options to reduce its dependence on external sources of capital, which may include refinancing certain debt, extending debt maturities, converting certain debt to equity, selling certain non-core assets, further reducing operating costs and/or raising additional capital, although no assurances can be given that management will be successful in consummating any of the foregoing. See Note 21 to the Condensed Consolidated Financial Statements.

As of June 30, 2017, excluding interest, $3.4 million and $30.4 million were owed to Sapinda and Conrent under the Sapinda Loan Agreement and Conrent Loan Agreement (together, the “Loan Agreements”), respectively. While management is currently exploring options to restructure the debt owed under the Loan Agreements, which may include exchanging debt for equity, no assurances can be given that management will be successful. Together with available cash and cash flow from operations, and assuming the Company is able to re-structure existing debt or exchange certain debt for equity, management believes that the Company may have adequate working capital to provide for its working capital requirements through the remainder of its fiscal year ending September 30, 2017, although no assurances can be given.

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

Foreign Currency Risks

We had $8,110,003 and $7,610,492 in revenue from sources outside the United States for the nine months ended June 30, 2017 and 2016, respectively. Although we typically transact the sale of monitoring equipment and services in U.S. Dollars, we do receive payments in an equivalent value of foreign currencies which resulted in foreign exchange gain of $75,859 and an exchange loss of $66,119 during the nine months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, the Company recorded a foreign currency translation adjustment of $746,156 largely related to the weakening of the U.S. dollar versus the Canadian dollar and the New Israeli Shekel. Changes in foreign currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lazar Leybovich et al v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for Summary Judgment. The Plaintiffs filed a Notice of Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Company filed a Response Brief on June 22, 2017. Plaintiff’s Reply Brief is due August 16, 2017.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages in an amount sufficient to deter similar conduct in the future. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 13, 2017. The Appeal was docketed on July 26, 2017, the Company’s brief will be filed August 15th. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000.00, plus per annum interest. Defendant’s initial Counter Claims were dismissed, however the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. Track Group filed a Motion to Dismiss on July 21, 2017. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS had failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is upwards of $1 million. The initial arbitration proceeding took place on June 22, 2017. Depositions will be taken by August 10, 2017. The hearing is scheduled for September 14 and 15, 2017. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company filed in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. Track Group filed an Answer with Counter Claims on December 21, 2016. At this time we are in the initial discovery phase. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017 the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. While the Company became a part of this suit recently, the case has been ongoing since the fall of 2016. The court entered a scheduling order placing a deadline on discovery of December 19, 2017 and on dispositive motions for January 17, 2018. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, against the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, under the consideration that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, we filed an appeal against the decision of the Federal Administrative Tribunal. The Company will elaborate our Appeal Brief by August 9, after which time we will await a ruling.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1,000,000 of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts”. On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal should take place in November. The Company expects the court to make a decision within three months of the actual hearing date.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017 Plaintiff, Pablo Gonzalez-Cruz, filed a Complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against Track Group, and associated parties, alleging that his daughter died as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance are due by August 14, 2017.

Item 1A.  Risk Factors

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2016:

We are dependent upon certain customers, contracts with two of which expire prior to the end of December 31, 2017. If we lose any of these customers, or our contracts with such customers are not renewed, our results from operations and business condition may be materially and adversely affected.

While we typically enter into long-term contracts for monitoring services, contracts with two of our customers that together account for 41% of total sales during the nine months ended June 30, 2017, and 42% during the three months ended June 30, 2017, expire prior to December 31, 2017. While we have responded to requests for proposals to renew such contracts, no assurances can be given that such contracts will renewed. The loss of any of these customers may have a material adverse effect on our business, including our results from operations and financial condition.

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

Track Group, Inc.

Date: August 10, 2017	By:	/s/ Guy Dubois
Guy Dubois Principal Executive Officer

Date: August 10, 2017	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)