Form 10-K
period 2017-09-30
Track Group, Inc.
filed 2017-12-19
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number: 000-23153

TRACK GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0543981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. 5th Avenue Suite 100 Naperville, Illinois 60563
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2017 was $10.9 million. As of December 1, 2017, there were 10,480,984 shares of Common Stock issued and outstanding.

 Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant's definitive proxy statement with respect to its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended September 30, 2017, pursuant to Regulation 14A.

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

PART I

Item 1.       Business

Track Group, Inc., a Delaware corporation since 2016 and previously incorporated in 1995 as a Utah corporation, has its principal place of business at 200 E. 5th Avenue Suite 100, Naperville, Illinois 60563. Our telephone number is (877) 260-2010. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 (“Common Stock”), is currently listed for quotation on the OTCQX Premier marketplace (“OTCQX”) under the symbol TRCK. Unless specified otherwise, as used in this Form 10-K, “we,” “us,” “our,” “Track Group” or the “Company” refer to Track Group, Inc. and its subsidiaries.

Company Background

The Company designs, manufactures, and markets location tracking devices and develops and sells a variety of related software, services, accessories, networking solutions, and monitoring applications. Our products and services include a full-range of one-piece GPS tracking devices, a device-agnostic operating system, a portfolio of software applications including smartphone, alcohol and predictive analytics, and a variety of accessory, service and support offerings. Our products and services are currently available worldwide and are sold through our direct sales force, as well as through value-added resellers. The Company sells to government customers on federal, state and local levels in the US and to members of the Ministry of Justice (MOJ) internationally. Track Group’s device-agnostic platform and expanded portfolio of integrated and complimentary monitoring-related services help reduce risk and make the administration of justice better, faster, and less expensive for taxpayers. As of September 30, 2017, The Company’s products and platform are used to monitor over 30,000 individuals globally.

Business Strategy

We are committed to helping our customers improve offender rehabilitation and re-socialization outcomes through our innovative hardware, software, and services. We treat our business as a service business. Although we still manufacture patented tracking technology, we see the physical goods as only a small part of the integrated offender monitoring solutions we provide. So, rather than receiving a stream of ongoing revenue just for a piece of manufactured equipment, the Company is now receiving a steady stream of revenue for ongoing device agnostic subscription contracts. As part of our strategy, we continue to expand our device-agnostic platform to not only collect, but also store, analyze, assess and correlate location data for both accountability and auditing reasons, as well as to use for predictive analytics and assessment of effective and emerging techniques in criminal behavior and rehabilitation. We believe a high-quality customer experience with knowledgeable salespersons who can convey the value of our products and services greatly enhances our ability to attract and retain customers. Therefore, our strategy also includes building and expanding our own direct sales force and our third-party distribution network to effectively reach more customers and provide them with a world-class sales and post-sales support experience. In addition, we are developing related-service offerings to address adjacent market opportunities in both the public and private sectors. We believe continual investment in research and development (“R&D”), including smartphone applications and other monitoring services is critical to the development and sale of innovative technologies and integrated solutions today and in the future.

Recent Developments

Marion County Agreements

The Company is working on finalizing two contracts with Marion County Community Corrections (“Agency”), the largest county in the state of Indiana. On October 19, 2017, the Agency’s Advisory Board approved a multi-year contract for the Company to provide electronic monitoring services (“Monitoring Contract”) across the full range of sentences under the Agency’s oversight. On November 28, 2017, the Marion County Information Technology Board approved both the Monitoring Contract and a multi-year contract for the Company to provide analytics software.

Contract with the Gendarmeria de Chile

The previous multi-year agreement signed between Gendarmeria de Chile, the Republic of Chile's uniformed prison service, and Track Group in 2013, ended in October of 2017 although services have continued uninterrupted. In March 2017, a public tender process commenced as required. After submissions and reviews were complete, the results of the tender were suspended by the Chilean Court of Public Buyers following formal complaints filed by the Company and another competitor. The Company's Chilean subsidiary and Gendarmeria de Chile signed a new agreement on December 7, 2017 ("New Agreement") to provide electronic monitoring of offenders commencing on October 18, 2017 for a period of 365 days to supply monitoring services totaling up to approximately $10.6 million. The New Agreement is subject to approval by the Oficina de la Contraloria General de la República which the Company anticipates receiving within the next 30 days.

Debt Exchange Agreement

On October 9, 2017, the Company entered into a Debt Exchange Agreement with Conrent Invest S.A. (“Conrent”), a public limited liability company incorporated under the laws of the Grand Duchy of Luxembourg regarding total debt and unpaid interest of approximately $34.7 million as of October 31, 2017 (the “Debt”) (the “Debt Exchange”). The Debt Exchange called for the Company to exchange newly issued shares of preferred stock for the entire Debt subject to approval by the investors who purchased securities from Conrent to finance the Debt (the “Noteholders”). On November 2, 2017, Conrent convened a meeting of the Noteholders to approve the Debt Exchange; however, the quorum required to approve the Debt Exchange was not achieved. Management continues to negotiate with Conrent regarding terms for the Debt Exchange acceptable to Noteholders with the objective of reaching an agreement acceptable to both Conrent and the Noteholders before the Debt matures on July 31, 2018.

Restructuring Plan

During the fiscal year ended September 30, 2017, the Company completed a restructuring (the “Restructuring Plan”) to streamline operations by consolidating our headquarters from Salt Lake City, Utah into our existing Chicagoland office. The Restructuring Plan also included the build-out and development of a new outsourced monitoring center located in the Chicagoland area that allowed us to upgrade operators and management, improve training, lower future expenses, and improve our ability to align workforce costs with customer demands.

Sapinda Loan Agreement Amendment Number One

On March 13, 2017, the Company and Sapinda Asia Limited (“Sapinda”) entered into an agreement to amend the Loan Agreement executed by the parties on September 25, 2015 (“Amendment Number One”). Amendment Number One extends the maturity date of all loans made pursuant to the Loan Agreement to September 30, 2020. In addition, we began accruing penalties since Sapinda has not funded the remaining amount of approximately $1.5 million available on the loan on or before March 31, 2017. The penalties totaled approximately $183,000 at September 30, 2017, and the daily penalties currently exceed the daily interest due Sapinda. Further advances under the Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Loan Agreement, or that the penalties accruing will ever be paid.

Products and Services

Devices

ReliAlert™XC 3
ReliAlert™XC3 is our flagship GPS device that sets the standard for reliability and performance in the offender monitoring industry. Advanced features enable agencies to more effectively track offender movements and communicate directly with offenders in real-time, through a patented, on-board two/three-way voice communication technology. This device includes an enhanced GPS antenna and GPS module for higher sensitivity GPS, enhanced voice audio quality, increased battery performance of 50+ hours, 3G cellular capabilities, improved tamper sensory, and durability enhancements.

Shadow™
Driven by customer demand to improve the performance and affordability of offender tracking devices, Shadow™ is the smallest and lightest device of its kind with a sleek, modern design featuring an enhanced mobile charging capability that makes it easier to use. The device is 3G compliant and fully supported by all global mobility providers. Management anticipates that this product will increase the Company’s penetration into the offender monitoring marketplace.

Operating System Software

TrackerPAL™
TrackerPAL™ is a secure, cloud-based monitoring system that gives customers the ability to not only collect, but also store, analyze, assess and correlate offender data for both accountability and auditing reasons, as well as to use with predictive analytics applications and assess criminal behavior and rehabilitation opportunities. The Company is working on a successor software platform, IntelliTrackTM that will be introduced to customers in a controlled manner through the upcoming fiscal year.

Application Software

TrackerPAL™ Mobile
A mobile application of the TrackerPAL™ software is available for Android and iOS devices. The Company is also developing a similar application for IntelliTrackTM.

Data Analytics
Our data analytics services help facilitate the discovery and communication of meaningful patterns in diverse location and behavioral data that helps agencies reduce risks and improve decision making. Our analytics applications use various combinations of statistical analysis procedures, data and text mining, and predictive modeling to proactively analyze information on community-released offenders to discover hidden relationships and patterns in their behaviors and to predict future outcomes.

Real-Time Alcohol Monitoring
BACtrack is the world’s first smartphone-based remote alcohol monitoring system. The award-winning BACtrack Mobile integrates a smartphone app and police-grade breathalyzer branded for the Company to bring blood-alcohol content (“BAC”) wirelessly to a mobile device. We can quickly and easily estimate an enrollee’s BAC and track the results over time. The smartphone monitoring application allows supervisors to send scheduled or random notifications to enrollees to take BAC tests, providing photo/location-verified and time stamped results. It also includes an onboard calendar, reminding an enrollee of court dates, testing dates, medications to take, mandatory events to attend, and other matters.

Victim and Survivor Support
Our Domestic Violence Smartphone Application creates a mobile geo-zone around a survivor of domestic abuse and communicates with the offender’s tracking device – providing an early-warning notification to the survivor if he or she is in proximity of the offender or group of offenders.

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

Product Support and Services

Monitoring Centers
Our monitoring centers provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, are staffed with highly trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery backup and triple redundancy in voice, data, and IP. We have assisted in the establishment of monitoring centers for customers and local partners in the United States, Chile and other global locations.

Customer Care
We offer a range of support options for our customers. These include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information, as well as technical assistance.

Research and Development Program

During the fiscal year ended September 30, 2017, we incurred research and development expense of $1,784,867, compared to $2,415,924 recognized during fiscal year 2016. The $631,057 decrease in research and development cost reflects plans implemented to lower contract labor, curtail outside services and reduce payroll costs. However, the Company also strategically invested in enhancing the firmware and software to improve the customer experience and completing the new software platform to increase scalability and add new features requested by government agencies. As a result of these investments and improvements, $2,416,804 was capitalized as developed technology during the twelve months ended September 30, 2017. This represented an increase of $325,842 over the $2,090,962 capitalized as developed technology during the twelve months ended September 30, 2016.

Competition

The markets for our products and services are highly competitive and we are confronted by aggressive competition in all areas of our business. These markets are characterized by frequent product introductions and technological advances. Our competitors selling tracking devices have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, a strong software ecosystem, service and support, and corporate reputation.

Our specific competitors vary from market to market and we compete against other international, national and regional companies, some of whom use local partners who have more knowledge of the local markets and the government decision making process. Some of our competitors are owned by large public companies and may have access to more resources than we do, while others are backed by private equity firms with large funds, or in some cases, work as part of consortium with extensive international experience. We expect competition in these markets to intensify significantly as competitors attempt to imitate some of the features of our products and applications within their own products or, alternatively, collaborate with third-party providers to offer solutions that are more competitive than those they currently offer.

Competitive Strengths

Industry leading Analytics Software. Remains the only fully functioning, revenue generating analytics software on the market today, specifically designed for the offender monitoring market. Several state department of corrections, county probation agencies and Sheriff’s offices have utilized this solution for more than two years.

Device Agnostic Software Platform. The Company’s software platform is device agnostic and currently accommodates offender monitoring of new products that we introduce, integrates with case management software utilized by sheriff, probation and pre-trial departments, and adds devices manufactured by competitors.

Smartphone Monitoring Pioneers in Criminal Justice. Today’s prison system incarcerates too many individuals who pose little threat to public safety, at far too great a cost. They serve their sentences in overcrowded, outdated institutions that expose them to hardened criminals. Upon release, their opportunities and lives have changed forever. Now, low-risk offender populations can serve their sentences virtually, holding jobs and taking care of family members, yet still feeling the weight of their punishment while seeing a clear path to avoiding trouble in the future. And taxpayers gain a clear cost advantage. Today, we have developed apps targeting alcohol monitoring, domestic violence and our core monitoring platform.

Experienced Senior Management Team. Our top executives have extensive experience in both the offender monitoring marketplace and their specific fields of expertise whether that be sales, customer care and technology. We also benefit from a diverse and experienced Board of Directors.

Recurring Revenue. The Company’s revenue is generated in large part by long-term customer contracts based on the size of the offender monitoring program throughout each month which creates a predictable, recurring revenue stream.

Relationships with High-Quality Government Customers. The Company has developed strong relationships with federal, state and county customers within the United States and with Ministries of Justice internationally.

Extensive Product Suite. The Company has a large variety of products that appeal to a broad range of government customers and greatly enhances our ability to attract and retain clients. These products include different GPS devices, alcohol monitoring and new smartphone applications including those that address adjacent market opportunities in both the public and private sectors and analytics software.

National Footprint with International Presence. The Company operates in approximately 42 states as well as select international locations including Chile. Our presence both within the United States and abroad better positions the Company to compete for new and expiring government contracts.

Sources and Availability of Raw Materials

We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of our product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices and quality within a reasonable time, or at all; therefore, the risk of loss or interruption of such arrangements could impact our ability to deliver certain products on a timely basis.

Dependence on Major Customers

We had sales to entities, two of which represents more than ten percent of gross revenues, as follows for the years ended September 30, 2017 and 2016:

	2017	%	2016	%

Customer A	$8,747,338	29%	$7,543,116	28%

Customer B	$3,743,508	13%	$2,013,929	7%

Customer C	$2,326,318	8%	$1,573,959	6%

No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2017 or 2016. (See Note 16 to the Consolidated Financial Statements).

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2017 and 2016, respectively, are shown in the table below:

	2017	%	2016	%

Customer A	$1,657,316	30%	$2,476,168	36%

Customer B	$641,973	12%	$899,428	13%

Customer C	$394,253	7%	$548,867	8%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during the fiscal years ended September 30, 2017 and 2016 was $2,178,895 and $1,581,219, respectively. The 38% increase in cellular service expense in 2017 compared to 2016 resulted from increased costs associated with higher revenue and resulting cost of sales and the consolidation of smaller suppliers into national suppliers, partially offset by lower pricing on contracts negotiated in fiscal 2017.

During the years ended September 30, 2017 and 2016, we also purchased a significant portion of our inventory and monitoring equipment from certain suppliers. The cost during the fiscal years ended September 30, 2017 and 2016 of these purchases was $1,838,779 and $1,488,515, respectively. The 24% increase was due to the shut-down of the 2G cellular network resulting from the one-time replacement of these 2G units and higher demand due to growth for products purchased from these suppliers.

Intellectual Property

The Company currently holds rights to patents and copyrights relating to certain aspects of our hardware devices, accessories, software and services. The Company has registered or applied for trademarks and service marks in the U.S. and a number of foreign countries. Although we believe the ownership of such patents, copyrights, trademarks and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence and marketing abilities of our personnel.

The Company regularly files patent applications to protect innovations arising from our research, development and design, and are currently pursuing numerous patent applications around the world. Over time, the Company has accumulated a large portfolio of issued patents around the world. The Company holds copyrights relating to certain aspects of our products and services. No single patent or copyright is solely responsible for protecting our products. The Company believes the duration of our patents is adequate relative to the expected lives of our products.

Many of the Company’s products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses can be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Trademarks. We have developed and use trademarks in our business, particularly relating to our corporate and product names. The Company owns 10 trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada. In addition, we have the Track Group trademark and design registered in various countries around the world.

The Company will file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations:

Trademark	Application Number	Registration Number	Status/ Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013,886	2,595,328	Registered
TrackerPAL®	78/843,035	3,345,878	Registered
Mobile911®	78/851,384	3,212,937	Registered
TrackerPAL®	CA 1,315,487	749,417	Registered
TrackerPAL®	MX 805,365	960954	Registered
ReliAlert™	85/238,049	4200738	Registered
HomeAware™	85/238,064	4111064	Registered
SecureCuff™	85/238,058	4271621	Registered
SecureAlert™	86/031,550	4623370	Registered
TrackGroup™	86/301716	4701636	Registered
Track Group™ and Design	86/469103	4793747	Registered
Track Group™ and Design*	1257077	1257077	Registered

 *Track Group™ and Design is also a registered trademark in the following countries: Europe, Switzerland, Mexico, Canada and Chile.

Patents. We have 16 patents issued in the United States. At foreign patent offices, we have seven patents issued and six patents pending.

The following tables summarize information regarding our patents and patent applications. There are no assurances given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

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

Trade Secrets.  The Company owns certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

The Company intends to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Government Regulation

Our operations are subject to various federal, state, local and international laws and regulations. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Seasonality

Given the consistency in recurring domestic monitoring revenues by customers throughout 2017, we detected no apparent seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period.

Employees

As of December 8, 2017, we had 154 full-time employees and two part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

Additional Available Information

We make available, free of charge, at our corporate website (www.trackgrp.com) copies of our annual reports filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request.

All reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

Our business is subject to significant risks. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our financial statements and related notes, before you decide to invest in our Common Stock. If any of the following risks or uncertainties actually occur, our business, results of operations or financial condition could be materially harmed, the trading price of our Common Stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business, Operations and Industry

We face risks related to our substantial indebtedness, including risk related to the repayment of our short-term indebtedness.

As of September 30, 2017, we had $33,751,248 of indebtedness outstanding, of which approximately $30,270,531 becomes due and payable within the next 12 months. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. As a result, we will have to raise additional capital or restructure such indebtedness during the next 12 months, and no assurances can be given that we may be successful in that regard. See Note 16 to the Consolidated Financial Statements.

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

We will not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While we are currently negotiating to restructure our indebtedness, no assurances can be given that we will be successful, and we cannot assure you that we will maintain a level of cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness.

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

Our targeted markets may be slow to or may never expand the use of our products or services. Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that our products are a preferable alternative to other available methods of tracking or incarceration. In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside of our control. No assurance can be given that key decision-makers will continue to accept or expand the use of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Budgetary issues faced by government agencies could adversely impact our future revenue.

Our revenues are primarily derived from contracts with state, local and county government agencies in the United States and governments of Caribbean and Latin American nations. Many of these government agencies are experiencing budget deficits and may continue to do so. As a result, we may experience delays in payment on customer invoices, the amount spent by our current clients on equipment and services that we supply may be reduced or grow at rates slower than anticipated, and it may be more difficult to attract additional government clients. In light of the recent hurricanes, and the destruction sustained by many Caribbean countries, this is of increasing risk. Furthermore, the industry has experienced a general decline in average daily lease rates for GPS tracking devices. As a result of these factors, our ability to maintain or increase our revenues may be negatively affected.

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

Our current and expected markets are rapidly changing. Although we believe our technology has advantages over competing systems, there can be no assurance that those advantages are significant. Many of our competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field. Moreover, competitors may be in the process of developing technology that could be developed more quickly or ultimately be more effective than our products. There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

We are dependent upon certain customers, the loss of which may adversely affect our results of operations and business condition.

During fiscal year 2017, three of our customers in aggregate accounted for 50% of total sales. All of their contracts expire within the next fiscal year. Failure to renew these contracts, resulting in the loss of any of these customers, may have a material adverse effect on our business (See Note 2 and Note 16 to the Consolidated Financial Statements).

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

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Our inability to obtain or to maintain patents on our key products could adversely affect our business. We currently own 23 patents issued and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies, and for specific products we may develop. There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The enforcement of patent rights can be uncertain and involves complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

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

We also rely on trade secrets laws to protect portions of our technology for which patent protection has not yet been pursued or is not believed to be appropriate or obtainable. These laws may protect us against the unlawful or unpermitted disclosure of any information of a confidential and proprietary nature, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to vendors or suppliers, and customer names and addresses. We seek to protect this un-patentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by entering into confidentiality agreements with employees, collaborative partners, consultants, and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

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

Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services. Historically, we have experienced temporary interruptions of telecommunications or power outages, which were promptly mitigated, although this year Hurricane Maria presented even greater challenges in Puerto Rico. Such instances may result in loss of customer accounts or similar problems if they occur again in the future. Given rapidly changing technologies, we are not certain that we will be able to adapt the use of our services to permit, upgrade, and expand our systems or to integrate smoothly with new technologies. Network and information systems and other technologies are critical to our business activities. Network and information systems-related events, including those caused by us, our service providers or by third parties, such as computer hacking, cyber-attacks, computer viruses, or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing could result in a degradation or disruption of our services. These types of events could result in a loss of customers and large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events.

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

Our financial results are reported in U.S. dollars, but operations are conducted internationally. Currency exchange rates have, and may continue to have, a significant impact on our operating results. We do not utilize hedging techniques to minimize our exposure. As a result, an investment in our Common Stock may expose shareholders to fluctuations in exchange rates.

The dollar cost of our operations internationally could increase as a result of increases or decreases in the rate of inflation or devaluation of the local currency in relation to the dollar, which may harm our results of operations.

The dollar cost of our international operations is expected to be influenced by any increase in inflation that is not offset by the devaluation of the local currency in relation to the dollar. As a result, we are exposed to the risk that foreign currencies will appreciate in relation to the dollar. We cannot predict whether the foreign currencies will appreciate or depreciate against the dollar in the future.

International political, economic and military instability may impede our ability to execute our plan of operations.

Political, economic and military conditions, both domestic and abroad, may affect our business. We cannot predict whether or in what manner these problems may occur. Acts of random terrorism periodically occur which could affect our operations or personnel. Ongoing or revived hostilities or other factors could harm our operations and could impede our ability to execute our plan of operations. Natural disasters, such as the recent hurricanes in the Caribbean, could render our affected customers financially unable to continue making payments or using our services. Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products. In addition, our business insurance may not cover losses that may occur as a result of events associated with the security situation. Any losses or damages incurred by us could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Stock

Our largest shareholder’s beneficial ownership is over 50%, and is therefore able to exert control over us, which may limit your ability to influence corporate matters.

As of September 30, 2017, the Company's transfer agent records indicate that Sapinda Asia Limited and Mr. Lars Windhorst (collectively “Sapinda Asia”) are the Company's largest shareholders with more than 50% of the outstanding voting securities of the Company. As a result, Sapinda Asia will control the outcome of any shareholders’ meeting, including having the power to determine the composition of our board of directors and control the outcome of the voting on any significant corporate transactions or other matters submitted to our shareholders for approval. The interests of Sapinda Asia may not be aligned with or be in the best interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to other shareholders. In the near future, based on Schedule 13D filings made with the Securities and Exchange Commission in July and September of 2017, management believes that ETS Limited (“ETS”), a Cayman Islands entity, will become the owner of a substantial majority of Sapinda Asia's shares in the Company such that ETS will become the Company's largest shareholder with 46.5% of the Company's total outstanding shares. As a result, ETS will have substantial influence over the outcome of shareholder meetings in the future and the interests of ETS may not be aligned with or be in the best interests of other shareholders.

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing shareholders without their approval.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001. The Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock. The Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or Common Stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that common shareholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company. As of September 30, 2017, there were no outstanding shares of preferred stock issued.

Sales by certain of our shareholders of a substantial number of shares of our Common Stock in the public market could adversely affect the market price of our Common Stock.

A large number of outstanding shares of our Common Stock are held by several of our principal shareholders. If any of these principal shareholders were to decide to sell large amounts of stock over a short period of time, such sales could cause the market price of our Common Stock to decline.

A decline in the price of our Common Stock could affect our ability to raise additional working capital and adversely impact our operations and would severely dilute existing or future investors if we were to raise funds at lower prices.

A prolonged decline in the price of our Common Stock could result in a reduction of our ability to raise capital. Because our operations have been financed in part through the sale of equity securities, a decline in the price of our Common Stock could be especially detrimental to our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our Common Stock to fluctuate widely:

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

Our Certificate of Incorporation authorizes the issuance of 30,000,000 shares of Common Stock. Our Board of Directors has the authority to issue additional shares of Common Stock up to the authorized capital stated in the Certificate of Incorporation. The issuance of any such shares of Common Stock will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the Company.

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

Item 2.       Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space began on September 1, 2017 and expires on August 31, 2022. Lease payments are approximately $10,900 per month.

We lease commercial office space in Indianapolis, Indiana of approximately 2,000 square feet. This lease began on August 1, 2016 and shall terminate on July 31, 2018. Lease payments are approximately $3,600 per month. In addition, we lease a second location with approximately 2,000 square feet in Indianapolis, Indiana. This lease was executed on January 1, 2014 and expires on December 31, 2018. Monthly lease payments for this facility are approximately $3,300.

Track Group Analytics, Inc. operations are approximately 4,200 square feet of office space in Bedford, Nova Scotia, Canada. The lease for this office space began on July 1, 2015 and expires on June 30, 2020. Monthly lease payments are approximately $5,700.

SecureAlert Chile operations are approximately 3,500 square feet of commercial office space located in Santiago, Chile. The lease for this office space began on December 31, 2016 and expires on December 31, 2019. Lease payments are approximately $6,500 per month.

We lease commercial office space in Sandy, Utah of approximately 1,500 square feet. The lease for this office space began on September 1, 2017 and expires on August 31, 2018. Lease payments are $1,500 per month.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for Summary Judgment. The Plaintiffs filed a Notice of Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. An oral argument has been set for December 2017. We intend to defend the case vigorously.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages in an amount sufficient to deter similar conduct in the future. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 15, 2017. An oral argument has been scheduled for December 2017. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000.00, plus per annum interest. The Defendant’s initial Counterclaims were dismissed, however the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Once the discovery period is completed, the Company will proceed with a Motion for Summary Judgment. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is upwards of $1 million. Depositions were completed in August of 2017. The arbitration hearing is tentatively scheduled for January 31, 2018. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company plans to file its motion for Summary Judgment by the end of the year. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. The Company’s Answer was filed April 27, 2017, and we are currently responding to the Defendant’s discovery. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, the Company filed a complaint before the Federal Administrative Tribunal, against the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, under the consideration that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. Counsel estimates the Tribunal should have a ruling on or before June 30, 2018. If the Company’s appeal is successful, the case will be sent back to the Federal Administrative Tribunal for a resolution on the merits of the case.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts.” On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal will be scheduled for February 2018. The Company expects the court to make a decision within three months of the hearing date.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017 Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. Plaintiff is requesting damages at no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK.” The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2017	High	Low
First Quarter ended December 31, 2016	$7.30	$3.35
Second Quarter ended March 31, 2017	$5.25	$3.36
Third Quarter ended June 30, 2017	$3.36	$2.16
Fourth Quarter ended September 30, 2017	$2.34	$1.40

Fiscal Year Ended September 30, 2016	High	Low
First Quarter ended December 31, 2015	$9.50	$2.00
Second Quarter ended March 31, 2016	$9.00	$3.15
Third Quarter ended June 30, 2016	$6.75	$2.60
Fourth Quarter ended September 30, 2016	$8.45	$3.51

Holders

As of November 20, 2017, we had 409 holders of record of our Common Stock and 10,480,984 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 600,842 shares of Common Stock.

Dividends

Since incorporation, we have not declared any cash dividends on our Common Stock. We do not anticipate declaring cash dividends on our Common Stock for the foreseeable future.

Dilution

The Board of Directors determines when and under what conditions and at what prices to issue stock. In addition, a significant number of shares of Common Stock are reserved for issuance upon exercise of outstanding options and warrants.

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

Under the 2012 Plan, up to 803,262 options or shares of Common Stock may be awarded. As of the date of this report, 276,959 shares of Common Stock and options for the purchase of 488,011 shares of Common Stock have been awarded under the 2012 Plan.

The following table includes information as of September 30, 2017 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	488,011	$8.51	526,303

Equity compensation plans not approved by security holders	-	-	-

Total	488,011	$8.51	526,303

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during the fiscal year ended September 30, 2017, nor were any securities issued subsequent to September 30, 2017.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to fiscal year 2017 refers to the year ended September 30, 2017. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2017 and 2016 and the accompanying notes thereto contained in this report. This introduction summarizes MD&A, which includes the following sections:

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
Off-Balance Sheet Arrangements

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

Overview

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model. Currently, we deploy offender based management services that combine patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Marion County Agreements

The Company is working on finalizing two contracts with Marion County Community Corrections, the largest county in the state of Indiana. On October 19, 2017, the Agency’s Advisory Board approved a multi-year contract for the Company to provide electronic monitoring services across the full range of sentences under the Agency’s oversight. On November 28, 2017, the Marion County Information Technology Board approved both the Monitoring Contract and a multi-year contract for the Company to provide analytics software.

Contract with the Gendarmeria de Chile

The previous multi-year agreement signed between Gendarmeria de Chile, the Republic of Chile's uniformed prison service, and Track Group in 2013, ended in October of 2017 although services have continued uninterrupted. In March 2017, a public tender process commenced as required. After submissions and reviews were complete, the results of the tender were suspended by the Chilean Court of Public Buyers following formal complaints filed by the Company and another competitor. The Company's Chilean subsidiary and Gendarmeria de Chile signed a new agreement on December 7, 2017 to provide electronic monitoring of offenders commencing on October 18, 2017 for a period of 365 days to supply monitoring services totaling up to approximately $10.6 million. The New Agreement is subject to approval by the Oficina de la Contraloria General de la República which the Company anticipates receiving within the next 30 days.

Debt Exchange Agreement

On October 9, 2017, the Company entered into a Debt Exchange Agreement with Conrent Invest S.A. (“Conrent”), a public limited liability company incorporated under the laws of the Grand Duchy of Luxembourg regarding total debt and unpaid interest of approximately $34.7 million as of October 31, 2017 (the “Debt”) (the “Debt Exchange”). The Debt Exchange called for the Company to exchange newly issued shares of preferred stock for the entire Debt subject to approval by the investors who purchased securities from Conrent to finance the Debt (the “Noteholders”). On November 2, 2017, Conrent convened a meeting of the Noteholders to approve the Debt Exchange; however, the quorum required to approve the Debt Exchange was not achieved. Management continues to negotiate with Conrent regarding terms for the Debt Exchange acceptable to Noteholders with the objective of reaching an agreement acceptable to both Conrent and the Noteholders before the Debt matures on July 31, 2018.

Restructuring Plan

During the fiscal year ended September 30, 2017, the Company completed a Restructuring Plan to streamline operations by consolidating our headquarters from Salt Lake City, Utah into our existing Chicagoland office. The Restructuring Plan also included the build-out and development of a new outsourced monitoring center located in the Chicagoland area that allowed us to upgrade operators and management, improve training, lower future expenses, and improve our ability to align workforce costs with customer demands.

Sapinda Loan Agreement Amendment Number One

On March 13, 2017, the Company and Sapinda entered into an agreement to amend the Loan Agreement executed by the parties on September 25, 2015. Amendment Number One extends the maturity date of all loans made pursuant to the Loan Agreement to September 30, 2020. In addition, we began accruing penalties since Sapinda has not funded the remaining amount of approximately $1.5 million available on the loan on or before March 31, 2017. The penalties totaled approximately $183,000 at September 30, 2017, and the daily penalties currently exceed the daily interest due Sapinda. Further advances under the Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Loan Agreement, or that the penalties accruing will ever be paid.

Results of Operations

Continuing Operations - Fiscal Year 2017 Compared to Fiscal Year 2016

Net Revenue

During the fiscal year ended September 30, 2017, we had net revenues of $29,727,018 compared to net revenues of $27,193,807 for the fiscal year ended September 30, 2016, an increase of $2,533,211, or approximately 9%. Of these revenues, $28,887,460 and $26,343,783 were from monitoring and other related services during the 2017 and 2016 period, respectively, an increase of $2,543,677 or 10%. Growth in revenue during the year ended September 30, 2017 was principally the result of (i) increases in total growth of our North American monitoring operations driven by clients in Indiana and Virginia, and (ii) growth of offender monitoring in Chile.

Other revenue for the year ended September 30, 2017 decreased to $839,558 from $850,024 in the same period in 2016 largely due to lower sales of consumable items and a continued focus on recurring subscription based sales as opposed to product sales.

Cost of Revenue

During the year ended September 30, 2017, cost of revenue totaled $14,125,699 compared to cost of revenue during the year ended September 30, 2016 of $12,416,923, an increase of $1,708,776. This increase is largely due to increases in total monitoring and other related services revenue recognized both domestically and internationally. Increases in cost of revenue include but are not limited to monitoring costs, communication costs, lost device expense and other incremental revenue related costs.

Although management expects the cost of revenue to continue to increase in subsequent periods, the Company expects the cost of revenue as a percentage of total revenue to decrease in the foreseeable future due to economies of scale of purchasing, lower device costs, reduced communication costs and efficiencies of our proprietary software.

Depreciation and amortization included in cost of revenue for the fiscal years ended September 30, 2017 and 2016, totaled $2,128,668 and $2,009,437, respectively. These costs represent an acceleration of certain monitoring devices, the depreciation of TrackerPAL™, ReliAlert™ and other monitoring devices as well as the amortization of certain royalty agreements. We believe this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Impairment cost for equipment and parts for the fiscal years ended September 30, 2017 and 2016 were $0 and $80,000, respectively. These costs relate to disposal of obsolete inventory, monitoring equipment and parts for enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the fiscal year ended September 30, 2017, gross profit totaled $15,601,319, resulting in a 52% gross margin, compared to $14,776,884, or a 54% gross margin during the fiscal year ended September 30, 2016, an increase of $824,435. The increase in absolute gross profit is due to higher overall revenue. The decrease in gross margin is largely due to higher costs of monitoring associated with duplicative costs during the transition from a company owned monitoring center to an outsourced vendor, as well as certain communication and lost devices expenses. We anticipate that gross profit as a percentage of total revenue may improve in subsequent periods as initiatives currently in development are realized and deployed.

Loss on Sale of Assets

During the year ended September 30, 2017, we sold certain non-core assets for net cash of $512,500 and incurred a loss on the sale of $763,531. See Note 5 to the Condensed Consolidated Financial Statements.

Restructuring Costs

During the year ended September 30, 2017, we recorded $558,833 of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. See Note 8 to the Condensed Consolidated Financial Statements.

Impairment of Intangible Assets

In connection with our annual impairment test performed by an independent valuation firm, a non-cash impairment charge of $506,413 was recorded during the year ended September 30, 2017 related to a legacy non-core facet of the business.

General and Administrative Expense

During the fiscal year ended September 30, 2017, our general and administrative expense totaled $12,216,041, compared to $13,038,760 for the fiscal year ended September 30, 2016. The decrease of $822,719 or 6% in general and administrative cost resulted largely from a decrease in bad debt expense, lower business taxes, lower consulting and contract labor costs, lower training costs and lower travel expense, partially offset by increases in wages and benefits, repairs and maintenance, settlements, legal and professional fees and Board of Director fees.

Selling and Marketing Expense

For the fiscal year ended September 30, 2017, our selling and marketing expense was $2,311,725 compared to $2,270,733 for the year ended September 30, 2016. The $40,992, or 2%, increase was principally the result of higher outside services.

Research and Development Expense

During the fiscal year ended September 30, 2017, we incurred research and development expense of $1,784,867 compared to those costs recognized during fiscal year 2016 totaling $2,415,924. The decrease resulted largely from lower research and development costs, as well as payroll and wages and lower outside services. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $2,416,804 was capitalized as developed technology during the year ended September 30, 2017. A portion of these expenses would have been recognized as research and development expense, absent the software enhancements.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During the fiscal year ended September 30, 2017, depreciation and amortization included in operating expense totaled $2,332,217, compared to $2,709,918 for the fiscal year ended September 30, 2016. This decrease of $377,701 or 14% was largely the result of lower amortization due to the sale of non-core assets and certain property and equipment assets becoming fully depreciated.

Other Income and Expense

During the fiscal year ended September 30, 2017, other income (expense) was income of $648,133 compared to expense of $2,837,170 during fiscal 2016, an improvement of $3,485,303. The improvement in other income (expense) is due to a gain on settlement of milestone payments of $3,213,940 and positive currency exchange rate movements of $374,733. See Note 7 to the Condensed Consolidated Financial Statements.

Net Loss

We had a net loss for the fiscal year ended September 30, 2017 totaling $4,725,826 or ($0.45) loss per common share, compared to a net loss of $8,495,621 or ($0.83) per common share for the fiscal year ended September 30, 2016. This decrease in net loss is largely due to a gain on settlement of milestone payments of $3,213,940, higher gross profit of $824,435, and lower general and administrative expense of $822,719, lower research and development costs of $631,057 and lower depreciation expense of $377,701. These amounts were offset by income tax expense of $501,651, restructuring costs of $558,833, a loss on sale of assets of $763,531 and impairment of intangible assets of $506,413.

Financial Position, Liquidity and Capital Resources

Historically, we have been unable to finance our business solely from cash flows from operating activities. During the year ended September 30, 2017 and prior years, we supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of September 30, 2017, excluding interest, $3.4 million was owed to Sapinda (the “Sapinda Loan Agreement”) and $30.4 million was owed to Conrent (the “Conrent Loan Agreement”). No such borrowings or sales of equity securities occurred during the year ended September 30, 2017.

Net Cash Flows from Operating Activities.

During the fiscal year ended September 30, 2017, we incurred a net loss of $4,725,826 and we had cash flows from operating activities of $4,147,786, compared to a net loss from continuing operations of $8,495,621 and cash flows from operating activities of $907,563 for fiscal year 2016. The increase of cash from operations in 2017 compared to 2016 was largely the result of a decrease in accounts receivable and improved operating results.

Net Cash Flows from Investing Activities.

The Company used $3,827,832 of cash for investing activities during the fiscal year ended September 30, 2017, compared to $5,057,183 of cash used during fiscal year 2016. Cash used for investing activities was used for significant enhancements of our software platform and used for purchases of monitoring and other equipment to meet demand during the twelve months ended September 30, 2017.

Net Cash Flows from Financing Activities.

The Company used $67,775 of cash for financing activities during the fiscal year ended September 30, 2017, compared to $978,168 of cash provided by financing activities during fiscal year 2016. During the fiscal year ended September 30, 2017, we made principal payments of $67,775 on notes payable. During the fiscal year ended September 30, 2016, we made principal payments of $1,021,832 on notes payable and we received cash proceeds totaling $2,000,000 from the issuance of notes payable.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2017, we had unrestricted cash of $2,027,321, compared to unrestricted cash of $1,769,921 as of September 30, 2016. As of September 30, 2017, we had a working capital deficit of $30,874,107, compared to a working capital surplus of $344,283 as of September 30, 2016. This decrease in working capital is principally due to an increase in short-term debt of $27,024,799 which matures July 31, 2018, and a decrease in cash due to additional capitalized software of $2,416,804, and purchases of monitoring equipment of $1,838,779. See Notes 9 and 16 to the Consolidated Financial Statements.

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. In addition, management is currently exploring options to restructure the debt owed under the Conrent Loan Agreement, which may include exchanging debt for equity.

Although no assurances can be given, in the event that management is able to successfully restructure the debt owed under the Conrent Loan Agreement, management believes it will have adequate cash flow from operations to provide for our working capital requirements through the remainder of the fiscal year ended September 30, 2018. Our belief is conditioned on management’s ability to exchange such debt owed to Conrent into equity securities of the Company. However, in the event we are unable to successfully restructure the debt under the Loan Agreement, our available cash resources together with cash flow from operations will be inadequate to provide for the payment of the debt owed under the Conrent Loan Agreement and to satisfy our working capital requirements.

On April 3, 2017, Puerto Rico filed for the equivalent of bankruptcy in U.S. Federal court. The Company has a contractual relationship with an arm of the Puerto Rico government that currently owes us approximately $75,674 for pre-bankruptcy monitoring services, of which we have recorded an allowance for doubtful accounts of $60,539. Since April 3, 2017, we received payments of approximately $143,000, $240,000, $73,000 and $9,000 related to pre-bankruptcy amounts from Puerto Rico. While it is too early to determine how creditors, including the Company, will be treated in the bankruptcy, we may be required to write down additional amounts due to the bankruptcy proceeding.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Financial Arrangements

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation that provides financing, liquidity, market risk, or credit risk support to the Company, except as described below.

	Payments due in less than 1 year	Payments due in 1 – 3 years	Payments due in 3 – 5 years	Total
Operating leases	$333,506	$492,481	$80,860	$906,847

As of September 30, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $906,847. The Company’s facility leases typically have original terms not exceeding 5 years and generally contain multi-year renewal options.

Critical Accounting Policies

In Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

With respect to inventory reserves, revenue recognition, impairment of long-lived assets and allowance for doubtful accounts receivable, we apply critical accounting policies discussed below in the preparation of our financial statements.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net loss or shareholders’ equity.

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

Product Sales

We may sell monitoring devices in certain situations to our customers. In addition, we may sell equipment in connection with the building out and setting up a monitoring center on behalf of customers. We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL, ReliAlert or Shadow devices), customers may, but are not required to, enter into one of our monitoring service contracts. We recognize revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

We sell and install standalone tracking systems that do not require our ongoing monitoring. We have experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs; therefore, we recognize revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations. We typically use labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. We evaluate our estimated labor hours and costs and determine the estimated gross profit or loss on each installation for each reporting period. If it is determined that total cost estimates are likely to exceed revenues, we accrue the estimated losses immediately.

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

Impairment of Long-lived Assets

We review our long-lived assets including goodwill and intangibles for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable, and in the case of goodwill, at least annually. We evaluate whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. We use an equity method of the related asset or group of assets in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are an identifiable fair market value that is independent of other groups of assets.

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

Accounting for Stock-Based Compensation

We recognize compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. We estimate the fair value of stock options using a Black-Scholes option pricing model which requires us to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock, and expected dividend yield of stock.

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

We had $10,279,602 and $10,708,679 in revenue from sources outside the United States for the fiscal years ended September 30, 2017 and 2016, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange gain of $223,475 and foreign exchange loss $151,258 in fiscal years 2017 and 2016, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2018.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2018.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2018.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2018.

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

10.8	Employment Agreement, by and between Track Group, Inc. and Mark Attarian, dated September 13, 2016 (incorporated by reference to our Current Report on Form 8-K, filed October 1, 2016).

10.9	Employment agreement, by and between Track Group Inc. and Peter Poli, dated December 12, 2016 (incorporated by reference to our Current Report on Form 8-K, filed December 16, 2016).

10.10
Employment Agreement by and between Track Group, Inc. and Derek Cassell dated, December 1, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.11	Services Agreement, dated December 7, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.12
Amendment to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated February 13, 2017 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.13	Amendment No. 1 to Loan Agreement between Sapinda Asia Limited and Track Group, Inc., dated September 14, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on March 20, 2017).

10.14	Debt Exchange Agreement between Track Group, Inc. and Conrent Invest S.A., dated October 9, 2017 (incorporated by reference to our Current Report on Form 8-K, filed on October 13, 2017).

14.1	Code of Ethics (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.

By: /s/ Guy Dubois
Guy Dubois, (Principal Executive Officer)

Date: December 19, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Director,	December 19, 2017
Guy Dubois	(Principal Executive Officer)

/s/ David S. Boone	Director	December 19, 2017
David S. Boone

/s/ Dirk K. van Daele	Director	December 19, 2017
Dirk K. van Daele

/s/ Karen Macleod	Director	December 19, 2017
Karen Macleod

/s/ Eric Rosenblum	Director	December 19, 2017
Eric Rosenblum

/s/ Ray Johnson	Director	December 19, 2017
Ray Johnson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Track Group, Inc.

We have audited the accompanying consolidated balance sheets of Track Group, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2017 and 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track Group, Inc. as of September 30, 2017 and 2016 and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Salt Lake City, Utah
December 19, 2017

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND 2016

Assets	2017	2016
Current assets:
Cash	$2,027,321	$1,769,921
Accounts receivable, net of allowance for doubtful accounts of $3,268,095 and $2,335,508, respectively	5,438,564	6,894,095
Note receivable, current portion	234,733	334,733
Prepaid expenses and other	854,122	816,708
Inventory, net of reserves of $26,934 and $98,150, respectively	261,810	521,851
Total current assets	8,816,550	10,337,308
Property and equipment, net of accumulated depreciation of $1,778,634 and $1,421,389, respectively	903,100	1,226,461
Monitoring equipment, net of accumulated amortization of $4,906,925 and $3,438,074, respectively	3,493,012	4,358,117
Intangible assets, net of accumulated amortization of $9,839,032 and $8,233,659, respectively	24,718,655	25,540,650
Goodwill	8,226,714	7,955,876
Other assets	2,989,101	2,900,911
Total assets	$49,147,132	$52,319,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,769,835	2,771,101
Accrued liabilities	6,650,291	3,976,192
Current portion of long-term debt, net of discount of $185,811 and $222,973, respectively	30,270,531	3,245,732
Total current liabilities	39,690,657	9,993,025
Stock payable - related party	-	3,289,879
Long-term debt, net of current portion and discount of $0 and $185,811, respectively	3,480,717	30,345,803
Total liabilities	43,171,374	43,628,707

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,480,984 and 10,333,516 shares outstanding, respectively	1,048	1,034
Additional paid-in capital	300,717,861	298,876,399
Accumulated deficit	(294,067,329)	(289,341,503)
Accumulated other comprehensive loss	(675,822)	(845,314)
Total equity	5,975,758	8,690,616
Total liabilities and stockholders’ equity	$49,147,132	$52,319,323

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
Revenues:
Monitoring services	$28,887,460	$26,343,783
Other	839,558	850,024
Total revenues	29,727,018	27,193,807

Cost of revenues:
Monitoring, products and other related services	11,997,031	10,327,486
Depreciation and amortization included in cost of revenues	2,128,668	2,009,437
Impairment of monitoring equipment and parts	-	80,000
Total cost of revenue	14,125,699	12,416,923

Gross profit	15,601,319	14,776,884

Operating expenses:
General & administrative	12,216,041	13,038,760
Loss on sale of assets	763,531	-
Restructuring costs	558,833	-
Impairment of intangible assets	506,413	-
Selling & marketing	2,311,725	2,270,733
Research & development	1,784,867	2,415,924
Depreciation & amortization	2,332,217	2,709,918
Total operating expense	20,473,627	20,435,335

Loss from operations	(4,872,308)	(5,658,451)

Other income (expense):
Interest income	20,086	114,235
Interest expense	(2,820,924)	(2,829,003)
Currency exchange rate gain (loss)	223,475	(151,258)
Gain on settlement of milestone payments	3,213,940	-
Other income/expense, net	11,556	28,856
Total other income (expense)	648,133	(2,837,170)
Net loss before income taxes	(4,224,175)	(8,495,621)
Income tax expense	501,651	-
Net loss attributable to common shareholders	(4,725,826)	(8,495,621)
Foreign currency translation adjustments	169,492	1,532,751
Comprehensive loss	$(4,556,334)	$(6,962,870)
Net loss per common share, basic and diluted	$(0.45)	$(0.83)
Weighted average common shares outstanding, basic and diluted	10,408,870	10,285,947

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2017

	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance as of October 1, 2016	10,333,516	$1,034	$298,876,399	$(289,341,503)	$(845,314)	$8,690,616

Modification of warrants	-	-	790,313	-	-	790,313

Issuance of Common Stock for:
Recognition of milestone achievement services	10,602	1	75,937	-	-	75,938

Common shares issued upon vesting of restricted stock	42,026	4	167,281	-	-	167,285

Stock for Board of Director fees	94,840	9	464,991	-	-	465,000

Issuance of Common Stock warrants for Board of Director fees	-	-	75,000	-	-	75,000

Amortization of equity-based compensation granted to employees	-	-	267,940	-	-	267,940

Foreign currency translation adjustments	-	-	-	-	169,492	169,492

Net loss	-	-	-	(4,725,826)	-	(4,725,826)

Balance as of September 30, 2017	10,480,984	$1,048	300,717,861	(294,067,329)	(675,822)	5,975,758

The accompanying notes are an integral part of the financial statements.

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

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(4,725,826)	$(8,495,621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,460,885	4,719,355
Impairment of monitoring equipment and parts	-	80,000
Impairment of intangible assets	506,413	-
Bad debt expense	1,048,737	1,996,348
Accretion of debt discount	222,973	222,973
Stock based compensation	1,140,520	1,353,295
Loss on disposal of property and equipment	763,531	39,290
Gain on settlement of milestone payments	(3,213,940)	-
Loss on monitoring equipment included on cost of sales	569,371	90,838
Change in assets and liabilities:
Accounts receivable, net	583,694	(2,718,115)
Notes receivable	-	(28,299)
Inventories	260,041	258,519
Prepaid expenses and other	(433,978)	190,951
Accounts payable, accrued expenses and other	2,965,365	3,198,029
Net cash provided by operating activities	4,147,786	907,563

Cash flow from investing activities:
Purchase of property and equipment	(84,749)	(105,121)
Capitalized software	(2,416,804)	(2,090,962)
Purchase of monitoring equipment and parts	(1,838,779)	(2,861,100)
Proceeds from sale of assets	512,500	-
Net cash used in investing activities	(3,827,832)	(5,057,183)

Cash flow from financing activities:
Proceeds from notes payable	-	2,000,000
Principal payments on notes payable	(67,775)	(1,021,832)
Net cash provided by (used in) financing activities	(67,775)	978,168

Effect of exchange rate changes on cash	5,221	38,328

Net increase (decrease) in cash	257,400	(3,133,124)
Cash, beginning of year	1,769,921	4,903,045
Cash, end of year	$2,027,321	$1,769,921

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
Cash paid for interest	$22,456	$15,408

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants for accrued Board of Director fees	100,000	416,419
Issuance of common shares in recognition of certain milestone achievements	75,937	211,528
Non-cash transfer of inventory to monitoring equipment	487,544	212,330

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

The Company's business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model. Currently, the Company deploys offender based management services that combine patented GPS tracking technologies, full-time 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. The Company offers customizable tracking solutions that leverage real-time tracking data, best-practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Reclassifications – Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or shareholders’ equity.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Track Group, Inc. and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. Certain prior year amounts on the consolidated statement of operations have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported results.

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

Business Combinations

Business combinations are accounted for under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed at the date of acquisition are recorded at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the contingent consideration is recorded at its probable fair value at the acquisition date. Any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as performance measures, are recognized in earnings.

Goodwill represents costs in excess of purchase price over the fair value of the assets of businesses acquired, including other identifiable intangible assets.

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2017. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

Other Intangible Assets

Other intangible assets principally consist of patents, royalty purchase agreements, developed technology acquired, customer relationships, trade name, capitalized software development costs, and capitalized website development costs. The Company accounts for other intangible assets in accordance with generally accepted accounting principles and do not amortize intangible assets with indefinite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, which range from three to twenty years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate possible impairment.

Fair Value of Financial Statements

The carrying amounts reported in the accompanying consolidated financial statements for accrued liabilities and debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of our debt obligations approximate fair value as the interest rates approximate market interest rates.

Concentration of Credit Risk

In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Accordingly, the Company performs credit evaluations of our customers' financial condition.

The Company had sales to entities, two of which represents more than ten percent of gross revenues, as follows for the years ended September 30, 2017 and 2016.

	2017	%	2016	%

Customer A	$8,747,338	29%	$7,543,116	28%

Customer B	$3,743,508	13%	$2,013,929	7%

Customer C	$2,326,318	8%	$1,573,959	6%

No other customer represented more than 10 percent of the Company’s total revenues for the fiscal years ended September 30, 2017 or 2016. (See Note 16).

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2017 and 2016, respectively, are shown in the table below:

	2017	%	2016	%

Customer A	$1,657,316	30%	$2,476,168	36%

Customer B	$641,973	12%	$899,428	13%

Customer C	$394,253	7%	$548,867	8%

Based upon the expected collectability of our accounts receivable, the Company maintains an allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $1,445,364 and $1,336,787 of cash deposits in excess of federally insured limits as of September 30, 2017 and 2016, respectively.

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

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but entered into an agreement with one of its customers during the fiscal year ended September 30, 2012. Payments under the note are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note. The note requires monthly payments of $15,000, and matured in May 2014. The note is currently in default and accrues interest at a rate of 17% per annum. As of June 30, 2016, the Company no longer accrues interest on the note. As of September 30, 2017, the outstanding balance of the note was $120,824 and $113,909 of accrued interest, which are both fully reserved.

Inventory

Inventory is valued at the lower of the cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on the estimated net realizable value, which generally is the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values. The Company impaired its inventory by $0 and $80,000 during the fiscal years ended September 30, 2017 and 2016, respectively.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2017 and September 30, 2016, respectively, inventory consisted of the following:

	2017	2016
Finished goods inventory	$288,744	$620,001
Reserve for damaged or obsolete inventory	(26,934)	(98,150)
Total inventory, net of reserves	$261,810	$521,851

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

Property and equipment consisted of the following as of September 30, 2017 and 2016, respectively:

	2017	2016
Equipment, software and tooling	$1,028,081	$1,028,173
Automobiles	52,230	87,313
Leasehold improvements	1,307,802	1,279,500
Furniture and fixtures	293,621	252,864
Total property and equipment before accumulated depreciation	2,681,734	2,647,850
Accumulated depreciation	(1,778,634)	(1,421,389)
Property and equipment, net of accumulated depreciation	$903,100	$1,226,461

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2017 and 2016, the Company recognized no losses on the disposal of property and equipment. Internally developed software costs related to the Company's monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet. See Note 15.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2017 and 2016 was $366,124 and $609,036, respectively.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of September 30, 2017 and 2016 is as follows:

	2017	2016
Monitoring equipment	$8,399,937	$7,796,191
Less: accumulated amortization	(4,906,925)	(3,438,074)
Monitoring equipment, net of accumulated depreciation	$3,493,012	$4,358,117

Amortization expense for the fiscal years ended September 30, 2017 and 2016 was $1,678,668 and $1,559,437, respectively. These expenses were classified as a cost of revenues.

Monitoring equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell. As part of the sale of assets described in Note 5, the Company disposed of $771,568 of monitoring equipment and $361,463 of related accumulated amortization in the year ended September 30, 2017.

During the fiscal years ended September 30, 2017 and 2016, the Company disposed of leased monitoring equipment and parts of $569,371 and $90,838, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable, and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. See Note 15.

Revenue Recognition

Our revenue has historically been from two sources: (i) monitoring services, and (ii) product sales.

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

The Company typically leases devices under multi-year contracts with customers that opt to use our monitoring services. However, some of these contracts may be cancelled by either party at any time with 30 days’ notice. Under our standard leasing contract, the leased device becomes billable on the date of activation or 7 to 21 days from the date the device is assigned to the lessee, and remains billable until the device is returned to the Company. The Company recognizes revenue on leased devices at the end of each month that monitoring services have been provided. In those circumstances in which the Company receives payment in advance, we record these payments as deferred revenue.

Product Sales

The Company may sell monitoring devices in certain situations to customers. In addition, the Company may sell equipment in connection with the building out and setting up a monitoring center on behalf of customers. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as TrackerPAL® and ReliAlert™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

The Company sells and installs standalone tracking systems that do not require ongoing monitoring by us. We have experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs; therefore, the Company recognizes revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. The Company evaluates its estimated labor hours and costs and determine the estimated gross profit or loss on each installation for each reporting period. If it is determined that total cost estimates are likely to exceed revenues, the Company accrues the estimated losses immediately. All amounts billed have been earned.

Multiple Element Arrangements

The majority of the Company’s revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or monitoring services that are included in a single billable rate. These products or monitoring services are delivered over time as the customer utilizes our services. For revenue arrangements that have multiple elements, we consider whether the delivered devices have standalone value to the customer, there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services, and the customer does not have a general right of return. Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services provided to the customer as the products or monitoring services are delivered.

Other Matters

The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due. Normal payment terms for the sale of monitoring services and products are due upon receipt to 30 days. The Company sells devices and services directly to end users and to distributors. Distributors do not have general rights of return. Also, distributors have no price protection or stock protection rights with respect to devices sold to them by us. Generally, title and risk of loss pass to the buyer upon delivery of the devices.

The Company estimates product returns based on historical experience and maintain an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

Shipping and handling fees charged to customers are included as part of net revenues. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.

Research and Development Costs

During the fiscal year ended September 30, 2017, the Company incurred research and development expense of $1,784,867 compared to those costs recognized during fiscal year 2016 totaling $2,415,924. The $631,057 decrease in research and development costs reflect lower research and development costs, as well as payroll and wages and lower outside services. The Company is currently significantly enhancing its software platform.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2017 and 2016 was $14,984 and $19,440, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The fair value of stock options is estimated using a Black-Scholes option pricing model, which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.
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

The tax effects from uncertain tax positions can be recognized in the financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefits of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company applied the foregoing accounting standard to all of our tax positions for which the statute of limitations remained open as of the date of the accompanying consolidated financial statements.

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2017 and September 30, 2016, we did not record a liability for uncertain tax positions.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company's Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2017 and 2016, there were 490,842 and 504,991 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2017 and 2016 consisted of the following:

	2017	2016
Exercise of outstanding Common Stock options and warrants	490,842	504,991
Total Common Stock equivalents	490,842	504,991

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

In May 2016, the FASB issued ASU 2016-12. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of update 2014-09 by one year. Management has reviewed ASU 2014-09 and has determined that this adoption will not have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17“). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update are effective for financial statements issued for annual periods beginning after March 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16“). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for the Company’s fiscal year beginning October 1, 2017 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

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

(3)	Immaterial Error Corrections

This Report on Form 10-K of the Company for the year ended September 30, 2017, includes the revision of the Company's previously filed consolidated income statements for the twelve months ended September 30, 2016.

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

Under general and administrative expense, the Company has reclassified costs related to repairs and maintenance of monitoring devices and certain other costs, including installation, communications and transportation costs that were previously recorded in general and administrative expense to cost of revenues, selling and marketing, and research and development. Net loss and shareholders’ equity were not affected by the reclassification. The effect of these revisions on the Company's results of operations for the twelve months ended September 30, 2016 previously reported are as follows:

	Twelve months ended September 30, 2016 Previously Reported	Net Change	Twelve months ended September 30, 2016 (Revised)
Cost of revenues:
Monitoring, products & other related services	$8,443,792	$1,883,694	$10,327,486

Total operating expense
General and administrative expenses	14,712,650	(1,673,890)	13,038,760
Selling & marketing	2,269,233	1,500	2,270,733
Research & development	2,627,228	(211,304)	2,415,924

(4)	Acquisitions

Track Group Analytics Limited

On November 26, 2014, the Company entered into a Share Purchase Agreement to purchase from the shareholders of Track Group Analytics Limited, formerly G2 Research Limited (“TGA”), all issued and outstanding shares of TGA for an aggregate purchase price of up to CAD $4,600,000 (the “TGA Acquisition”), of which CAD $2,000,000 was paid in cash to the TGA shareholders on the Closing Date with the remainder of the purchase price to be paid as follows: (i) CAD $600,000 to the former TGA shareholders in shares of common stock of which one-half of the shares were issued on the one-year anniversary of the closing and the balance was issued on the two-year anniversary of the closing; and (ii) up to CAD $2,000,000 to the former TGA shareholders in shares of common stock over a two-year period beginning as of the closing, subject to the achievement of certain milestones set forth in the purchase agreement. The final milestone payment of 10,602 shares of common stock was paid on January 31, 2017. In total, the Company has paid approximately USD $956,000 of milestone payments through stock issuances related to the TGA Acquisition.

The fair value of patents, developed technology, customer contracts/relationship, tradename and trademarks were capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated useful lives.

(5)	Disposition

On March 8, 2017, the Company sold certain non-core assets for $510,000, net, after a payment to a third party for a royalty repurchase. We retained other assets acquired at the time of the original acquisition of these non-core assets, consisting of customers generating material revenue, as well as employees considered critical to the maintenance, development and growth of our business and operations. The Company incurred a loss of $766,031 on the sale, which consists of a sale price of $860,000, less a third-party royalty buyout payment of $350,000, $410,105 of equipment, net of accumulated depreciation, and $865,926 of intangible assets, net of accumulated amortization.

(6)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2017 and 2016:

	2017	2016
Accrued payroll, taxes and employee benefits	$943,066	$1,424,812
Accrued consulting	11,631	123,114
Accrued taxes - foreign and domestic	529,926	311,614
Accrued settlement costs	200,000	35,000
Accrued board of directors fees	125,000	96,000
Accrued other expenses	201,640	124,298
Accrued legal costs	116,824	14,548
Accrued cellular costs	81,100	84
Accrued manufacturing costs	137,884	103,441
Accrued interest	4,303,220	1,743,281
Total accrued liabilities	$6,650,291	$3,976,192

(7)	Certain Relationships and Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended September 30, 2017 and 2016. These transactions consist mainly of financing transactions and service agreements. Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Related-Party Loan Agreement

On September 25, 2015, the Company entered into a loan agreement (the “Sapinda Loan Agreement”) with Sapinda Asia Limited (“Sapinda”), a related party, to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Sapinda Loan Agreement, available funds may be drawn down at the Company’s request at any time prior to the maturity date of September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Sapinda Loan Agreement prior to the Maturity Date without penalties or fees. We did not draw on this line of credit, nor did we pay any interest during the year ended September 30, 2017. The undrawn balance of this line of credit at September 30, 2017 was $1,600,356.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% Interest, and forgives the 3% Interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. In addition, Lender Penalties under the Sapinda Loan Agreement through the Execution Date are forgiven. Per the Sapinda Loan Agreement, Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One to the Sapinda Loan Agreement, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing the failure to fund penalties, amounting to $183,000 at September 30, 2017, under Section 6.3 of the Sapinda Loan Agreement, as amended. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Stock Payable – Related Party

In connection with the acquisitions during 2014 and 2015 described under Note 4 above, the Company recognized a liability for stock payable to the Sellers of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

	Sept. 30, 2017	Sept. 30, 2016
Beginning balance	$3,289,879	$3,501,410
Payment of shares for achieving performance milestones	(75,939)	(211,531)
Adjustment to Track Group Analytics stock payable	(213,940)	-
Adjustment to GPS Global stock payable	(3,000,000)	-
Ending balance	$-	$3,289,879

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	Sept. 30, 2017	Sept. 30, 2016

Related party loan with an interest rate of 3% and 8% per annum for undrawn and borrowed funds, respectively. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Shares of Common Stock valued at up to $3,000,000, in the balance shown above, could have been earned by the former owner of GPS Global Tracking and Surveillance System, Ltd., now a wholly-owned subsidiary of the Company, subject to achieving certain milestones under the Share Purchase Agreement dated April 1, 2014. The measurement period of the milestones ended April 1, 2017. On March 30, 2017, the Company informed the seller that neither the Company nor the seller sold or leased the required number of GPS tracking devices, under a revenue generating contract, as defined in the Share Purchase Agreement and no contingent shares had been earned. Accordingly, the Company reversed the $3,000,000 contingent liability in the three months ended June 30, 2017 in “Other Income, net” in the Condensed Consolidated Statement of Operations.

In connection with the acquisition of TGA (see Note 4), the Company recognized a liability for stock payable to the former owners of the entity acquired. In conjunction with the respective purchase agreements, shares of the Company’s Common Stock are payable based on the achievement of certain milestones on or before November 26, 2016. The final milestone payment of 10,602 shares of common stock related to the TGA acquisition was paid in the second fiscal quarter of 2017.

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

(8)	Restructuring

In the first quarter of fiscal year 2017, the Company approved a plan to restructure our business (the “Restructuring Plan”) to streamline operations by consolidating our headquarters from Salt Lake City, Utah into our existing Chicagoland office. The Restructuring Plan, which was completed in fiscal 2017, also included outsourcing the Company’s monitoring center that allowed a significant head count reduction, lower future expenses, and improve the Company's ability to align workforce costs with customer demands. During the year ended September 30, 2017, the Company recognized expenses for the Restructuring Plan of $558,833, including $435,643 of severance expense and $123,190 of lease and moving costs, all of which were paid in fiscal 2017.

Total fiscal year 2017 restructuring charges and their utilization are summarized as follows:

	Employee -related	Other costs	Total
Liability at September 30, 2016	$-	$-	$-
Accrued expenses	435,643	123,190	$558,833
Payments	(435,643)	(123,190)	(558,833)
Liability at September 30, 2017	$-	$-	$-

(9)	Debt Obligations

	September 30, 2017	September 30, 2016
Debt obligations as of September 30, 2017 and 2016 consisted of the following:
Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of September 30, 2017, the remaining debt discount was $185,811. We did not pay interest on this loan during the year ended September 30, 2017.	$30,214,189	$29,991,216

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	123,393	182,002

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	14,022	18,673

Total debt obligations	33,751,248	33,591,535
Less current portion	(30,270,531)	(3,245,732)
Long-term debt, net of current portion	$3,480,717	$30,345,803

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2017:

Fiscal Year	Total
2018	$30,456,342
2019	42,250
2020	3,437,765
2021	702
2022 & thereafter	-
Debt discount	(185,811)
Total	$33,751,248

The following table summarizes our capital lease obligation included in the schedules of debt and debt obligations above as of September 30, 2017:

Fiscal Year	Total
2018	$4,440
2019	4,440
2020	4,440
2021	702
Thereafter	-
Total minimum lease payments	14,022
Less: amount representing interest	(1,686)
Present value of net minimum lease payments	12,336
Less: current portion	(4,440)
Obligation under capital leases - long-term	$7,896

As of September 30, 2017, and 2016, the Company had total capital lease obligations of $14,022 and $14,968, the current portion being $4,440 at September 30, 2017 and 2016, respectively. At September 30, 2017 and 2016, accumulated amortization of assets under capital leases was $83,951 and $79,300, respectively.

(10)	Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend our Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock. As of September 30, 2017, no shares of preferred stock were outstanding.

(11)	Common Stock

Common Stock Issuances

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. During the fiscal year ended September 30, 2017, the Company issued 147,468 shares of Common Stock. Of these shares, 42,026 shares were issued for services rendered to the Company, valued at $167,285; 10,602 shares valued at $75,938 were issued in connection with the acquisition of a subsidiary and for that subsidiary meeting performance milestones; and 94,840 shares were issued to pay Board of Director fees of $565,000. See Note 12 for additional Common Stock issued under the 2012 Equity Compensation Plan.

During the fiscal year ended September 30, 2016, the Company issued 72,228 shares of Common Stock. Of these shares, 26,674 shares were issued for services rendered to the Company valued at $259,380; 32,490 shares valued at $211,531 were issued in connection with the acquisition of a subsidiary and for that subsidiary meeting performance milestones; and 13,064 shares were issued to pay Board of Director fees of $97,168. See Note 12 for additional Common Stock issued under the 2012 Equity Compensation Plan.

(12)	Stock Options and Warrants

Stock Incentive Plan

At the Annual Meeting of Shareholders on December 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), and at the Annual Meeting of Shareholders on May 19, 2015, the Company’s shareholders approved an amendment increasing the number of shares of Common Stock available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. At our May 11, 2017 Board of Directors meeting, the Board of Directors approved a resolution extending the expiration date of 573,663 warrants of five current board members and three members of management that were granted during the fiscal year 2011 and fiscal years 2013 through 2017. These extensions were between one and five years, did not affect the exercise price of the grants and resulted in incremental stock-based compensation of $801,584, of which $790,314 was expensed in the three months ended June 30, 2017. All future grants of warrants and options will have an expiration period of five years. The warrants for Board members vest immediately and warrants issued to employees vest annually over either a two or three year period after the grant date. A total of 803,262 shares are authorized for issuance pursuant to awards granted under the 2012 Plan. During the fiscal years ended September 30, 2017 and 2016, there were options to purchase 110,000 and 146,362 shares of Common Stock granted under the 2012 Plan. During the year ended September 30, 2017, the Company issued 116,947 shares of Common Stock under this plan. Of the 116,947 shares of Common Stock issued during 2017, 11,703 shares valued at $45,996 were issued in accordance with an employee long-term incentive plan, which was the final payment of this long-term incentive plan. All shares issued under this employee long-term incentive plan were issued from the 2012 Plan. As of September 30, 2017, 38,292 shares of Common Stock were available for future grants under the 2012 Plan. The Company will seek shareholder approval to increase its 2012 Plan shares of Common Stock through an amendment at its Annual Shareholders Meeting in February 2018.

All Options and Warrants

During the fiscal year ended September 30, 2017, the Company granted 27,268 warrants to members of the Company’s Board of Directors, valued at $75,000. As of September 30, 2017, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

During the fiscal year ended September 30, 2016, the Company granted 146,362 warrants to members of the Company’s Board of Directors, valued at $402,593. As of September 30, 2016, $68,217 of compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2017 and 2016 using the Black-Scholes model, respectively:

	Fiscal Years Ended
	September 30,
	2017	2016
Expected stock price volatility	120%	92%
Risk-free interest rate	0.77%	0.74%
Expected life of options/warrants	5 Years	2 Years

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life of stock options and warrants represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP. The expected volatility is based on the historical price volatility of the Company’s Common Stock. In fiscal year 2014, the Company changed from a daily to weekly volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options and warrants. The dividend yield represents our anticipated cash dividends over the expected life of the stock option and warrants.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2017 and 2016 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	381,656	$13.28	1.38 years	$-
Granted	146,362	$6.15
Expired	(23,027)	$10.55
Exercised	-	-
Outstanding as of September 30, 2016	504,991	$10.78	1.15 years	$182,095
Granted	151,080	$3.77
Expired	(55,229)	$16.29
Exercised	-	$-
Outstanding as of September 30, 2017	600,842	$8.51	4.90 years	$-
Exercisable as of September 30, 2017	490,842	$9.58	5.02 years	$-

The fiscal year end intrinsic values are based on a September 30, 2017 closing price of $1.43 per share.

(13)	Income Taxes

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

For the fiscal years ended September 30, 2017 and 2016, the Company incurred net losses for income tax purposes of $4,725,826 and $8,495,621, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2017, the Company had net carryforwards available to offset future taxable income of approximately $155,000,000, which will begin to expire in 2018. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2017, or on net deferred tax asset as of September 30, 2017.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2017 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2017	2016
Net loss carryforwards	$58,134,000	$56,716,000
Accruals and reserves	1,319,000	1,013,000
Contributions	24,000	24,000
Depreciation	(113,000)	(470,000)
Stock-based compensation	594,000	577,000
Valuation allowance	(59,958,000)	(57,860,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2017 and 2016 are as follows:

	Fiscal Years Ended
	September 30,
	2017	2016
Federal income tax benefit at statutory rate	$2,382,000	$2,889,000
State income tax benefit, net of federal income tax effect	231,000	280,000
Effect of foreign income taxes	502,000	-
Change in estimated tax rate and gain (loss) on non-deductible expenses	(516,000)	1,073,000
Change in valuation allowance	(2,097,000)	(4,242,000)
Provision for income taxes	$502,000	$-

During the fiscal year ended September 30, 2014, the Company began recognizing revenues from international sources from our products and monitoring services. During the fiscal year ended September 30, 2014, the Company began recognizing a liability for value-added taxes, which will be due upon collection. At September 30, 2017, the Company had a net receivable related to payments on VAT tax of $137,560. During the year ended September 30, 2017, the Company recorded income tax expense of $501,651 related to a foreign jurisdiction, which is included in income tax expense on the Consolidated Statements of Operations.

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2014 through September 30, 2017.

(14)	Commitments and Contingencies

Legal Matters

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company's motion for Summary Judgment. The Plaintiffs filed a Notice of Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. An oral argument has been set for December 2017. We intend to defend the case vigorously.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages in an amount sufficient to deter similar conduct in the future. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 15, 2017. An oral argument has been scheduled for December 2017. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000.00, plus per annum interest. The Defendant’s initial Counterclaims were dismissed, however the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Once the discovery period is completed, the Company will proceed with a Motion for Summary Judgment. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016 the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by I.C.S. of the Bahamas Co. Ltd. (“ICS”). Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) between the Company and ICS any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is upwards of $1 million. Depositions were completed in August of 2017. The arbitration hearing is tentatively scheduled for January 31, 2018. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company plans to file a motion for Summary Judgment by the end of the year. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017 the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. The Company’s Answer was filed April 27, 2017, and we are currently responding to the Defendant’s discovery. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, against the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, under the consideration that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. Counsel estimates the Tribunal should have a ruling on or before June 30, 2018. If the Company’s appeal is successful, the case will be sent back to the Federal Administrative Tribunal for a resolution on the merits of the case.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts”. On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal will be scheduled for February, 2018. The Company expects the court to make a decision within three months of the hearing date.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017 Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. Plaintiff is requesting damages at no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017.

Operating Lease Obligations

The following table summarizes our contractual obligations as of September 30, 2017:

Fiscal Year	Total

2018	$333,506
2019	244,629
2020	158,937
2021	88,915
2022	80,860
Thereafter	-
Total	$906,847

The total operating lease obligations of $906,847 is largely related to facilities operating leases. During the years ended September 30, 2017 and 2016, the Company paid $545,228 and $543,068, in lease payment obligations, respectively.

(15)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2017 and 2016, respectively:

2017	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value

Patent & royalty agreements	7.99	$21,170,565	$(6,415,229)	$-	$14,755,336
Developed technology	8.22	11,116,738	(2,301,259)	-	8,815,479
Customer relationships	7.70	2,590,683	(1,039,336)	(499,759)	1,051,588
Trade name	9.57	332,183	(240,941)	-	91,242
Website	3.00	78,201	(73,191)	-	5,010
Total		$35,288,370	$(10,069,956)	$(499,759)	$24,718,655

2016	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value

Patent & royalty agreements	7.99	$21,170,565	$(5,078,709)	$-	$16,091,856
Developed technology	7.50	9,651,074	(2,187,825)	-	7,463,249
Customer relationships	8.06	2,555,086	(708,494)	-	1,846,592
Trade name	9.56	319,383	(213,638)	-	105,745
Website	3.00	78,201	(44,993)	-	33,208
Total		$33,774,309	$(8,233,659)	$-	$25,540,650

The intangible assets summarized above were purchased or developed on various dates from January 2010 through September 30, 2017. The assets have useful lives ranging from three to twenty years. Amortization expense for the years ended September 30, 2017 and 2016 was $2,416,092 and $2,550,882, respectively. The Company disposed of $1,600,000 of intangible assets and $734,074 of accumulated amortization related to the sale of assets during the year ended September 30, 2017. See Note 5. In connection with the Company’s annual impairment testing performed by an independent valuation firm, a non-cash impairment charge of $506,413 was recorded during the year ended September 30, 2017 related to a legacy non-core facet of the business. This charge is included in Impairment of intangible assets on the Consolidated Statements of Operations.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2017:

Fiscal Year	Amortization	Patent	STOP Royalty
2018	$2,367,359	$5,556	$450,000
2019	2,362,348	1,852	450,000
2020	2,362,348	-	450,000
2021	2,211,708	-	450,000
2022	2,081,529	-	450,000
Thereafter	10,438,455	-	637,500
Total	$21,823,747	$7,408	$2,887,500

Goodwill – During the year ended September 30, 2017, the Company recognized goodwill as a result of acquisitions discussed in the Acquisitions footnote. In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2017. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30 consisted of the following:
	September 30,
	2017	2016
Balance - beginning of year	$7,955,876	$7,782,903
Effect of foreign currency translation on goodwill	270,838	172,973
Balance - end of year	$8,226,714	$7,955,876

(16)	Subsequent Events

Marion County Agreements

The Company is working on finalizing two contracts with Marion County Community Corrections (“Agency”), the largest county in the state of Indiana. On October 19, 2017, the Agency’s Advisory Board approved a multi-year contract for the Company to provide electronic monitoring services (“Monitoring Contract”) across the full range of sentences under the Agency’s oversight. On November 28, 2017, the Marion County Information Technology Board approved both the Monitoring Contract and a multi-year contract for the Company to provide analytics software.

Contract with the Gendarmeria de Chile

The previous multi-year agreement signed between Gendarmeria de Chile, the Republic of Chile's uniformed prison service, and Track Group in 2013, ended in October of 2017 although services have continued uninterrupted. In March 2017, a public tender process commenced as required. After submissions and reviews were complete, the results of the tender were suspended by the Chilean Court of Public Buyers following formal complaints filed by the Company and another competitor. The Company's Chilean subsidiary and Gendarmeria de Chile signed a new agreement on December 7, 2017 ("New Agreement") to provide electronic monitoring of offenders commencing on October 18, 2017 for a period of 365 days to supply monitoring services totaling up to approximately $10.6 million. The New Agreement is subject to approval by the Oficina de la Contraloria General de la República which the Company anticipates receiving within the next 30 days.

Debt Exchange Agreement

On October 9, 2017, the Company entered into a Debt Exchange Agreement with Conrent Invest S.A. (“Conrent”), a public limited liability company incorporated under the laws of the Grand Duchy of Luxembourg regarding total debt and unpaid interest of approximately $34.7 million as of October 31, 2017 (the “Debt”) (the “Debt Exchange”). The Debt Exchange called for the Company to exchange newly issued shares of preferred stock for the entire Debt subject to approval by the investors who purchased securities from Conrent to finance the Debt (the “Noteholders”). On November 2, 2017, Conrent convened a meeting of the Noteholders to approve the Debt Exchange; however, the quorum required to approve the Debt Exchange was not achieved. Management continues to negotiate with Conrent regarding terms for the Debt Exchange acceptable to Noteholders with the objective of reaching an agreement acceptable to both Conrent and the Noteholders before the Debt matures on July 31, 2018.

Management has reviewed and evaluated additional subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K and determined that, other than as disclosed above, no subsequent events occurred.