Form 10-K/A
period 2017-09-30
Track Group, Inc.
filed 2018-01-29
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of January 16, 2018, there were 10,462,433 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Track Group, Inc. (the “Company,” “our” or “we”) for the year ended September 30, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on December 19, 2017 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. Except as described above, no other changes have been made to the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

Track Group, Inc.

FORM 10-K/A
For the Fiscal Year Ended September 30, 2017

-i-

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors (the “Board”) and executive officers consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal. Our bylaws provide that the authorized number of directors shall be fixed by the Board from time to time. The directors and executive officers are as follows:

Guy Dubois	59	Chairman of the Board of Directors and former Chief Executive Officer
Derek Cassell	44	Chief Executive Officer and former President
Peter K. Poli	56	Chief Financial Officer
David S. Boone	57	Director
Dirk Karel J. van Daele	56	Director
Karen Macleod	54	Director
Eric Rosenblum	48	Director
Dr. Ray Johnson	62	Director

Guy Dubois became a director in December 2012, and has served as our Chairman since February 2013. Mr. Dubois also served as a member of the Company’s Executive Committee from October 2012 to September 2016, and was appointed to serve as Chief Executive Officer of the Company in September 2016, which position he held through December 31, 2017. Mr. Dubois is a director of Singapore-based Tetra House Pte. Ltd., a provider of consulting and advisory services worldwide; and a director of Fyber N.V. (ETR:FBEN), a Frankfurt listed digital programmatic monetization platform provider for video and mobile. Mr. Dubois is a former director and CEO of Gategroup AG, and held various executive leadership roles at Gate Gourmet Holding LLC. Mr. Dubois has held executive management positions at Roche Vitamins Inc. in New Jersey, as well as regional management roles in that firm’s Asia Pacific operations. Mr. Dubois also served the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including treasurer and chief accountant. Additionally, Mr. Dubois worked with IBM in Sweden as Product Support Specialist for Financial Applications. A Belgian citizen, Mr. Dubois holds a degree in financial science and accountancy from the Limburg Business School in Diepenbeek, Belgium.

In considering Mr. Dubois as a director of the Company, the Board reviewed his extensive financial and management expertise and experience. In addition, Mr. Dubois’ public company senior management and board experience, and the leadership he has shown in his positions with prior companies, were considered important factors in the determination of the current Board.

Derek Cassell joined Track Group in June 2014 through the strategic acquisition of Emerge Monitoring, at which time he was appointed Divisional President, Americas. Mr. Cassell was appointed to serve as President of Track Group in December 2016 and was promoted to the role of Chief Executive Officer effective January 1, 2018. From September 2008 until June 2014, Mr. Cassell served as an Executive Vice President of Emerge Monitoring, which was part of the Bankers Surety Team. Mr. Cassell has over 20 years of experience providing correctional solutions to the criminal justice industry. His previous positions include Director of Operations for ADT Correctional Services, Director of Customer Support for G4S Justice Services, and National Sales and Marketing Manager for ElmoTech Inc. He holds a Criminal Justice Degree from Henry Ford College in Dearborn Heights, Michigan.

Peter K. Poli has served as our Chief Financial Officer since January 2017. Before joining the Company, Mr. Poli served as the Chief Financial Officer of Grand Banks Yachts Limited from August 18, 2004 through December 31, 2015. In addition, he served as an Executive Director of Grand Banks Yachts from March 31, 2008 through October 28, 2015. Prior to his time with Grand Banks Yachts Limited, Mr. Poli served as the Chief Financial Officer for Acumen Fund Inc., I-Works Inc., and as Vice President and Chief Financial Officer of FTD.COM. Mr. Poli also spent nine years as an Investment Banker with Dean Witter Reynolds, Inc. and served as the CFO of a wholly-owned subsidiary of Morgan Stanley Dean Witter from 1997 to 1999. In addition, Mr. Poli served as an Independent Director of Leapnet, Inc. from 2000 to 2002. Mr. Poli earned a Bachelor of Art in Economics and Engineering from Brown University in 1983 and an MBA from Harvard Business School in 1987.

David S. Boone became a director of the Company on December 21, 2011. Mr. Boone currently serves as the CEO of Alacura and Angel MedFlight, a private equity backed medical transportation company. He has held executive roles with a variety of publicly traded and start-up organizations, including Kraft General Foods, Sears, PepsiCo, Safeway and Belo Corporation, as well as serving as the CFO of Intira Corporation and CEO of Paranet Solutions, LLC. In addition, he has served as a consultant with the Boston Consulting Group. Mr. Boone was CEO, President and Director of American CareSource Holdings from 2005 to 2011. He was the 2009 Ernst and Young Entrepreneur of the Year winner for Health Care in the Southwest Region. Mr. Boone serves on a number of private company boards and serves on the board of the Texas Kidney Foundation. Mr. Boone graduated from the University of Illinois, cum laude, in 1983 majoring in accounting. Mr. Boone is a Certified Public Accountant. He received his Master’s degree in business administration from Harvard Business School in 1989.

In considering Mr. Boone as a director of the Company, the Board reviewed his extensive financial expertise and experience. In addition, Mr. Boone’s public company senior management and board experience, and the leadership he has shown in his positions with prior companies and as a director of the Company, were considered important factors in the determination of the current Board.

Dirk Karel J. van Daele. Mr. van Daele, a resident of Switzerland, became a director of the Company in May 2015 and is currently Chairman of the Board of Directors of Anoa Capital SA, a Luxembourg investment advisory company focused on advisory services and Chairman of the Board of Directors of Fyber N.V. (ETR:FBEN), an advertising technology company. Mr. van Daele previously served as CEO of Anoa Capital from January 2010 through December 2015. Prior to joining Anoa Capital SA, Mr. van Daele served in different roles in Bellvall Capital SA (Co-CEO), DAM Capital SA (Co-CEO), Dresdner Kleinwort Benson (Managing Director) and was the Managing Director and Head of Global Finance, Asia Pacific (Singapore) for Union Bank of Switzerland, having served in that capacity since July 1998. He received his Master of Arts in Economics at the University of Louvain (Belgium) in 1984.

In considering Mr. van Daele’s nomination, the Board believed his extensive international finance, banking and senior management experience would assist in the Board’s deliberations as the Company expands operations internationally and finances its growth.

Karen Macleod became a director of the Company in January 2016 and currently serves as CEO of Arete Group LLC, a professional services firm. Prior to Arete Group, Ms. Macleod was President of Tatum LLC, a New York-based professional services firm owned by Randstad, from 2011 to 2014, and was a co-founder of Resources Connection (NASDAQ:RECN), now known as RGP, a multinational professional services firm founded as a division of Deloitte in June 1996. Ms. Macleod served in several positions for RGP, including as a director from 1999 to 2009 and President, North America from 2004 to 2009. Prior to RGP, Ms. Macleod held several positions in the audit department of Deloitte from 1985 to 1994. Ms. Macleod currently serves as a director for A-Connect (Schweiz) AG, a privately held, Swiss-based global professional services firm and was a director for Overland Solutions from 2006 to 2013. Ms. Macleod holds a Bachelor of Science in Business/Managerial Economics from the University of California, Santa Barbara.

The Board believes Ms. Macleod’s senior public company leadership experience along with her finance and accounting background are important to the ongoing growth of the Company and corporate governance excellence.

Eric Rosenblum became a director of the Company in September 2016, and is currently a Partner with Tsingyuan Ventures. He served as a senior executive with Palantir Technologies, a privately held big data analytics company, from September 2014 to February 2017, where he oversaw several product groups and the deployment of data analytics platforms for both government and large commercial institutions. From 2012 to 2014, Mr. Rosenblum served as a Vice President and Chief Operating Officer at Drawbridge, Inc., a mobile advertising start-up, during which time Drawbridge developed a cross-device digital marketing technology based on algorithms without the use of personally identifiable information. Mr. Rosenblum served as a Director of Product, and Director of Strategy and Business operations at Google, Inc. from 2008 to 2012. From 2005 to 2008, he served as a Managing Director, China and General Manager, Strategy for RealNetworks, Inc. Mr. Rosenblum earned his Bachelor’s degree in East Asian Studies and Economics at Harvard University and his Masters of Business Administration from the Massachusetts Institute of Technology.

In considering Mr. Rosenblum’s nomination, the Board believes his extensive technological and analytics background, international business and management experience would assist in the Board’s deliberations regarding product development and international growth.

Dr. Ray Johnson became a director of the Company in September 2016, and currently serves as an Executive in Residence with Bessemer Venture Partners. From 2006 through February 2015, Dr. Johnson served as the Senior Vice President and Chief Technology Officer of the Lockheed Martin Corporation, where he led the strategic areas of technology, engineering, production operations, global supply chain, program management, and logistics and sustainment. Prior to his time with Lockheed Martin, Dr. Johnson served as the Chief Operating Officer for Modern Technology Solutions, Inc. of Alexandria, Virginia from 2005 to 2006, and from 1996 to 2005, he served in a number of executive positions with Science Applications International Corporation, including Senior Vice President and General Manager of the Advanced Concepts Business Unit. Dr. Johnson served for 12 years as an officer in the U.S. Air Force. Currently Dr. Johnson serves as a director on the boards of: QxBranch, LLC; Terrestrial Energy, Inc.; United Sciences, LLC; and 8 Rivers Capital, LLC, all privately held companies. He received his Bachelor’s degree in Electrical Engineering from Oklahoma State University, and his Master’s and Ph.D. degrees in Electrical Engineering from the Air Force Institute of Technology.

In considering Dr. Johnson’s nomination, the Board reviewed his extensive technology expertise and experience. In addition, Dr. Johnson's public company senior management and board experience, and the leadership he has shown in his positions with prior companies, were considered important factors in the determination of the current Board.

 Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, directors, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent stockholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

 Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2017 and that such filings were timely except the following:

●
Mr. Poli, our CFO, filed a Form 4 reporting one late transaction;

●
Mr. Boone, a director, filed a Form 4 reporting four late transactions; and

●
Mr. van Daele, a director, filed a Form 4 reporting one late transaction.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics that applies to our officers, directors and employees. The Code of Business Conduct and Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Business Conduct and Ethics is posted on our website, www.trackgrp.com, and we will post any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics.

Board Leadership Structure

Our Board of Directors has discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chairman of the Board. Guy Dubois served in both roles from September 11, 2016 through December 31, 2017, and our Board believed that his combined role was most advantageous to the Company and our stockholders, as Mr. Dubois possesses in-depth knowledge of the issues, opportunities and risks facing us, our business and our industry and was best positioned to fulfill the responsibilities of our Chief Executive Officer, as well as the Chairman’s responsibility to develop meeting agendas that focus the Board’s time and attention on the most critical matters and to facilitate constructive dialogue among Board members on strategic issues. Effective January 1, 2018, the Board of Directors promoted the President of the Company, Mr. Derek Cassell, to the role of Chief Executive Officer and thereby separated the roles of Chief Executive Officer and Chairman of the Board.

In addition to Mr. Dubois’ and Mr. Cassell’s leadership, the Board maintains effective independent oversight through a number of governance practices, including, open and direct communication with management, input on meeting agendas, and regular executive sessions.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment is also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members meet privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Director Nominations

The Board nominates directors for election at each annual meeting of stockholders and appoints new directors to fill vacancies when they arise, and has the responsibility to identify, evaluate, recruit and recommend qualified candidates to the Board for such nomination or appointment.

The Board of Directors identifies director nominees by first considering those current members of the Board of Directors who are willing to continue service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. Nominees for director are selected by a majority of the members of the Board of Directors. Although the Company does not have a formal diversity policy, in considering the suitability of director nominees, the Board of Directors considers such factors as it deems appropriate to develop a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the Board when considering director nominees include judgment, knowledge, skill, diversity, integrity, experience with businesses and other organizations of comparable size, including experience in the software and/or technology industries, software, intellectual property, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other Board members, as well as experience with accounting rules and practices.

A stockholder who wishes to suggest a prospective nominee for the Board should notify the Secretary of the Company in writing with any supporting material the stockholder considers appropriate. Nominees suggested by stockholders are considered in the same way as nominees suggested from other sources. Once the Board of Directors chooses a slate of candidates, the Board then determines whether to recommend the slate to the stockholders.

In addition, the Company’s Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at the Company’s annual meeting of stockholders. In order to nominate a candidate for director, a stockholder must give timely notice in writing to the Secretary of the Company and otherwise comply with the provisions of the Company’s Bylaws. Information required by the Company’s Bylaws to be in the notice include: the name, contact information and share ownership information for the candidate and the person making the nomination, and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and its related rules and regulations. The Board may also require any proposed nominee to furnish such other information as may reasonably be required to determine the eligibility of such proposed nominee to serve as director of the Company. The recommendation should be sent to: Secretary, Track Group, Inc., 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563. You can obtain a copy of the Company’s Bylaws by writing to the Secretary Officer at this address.

Stockholder Communications

If you wish to communicate with the Board, you may send your communication in writing to: Secretary, Track Group, Inc., 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563. You must include your name and address in the written communication and indicate whether you are a stockholder of the Company. The Secretary will review any communication received from a stockholder, and all material and appropriate communications from stockholders will be forwarded to the appropriate director or directors or committee of the Board based on the subject matter.

Board Meetings

Directors hold office until the next annual meeting of the shareholders and until their successors have been elected or appointed and duly qualified.  Vacancies on the Board which are created by the retirement, resignation or removal of a director, may be filled by the vote of the remaining members of the Board, with such new director serving the remainder of the term or until his/her successor shall be elected and qualified.

The Board of Directors is elected by and is accountable to our shareholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met six times during the year ended September 30, 2017 and all incumbent directors attended at least 75% of the aggregate number of meetings of the Board and the committees on which such director served.

Board Committees and Charters

The Board of Directors currently has three standing committees: the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. These committees assist the Board of Directors to perform its responsibilities and make informed decisions.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The primary duties of the Audit Committee are to oversee (i) management’s conduct related to our financial reporting process, including reviewing the financial reports and other financial information provided by the Company, and reviewing our systems of internal accounting and financial controls, (ii) our independent auditors’ qualifications and independence and the audit and non-audit services provided to the Company, and (iii) the engagement and performance of our independent auditors. The Audit Committee assists the Board in providing oversight of our financial and related activities, including capital market transactions. The Audit Committee has a charter, a copy of which is available on our website at www.trackgrp.com.

The Audit Committee meets with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer, both to the facts presented and to the judgments made by our independent registered public accounting firm. The Audit Committee met four times during the 2017 fiscal year and all members of the Audit Committee attended at least 75% of the Committee’s meetings.

Members of the Audit Committee currently consist of Ms. Macleod, Mr. Rosenblum and Mr. van Daele. Each member of the Audit Committee, satisfies, as determined by the full Board of Directors, the definition of independent director as established in the NASDAQ Stock Market Rules and are financially literate. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors designated Ms. Macleod as the Audit Committee’s “Audit Committee Financial Expert” as defined by the applicable regulations promulgated by the SEC.

The Audit Committee reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2017 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence.

Compensation Committee

Members of the Compensation Committee currently consist of Dr. Johnson and Mr. Rosenblum. The Compensation Committee met twice during the 2017 fiscal year. The Board appoints members of the Compensation Committee. Mr. Rosenblum and Dr. Johnson are independent directors, as determined by the Board of Directors in accordance with the NASDAQ Stock Market Rules, including Rule 5605(d)(2)(A). The Compensation Committee is governed by a charter approved by the Board of Directors, a copy of which is available on the Company’s website www.trackgrp.com.

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

The Compensation Committee also acts on behalf of the Board in administering compensation plans approved by the Board, in a manner consistent with the terms of such plans (including, as applicable, the granting of stock options, restricted stock, stock units and other awards, the review of performance goals established before the start of the relevant plan year, and the determination of performance compared to the goals at the end of the plan year). The Compensation Committee reviews and makes recommendations to the Board with respect to new compensation incentive plans and equity-based plans; reviews and recommends the compensation of the Company’s directors to the full Board for approval; and reviews and makes recommendations to the Board on changes in major benefit programs of executive officers of the Company.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of all of the Company’s independent directors, and has the responsibility of identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

The Nominating and Corporate Governance Committee is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of the Board of Directors, and recommend a slate of directors to be nominated for election at the annual meeting of stockholders, or, in the case of a vacancy on the Board of Directors, recommend a director to be elected by the Board to fill such vacancy. The Nominating and Corporate Governance Committee held one meeting during the 2017 fiscal year. The Nominating and Corporate Governance Committee’s has a charter, a copy of which is available on our website, www.trackgrp.com.

Indemnification of Officers and Directors

As permitted by Delaware law, the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

ITEM 11.
EXECUTIVE COMPENSATION

The following discussion relates to the compensation of our “named executive officers.”

Summary Compensation Table

The following summary compensation table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2016 and 2017:

(a)
our principal executive officer;

(b)
our most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2017 and who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)
additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year.

Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($) (3)	($)

Guy Dubois (4)	2017	$-	$-	$100,000	$-	$-	$100,000
Chairman and Former Chief Executive Officer	2016	$-	$-	$30,000	$170,182	$-	$200,182

Derek Cassell (5)	2017	$224,454	$-	$193,846	$-	$351	$418,651
Chief Executive Officer and Former President	2016	$206,076	$-	$42,500	$-	$-	$248,576

Peter Poli (6)	2017	$175,384	$-	$-	$134,318	$-	$309,702
Chief Financial Officer	2016	$-	$-	$-	$-	$-	$-

(1)
This column represents the grant date fair value in accordance with ASC 718. These amounts do not represent the actual value that may be realized by the named executive officers. $25,000 of Mr. Dubois’ stock award payment had been accrued, but had not yet been issued as of September 30, 2017.

(2)
This column represents the grant date fair value in accordance with ASC 718. Please refer to the section labeled “Stock-Based Compensation” found within Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on December 19, 2017 for the relevant assumptions used to determine the compensation cost of our stock option awards. These amounts do not represent the actual value, if any, that may be realized by the named executive officers.

(3)	All other compensation includes health club membership for Mr. Cassell.
(4)
Mr. Dubois served as a member of the Executive Committee from October 2012 to September 2016, and as the Chief Executive Officer from September 2016 to December 2017. He currently serves as the Chairman of the Board of Directors.

(5)	On January 1, 2018, Mr. Cassell was appointed as the Company’s Chief Executive Officer. Mr. Cassell previously served as the Company’s President from December 19, 2016 to January 1, 2018.

(6)	Mr. Poli began serving as our Chief Financial Officer on January 3, 2017 and, as such, did not receive any compensation from the Company during fiscal 2016.

Narrative Disclosure to the Summary Compensation Table

Compensation Paid to our Chief Executive Officer

Our former principal executive officer, Guy Dubois, was granted 51,746 shares of common stock, equal to $100,000, for his work as Chairman of the Board of the Company during the fiscal year ended September 30, 2017, $25,000 of which had been accrued, but had not yet been issued as of September 30, 2017. Mr. Dubois did not receive any compensation during the fiscal year ended September 30, 2017 for his services as the Chief Executive Officer of the Company.

Poli Employment Agreement

On December 12, 2016, the Company entered into a three-year employment agreement with Mr. Poli (the “Poli Employment Agreement”). Under the terms and conditions of the Poli Employment Agreement, Mr. Poli began receiving a base salary equal to $240,000 per annum beginning in January 2017, and received an option to purchase 100,000 shares of the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the date approved by the Board. One-half of this option vested on January 1, 2018, and the remaining one-half is scheduled to vest on January 1, 2019.

Subsequent to the 2017 fiscal year end, an amendment to the Poli Employment Agreement was approved at Board meeting on December 13, 2017. Such amendment was signed on January 3, 2018. Under the terms of the Poli Agreement, as amended (the “Poli Amendment”), effective January 1, 2018, Mr. Poli’s employment was extended three years, and shall automatically renew for successive one year periods thereafter unless either party provides the other with notice of its intent not to renew the Poli Agreement at least six months prior to termination. In addition, the Poli Amendment provides: (i) an increase in Mr. Poli’s base salary to $250,000 per year; (ii) the issuance of 150,000 unregistered restricted shares of the Company’s common stock, which shall vest annually in increments of 50,000 beginning January 1, 2018; (iii) in the event of a change of control, Mr. Poli shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Poli shall become immediately vested and exercisable; and (iv) for purposes of any severance due Mr. Poli upon his involuntary termination, any annual bonus due Mr. Poli shall be deemed to be vested and earned.

Cassell Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Mr. Cassell, which was subsequently amended on February 13, 2017 (the “Cassell Employment Agreement”). Under the terms and conditions of the Cassell Employment Agreement, Mr. Cassell receives a base salary equal to $240,000 per annum, and received 60,000 unregistered restricted shares of the Company’s common stock. One-half of these shares vested immediately upon issuance, and the remaining one-half is scheduled to vest on March 30, 2018.

Subsequent to the 2017 fiscal year end, a second amendment to the Cassell Employment Agreement was approved at Board meeting held on December 13, 2017. Such amendment was signed on January 4, 2018. Under the terms of the Cassell Agreement, as amended (the “Cassell Amendment”), effective January 1, 2018, Mr. Cassell will be promoted from President to CEO of the Company, a position which he shall hold until December 31, 2020, unless earlier terminated or extended. Should Mr. Cassell elect to voluntarily terminate his employment with the Company, he must provide written notice of his intent to do so at least 180 days prior to terminating his employment. In addition, the Cassell Amendment provides: (i) an increase in Mr. Cassell’s base salary to $275,000 per year; (ii) a 50% increase in his annual bonus effective for bonus plan year 2018 and thereafter; (iii) subject to Board approval, the issuance of 300,000 unregistered restricted shares of the Company’s common stock, which shall vest annually in increments of 100,000 beginning January 1, 2018; (iv) in the event of a change of control, Mr. Cassell shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Cassell shall become immediately vested and exercisable; and (v) for purposes of any severance due Mr. Cassell upon his involuntary termination, any annual bonus due Mr. Cassell shall be deemed to be vested and earned.

Outstanding Equity Awards at September 30, 2017

The following table discloses outstanding stock option awards and warrants held by each of the Named Executive Officers as of September 30, 2017:

Outstanding Equity Awards at Fiscal Year-End 2017

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($) (1)	Option expiration date (2)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

Guy Dubois	2,385	-	-	$12.58	3/21/2022	-	-	-	-
	64,665	-	-	$9.00	4/14/2022	-	-	-	-
	4,083	-	-	$14.70	6/30/2022	-	-	-	-
	2,280	-	-	$19.46	9/30/2022	-	-	-	-
	2,344	-	-	$19.29	12/31/2023	-	-	-	-
	2,432	-	-	$18.75	3/31/2023	-	-	-	-
	51,576	-	-	$17.45	6/02/2023	-	-	-	-
	2,647	-	-	$15.45	6/30/2023	-	-	-	-
	14,988	-	-	$12.01	1/27/2022	-	-	-	-
	8,868	-	-	$10.15	4/20/2022	-	-	-	-
	113,310	-	-	$9.65	8/14/2022	-	-	-	-
	8,571	-	-	$10.50	9/30/2022	-	-	-	-
	12,676	-	-	$5.95	10/14/2022	-	-	-	-
	15,126	-	-	$5.95	1/15/2023	-	-	-	-
	14,286	-	-	$6.30	3/31/2023	-	-	-	-
	18,000	-	-	$5.00	6/30/2023	-	-	-	-
						11,468 (3)	16,399

Peter Poli	50,000	50,000 (4)	-	$3.75	1/1/2022	-	-	-	-

Derek Cassell	-	-	-	-	-	30,000 (5)	42,900	-	-

(1)
This table reports the exercise prices of the stock options reported therein as of September 30, 2017. However, on November 30, 2017, the Board of Directors approved of the repricing of all outstanding stock options and warrants currently held by the Company’s officers and directors. As such, all of the stock options reported in this table now have an exercise price of $1.24, the closing price of the Company’s common stock as reported by the OTCQX Marketplace on November 30, 2017.
(2)
On May 11, 2017, the Board of Directors extended the warrant expiration date of current board members and certain employees by 5 years. The dates included in this table reflect the expiration dates after such extension.
(3)
Represents the number of shares, equaling $25,000, which have not yet been issued to Mr. Dubois for his services on the Board for the quarter ended September 30, 2017.
(4)
Such shares are scheduled to vest on January 1, 2019.
(5)
Such shares are scheduled to vest on March 30, 2018.

Director Compensation

During the fiscal year ended September 30, 2017, each of our non-employee directors received $25,000 per quarter for serving on the Board of Directors, which fees were payable in (i) cash, (ii) common stock valued at the current market price at the date of the grant, or (iii) warrants with an exercise price at the current market price at the date of grant; all grants of warrants were valued at the date of grant using the Black-Scholes valuation method. For four of the five directors, $25,000 of common stock and warrant awards had been accrued, but had not yet been issued, as of September 30, 2017.

The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the fiscal year ended September 30, 2017, other than a director who also served as an executive officer:

	Fees earned	Stock awards	Warrant awards	Cash	Total
Name	($) (1)	($)	($)	($)	($)

David Boone	$100,000	$100,000	$-	$-	$100,000
Karen Macleod	$100,000	$-	$100,000	$-	$100,000
Dirk van Daele	$100,000	$75,000	$-	$25,000	$100,000
Dr. Ray Johnson	$100,000	$-	$100,000	$-	$100,000
Eric Rosenblum	$100,000	$100,000	$-	$-	$100,000

(1)
Fees earned by our non-employee directors were paid in cash, common stock or warrants at the option of the director. A liability of $100,000 for certain of these fees, which have not yet been issued, was included in the Company’s accrued expenses at September 30, 2017.

Director Warrants

The following table lists the warrants to purchase shares of common stock held by each of our non-employee directors as of January 16, 2018, all of which were granted in connection with their services as directors:

	Grant	Expiration	Exercise	Number of		Compensation
Name	Date	Date (1)	Price (2)	Warrants		Expense

David S. Boone	3/22/13	3/21/22	$1.24	8,943		$62,580
	7/1/13	6/30/22	$1.24	4,083		$32,275
	10/1/13	9/30/22	$1.24	2,280		$22,775
	1/2/14	12/31/23	$1.24	2,344		$16,305
	10/15/15	10/14/22	$1.24	12,676		$50,943
	1/15/16	1/15/23	$1.24	15,126		$73,039
	7/1/16	6/30/23	$1.24	18,000		$80,310

Karen Macleod	7/1/16	6/30/23	$1.24	9,000		$37,154
	9/30/16	9/30/21	$1.15	3,529		$15,000
	10/1/16	9/30/21	$1.15	5,882		$25,000
	1/1/17	12/31/21	$1.15	9,191		$25,000
	4/1/17	3/31/22	$1.15	12,195		$25,000
	7/1/17	6/30/22	$1.15	13,812	(3)	$25,000
	10/1/17	9/30/22	$1.15	21,008	(3)	$25,000
	1/1/18	12/31/22	$1.05	33,784	(3)	$25,000

Dirk van Daele	10/15/15	10/14/22	$1.24	6,338		$29,690
	1/15/16	1/15/23	$1.24	7,563		$36,520
	7/1/16	6/30/23	$1.24	9,000		$40,155

Dr. Ray Johnson	10/1/16	9/30/21	$1.24	5,882		$32,904
	1/1/17	12/31/21	$1.24	9,191		$34,454
	4/1/17	3/31/22	$1.24	12,195		$25,744
	7/1/17	6/30/22	$1.24	13,812	(3)	$25,554
	10/1/17	9/30/22	$1.24	21,008	(3)	$25,000
	1/1/2018	12/31/22	$1.05	33,784	(3)	$25,000

(1)	Reflects the expiration dates following the expiration date modification of the warrants reported herein, as approved by the Board of Directors on May 11, 2017.
(2)	Reflects the exercise prices following the repricing of the warrants reported herein, as approved by the Board of Directors on November 30, 2017 and January 26, 2018.
(3)	Such warrants have not yet been issued as of January 16, 2018, and have been included in the Company’s accrued expenses.

*
Compensation paid to Mr. Dubois, the Company’s former Chief Executive Officer and current Chairman of the Board of Directors, during the year ended September 2017 is reflected in the Executive Compensation Table above.

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of January 16, 2018 (the “Table Date”), of our common stock by (i) each shareholder known to us to be the beneficial owner of more than five percent of our common stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own. As of the Table Date, the applicable percentage ownership is based on 10,462,433 shares of common stock issued and outstanding.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of common stock are entitled to one vote per share.

Name and Address of	Common Stock
Beneficial Owner (1)	Shares	%

5% Beneficial Owners:
ETS Limited (2)	4,871,745	47%
Safety Invest S.A., Compartment Secure I (3)	1,890,697	18%
Advance Technology Investors LLC (4)	540,865	5%

Directors and Named Executive Officers:
Guy Dubois (5)	653,568	6%
Peter Poli (6)	100,000	1%
Derek Cassell (7)	127,765	1%
David S. Boone (8)	142,383	1%
Karen Macleod (9)	110,782	1%
Dirk van Daele (10)	84,829	1%
Dr. Ray Johnson (11)	95,872	1%
Eric Rosenblum (12)	69,229	1%
All directors and executive officers as a group (8 persons)	1,384,428	13%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563.

(2)
Address is c/o Mourant Ozannes Corporate Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman KY1-1108, Cayman Islands. Holding information is based on Amendment No. 1 to Schedule 13D filed by ADS Securities LLC on July 31, 2017.

(3)
Secure I is a compartment of Safety Invest S.A. (“Safety”), a company established under the Luxembourg Securitization Law and incorporated as a “société anonyme” under the laws of the Grand Duchy of Luxembourg whose principal business is to enter into one or more securitization transactions. Holding information is based on the Schedule 13D filed by Safety on February 21, 2014.

(4)	Address is 154 Rock Hill Road, Spring Valley, New York 10977. Holding information is based on Company records.

(5)
Holdings consist of 20,635 shares of common stock owned of record, 52,761 shares of common stock granted in connection with Mr. Dubois’ services as a director that have not yet been issued, 241,935 shares of common stock granted on November 30, 2017, but not yet issued, and 338,237 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 16, 2018.

(6)
Holdings consist of 50,000 shares of common stock granted on January 1, 2018, but not yet issued, and 50,000 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 16, 2018.

(7)	Holdings include 127,765 shares of common stock owned of record, 100,000 of which were granted on January 1, 2018, but have not yet been issued.

(8)
Holdings include 26,170 shares of common stock owned of record, 63,452 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 16, 2018, and 52,761 shares of common stock that have been granted, but not yet issued.

(9)	Holdings includes 2,381 shares of common stock owned of record and 108,401 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 16, 2018.

(10)
Holdings includes 20,635 shares of common stock owned of record, 22,901 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 16, 2018, and 41,293 shares of common stock that have been granted, but not yet issued.

(11)	Holdings consist of 95,872 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 16, 2018.

(12)	Holdings consist of 16,468 shares of common stock owned of record and 52,761 shares of common stock that have been granted, but not yet issued.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2017 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	488,011	$8.51	38,292

Equity compensation plans not approved by security holders	59,684(1)	-	-

Total	547,695	$8.51	38,292

(1)
This excludes 966,691 shares warrants and shares of common stock awarded subsequent to September 30, 2017, which have not yet been issued.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Loan Agreements

Amended and Restated Facility Agreement and Debt Exchange Agreement with Conrent Invest, S.A. On July 14, 2015, the Company entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Conrent Invest S.A., a public limited liability company incorporated under the laws of the Grand Duchy of Luxembourg (“Conrent”), pursuant to which the Company may borrow up to $29.4 million of unsecured debt, which accrues interest at a rate of 8% per annum and matures on July 31, 2018. The Amended Facility Agreement also provides the Company with a voluntary prepayment option, wherein the Company may pay the amounts borrowed under the debt facility, including all accrued but unpaid interest, prior to the maturity date without any penalty or prepayment fee.

On October 9, 2017, the Company entered into a Debt Exchange Agreement with Conrent regarding total debt and unpaid interest of approximately $34.7 million due under the Amended Facility Agreement as of October 31, 2017 (the “Debt”) (the “Debt Exchange”). The Debt Exchange called for the Company to exchange newly issued shares of preferred stock for the entire Debt subject to approval by the investors who purchased securities from Conrent to finance the Debt (the “Noteholders”). On November 2, 2017, Conrent convened a meeting of the Noteholders to approve the Debt Exchange; however, the quorum required to approve the Debt Exchange was not achieved. Management continues to negotiate with Conrent regarding terms for the Debt Exchange acceptable to Noteholders with the objective of reaching an agreement acceptable to both Conrent and the Noteholders before the Debt matures on July 31, 2018.

Conrent Loan Agreement. On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent, acting with respect to its Compartment Safety III (the “Conrent Loan Agreement”). Pursuant to its terms, available borrowing capacity under the Conrent Loan Agreement was $5.0 million; however, due to the failure of the lender to satisfy certain conditions precedent to its obligation to fund, the Company has not received funds under the Conrent Loan Agreement as of September 30, 2017, and no proceeds thereunder are anticipated.

Sapinda Loan Agreement. On September 25, 2015, the Company entered into a loan agreement with one of the Company’s related parties, Sapinda Asia Limited (“Sapinda”), to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds and 8% per annum for borrowed funds (the “Sapinda Loan Agreement”). Pursuant to the terms and conditions of the Sapinda Loan Agreement, available funds could be drawn down at the Company’s request at any time until the loan agreement matured on September 30, 2017, when all borrowed funds, plus all accrued but unpaid interest became due and payable.

On March 13, 2017, the Company and Sapinda entered into an agreement to amend the Sapinda Loan Agreement (“Amendment Number One”). Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, we began accruing penalties since Sapinda has not funded the remaining amount of approximately $1.5 million available on the loan on or before March 31, 2017. The penalties totaled approximately $183,000 at September 30, 2017, and the daily penalties currently exceed the daily interest due Sapinda. Further advances under the Loan Agreement are not currently expected to be forthcoming.

Stock Payable – Related Party

In connection with certain acquisitions during fiscal 2014 and 2015, the Company recognized a liability for stock payable to the Sellers of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

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

Director Independence

The Board believes that a majority of its members should be independent directors. The Board has determined that, other than Mr. Dubois, all of its current directors are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

              The members of the Audit Committee and Compensation Committee of the Board each meet the independence standards established by the NASDAQ Stock Market and the U.S. Securities and Exchange Commission (the “SEC”) for audit committees and compensation committees. In addition, the Board has determined that of its current directors, Ms. Macleod and Mr. van Daele each satisfy the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities that are greater than those generally imposed as members of the Audit Committee and the Board, and the designation as audit committee financial expert does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2017 and 2016 and fees and other expenses for other services rendered during those periods.

	2017	2016

Audit Fees (1)	$162,420	$155,552
Audit-Related Fees (2)	$6,141	$1,863
Tax Fees (3)	$20,728	$24,415
All Other Fees (4)	$21,661	$-
Total	$210,950	$181,830

(1)
Audit services in 2017 and 2016 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	Audit-related fees consisted of travel costs related to our annual audit.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the preparation of the Company’s Affordable Care Act forms and examination of the 401(k) financial statements.

Audit Committee Pre-Approval Policies and Procedures

 The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2017 and 2016. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal year 2017 and 2016 by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2017. The Audit Committee has also discussed with Eide Bailly, LLP those matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 61.

Eide Bailly, LLP also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended September 30, 2017.

Respectfully Submitted, Karen Macleod Eric Rosenblum Dirk Karel J. van Daele

The information contained above under the caption “Report of the Audit Committee of the Board of Directors” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Exhibit Number	Title of Document

3(i)(1)	Articles of Transfer of Track Group, Inc., a Utah corporation, dated August 5, 2016 (previously filed on August 9 2016 as Exhibit 3(i)(3) to the Form 10-Q for the quarter ended June 30, 2016).

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

4
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

10.2	Loan Agreement between Sapinda Asia Limited and Track Group, Inc., dated September 14, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2015).

10.3	Agreement between the Virginia Department of Corrections and the Company dated September 21, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on October 2, 2015).

10.4	Executive Employment Agreement, by and between Track Group, Inc. and John Merrill, dated November 20, 2014 (incorporated by reference to our Current Report on Form 8-K, filed November 25, 2014.

10.5
Loan Agreement, by and between Conrent Invest S.A., acting with respect to its Compartment Safety III, and Track Group, Inc., dated May 1, 2016 (previously filed in August 2016 as an Exhibit to the Form 10-Q for the nine months ended June 30, 2016).

10.6	Employment Agreement, by and between Track Group, Inc. and Mark Attarian, dated September 13, 2016 (incorporated by reference to our Current Report on Form 8-K, filed October 1, 2016).

10.7	Employment agreement, by and between Track Group Inc. and Peter Poli, dated December 12, 2016 (incorporated by reference to our Current Report on Form 8-K, filed December 16, 2016).

10.8
Employment Agreement by and between Track Group, Inc. and Derek Cassell dated, December 1, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.9	Services Agreement, dated December 7, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.10
Amendment to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated February 13, 2017 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.11	Amendment No. 1 to Loan Agreement between Sapinda Asia Limited and Track Group, Inc., dated September 14, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on March 20, 2017).

10.12	Debt Exchange Agreement between Track Group, Inc. and Conrent Invest S.A., dated October 9, 2017 (incorporated by reference to our Current Report on Form 8-K, filed on October 13, 2017).

14.1 *	Code of Business Conduct and Ethics

21 *	Subsidiaries of the Registrant

31(i) *	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(ii) *	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(iii)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(iv)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32 *	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS *	XBRL INSTANCE DOCUMENT

101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed in Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.

By: /s/ Derek Cassell
Derek Cassell, (Principal Executive Officer)

Date: January 29, 2018