Form 10-Q
period 2017-12-31
Track Group, Inc.
filed 2018-02-08
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-23153

Track Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0543981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 E. 5th Avenue Suite 100, Naperville, IL 60563
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

The number of shares outstanding of the registrant’s common stock as of February 1, 2018 was 10,462,433.

Track Group, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2017

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2017 (unaudited)	September 30, 2017
Current assets:
Cash	$1,755,437	$2,027,321
Accounts receivable, net of allowance for doubtful accounts of $3,432,985 and $3,268,095, respectively	5,526,000	5,438,564
Note receivable, current portion	234,733	234,733
Prepaid expenses and other	4,219,135	854,122
Inventory, net of reserves of $26,934, respectively	172,347	261,810
Total current assets	11,907,652	8,816,550
Property and equipment, net of accumulated depreciation of $1,862,347 and $1,778,634, respectively	883,039	903,100
Monitoring equipment, net of accumulated amortization of $4,767,061 and $4,906,925, respectively	3,460,685	3,493,012
Intangible assets, net of accumulated amortization of $10,444,569 and $9,839,032, respectively	24,410,468	24,718,655
Goodwill	8,275,308	8,226,714
Other assets	785,195	2,989,101
Total assets	$49,722,347	$49,147,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,529,632	2,769,835
Accrued liabilities	8,021,419	6,650,291
Current portion of long-term debt, net of discount of $130,067 and $185,811, respectively	30,322,191	30,270,531
Total current liabilities	40,873,242	39,690,657
Long-term debt, net of current portion	3,466,468	3,480,717
Total liabilities	44,339,710	43,171,374

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,462,433 and 10,480,984 shares outstanding, respectively	1,046	1,048
Additional paid-in capital	300,978,608	300,717,861
Accumulated deficit	(295,109,920)	(294,067,329)
Accumulated other comprehensive loss	(487,097)	(675,822)
Total equity	5,382,637	5,975,758
Total liabilities and stockholders’ equity	$49,722,347	$49,147,132

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenues:
Monitoring services	$7,350,805	$7,265,013
Other	139,889	406,477
Total revenues	7,490,694	7,671,490

Cost of revenues:
Monitoring, products and other related services	2,542,007	3,607,276
Depreciation & amortization included in cost of revenues	477,142	445,493
Impairment of monitoring equipment and parts	-	74,787
Total cost of revenues	3,019,149	4,127,556

Gross profit	4,471,545	3,543,934

Operating expenses:
General & administrative	3,657,738	3,175,054
Restructuring costs	-	566,330
Selling & marketing	409,737	589,768
Research & development	163,946	488,178
Depreciation & amortization	564,740	575,111
Total operating expenses	4,796,161	5,394,441
Loss from operations	(324,616)	(1,850,507)

Other income (expense):
Interest expense, net	(673,827)	(647,103)
Currency exchange rate loss	(55,072)	(116,442)
Other income/expense, net	10,924	293
Total other income (expense)	(717,975)	(763,252)
Net loss attributable to common shareholders	(1,042,591)	(2,613,759)
Foreign currency translation adjustments	188,725	(493,572)
Comprehensive loss	$(853,866)	$(3,107,331)
Net loss per common share, basic and diluted	$(0.10)	$(0.25)
Weighted average common shares outstanding, basic and diluted	10,476,346	10,333,516

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,042,591)	$(2,613,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041,882	1,020,604
Impairment of monitoring equipment and parts	-	74,787
Bad debt expense	186,910	359,551
Accretion of debt discount	55,744	55,743
Stock based compensation	787,590	225,374
Loss on monitoring equipment included in cost of sales	95,817	-
Other	(36,454)	-
Change in assets and liabilities:
Accounts receivable, net	(354,633)	660,834
Inventories	69,836	57,700
Prepaid expenses and other assets	(1,009,813)	149,428
Accounts payable	(238,490)	684,987
Accrued expenses	772,412	1,461,547
Net cash provided by operating activities	328,210	2,136,796

Cash flow from investing activities:
Purchase of property and equipment	(28,685)	(12,762)
Capitalized software	(254,899)	(570,093)
Purchase of monitoring equipment and parts	(311,142)	(818,600)
Net cash used in investing activities	(594,726)	(1,401,455)

Cash flow from financing activities:
Principal payments on notes payable	(17,289)	(17,266)
Net cash used in financing activities	(17,289)	(17,266)

Effect of exchange rate changes on cash	11,921	(1,606)

Net increase (decrease) in cash	(271,884)	716,469
Cash, beginning of period	2,027,321	1,769,921
Cash, end of period	$1,755,437	$2,486,390

Cash paid for interest	$10,708	$4,587

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$81,893	$62,193

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2017, and results of its operations for the three months ended December 31, 2017. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on December 19, 2017. The results of operations for the three months ended December 31, 2017 may not be indicative of the results for the fiscal year ending September 30, 2018.

Reclassifications – Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or shareholders’ equity (See Note 4).

Business condition - As of December 31, 2017 and 2016 the Company had an accumulated deficit of $295,109,920 and $291,955,262, respectively. The Company incurred a net loss of $1,042,592 and $2,613,759 for the three months ended December 31, 2017 and 2016, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in the next 12 months. The Company’s successful development and transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Management has evaluated the significance of these negative conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand, through operational cash flows and the restructuring of its existing debt agreement. Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the upcoming twelve months.

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

(3)  RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. During the three months ended December 31, 2017, there were no new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

Recently adopted accounting standards

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory” (“ASU 2015-11”), which dictates that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this standard in the first quarter of fiscal year 2018. The Company’s adoption of ASU 2015-11 did not have a material impact on its Consolidated Financial Statements.

Recently issued accounting standards

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

In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230) classification of certain cash receipts and cash payments to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The adoption of the new standard is required in 2019. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” (“ASU 2014-09”) and requires entities to recognize revenue is a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company has evaluated the new standard and anticipates a change in the reporting of revenue as enhanced disclosures will be required. The Company does not anticipate a significant impact on our financial statements due to the nature of our revenue streams and our revenue recognition policy.

(4) IMMATERIAL ERROR CORRECTIONS

This Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2017 includes the revision of the Company’s previously filed consolidated income statements for the three months ended December 31, 2016.

Management concluded that the general and administrative section of the Condensed Consolidated Income Statement contained an error and that for comparative purposes in fiscal year 2017 filings, these figures should be revised but that the adjustments are not material modifications. Accordingly, the Company has determined that prior financial statements should be corrected, even though such revisions are immaterial. Furthermore, the Company has determined that correcting prior year financial statements for immaterial changes would not require previously filed reports to be amended.

Under general and administrative expense, we have reclassified costs related to repairs and maintenance of monitoring devices and certain other costs, including installation, communications and transportation costs that were previously recorded in general and administrative expense to cost of revenues, selling and marketing, and research and development. Net income (loss) and shareholders’ equity were not affected by the reclassification. The effect of these revisions on the Company’s results of operations for the three months ended December 31, 2016 previously reported are as follows:

	Three months ended December 31, 2016 Previously Reported	Net Change	Three months ended December 31, 2016 (Revised)
Cost of revenues:
Monitoring, products & other related services	$2,933,622	$673,654	$3,607,276

General & administrative expenses	3,768,099	(593,045)	3,175,054
Selling & marketing	627,749	(37,981)	589,768
Research & development	530,806	(42,628)	488,178

(5)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. The Company recorded $0 and $74,787 of impairment expenses related to monitoring equipment for the three months ended December 31, 2017 and 2016, respectively.

(6)  BUSINESS COMBINATIONS

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Contingent Consideration

In certain acquisitions, the Company has agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain future goals, which may include revenue milestones, new customer accounts, and earnings targets. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled. If there is uncertainty surrounding the value of contingent consideration, then the Company’s policy is to wait until the end of the measurement period before making an adjustment.

(7)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under U.S. GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at December 31, 2017.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of December 31, 2017 and 2016, there were 570,467 and 526,901 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three months ended December 31, 2017 and 2016, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Exercisable common stock options and warrants	570,467	526,901
Total common stock equivalents	570,467	526,901

 (9)  PREPAID EXPENSES AND OTHER

The carrying amounts reported in the balance sheets for prepaid expenses and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2017, and September 30, 2017, the outstanding balance of prepaid and other expenses was $4,219,135 and $854,122, respectively. The $4,219,135 as of December 31, 2017 is comprised largely of performance bond deposits, tax deposits, vendor deposits and other prepaid supplier expenses. The increase in prepaid and other expenses at December 31, 2017 was primarily due to a cash collateralized performance bond for an international customer of $2,860,358, which is scheduled to be repaid in the third fiscal quarter and has been re-classified as a short-term asset in the three-month period ended December 31, 2017, as well as increases in prepaid taxes, vendor deposits and insurance.

(10)  INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Net realizable value is determined based on the estimated selling prices on the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventory is periodically reviewed in order to identify obsolete, damaged or impaired items.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed and shipped ReliAlertTM and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2017 and September 30, 2017, respectively, inventory consisted of the following:

	December 31,	September 30,
	2017	2017
Finished goods inventory	$199,281	$288,744
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$172,347	$261,810

(11)  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at December 31, 2017 and September 30, 2017, respectively:

	December 31, 2017	September 30, 2017
Equipment, software and tooling	$1,045,090	$1,028,081
Automobiles	40,048	52,230
Leasehold improvements	1,351,025	1,307,802
Furniture and fixtures	309,223	293,621
Total property and equipment before accumulated depreciation	2,745,386	2,681,734
Accumulated depreciation	(1,862,347)	(1,778,634)
Property and equipment, net of accumulated depreciation	$883,039	$903,100

Property and equipment depreciation expense for the three months ended December 31, 2017 and 2016 was $114,417 and $50,291, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of one to five years. Monitoring equipment as of December 31, 2017 and September 30, 2017 was as follows:

	December 31, 2017	September 30, 2017
Monitoring equipment	$8,227,746	$8,399,937
Less: accumulated amortization	(4,767,061)	(4,906,925)
Monitoring equipment, net of accumulated depreciation	$3,460,685	$3,493,012

Amortization of monitoring equipment for the three months ended December 31, 2017 and 2016 was $353,027 and $332,993, respectively. These expenses were recognized in cost of revenues.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at December 31, 2017 and September 30, 2017, respectively:

	December 31, 2017	September 30, 2017
Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Developed technology	11,410,921	11,116,738
Customer relationships	1,860,000	1,860,000
Trade name	335,350	332,183
Website	78,201	78,201
Total intangible assets	34,855,037	34,557,687
Accumulated amortization	(10,444,569)	(9,839,032)
Intangible assets, net	$24,410,468	$24,718,655

The intangible assets summarized above were purchased or developed on various dates from January 2010 through December 2017. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended December 31, 2017 and 2016 was $574,438 and $637,320, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at December 31, 2017:

Three months ended December 31,
2017
Balance - beginning of period	$8,226,714
Effect of foreign currency translation on goodwill	48,594
Balance - end of period	$8,275,308

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2017.

(15)  OTHER ASSETS

As of December 31, 2017 and September 30, 2017, the outstanding balance of other assets was $785,195 and $2,989,101, respectively. A cash collateralized performance bond for an international customer, which is expected to be repaid in the third fiscal quarter has been re-classified as a current asset in the three-month period ended December 31, 2017.

(16)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Accrued payroll, taxes and employee benefits	$1,573,440	$943,066
Accrued consulting	8,954	11,631
Accrued taxes - foreign and domestic	573,322	529,926
Accrued settlement costs	50,000	200,000
Accrued board of directors fees	275,000	125,000
Accrued other expenses	151,804	178,092
Accrued legal costs	57,394	116,824
Accrued cellular costs	25,000	81,100
Accrued manufacturing costs	100,000	137,884
Accrued bond guarantee	304,270	23,548
Accrued interest	4,902,235	4,303,220
Total accrued liabilities	$8,021,419	$6,650,291

(17)  RESTRUCTURING

In the first quarter of fiscal year 2017, the Company approved a plan to restructure our business (the “Restructuring Plan”) to streamline operations by consolidating our headquarters from Salt Lake City, Utah into our existing Chicagoland office. The Restructuring Plan, which was completed in fiscal 2017, also included outsourcing the Company’s monitoring center which allowed a significant head count reduction and lower future expenses, and improved the Company’s ability to align workforce costs with customer demands. During the twelve-months ended September 30, 2017, the Company recognized expenses for the Restructuring Plan of $558,833, including $435,643 of severance expense and $123,190 of lease and moving costs, all of which were paid in the fiscal year ended September 30, 2017.

Total restructuring charges for the three-months ended December 31, 2016 and their utilization are summarized as follows:

	Employee -related	Other costs	Total
Liability at September 30, 2016	$-	$-	$-
Accrued expenses	448,330	118,000	$566,330
Payments	-	-	-
Liability at December 31, 2016	$448,330	$118,000	$566,330

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

On March 13, 2017 (the “Execution Date”), the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% Interest, and forgives the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provides that all failure to fund penalties (“Lender Penalties”) accrued under the Sapinda Loan Agreement through the Execution Date are forgiven. Per Amendment Number One, Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $275,000 at December 31, 2017, under Section 6.3 of the Sapinda Loan Agreement, as amended. We did not draw on this line of credit, nor did we pay any interest during the three months ended December 31, 2017. The undrawn balance of this line of credit at December 31, 2017 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming.

On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent Invest S.A., a public limited liability company incorporated under the laws of the Grand Duchy of Luxembourg (“Conrent”), acting with respect to its Compartment Safety III (the “Conrent Loan Agreement”). Pursuant to its terms, available borrowing capacity under the Conrent Loan Agreement was $5.0 million; however, due to the failure of the lender to satisfy certain conditions precedent to its obligation to fund, the Company has not received funds under the Conrent Loan Agreement as of December 31, 2017, and no proceeds thereunder are anticipated.

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

Debt obligations as of December 31, 2017 and September 30, 2017, respectively, are comprised of the following:

	December 31, 2017	September 30, 2017

Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of December 31, 2017, the remaining debt discount was $130,067. We did not pay interest on this loan during the three months ended December 31, 2017.	$30,269,933	$30,214,189

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	105,593	123,393

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	13,489	14,022

Total debt obligations	33,788,659	33,751,248
Less current portion	(30,322,191)	(30,270,531)
Long-term debt, net of current portion	$3,466,468	$3,480,717

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2017:
Fiscal Year	Total
2018	$30,452,258
2019	43,842
2020	3,422,626
2021	-
2022	-
Debt discount	(130,067)
Total	$33,788,659

(19)  RELATED-PARTY TRANSACTIONS

 Related-Party Loan Agreement

On September 25, 2015, the Company entered into the Sapinda Loan Agreement with Sapinda, a related party, to provide the Company with a $5.0 million line of credit that accrues interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Sapinda Loan Agreement, available funds may be drawn down at the Company’s request at any time prior to the maturity date of September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest will become due and payable. The Company, however, may elect to satisfy any outstanding obligations under the Sapinda Loan Agreement prior to the Maturity Date without penalties or fees.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% interest, and forgives the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provides that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date are forgiven. Per Amendment Number One, Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $275,000 at December 31, 2017, under Section 6.3 of the Sapinda Loan Agreement, as amended. We did not draw on this line of credit, nor did we pay any interest during the three months ended December 31, 2017. The undrawn balance of this line of credit at December 31, 2017 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	Dec. 31, 2017	Sept. 30, 2017

Related party loan with an interest rate of 3% and 8% per annum for undrawn and borrowed funds, respectively. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

(20)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. During the three months ended December 31, 2017, no shares of common stock were issued to Board of Director members for their services earned in the first quarter of 2018. The Company has deferred the issuance of shares of common stock and warrants since the fourth quarter of 2017, and $275,000 for unpaid Board of Director fees has been accrued at December 31, 2017.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of December 31, 2017, there were no shares of preferred stock outstanding.

In November 2017, the Board of Directors approved the grant of 241,935 shares of common stock valued at $300,000, as compensation for services rendered to the Company, which have not yet been issued. In addition, the Company issued 30,797 warrants to a member of the Company’s Board of Directors in exchange for 18,551 shares of common stock the director previously received for services provided during the period of October 2016 to June 2017, which shares were thereby cancelled in the three month period ended December 31, 2017.

(21)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, the shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. Warrants for Board members vest immediately and warrants issued to employees vest annually over either a two or three-year period after the grant date.

As of December 31, 2017, 27,218 shares of common stock were available for future grants under the 2012 Plan.

 All Options and Warrants

On November 30, 2017, the Board of Directors unanimously approved the adjustment of the exercise price of 605,678 unexercised warrants, with original exercise prices ranging from $1.81 to $19.46, issued under the 2012 Plan to $1.24, resulting in incremental stock-based compensation of $149,088, which was expensed in the three-month period ending December 31, 2017.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended December 31, 2017 and 2016, the Company granted 30,797 and 154,410, respectively, options and warrants to purchase shares of common stock under the 2012 Plan. Excluding the incremental stock-based compensation mentioned above, the Company recorded expense of $638,502 and $200,374 for the three months ended December 31, 2017 and 2016, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for three months ended December 31, 2017 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31
	2017	2016
Expected stock price volatility	120%	119%
Risk-free interest rate	1.92%	0.60%
Expected life of options/warrants	5 years	2 Years

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

A summary of stock option (warrant) activity for the three months ended December 31, 2017 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2017	600,842	$8.51	4.90 years	$-
Granted	30,797	$4.87
Expired/Cancelled	(1,172)	$(19.29)
Exercised	-	$-
Outstanding as of December 31, 2017	630,467	1.78	4.63	$-
Exercisable as of December 31, 2017	570,467	1.84	4.67	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $1.05 at December 31, 2017.

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

For the three months ended December 31, 2017 and 2016, the Company incurred a net loss for income tax purposes of $1,042,591 and $2,613,759, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed a Notice of Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. Plaintiff’s appeal succeeded and will result in a trial occurring within the next four to eight months. We intend to defend the case vigorously.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages in an amount sufficient to deter similar conduct in the future. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 15, 2017. We are awaiting a ruling on an oral argument that took place on December 13, 2017 regarding a new statute which exempts vendors who assist law enforcement officials. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000.00, plus per annum interest. The Defendant’s initial Counterclaims were dismissed; however, the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Once the discovery period ends on March 30, 2018, the Company will proceed with a Motion for Summary Judgment. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018 and we expect a ruling within 30 days. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018 and we expect a ruling within six months. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. The Company plans to file a motion for Summary Judgment before the end of February 2018. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. Counsel estimates the Tribunal should have a ruling on or before June 30, 2018. If the Company’s appeal is successful, the case will be sent back to the Federal Administrative Tribunal for a resolution on the merits of the case.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts.” On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal may be scheduled in late February, 2018. The Company expects the court to make a decision within three months of the hearing date.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017. We are currently in the discovery period.

 (23)  SUBSEQUENT EVENTS

Effective January 1, 2018, the Company entered into a multi-year Monitoring Services Agreement with Marion County Community Corrections Agency, by and through the Marion County Community Corrections Board (collectively, “Marion County”), pursuant to which the Company shall provide Marion County with GPS and alcohol monitoring equipment, certain services, and software to be used for offenders ordered into the Marion County Community Corrections program by the courts. In exchange for the products and services provided by the Company, Marion County shall make periodic payments, the sum of which shall be determined based on the duration of use of individual units of equipment.

On January 18, 2018, the Company entered into a Monitoring Services Agreement (the “Gendarmeria Agreement”) with Gendarmeria de Chile, the Republic of Chile’s uniform prison service (“Gendarmeria”), for services the Company began offering to Gendarmeria in October 2017. The Company currently provides Gendarmeria with GPS monitoring devices, certain services, and software to be used for offenders ordered into a corrections program by the Chilean courts. In exchange for the products and services provided by the Company, Gendarmeria shall make periodic payments, the sum of which shall be determined based on installation fees and the duration of use of individual units of equipment. Pursuant to its terms, the Gendarmeria Agreement will expire in October 2018.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that, other than as disclosed above, no additional subsequent events have occurred that are reasonably likely to impact the financial statements.
___________________________________________________________________________________

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements.” These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “intends,” “anticipates,” “should,” “plans,” “estimates,” “projects,” “potential,” and “will,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2017, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “Track Group,” “we,” “our,” “us,” refer to Track Group, Inc., a Delaware corporation.

General

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (“PaaS”) business model. Currently, we deploy offender-based management services that combine patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

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

Monitoring Center Services.  Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly-trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in the U.S. and Chile. In addition, the Company has assisted in the establishment of monitoring centers for customers and local partners in other global locations

Data Analytics Services.  Our TrackerPAL software, TrackerPAL Mobile, combined with our Data Analytic analysis tools, provide an integrated platform allowing case managers and law enforcement officers’ quick access views of an offender’s travel behavior, mapping, and provide inference on patterns. Our advanced data analytics service offers a highly complex predictive reporting mechanism that combines modern statistical methods, developed using computer science and used by intelligence agencies that separate noteworthy events from normal events, rank offender cases according to their need for supervision, and relate decision-relevant metrics to benchmarks in real-time.

Strategy

Our global growth strategy is to continue to expand service offerings on a subscription basis that empower professionals in security, law enforcement, corrections and rehabilitation organizations worldwide with a single-sourced, real-time, end-to-end offender management solution that integrates reliable intervention technologies to support re-socialization, monitoring, and predictive analytics for offenders. In selective circumstances, we will also assist agencies by operating offender pay programs. To accomplish these objectives, we have and will continue to innovate and grow our portfolio of proprietary and non-proprietary real-time monitoring and intervention products and services, including smartphone applications. These products include GPS, RF, drug and alcohol testing for offenders, domestic violence applications and predictive analytics. Given the flexibility of our platform, our device technology, tracking, monitoring, and analytical capabilities, we believe that our solutions may apply to other industry verticals that require tracking, monitoring and predictive analytics such as those entities responsible for pre-trial participants or individuals on bail.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 19, 2017. During the three months ended December 31, 2017 there have been no material changes to the Company's critical accounting policies.

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

Results of Operations

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016

Revenue

For the three months ended December 31, 2017, the Company recognized revenue from operations of $7,490,694 compared to $7,671,490 for the three months ended December 31, 2016, a decrease of $180,796 or 2%. The decrease in revenue was principally the result of (i) a loss of a Caribbean customer whose contract ended in November 2016, partially offset by (ii) an increase in total growth of our North American monitoring operations driven by clients in Indiana and Virginia, and (iii) growth of offender monitoring in Chile.

Other revenue for the three months ended December 31, 2017 decreased to $139,889 from $406,477 in the same period in 2016 largely due to lower sales of consumable items. We will continue to focus on recurring subscription based opportunities as opposed to equipment sales.

Cost of Revenue

During the three months ended December 31, 2017, cost of revenue totaled $3,019,149 compared to cost of revenue during the three months ended December 31, 2016 of $4,127,556, a decrease of $1,108,407 or 27%. The decrease in cost of revenue was largely the result of decreases in device costs of $437,307, lower communication costs of $286,326, lower customs costs of $189,879 and lower monitoring costs of $158,554. During the three-month period ended December 31, 2016, we incurred one-time costs of $371,144, which is reflected in monitoring, products and other related services in the condensed consolidated income statement, that did not reoccur in the three months ended December 31, 2017. Excluding these one-time costs, cost of revenue for the three-months ended December 31, 2017 would have decreased $575,206, or 15%, compared to the same period in 2016.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2017 and 2016 totaled $477,142 and $445,493, respectively. These costs represent the depreciation of TrackerPAL™, ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe this life is appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Impairment cost for equipment and parts for the three months ended December 31, 2017 and 2016 were $0 and $74,787, respectively. These costs relate to disposal of obsolete inventory, monitoring equipment and parts for enhancements to our various devices and monitoring platform.

Gross Profit and Margin

During the three months ended December 31, 2017, gross profit totaled $4,471,545, representing an increase of $927,611 or 26% compared to the same period last year and resulting in a gross margin of 60% compared to $3,543,934 or a gross margin of 46% during the three months ended December 31, 2016. The increase in gross margin is largely due to the lower costs of revenue mentioned above. Excluding the one-time costs of revenue previously mentioned, gross profit for the three-months ended December 31, 2016 would have been $3,915,078 and gross profit margin would have been 51%.

General and Administrative Expense

During the three months ended December 31, 2017, general and administrative expense totaled $3,657,738 compared to $3,175,054 for the three months ended December 31, 2016. The increase of $482,684 or 15% in general and administrative costs resulted largely from an increase in stock-based compensation expense of $562,216, higher legal and professional fees of $147,903 and higher wages and benefit costs of $137,161, partially offset by lower bad debt expense of $172,642, lower recruiting costs of $63,303, lower repair and maintenance costs of $52,776, lower rent expense of $36,125 and lower outside labor expenses of $28,283.

Restructuring Costs

During the three months ended December 31, 2016, we recorded $566,330 of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. All costs related to the relocation were paid in the fiscal year ended September 30, 2017. See Note 17 to the Condensed Consolidated Financial Statements.

Selling and Marketing Expense

During the three months ended December 31, 2017, selling and marketing expense decreased to $409,737 compared to $589,768 for the three months ended December 31, 2016. The reduction in expenses of $180,031, or approximately 31% decrease is principally the result of lower outside service costs of $84,438, lower travel related expenses of $41,489 and lower wages and benefits of $31,546.

Research and Development Expense

During the three months ended December 31, 2017, research and development expense totaled $163,946 compared to $488,178 for the three months ended December 31, 2016, a decrease of $324,232 or approximately 66%. The decrease resulted largely from lower wages and benefits of $203,349 and lower outside service costs of $96,078. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $254,899 was capitalized as developed technology during the three months ended December 31, 2017 and $570,093 was capitalized in the three months ended December 31, 2016. A portion of these expenses would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended December 31, 2017, depreciation and amortization expense totaled $564,740 compared to $575,111 for the three months ended December 31, 2016, a decrease of $10,371 or approximately 2%.

Other Income and Expense

For the three months ended December 31, 2017, other income (expense) totaled $717,975 compared to $763,252 for the three months ended December 31, 2016, a decrease in net expense of $45,277 or approximately 6%. The decrease in other income (expense) is due to positive currency exchange rate movements, partially offset by higher interest expense, net.

Net Loss Attributable to Common Shareholders

The Company had Net loss attributable to common shareholders of $1,042,591 for the three months ended December 31, 2017, compared to a Net loss attributable to common shareholders of $2,613,759 for the three months ended December 31, 2016, a decrease of $1,571,168 or 60%. This decrease in net loss is largely due to higher gross profit, the absence of restructuring costs, lower selling and marketing expense, lower research and development costs and lower currency exchange expense. These amounts were offset by higher stock-based compensation costs.

Liquidity and Capital Resources

Historically, we have been unable to finance our business solely from cash flows from operating activities. During prior periods, the Company supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of December 31, 2017, excluding interest, $3.4 million was owed to Sapinda under the Sapinda Loan Agreement and $30.4 million was owed to Conrent under the Conrent Loan Agreement. No borrowings or sales of equity securities occurred during the three months ended December 31, 2017.

On October 9, 2017, the Company entered into a Debt Exchange Agreement with Conrent regarding total debt and unpaid interest of approximately $34.7 million as of October 31, 2017 (the “Debt”) (the “Debt Exchange”). The Debt Exchange called for the Company to exchange newly issued shares of preferred stock for the entire Debt subject to approval by the investors who purchased securities from Conrent to finance the Debt (the “Noteholders”). On November 2, 2017, Conrent convened a meeting of the Noteholders to approve the Debt Exchange; however, the quorum required to approve the Debt Exchange was not achieved. Management continues to negotiate with Conrent regarding terms for the Debt Exchange acceptable to Noteholders with the objective of reaching an agreement acceptable to both Conrent and the Noteholders before the Debt matures on July 31, 2018.

Net Cash Flows from Operating Activities.

During the three months ended December 31, 2017, we incurred a net loss of $1,042,591 and we had cash flows from operating activities of $328,210, compared to a net loss from continuing operations of $2,613,759 and cash flows from operating activities of $2,136,796 for the three months ended December 31, 2016. The decrease of cash from operations compared to the prior year period was largely the result of an increase in prepaid expenses and deposits, a decrease in accounts payable, and higher accounts receivable, partially offset by improved operating results.

Net Cash Flows from Investing Activities.

The Company used $594,726 of cash for investing activities during the three months ended December 31, 2017, compared to $1,401,455 of cash used during the three months ended December 31, 2016. Cash used for investing activities was used for significant enhancements of our software platform and used for purchases of monitoring and other equipment to meet demand during the three months ended December 31, 2017.

Net Cash Flows from Financing Activities.

The Company used $17,289 of cash for financing activities during the three months ended December 31, 2017, compared to $17,266 of cash used in financing activities during the three months ended December 31, 2016.

Liquidity, Working Capital and Management’s Plan

As of December 31, 2017, we had unrestricted cash of $1,755,437, compared to unrestricted cash of $2,027,321 as of September 30, 2017. As of December 31, 2017, we had a working capital deficit of $28,965,590, compared to a working capital deficit of $30,874,107 as of September 30, 2017. This increase in working capital is principally due to a transfer of a short-term bond from a long-term asset of $2,860,358, partially offset by a decrease in cash due to additional capitalized software of $254,899 and purchases of monitoring equipment of $311,142.

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. In addition, management is currently exploring options to restructure the debt owed under the Conrent Loan Agreement, which may include exchanging debt for equity or extending the maturity of the Conrent Loan Agreement.

The Company incurred a net loss of $1,042,591 and $2,613,759 for the three months ended December 31, 2017 and 2016, respectively. The Company may continue to incur losses until it is able to achieve a level of revenues adequate to support its cost structure. In addition, although no assurances can be given, in the event that management is able to successfully restructure the debt owed under the Conrent Loan Agreement, management has evaluated the significance of all conditions and determined that it will have adequate cash flow from operations to meet its operating obligations and provide for its working capital requirements for the upcoming twelve months. However, in the event we are unable to successfully restructure the debt under the Conrent Loan Agreement, our available cash resources together with cash flow from operations will be inadequate to satisfy out working capital requirements.

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

	Payments due in less than 1 year	Payments due in 1 – 3 years	Payments due in 3 – 5 years	Total
Operating leases	$329,252	$479,023	$58,808	$867,083

As of December 31, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $867,083. The Company’s facility leases typically have original terms not exceeding 5 years and generally contain multi-year renewal options.

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

Foreign Currency Risks

We had $2,561,305 and $2,795,781 in revenue from sources outside the United States for the three months ended December 31, 2017 and 2016, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange of $55,072 and $116,442 in the three months ended December 31, 2017 and 2016, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2017.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed a Notice of Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. Plaintiff’s appeal succeeded and will result in a trial occurring within the next four to eight months. We intend to defend the case vigorously.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages in an amount sufficient to deter similar conduct in the future. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 15, 2017. We are awaiting a ruling on an oral argument that took place on December 13, 2017 regarding a new statute which exempts vendors who assist law enforcement officials. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000.00, plus per annum interest. The Defendant’s initial Counterclaims were dismissed; however, the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Once the discovery period ends on March 30, 2018, the Company will proceed with a Motion for Summary Judgment. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018 and we expect a ruling within 30 days. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018 and we expect a ruling within six months. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. We believe the allegations and claims are unfounded and without merit. The Company plans to file a motion for Summary Judgment before the end of February 2018. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. Counsel estimates the Tribunal should have a ruling on or before June 30, 2018. If the Company’s appeal is successful, the case will be sent back to the Federal Administrative Tribunal for a resolution on the merits of the case.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts.” On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal may be scheduled in late February, 2018. The Company expects the court to make a decision within three months of the hearing date.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017. We are currently in the discovery period.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed on December 19, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of February 8, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document
10.1+
Monitoring Services Agreement, dated December 18, 2017, by and between Track Group, Inc. and Marion County Community Corrections Agency, by and through Marion County Community Corrections Board (filed herewith).

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

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: February 8, 2018	By:	/s/ Derek Cassell
Derek Cassell Principal Executive Officer

Date: February 8, 2018	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)