Form 10-Q
period 2018-03-31
Track Group, Inc.
filed 2018-05-11
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

The number of shares outstanding of the registrant’s common stock as of May 1, 2018 was 11,401,650.

Track Group, Inc.
FORM 10-Q
For the Quarterly Period Ended March 31, 2018

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2018 (unaudited)	September 30, 2017
Current assets:
Cash	$2,661,829	$2,027,321
Accounts receivable, net of allowance for doubtful accounts of $3,532,609 and $3,268,095, respectively	4,926,116	5,438,564
Note receivable, current portion	234,733	234,733
Prepaid expense and other	5,143,501	854,122
Inventory, net of reserves of $26,934, respectively	269,924	261,810
Total current assets	13,236,103	8,816,550
Property and equipment, net of accumulated depreciation of $1,950,847 and $1,778,634, respectively	913,232	903,100
Monitoring equipment, net of accumulated depreciation of $5,045,835 and $4,906,925, respectively	3,149,664	3,493,012
Intangible assets, net of accumulated amortization of $10,984,263 and $9,839,032, respectively	23,902,278	24,718,655
Goodwill	8,207,990	8,226,714
Other assets	202,581	2,989,101
Total assets	$49,611,848	$49,147,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,731,842	2,769,835
Accrued liabilities	9,109,373	6,650,291
Current portion of long-term debt, net of discount of $74,324 and $185,811, respectively	30,370,943	30,270,531
Total current liabilities	42,212,158	39,690,657
Long-term debt, net of current portion	3,451,588	3,480,717
Total liabilities	45,663,746	43,171,374

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 10,462,433 and 10,480,984 shares outstanding, respectively	1,046	1,048
Additional paid-in capital	301,038,832	300,717,861
Accumulated deficit	(296,846,405)	(294,067,329)
Accumulated other comprehensive loss	(245,371)	(675,822)
Total equity	3,948,102	5,975,758
Total liabilities and stockholders’ equity	$49,611,848	$49,147,132

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Monitoring services	$7,162,205	$6,986,612	$14,513,010	$14,419,889
Other	153,971	233,431	293,860	471,644
Total revenue	7,316,176	7,220,043	14,806,870	14,891,533

Cost of revenue:
Monitoring, products & other related services	2,827,842	2,654,305	5,369,849	6,336,368
Depreciation & amortization	467,666	515,574	944,808	961,067
Total cost of revenue	3,295,508	3,169,879	6,314,657	7,297,435

Gross profit	4,020,668	4,050,164	8,492,213	7,594,098

Operating expenses:
General & administrative	3,495,343	2,355,156	7,153,081	5,530,210
Loss on sale of asset	-	766,031	-	766,031
Restructuring costs	-	4,070	-	570,400
Selling & marketing	518,993	624,210	928,730	1,213,978
Research & development	182,808	679,238	346,754	1,167,416
Depreciation & amortization	539,537	633,273	1,104,277	1,208,384
Total operating expenses	4,736,681	5,061,978	9,532,842	10,456,419
Loss from operations	(716,013)	(1,011,814)	(1,040,629)	(2,862,321)

Other income (expense):

Interest expense, net	(805,966)	(797,333)	(1,479,793)	(1,444,436)
Currency exchange rate gain (loss)	(221,048)	10,335	(276,120)	(106,107)
Other income, net	6,542	222,414	17,466	222,707
Total other income (expense)	(1,020,472)	(564,584)	(1,738,447)	(1,327,836)
Loss before income taxes	(1,736,485)	(1,576,398)	(2,779,076)	(4,190,157)
Income tax expense	-	9,099	-	9,099
Net loss attributable to common shareholders	(1,736,485)	(1,585,497)	(2,779,076)	(4,199,256)
Foreign currency translation adjustments	241,726	(15,615)	430,451	(509,187)
Comprehensive loss	$(1,494,759)	$(1,601,112)	$(2,348,625)	$(4,708,443)
Basic and diluted loss per common share	$(0.17)	$(0.15)	$(0.27)	$(0.41)
Weighted average common shares outstanding, basic and diluted	10,462,433	10,352,485	10,469,466	10,342,948

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,779,076)	$(4,199,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,049,085	2,169,451
Bad debt expense	287,618	668,441
Amortization of debt discount	111,487	111,487
Stock based compensation	1,345,097	(122,678)
Loss on monitoring equipment in cost of revenue	223,114	134,787
Loss on sale of asset	-	766,031
Gain on settlement of milestone payments	-	(213,940)
Change in assets and liabilities:
Accounts receivable, net	308,839	758,184
Inventories	-	57,700
Prepaid expenses and other	(1,225,045)	(437,576)
Accounts payable	(43,724)	807,185
Accrued expenses	1,496,549	1,497,141
Net cash provided by operating activities	1,773,944	1,996,957

Cash flow from investing activities:
Purchase of property and equipment	(124,720)	(34,529)
Capitalized software	(502,851)	(1,028,368)
Purchase of monitoring equipment and parts	(494,254)	(960,425)
Proceeds from sale of assets	-	510,000
Net cash used in investing activities	(1,121,825)	(1,513,322)

Cash flow from financing activities:
Principal payments on notes payable	(36,632)	(34,779)
Net cash used by financing activities	(36,632)	(34,779)

Effect of exchange rate changes on cash	19,021	(78)

Net increase in cash	634,508	448,778
Cash, beginning of period	2,027,321	1,769,921
Cash, end of period	$2,661,829	$2,218,699

Cash paid for interest	$22,483	$10,065

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$88,242	$309,710

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2018, and results of its operations for the three and six months ended March 31, 2018. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 19, 2017. The results of operations for the three and six months ended March 31, 2018 may not be indicative of the results for the fiscal year ending September 30, 2018.

As of March 31, 2018 and 2017, the Company had an accumulated deficit of $296,846,405 and $293,540,759, respectively. The Company incurred a net loss of $2,779,076 and $4,199,256 for the six months ended March 31, 2018 and 2017, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in the next six months. The Company’s successful development and transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and the restructuring of its existing debt agreement. Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the next twelve months.

(2)  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Track Group and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(3)  RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. During the three months ended March 31, 2018, there were no new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

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

Recently issued accounting standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” requiring the classification of certain cash receipts and cash payments to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The adoption of the new standard is required in 2019. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 841).” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” (“ASU 2014-09”) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company has evaluated the new standard and anticipates a change in the reporting of revenue as enhanced disclosures will be required. The Company does not anticipate a significant impact on our financial statements due to the nature of our revenue streams and our revenue recognition policy.

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets

(5)  BUSINESS COMBINATIONS

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at March 31, 2018.

(7)  NET INCOME (LOSS) PER COMMON SHARE

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of March 31, 2018 and 2017, there were 573,800 and 434,419 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and six months ended March 31, 2018 and 2017, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2018 and 2017 consisted of the following:

	March 31,	March 31,
	2018	2017
Exercisable common stock options and warrants	573,800	434,419
Total common stock equivalents	573,800	434,419

(8)  PREPAID EXPENSE AND OTHER

The carrying amounts reported in the balance sheets for prepaid expense and other current assets approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2018, and September 30, 2017, the outstanding balance of prepaid and other expense was $5,143,501 and $854,122, respectively. The $5,143,501 as of March 31, 2018 is comprised largely of performance bond deposits, tax deposits, vendor deposits and other prepaid supplier expense. The increase in prepaid and other expense at March 31, 2018 was primarily due to a cash collateralized performance bond for an international customer of $2,944,631, which is scheduled to be repaid in the third fiscal quarter and was re-classified as a short-term asset in the three-month period ended December 31, 2017, as well as increases in a new performance bond, prepaid taxes, vendor deposits and insurance.

(9)  INVENTORY

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

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed and shipped ReliAlertTM and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2018 and September 30, 2017, respectively, inventory consisted of the following:

	March 31,	September 30,
	2018	2017
Finished goods inventory	$296,858	$288,744
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$269,924	$261,810

(10)  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at March 31, 2018 and September 30, 2017, respectively:

	March 31, 2018	September 30, 2017
Equipment, software and tooling	$1,054,252	$1,028,081
Automobiles	40,182	52,230
Leasehold improvements	1,460,796	1,307,802
Furniture and fixtures	308,849	293,621
Total property and equipment before accumulated depreciation	2,864,079	2,681,734
Accumulated depreciation	(1,950,847)	(1,778,634)
Property and equipment, net of accumulated depreciation	$913,232	$903,100

Property and equipment depreciation expense for the three months ended March 31, 2018 and 2017 was $87,466 and $127,298, respectively. Property and equipment depreciation expense for the six months ended March 31, 2018 and 2017 was $201,883 and $177,588, respectively.

(11)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of one to five years. Monitoring equipment as of March 31, 2018 and September 30, 2017 was as follows:

	March 31, 2018	September 30, 2017
Monitoring equipment	$8,195,502	$8,399,937
Less: accumulated depreciation	(5,045,838)	(4,906,925)
Monitoring equipment, net of accumulated depreciation	$3,149,664	$3,493,012

Depreciation of monitoring equipment for the three months ended March 31, 2018 and 2017 was $343,494 and $403,074, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2018 and 2017 was $696,521 and $736,067, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended March 31, 2018 and March 31, 2017, the Company recorded charges of $127,297 and $60,000 respectively, for devices that were lost, stolen, damaged or otherwise impaired. During the six months ended March 31, 2018 and March 31, 2017, the Company recorded charges of $223,114 and $134,787 respectively, for devices that were lost, stolen, damaged or otherwise impaired. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

As part of a loss on sale of assets, the Company disposed of $771,568 of monitoring equipment and $361,463 of related accumulated depreciation in the three and six month periods ended March 31, 2017.

(12)  INTANGIBLE ASSETS

The following table summarizes intangible assets at March 31, 2018 and September 30, 2017, respectively:

	March 31, 2018	September 30, 2017
Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Developed technology	11,444,880	11,116,738
Customer relationships	1,860,000	1,860,000
Trade name	332,895	332,183
Website	78,201	78,201
Total intangible assets	34,886,541	34,557,687
Accumulated amortization	(10,984,263)	(9,839,032)
Intangible assets, net	$23,902,278	$24,718,655

The intangible assets summarized above were purchased or developed on various dates from January 2010 through March 2018. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended March 31, 2018 and 2017 was $576,244 and $618,475, respectively. Amortization expense for the six months ended March 31, 2018 and 2017 was $1,150,682 and $1,255,796, respectively.

(13)  GOODWILL

The following table summarizes the activity of goodwill at March 31, 2018 and September 30, 2017, respectively:

	March 31,	September 30,
	2018	2017
Balance - beginning of period	$8,226,714	$7,955,876
Effect of foreign currency translation on goodwill	(18,724)	270,838
Balance - end of period	$8,207,990	$8,226,714

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2018.

(14)  OTHER ASSETS

As of March 31, 2018 and September 30, 2017, the outstanding balance of other assets was $202,581 and $2,989,101, respectively. A cash collateralized performance bond for an international customer, which is expected to be repaid in the third fiscal quarter was re-classified as a current asset in the three-month period ended December 31, 2017, and thus was classified as such for the period ended March 31, 2018.

(15)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Accrued payroll, taxes and employee benefits	$1,948,281	$943,066
Deferred revenue	241,458	43,333
Accrued taxes - foreign and domestic	245,003	529,926
Accrued settlement costs	-	200,000
Accrued board of directors fees	439,722	125,000
Accrued other expense	217,417	142,390
Accrued legal costs	30,000	116,824
Accrued cellular costs	24,000	81,100
Accrued costs of revenue	278,770	141,884
Accrued bond guarantee	196,494	23,548
Accrued interest	5,488,228	4,303,220
Total accrued liabilities	$9,109,373	$6,650,291

(16)  DEBT OBLIGATIONS

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

On March 13, 2017 (the “Execution Date”), the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% interest, and forgives the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provides that all failure to fund penalties (“Lender Penalties”) accrued under the Sapinda Loan Agreement through the Execution Date are forgiven. Per Amendment Number One, Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $365,000 at March 31, 2018, under Section 6.3 of the Sapinda Loan Agreement, as amended. The Company did not draw on this line of credit, nor did the Company pay any interest during the six months ended March 31, 2018. The undrawn balance of this line of credit at March 31, 2018 was $1,600,356.

On October 9, 2017, the Company entered into a Debt Exchange Agreement with Conrent regarding total debt and unpaid interest of approximately $34.7 million as of October 31, 2017 (the “Debt”) (the “Debt Exchange”) associated with the Amended and Restated Unsecured Facility Agreement dated June 30, 2015 (the “Facility Agreement”) between Conrent Invest S.A. and the Company. The Debt Exchange called for the Company to exchange newly issued shares of preferred stock for the entire Debt subject to approval by the investors who purchased securities from Conrent to finance the Debt (the “Noteholders”). On November 2, 2017, Conrent convened a meeting of the Noteholders to approve the Debt Exchange; however, the quorum required to approve the Debt Exchange was not achieved, resulting in the termination of the Debt Exchange.

On February 26, 2018, the Company proposed that the maturity date of the Facility Agreement be extended from July 31, 2018 to April 1, 2019. On April 26, 2018, the Noteholders approved the extension of the Facility Agreement from July 31, 2018 to April 1, 2019, subject to the satisfaction of certain conditions, which are currently under discussion by the Company and Conrent.

Debt obligations as of March 31, 2018 and September 30, 2017, respectively, are comprised of the following:

	March 31, 2018	September 30, 2017

Unsecured facility agreement with an entity whereby, as of June 30, 2015, the Company may borrow up to $30.4 million bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 31, 2018. A $1.2 million origination fee was paid and recorded as a debt discount and will be amortized as interest expense over the term of the loan. As of March 31, 2018, the remaining debt discount was $74,324. We did not pay interest on this loan during the six months ended March 31, 2018.	$30,325,676	$30,214,189

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	86,432	123,393

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	10,779	14,022

Total debt obligations	33,822,531	33,751,248
Less current portion	(30,370,943)	(30,270,531)
Long-term debt, net of current portion	$3,451,588	$3,480,717

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2018:
Twelve-month period ended	Total

March 31, 2019	$30,445,267
March 31, 2020	41,132
March 31, 2021	3,410,456
Thereafter	-
Debt discount	(74,324)
Total	$33,822,531

(17)  RELATED-PARTY TRANSACTIONS

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

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% interest, and forgives the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provides that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date are forgiven. Per Amendment Number One, Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $365,000 at March 31, 2018, under Section 6.3 of the Sapinda Loan Agreement, as amended, and the Company intends to offset Lender Penalties against future payments due. We did not draw on this line of credit, nor did we pay any interest during the six months ended March 31, 2018. The undrawn balance of this line of credit at March 31, 2018 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	Mar. 31, 2018	Sept. 30, 2017

Related party loan with an interest rate of 8% per annum for borrowed funds. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

As of December 27, 2017 Sapinda was no longer a related party, as 4,871,745 or 46.5% of the Company’s common shares owned by Sapinda were delivered to an unrelated entity.

(18)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. During the six months ended March 31, 2018, no shares of common stock were issued to Board of Director members for their services earned in the first two quarters of 2018. The Company has deferred the issuance of shares of common stock and warrants since the fourth quarter of 2017, and $439,722 for unpaid Board of Director fees has been accrued at March 31, 2018. See Note 22.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of March 31, 2018, there were no shares of preferred stock outstanding.

In November 2017, the Board of Directors approved the grant of 241,935 shares of common stock valued at $300,000, as compensation for services rendered to the Company, which have not yet been issued. In addition, the Company issued 30,797 warrants to a member of the Company’s Board of Directors in exchange for 18,551 shares of common stock the director previously received for services provided during the period of October 2016 to June 2017, which shares were thereby cancelled in the six-month period ended March 31, 2018. See Note 22.

In January 2018, the Board of Directors approved the grant of 450,000 shares of common stock valued at $472,500, as compensation for services to the Company, of which 150,000 are vested, but have not yet been issued. Also, in February 2018 and March 2018, respectively, 12,500 and 30,000 shares of stock vested from compensation for services, which have not been issued. See Note 22.

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

As of March 31, 2018, 27,218 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

On November 30, 2017, the Board of Directors unanimously approved the adjustment of the exercise price of 605,678 unexercised warrants, with original exercise prices ranging from $1.81 to $19.46, issued under the 2012 Plan to $1.24, resulting in incremental stock-based compensation of $149,088, which was expensed in the six-month period ending March 31, 2018.

On January 26, 2017, the Board of Directors unanimously approved the adjustment of the exercise price of 65,617 unexercised warrants, with original exercise prices ranging from $1.43 to $7.20, issued under the 2012 Plan to $1.15 and held by a member of the Company’s Board of Directors whose unexercised warrants were not repriced along with those that were adjusted on November 30, 2017, resulting in incremental stock-based compensation of $12,530, which was expensed in the three-month period ending March 31, 2018.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2018 and 2017, the Company granted 30,797 and 125,073 options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $195,760 and $139,092 for the six months ended March 31, 2018 and 2017, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for three months ended March 31, 2018 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended March 31
	2018	2017
Expected stock price volatility	102%	119%
Risk-free interest rate	2.09%	0.60%
Expected life of options/warrants	5 Years	2 Years

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

A summary of stock option (warrant) activity for the six months ended March 31, 2018 is presented below:

	Shares Under Option (Warrant)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2017	600,842	$8.51	4.90 years	$-
Granted	30,797	$4.87
Expired/Cancelled	(1,172)	$(19.29)
Exercised	-	$-
Outstanding as of March 31, 2018	630,467	$1.78	4.38 years	$-
Exercisable as of March 31, 2018	573,800	$1.84	4.43 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $1.02 at March 31, 2018.

(20)  INCOME TAXES

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

For the six months ended March 31, 2018 and 2017, the Company incurred a net loss for income tax purposes of $2,779,076 and $4,199,256, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 15, 2017. Oral arguments took place on December 13, 2017 regarding a new statute which exempts providers of electronic pretrial release and monitoring services from civil liability for the criminal acts of the defendants it monitors. A ruling should be issued before the end of July 2018. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000, plus per annum interest. The Defendant’s initial Counterclaims were dismissed; however, the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Depositions have taken place for both parties. The discovery period is scheduled to end in the near future, after which counsel will prepare a motion for Summary Judgment. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018. The arbitrator requested legal briefings after the hearing which were submitted in March 2018. The Company awaits a decision from the arbitrator. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018. The court held an oral hearing on the Company’s motion for Summary Judgment on April 25, 2018. A ruling should be made within 30 days from the hearing. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. The Company filed a motion for Summary Judgment on January 24, 2018. The Plaintiff was granted additional time to conduct discovery. We believe the allegations and claims are unfounded and without merit. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. The Tribunal ruled the claims should be resolved in the Civil Court. Following that ruling the Supreme Court took action to resolve the conflicting precedent regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Counsel is studying the case to determine where the claim should be resolved.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts.” On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal is forthcoming. The Company expects the court to make a decision within three months of the hearing date. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017. The discovery period will tentatively end June 2018. Once discovery has ended the Company will file a dispositive motion.

 (22)  SUBSEQUENT EVENTS

Issuance of Shares. On April 13, 2018 and May 1, 2018, the Company issued 939,217 shares of common stock for services rendered to the Company. Of these shares, 266,358 were issued to pay Board of Director fees valued at $364,722, and 672,859 shares were issued for services rendered by employees valued at $940,141. All earned and vested awards were previously expensed.

Extension of Facility Agreement Maturity Date.  On April 26, 2018, the Noteholders approved the extension of the Facility Agreement from July 31, 2018 to April 1, 2019, subject to the satisfaction of certain conditions, which are currently under discussion by the Company and Conrent. See Note 16.

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

General

Our core business is based on the manufacture and leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S. and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (“PaaS”) business model. Currently, we deploy offender-based management services that combine patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

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

Monitoring Center Services.  Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly-trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in the U.S. and Chile. In addition, the Company has assisted in the establishment of monitoring centers for customers and local partners in other global locations

Data Analytics Services.  Our TrackerPALTM software, TrackerPALTM Mobile, combined with our Data Analytic analysis tools, provide an integrated platform allowing case managers and law enforcement officers quick access views of an offender’s travel behavior, mapping, and inference on patterns. Our advanced data analytics service offers a highly complex predictive reporting mechanism that combines modern statistical methods, developed using computer science and used by intelligence agencies that separate noteworthy events from normal events, rank offender cases according to their need for supervision, and relate decision-relevant metrics to benchmarks in real-time.

Business Strategy

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

Recent Developments

Marion County Agreements

Effective January 1, 2018, the Company entered into a multi-year monitoring services agreement with Marion County Community Corrections Agency, by and through the Marion County Community Corrections Board (collectively, “Marion County”), pursuant to which the Company provides Marion County with GPS and alcohol monitoring equipment, certain services, and software to be used for offenders ordered into the Marion County Community Corrections program by the courts. In exchange for the products and services provided by the Company, Marion County shall make periodic payments, the sum of which shall be determined based on the duration of use of individual units of equipment.

On January 18, 2018, the Company entered into a monitoring services agreement with Gendarmeria de Chile, the Republic of Chile’s uniform prison service (“Gendarmeria”), for services the Company began offering to Gendarmeria in October 2017. The Company provides Gendarmeria with GPS monitoring devices, certain services, and software to be used for offenders ordered into a corrections program by the Chilean courts. In exchange for the products and services provided by the Company, Gendarmeria shall make monthly payments, the sum of which shall be determined based on installation fees and the duration of use of individual units of equipment.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 19, 2017. During the three months ended March 31, 2018 there have been no material changes to the Company’s critical accounting policies.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. By their nature, these judgments are subject to an inherent degree of uncertainty. We assess the reasonableness of our estimates, including those related to bad debts, inventories, estimated useful lives, intangible assets, warranty obligations, product liability, revenue, legal matters and income taxes. We base our estimates on historical experience as well as available current information on a regular basis. Management uses this information to form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

Revenue

For the three months ended March 31, 2018, the Company recognized revenue from operations of $7,316,176 compared to $7,220,043 for the three months ended March 31, 2017, an increase of $96,133 or approximately 1%. The increase in revenue was principally the result of (i) growth of offender monitoring in Chile, and (ii) an increase in total growth of our North American monitoring operations driven by clients in Indiana and Virginia, offset by the loss of small domestic customers.

Other revenue for the three months ended March 31, 2018 decreased to $153,971 from $233,431 in the same period in 2017 largely due to lower sales of consumable items and lower licensing revenue. We will continue to focus on recurring subscription based opportunities as opposed to equipment sales.

Cost of Revenue

During the three months ended March 31, 2018, cost of revenue totaled $3,295,508 compared to cost of revenue during the three months ended March 31, 2017 of $3,169,879, an increase of $125,629 or approximately 4%. The increase in cost of revenue was largely the result of increases in device costs of $111,364, higher server costs of $61,757, and higher communication costs of $76,830, partially offset by lower monitoring costs of $103,883.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2018 and 2017 totaled $467,666 and $515,574, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the amortization periods are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended March 31, 2018, gross profit totaled $4,020,668, representing a decrease of $29,496 or less than 1% compared to the same period last year and resulting in a gross margin of approximately 55% compared to $4,050,164 or a gross margin of approximately 56% during the three months ended March 31, 2017. The decrease in gross margin is largely due to the higher costs of revenue mentioned above, as well as incentives given to certain customers for assistance with the evaluation of our new software platform.

General and Administrative Expense

During the three months ended March 31, 2018, general and administrative expense totaled $3,495,343 compared to $2,355,156 for the three months ended March 31, 2017. The increase of $1,140,187 or 48% in general and administrative costs resulted largely from an increase in non-cash stock-based compensation expense of $884,840, higher legal and professional fees of $170,672, higher wages and benefit costs of $146,318 and higher outside service costs of $161,602, partially offset by lower bad debt expense of $206,581.

Loss on Sale of Asset

During the three months ended March 31, 2017, we incurred a loss on the sale of non-core assets of $766,031 for which the Company received cash of $860,000.

Restructuring Costs

During the three months ended March 31, 2017, the Company recorded $4,070 of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees and moving costs. All costs related to the relocation were paid in the fiscal year ended September 30, 2017.

Selling and Marketing Expense

During the three months ended March 31, 2018, selling and marketing expense decreased to $518,993 compared to $624,210 for the three months ended March 31, 2017. The reduction in expense of $105,217, or approximately 17% is principally the result of lower wages and benefits of $50,795, lower professional fees of $32,749 and lower outside services of $9,118.

Research and Development Expense

During the three months ended March 31, 2018, research and development expense totaled $182,808 compared to $679,238 for the three months ended March 31, 2017, a decrease of $496,430 or approximately 73%. The decrease resulted largely from lower wages and benefits of $258,487 and lower outside service costs of $243,419. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $247,952 was capitalized as developed technology during the three months ended March 31, 2018 and $458,275 was capitalized in the three months ended March 31, 2017. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended March 31, 2018, depreciation and amortization expense totaled $539,537 compared to $633,273 for the three months ended March 31, 2017, a decrease of $93,736 or approximately 15% largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the three months ended March 31, 2018, total operating expense decreased to $4,736,680 compared to $5,061,978 for the three months ended March 31, 2017, a decrease of $325,298 or approximately 6%. The decrease was largely due to a loss on sale of an asset which occurred in 2017 of $766,031, lower selling and marketing expense of $105,217, lower research and development expense of $496,430 and lower depreciation and amortization expense of $93,736. These costs were partially offset by higher general and administrative expense of $1,140,187, largely made up of non-cash stock-based compensation.

Other Income (Expense)

For the three months ended March 31, 2018, other income (expense) totaled expense of $1,020,472 compared to expense of $564,584 for the three months ended March 31, 2017, an increase in net expense of $455,888 or approximately 81%. The increase in other income (expense) is due to income related to a stock payable adjustment with a related party in 2017 of $213,940 and negative currency exchange rate movements of $231,383, largely due to movement in the Canadian dollar.

Net Loss Attributable to Common Shareholders

The Company had net loss attributable to common shareholders of $1,736,485 for the three months ended March 31, 2018, compared to a net loss attributable to common shareholders of $1,585,497 for the three months ended March 31, 2017, an increase of $150,988 or 10%. This increase in net loss is largely due to an increase in stock-based compensation, higher legal and professional fees, higher outside service costs, higher wages and benefits and higher other expense, net. These amounts were offset by absence of restructuring costs, lower selling and marketing expense, lower research and development costs and lower depreciation and amortization.

Six Months Ended March 31, 2018, Compared to Six Months Ended March 31, 2017

Revenue

For the six months ended March 31, 2018, the Company recognized revenue from operations of $14,806,870, compared to $14,891,533 for the six months ended March 31, 2017, a decrease of $84,663 or less than 1%. Of this revenue, $14,513,010 and $14,419,889, respectively, were from monitoring and other related services, an increase of $93,121 or 1%. The decrease in revenue was principally the result of (i) a loss of a Caribbean customer whose contract ended in November 2016 and (ii) lower sales of consumable and non-monitoring revenue items, partially offset by (iii) growth of offender monitoring in Chile and (iv) an increase in total growth of our North American monitoring operations driven by clients in Indiana and Virginia.

Other revenue for the three months ended March 31, 2018 decreased to $293,860 from $471,644 in the same period in 2017 largely due to lower sales of consumable items and other non-monitoring revenue items. We are continuing to focus on recurring subscription based opportunities and not equipment sales.

Cost of Revenue

During the six months ended March 31, 2018, cost of revenue totaled $6,314,657 compared to cost of revenue during the six months ended March 31, 2017 of $7,297,435, a decrease of $982,778 or approximately 13%. The decrease in cost of revenue was largely the result of lower monitoring costs of $356,004, lower communication costs of $209,496, lower repair and maintenance costs by $325,943, lower customs expense of $201,062 and other incremental revenue related costs, partially offset by higher server costs of $128,376 and higher costs of lost and stolen devices of $88,325. During the six-month period ended March 31, 2017, we incurred one-time costs of $371,144, which is reflected in monitoring, products and other related services in the condensed consolidated income statement, that did not reoccur in the six months ended March 31, 2018. Excluding these one-time costs, cost of revenue for the six-months ended March 31, 2018 would have decreased $611,634, or approximately 9%, compared to the same period in 2017.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2018 and 2017 totaled $944,808 and $961,067, respectively. This $16,259 or approximately 2% decrease in costs represents a drop in the depreciation of ReliAlertTM and other monitoring devices. Devices are depreciated over a one to five year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses estimates for useful lives of assets for appropriateness.

Gross Profit and Margin

During the six months ended March 31, 2018, gross profit totaled $8,492,213, resulting in a gross margin of approximately 57%, compared to $7,594,098, or a gross margin of approximately 51% during the six months ended March 31, 2017. The increase in absolute gross profit of $898,115 or approximately 12% is due to lower costs of revenue. The increase in gross margin is due to the decrease in certain aspects of cost of revenue, including monitoring activity, communication costs, repairs and maintenance and the absence of one-time costs of $371,144 incurred in the prior year mentioned above.

General and Administrative Expense

During the six months ended March 31, 2018, general and administrative expense totaled $7,153,081 compared to $5,530,210 for the six months ended March 31, 2017. The increase of $1,622,871 or approximately 29% in general and administrative costs resulted largely from higher non-cash stock-based compensation of $1,447,056, legal and professional fees of $318,576, outside consulting of $133,114 and higher wages and benefits expense of $312,592, partially offset by a decrease in bad debt expense of $379,223, lower training and recruiting of $78,270, lower rent expense of $67,737 and lower repair and maintenance expense of $66,474.

Loss on Sale of Asset

During the six months ended March 31, 2017, we incurred a loss on the sale of non-core assets of $766,031 for which the Company received cash of $860,000.

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

Selling and Marketing Expense

During the six months ended March 31, 2018, selling and marketing expense totaled $928,730 compared to $1,213,978 for the six months ended March 31, 2017. The $285,248, or approximately 23% decrease resulted largely from lower outside service expense of $118,410, lower wages and benefits of $83,197, lower legal and professional fees of $32,749 and lower travel expense of $31,341.

Research and Development Expense

During the six months ended March 31, 2018, research and development expense totaled $346,754 compared to research and development expense for the six months ended March 31, 2017 totaling $1,167,416, a decrease of $820,662 or approximately 70%. The decrease is largely due lower wages and benefits of $461,683 and lower outside services of $356,215 as the Company begins to complete its new technology platform. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $502,851 was capitalized as developed technology during the six months ended March 31, 2018 and $1,028,368 was capitalized during the six months ended March 31, 2017. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the six months ended March 31, 2018, depreciation and amortization expense totaled $1,104,277 compared to $1,208,384 for the six months ended March 31, 2017. The $104,107, or approximately 9% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the six months ended March 31, 2018, total operating expense decreased to $9,532,842 compared to $10,456,419 for the six months ended March 31, 2017, a decrease of $923,577 or approximately 9%. The decrease was largely due to a loss on sale of an asset of $766,031 and restructuring costs of $570,400, which both occurred in 2017, and lower selling and marketing expense of $285,248, lower research and development expense of $820,882 and lower depreciation and amortization expense of $104,107. These costs were partially offset by higher general and administrative expense of $1,622,871, largely made up of non-cash stock-based compensation.

Other Income (Expense)

For the six months ended March 31, 2018, other income (expense) totaled expense of $1,738,447 compared to expense of $1,327,836 for the six months ended March 31, 2017. The increase of $410,611 in net other expense resulted primarily from income related to a stock payable adjustment with related party in 2017 of $213,940 and negative currency exchange rate movements of $170,013.

Net Loss Attributable to Common Shareholders

The Company had a net loss from continuing operations for the six months ended March 31, 2018 totaling $2,779,076 compared to a net loss of $4,199,256 for the six months ended March 31, 2017 representing, a decrease of $1,420,180 or approximately 34%. This decrease in net loss is largely due to lower cost of revenue, lower research and development costs, lower selling and marketing expenses, the absence of restructuring costs and loss on sale of assets which occurred in 2017, offset by higher general and administrative costs, largely stock-based compensation.

Liquidity and Capital Resources

Prior to the fiscal year ended September 30, 2017, the Company supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of March 31, 2018, excluding interest, $3.4 million was owed to Sapinda under the Sapinda Loan Agreement and $30.4 million was owed to Conrent under the Facility. No borrowings or sales of equity securities occurred during the six months ended March 31, 2018 or in the prior fiscal year.

On February 26, 2018, the Company proposed that the maturity date of the Facility Agreement be extended from July 31, 2018 to April 1, 2019. On April 26, 2018, the Noteholders approved the extension of the Facility Agreement from July 31, 2018 to April 1, 2019, subject to the satisfaction of certain conditions, which are currently under discussion by the Company and Conrent, and subject to the execution of an amendment to the Facility Agreement by both Conrent and the Company. Although no assurances can be given, management anticipates that the parties will execute such amendment prior to the maturity date of the Facility Agreement. See Footnote 16 to the Condensed Consolidated Financial Statements.

Net Cash Flows from Operating Activities.

During the six months ended March 31, 2018, we incurred a net loss of $2,779,076 and we had cash flows from operating activities of $1,773,944, compared to a net loss of $4,199,256 and cash flows from operating activities of $1,996,957 for the six months ended March 31, 2017. The decrease of cash from operations compared to the prior year period was largely the result of an increase in prepaid expenses, largely for an international performance bond and prepaid taxes and a decrease in accounts payable, partially offset by improved operating results.

Net Cash Flows from Investing Activities.

The Company used $1,121,825 of cash for investing activities during the six months ended March 31, 2018, compared to $1,513,322 of cash used during the six months ended March 31, 2017. Cash used for investing activities was used for significant enhancements of our software platform and used for purchases of monitoring and other equipment to meet demand during the six months ended March 31, 2018.

Net Cash Flows from Financing Activities.

The Company used $36,632 of cash for financing activities during the six months ended March 31, 2018, compared to $34,779 of cash used in financing activities during the six months ended March 31, 2017.

Liquidity, Working Capital and Management’s Plan

As of March 31, 2018, we had unrestricted cash of $2,661,829, compared to unrestricted cash of $2,027,321 as of September 30, 2017. As of March 31, 2018, we had a working capital deficit of $28,976,055, compared to a working capital deficit of $30,874,107 as of September 30, 2017. This decrease in working capital deficit is principally due to a transfer of a short-term bond from a long-term asset of $2,944,631, and cash provided by operations, partially offset by a decrease in cash due to additional capitalized software of $502,851, purchases of monitoring equipment of $494,254 and purchases of property and equipment of $124,720.

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. In addition, on April 26, 2018, the Noteholders approved the extension of the Facility Agreement from July 31, 2018 and April 1, 2019, subject to the satisfaction of certain conditions, which are currently under discussion by the Company and Conrent, and subject to the execution of an amendment to the Facility Agreement by both Conrent and the Company. Although no assurances can be given, management anticipates that the parties will execute such amendment prior to the maturity date of the Facility Agreement.  See Footnote 16 to the Condensed Consolidated Financial Statements.

The Company incurred a net loss of $2,779,076 and $4,199,256 for the six months ended March 31, 2018 and 2017, respectively. The Company may continue to incur losses until it is able to achieve a level of revenue adequate to support its cost structure. In addition, assuming the Company will successfully extend the maturity of the Facility Agreement discussed in Footnote 16 to the Condensed Consolidated Financial Statements, management has evaluated the significance of all conditions and determined that it will have adequate cash flow from operations to meet its operating obligations and provide for its working capital requirements for the next twelve months. However, in the event that we are unable to execute an amendment to the Facility Agreement resulting in an extension of the maturity date to April 2019, our available cash resources together with cash flow from operations will be inadequate to satisfy our working capital requirements. Management will therefore seek additional sources of capital, and may consider strategic or other transactions to continue as a going concern. No assurances can be given that we will be successful in either extending or restructuring our debt, raising additional debt or equity capital, or consummating a strategic or other transaction.

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

	Payments due in less than 1 year	Payments due in 1 – 3 years	Payments due in 3 – 5 years	Total
Operating leases	$302,498	$417,335	$36,754	$756,587

As of March 31, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases were $756,587. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company footprint extends to a few countries outside the United States, and we intend to continue to examine international opportunities. As a result, our revenue and results of operations are affected by fluctuations in currency exchange rates, interest rates, transfer pricing changes, taxes and other uncertainties inherent in doing business in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks

We had $5,263,868 and $5,124,913 in revenue from sources outside of the United States for the six months ended March 31, 2018 and 2017, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange of $276,120 and $106,107 in the six months ended March 31, 2018 and 2017, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2018.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by The Company’s counsel on April 15, 2017. Oral arguments took place on December 13, 2017 regarding a new statute which exempts providers of electronic pretrial release and monitoring services from civil liability for the criminal acts of the defendants it monitors. A ruling should be issued before the end of July 2018. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000, plus per annum interest. The Defendant’s initial Counterclaims were dismissed; however, the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Depositions have taken place for both parties. The discovery period is scheduled to end in the near future, after which counsel will prepare a motion for Summary Judgment. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018. The arbitrator requested legal briefings after the hearing which were submitted in March 2018. The Company awaits a decision from the arbitrator. The Company is confident it will be successful in the arbitration; however, the Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018. The court held an oral hearing on the Company’s motion for Summary Judgment on April 25, 2018. A ruling should be made within 30 days from the hearing. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. The Company filed a motion for Summary Judgment on January 24, 2018. The Plaintiff was granted additional time to conduct discovery. We believe the allegations and claims are unfounded and without merit. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. The Tribunal ruled the claims should be resolved in the Civil Court. Following that ruling the Supreme Court took action to resolve the conflicting precedent regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Counsel is studying the case to determine where the claim should be resolved.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts.” On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. A hearing on the Appeal is forthcoming. The Company expects the court to make a decision within three months of the hearing date. We believe the allegations are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017. The discovery period will tentatively end June 2018. Once discovery has ended the Company will file a dispositive motion.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed on December 19, 2017, including the risk that we may be unable to extend approximately $30.4 million of debt as of March 31, 2018, which debt matures on July 31, 2018. See Note 16 to the Condensed Consolidated Financial Statements. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 11, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

10.1+	Monitoring Services Agreement, dated January 18, 2018, by and between Track Group Chile SpA and Gendarmeria de Chile (filed herewith).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Track Group, Inc.

Date: May 11, 2018	By:	/s/ Derek Cassell
Derek Cassell Principal Executive Officer

Date: May 11, 2018	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)