Form 10-Q
period 2018-06-30
Track Group, Inc.
filed 2018-08-08
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

The number of shares outstanding of the registrant’s common stock as of August 1, 2018 was 11,401,650.

Track Group, Inc.
FORM 10-Q
For the Quarterly Period Ended June 30, 2018

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2018 (unaudited)	September 30, 2017
Current assets:
Cash	$5,210,145	$2,027,321
Accounts receivable, net of allowance for doubtful accounts of $3,588,084 and $3,268,095, respectively	5,071,783	5,438,564
Note receivable, current portion	234,733	234,733
Prepaid expense and other	1,231,318	854,122
Inventory, net of reserves of $26,934, respectively	420,114	261,810
Total current assets	12,168,093	8,816,550
Property and equipment, net of accumulated depreciation of $1,965,061 and $1,778,634, respectively	812,651	903,100
Monitoring equipment, net of accumulated depreciation of $5,361,281 and $4,906,925, respectively	3,168,377	3,493,012
Intangible assets, net of accumulated amortization of $11,442,820 and $9,839,032, respectively	23,366,983	24,718,655
Goodwill	8,027,882	8,226,714
Other assets	149,461	2,989,101
Total assets	$47,693,447	$49,147,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,192,246	2,769,835
Accrued liabilities	9,425,116	6,650,291
Current portion of long-term debt, net of discount of $18,581 and $185,811, respectively	30,426,686	30,270,531
Total current liabilities	42,044,048	39,690,657
Long-term debt, net of current portion	3,438,484	3,480,717
Total liabilities	45,482,532	43,171,374

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,401,650 and 10,480,984 shares outstanding, respectively	1,140	1,048
Additional paid-in capital	302,019,648	300,717,861
Accumulated deficit	(298,702,865)	(294,067,329)
Accumulated other comprehensive loss	(1,107,008)	(675,822)
Total equity	2,210,915	5,975,758
Total liabilities and stockholders’ equity	$47,693,447	$49,147,132

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Monitoring services	$7,549,779	$7,157,424	$22,062,789	$21,577,313
Other	129,196	193,930	423,056	665,574
Total revenue	7,678,975	7,351,354	22,485,845	22,242,887

Cost of revenue:
Monitoring, products & other related services	3,039,755	2,944,920	8,409,604	9,281,288
Depreciation & amortization	432,952	672,562	1,377,760	1,633,629
Total cost of revenue	3,472,707	3,617,482	9,787,364	10,914,917

Gross profit	4,206,268	3,733,872	12,698,481	11,327,970

Operating expense:
General & administrative	3,703,869	3,611,903	10,856,950	9,142,113
(Gain) loss on sale of asset	-	(2,500)	-	763,531
Restructuring costs	-	(1,265)	-	569,135
Selling & marketing	466,048	572,334	1,394,778	1,786,312
Research & development	254,060	292,938	600,814	1,460,354
Depreciation & amortization	520,639	535,892	1,624,916	1,744,276
Total operating expense	4,944,616	5,009,302	14,477,458	15,465,721
Loss from operations	(738,348)	(1,275,430)	(1,778,977)	(4,137,751)

Other income (expense):

Interest expense, net	(594,452)	(672,369)	(2,074,245)	(2,116,805)
Currency exchange rate gain (loss)	(166,586)	181,966	(442,706)	75,859
Gain on settlement of milestone payments	-	3,000,000	-	3,213,940
Other income, net	3,733	4,934	21,199	13,701
Total other income (expense)	(757,305)	2,514,531	(2,495,752)	1,186,695
Income (loss) before income taxes	(1,495,653)	1,239,101	(4,274,729)	(2,951,056)
Income tax expense	360,807	492,552	360,807	501,651
Net income (loss) attributable to common shareholders	(1,856,460)	746,549	(4,635,536)	(3,452,707)
Foreign currency translation adjustments	(861,637)	746,156	(431,186)	236,969
Comprehensive income (loss)	$(2,718,097)	$1,492,705	$(5,066,722)	$(3,215,738)
Basic and diluted income (loss) per common share	$(0.17)	$0.07	$(0.44)	$(0.33)
Weighted average common shares outstanding, basic and diluted	10,885,444	10,486,665	10,608,127	10,384,566

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,635,536)	$(3,452,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,002,676	3,377,905
Loss on monitoring equipment in cost of revenue	290,238	344,787
Bad debt expense	345,215	903,081
Amortization of debt discount	167,230	167,230
Stock based compensation	1,467,521	114,352
Vesting and re-pricing of stock options	-	790,314
Loss on sale of asset	-	763,531
Gain on settlement of milestone payments	-	(3,213,940)
Change in assets and liabilities:
Accounts receivable, net	(19,352)	243,597
Inventory	-	57,700
Prepaid expenses and other assets	2,388,345	(190,958)
Accounts payable	(564,889)	106,547
Accrued expenses	2,869,983	2,926,074
Net cash provided by operating activities	5,311,431	2,937,513

Cash flow from investing activities:
Purchase of property and equipment	(143,116)	(35,919)
Capitalized software	(802,560)	(1,933,390)
Purchase of monitoring equipment and parts	(1,128,484)	(1,305,070)
Proceeds from sale of assets	-	512,500
Net cash used in investing activities	(2,074,160)	(2,761,879)

Cash flow from financing activities:
Principal payments on notes payable	(47,579)	(50,773)
Net cash used in financing activities	(47,579)	(50,773)

Effect of exchange rate changes on cash	(6,868)	(816)

Net increase in cash	3,182,824	124,045
Cash, beginning of period	2,027,321	1,769,921
Cash, end of period	$5,210,145	$1,893,966

Cash paid for interest	$204,927	$18,504

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer between inventory and monitoring equipment	$187,056	$309,710

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2018, and results of its operations for the three and nine months ended June 30, 2018. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 19, 2017. The results of operations for the three and nine months ended June 30, 2018 may not be indicative of the results for the fiscal year ending September 30, 2018.

As of June 30, 2018 and 2017, the Company had an accumulated deficit of $298,702,865 and $292,794,210, respectively. The Company incurred a net loss of $4,635,536 and $3,452,707 for the nine months ended June 30, 2018 and 2017, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in the next twelve months. The Company’s successful development and transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and the restructuring of its existing debt agreement. Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the next twelve months.

(2)  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Track Group and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(3)  RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. During the three months ended June 30, 2018, there were no new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the guidance in “Revenue Recognition (Topic 605)” (“ASU 2014-09”) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company has evaluated the new standard and anticipates a change in the reporting of revenue as enhanced disclosures will be required. The Company does not anticipate a significant impact on our financial statements due to the nature of the Company’s revenue streams and revenue recognition policy.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at June 30, 2018.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of June 30, 2018 and 2017, there were 628,592 and 479,310 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and nine months ended June 30, 2018 and 2017, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2018 and 2017 consisted of the following:

	June 30,	June 30,
	2018	2017
Exercisable common stock options and warrants	628,592	479,310
Total common stock equivalents	628,592	479,310

At June 30, 2018 and June 30, 2017, all stock option and warrant exercise prices were above the market price of $1.00 and $2.18, respectively, and thus have not been included in the basic earnings per share calculation.

(8)  PREPAID EXPENSE AND OTHER

The carrying amounts reported in the balance sheets for prepaid expense and other current assets approximate their fair market value based on the short-term maturity of these items. As of June 30, 2018, and September 30, 2017, the outstanding balance of prepaid and other expense was $1,231,318 and $854,122, respectively. The $1,231,318 as of June 30, 2018 is comprised largely of a performance bond deposit, tax deposits, vendor deposits and other prepaid supplier expense. The increase in prepaid and other expense at June 30, 2018 was primarily due to an increase in a new performance bond, partially offset by lower vendor deposits.

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

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlertTM, Shadow, and other tracking devices. Completed and shipped ReliAlertTM and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2018 and September 30, 2017, respectively, inventory consisted of the following:

	June 30,	September 30
	2018	2017
Finished goods inventory	$447,048	$288,744
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$420,114	$261,810

(10)  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at June 30, 2018 and September 30, 2017, respectively:

	June 30, 2018	September 30, 2017
Equipment, software and tooling	$1,063,749	$1,028,081
Automobiles	39,685	52,230
Leasehold improvements	1,370,929	1,307,802
Furniture and fixtures	303,349	293,621
Total property and equipment before accumulated depreciation	2,777,712	2,681,734
Accumulated depreciation	(1,965,061)	(1,778,634)
Property and equipment, net of accumulated depreciation	$812,651	$903,100

Property and equipment depreciation expense for the three months ended June 30, 2018 and 2017 was $73,245 and $70,760, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2018 and 2017 was $275,127 and $248,348, respectively.

(11)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of one to five years. Monitoring equipment as of June 30, 2018 and September 30, 2017 was as follows:

	June 30, 2018	September 30, 2017
Monitoring equipment	$8,529,658	$8,399,937
Less: accumulated depreciation	(5,361,281)	(4,906,925)
Monitoring equipment, net of accumulated depreciation	$3,168,377	$3,493,012

Depreciation of monitoring equipment for the three months ended June 30, 2018 and 2017 was $309,021 and $560,062, respectively. Depreciation of monitoring equipment for the nine months ended June 30, 2018 and 2017 was $1,005,541 and $1,296,129, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended June 30, 2018 and June 30, 2017, the Company recorded charges of $67,124 and $232,514, respectively, for devices that were lost, stolen, damaged or otherwise impaired. During the nine months ended June 30, 2018 and June 30, 2017, the Company recorded charges of $290,238 and $344,787, respectively, for devices that were lost, stolen, damaged or otherwise impaired. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

As part of a loss on sale of assets, the Company disposed of $771,567 of monitoring equipment and $361,463 of related accumulated depreciation in the three and nine month periods ended June 30, 2017, respectively.

(12)  INTANGIBLE ASSETS

The following table summarizes intangible assets at June 30, 2018 and September 30, 2017, respectively:

	June 30, 2018	September 30, 2017
Other intangible assets:
Patent & royalty agreements	21,170,565	21,170,565
Developed technology	11,377,167	11,116,738
Customer relationships	1,860,000	1,860,000
Trade name	323,870	332,183
Website	78,201	78,201
Total intangible assets	34,809,803	34,557,687
Accumulated amortization	(11,442,820)	(9,839,032)
Intangible assets, net	$23,366,983	$24,718,655

The intangible assets summarized above were purchased or developed on various dates from January 2010 through June 2018. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended June 30, 2018 and 2017 was $571,325 and $577,632, respectively. Amortization expense for the nine months ended June 30, 2018 and 2017 was $1,722,008 and $1,833,428, respectively.

(13)  GOODWILL

The following table summarizes the activity of goodwill at June 30, 2018 and September 30, 2017, respectively:

	June 30,	September 30,
	2018	2017
Balance - beginning of period	$8,226,714	$7,955,876
Effect of foreign currency translation on goodwill	(198,832)	270,838
Balance - end of period	$8,027,882	$8,226,714

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2018.

(14)  OTHER ASSETS

As of June 30, 2018 and September 30, 2017, the outstanding balance of other assets was $149,461 and $2,989,101 respectively. The decrease was primarily due to a cash collateralized performance bond for an international customer that was repaid in the third fiscal quarter.

(15)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Accrued payroll, taxes and employee benefits	$1,720,224	$943,066
Deferred revenue	236,458	43,333
Accrued taxes - foreign and domestic	74,125	529,926
Accrued settlement costs	-	200,000
Accrued board of directors fees	-	125,000
Accrued other expense	294,128	142,390
Accrued legal costs	220,073	116,824
Accrued cellular costs	49,500	81,100
Accrued costs of revenue	590,969	141,884
Accrued bond guarantee	158,907	23,548
Accrued interest	6,080,732	4,303,220
Total accrued liabilities	$9,425,116	$6,650,291

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

On March 13, 2017 (the “Execution Date”), the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement (“Amendment Number One”). Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% interest, and forgives the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provides that all failure to fund penalties (“Lender Penalties”) accrued under the Sapinda Loan Agreement through the Execution Date are forgiven. Per Amendment Number One, Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $456,000 at June 30, 2018, under Section 6.3 of the Sapinda Loan Agreement, as amended. The Company did not draw on this line of credit, nor did the Company pay any interest during the nine months ended June 30, 2018. The undrawn balance of this line of credit at June 30, 2018 was $1,600,356.

Debt obligations as of June 30, 2018 and September 30, 2017, respectively, are comprised of the following:

	June 30, 2018	September 30, 2017

Unsecured facility agreement with Conrent S.A. whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on April 1, 2019. A $1.2 million origination fee was paid and recorded as a debt discount and is being amortized as interest expense over the term of the loan. As of June 30, 2018, the remaining debt discount was $18,581. The Company did not pay interest on this loan during the nine months ended June 30, 2018. See Note 22.	$30,381,419	$30,214,189

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	75,023	123,393

Capital lease with effective interest rate of 12%. Lease matures August 15, 2019.	9,084	14,022

Total debt obligations	33,865,170	33,751,248
Less current portion	(30,426,686)	(30,270,531)
Long-term debt, net of current portion	$3,438,484	$3,480,717

The following table summarizes future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2018:
Twelve-month period ended	Total

June 30, 2019	$30,445,267
June 30, 2020	38,840
June 30, 2021	3,399,644
Thereafter	-
Debt discount	(18,581)
Total	$33,865,170

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

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extends the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminates the requirement that the Company pay Sapinda the 3% interest, and forgives the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provides that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date are forgiven. Per Amendment Number One, Lender Penalties shall begin to accrue again provided Sapinda has not funded the amount of $1.5 million on or before March 31, 2017. In breach of Amendment Number One, Sapinda failed to fund the $1.5 million by March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $456,000 at June 30, 2018, under Section 6.3 of the Sapinda Loan Agreement, as amended, and the Company intends to offset Lender Penalties against future payments due. We did not draw on this line of credit, nor did we pay any interest during the nine months ended June 30, 2018. The undrawn balance of this line of credit at June 30, 2018 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	June 30, 2018	Sept. 30, 2017

Related party loan with an interest rate of 8% per annum for borrowed funds. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

As of December 27, 2017 Sapinda was no longer a related party, as 4,871,745 or 46.5% of the Company’s common shares owned by Sapinda were delivered to an unrelated entity.

(18)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share. On April 16, 2018, the Company issued 7,840 shares from the 2012 Equity Compensation Plan (the “2012 Plan”) to a member of the executive team, valued at $31,360. On April 27, 2018, the Board of Directors approved the issuance of 931,377 shares of common stock outside of the 2012 Plan. On May 1, 2018, the Company issued the approved shares, valued at $1,273,503, to Directors and certain executives for their services.

In addition, the Company issued 30,797 warrants to a member of the Company’s Board of Directors in exchange for 18,551 shares of common stock the director previously received for services provided during the period of October 2016 to June 2017, which shares were thereby cancelled in the nine-month period ended June 30, 2018.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of June 30, 2018, there were no shares of preferred stock outstanding.

(19)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, the shareholders approved the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. Warrants for Board members vest immediately and warrants issued to employees vest annually over either a two or three-year period after the grant date.

As of June 30, 2018, 27,218 shares of common stock were available for future grants under the 2012 Plan.

All Options and Warrants

On November 30, 2017, the Board of Directors unanimously approved the adjustment of the exercise price of 605,678 unexercised warrants, with original exercise prices ranging from $1.81 to $19.46, issued under the 2012 Plan to $1.24, resulting in incremental stock-based compensation of $149,088, which was expensed in the nine-month period ending June 30, 2018.

On January 26, 2018, the Board of Directors unanimously approved the adjustment of the exercise price of 65,617 unexercised warrants held by a member of the Company’s Board of Directors whose unexercised warrants were not repriced along with those that were adjusted on November 30, 2017, with original exercise prices ranging from $1.43 to $7.20, issued under the 2012 Plan to $1.15, resulting in incremental stock-based compensation of $12,530, which was expensed in the nine-month period ending June 30, 2018.

The Company issued 30,797 warrants to a member of the Company’s Board of Directors in exchange for 18,551 shares of common stock the director previously received for services provided during the period of October 2016 to June 2017, which shares were thereby cancelled in the nine-month period ended June 30, 2018. In addition, the Company issued 54,792 restricted warrants outside of the 2012 Plan for Board of Director services rendered in the first six months of fiscal year 2018.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2018 and 2017, the Company granted 0 and 137,268 options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $151,136 and $154,679 for the nine months ended June 30, 2018 and 2017, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for nine months ended June 30, 2018 were valued using the Black-Scholes model with the following weighted-average assumptions:

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

A summary of stock option (warrant) activity for the nine months ended June 30, 2018 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2017	600,842	$8.51	4.90 years	$-
Granted	85,589	$1.13
Expired/Cancelled	(1,172)	$(19.29)
Exercised	-	$-
Outstanding as of June 30, 2018	685,259	$1.56	4.15 years	$-
Exercisable as of June 30, 2018	628,592	$1.59	4.20 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $1.00 at June 30, 2018.

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

For the nine months ended June 30, 2018 and 2017, the Company incurred a net loss for income tax purposes of $4,635,536 and $3,452,707, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issue remains, reversing the Summary Judgment and remanding the case back to trial. The five day trial will take place in September 2018 before which a court ordered mediation session will be conducted. The Company has filed a motion for Partial Summary Judgment, to be heard on September 5, 2018, to limit the Plaintiff’s damages to the value of RMDX stock as of December 15, 2007. The Company has issued a settlement offer to Plaintiff.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by the Company’s counsel on April 15, 2017. In May the Court of Appeals reversed the trial court decision and granted the Company’s Motion to Dismiss the Plaintiff’s claims. Plaintiff has filed a petition to have the case heard in Supreme Court. On June 27, 2018, Counsel filed a response to the petition. The court will rule on the petition at the end of October 2018. We believe the claims are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

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

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018. The arbitrator requested legal briefings after the hearing which were submitted in March 2018. Final briefs were submitted to the arbitrator on May 30, 2018. The arbitrator has ruled that ICS owes the Company $689,000. The Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018. At a hearing on April 25, 2018, the court dismissed Mr. Merrill’s claims related to an oral look-back agreement and a separation agreement. The court has not ruled on Mr. Merrill’s remaining claims related to his employment agreement. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. The Company filed a motion for Summary Judgment on January 24, 2018. Mr. Johnson was granted additional time to conduct discovery. We believe the allegations and claims are unfounded and without merit. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. The Tribunal ruled the claims should be resolved in the Civil Court. Following that ruling the Supreme Court took action to resolve the conflicting precedent regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Counsel will file an action for annulment before the Federal Administrative Tribunal.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts.” On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. The court of Appeals has rejected the Plaintiff’s claim and determined that there is no evidence of the existence of a service agreement between the parties and the fees claimed by the Plaintiff. Plaintiff did not file an appeal before the Chilean Supreme Court before the appeal period expired. Therefore, the rejection by the Appeals Court of the Plaintiff’s claims against the Company are final.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017. At this time, the parties are attempting to resolve the matter.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn out after it sold and leased a sufficient number of GPS devices to meet the earn-out milestone. In the alternative, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of Contingent Stock under the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. The Company believes that the probability of incurring a material loss is remote.

Erick Cerda v. Track Group, Inc. On July 25, 2018, Erick Cerda, a former employee, filed a complaint before the Northern District Court of Illinois, alleging certain violations, including 42 U.S.C. Sec. 2000e, and seeking unspecified damages and a declaratory judgment against the Company. The Company believes the allegations are unfounded and without merit, and is seeking the advice of counsel.

 (22)  SUBSEQUENT EVENTS

On July 19, 2018 the Company and Conrent Invest S.A., acting on behalf of its compartment, Safety 2 (“Conrent”), amended the facility agreement originally entered into by and between the parties on December 30, 2013 (the “Amended Facility Agreement”), which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective July 19, 2018, the Amended Facility Agreement (i) extends the maturity date to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable.

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

ReliAlertTM and Shadow.  Our tracking devices utilize patented technology and are securely attached around an offender’s ankle with a tamper resistant strap that cannot be adjusted or removed without detection, unless by a supervising officer, and which are activated through services provided by our monitoring centers. The ReliAlertTM and Shadow units are intelligent devices with integrated computer circuitry, utilizing both GPS and RF, and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing. The ReliAlertTM platform also incorporates voice communication technology that provides officers with 24/7/365 voice communication with the offenders. Both devices are FCC, CE and PTCRB certified and protected by numerous patents and trademarks.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 19, 2017. During the nine months ended June 30, 2018 there have been no material changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

Revenue

For the three months ended June 30, 2018, the Company recognized revenue from operations of $7,678,975 compared to $7,351,354 for the three months ended June 30, 2017, an increase of $327,621 or approximately 4%. The increase in revenue was principally the result of (i) growth of offender monitoring in Chile and (ii) an increase in total growth of our North American monitoring operations driven by clients in Puerto Rico, Indiana, Virginia and Michigan.

Other revenue for the three months ended June 30, 2018 decreased to $129,196 from $193,930 in the same period in 2017 largely due to lower sales of consumable items and lower licensing revenue. We will continue to focus on recurring subscription based opportunities as opposed to equipment sales.

Cost of Revenue

During the three months ended June 30, 2018, cost of revenue totaled $3,472,707 compared to cost of revenue during the three months ended June 30, 2017 of $3,617,482, a decrease of $144,775 or approximately 4%. The decrease in cost of revenue was largely the result of a decrease in depreciation and amortization of $239,610 due to accelerated depreciation for devices during the three months ended June 30, 2017, lower costs related to lost, stolen, damaged or impaired items of $165,390, partially offset by higher monitoring costs of $128,412 and higher device repair costs of $111,927.

Gross Profit and Margin

During the three months ended June 30, 2018, gross profit totaled $4,206,268, representing an increase of $472,396 or approximately 13% compared to the same period last year and resulting in a gross margin of approximately 55% compared to $3,733,872 or a gross margin of approximately 51% during the three months ended June 30, 2017. The increase in gross profit is largely due to increased revenue by both existing and new customers and the lower costs of revenue indicated above.

General and Administrative Expense

During the three months ended June 30, 2018, general and administrative expense totaled $3,703,869 compared to $3,611,903 for the three months ended June 30, 2017. The increase of $91,966 or approximately 3% in general and administrative costs resulted largely from an increase in wages and benefits of $263,711, higher legal and professional fees of $284,362, higher business taxes of $325,760, higher outside service costs of $45,097, and higher repairs and maintenance of $30,944, partially offset by lower non-cash stock-based compensation expense and lower bad debt expense which totaled $874,973.

Gain on Sale of Asset

During the three months ended June 30, 2017, we incurred a gain on the sale of fixed assets of $2,500.

Restructuring Costs

During the three months ended June 30, 2017, the Company recorded a $1,265 reduction of costs related to the relocation of our headquarters from Salt Lake City, Utah to our existing Chicagoland office. These costs include the transfer of our own monitoring center activities to a highly-specialized third party, severance pay related to a reduction of approximately 65 monitoring center employees, as well as other support employees, and moving costs. All costs related to the relocation were paid in the fiscal year ended September 30, 2017.

Selling and Marketing Expense

During the three months ended June 30, 2018, selling and marketing expense decreased to $466,048 compared to $572,334 for the three months ended June 30, 2017. The reduction in expense of $106,286, or approximately 19% is principally the result of lower wages and benefits of $102,305 and lower outside service expense of $10,561.

Research and Development Expense

During the three months ended June 30, 2018, research and development expense totaled $254,060 compared to $292,938 for the three months ended June 30, 2017, a decrease of $38,878 or approximately 13%. The decrease resulted largely from lower wages and benefits of $104,562 and lower outside service costs of $16,550. These amounts were partially offset by a capitalization of outside services in 2017 of $83,620. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $299,709 was capitalized as developed technology during the three months ended June 30, 2018, and $905,022 was capitalized in the three months ended June 30, 2017. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended June 30, 2018, depreciation and amortization expense totaled $520,639 compared to $535,892 for the three months ended June 30, 2017, a decrease of $15,253 or approximately 3%, which was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the three months ended June 30, 2018, total operating expense decreased to $4,944,616 compared to $5,009,302 for the three months ended June 30, 2017, a decrease of $64,686 or approximately 1%. The decrease was largely due to lower research and development expense of $38,878, lower selling and marketing expense of $106,286, and lower depreciation and amortization expense of $15,253. These costs were partially offset by higher general and administrative expense of $91,966.

Other Income (Expense)

For the three months ended June 30, 2018, other income (expense) totaled expense of ($757,305) compared to other income of $2,514,531 for the three months ended June 30, 2017, a decrease of $3,271,836. The decrease is largely due to a stock payable adjustment with a related party in 2017 of $3,000,000 and negative currency exchange rate movements of $358,552, largely due to movement in the Canadian dollar. The $3,000,000 stock payable adjustment was due to a milestone measurement period which ended April 1, 2017 in which no contingent shares were earned.

Net Loss Attributable to Common Shareholders

The Company had net loss attributable to common shareholders of $1,856,460 for the three months ended June 30, 2018, compared to net income attributable to common shareholders of $746,549 for the three months ended June 30, 2017, an increase in net loss of $2,603,009. This increase in net loss is largely due to the 2017 stock payable adjustment of $3,000,000 recorded in 2017, higher currency exchange expense of $348,552 and higher general and administrative expense of $91,966. These amounts were offset by higher gross profit, lower selling and marketing expense, lower research and development costs, lower income tax expense and lower depreciation and amortization.

Nine Months Ended June 30, 2018, Compared to Nine Months Ended June 30, 2017

Revenue

For the nine months ended June 30, 2018, the Company recognized revenue from operations of $22,485,845, compared to $22,242,887 for the nine months ended June 30, 2017, an increase of $242,958 or approximately 1%. Of this revenue, $22,062,789 and $21,577,313, respectively, were from monitoring and other related services, an increase of $485,476 or approximately 2%. The increase in revenue was principally the result of (i) growth of offender monitoring in Chile, and (ii) an increase in total growth of our North American monitoring operations driven by clients in Puerto Rico, Indiana, Virginia and Michigan.

Other revenue for the three months ended June 30, 2018 decreased to $423,056 from $665,574 in the same period in 2017 largely due to lower sales of consumable items and other non-monitoring revenue items. We are continuing to focus on recurring subscription based opportunities and not equipment sales.

Cost of Revenue

During the nine months ended June 30, 2018, cost of revenue totaled $9,787,364 compared to cost of revenue during the nine months ended June 30, 2017 of $10,914,917, a decrease of $1,127,553 or approximately 10%. The decrease in cost of revenue was largely the result of lower communication costs of $213,224, lower repair and maintenance costs of $214,015, lower customs expense of $194,905, lower costs of lost and stolen devices of $211,009 and lower depreciation and amortization of $255,869 due to accelerated depreciation for devices during the nine-month period ended June 30, 2017. In addition, during the nine-month period ended June 30, 2017, we incurred one-time costs of $371,144, which is reflected in monitoring, products and other related services in the condensed consolidated income statement, that did not reoccur in the nine months ended June 30, 2018. Excluding these one-time costs, cost of revenue for the nine-months ended June 30, 2018 would have decreased $756,409, or approximately 7%, compared to the same period in 2017.

Gross Profit and Margin

During the nine months ended June 30, 2018, gross profit totaled $12,698,481, resulting in a gross margin of approximately 56%, compared to $11,327,970, or a gross margin of approximately 51% during the nine months ended June 30, 2017. The increase in absolute gross profit of $1,370,511 or approximately 12% is due to higher revenue and lower cost of revenue. The increase in gross margin is due to the decrease in certain aspects of cost of revenue, including communication costs, repairs and maintenance, customs expense, lost and stolen devices and the absence of one-time costs of $371,144 incurred in the prior year indicated above.

General and Administrative Expense

During the nine months ended June 30, 2018, general and administrative expense totaled $10,856,950 compared to $9,142,113 for the nine months ended June 30, 2017. The increase of $1,714,837 or approximately 19% in general and administrative costs resulted largely from higher non-cash stock-based compensation of $750,725, higher legal and professional fees of $602,938, higher outside service costs of $191,113, higher business taxes of $305,004 and higher wages and benefits of $578,708, partially offset by a decrease in bad debt expense of $557,866, lower training and recruiting of $75,247 and lower telecommunication expense of $78,231.

Loss on Sale of Assets

During the nine months ended June 30, 2017, we incurred a loss on the sale of non-core assets of $763,531 for which the Company received cash of $860,000.

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

Selling and Marketing Expense

During the nine months ended June 30, 2018, selling and marketing expense totaled $1,394,778 compared to $1,786,312 for the nine months ended June 30, 2017. The $391,534, or approximately 22% decrease resulted largely from lower wages and benefits of $184,308, lower outside service and consulting expenses of $132,031, and lower travel expense of $53,126.

Research and Development Expense

During the nine months ended June 30, 2018, research and development expense totaled $600,814 compared to research and development expense for the nine months ended June 30, 2017 totaling $1,460,354, a decrease of $859,540 or approximately 59%. The decrease is largely due to lower wages and benefits of $566,245 and lower outside service and consulting expense of $289,141 as the Company is completing its new technology platform. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $802,560 was capitalized as developed technology during the nine months ended June 30, 2018, and $1,933,390 was capitalized during the nine months ended June 30, 2017. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the nine months ended June 30, 2018, depreciation and amortization expense totaled $1,624,916 compared to $1,744,276 for the nine months ended June 30, 2017. The $119,360, or approximately 7% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the nine months ended June 30, 2018, total operating expense decreased to $14,477,458 compared to $15,465,721 for the nine months ended June 30, 2017, a decrease of $988,263 or approximately 6%. The decrease was largely due to a loss on sale of an assets of $763,531 and restructuring costs of $569,135, which both occurred in the nine month period ended June 30, 2017, and lower research and development expense of $859,540, lower selling and marketing expense of $391,534 and lower depreciation and amortization expense of $119,360. These costs were partially offset by higher general and administrative expense of $1,714,837.

Other Income (Expense)

For the nine months ended June 30, 2018, other income (expense) totaled expense of $2,495,752 compared to income of $1,186,695 for the nine months ended June 30, 2017. The increase of $3,682,447 in net other expense resulted primarily from income related to a stock payable adjustment with related parties in 2017 of $3,213,940 and negative currency exchange rate movements of $518,565.

Net Loss Attributable to Common Shareholders

The Company had a net loss from continuing operations for the nine months ended June 30, 2018 totaling $4,635,536 compared to a net loss of $3,452,707 for the nine months ended June 30, 2017, representing an increase of $1,182,829 or approximately 34%. This increase in net loss is largely due to other income from a stock payable adjustment with related parties in 2017, higher gross margin, lower research and development costs, lower selling and marketing expense, the absence of restructuring costs and loss on sale of assets which occurred in 2017, offset by higher general and administrative costs.

Liquidity and Capital Resources

Prior to the fiscal year ended September 30, 2017, the Company supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of June 30, 2018, excluding interest, $3.4 million was owed to Sapinda under the Sapinda Loan Agreement and $30.4 million was owed to Conrent under the Company’s unsecured debt facility with Conrent (the “Facility”). No borrowings or sales of equity securities occurred during the three or nine months ended June 30, 2018 or in the prior fiscal year.

Subsequent to the end of the quarter, on July 19, 2018, the Company and Conrent amended the Facility (the “Amended Facility Agreement”), which Amended Facility Agreement (i) extends the maturity date of the Facility to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable.

Net Cash Flows from Operating Activities.

During the nine months ended June 30, 2018, we incurred a net loss of $4,635,536 and we had cash flows from operating activities of $5,311,431, compared to a net loss of $3,452,707 and cash flows from operating activities of $2,937,513 for the nine months ended June 30, 2017. The increase of cash from operations compared to the prior year period was largely the result of a decrease in other assets, largely from a repayment of an international performance bond and improved operating results, partially offset by two new international performance bonds in 2018 and a decrease in accounts payable.

Net Cash Flows from Investing Activities.

The Company used $2,074,160 of cash for investing activities during the nine months ended June 30, 2018, compared to $2,761,879 of cash used during the nine months ended June 30, 2017. Cash used for investing activities was used for significant enhancements of our software platform and used for purchases of monitoring and other equipment to meet demand during the nine months ended June 30, 2018. The Company received $512,500 from the sale of assets in 2017.

Net Cash Flows from Financing Activities.

The Company used $47,579 of cash for financing activities during the nine months ended June 30, 2018, compared to $50,773 of cash used in financing activities during the nine months ended June 30, 2017.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2018, we had unrestricted cash of $5,210,145, compared to unrestricted cash of $2,027,321 as of September 30, 2017. As of June 30, 2018, we had a working capital deficit of $29,875,955, compared to a working capital deficit of $30,874,107 as of September 30, 2017. This decrease in working capital deficit of $998,152 is principally due to the repayment of a short-term bond from a long-term asset of $2,944,631, and cash provided by operations, partially offset by a decrease in cash due to additional capitalized software of $802,560, purchases of monitoring equipment of $1,128,484 and purchases of property and equipment of $143,116.

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. In addition, on July 19, 2018 the Company and Conrent executed the Amended Facility Agreement to extend the maturity of the $30.4 million Facility from July 31, 2018 to April 1, 2019.

The Company incurred a net loss of $4,635,536 and $3,452,707 for the nine months ended June 30, 2018 and 2017, respectively. The Company may continue to incur losses until it is able to achieve a level of revenue adequate to support its cost structure. On July 19, 2018, the Company amended the Facility to extend the maturity of all amounts due under the Facility until April 1, 2019. Management has evaluated the significance of all conditions, as well as other actions taken, and determined that it will have adequate cash flow from operations to meet its operating obligations and provide for its working capital requirements for the next twelve months. Management will continue to seek additional sources of capital, and may consider strategic or other transactions to continue as a going concern. No assurances can be given that we will be successful in either restructuring our debt, raising additional debt or equity capital, or consummating a strategic or other transaction.

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

	Payments due in less than 1 year	Payments due in 1 – 3 years	Payments due in 3 – 5 years	Total
Operating leases	$269,076	$304,057	$102,625	$675,758

As of June 30, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases were $675,758. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

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

Foreign Currency Risks

We had $8,080,688 and $7,559,990 in revenue from sources outside of the United States for the nine months ended June 30, 2018 and 2017, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange expense of $442,706 and gain of $75,859 in the nine months ended June 30, 2018 and 2017, respectively, and recorded a foreign currency translation adjustment loss of $431,186 and a gain of $236,969 during the nine months ended June 30, 2018 and 2017, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2018.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issue remains, reversing the Summary Judgment and remanding the case back to trial. The five day trial will take place in September 2018 before which a court ordered mediation session will be conducted. The Company has filed a motion for Partial Summary Judgment, to be heard on September 5, 2018, to limit the Plaintiff’s damages to the value of RMDX stock as of December 15, 2007. The Company has issued a settlement offer to Plaintiff.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by the Company’s counsel on April 15, 2017. In May the Court of Appeals reversed the trial court decision and granted the Company’s Motion to Dismiss the Plaintiff’s claims. Plaintiff has filed a petition to have the case heard in Supreme Court. On June 27, 2018, Counsel filed a response to the petition. The court will rule on the petition at the end of October 2018. We believe the claims are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

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

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018. The arbitrator requested legal briefings after the hearing which were submitted in March 2018. Final briefs were submitted to the arbitrator on May 30, 2018. The arbitrator has ruled that ICS owes the Company $689,000. The Company may encounter problems enforcing a successful arbitration award in the foreign jurisdiction where ICS resides.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018. At a hearing on April 25, 2018, the court dismissed Mr. Merrill’s claims related to an oral look-back agreement and a separation agreement. The court has not ruled on Mr. Merrill’s remaining claims related to his employment agreement. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleges damages of at least $250,000. The Company filed a motion for Summary Judgment on January 24, 2018. Mr. Johnson was granted additional time to conduct discovery. We believe the allegations and claims are unfounded and without merit. We will defend the case vigorously and believe the probability of incurring a material loss to be remote.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. The Tribunal ruled the claims should be resolved in the Civil Court. Following that ruling the Supreme Court took action to resolve the conflicting precedent regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Counsel will file an action for annulment before the Federal Administrative Tribunal.

Inversiones Tecnologicas SpA v. Track Group Chile SpA. On October 10, 2014, Inversiones Tecnologicas SpA (a.k.a. Position) filed a complaint before the Civil Court of Santiago, in order to collect $1.0 million of fees for alleged services rendered with occasion of the public tender for the adjudication of the contract ID 634-66-LP13 labeled “Telematics Surveillance of Convicts.” On April 13, 2017, the Court issued its decision, rejecting the Plaintiff’s claim, under the consideration that insufficient evidence of a service agreement between Track Group Chile SpA (formerly Secure Alert Chile SpA) and Inversiones Tecnologicas SpA, was submitted to the Court. Moreover, the fact that Secure Alert Chile SpA was incorporated after the facts on which the lawsuit is based, led to the complete dismissal of the claim. Position filed an appeal on May 4, 2017. The court of Appeals has rejected the Plaintiff’s claim and determined that there is no evidence of the existence of a service agreement between the parties and the fees claimed by the Plaintiff. Plaintiff did not file an appeal before the Chilean Supreme Court before the appeal period expired. Therefore, the rejection by the Appeals Court of the Plaintiff’s claims against the Company are final.

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence. Plaintiff is requesting damages of no less than $2.0 million. The Company’s Answer and Appearance were filed August 13, 2017.  At this time, the parties are attempting to resolve the matter.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement ("SPA") between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn out after it sold and leased a sufficient number of GPS devices to meet the earn-out milestone. In the alternative, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of Contingent Stock under the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. The Company believes that the probability of incurring a material loss is remote.

Erick Cerda v. Track Group, Inc. On July 25, 2018, Erick Cerda, a former employee, filed a complaint before the Northern District Court of Illinois, alleging certain violations, including 42 U.S.C. Sec. 2000e, and seeking unspecified damages and a declaratory judgment against the Company. The Company believes the allegations are unfounded and without merit, and is seeking the advice of counsel.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed on December 19, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 8, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Track Group, Inc.

Date: August 8, 2018	By:	/s/ Derek Cassell
Derek Cassell Principal Executive Officer

Date: August 8, 2018	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)