Form 10-K
period 2018-09-30
Track Group, Inc.
filed 2018-12-19
CIK 1045942

      UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2018 was $3.1 million. As of December 17, 2018, there were 11,401,650 shares of Common Stock issued and outstanding.

 Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended September 30, 2018, pursuant to Regulation 14A.

-i-

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to the factors discussed under the section of this Annual Report entitled “Risk Factors.”

PART I

Item 1.       Business

Track Group, Inc., a Delaware corporation since 2016 and previously incorporated in 1995 as a Utah corporation, has its principal place of business at 200 E. 5th Avenue Suite 100, Naperville, Illinois 60563. Our telephone number is (877) 260-2010. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 per share (“Common Stock”), is currently listed for quotation on the OTCQX Premier Marketplace (“OTCQX”) under the symbol “TRCK.” Unless specified otherwise, as used in this Annual Report, “we,” “us,” “our,” “Track Group” or the “Company” refer to Track Group, Inc. and its subsidiaries.

Company Background

The Company designs, manufactures, and markets location tracking devices and develops and sells a variety of related software, services, accessories, networking solutions, and monitoring applications. Our products and services include a full-range of one-piece GPS tracking devices, a device-agnostic operating system, a portfolio of software applications including smartphone, alcohol and predictive analytics, and a variety of accessory, service and support offerings. Our products and services are currently available worldwide and are sold through our direct sales force, as well as through value-added resellers. The Company sells to government customers on federal, state and local levels in the U.S. and to members of the Ministry of Justice (MOJ) internationally. Track Group’s device-agnostic platform and expanded portfolio of integrated and complimentary monitoring-related services help reduce risk and make the administration of justice better, faster, and less expensive for taxpayers. As of September 30, 2018, the Company’s products and platform were used to monitor over 34,000 individuals globally.

Business Strategy

We are committed to helping our customers improve offender rehabilitation and re-socialization outcomes through our innovative hardware, software, and services. We treat our business as a service business. Although we still manufacture patented tracking technology, we see the physical goods as only a small part of the integrated offender monitoring solutions we provide. Accordingly, rather than receiving a payment just for a piece of manufactured equipment, the Company receives a recurring stream of revenue for ongoing device agnostic subscription contracts. As part of our strategy, we continue to expand our device-agnostic platform to not only collect, but also store, analyze, assess and correlate location data for both accountability and auditing reasons, as well as to use for predictive analytics and assessment of effective and emerging techniques in criminal behavior and rehabilitation. We believe a high-quality customer experience with knowledgeable salespersons who can convey the value of our products and services greatly enhances our ability to attract and retain customers. Therefore, our strategy also includes building and expanding our own direct sales force and our third-party distribution network to effectively reach more customers and provide them with a world-class sales and post-sales support experience. In addition, we are developing related-service offerings to address adjacent market opportunities in both the public and private sectors. We believe continual investment in research and development (“R&D”), including smartphone applications and other monitoring services is critical to the development and sale of innovative technologies and integrated solutions today and in the future.

Recent Developments

Contract with the Gendarmeria de Chile

On January 25, 2018, the Company entered into a Monitoring Services Agreement (the “Gendarmeria Agreement”) with Gendarmeria de Chile, the Republic of Chile’s uniform prison service (“Gendarmeria”), for services the Company began offering to Gendarmeria on October 18, 2017 for a period of 365 days. As of October 18, 2018, the Gendarmeria Agreement was automatically extended for periods of 30-days and the Company anticipates that this option will be exercised by Gendarmeria for the foreseeable future. Most recently, Gendarmeria asked the Company’s Chilean subsidiary to extend the maturity of the performance bond associated with the Gendarmeria Agreement to July 18, 2019. Furthermore, Gendarmeria will not make a decision with respect to the Request for Proposal process until all of the judicial proceedings are complete; however, management believes that as the incumbent provider with several years of experience managing a successful program for the Chilean government, the Company is best positioned to prevail in such a process.

Conrent Facility Agreement

On July 19, 2018 the Company and Conrent Invest S.A. (“Conrent”), acting on behalf of its compartment, Safety 2, amended the facility agreement originally entered into by and between the parties on December 30, 2013 (the “Amended Facility Agreement”), which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective July 19, 2018, the Amended Facility Agreement (i) extended the Maturity Date to the earlier of either April 1, 2019 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On November 14, 2018, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2019 to April 1, 2020. On December 3, 2018, Conrent agreed to convene meetings of the investors who purchased the securities from Conrent to finance the debt (the “Noteholders”) and subsequently issued a notice of a meeting of Noteholders for each series of Notes, which meetings will be held on January 16, 2019. Based on discussions between the Company and Conrent to date, the Company anticipates that the Noteholders will agree to extend the maturity of the Amended Facility Agreement before its maturity on April 1, 2019, however no assurance can be given.

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

Operating System Software

TrackerPAL™
TrackerPAL™ is a secure, cloud-based monitoring system that gives customers the ability to not only collect, but also store, analyze, assess and correlate offender data for both accountability and auditing reasons, as well as to use with predictive analytics applications and assess criminal behavior and rehabilitation opportunities. The Company is working on a successor software platform, IntelliTrackTM that will be introduced to customers in a controlled manner throughout the upcoming fiscal year.

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

InTouch
InTouch is a smartphone monitoring and supervision application specifically designed for the criminal justice market to compliment traditional Electronic Monitoring Solutions; offering a “step-up”/“step-down” option from location monitoring bracelets for community supervised populations.

Accessories

SecureCuff™
The SecureCuff™ is a patented, optional accessory available exclusively for ReliAlert™XC3 and is the only uncuttable strap in the industry specifically made for high-risk offenders. SecureCuff™ has encased, hardened steel bands that provide extreme cut-resistance and includes the same fiber-optic technology as the standard strap for tampering notification.

RF Beacon™
The RF Beacon™ is a completely self-contained, short-range transmitting station that provides a Radio Frequency (RF) signal communicating with assigned offender GPS devices to increase the ability to maintain critical offender location information and provide agencies with an effective way to more accurately “tether” an offender to a specific location.

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

Research and Development Program

During the fiscal year ended September 30, 2018, we incurred research and development expense of $862,142, compared to $1,784,867 recognized during fiscal year 2017. The $922,725 decrease in research and development cost reflects lower wages and benefits of $585,641 and lower outside service and consulting expense of $326,118 as the Company is completing its new technology platform, which will be introduced to customers in the upcoming fiscal year. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,083,745 was capitalized as developed technology during the year ended September 30, 2018. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology. This represented a decrease of $1,333,059 compared to the $2,416,804 capitalized as developed technology during the year ended September 30, 2017.

Competition

The markets for our products and services are highly competitive and we are confronted by aggressive competition in all areas of our business. These markets are characterized by frequent product introductions and technological advances. Our competitors selling tracking devices have aggressively cut prices and lowered their product margins to gain or maintain market share. Our financial condition and operating results could be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, a strong software ecosystem, service and support, and corporate reputation.

Our specific competitors vary from market to market and we compete against other international, national and regional companies, some of whom use local partners that have more knowledge of the local markets and the government decision making process. Some of our competitors are owned by large public companies and may have access to more resources than we do, while others are backed by private equity firms with large funds, or in some cases, work as part of a consortium with extensive international experience. We expect competition in these markets to intensify as competitors attempt to imitate some of the features of our products and applications within their own products or, alternatively, collaborate with third-party providers to offer solutions that are more competitive than those they currently offer.

Competitive Strengths

Relationships with High-Quality Government Customers. We have developed strong relationships with federal, state and county customers within the United States and with Ministries of Justice internationally and managed to bring in new, sizable customers in the past year.

Industry Leading Analytics Software. Remains a leader with fully functioning, revenue generating analytics software on the market today, specifically designed for the offender monitoring market. Several state departments of corrections, county probation agencies and Sheriff’s offices have utilized this solution for multiple years.

Device Agnostic Software Platform. Our software platform is device agnostic and currently accommodates offender monitoring of new products that we introduce, integrates with case management software utilized by sheriff, probation and pre-trial departments, and adds devices manufactured by competitors.

Smartphone Monitoring Pioneers in Criminal Justice. Today’s prison system incarcerates too many individuals who pose little threat to public safety, at far too great a cost. They serve their sentences in overcrowded, outdated institutions that expose them to hardened criminals. Upon release, their opportunities and lives have changed forever. Now, low-risk offender populations can serve their sentences virtually, holding jobs and taking care of family members, yet still feeling the weight of their punishment while seeing a clear path to avoiding trouble in the future. Further, taxpayers gain a clear cost advantage. To date, we have developed apps targeting alcohol monitoring, domestic violence and our core monitoring platform.

Experienced Senior Management Team. Our top executives have extensive experience in both the offender monitoring marketplace and their specific fields of expertise, whether that be sales, customer care and/or technology. We also benefit from a diverse and experienced Board of Directors.

Recurring Revenue. Our revenue is generated in large part by long-term customer contracts based on the size of the offender monitoring program throughout each month, which creates a predictable, recurring revenue stream.

Extensive Product Suite. We have a large variety of products that appeal to a broad range of government customers and greatly enhance our ability to attract and retain clients. These products include different GPS devices, alcohol monitoring devices and applications, and new smartphone applications including those that address adjacent market opportunities in both the public and private sectors and analytics software.

National Footprint with International Presence. We operate in approximately 42 states as well as select international locations, including Chile and Mexico. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

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

Dependence on Major Customers

We had sales to entities, two of which represent more than 10% of our gross revenue, as follows for the years ended September 30, 2018 and 2017, respectively:

	2018	%	2017	%

Customer A	$9,201,502	30%	$8,747,338	29%
Customer B	$3,772,540	12%	$3,743,508	13%
Customer C	$2,468,472	8%	$2,326,318	8%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2018 or 2017.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2018 and 2017, respectively, are shown in the table below:

	2018	%	2017	%

Customer A	$1,689,976	29%	$1,657,316	30%
Customer B	$594,626	10%	$641,973	12%
Customer C	$428,560	7%	$394,253	7%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during the fiscal years ended September 30, 2018 and 2017 was $2,075,671 and $2,178,895, respectively. The 5% decrease in cellular service expense in 2018 compared to 2017 resulted from lower pricing on contracts negotiated in fiscal 2018, partially offset by increased costs associated with higher revenue.

During the years ended September 30, 2018 and 2017, we also purchased a significant portion of our inventory and monitoring equipment from certain suppliers. The cost of these purchases during the fiscal years ended September 30, 2018 and 2017 was $1,305,586 and $1,838,779, respectively. The 29% decrease was due to the shut-down of numerous 2G cellular networks in 2017, which required the one-time replacement of these 2G units and decreased cost of units purchased in 2018.

Intellectual Property

We currently hold rights to patents and copyrights relating to certain aspects of our hardware devices, accessories, software and services. We have registered or applied for trademarks and service marks in the U.S. and a number of foreign countries. Although we believe the ownership of such patents, copyrights, trademarks and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel.

We file patent applications as needed to protect innovations arising from our research, development and design, and are currently pursuing numerous patent applications around the world. Over time, we have accumulated a large portfolio of issued patents around the world. We hold copyrights relating to certain aspects of our products and services. No single patent or copyright is solely responsible for protecting our products. We believe that the duration of our patents is adequate relative to the expected lives of our products.

Many of our products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. Although we have generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses can be obtained in the future on reasonable terms, or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties.

Trademarks. We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own ten trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada. In addition, we have the Track Group trademark and design registered in various countries around the world.

We will file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations:

Trademark	Application Number	Registration Number	Status/ Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013,886	2,595,328	Registered
TrackerPAL®	78/843,035	3,345,878	Registered
Mobile911®	78/851,384	3,212,937	Registered
TrackerPAL®	CA 1,315,487	749,417	Registered
TrackerPAL®	MX 805,365	960954	Registered
ReliAlert™	85/238,049	4200738	Registered
SecureCuff™	85/238,058	4271621	Registered
SecureAlert™	86/031,550	4623370	Registered
TrackGroup™	86/301716	4701636	Registered
Track Group™ and Design	86/469103	4793747	Registered
Track Group™ and Design*	MP 1257077	1257077	Registered
V-TRCK®	87/151142	5330916	Registered

 *Track Group™ and Design is also a registered trademark in the following countries: Europe, Switzerland, Mexico, Canada and Chile. HomeAware™ and TRUEDETECT™ are registered trademarks owned by the Company; however, they are no longer in use.

Patents. We have 12 patents issued in the United States. At foreign patent offices, we have eight patents issued and four patents pending.

The following tables summarize information regarding our patents and patent applications. There are no assurances given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

US Patents	Application Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08
Remote Tracking and Communications Device	12/028088	8-Feb-08	7804412	28-Sep-10
Remote Tracking and Communications Device	12/875,988	3-Sep-10	8031077	4-Oct-11
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10
Alarm and Alarm Management System for Remote Tracking Devices	12/792,572	2-Jun-10	8013736	6-Sep-11
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323,831	3-Jul-14	9491289	8-Nov-16
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11
Remote Tracking System and Device With Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818,453	18-Jun-10	8,514,070	20-Aug-13
Tracking Device Incorporating Cuff with Cut Resistant Materials	14/307,260	17-Jun-14	9129504	8-Sep-15
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12

International Patents	Application Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device - Brazil	PI0614742.9	4-Aug-06		Pending
Remote Tracking and Communication Device - Canada	2617923	4-Aug-06	2617923	7-Jun-16
Remote Tracking and Communication Device - Mexico	MX/a/2008/001932	4-Aug-06	278405	24-Aug-10
Secure Strap Mounting System for an Offender Tracking Device - EPO	10009091.9	9-Jan-10		Pending
Secure Strap Mounting System for an Offender Tracking Device - Brazil	PI11001593	28-Feb-11		Pending
Secure Strap Mounting System for an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14
Secure Strap Mounting System For an Offender Tracking Device - Canada	2732654	25-Oct-13	2732654	1-May-18
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Brazil	PI0909172-6	1-Sep-10		Pending
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	2717866	17-May-16
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	09 716 860.3	6-Oct-10	2260482	9-Jan-13
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - United Kingdom	Refer to EP Patent # 2260482
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/009680	2-Sep-10	306920	22-Jan-13

Trade Secrets.  We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

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

In October 2018, through an internal review of our export compliance, it came to our attention that some of our products may not have been properly classified in the past, and that our export of certain products, software and technology may be subject to export licensing requirements of which we were not previously aware. As a result of these findings, we have hired independent counsel to assist in, among other things, an investigation with respect to our past export practices and analyzing our classification of products, software and technology. In addition, on October 16, 2018, we voluntarily self-disclosed the information above to the Bureau of Industry and Security (“BIS”), and we have taken steps to obtain licenses for the export of certain of our products, software and technology to certain countries. Should the BIS determine that we did violate applicable export regulations, the BIS may, in its discretion, impose certain fines on us for such violations, which may have a material adverse effect on our business, financial condition and results of operations. It is currently unknown whether we may face any penalties.

Other than our potential violations of licensing requirements related to our exports, as disclosed above, we are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout fiscal 2018, we detected no apparent seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period.

Employees

As of December 3, 2018, we had 159 full-time employees and 1 part-time employee. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

All reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

Our business is subject to significant risks. You should carefully consider the risks described below and the other information in this Annual Report, including our financial statements and related notes, before you decide to invest in our Common Stock. If any of the following risks or uncertainties actually occur, our business, results of operations or financial condition could be materially harmed, the trading price of our Common Stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business, Operations and Industry

We face risks related to our substantial indebtedness, including risk related to the repayment of our short-term indebtedness.

As of September 30, 2018, we had $33,866,785 of indebtedness outstanding, of which approximately $30,437,810 becomes due and payable within the next 12 months, including $30,400,000 which matures on April 1, 2019. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. As a result, we will have to raise additional capital or restructure such indebtedness during the next six months, and no assurances can be given that we may be successful in that regard. See “Recent Developments” and Note 15 to the Consolidated Financial Statements.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While we are currently negotiating to extend the maturity of our indebtedness, no assurances can be given that we will be successful, and we cannot assure you that we will maintain a level of cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness.

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

Our targeted markets may be slow to, or may never, expand the use of our products or services. Governmental organizations may not use our products unless they determine, based on experience, advertising or other factors, that our products are a preferable alternative to other available methods of tracking or incarceration. In addition, decisions to adopt new tracking devices can be influenced by government administrators, regulatory factors, and other factors largely outside of our control. No assurance can be given that key decision-makers will continue to accept or expand the use of our products, and if they do not, it could have a material adverse effect on our business, financial condition and results of operations.

Budgetary issues faced by government agencies could adversely impact our future revenue.

Our revenue is primarily derived from contracts with state, local and county government agencies in the United States and governments of Caribbean and Latin American nations. Many of these government agencies are experiencing budget deficits and may continue to do so. As a result, we may experience delays in payment on customer invoices, the amount spent by our current clients on equipment and services that we supply may be reduced or grow at rates slower than anticipated, and it may be more difficult to attract additional government clients. In light of the recent hurricanes, and the destruction sustained by many Caribbean countries, this is of increasing risk. Furthermore, the industry has experienced a general decline in average daily lease rates for GPS tracking devices. As a result of these factors, our ability to maintain or increase our revenue may be negatively affected.

We rely on significant suppliers for key products and cellular access. If we do not renew these agreements when they expire, we may not continue to have access to these suppliers’ products or services at favorable prices or in volumes as we have in the past, which could adversely affect our results of operations or financial condition.

We have entered into agreements with several national providers for cellular services. We also currently rely on a single source for the large majority of the manufacturing of our devices. If any of these significant suppliers were to cease providing products or services to us, we would be required to seek alternative sources. No assurances can be given that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect our business and financial condition.

Our research, development, marketing and export activities are subject to government regulations. The cost of compliance or the failure to comply with these regulations could adversely affect our business, results of operations and financial condition.

In October 2018, through an internal review of our export compliance, it came to our attention that some of our products may not have been properly classified in the past, and that our export of certain products, software and technology may be subject to export licensing requirements of which we were not previously aware. As a result of these findings, we have hired independent counsel to assist in, among other things, an investigation with respect to our past export practices and analyzing our classification of products, software and technology. In addition, on October 16, 2018, we voluntarily self-disclosed our potential former violation of the applicable export licensing requirements to the Bureau of Industry and Security (“BIS”), and we have taken steps to obtain licenses for the export of certain of our products, software and technology to certain countries. Should the BIS determine that we violated applicable export regulations, the BIS may, in its discretion, impose certain fines on us for such violations, which may have a material adverse effect on our business, financial condition and results of operations. It is currently unknown whether we may face any penalties.

In addition, there can be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations. We are required to comply with regulations for manufacturing and export practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. If we, our management or our third-party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.

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

During fiscal year 2018, three of our customers accounted for an aggregate of 51% of total sales. One of these contracts is currently being extended on a month to month basis and one of these contracts expires within the next fiscal year. Failure to renew these contracts, resulting in the loss of any of these customers, may have a material adverse effect on our business (See Note 2 to the Consolidated Financial Statements).

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.

There can be no assurance that our research and development efforts will be successful. In addition, the technology that we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets. GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user, which, under some circumstances, may limit the effectiveness of GPS tracking.

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

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Our inability to obtain or to maintain patents on our key products could adversely affect our business. We currently own 20 patents issued and have filed and may file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies, and for specific products we may develop. There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The enforcement of patent rights can be uncertain and involves complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

Our success will also depend, in part, on our ability to avoid infringing the patent rights of others. We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services. Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities. If patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance given that we will be able to obtain any necessary licenses on commercially favorable terms, if at all. Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition.

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

Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services. Historically, we have experienced temporary interruptions of telecommunications or power outages, which were promptly mitigated, although Hurricane Maria in 2017 presented even greater challenges in Puerto Rico, including into the 2018 fiscal year. Such instances may result in loss of customer accounts or similar problems if they occur again in the future. Given rapidly changing technologies, we are not certain that we will be able to adapt the use of our services to permit, upgrade, and expand our systems or to integrate smoothly with new technologies. Network and information systems and other technologies are critical to our business activities. Network and information systems-related events, including those caused by us, our service providers or by third parties, such as computer hacking, cyber-attacks, computer viruses, or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing could result in a degradation or disruption of our services. These types of events could result in a loss of customers and large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events.

We currently have one independent director sitting on our Board of Directors.

Our Board of Directors is currently comprised of three members, two of which would not be considered independent under the rules of the Nasdaq Capital Market and the OTCMarkets. Additionally, we no longer maintain separate audit, compensation or nominating and governance committees, the duties of which are fulfilled by our entire Board of Directors. The rules of the OTCMarkets require that companies whose securities are listed for quotation on the OTCQX have a board of directors comprised of at least two independent directors. In the event we fail to appoint an additional independent director on or before May 31, 2019, our Common Stock will no longer be eligible for quotation on the OTCQX, resulting in the quotation of our Common Stock on an alternative market, such as the OTC Pink Marketplace. Such change may affect the number and type of investors eligible to purchase our Common Stock. As a result, the price of our Common Stock may be adversely affected.

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

We plan to continue to grow organically as well as through strategic acquisitions of other businesses. In order to complete acquisitions, we would expect to require additional debt and/or equity financing, which may increase our interest expense, leverage, and the number of shares of our Common Stock or other securities outstanding. Businesses that we acquire may not perform as expected. Future revenue, profits and cash flows of an acquired business may not materialize due to the failure or inability to capture expected synergies, increased competition, regulatory issues, changes in market conditions, or other factors beyond our control. In addition, we may not be successful in integrating these acquisitions into our existing operations. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. Additional risks related to acquisitions include, but are not limited to:

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

Political, economic and military conditions, both domestic and abroad, may affect our business. We cannot predict whether or in what manner these problems may occur. Acts of random terrorism periodically occur, which could affect our operations or personnel. Ongoing or revived hostilities or other factors could harm our operations and could impede our ability to execute our plan of operations. Natural disasters, such as the hurricanes in the Caribbean in 2017, could render our affected customers financially unable to continue making payments or using our services. Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products. In addition, our business insurance may not cover losses that may occur as a result of events associated with the security situation. Any losses or damages incurred by us could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Stock

Certain individuals and groups own or control a significant number of our outstanding shares.

Certain groups or persons, and in particular ETS Limited, who owned approximately 42.7% of our issued and outstanding Common Stock as of December 17, 2018, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and, subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other shareholders. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing shareholders without their approval.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock, and may designate additional shares of preferred stock in the future. The Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or Common Stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that common shareholders will receive dividend payments and payments upon liquidation. The issuance of shares of preferred stock may also adversely affect an acquisition or change in control of the Company. As of December 17, 2018, there were no outstanding shares of Series A Preferred issued and outstanding.

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

Item 2.       Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space began on September 1, 2017 and expires on August 31, 2022. Lease payments are approximately $11,000 per month.

We lease commercial office space in Indianapolis, Indiana of approximately 5,751 square feet. This lease began on September 1, 2018 and shall terminate on August 31, 2022. Lease payments are approximately $3,100 per month through December 31, 2018 and increase to approximately $5,900 on January 1, 2019 as additional space is occupied. In addition, we lease a second location with approximately 2,000 square feet in Indianapolis, Indiana. This lease was executed on January 1, 2014 and expires on December 31, 2018. Monthly lease payments for this facility are approximately $3,300.

Track Group Analytics, Inc. operations are conducted in approximately 4,200 square feet of office space in Bedford, Nova Scotia, Canada. The lease for this office space began on July 1, 2015 and expires on June 30, 2020. Monthly lease payments are approximately $5,700.

SecureAlert Chile operations are conducted in approximately 3,500 square feet of commercial office space located in Santiago, Chile. The lease for this office space began on December 31, 2016 and expires on December 31, 2019. Lease payments are approximately $6,500 per month.

We lease commercial office space in Sandy, Utah of approximately 1,500 square feet. The lease for this office space began on September 1, 2017 and expired on August 31, 2018. We are currently leasing this property on a month to month basis. Lease payments are $1,500 per month.

Item 3.       Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The Plaintiffs are alleging  $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issue remains, reversing the Summary Judgment and remanding the case back to trial. The Company’s motion for partial Summary Judgment has been denied. A five day trial is tentatively scheduled to take place in February 2019.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by the Company’s counsel on April 15, 2017. In May the Court of Appeals reversed the trial court decision and granted the Company’s Motion to Dismiss the Plaintiff’s claims. Plaintiff has filed a petition to have the case heard in the Georgia Supreme Court. On June 27, 2018, Counsel filed a response to the petition and we are currently waiting on a ruling from the court. We believe the claims are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000, plus per annum interest. The Defendant’s initial Counterclaims were dismissed; however, the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017 alleging $1,628,667 in damages. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Depositions have taken place for both parties. The Company’s motion for Summary Judgment on ICS’s Counterclaims was filed on August 13, 2018. Once the motion is fully briefed a hearing will be scheduled. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018. The arbitrator requested legal briefings after the hearing which were submitted in March 2018. Final briefs were submitted to the arbitrator on May 30, 2018. The arbitrator ruled that ICS owes the Company $689,000. ICS submitted a Request for Modification of the arbitration award on August 22, 2018 and the arbitrator subsequently eliminated the earlier award of $689,000 to the Company. The Company is currently pursuing legal means to demonstrate that there is no such basis for the change by the arbitrator.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018. At a hearing on April 25, 2018, the court dismissed the Plaintiff’s claims related to an oral look-back agreement and a separation agreement. The court has not ruled on Plaintiff’s claims related to his employment agreement. A settlement amount could not be reached by the parties. The matter will likely proceed to trial after expert discovery is conducted. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleged damages of at least $250,000. The Company’s motion for Summary Judgment was granted on August 31, 2018.

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

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence. The Company’s insurance carrier reached a settlement with the Plaintiff through an agreement dated September 5, 2018.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn out after it sold and leased a sufficient number of GPS devices to meet the earn-out milestone. In the alternative, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of Contingent Stock under the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. Furthermore, according to the SPA, any disputes are to be resolved through binding arbitration and enforced in the State of Utah. The Company filed a motion to dismiss the Complaint and Compel Arbitration on September 5, 2018, and we are currently waiting on a ruling from the Court.

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda (“Plaintiff”) filed a complaint in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, against the Company alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”) and the Age Discrimination in Employment Act (“ADEA”). Plaintiff seeks injunctive relief and monetary damages in an unspecific amount. On October 5, 2018, the Company filed its answer and affirmative defenses to Plaintiff’s First Amended Complaint denying Plaintiff’s allegations in their entirety. The Company believes that Plaintiff’s allegations are unfounded and without merit.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK.” The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2018	High	Low
First Quarter ended December 31, 2017	$1.47	$1.05
Second Quarter ended March 31, 2018	$1.22	$1.01
Third Quarter ended June 30, 2018	$1.13	$0.99
Fourth Quarter ended September 30, 2018	$1.02	$0.90

Fiscal Year Ended September 30, 2017	High	Low
First Quarter ended December 31, 2016	$7.30	$3.35
Second Quarter ended March 31, 2017	$5.25	$3.36
Third Quarter ended June 30, 2017	$3.36	$2.16
Fourth Quarter ended September 30, 2017	$2.34	$1.40

Holders

As of December 17, 2018, we had 185 holders of record of our Common Stock and 11,401,650 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 685,259 shares of Common Stock.

Dividends

Since incorporation, we have not declared any cash dividends on our Common Stock. We do not anticipate declaring cash dividends on our Common Stock for the foreseeable future.

Dilution

The Board of Directors determines when, under what conditions and at what prices to issue shares of Company stock. In addition, a significant number of shares of Common Stock are reserved for issuance upon exercise of outstanding options and warrants.

The issuance of any shares of Common Stock for any reason will result in dilution of the equity and voting interests of existing shareholders.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is American Stock Transfer & Trust Company, which is located at 6201 15th Avenue, Brooklyn, New York, 11219.

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

Under the 2012 Plan, up to 803,262 shares of Common Stock or options to purchase Common Stock may be awarded. As of the date of this report, 258,408 shares of Common Stock and options for the purchase of 517,636 shares of Common Stock have been awarded under the 2012 Plan.

The following table includes information as of September 30, 2018 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders	616,655	$1.61	27,218
Equity compensation approved by Board of Directors outside of 2012 Plan	68,604	1.15	-
Total	685,259	$1.56	27,218

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during the fiscal year ended September 30, 2018, nor were any securities issued subsequent to September 30, 2018, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this Annual Report on Form 10-K (“Annual Report”) other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A entitled “Risk Factors” in Part I of this Annual Report and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to fiscal year 2018 refers to the year ended September 30, 2018. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2018 and 2017 and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Overview

Our core business is based on the leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model. Currently, we deploy offender based management services that combine patented GPS tracking technologies, fulltime 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Recent Developments

Contract with the Gendarmeria de Chile

On January 25, 2018, the Company entered into a Monitoring Services Agreement with Gendarmeria de Chile, the Republic of Chile’s uniform prison service (“Gendarmeria”), for services the Company began offering to Gendarmeria on October 18, 2017 for a period of 365 days. As of October 18, 2018, the Gendarmeria Agreement was automatically extended for periods of 30-days and the Company anticipates that this option will be exercised by Gendarmeria for the foreseeable future. Most recently, Gendarmeria asked the Company’s Chilean subsidiary to extend the maturity of the performance bond associated with the Gendarmeria Agreement to July 18, 2019. Furthermore, Gendarmeria will not make a decision with respect to the Request for Proposal process until all of the judicial proceedings are complete; however, management believes that as the incumbent provider with several years of experience managing a successful program for the Chilean government, the Company is best positioned to prevail in such a process.

Conrent Facility Agreement

On July 19, 2018 the Company and Conrent, amended the Amended Facility Agreement, which alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective July 19, 2018, the Amended Facility Agreement (i) extended the Maturity Date to the earlier of either April 1, 2019 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On November 14, 2018, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2019 to April 1, 2020. On December 3, 2018, Conrent agreed to convene meetings of the Noteholders and subsequently issued a notice of a meeting of Noteholders for each series of Notes to be held on January 16, 2019. Based on the discussions between the Company and Conrent to date, the Company anticipates that the Noteholders will agree to extend the maturity of the Amended Facility Agreement before the maturity on April 1, 2019, however no assurance can be given.

Results of Operations

Continuing Operations - Fiscal Year 2018 Compared to Fiscal Year 2017

Net Revenue

During the fiscal year ended September 30, 2018, we had net revenue of $30,570,219 compared to net revenue of $29,727,018 for the fiscal year ended September 30, 2017, an increase of $843,201, or approximately 3%. Of this revenue, $29,943,563 and $28,887,460 was from monitoring and other related services during the 2018 and 2017 fiscal years, respectively, representing an increase of $1,056,103 or 4%. Growth in revenue during the year ended September 30, 2018 was principally the result of (i) growth of offender monitoring in Chile, (ii) an increase in total growth of our North American monitoring operations driven by clients in Puerto Rico, Indiana, Virginia and Michigan, and (iii) the establishment of a new relationship in Mexico.

Other revenue for the year ended September 30, 2018 decreased to $626,656 from $839,558 in the same period in 2017 largely due to lower sales of consumable items and other non-monitoring revenue items. We are continuing to focus on recurring subscription based opportunities as opposed to equipment sales.

Cost of Revenue

During the year ended September 30, 2018, cost of revenue totaled $13,368,075 compared to cost of revenue during the year ended September 30, 2017 of $14,125,699, a decrease of $757,624 or approximately 5%. The decrease in cost of revenue was largely the result of lower monitoring costs of $402,934, lower customs expense of $195,125, lower costs of lost and stolen devices of $179,273, lower communication costs of $142,216 and lower depreciation and amortization of $271,934, due to additional depreciation for devices during the year ended September 30, 2017, partially offset by higher server costs of $203,910, higher support costs of $121,637 and higher hardware costs of $79,494. In addition, during the year ended September 30, 2017, we incurred one-time costs of $371,144, which is reflected in monitoring, products and other related services in the Consolidated Statement of Operations and Comprehensive Loss, that did not reoccur in the year ended September 30, 2018. Excluding these one-time costs, cost of revenue for the year ended September 30, 2018 would have decreased $386,480, or approximately 3%, compared to the same period in 2017.

Depreciation and amortization included in cost of revenue for the fiscal years ended September 30, 2018 and 2017, totaled $1,856,734 and $2,128,668, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the amortization periods are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the fiscal year ended September 30, 2018, gross profit totaled $17,202,144, resulting in a 56% gross margin, compared to $15,601,319, or a 52% gross margin, during the fiscal year ended September 30, 2017, an increase of $1,600,825. The increase in gross profit is largely due to higher revenue and lower cost of revenue. The increase in gross margin is due to the decrease in certain aspects of cost of revenue, including lower monitoring costs, lower customs expense, lower lost and stolen device costs, lower communications costs and the absence of one-time costs of $371,144 incurred in the prior year indicated above.

Gain / Loss on Sale of Assets

During the year ended September 30, 2018, we sold a fully depreciated non-core asset for cash of $8,500. During the year ended September 30, 2017, we sold certain non-core assets for net cash of $512,500 and incurred a loss on the sale of $763,531. See Note 4 to the Consolidated Financial Statements.

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

General and Administrative Expense

During the fiscal year ended September 30, 2018, our general and administrative expense totaled $13,983,924, compared to $12,216,041 for the fiscal year ended September 30, 2017. The increase of $1,767,883 or approximately 14%, in general and administrative cost resulted largely from higher employee non-cash stock-based compensation of $833,602, higher legal and professional fees of $782,058, lower entitlements received from the Canadian government of $486,228, higher outside service costs of $211,438 and higher wages and benefits of $756,788, partially offset by a decrease in bad debt expense of $866,692, lower settlement costs of $305,000, lower telecommunication expense of $81,040 and lower repairs and maintenance of $61,465.

Selling and Marketing Expense

For the fiscal year ended September 30, 2018, our selling and marketing expense was $1,895,452 compared to $2,311,725 for the year ended September 30, 2017. The $416,273, or approximately 18%, decrease resulted largely from lower wages and benefits of $207,447, lower outside service and consulting expense of $138,362, and lower travel expense of $62,008.

Research and Development Expense

During the fiscal year ended September 30, 2018, we incurred research and development expense of $862,142 compared to those costs recognized during fiscal year 2017 totaling $1,784,867, a decrease of $922,725 or approximately 52%. The decrease is largely due to lower wages and benefits of $585,641 and lower outside service and consulting expense of $326,118 as the Company is completing its new technology platform. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,083,745 was capitalized as developed technology during the year ended September 30, 2018, and $2,416,804 was capitalized during the year ended September 30, 2017. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During the fiscal year ended September 30, 2018, depreciation and amortization included in operating expense totaled $2,120,746, compared to $2,332,217 for the fiscal year ended September 30, 2017. This decrease of $211,471, or approximately 9%, was largely the result of lower amortization expense related to the sale of certain non-core assets in fiscal year ended September 30, 2017, certain intangible assets becoming fully amortized in fiscal 2018 and certain property and equipment assets becoming fully depreciated.

Other Income (Expense)

During the fiscal year ended September 30, 2018, other income (expense) totaled $3,183,696 of expense compared to other income of $648,133 during fiscal 2017. The increase of $3,831,829 in net other expense resulted primarily from income related to a stock payable adjustment with related parties in 2017 of $3,213,940 and negative currency exchange rate movements of $668,901.

Income taxes

During the fiscal year ended September 30, 2018, income tax expense totaled $592,725 compared to $501,651 during the fiscal year ended September 30, 2017. Tax expense in both fiscal years are income taxes related to a foreign jurisdiction.

Net Loss

We had a net loss for the fiscal year ended September 30, 2018 totaling $5,428,041 or ($0.51) loss per common share, compared to a net loss of $4,725,826 or ($0.45) per common share for the fiscal year ended September 30, 2017. This increase in net loss is largely due to other income from a stock payable adjustment with related parties of $3.2 million in 2017, and higher general and administrative expenses in 2018, partially offset by higher gross margin, lower research and development costs, and lower selling and marketing expenses in fiscal year ended September 30, 2018, and the absence of restructuring costs and loss on sale of assets which occurred in 2017.

Liquidity and Capital Resources

Historically, we have been unable to finance our business solely from cash flows from operating activities. During and prior to the fiscal year ended September 30, 2017, we supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of September 30, 2018, excluding interest, approximately $3.4 million was owed to Sapinda (the “Sapinda Loan Agreement”) and $30.4 million was owed to Conrent (the “Conrent Loan Agreement”). No borrowings or sales of equity securities occurred during the year ended September 30, 2018.

On July 19, 2018, the Company and Conrent entered into the Amended Facility Agreement, which Amended Facility Agreement (i) extends the maturity date of the Facility to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable. On November 14, 2018, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2019 to April 1, 2020. On December 3, 2018, Conrent agreed to convene meetings of the investors who purchased the securities from Conrent to finance the debt, and subsequently issued a notice of a meeting of Noteholders for each series of Notes, which meetings will be held on January 16, 2019. Based on discussions between the Company and Conrent to date, the Company anticipates that the Noteholders will agree to extend the maturity of the Amended Facility Agreement before its maturity on April 1, 2019, however no assurance can be given.

Net Cash Flows from Operating Activities.

During the fiscal year ended September 30, 2018, we incurred a net loss of $5,428,041 and we had cash flows from operating activities of $6,030,592, compared to a net loss from continuing operations of $4,725,826 and cash flows from operating activities of $4,147,786 for fiscal year 2017. The increase of cash from operations in fiscal year 2018 compared to fiscal year 2017 was largely the result of a decrease in other assets, largely from a repayment of an international performance bond, an increase in accounts payable and accrued expense and improved operating results, partially offset by two new international performance bonds in 2018 and higher accounts receivables, largely due to new customers in fiscal year 2018. The increase in accrued expense mentioned above is largely due to unpaid interest expense. See Notes 5 and 8 to the Consolidated Financial Statements.

Net Cash Flows from Investing Activities.

The Company used $2,535,204 of cash for investing activities during the fiscal year ended September 30, 2018, compared to $3,827,832 of cash used during fiscal year 2017. Cash used for investing activities was used for significant enhancements of our software platform and used for purchases of monitoring and other equipment to meet demand during the twelve months ended September 30, 2018.

Net Cash Flows from Financing Activities.

The Company used $66,252 of cash for financing activities during the fiscal year ended September 30, 2018, compared to $67,775 of cash used by financing activities during fiscal year 2017. During the fiscal years ended September 30, 2018 and September 30, 2017, we made principal payments of $66,252 and $67,775 on notes payable, respectively.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2018, we had unrestricted cash of $5,446,557, compared to unrestricted cash of $2,027,321 as of September 30, 2017. As of September 30, 2018, we had a working capital deficit of $30,316,328, compared to a working capital deficit of $30,874,107 as of September 30, 2017. This decrease in working capital deficit of $557,779 is principally due to the repayment of a short-term bond from a long-term asset of $2,944,631, and cash provided by operations, partially offset by a decrease in cash due to additional capitalized software of $1,083,745, purchases of monitoring equipment of $1,305,586 and purchases of property and equipment of $154,373. Although no assurances can be given, in the event that management is able to successfully extend the maturity of the Amended Facility Agreement, we currently believe that our cash on hand in addition to cash derived from our operating activities will be sufficient to sustain operations through the next twelve months, although no assurance can be given. In the event that they are not sufficient, we will need to obtain additional funding from outside sources, which may include through the sale of our securities. No assurances can be given that we will be able to obtain additional funding on terms favorable to us, if at all.

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. On July 17, 2018, the Company successfully extended the Conrent Loan Agreement to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company. In addition, management is currently exploring options to extend the maturity of debt owed under the Conrent Loan Agreement. See “Recent Developments” and Note 15 to the Consolidated Financial Statements.

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

	Payments due in less than 1 year	Payments due in 1 – 3 years	Payments due in 3 – 5 years	Total
Operating leases	$329,941	$438,777	$170,957	$939,675

As of September 30, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $939,675. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

Critical Accounting Policies

In Note 1, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Annual Report, we discuss those accounting policies we consider to be significant in determining the results of operations and our financial position.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expense. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Any modifications to these estimates of reserves are reflected in cost of revenue within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition

Our revenue is predominantly derived from two sources: (i) monitoring services, and (ii) product sales.

Monitoring Services

Monitoring services include two components: (i) lease contracts pursuant to which we provide monitoring services and lease devices to distributors or end users and we retain ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use our monitoring services.

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

Product Sales

We may sell monitoring devices in certain situations to our customers. In addition, we may sell equipment in connection with the building out and setting up a monitoring center on behalf of customers. We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as ReliAlert or Shadow devices), customers may, but are not required to, enter into one of our monitoring service contracts. We recognize revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

We sell and install standalone tracking systems that do not require our ongoing monitoring. We have experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs; therefore, we recognize revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations. We typically use labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. We evaluate our estimated labor hours and costs and determine the estimated gross profit or loss on each installation for each reporting period. If it is determined that total cost estimates are likely to exceed revenue, we accrue the estimated losses immediately.

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

Shipping and handling fees charged to customers are included as part of net revenue. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenue.

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

We had $10,984,263 and $10,279,602 in revenue from sources outside the United States for the fiscal years ended September 30, 2018 and 2017, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange loss of $445,426 and foreign exchange gain $223,475 in fiscal years 2018 and 2017, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2019.

Item 11.    Executive Compensation

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2019.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2019.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2019.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 28, 2019.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

2.   Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Title of Document
3(i)(1)	Articles of Transfer of Track Group, Inc., a Utah corporation, dated August 5, 2016 (previously filed on August 9, 2016 as Exhibit 3(i)(3) to the Form 10-Q for the quarter ended June 30, 2016).

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

3(1)(4)
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, dated October 12, 2017 (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on October 13, 2017).

3(ii)(2)	Bylaws of Track Group, Inc., a Delaware corporation (previously filed on August 9, 2016 as Exhibit 3(ii)(2) to the Form 10-Q for the quarter ended June 30, 2016).

4.01	2006 Equity Incentive Award Plan (previously filed in August 2006 as an Exhibit to the Form 10- Q for the nine months ended June 30, 2006).

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

10.4	Employment agreement, by and between Track Group Inc. and Peter Poli, dated December 12, 2016 (incorporated by reference to our Current Report on Form 8-K, filed December 16, 2016).

10.5
Employment Agreement by and between Track Group, Inc. and Derek Cassell dated, December 1, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.6	Services Agreement, dated December 7, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.7
Amendment No. 1 to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated February 13, 2017 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed February 14, 2017).

10.8	Amendment No. 1 to Loan Agreement between Sapinda Asia Limited and Track Group, Inc., dated March 13, 2017 (incorporated by reference to our Current Report on Form 8-K, filed on March 20, 2017).

10.9	Debt Exchange Agreement between Track Group, Inc. and Conrent Invest S.A., dated October 9, 2017 (incorporated by reference to our Current Report on Form 8-K, filed on October 13, 2017).

10.10
Amendment No. 1 to Employment Agreement by and between Track Group, Inc. and Peter K. Poli dated, January 3, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 5, 2018).

10.11
Amendment No. 2 to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated January 3, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed January 5, 2018).

10.12
Monitoring Services Agreement by and between Track Group, Inc. and Marion County Community Corrections Agency, dated December 18, 2017 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2018).

10.13
Monitoring Services Agreement by and between Track Group, Inc. and Gendarmeria of Chile, dated January 18, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 11, 2018).

10.14	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 19, 2018).

14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed December 19, 2017).

21	Subsidiaries of the Registrant (incorporated by reference to our Annual Report on Form 10-K, filed December 19, 2017).

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.
By:	/s/ Derek Cassell
Derek Cassell
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter K. Poli
Peter K. Poli Chief Financial Officer (Principal Accounting Officer)
Date: December 19, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Director and Chairman of the Board of Directors	December 19, 2018
Guy Dubois

/s/ Karen Macleod	Director	December 19, 2018
Karen Macleod

/s/ Karim Sehnaoui	Director	December 19, 2018
Karim Sehnaoui

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Track Group, Inc.
Naperville, IL

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Track Group, Inc. as of September 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Track Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Track Group, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as Track Group, Inc.’s auditor since 2013.

Salt Lake City, Utah
December 19, 2018

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND 2017

Assets	2018	2017
Current assets:
Cash	$5,446,557	$2,027,321
Accounts receivable, net of allowance for doubtful accounts of $3,152,966 and $3,033,362, respectively	5,978,896	5,673,297
Note receivable, net of allowances for doubtful accounts of $234,733, respectively	-	-
Prepaid expense and other	1,270,043	854,122
Inventory, net of reserves of $26,934, respectively	277,119	261,810
Total current assets	12,972,615	8,816,550
Property and equipment, net of accumulated depreciation of $1,999,222 and $1,778,634, respectively	745,475	903,100
Monitoring equipment, net of accumulated amortization of $5,325,654 and $4,906,925, respectively	3,162,542	3,493,012
Intangible assets, net of accumulated amortization of $12,016,512 and $9,839,032, respectively	23,253,054	24,718,655
Goodwill	8,076,759	8,226,714
Other assets	145,839	2,989,101
Total assets	$48,356,284	$49,147,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,518,030	2,769,835
Accrued liabilities	10,333,103	6,650,291
Current portion of long-term debt, net of discount of $0 and $185,811, respectively	30,437,810	30,270,531
Total current liabilities	43,288,943	39,690,657
Long-term debt, net of current portion	3,428,975	3,480,717
Total liabilities	46,717,918	43,171,374

Commitments and contingencies (Note 13)	-	-

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,401,650 and 10,480,984 shares outstanding, respectively	1,140	1,048
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,102,866	300,717,861
Accumulated deficit	(299,495,370)	(294,067,329)
Accumulated other comprehensive loss	(970,270)	(675,822)
Total equity	1,638,366	5,975,758
Total liabilities and stockholders’ equity	$48,356,284	$49,147,132

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Revenue:
Monitoring and other related services	$29,943,563	$28,887,460
Other	626,656	839,558
Total revenue	30,570,219	29,727,018

Cost of revenue:
Monitoring, products and other related services	11,511,341	11,997,031
Depreciation and amortization included in cost of revenue	1,856,734	2,128,668
Total cost of revenue	13,368,075	14,125,699

Gross profit	17,202,144	15,601,319

Operating expense:
General & administrative	13,983,924	12,216,041
(Gain) / loss on sale of asset	(8,500)	763,531
Restructuring costs	-	558,833
Impairment of intangible assets	-	506,413
Selling & marketing	1,895,452	2,311,725
Research & development	862,142	1,784,867
Depreciation & amortization	2,120,746	2,332,217
Total operating expense	18,853,764	20,473,627

Loss from operations	(1,651,620)	(4,872,308)

Other income (expense):
Interest income	242,973	20,086
Interest expense	(3,004,983)	(2,820,924)
Currency exchange rate gain (loss)	(445,426)	223,475
Gain on settlement of milestone payments	-	3,213,940
Other income/expense, net	23,740	11,556
Total other income (expense)	(3,183,696)	648,133
Net loss before income taxes	(4,835,316)	(4,224,175)
Income tax expense	592,725	501,651
Net loss attributable to common shareholders	(5,428,041)	(4,725,826)
Foreign currency translation adjustments	(294,719)	169,492
Comprehensive loss	$(5,722,760)	$(4,556,334)
Net loss per common share, basic and diluted	$(0.51)	$(0.45)
Weighted average common shares outstanding, basic and diluted	10,732,523	10,408,870

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2017 AND 2018

	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance as of October 1, 2017	10,480,984	$1,048	$300,717,861	$(294,067,329)	$(675,822)	$5,975,758

Modification of warrants	-	-	162,418	-	-	162,418

Cancellation of Common Stock issued to Board Member	(18,551)	(2)	2	-	-	-

Issuance of Common Stock for Board of Director fees	266,358	27	364,696	-	-	364,723

Issuance of Common Stock to employees for services	672,859	67	638,848	-	-	638,915

Issuance of Common Stock Warrants for Board of Director fees	-	-	75,000	-	-	75,000

Amortization of equity-based compensation granted to employees	-	-	144,041	-	-	144,041

Foreign currency translation adjustments	-	-	-	-	(294,448)	(294,448)

Net loss	-	-	-	(5,428,041)	-	(5,428,041)

Balance as of September 30, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2017 (continued)

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

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(5,428,041)	$(4,725,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,977,480	4,460,885
Impairment of intangible assets	-	506,413
Bad debt expense	182,045	1,048,737
Accretion of debt discount	185,811	222,973
Stock based compensation	1,719,844	1,140,520
(Gain) / loss on disposal of property and equipment	(8,500)	763,531
Gain on settlement of milestone payments	-	(3,213,940)
Loss on monitoring equipment included on cost of sales	390,098	569,371
Change in assets and liabilities:
Accounts receivable, net	(556,160)	583,694
Inventories	-	260,041
Prepaid expense and other assets	2,187,162	(433,978)
Accounts payable, accrued expense and other	3,380,853	2,965,365
Net cash provided by operating activities	6,030,592	4,147,786

Cash flow from investing activities:
Purchase of property and equipment	(154,373)	(84,749)
Capitalized software	(1,083,745)	(2,416,804)
Purchase of monitoring equipment and parts	(1,305,586)	(1,838,779)
Proceeds from sale of assets	8,500	512,500
Net cash used in investing activities	(2,535,204)	(3,827,832)

Cash flow from financing activities:
Principal payments on notes payable	(66,252)	(67,775)
Net cash used in financing activities	(66,252)	(67,775)

Effect of exchange rate changes on cash	(9,900)	5,221

Net increase in cash	3,419,236	257,400
Cash, beginning of year	2,027,321	1,769,921
Cash, end of year	$5,446,557	$2,027,321

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Cash paid for interest	$226,079	$22,456

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants for accrued Board of Director fees	75,000	100,000
Issuance of common shares in recognition of certain milestone achievements	-	75,937
Non-cash transfer of inventory to monitoring equipment	305,481	487,544

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

The Company’s business is based on the leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S. and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model. Currently, the Company deploys offender based management services that combine patented GPS tracking technologies, full-time 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. The Company offers customizable tracking solutions that leverage real-time tracking data, best-practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Business Condition. As of September 30, 2018 and 2017 the Company had an accumulated deficit of $299,495,370 and $294,067,329, respectively. The Company incurred a net loss of $5,428,041 and $4,725,826 for the years ended September 30, 2018 and 2017, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in the next 12 months. The Company’s successful development and transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand, through operational cash flows and the extension of its existing debt agreement. Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the upcoming twelve months. (See Note 15)

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Track Group, Inc. and its subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the period presented. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, certain assumptions related to the recoverability of intangible and long-lived assets.

Business Combinations

Business combinations are accounted for under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed at the date of acquisition are recorded at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expense is recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the contingent consideration is recorded at its probable fair value at the acquisition date. Any changes in fair value after the acquisition date are accounted for as measurement-period adjustments if they pertain to additional information about facts and circumstances that existed at the acquisition date and that the Company obtained during the measurement period. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as performance measures, are recognized in earnings.

Goodwill represents costs in excess of purchase price over the fair value of the assets of businesses acquired, including other identifiable intangible assets.

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2018. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

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

Fair Value of Financial Investments

The carrying amounts reported in the accompanying consolidated financial statements for accounts receivable, accounts payable, accrued liabilities and debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of our debt obligations approximate fair value as the interest rates approximate market interest rates.

Concentration of Credit Risk

In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Accordingly, the Company performs credit evaluations of our customers' financial condition.

The Company had sales to entities, two of which represented more than 10% of gross revenue, as follows for the years ended September 30, 2018 and 2017.

	2018	%	2017	%

Customer A	$9,201,502	30%	$8,747,338	29%
Customer B	$3,772,540	12%	$3,743,508	13%
Customer C	$2,468,472	8%	$2,326,318	8%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2018 or 2017.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2018 and 2017, respectively, are shown in the table below:

	2018	%	2017	%

Customer A	$1,689,976	29%	$1,657,316	30%
Customer B	$594,626	10%	$641,973	12%
Customer C	$428,560	7%	$394,253	7%

Based upon the expected collectability of our accounts receivable, the Company maintains an allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $2,900,105 and $1,445,364 of cash deposits in excess of federally insured limits as of September 30, 2018 and 2017, respectively.

Accounts Receivable

Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The allowance is estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms. Interest income is not recorded on trade receivables that are past due, unless that interest is collected.

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but entered into an agreement with one of its customers during the fiscal year ended September 30, 2012. Payments under the note are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note. The note requires monthly payments of $15,000, and matured in May 2014. The note is currently in default and accrues interest at a rate of 17% per annum. As of June 30, 2016, the Company no longer accrues interest on the note. As of September 30, 2018, the outstanding balance of the note was $120,824 of principal and $113,909 of accrued interest, which are both fully reserved.

Prepaid expense and other

The carrying amounts reported in the balance sheet for prepaid expense and other current assets approximate their fair market value based on the short-term maturity of these assets. Prepaid assets and other is comprised largely of performance bond deposits, tax deposits, vendor deposits and other prepaid supplier expenses. We generally expect deposits to be returned to the Company as cash within 12 months and prepaid expenses to be allocated over the commitment.

Inventory

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values. The Company did not record impairment of inventory during the fiscal years ended September 30, 2018 and 2017, respectively.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2018 and September 30, 2017, respectively, inventory consisted of the following:

	2018	2017
Finished goods inventory	$304,053	$288,744
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$277,119	$261,810

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not assemble, repair or process inventory or monitoring equipment being shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment.

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

Property and equipment consisted of the following as of September 30, 2018 and 2017, respectively:

	2018	2017
Equipment, software and tooling	$1,074,471	$1,028,081
Automobiles	6,153	52,230
Leasehold improvements	1,358,984	1,307,802
Furniture and fixtures	305,089	293,621
Total property and equipment before accumulated depreciation	2,744,697	2,681,734
Accumulated depreciation	(1,999,222)	(1,778,634)
Property and equipment, net of accumulated depreciation	$745,475	$903,100

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2018 and 2017, the Company recognized an $8,500 gain and $0 gain, respectively on the disposal of property and equipment. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet. See Note 14.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2018 and 2017 was $348,162 and $366,124, respectively.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of September 30, 2018 and 2017 is as follows:

	2018	2017
Monitoring equipment	$8,488,196	$8,399,937
Less: accumulated amortization	(5,325,654)	(4,906,925)
Monitoring equipment, net of accumulated depreciation	$3,162,542	$3,493,012

Amortization expense for the fiscal years ended September 30, 2018 and 2017 was $1,360,753 and $1,678,668, respectively. This expense was classified as a cost of revenue.

Monitoring equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell. As part of the sale of assets described in Note 4, the Company disposed of $771,568 of monitoring equipment and $361,463 of related accumulated amortization in the year ended September 30, 2017.

During the fiscal years ended September 30, 2018 and 2017, the Company disposed of leased monitoring equipment and parts of $390,098 and $569,371, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable, and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. See Note 14.

Revenue Recognition

Our revenue is predominantly derived from two sources: (i) monitoring services, and (ii) product sales.

Monitoring Services

Monitoring services include two components: (a) lease contracts pursuant to which the Company provides monitoring services and leases devices to distributors or end users and the Company retains ownership of the leased device; and (b) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services.

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

Product Sales

The Company may sell monitoring devices in certain situations to customers. In addition, the Company may sell equipment in connection with building out and setting up a monitoring center on behalf of customers. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices or equipment, prices are fixed or determinable (including sales not being made outside the normal payment terms) and collection is reasonably assured. When purchasing products (such as ReliAlert™ and Shadow™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

The Company sells and installs standalone tracking systems that do not require ongoing monitoring by us. We have experience in component installation costs and direct labor hours related to this type of sale and can typically reasonably estimate costs; therefore, the Company recognizes revenue over the period in which the installation services are performed using the percentage-of-completion method of accounting for material installations. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. The Company evaluates its estimated labor hours and costs and determines the estimated gross profit or loss on each installation for each reporting period. If it is determined that total cost estimates are likely to exceed revenue, the Company accrues the estimated losses immediately. All amounts billed have been earned.

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

The Company estimates product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.

Shipping and handling fees charged to customers are included as part of net revenue. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenue.

Research and Development Costs

During the fiscal year ended September 30, 2018 and September 30, 2017, the Company incurred research and development expense of $862,142 and $1,784,867, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2018 and 2017 was $8,264 and $14,984, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2018 and September 30, 2017, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2018 and 2017, there were 628,592 and 490,842 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2018 and 2017 consisted of the following:

	2018	2017
Exercise of outstanding Common Stock options and warrants (excludes 56,667 unvested options and warrants)	628,592	490,842
Total Common Stock equivalents	628,592	490,842

At September 30, 2018 and September 30, 2017, all stock option and warrant exercise prices were above the market price of $0.90 and $1.43, respectively, and thus have not been included in the basic earnings per share calculation.

Recent Accounting Pronouncements

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 841).” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management is currently evaluating the impact of this guidance on its consolidated financial statments and its operating lease obligations discussed in Note 13.

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

(3)	Acquisitions

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

(4)	Disposition

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

(5)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2018 and 2017:

	2018	2017
Accrued payroll, taxes and employee benefits	$1,937,021	$943,066
Deferred revenue	150,604	43,333
Deposits payable	54,504	-
Accrued taxes - foreign and domestic	351,469	529,926
Accrued settlement costs	-	200,000
Accrued board of directors fees	-	125,000
Accrued other expense	298,268	251,038
Accrued legal costs	473,777	116,824
Accrued costs of revenue	230,514	137,884
Accrued bond guarantee	157,199	-
Accrued interest	6,679,747	4,303,220
Total accrued liabilities	$10,333,103	$6,650,291

(6)	Certain Relationships and Related Transactions

The Company entered into certain transactions with related parties during the fiscal year ended September 30, 2018 and 2017. These transactions consist mainly of financing transactions and service agreements. Transactions with related parties are reviewed and approved by the independent and disinterested members of the Board of Directors.

Related-Party Loan Agreement

On September 25, 2015, the Company entered into the Sapinda Loan Agreement with Sapinda, a related party at that time, to provide the Company with a $5.0 million line of credit that accrued interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Sapinda Loan Agreement, available funds could be drawn down at the Company’s request at any time prior to the maturity date of September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest would have become due and payable. The Company, however, was entitled to elect to satisfy any outstanding obligations under the Sapinda Loan Agreement prior to the Maturity Date without penalties or fees.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extended the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminated the requirement that the Company pay Sapinda the 3% interest, and forgave the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provided that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date were forgiven. Per Amendment Number One, Lender Penalties began to accrue again because Sapinda failed to fund the amount of $1.5 million on or before March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $548,000 at September 30, 2018, under Section 6.3 of the Sapinda Loan Agreement, as amended, and the Company intends to offset Lender Penalties against future payments due. We did not draw on this line of credit, nor did we pay any interest during the year ended September 30, 2018. The undrawn balance of this line of credit at September 30, 2018 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Stock Payable – Related Party

In connection with the acquisition during fiscal year ended September 30, 2015 described under Note 3 above, the Company recognized a liability for stock payable to the Sellers of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock are payable based on the achievement of certain milestones. Changes in the stock payable liability are shown below:

	September 30, 2018	September 30, 2017
Beginning balance	$-	$3,289,879
Payment of shares for achieving performance milestones	-	(75,939)
Adjustment to Track Group Analytics stock payable	-	(213,940)
Adjustment to GPS Global stock payable	-	(3,000,000)
Ending balance	$-	$-

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	2018	2017

Related party loan with an interest rate of 8% per annum for borrowed funds. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Shares of Common Stock valued at up to $3,000,000, in the balance shown above, could have been earned by the former owner of GPS Global Tracking and Surveillance System, Ltd., now a wholly-owned subsidiary of the Company, subject to achieving certain milestones under the Share Purchase Agreement dated April 1, 2014. The measurement period of the milestones ended April 1, 2017. On March 30, 2017, the Company informed the seller that neither the Company nor the seller sold or leased the required number of GPS tracking devices, under a revenue generating contract, as defined in the Share Purchase Agreement and no contingent shares had been earned. Accordingly, the Company reversed the $3,000,000 contingent liability in the fiscal year ended September 30, 2017 in “Other Income, net” in the Consolidated Statements of Operations.

In connection with the acquisition of TGA (see Note 3), the Company recognized a liability for Common Stock payable to the former owners of the entity acquired. In conjunction with the respective purchase agreements, shares of the Company’s Common Stock are payable based on the achievement of certain milestones on or before November 26, 2016. The final milestone payment of 10,602 shares of common stock related to the TGA acquisition was paid in the second fiscal quarter of 2017.

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

(7)	Restructuring

In the first quarter of fiscal year 2017, the Company approved a plan to restructure our business (the “Restructuring Plan”) to streamline operations by consolidating our headquarters from Salt Lake City, Utah into our existing Chicagoland office. The Restructuring Plan, which was completed in fiscal 2017, also included outsourcing the Company’s monitoring center that allowed a significant head count reduction, lower future expense, and improve the Company’s ability to align workforce costs with customer demands. During the year ended September 30, 2017, the Company recognized expense for the Restructuring Plan of $558,833, including $435,643 of severance expense and $123,190 of lease and moving costs, all of which were paid in fiscal 2017.

(8)	Debt Obligations

Debt obligations as of September 30, 2018 and 2017 consisted of the following:

	2018	2017

Unsecured facility agreement with Conrent S.A. whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on April 1, 2019. A $1.2 million origination fee was paid and recorded as a debt discount and is being amortized as interest expense over the term of the loan. As of September 30, 2018, the remaining debt discount was $0. The Company did not pay interest on this loan during the year ended September 30, 2018.	$30,400,000	$30,214,189

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	67,141	123,393

Capital lease with effective interest rate of 12%. Contract concluded on September 7, 2018.	-	14,022

Total debt obligations	33,866,785	33,751,248
Less current portion	(30,437,810)	(30,270,531)
Long-term debt, net of current portion	$3,428,975	$3,480,717

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2018:

Fiscal Year	Total
2019	$30,437,810
2020	3,428,975
2021 & thereafter	-
Total	$33,866,785

As of September 30, 2018, and 2017, the Company had total capital lease obligations of $0 and $14,022.

(9)	Preferred Stock

The Company’s Certificate of Incorporation authorizes it to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Company’s Board of Directors has the authority to amend its Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create additional series of preferred stock.

Series A Preferred Stock

On October 12, 2017, the Company filed a Certificate of Designation of the Relative Rights and Preferences (“Certificate of Designation”) with the Delaware Division of Corporations, designating 1,200,000 shares of the Company’s preferred stock as Series A Preferred. Shares of Series A Preferred rank senior to the Company’s common stock, and all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series A Preferred.

Except with respect to transactions upon which holders of the Series A Preferred are entitled to vote separately as a class under the terms of the Certificate of Designation, the Series A Preferred has no voting rights. The shares of common stock into which the Series A Preferred is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding shares of our common stock.

The Series A Preferred has no separate dividend rights; however, whenever the Board declares a dividend on the Company’s Common Stock, if ever, each holder of record of a share of Series A Preferred shall be entitled to receive an amount equal to such dividend declared on one share of common stock multiplied by the number of shares of common stock into which such share of Series A Preferred could be converted on the Record Date.

Each share of Series A Preferred has a Liquidation Preference of $35.00 per share, and is convertible, at the holder’s option, into ten shares of the Company’s Common Stock, subject to adjustments as set forth in the Certificate of Designation, at any time beginning five hundred and forty days after the date of issuance.

As of September 30, 2018, no shares of Series A Preferred were issued and outstanding.

(10)	Common Stock

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

In addition, the Company issued 30,797 warrants to a member of the Company’s Board of Directors in exchange for 18,551 shares of Common Stock the director previously received for services provided during the period of October 2016 to June 2017, which shares were therefore cancelled in the fiscal year ended September 30, 2018.

During the fiscal year ended September 30, 2017, the Company issued 147,468 shares of Common Stock. Of these shares, 42,026 shares were issued for services rendered to the Company, valued at $167,285; 10,602 shares valued at $75,938 were issued in connection with the acquisition of a subsidiary and for achieving certain performance milestones; and 94,840 shares were issued to pay Board of Director fees of $565,000.

(11)	Stock Options and Warrants

Stock Incentive Plan

The 2012 Plan was approved at the Annual Meeting of Shareholders on December 21, 2011, and at the Annual Meeting of Shareholders on May 19, 2015, the Company’s shareholders approved an amendment increasing the number of shares of Common Stock available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. At our May 11, 2017 Board of Directors meeting, the Board of Directors approved a resolution extending the expiration date of 573,663 warrants held by five current Board members and three members of management that were granted during the fiscal year 2011 and fiscal years 2013 through 2017. These extensions were between one and five years, did not affect the exercise price of the warrants and resulted in incremental stock-based compensation of $801,584, of which $790,314 was expensed in the three months ended June 30, 2017. All future grants of warrants and options will have an expiration period of five years. The warrants for Board members vest immediately and warrants issued to employees vest annually over either a two or three year period after the grant date. A total of 803,262 shares are authorized for issuance pursuant to awards granted under the 2012 Plan.

During the fiscal years ended September 30, 2018 and 2017, options to purchase 30,797 and 110,000 shares of Common Stock were granted under the 2012 Plan. During the year ended September 30, 2018, the Company cancelled 18,551 shares of Common Stock under the 2012 Plan. All the shares of Common Stock issued during 2018 were related to Board of Director fees, which were earned in fiscal year 2017. As of September 30, 2018, 27,218 shares of Common Stock were available for future grants under the 2012 Plan.

All Options and Warrants

On November 30, 2017, the Board of Directors unanimously approved the adjustment of the exercise price of 605,678 unexercised warrants, with original exercise prices ranging from $1.81 to $19.46, issued under the 2012 Plan to $1.24, resulting in incremental stock-based compensation of $149,088, which was expensed in the fiscal year ended September 30, 2018.

On January 26, 2018, the Board of Directors unanimously approved the adjustment of the exercise price of 65,617 unexercised warrants held by a member of the Company’s Board of Directors whose unexercised warrants were not repriced along with those that were adjusted on November 30, 2017, with original exercise prices ranging from $1.43 to $7.20, issued under the 2012 Plan to $1.15, resulting in incremental stock-based compensation of $12,530, which was expensed in the fiscal year ended September 30, 2018.

The Company issued 30,797 warrants to a member of the Company’s Board of Directors under the 2012 Plan in exchange for 18,551 shares of common stock the director previously received for services provided during the period of October 2016 to June 2017, which shares were therefore cancelled in the fiscal year ended September 30, 2018.

In addition, the Company issued 54,792 restricted warrants outside of the 2012 Plan for Board of Director services rendered in the first six months of fiscal year 2018 valued at $50,000.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2018 and 2017, the Company granted 0 and 137,268 options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $169,041 and $244,093 for the fiscal years ended September 30, 2018 and 2017, respectively, related to the issuance and vesting of outstanding stock options and warrants.

As of September 30, 2018, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

During the fiscal year ended September 30, 2017, the Company granted 27,268 warrants to members of the Company’s Board of Directors, valued at $75,000.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2018 and 2017 using the Black-Scholes model, respectively:

	Fiscal Years Ended
	September 30,
	2018	2017
Expected stock price volatility	102%	120%
Risk-free interest rate	2.09%	0.77%
Expected life of options/warrants	5 Years	5 Years

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

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2018 and 2017 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	504,991	$10.78	1.15 years	$182,095
Granted	151,080	$3.77
Expired	(55,229)	$16.29
Exercised	-	-
Outstanding as of September 30, 2017	600,842	$8.51	4.90 years	-
Granted	85,589	1.13
Expired	(1,172)	(19.29)
Exercised	-	$-
Outstanding as of September 30, 2018	685,259	$1.56	3.90 years	$-
Exercisable as of September 30, 2018	628,592	$1.59	3.95 years	$-

The fiscal year end intrinsic values are based on a September 29, 2018 closing price of $0.90 per share.

(12)	Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system.  Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

Based on the provisions of the Tax Act, the Company re-measured its U.S. deferred tax assets and liabilities and adjusted its deferred tax balances to reflect the lower U.S. corporate income tax rate at December 31, 2017. The re-measurement of the Company's U.S. deferred tax assets and liabilities at the lower enacted U.S. corporate tax rate resulted in an income tax expense of $23,668,000 which is included in the provision.

For the fiscal years ended September 30, 2018 and 2017, the Company incurred net losses for income tax purposes of $5,428,041 and $4,725,826, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2018, the Company had net carryforwards available to offset future taxable income of approximately $206,000,000 of which less than $200,000 will expire in 2018. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2018, or on net deferred tax asset as of September 30, 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2018 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2018	2017
Net loss carryforwards	$51,296,000	$58,134,000
Accruals and reserves	913,000	1,319,000
Contributions	16,000	24,000
Depreciation	53,000	(113,000)
Stock-based compensation	1,018,000	594,000
Valuation allowance	(53,296,000)	(59,958,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2018 and 2017 are as follows:

	Fiscal Years Ended
	September 30,
	2018	2017
Federal income tax benefit at statutory rate	$(1,700,000)	$2,382,000
State income tax benefit, net of federal income tax effect	(265,000)	231,000
Effect of foreign income taxes	593,000	502,000
Non-deductible expenses	(554,000)	(516,000)
Rate change due to Tax Cuts and Jobs Act	24,222,000	-
Deferred only adjustment	(15,791,000)	-
Change in valuation allowance	(5,912,000)	(2,097,000)
Provision for income taxes	$593,000	$502,000

During the fiscal year ended September 30, 2014, the Company began recognizing revenue from international sources from our products and monitoring services. During the fiscal year ended September 30, 2014, the Company began recognizing a liability for value-added taxes, which will be due upon collection. At September 30, 2018, the Company had a net receivable related to payments on VAT tax of $400. During the year ended September 30, 2018, the Company recorded income tax expense of $592,725 related to a foreign jurisdiction, which is included in income tax expense on the Consolidated Statements of Operations.

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2015 through September 30, 2018.

(13)	Commitments and Contingencies

Legal Matters

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The Plaintiffs are alleging $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issue remains, reversing the Summary Judgment and remanding the case back to trial. The Company’s motion for partial Summary Judgment has been denied. A five day trial is tentatively scheduled to take place in February 2019.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by the Company’s counsel on April 15, 2017. In May the Court of Appeals reversed the trial court decision and granted the Company’s Motion to Dismiss the Plaintiff’s claims. Plaintiff has filed a petition to have the case heard in the Georgia Supreme Court. On June 27, 2018, Counsel filed a response to the petition and we are currently waiting on a ruling from the court. We believe the claims are inaccurate and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note are in the amount of $230,000, plus per annum interest. The Defendant’s initial Counterclaims were dismissed; however, the Court granted the Defendant leave to amend. The Amended Counter Claims were filed on June 23, 2017 alleging $1,628,667 in damages. The Company’s Motion to Dismiss the Amended Counterclaims was denied on September 19, 2017. The Company filed an Answer to the Amended Counterclaims on October 3, 2017. Depositions have taken place for both parties. The Company’s motion for Summary Judgment on ICS’s Counterclaims was filed on August 13, 2018. Once the motion is fully briefed a hearing will be scheduled. We believe we will be successful in this action for amounts owed under the loan agreement and promissory note; however, the Company may encounter problems enforcing a favorable judgment in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of contract by ICS. Under the terms of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS, any dispute must be resolved by binding arbitration. The Company asserts that ICS has failed to pay the Company fees owed to it under the C&M Agreement. The amount owed to the Company is approximately $1.0 million. Depositions were completed in August of 2017. The arbitration hearing took place on January 31, 2018. The arbitrator requested legal briefings after the hearing which were submitted in March 2018. Final briefs were submitted to the arbitrator on May 30, 2018. The arbitrator ruled that ICS owes the Company $689,000. ICS submitted a Request for Modification of the arbitration award on August 22, 2018 and the arbitrator subsequently eliminated the earlier award of $689,000 to the Company. The Company is currently pursuing legal means to demonstrate that there is no such basis for the change by the arbitrator.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. Mr. Merrill’s employment with the Company was terminated effective September 27, 2016. The Company filed an Answer with Counter Claims on December 21, 2016. The Company filed a motion for Summary Judgment on January 16, 2018. At a hearing on April 25, 2018, the court dismissed the Plaintiff’s claims related to an oral look-back agreement and a separation agreement. The court has not ruled on Plaintiff’s claims related to his employment agreement. A settlement amount could not be reached by the parties. The matter will likely proceed to trial after expert discovery is conducted. We intend to defend the case vigorously and believe the allegations and claims are without merit.

Michael Anthony Johnson v. Community Corrections of Marion County and Track Group, Inc. On February 28, 2017, the Company was notified that Mr. Johnson, the Plaintiff, had filed a pro se complaint in the United States District Court for the Southern District of Indiana, asserting violations of his rights under 28 U.S.C. Sec.1331. Mr. Johnson alleged damages of at least $250,000. The Company’s motion for Summary Judgment was granted on August 31, 2018.

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

Pablo Gonzalez-Cruz, et al. v. Track Group-Puerto Rico, et al. On June 9, 2017, the Plaintiff, Pablo Gonzalez-Cruz, and relatives of the Plaintiff, filed a Complaint in the Court of First Instance, San Juan Superior Court, Common Wealth of Puerto Rico against the Company, and associated parties alleging the death of his daughter was a direct and immediate result of the gross negligence. The Company’s insurance carrier reached a settlement with the Plaintiff through an agreement dated September 5, 2018.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn out after it sold and leased a sufficient number of GPS devices to meet the earn-out milestone. In the alternative, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of Contingent Stock under the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. Furthermore, according to the SPA, any disputes are to be resolved through binding arbitration and enforced in the State of Utah. The Company filed a motion to dismiss the Complaint and Compel Arbitration on September 5, 2018 and we are waiting on a ruling from the court.

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda (“Plaintiff”) filed a complaint in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, against the Company alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”) and the Age Discrimination in Employment Act (“ADEA”). Plaintiff seeks injunctive relief and monetary damages in an unspecific amount. On October 5, 2018, the Company filed its answer and affirmative defenses to Plaintiff’s First Amended Complaint denying Plaintiff’s allegations in their entirety. The Company believes that Plaintiff’s allegations are unfounded and without merit.

Operating Lease Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

Fiscal Year	Total

2019	$329,941
2020	255,646
2021	183,131
2022	167,345
2023	3,612
Thereafter	-
Total	$939,675

The total operating lease obligations of $939,675 is largely related to facilities operating leases. During the years ended September 30, 2018 and 2017, the Company paid $476,152 and $545,228, in lease payment obligations, respectively.

(14)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2018 and 2017, respectively:

2018	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value

Patent & royalty agreements	7.99	$21,170,565	$(7,751,751)	$-	$13,418,814
Developed technology	7.60	11,835,293	(2,885,092)	-	8,950,201
Customer relationships	7.70	1,860,000	(1,050,733)	-	809,267
Trade name	9.57	325,507	(250,735)	-	74,772
Website	3.00	78,201	(78,201)	-	-
Total		$35,269,566	$(12,016,512)	$-	$23,253,054

2017	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value

Patent & royalty agreements	7.99	$21,170,565	$(6,415,229)	$-	$14,755,336
Developed technology	8.22	11,116,738	(2,301,259)	-	8,815,479
Customer relationships	7.70	2,590,683	(1,039,336)	(499,759)	1,051,588
Trade name	9.57	332,183	(240,941)	-	91,242
Website	3.00	78,201	(73,191)	-	5,010
Total		$35,288,370	$(10,069,956)	$(499,759)	$24,718,655

The intangible assets summarized above were purchased or developed on various dates from January 2010 through September 30, 2018. The assets have useful lives ranging from three to twenty years. Amortization expense for the years ended September 30, 2018 and 2017 was $2,268,846 and $2,416,092, respectively. The Company disposed of $1,600,000 of intangible assets and $734,074 of accumulated amortization related to the sale of assets during the year ended September 30, 2017. See Note 4. In connection with the Company’s annual impairment testing performed by an independent valuation firm, a non-cash impairment charge of $506,413, based on the monthly average exchange rate, was recorded during the year ended September 30, 2017 related to a legacy non-core facet of the business. This charge is included in Impairment of intangible assets on the Consolidated Statements of Operations. There was no impairment indicated for the year ended September 30, 2018.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2018:

Fiscal Year	Amortization	Patent	STOP Royalty
2019	$2,507,840	$1,852	$450,000
2020	2,449,940	-	450,000
2021	2,408,800	-	450,000
2022	2,232,132	-	450,000
2023	2,119,313	-	450,000
Thereafter	9,095,677	-	187,500
Total	$20,813,702	$1,852	$2,437,500

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2018. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30 consisted of the following:

	September 30,
	2018	2017
Balance - beginning of year	$8,226,714	$7,955,876
Effect of foreign currency translation on goodwill	(149,955)	270,838
Balance - end of year	$8,076,759	$8,226,714

(15)	Subsequent Events

On November 14, 2018, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2019 to April 1, 2020. On December 3, 2018, Conrent agreed to convene meetings of the investors who purchased the securities from Conrent to finance the debt (the “Noteholders”) and subsequently issued a notice of a meeting of Noteholders for each series of Notes, which meetings will be held on January 16, 2019. Based on discussions between the Company and Conrent to date, the Company anticipates that the Noteholders will agree to extend the maturity of the Amended Facility Agreement before its maturity on April 1, 2019, however no assurance can be given.