Form 10-K/A
period 2018-09-30
Track Group, Inc.
filed 2019-01-28
CIK 1045942

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

As of January 24, 2019, there were 11,401,650 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Track Group, Inc. (the “Company,” “our” or “we”) for the year ended September 30, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on December 19, 2018 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

-i-

Track Group, Inc.

FORM 10-K/A
For the Fiscal Year Ended September 30, 2018

-ii-

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors (the “Board”) and executive officers consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal. Our Bylaws provide that the authorized number of directors shall be fixed by the Board from time to time. The directors and executive officers are as follows:

Guy Dubois	60	Chairman of the Board of Directors
Derek Cassell	45	Chief Executive Officer
Peter K. Poli	57	Chief Financial Officer
Karen Macleod	55	Director
Karim Sehnaoui	40	Director

Guy Dubois, became a director in December 2012, and has served as our Chairman since February 2013. In addition, Mr. Dubois served as our Chief Executive Officer from September 2016 to December 2017. Mr. Dubois is the Founder and Chairman of Singapore-based Tetra House Pte. Ltd., a provider of bespoke consulting and advisory services out of Singapore, Luxemburg, and most recently launched CIRCLO3 in the United Kingdom. Mr. Dubois is a former director and Chief Executive Officer of Gategroup AG, and also previously held various executive leadership roles at Gate Gourmet Holding LLC. Mr. Dubois has held executive management positions at Roche Vitamins Inc. in New Jersey, as well as regional management roles in that firm’s Asia Pacific operations. Mr. Dubois also served the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including treasurer and chief accountant. Additionally, Mr. Dubois worked with IBM in Sweden as Product Support Specialist for Financial Applications. A Belgian citizen, Mr. Dubois holds a degree in financial science and accountancy from the Limburg Business School in Diepenbeek, Belgium.

In considering Mr. Dubois as a director of the Company, the Board reviewed his extensive financial and management expertise and experience. In addition, Mr. Dubois’ public company senior management and board experience, and the leadership he has shown in his positions with prior companies, were considered important factors in the determination of the current Board, as well as the fact that he served as the Company’s Chief Executive Officer for approximately a year.

Derek Cassell joined the Company in June 2014 through the strategic acquisition of Emerge Monitoring, at which time he was appointed Divisional President, Americas. Mr. Cassell was appointed to serve as our President in December 2016 and was promoted to the role of Chief Executive Officer effective January 1, 2018. From September 2008 until June 2014, Mr. Cassell served as an Executive Vice President of Emerge Monitoring, which was part of the Bankers Surety Team. Mr. Cassell has over 20 years of experience providing correctional solutions to the criminal justice industry. His previous positions include Director of Operations for ADT Correctional Services, Director of Customer Support for G4S Justice Services, and National Sales and Marketing Manager for ElmoTech Inc. He holds a Criminal Justice Degree from Henry Ford College in Dearborn Heights, Michigan.

Peter K. Poli has served as our Chief Financial Officer since January 2017. In addition, he has served as the Chief Financial Officer and Treasurer of Emerge Monitoring, Inc., Secretary and Treasurer of Track Group – Puerto Rico, Inc., Secretary of Track Group Analytics, Limited and Manager of Emerge Monitoring LLC, all of which are subsidiaries of the Company, since May 2017. Before joining the Company, Mr. Poli served as the Chief Financial Officer of Grand Banks Yachts Limited from August 18, 2004 through December 31, 2015. In addition, he served as an Executive Director of Grand Banks Yachts from March 31, 2008 through October 28, 2015. Prior to his time with Grand Banks Yachts Limited, Mr. Poli served as the Chief Financial Officer for Acumen Fund Inc., I-Works Inc., and as Vice President and Chief Financial Officer of FTD.COM. Mr. Poli also spent nine years as an Investment Banker with Dean Witter Reynolds, Inc. and served as the CFO of a wholly-owned subsidiary of Morgan Stanley Dean Witter from 1997 to 1999. In addition, Mr. Poli served as an Independent Director of Leapnet, Inc. from 2000 to 2002. Mr. Poli earned a Bachelor of Art in Economics and Engineering from Brown University in 1983 and an MBA from Harvard Business School in 1987.

Karen Macleod became a director of the Company in January 2016 and currently serves as Chief Executive Officer of Arete Group LLC, a professional services firm. Prior to Arete Group, Ms. Macleod was President of Tatum LLC, a New York-based professional services firm owned by Randstad, from 2011 to 2014, and was a co-founder of Resources Connection (NASDAQ:RECN), now known as RGP, a multinational professional services firm founded as a division of Deloitte in June 1996. Ms. Macleod served in several positions for RGP, including as a director from 1999 to 2009 and President, North America from 2004 to 2009. Prior to RGP, Ms. Macleod held several positions in the audit department of Deloitte from 1985 to 1994. Ms. Macleod served as a director for A-Connect (Schweiz) AG, a privately held, Swiss-based global professional services firm, from 2014 to 2016, and was a director for Overland Solutions from 2006 to 2013. Currently, Ms. Macleod is serving as a director on the Board of the FWA (Financial Women’s Association) in New York, and is a member of their audit committee. Ms. Macleod holds a Bachelor of Science in Business/Managerial Economics from the University of California, Santa Barbara.

The Board believes Ms. Macleod’s senior public company leadership experience along with her finance and accounting background are important to the ongoing growth of the Company and corporate governance excellence.

Karim Sehnaoui became a director of the Company in February 2018. Mr. Sehnaoui is an entrepreneur and investment professional, who specializes in private equity, venture capital, and corporate finance. Currently, he serves as General Manager of the Reference Group SARL, a boutique financial advisory firm based in Geneva, Switzerland, which position he has held since October 2017, and as a Director of ETS Limited. In addition, Mr. Sehnaoui is the founder and current Managing Director of Elham Management and Investment Group, an investment firm founded in 2011 that is dedicated to sustainable strategic investing. From 2012 to 2016, Mr. Sehnaoui taught graduate level finance courses as a visiting Assistant Professor at MSB Mediterranean School of Business in Tunisia. Prior to that, Mr. Sehnaoui spent several years in investment banking and private equity, serving as Acting Chief Investment Officer of Abu Dhabi Investment House PJSC and General Manager for Abu Dhabi Investment House S.A., and Business Development Director at Ithmaar Bank. Mr. Sehnaoui is currently a member of the Supervisory Board of Fyber N.V. (FRA: FBEN), an advertising technology company. Mr. Sehnaoui holds Bachelor’s and Master’s degrees in Civil Engineering from McGill University in Montreal, Canada, and was a Global Leadership Fellow at the World Economic Forum in Geneva, Switzerland from 2005 to 2007.

The Board’s decision to appoint Mr. Sehnaoui as a director of the Company was made in connection with ETS Limited becoming the Company’s largest shareholder of record. The Board also believes Mr. Sehnaoui’s senior leadership experience, along with his private equity and venture capital background, are important to the ongoing growth of the Company and corporate governance.

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

 Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2018 and that such filings were timely except the following:

●
Dr. Ray Johnson, a former director, filed two Form 4s reporting an aggregate of five late transaction;
●
Peter Poli, our Chief Financial Officer, filed a Form 4 reporting one late transaction;
●
Dirk van Daele, a former director, filed two Form 4s reporting an aggregate of four late transactions;
●
Guy Dubois, a director and our former Chief Executive Officer, filed a Form 4 reporting sixteen late transactions;
●
David Boone, a former director, filed a Form 4 reporting seven late transactions; and
●
Karen Macleod, a former director, filed a Form 4 reporting five late transactions.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics that applies to our officers, directors and employees. The Code of Business Conduct and Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. We have posted our Code of Business Conduct and Ethics on our website, www.trackgrp.com, and will post any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics.

Board Leadership Structure

Our Board of Directors has discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chairman of the Board. Guy Dubois served in both roles from September 11, 2016 through December 31, 2017. Our Board believed that his combined role was most advantageous to the Company and our stockholders. Effective January 1, 2018, the Board of Directors promoted the President of the Company, Mr. Derek Cassell, to the role of Chief Executive Officer, and thereby separated the roles of Chief Executive Officer and Chairman of the Board. Mr. Dubois continues to serve as Chairman of the Board.

In addition to Mr. Cassell’s and Mr. Dubois’ leadership, the Board maintains effective independent oversight through a number of governance practices, including, open and direct communication with management, input on meeting agendas, and regular executive sessions.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment is also performed through periodic reports received by the Board from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Our Board meets privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Director Nominations

The Board nominates directors for election at each annual meeting of stockholders and appoints new directors to fill vacancies when they arise, and has the responsibility to identify, evaluate and recruit qualified candidates to the Board for such nomination or appointment.

The Board of Directors identifies director nominees by first considering those current members of the Board who are willing to continue service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. Nominees for director are selected by a majority of the members of the Board of Directors. Although the Company does not have a formal diversity policy, in considering the suitability of director nominees, the Board considers such factors as it deems appropriate to develop a Board that is diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the Board include judgment, knowledge, skill, diversity, integrity, experience with businesses and other organizations of comparable size, including experience in the software and/or technology industries, software, intellectual property, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other Board members, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board and any committees of the Board.

A stockholder who wishes to suggest a prospective nominee for the Board may notify the Secretary of the Company in writing with any supporting material the stockholder considers appropriate. Nominees suggested by stockholders are considered in the same way as nominees suggested from other sources.

In addition, the Company’s Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at the Company’s annual meeting of stockholders. In order to nominate a candidate for director, a stockholder must give timely notice in writing to the Secretary of the Company and otherwise comply with the provisions of the Company’s Bylaws. Information required by the Company’s Bylaws to be in the notice include: the name, contact information and share ownership information for the candidate and the person making the nomination, and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and its related rules and regulations. The Board may also require any proposed nominee to furnish such other information as may reasonably be required by the Board to determine the eligibility of such proposed nominee to serve as director of the Company. The recommendation should be sent to: Secretary, Track Group, Inc., 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563. You can obtain a copy of the Company’s Bylaws by writing to the Secretary at this address.

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

The Board of Directors is elected by and is accountable to our shareholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met eleven times during the year ended September 30, 2018 and all incumbent directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which such directors served.

Board Committees and Charters

Effective May 31, 2018, David Boone, Dirk van Daele, Eric Rosenblum and Ray Johnson (together, the “Former Directors”) resigned from their positions as directors on the Company’s Board of Directors, leaving Guy Dubois, Karim Sehnaoui and Karen Macleod as the remaining directors on our Board. Certain disclosure which follows regarding corporate governance refers to the Company’s Board of Directors and corporate governance policies and procedures prior to the resignation of the Former Directors, and does not reflect the Company’s corporate governance policies and procedures subsequent to such resignations.

The Board of Directors had three standing committees prior to the resignation of the Former Directors: the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. These committees assisted the Board of Directors to perform its responsibilities and make informed decisions. Effective May 31, 2018, as a result of the resignation of Messrs. Boone, van Daele, Rosenblum and Johnson, the Board no longer has an acting Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee. Instead, the full Board of Directors administers the duties of the Audit Committee, Compensation and Nominating and Corporate Governance Committees.

Audit Committee

Prior to May 31, 2018, we had a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The primary duties of the Audit Committee were to oversee (i) management’s conduct related to our financial reporting process, including reviewing the financial reports and other financial information provided by the Company, and reviewing our systems of internal accounting and financial controls, (ii) our independent auditors’ qualifications and independence and the audit and non-audit services provided to the Company, and (iii) the engagement and performance of our independent auditors. The Audit Committee assisted the Board in providing oversight of our financial and related activities, including capital market transactions. The Audit Committee had a charter, a copy of which is available on our website at www.trackgrp.com.

The Audit Committee met with our Chief Financial Officer and with our independent registered public accounting firm and evaluated the responses by the Chief Financial Officer, both to the facts presented and to the judgments made by our independent registered public accounting firm. The Audit Committee met three times during the 2018 fiscal year prior to May 31, 2018, and all members of the Audit Committee attended at least 75% of the Committee’s meetings.

Prior to May 31, 2018, the Members of the Audit Committee consisted of Ms. Macleod, Mr. Rosenblum and Mr. van Daele. Each member of the Audit Committee, satisfied, as determined by the full Board of Directors, the definition of independent director as established in the Nasdaq Stock Market Rules and were financially literate. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors designated Ms. Macleod as the Audit Committee’s “audit committee financial expert” as defined by the applicable regulations promulgated by the SEC. Currently, the entire Board of Directors serves in the capacity as an Audit Committee.

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2018 with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

Compensation Committee

Prior to May 31, 2018, we had a separately designated standing Compensation Committee. The members of the Compensation Committee consisted of Dr. Johnson and Mr. Rosenblum, both of whom were determined to be independent directors in accordance with the Nasdaq Stock Market Rules, including Rule 5605(d)(2)(A). The Compensation Committee met one time during the 2018 fiscal year prior to May 31, 2018, and all members of the Compensation Committee attended at least 75% of the Committee’s meetings.

Currently, the entire Board of Directors serves in the capacity as a Compensation Committee. As such, the entire Board of Directors has the responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Board monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders. Additionally, the Board administers compensation plans in a manner consistent with the terms of such plans (including, as applicable, the granting of stock options, restricted stock, stock units and other awards, the review of performance goals established before the start of the relevant plan year, and the determination of performance compared to the goals at the end of the plan year).

Currently, Ms. Macleod serves as the sole independent director, as determined by the Board of Directors in accordance with the Nasdaq Stock Market Rules, including Rule 5605(d)(2)(A).

Nominating and Corporate Governance Committee

Prior to May 31, 2018, we had a separately designated standing Nominating and Corporate Governance Committee. Messrs. van Daele, Boone and Johnson served as members of our Nominating and Corporate Governance Committee. Currently, the entire Board of Directors serves in the capacity as a Nominating Committee. As such, the entire Board of Directors has the responsibility for identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

Currently, our full Board is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of the Board of Directors, and recommend a slate of directors to be nominated for election at the annual meeting of stockholders, or, in the case of a vacancy on the Board of Directors, elect a new director to fill such vacancy. The Nominating and Corporate Governance Committee held one meeting during the 2018 fiscal year prior to May 31, 2018.

Independent Directors

Prior to the resignations of Messrs. Boone, van Daele, Rosenblum and Johnson, the Company had determined that, other than Messrs. Dubois and Sehnaoui, all of its then directors were independent directors as defined by the rules and regulations of the Nasdaq Stock Market.

The Board has determined that Ms. Macleod is currently the Company’s sole independent director as defined by the rules and regulations of the Nasdaq Stock Market. Ms. Macleod meets the independence standards established by the Nasdaq Stock Market and the U.S. Securities and Exchange Commission (the “SEC”). In addition, the Board has determined that of its current directors, Ms. Macleod satisfies the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities that are greater than those generally imposed as members of the Board, and the designation as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the Board.

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

Summary Compensation Table

The following summary compensation table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2017 and 2018:

(a)
our principal executive officer;

(b)
our other two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2018 and who had total compensation exceeding $100,000; and

(c)
additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year (together, the “ Named Executive Officers”).

Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($)	($)

Guy Dubois (3)	2018	$-	$60,000	$350,000(4)	$-	$50,000	$460,000
Chairman and Former Executive Chairman	2017	$-	$-	$100,000(4)	$-	$-	$100,000

Derek Cassell (5)	2018	$266,923	$30,000	$315,000	$-	$-	$611,923
Chief Executive Officer and Former President	2017	$224,454	$-	$193,846	$-	351(6)	$418,651

Peter Poli	2018	$247,692	$22,500	$157,500	$-	$-	$427,692
Chief Financial Officer	2017	$175,384	$-	$-	$134,318	$-	$309,702

(1)	This column represents the grant date fair value in accordance with ASC 718. These amounts do not represent the actual value that may be realized by the named executive officers.

(2)
This column represents the grant date fair value in accordance with ASC 718. Please refer to the section labeled “Stock-Based Compensation” found within Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on December 19, 2018 for the relevant assumptions used to determine the compensation cost of our stock option awards. These amounts do not represent the actual value, if any, that may be realized by the named executive officers.

(3)
Mr. Dubois served as a member of the Executive Committee from October 2012 to September 2016, and as the Chief Executive Officer from September 2016 to December 2017. He currently serves as the Chairman of our Board of Directors. Mr. Dubois does not have an employment agreement, nor did he when serving as the Company’s Executive Chairman.

(4)
$25,000 and $0 of Mr. Dubois’ stock award payments had been accrued, but not yet issued as of September 30, 2017 and 2018, respectively, and $25,000 of Mr. Dubois’ cash compensation had not been paid at September 30, 2018.

(5)	On January 1, 2018, Mr. Cassell was appointed as the Company’s Chief Executive Officer. Mr. Cassell previously served as the Company’s President from December 19, 2016 to January 1, 2018.

(6)	Consists of a health club membership for Mr. Cassell.

Narrative Disclosure to the Summary Compensation Table

Compensation Paid to our Former Executive Chairman

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

Mr. Dubois was granted 41,293 shares of common stock, equal to $50,000, and $50,000 in cash payments for his work as Chairman of the Board of the Company during the fiscal year ended September 30, 2018, of which $25,000 of cash payments had not been paid as of September 30, 2018. In addition, Mr. Dubois received a $60,000 cash bonus and 241,935 shares of stock equal to $300,000 for services provided to the Company in his former role as Executive Chairman.

Poli Employment Agreement

On December 12, 2016, the Company entered into a three-year employment agreement with Mr. Poli (the “Poli Employment Agreement”). Under the terms and conditions of the Poli Employment Agreement, Mr. Poli began receiving a base salary equal to $240,000 per annum beginning in January 2017, and received an option to purchase 100,000 shares of the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the date approved by the Board. One-half of this option vested on January 1, 2018, and the remaining one-half vested on January 1, 2019. If the Company terminates Mr. Poli’s employment as a result of an involuntary termination, he would receive an amount equal to 12 months base salary, plus any annual bonus deemed to be vested and earned.

An amendment to the Poli Employment Agreement was approved at a Board meeting on December 13, 2017, and such amendment was executed on January 3, 2018. Pursuant to the terms of the Poli Agreement, as amended (the “Poli Amendment”), effective January 1, 2018, Mr. Poli’s employment was extended three years, and shall automatically renew for successive one year periods thereafter unless either party provides the other with notice of its intent not to renew the Poli Agreement at least six months prior to termination. In addition, the Poli Amendment provides: (i) an increase in Mr. Poli’s base salary to $250,000 per year; (ii) the issuance of 150,000 unregistered restricted shares of the Company’s common stock, which shall vest annually in increments of 50,000 beginning January 1, 2018; and (iii) in the event of a change of control, Mr. Poli shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Poli shall become immediately vested and exercisable.

Cassell Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Mr. Cassell, which was subsequently amended on February 13, 2017 (the “Cassell Employment Agreement”). Under the terms and conditions of the Cassell Employment Agreement, Mr. Cassell received a base salary equal to $240,000 per annum, and received 60,000 unregistered restricted shares of the Company’s common stock. One-half of these shares vested immediately upon issuance, and the remaining one-half is scheduled to vest on March 30, 2018. If the Company terminates Mr. Cassel’s employment as a result of an involuntary termination, he would receive an amount equal to 12 months base salary, plus any annual bonus deemed to be vested and earned.

A second amendment to the Cassell Employment Agreement was approved at a Board meeting held on December 13, 2017, and such amendment was executed on January 4, 2018. Under the terms of the Cassell Agreement, as amended (the “Cassell Amendment”), effective January 1, 2018, Mr. Cassell was promoted from President to Chief Executive Officer of the Company, a position which he shall hold until December 31, 2020, unless earlier terminated or extended. Should Mr. Cassell elect to voluntarily terminate his employment with the Company, he must provide written notice of his intent to do so at least 180 days prior to terminating his employment. In addition, the Cassell Amendment provides: (i) an increase in Mr. Cassell’s base salary to $275,000 per year; (ii) a 50% increase in his annual bonus effective for bonus plan year 2018 and thereafter; (iii) the issuance of 300,000 unregistered restricted shares of the Company’s common stock, which shall vest annually in increments of 100,000 beginning January 1, 2018; and (iv) in the event of a change of control, Mr. Cassell shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Cassell shall become immediately vested and exercisable.

Outstanding Equity Awards at September 30, 2018

The following table discloses outstanding shares, stock option awards and warrants held by each of the Named Executive Officers as of September 30, 2018:

Outstanding Equity Awards at Fiscal Year-End 2018

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($) (1)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

Guy Dubois	2,385	-	-	$1.24	3/21/2022	-	-	-	-
	64,665	-	-	$1.24	4/14/2022	-	-	-	-
	4,083	-	-	$1.24	6/30/2022	-	-	-	-
	2,280	-	-	$1.24	9/30/2022	-	-	-	-
	2,344	-	-	$1.24	12/31/2023	-	-	-	-
	2,432	-	-	$1.24	3/31/2023	-	-	-	-
	51,576	-	-	$1.24	6/02/2023	-	-	-	-
	2,647	-	-	$1.24	6/30/2023	-	-	-	-
	14,988	-	-	$1.24	1/27/2022	-	-	-	-
	8,868	-	-	$1.24	4/20/2022	-	-	-	-
	113,310	-	-	$1.24	8/14/2022	-	-	-	-
	8,571	-	-	$1.24	9/30/2022	-	-	-	-
	12,676	-	-	$1.24	10/14/2022	-	-	-	-
	15,126	-	-	$1.24	1/15/2023	-	-	-	-
	14,286	-	-	$1.24	3/31/2023	-	-	-	-
	18,000	-	-	$1.24	6/30/2023	-	-	-	-

Peter Poli	50,000	50,000(2)	-	$1.24	1/1/2022	-	-	-	-
	-	-	-	-	-	50,000(3)	$52,500
	-	-	-	-	-	50,000(4)	$52,500	-	-

Derek Cassell	-	-	-	-	-	100,000(3)	$105,000	-	-
						100,000(4)	$105,000	-	-

(1)
On November 30, 2017, the Board of Directors approved the repricing of the exercise price of all outstanding stock options and warrants held by the Company’s officers and directors on such date. As such, all of the stock options reported in this table that were outstanding at November 30, 2017 have an exercise price of $1.24, the closing price of the Company’s Common Stock as reported by the OTCQX Marketplace on November 30, 2017.
(2)
Such options vested on January 1, 2019, subsequent to the year ended September 30, 2018.
(3)
Such shares vested on January 1, 2019, subsequent to the year ended September 30, 2018.
(4)
Such shares vest on January 1, 2020.

Director Compensation

During the fiscal year ended September 30, 2018, each of our non-employee directors received $25,000 per quarter for serving on the Board of Directors, which fees were payable in (i) cash, (ii) common stock valued at the current market price at the date of the grant, or (iii) warrants with an exercise price at the current market price at the date of grant; all grants of warrants were valued at the date of grant using the Black-Scholes valuation method.

The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the fiscal year ended September 30, 2018, including the Former Directors, each of whom resigned effective May 31, 2018, other than a director who also served as an executive officer:

	Stock Awards	Warrant Awards	Cash	Total Fees Earned
Name (1)	($)	($)	($)	($)

David Boone	$50,000	$-	$25,000	$75,000
Karen Macleod	$50,000	$-	$50,000	$100,000
Dirk van Daele	$50,000	$-	$25,000	$75,000
Dr. Ray Johnson	$-	$50,000	$25,000	$75,000
Eric Rosenblum	$50,000	$-	$25,000	$75,000
Karim Sehnaoui	$14,722	$-	$50,000	$64,722

(1)
As discussed above, Messrs. Boone, van Daele, Rosenblum and Johnson resigned from their positions as directors on the Company’s Board of Directors effective May 31, 2018. Additionally, Mr. Sehnaoui was appointed to serve as a director on the Board on February 7, 2018.

Director Warrants

The following table lists the warrants to purchase shares of common stock held by each of our non-employee directors as of January 24, 2019, all of which were granted in connection with their services as directors:

	Grant	Expiration	Exercise	Number of	Compensation
Name	Date	Date	Price	Warrants	Expense
Guy Dubois (1)	3/22/13	3/21/22	$1.24	2,385	$11,682
	4/16/13	4/14/22	$1.24	64,665	$285,003
	7/1/13	6/30/22	$1.24	4,083	$23,640
	10/1/13	9/30/22	$1.24	2,280	$17,982
	1/2/14	12/31/23	$1.24	2,344	$12,014
	4/1/14	3/31/23	$1.24	2,432	$8,684
	6/3/14	6/02/23	$1.24	51,576	$300,326
	7/1/14	6/30/23	$1.24	2,647	$7,270
	1/27/14	1/27/22	$1.24	14,988	$61,918
	4/20/15	4/20/22	$1.24	8,868	$27,464
	8/14/15	8/14/22	$1.24	113,310	$300,000
	10/1/15	9/30/22	$1.24	8,571	$25,114
	10/15/15	10/14/22	$1.24	12,676	$25,859
	1/15/16	1/15/23	$1.24	15,126	$45,008
	4/1/16	3/31/23	$1.24	14,286	$47,572
	7/1/16	6/30/23	$1.24	18,000	$53,454
Karen Macleod	7/1/16	6/30/23	$1.24	9,000	$37,154
	9/30/16	9/30/21	$1.15	3,529	$15,000
	10/1/16	9/30/21	$1.15	5,882	$25,000
	1/1/17	12/31/21	$1.15	9,191	$25,000
	4/1/17	3/31/22	$1.15	12,195	$25,000

(1)
Mr. Dubois served as the Company’s Chief Executive Officer from September 2016 until December 31, 2017. Effective January 1, 2018 he resigned from such position and is now Chairman of the Board of Directors.

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

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of January 24, 2019 (the “Table Date”), of our common stock by (i) each shareholder known to us to be the beneficial owner of more than five percent of our common stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own. As of the Table Date, the applicable percentage ownership is based on 11,401,650 shares of our common stock issued and outstanding.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of common stock are entitled to one vote per share.

Name and Address of	Common Stock
Beneficial Owner (1)	Shares	%

5% Beneficial Owners:
ETS Limited (2)	4,871,745	43%
Safety Invest S.A., Compartment Secure I (3)	1,740,697	15%
Conrent Invest S.A. (4)	591,378	5%

Directors and Named Executive Officers:
Guy Dubois (5)	653,568	6%
Peter Poli (6)	233,640	2%
Derek Cassell (7)	317,209	3%
Karen Macleod (8)	94,939	1%
Karim Sehnaoui (9)	14,021	1%
All directors and executive officers as a group (5 persons)	1,313,377	12%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563.

(2)
Address is c/o Mourant Ozannes Corporate Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman KY1-1108, Cayman Islands. Holding information is based on Amendment No. 2 to Schedule 13D filed by ADS Securities LLC on February 9, 2018.

(3)
Secure I is a compartment of Safety Invest S.A. (“Safety”), a company established under the Luxembourg Securitization Law and incorporated as a “société anonyme” under the laws of the Grand Duchy of Luxembourg whose principal business is to enter into one or more securitization transactions. Holding information is based on Company records.

(4)
Address is 283, Route d’Arlon L-8011 Strassen R.C.S. Luxembourg B 170.360. Holding information is based on an American Stock Transfer & Title Company - Institutional ownership with underlying beneficial owners report, dated January 7, 2019.

(5)	Holdings consist of 315,331 shares of common stock owned of record and 338,237 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 24, 2019.

(6)	Holdings consist of 133,640 shares of common stock and 100,000 shares of common stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 24, 2019.

(7)	Holdings include 317,209 shares of common stock owned of record.
(8)	Holdings includes 55,142 shares of Common Stock owned of record and 39,797 shares of Common Stock issuable upon exercise of stock purchase warrants, exercisable within 60 days of January 24, 2019.

(9)	Holdings include 14,021 shares of Common Stock owned of record

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2018 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	615,655	$1.61	27,218

Equity compensation plans not approved by security holders	68,604	1.15	-

Total	685,259	$1.56	27,218

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On February 26, 2018, the Company proposed that the maturity date of the Amended Facility Agreement be extended from July 31, 2018 to April 1, 2019. On April 26, 2018, the Noteholders approved the extension of the Facility Agreement from July 31, 2018 to April 1, 2019, subject to the satisfaction of certain conditions (the “Debt Extension”). On June 14, 2018, the Company received a letter from Conrent acknowledging that certain conditions had been met, and indicating that Conrent would proceed with the Debt Extension.

On July 19, 2018 the Company and Conrent, amended the facility agreement again, thereby (i) extending the Maturity Date to the earlier of either April 1, 2019 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable.

Subsequent to the year ended September 30, 2018, on November 14, 2018, the Company requested that Conrent further extend the maturity of the Amended Facility Agreement from April 1, 2019 to April 1, 2020. On December 3, 2018, Conrent agreed to convene meetings of the Noteholders and subsequently issued a notice of a meeting of Noteholders for each series of Notes, which meetings were held on January 16, 2019.  Conrent notified the Company (via telephone), that the Noteholders agreed to extend the maturity of the Amended Facility Agreement to April 1, 2020, subject to the signing of a written agreement.

Conrent Loan Agreement. On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent, acting with respect to its Compartment Safety III (the “Conrent Loan Agreement”). Pursuant to its terms, available borrowing capacity under the Conrent Loan Agreement was $5.0 million; however, due to the failure of the lender to satisfy certain conditions precedent to its obligation to fund, the Company had not received funds under the Conrent Loan Agreement as of January 24, 2019, and no proceeds thereunder are anticipated.

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

On March 13, 2017, the Company and Sapinda entered into an agreement to amend the Sapinda Loan Agreement (“Amendment Number One”). Amendment Number One extended the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminated the requirement that the Company pay Sapinda the 3% interest, and forgave the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provided that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date were forgiven. Per Amendment Number One, Lender Penalties began to accrue again because Sapinda failed to fund the amount of $1.5 million on or before March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $664,000 at January 24, 2019, under Section 6.3 of the Sapinda Loan Agreement, as amended, and the Company intends to offset Lender Penalties against future payments due.

We did not draw on this line of credit, nor did we pay any interest during or subsequent to the year ended September 30, 2018. The undrawn balance of this line of credit at January 24, 2019 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Stock Payable – Related Party

In connection with certain acquisitions during fiscal 2014 and 2015, the Company recognized a liability for stock payable to the sellers of the entities acquired. In conjunction with the respective purchase agreements, shares of the Company’s stock were payable during the year ended September 30, 2017 based on the achievement of certain milestones. There were no shares of Company stock payable during the year ended September 30, 2018. Changes in the stock payable liability are shown below:

Sept. 30, 2017
Beginning balance	$3,289,879
Payment of shares for achieving performance milestones	(75,939)
Adjustment to Track Group Analytics stock payable	(213,940)
Adjustment to GPS Global stock payable	(3,000,000)
Ending balance	$-

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	Sept. 30, 2018	Sept. 30, 2017

Related party loan with an interest rate of 8% per annum for undrawn and borrowed funds. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2018 and 2017, Eide Bailly served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2018 and 2017 and fees and other expenses for other services rendered during those periods.

	2018	2017

Audit Fees (1)	$174,179	$162,420
Audit-Related Fees (2)	$6,862	$6,141
Tax Fees (3)	$20,200	$20,728
All Other Fees (4)	$28,400	$21,661
Total	$229,641	$210,950

(1)
Audit services in 2018 and 2017 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	Audit-related fees consisted of travel costs related to our annual audit.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the preparation of the Company’s Affordable Care Act forms and examination of the 401(k) financial statements.

Audit Committee Pre-Approval Policies and Procedures

Prior to May 31, 2018, our former Audit Committee had, and subsequent to such date our entire Board has, established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2017 and the full Board approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2018. Such procedures govern the ways in which the Audit Committee pre-approved, and the full Board no pre-approves, audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the Audit Committee, or the full Board for fiscal 2018.

Auditor Independence

Our Audit Committee and the full Board considered that the work done for us in fiscal year 2017 and 2018, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

Date: December 19, 2018

The full Board, serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2018. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 61.

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2018.

Respectfully Submitted, Guy Dubois Karen Macleod Karim Sehnaoui

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

10.14	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 19, 2018).

14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed December 19, 2017).

21	List of Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS *	XBRL INSTANCE DOCUMENT
101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed in Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.

By: /s/ Derek Cassell
Derek Cassell (Chief Executive Officer)

Date: January 28, 2019