Form 10-Q
period 2018-12-31
Track Group, Inc.
filed 2019-02-14
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
or
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

The number of shares outstanding of the registrant’s common stock as of February 13, 2019 was 11,401,650.

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended December 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2018 (unaudited)	September 30, 2018
Current assets:
Cash	$5,865,546	$5,446,557
Accounts receivable, net of allowance for doubtful accounts of $3,218,902 and $3,152,966, respectively	6,192,940	5,978,896
Note receivable, net of allowance for doubtful accounts of $234,733, respectively	-	-
Prepaid expense and other	1,337,300	1,270,043
Inventory, net of reserves of $26,934, respectively	154,408	277,119
Total current assets	13,550,194	12,972,615
Property and equipment, net of accumulated depreciation of $2,034,514 and $1,999,222, respectively	781,704	745,475
Monitoring equipment, net of accumulated amortization of $5,693,930 and $5,325,654, respectively	2,968,188	3,162,542
Intangible assets, net of accumulated amortization of $12,455,608 and $12,016,512, respectively	22,537,375	23,253,054
Goodwill	7,892,845	8,076,759
Other assets	124,237	145,839
Total assets	$47,854,543	$48,356,284

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,346,015	$2,518,030
Accrued liabilities	11,664,052	10,333,103
Current portion of long-term debt	30,437,810	30,437,810
Total current liabilities	44,447,877	43,288,943
Long-term debt, net of current portion	3,416,296	3,428,975
Total liabilities	47,864,173	46,717,918

Commitments and contingencies (Note 21)	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,401,650 shares outstanding, respectively	1,140	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,186,084	302,102,866
Accumulated deficit	(301,323,257)	(299,495,370)
Accumulated other comprehensive loss	(873,597)	(970,270)
Total equity (deficit)	(9,630)	1,638,366
Total liabilities and stockholders’ equity (deficit)	$47,854,543	$48,356,284

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenue:
Monitoring and other related services	$8,060,328	$7,350,805
Product sales and other	151,207	139,889
Total revenue	8,211,535	7,490,694

Cost of revenue:
Monitoring, products and other related services	3,100,193	2,542,007
Depreciation & amortization included in cost of revenue	478,289	477,142
Total cost of revenue	3,578,482	3,019,149

Gross profit	4,633,053	4,471,545

Operating expense:
General & administrative	3,422,272	3,657,738
Selling & marketing	503,930	409,737
Research & development	248,865	163,946
Depreciation & amortization	514,981	564,740
Total operating expense	4,690,048	4,796,161

Loss from operations	(56,995)	(324,616)

Other income (expense):
Interest expense, net	(601,239)	(673,827)
Currency exchange rate loss	(932,677)	(55,072)
Other income/expense, net	-	10,924
Total other expense	(1,533,916)	(717,975)
Loss before income taxes	(1,590,911)	(1,042,591)
Income tax expense	144,007	-
Net loss attributable to common shareholders	(1,734,918)	(1,042,591)
Foreign currency translation adjustments	96,673	188,725
Comprehensive loss	$(1,638,245)	$(853,866)
Net loss per common share, basic and diluted	$(0.16)	$(0.10)
Weighted average common shares outstanding, basic and diluted	11,101,650	10,476,346

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,734,918)	$(1,042,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	993,270	1,041,882
Bad debt expense	90,400	186,910
Accretion of debt discount	-	55,744
Stock based compensation	83,217	787,590
Loss on monitoring equipment included in cost of revenue	104,079	95,817
Foreign currency exchange loss	932,677	55,072
Change in assets and liabilities:
Accounts receivable, net	(380,133)	(354,633)
Inventories	-	69,836
Prepaid expense and other assets	(106,071)	(1,009,813)
Accounts payable	(153,689)	(238,490)
Accrued liabilities	1,309,601	680,886
Net cash provided by operating activities	1,138,433	328,210

Cash flow from investing activities:
Purchase of property and equipment	(141,595)	(28,685)
Capitalized software	(275,623)	(254,899)
Purchase of monitoring equipment and parts	(133,981)	(311,142)
Net cash used in investing activities	(551,199)	(594,726)

Cash flow from financing activities:
Principal payments on long-term debt	(9,357)	(17,289)
Net cash used in financing activities	(9,357)	(17,289)

Effect of exchange rate changes on cash	(158,888)	11,921

Net increase (decrease) in cash	418,989	(271,884)
Cash, beginning of period	5,446,557	2,027,321
Cash, end of period	$5,865,546	$1,755,437

Cash paid for interest	$8,858	$10,708

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$128,044	$81,893

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2018, and results of its operations for the three months ended December 31, 2018. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on December 19, 2018. The results of operations for the three months ended December 31, 2018 may not be indicative of the results for the fiscal year ending September 30, 2019.

As of December 31, 2018 and 2017, the Company had an accumulated deficit of $301,323,257 and $295,109,920, respectively. The Company incurred a net loss of $1,734,918 and $1,042,591 for the three months ended December 31, 2018 and 2017, respectively. The Company also has debt maturing in the next 12 months. The Company’s successful development and transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand, through operational cash flows and the extension of its existing debt agreement. Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the upcoming twelve months.

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

(3)  RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. During the three months ended December 31, 2018, there were no new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 and related amendments “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. The principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On October 1, 2018, we adopted ASC 606 using the modified retrospective method, whereby the adoption does not impact any prior periods. See Note 8.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for annual periods beginning after December 15, 2017. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company’s adoption of ASU 2017-09 did not have an impact on its consolidated financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” requiring the classification of certain cash receipts and cash payments to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The adoption of ASU 2016-15 did not have an effect on the Company’s consolidated statement of cash flows.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 841).” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management is currently evaluating the impact of this guidance on its consolidated financial statements and its operating lease obligations discussed in Note 21.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at December 31, 2018.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of December 31, 2018 and 2017, there were 681,926 and 570,467 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three months ended December 31, 2018 and 2017, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Exercisable common stock options and warrants	681,926	570,467
Total common stock equivalents	681,926	570,467

At December 31, 2018 and 2017, all stock option and warrant exercise prices were above the market price of $0.51 and $1.05, respectively, and thus have not been included in the basic earnings per share calculation.

(8) REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09 and related amendments, which superseded all prior revenue recognition methods and industry-specific guidance. The principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method, whereby the adoption does not impact any prior periods.

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which we provide monitoring services and lease devices to distributors or end users and we retain ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use our monitoring services. Sales of devices and leased GPS devices provided by the Company are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. The rates for leased devices and monitoring services are considered to be stated at their individual stand-alone selling prices. We recognize revenue on leased devices and monitoring services at the end of each month the services have been provided and payment terms are 30 days from invoice date. In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

Product Sales and Other. The Company sells replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. The Company recognizes product sales: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. We recognize revenue from other services as the customer receives services and the Company has the right to payment.

  Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, we may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation. When a contract contains multiple performance obligations the transaction value is first allocated using the observable price, which is generally a list price net of applicable discount or the price used to sell in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us.

Effect of Adopting ASC 606.  The Company adopted ASC 606 using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of $92,969, relating to one contract for the sale of products and associated use of software. For this contract, the Company now recognizes revenue for the product and software over time, rather recording the sale of products at a point in time and the use of software over time, as this measure more accurately depicts the transfer of control to the customer relative to the goods or services promised under the contract, since the product cannot be used without the Company’s proprietary software.

The cumulative effect of the changes made to the Company's Consolidated October 1, 2018 Balance Sheet for the adoption of ASC 606 is as follows:

Balance Sheet	As Reported at September 30, 2018	Adjustments	Balance as of October 1, 2018

LIABILITIES
Accrued liabilities	10,333,103	92,969	10,426,072
Total current liabilities	43,288,943	92,969	43,381,912
Total liabilities	46,717,918	92,969	46,810,887

STOCKHOLDERS' EQUITY
Accumulated deficit	(299,495,370)	(92,969)	(299,588,339)
Total equity	1,638,366	(92,969)	1,545,397
Total liabilities and stockholders’ equity	48,356,284	(92,969)	48,263,315

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Three months ended December 31, 2018		Three months ended December 31, 2017
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$5,061,559	62%	$4,929,390	66%
Latin America	3,107,553	38%	2,506,023	33%
Other	42,423	0%	55,281	1%
Total	$8,211,535	100%	$7,490,694	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 98%) of the Company’s revenue. Other revenue, including product sales, license renewals and parts, is considered immaterial to the Company’s overall revenue.

(9)  PREPAID EXPENSE AND OTHER

As of December 31, 2018, and September 30, 2018, the outstanding balance of prepaid and other expense was $1,337,300 and $1,270,043, respectively. These balances are comprised largely of a performance bond deposit, tax deposits, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values. The Company did not record impairment of inventory during the quarters ended December 31, 2018 and 2017, respectively.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2018 and September 30, 2018, inventory consisted of the following:

	December 31, 2018	September 30, 2018
Finished goods inventory	$181,342	$304,053
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$154,408	$277,119

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment.

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2018 and September 30, 2018, respectively:

	December 31, 2018	September 30, 2018
Equipment, software and tooling	$1,128,701	$1,074,471
Automobiles	5,834	6,153
Leasehold improvements	1,376,603	1,358,984
Furniture and fixtures	305,080	305,089
Total property and equipment before accumulated depreciation	2,816,218	2,744,697
Accumulated depreciation	(2,034,514)	(1,999,222)
Property and equipment, net of accumulated depreciation	$781,704	$745,475

Property and equipment depreciation expense for the three months ended December 31, 2018 and 2017 was $79,636 and $114,417, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of December 31, 2018 and September 30, 2018 was as follows:

	December 31, 2018	September 30, 2018
Monitoring equipment	$8,662,118	$8,488,196
Less: accumulated amortization	(5,693,930)	(5,325,654)
Monitoring equipment, net of accumulated depreciation	$2,968,188	$3,162,542

Depreciation of monitoring equipment for the three months ended December 31, 2018 and 2017 was $354,626 and $353,027, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended December 31, 2018 and December 31, 2017, the Company recorded charges of $104,079 and $95,817, respectively, for devices that were lost, stolen, damaged or otherwise impaired. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at December 31, 2018 and September 30, 2018, respectively:

	December 31, 2018	September 30, 2018
Other intangible assets:
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	11,566,373	11,835,293
Customer relationships	1,860,000	1,860,000
Trade name	317,844	325,507
Website	78,201	78,201
Total intangible assets	34,992,983	35,269,566
Accumulated amortization	(12,455,608)	(12,016,512)
Intangible assets, net	$22,537,375	$23,253,054

The intangible assets summarized above were purchased or developed on various dates from January 2010 through December 31, 2018. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended December 31, 2018 and 2017 was $559,008 and $574,438, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at December 31, 2018 and September 30, 2018, respectively:

	December 31,	September 30,
	2018	2018
Balance - beginning of period	$8,076,759	$8,226,714
Effect of foreign currency translation on goodwill	(183,914)	(149,955)
Balance - end of period	$7,892,845	$8,076,759

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2018.

(15)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2018 and September 30, 2018, respectively:

	December 31, 2018	September 30, 2018
Accrued payroll, taxes and employee benefits	$2,206,196	$1,937,021
Deferred revenue	234,012	150,604
Deposits payable	54,504	54,504
Accrued taxes - foreign and domestic	363,397	351,469
Accrued other expense	309,962	298,268
Accrued legal costs	607,376	473,777
Accrued costs of revenue	460,784	230,514
Accrued bond guarantee	149,059	157,199
Accrued interest	7,278,762	6,679,747
Total accrued liabilities	$11,664,052	$10,333,103

(16)  DEBT OBLIGATIONS

Debt obligations as of December 31, 2018 and September 30, 2018, respectively, are comprised of the following:

	December 31, 2018	September 30, 2018

Unsecured facility agreement with Conrent S.A. whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on April 1, 2019. The Company did not pay interest on this loan during the three months ended December 31, 2018.	$30,400,000	$30,400,000

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	54,462	67,141

Total debt obligations	33,854,106	33,866,785
Less current portion	(30,437,810)	(30,437,810)
Long-term debt, net of current portion	$3,416,296	$3,428,975

The following table summarizes future maturities of debt obligations as of December 31, 2018:
Twelve-month period ended December 31,	Total

2019	$30,437,810
2020	3,416,296
Thereafter	-
Total	$33,854,106

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

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extended the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminated the requirement that the Company pay Sapinda the 3% interest, and forgave the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provided that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date were forgiven. Per Amendment Number One, Lender Penalties began to accrue again because Sapinda failed to fund the amount of $1.5 million on or before March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $640,000 at December 31, 2018, under Section 6.3 of the Sapinda Loan Agreement, as amended, and the Company intends to offset Lender Penalties against future payments due. We did not draw on this line of credit, nor did we pay any interest during the three months ended December 31, 2018. The undrawn balance of this line of credit at December 31, 2018 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	December 31, 2018	September 30, 2018

Related party loan with an interest rate of 8% per annum for borrowed funds. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

(18)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of December 31, 2018, there were no shares of preferred stock outstanding.

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

As of December 31, 2018, no shares of Series A Preferred were issued and outstanding.

 (19)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of shareholders on March 21, 2011, our shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of shareholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. Warrants for Board members vest immediately and warrants issued to employees vest annually over either a two or three-year period after the grant date.

As of December 31, 2018, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $65,312 and $149,088 for the three months ended December 31, 2018 and 2017, respectively, related to the vesting of Common Stock. There were 27,218 shares of common stock available for issuance under the 2012 Plan.

All Options and Warrants

On November 30, 2017, the Board of Directors unanimously approved the adjustment of the exercise price of 605,678 unexercised warrants issued under the 2012 Plan, with original exercise prices ranging from $1.81 to $19.46, to $1.24, resulting in incremental stock-based compensation of $149,088, which was expensed in the three-month period ending December 31, 2017.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended December 31, 2018 and 2017, the Company granted 0 and 30,797 options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $17,905 and $638,502 for the three months ended December 31, 2018 and 2017, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for three months ended December 31, 2018 and 2017 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31
	2018	2017
Expected stock price volatility	N/A	120%
Risk-free interest rate	N/A	1.92%
Expected life of options/warrants	5 Years	5 Years

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

A summary of stock option (warrant) activity for the three months ended December 31, 2018 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2018	685,259	$1.56	3.90 years	$-
Granted	-	$-
Expired/Cancelled	-	$-
Exercised	-	$-
Outstanding as of December 31, 2018	685,259	$1.56	3.65 years	$-
Exercisable as of December 31, 2018	681,926	$1.57	3.65 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.51 at December 31, 2018.

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

For the three months ended December 31, 2018 and 2017, the Company incurred a net loss for income tax purposes of $1,734,918 and $1,042,591, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The Plaintiffs are alleging $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issue remains, reversing the Summary Judgment and remanding the case back to trial. The Company’s motion for partial Summary Judgment was denied. A five day trial is tentatively scheduled to take place February 19, 2019.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by the Company’s counsel on April 15, 2017. In May the Court of Appeals reversed the trial court decision and granted the Company’s Motion to Dismiss the Plaintiff’s claims. Plaintiff has filed a petition to have the case heard in the Georgia Supreme Court. On June 27, 2018, the Company’s Counsel filed a response to the petition, and on January 7, 2019, the Supreme Court of Georgia denied the petition, thereby concluding the case.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note, as of November 16, 2018, were in the amount of $291,313.81, plus interest as it continues to accrue. The Defendant’s initial Counterclaim was dismissed; however, the Court granted the Defendant leave to amend. The Amended Counterclaim was filed on June 23, 2017 alleging $1,628,667 in damages. Depositions have taken place for both parties. In late 2018, both parties filed motions for summary judgment on all the claims and counterclaims, both of which motions are still pending. If Track Group obtains a judgment for amounts owed under the loan agreement and promissory note, it is unknown whether the Company will be able to collect any sums from ICS in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS. The Company asserted that ICS has failed to pay the Company fees owed to it under the C&M Agreement. On August 22, 2018, the arbitrator issued a ruling awarding the Company $689,613.50. However, on October 15, 2018, the arbitrator issued a “corrected award” in which he reduced the amount of his award to zero. On January 8, 2019, the Company filed a motion in the United States District Court, District of Puerto Rico to vacate the “corrected award” and confirm the original arbitration award of $689,613.50, which motion is still pending. If the Company is successful in confirming the $689,613.50 award, it is unknown whether it will be able to collect any sums from ICS in the foreign jurisdiction where ICS resides.

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

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the Plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff seeks injunctive relief and monetary damages in an unspecific amount. On October 5, 2018, the Company filed its answer and affirmative defenses to Plaintiff’s First Amended Complaint denying Plaintiff’s allegations in their entirety. The Company believes that Plaintiff’s allegations are unfounded and without merit.

Operating Lease Obligations

The following table summarizes our contractual lease obligations as of December 31, 2018:

Fiscal Year	Total

2019 (nine months)	$246,857
2020	255,646
2021	183,131
2022	167,345
2023	3,612
Thereafter	-
Total	$856,591

The total operating lease obligations of $856,591 is largely related to facilities operating leases. During the three months ended December 31, 2018 and 2017, the Company paid $111,973 and $107,974, in lease payment obligations, respectively.

 (22)  SUBSEQUENT EVENTS

On November 14, 2018, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2019 to April 1, 2020. On December 3, 2018, Conrent agreed to convene meetings of the investors who purchased the securities from Conrent to finance the debt (the “Noteholders”) and subsequently issued a notice of a meeting of Noteholders for each series of Notes, which meetings were held on January 16, 2019. On January 17, 2019, Conrent notified the Company (via telephone), that the Noteholders agreed to extend the maturity of the Amended Facility Agreement to April 1, 2020, subject to the signing of a written loan amendment. While the Company believes the Noteholders will sign an amendment to extend the maturity of the Amended Facility Agreement, no assurance can be given.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2018, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “Track Group,” “we,” “our,” “us,” refer to Track Group, Inc., a Delaware corporation.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on December 19, 2018. During the three months ended December 31, 2018 there have been no material changes to the Company’s critical accounting policies other than the adoption of ASU 2014-09 as described in Note 8.

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

On February 7, 2019, the Company received authorization from BIS for its customers, contractors and subsidiaries in Chile, Mexico, Bahamas, Saudi Arabia, Pakistan and Vietnam and for its Swedish and Mexican foreign national employees to continue using electronic monitoring devices and the associated software and technology.

Other than our potential violations of licensing requirements related to our exports, as disclosed above, we are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Revenue

For the three months ended December 31, 2018, the Company recognized revenue from operations of $8,211,535 compared to $7,490,694 for the three months ended December 31, 2017, an increase of $720,841 or approximately 10%. The increase in revenue was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Puerto Rico, Mexico, Bahamas, and Michigan.

Other revenue for the three months ended December 31, 2018 increased to $151,207 from $139,889 in the same period in 2017 largely due to higher sales of consumable items. We will continue to focus on recurring subscription based opportunities as opposed to equipment sales.

Cost of Revenue

During the three months ended December 31, 2018, cost of revenue totaled $3,578,482 compared to cost of revenue during the three months ended December 31, 2017 of $3,019,149, an increase of $559,333 or approximately 19%. The increase in cost of revenue was largely the result of higher device repair costs of $315,049, incurred to distribute additional devices to meet demand of growing clients, which revenue should be fully recognized in the second fiscal quarter of 2019, and higher monitoring costs of $59,007.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2018 and 2017 totaled $478,289 and $477,142, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended December 31, 2018, gross profit totaled $4,633,053, representing an increase of $161,508 or approximately 4% compared to the same period last year, and resulting in a gross margin of approximately 56% compared to $4,471,545 or a gross margin of approximately 60% during the three months ended December 31, 2017. The increase in gross profit is largely due to higher revenue offset by the higher costs of revenue mentioned above.

General and Administrative Expense

During the three months ended December 31, 2018, general and administrative expense totaled $3,422,272 compared to $3,657,738 for the three months ended December 31, 2017. The decrease of $235,466 or approximately 6% in general and administrative costs resulted largely from a decrease in stock based compensation of $704,372, and lower bad debt expense of $96,510, partially offset by higher legal and professional fees of $325,367, higher business taxes of $70,819, higher insurance costs of $34,971 and higher fees and licenses, and higher consulting costs.

Selling and Marketing Expense

During the three months ended December 31, 2018, selling and marketing expense increased to $503,930 compared to $409,737 for the three months ended December 31, 2017. The increase in expense of $94,193, or approximately 23% is principally the result of higher travel and entertainment of $50,710 visiting growing or new customers, higher outside service expense of $18,059 and higher wages and benefits of $15,697 for a marketing employee responding to requests for proposals.

Research and Development Expense

During the three months ended December 31, 2018, research and development expense totaled $248,865 compared to $163,946 for the three months ended December 31, 2017, an increase of $84,919 or approximately 52%. The increase resulted largely from higher wages and benefits of $82,763. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $275,623 was capitalized as developed technology during the three months ended December 31, 2018 and $254,899 was capitalized in the three months ended December 31, 2017. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended December 31, 2018, depreciation and amortization expense totaled $514,981 compared to $564,740 for the three months ended December 31, 2017, a decrease of $49,759 or approximately 9%, which was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the three months ended December 31, 2018, total operating expense decreased to $4,690,048 compared to $4,796,161 for the three months ended December 31, 2017, a decrease of $106,113 or approximately 2%. The decrease was largely due to lower general and administrative expense of $235,466 and lower depreciation and amortization of $49,759. These costs were partially offset by higher selling and marketing expense of $94,193, and higher research and development expense of $84,919.

Loss from Operations

During the three months ended December 31, 2018, loss from operations was $56,995 compared to a loss of $324,616 for the three months ended December 31, 2017, a decrease of $267,621 or approximately 82%. This improvement was due to an improvement in gross profit of $161,508 and a reduction in operating expense of $106,113.

Other Income and Expense

For the three months ended December 31, 2018, other income (expense) totaled ($1,533,916) compared to ($717,975) for the three months ended December 31, 2017, an increase in net expense of $815,941 or approximately 114%. The increase in other income (expense) is due to negative currency exchange rate movements of $877,595 partially offset by lower interest expense, net of $72,588, largely due to higher interest income in the three-month period ended December 31, 2018.

Net Loss Attributable to Common Shareholders

The Company had net loss attributable to common shareholders of $1,734,918 for the three months ended December 31, 2018, compared to a net loss attributable to common shareholders of $1,042,591 for the three months ended December 31, 2017, an increase of $692,327 or approximately 66%. This increase in net loss is largely due negative currency exchange rate movements, largely offset by higher gross profit. Other costs, including operating expense and interest expense, net and income taxes, are largely offsetting.

Liquidity and Capital Resources

Historically, we have been unable to finance our business solely from cash flows from operating activities. During and prior to the fiscal year ended September 30, 2017, we supplemented cash flows to finance the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of December 31, 2018, excluding interest, approximately $3.4 million was owed to Sapinda under a loan agreement (the “Sapinda Loan Agreement”) and $30.4 million was owed to Conrent under a loan (the “Conrent Loan Agreement”). No borrowings or sales of equity securities occurred during the three months ended December 31, 2018 or during the year ended September 30, 2018.

On July 19, 2018, the Company and Conrent entered into an amendment to their Facility Agreement (the “Amended Facility Agreement”), which Amended Facility Agreement (i) extends the maturity date of the Facility to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable. On November 14, 2018, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2019 to April 1, 2020. On December 3, 2018, Conrent agreed to convene meetings of the investors who purchased the securities from Conrent to finance the debt, and subsequently issued a notice of a meeting of Noteholders for each series of Notes, which meetings will be held on January 16, 2019. On January 17, 2019, Conrent notified the Company (via telephone), that the Noteholders agreed to extend the maturity of the Amended Facility Agreement to April 1, 2020, subject to the signing of a written loan amendment. While the Company believes the Noteholders will sign an amendment to extend the maturity of the Amended Facility Agreement, no assurance can be given.

Net Cash Flows from Operating Activities.

During the three months ended December 31, 2018, we had cash flows from operating activities of $1,138,433, compared to cash flows from operating activities of $328,210 for the three months ended December 31, 2017, representing an increase of 247%. The increase of cash from operations compared to the prior year period was largely the result of an increase in accrued liabilities, a decrease in prepaid and other assets, partially offset by a larger in net loss.

Net Cash Flows from Investing Activities.

The Company used $551,199 of cash for investing activities during the three months ended December 31, 2018, compared to $594,726 of cash used during the three months ended December 31, 2017. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the three months ended December 31, 2018.

Net Cash Flows from Financing Activities.

The Company used $9,357 of cash for financing activities during the three months ended December 31, 2018, compared to $17,289 of cash used in financing activities during the three months ended December 31, 2017.

Liquidity, Working Capital and Management’s Plan

As of December 31, 2018, we had unrestricted cash of $5,865,546, compared to unrestricted cash of $5,446,557 as of September 30, 2018. As of December 31, 2018, we had a working capital deficit of $30,897,683, compared to a working capital deficit of $30,316,328 as of September 30, 2018. This increase in working capital deficit of $581,355 is principally due to an increase in accrued interest and a decrease in cash due to additional capitalized software of $275,623, purchases of monitoring equipment of $133,981 and purchases of property and equipment of $141,595, partially offset by cash provided by operations.

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

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. On July 17, 2018, the Company successfully extended the Conrent Loan Agreement to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company. In addition, management is currently working on extending the maturity of debt owed under the Conrent Loan Agreement to April 2020, which was agreed to by Noteholders at a meeting held on January 16, 2019. See Note 22.

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

	Payments due in fiscal year 2019	Payments due in fiscal years 2020-2021	Payments due in fiscal years 2022-2023	Total
Operating leases	$246,857	$438,777	$170,957	$856,591

As of December 31, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $856,591. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

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

Foreign Currency Risks

We had $3,149,976 and $2,561,305 in revenue from sources outside of the United States for the three months ended December 31, 2018 and 2017, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange expense of $932,677 and of $55,072 in the three months ended December 31, 2018 and 2017, respectively. The increase in the exchange loss was due to the strengthening of the U.S. dollar against the Chilean Peso and Canadian dollar. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2018.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The Plaintiffs are alleging $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issue remains, reversing the Summary Judgment and remanding the case back to trial. The Company’s motion for partial Summary Judgment was denied. A five day trial is tentatively scheduled to take place February 19, 2019.

Boggs et al. v. Judicial Electronic Monitoring, SecureAlert, Inc. et al. On December 3, 2015, Candace Boggs et al. filed a complaint in the State Court of Dougherty County, Georgia, alleging breach of contract and negligence in monitoring of certain offenders in Dougherty County, Georgia, as well as a request for punitive damages. Plaintiffs withdrew their complaint in February 2016, but refiled the complaint on October 12, 2016. The Company’s motion for Summary Judgment was denied on February 27, 2017 and a Notice of Appeal was filed by the Company’s counsel on April 15, 2017. In May the Court of Appeals reversed the trial court decision and granted the Company’s Motion to Dismiss the Plaintiff’s claims. Plaintiff has filed a petition to have the case heard in the Georgia Supreme Court. On June 27, 2018, the Company’s counsel filed a response to the petition, and on January 7, 2019, the Supreme Court of Georgia denied the petition, thereby concluding the case.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note, as of November 16, 2018, were in the amount of $291,313.81, plus interest as it continues to accrue. The Defendant’s initial Counterclaim was dismissed; however, the Court granted the Defendant leave to amend. The Amended Counterclaim was filed on June 23, 2017 alleging $1,628,667 in damages. Depositions have taken place for both parties. In late 2018, both parties filed motions for summary judgment on all the claims and counterclaims, both of which motions are still pending. If Track Group obtains a judgment for amounts owed under the loan agreement and promissory note, it is unknown whether the Company will be able to collect any sums from ICS in the foreign jurisdiction where ICS resides.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS. The Company asserted that ICS has failed to pay the Company fees owed to it under the C&M Agreement. On August 22, 2018, the arbitrator issued a ruling awarding the Company $689,613.50. However, on October 15, 2018, the arbitrator issued a “corrected award” in which he reduced the amount of his award to zero. On January 8, 2019, the Company filed a motion in the United States District Court, District of Puerto Rico to vacate the “corrected award” and confirm the original arbitration award of $689,613.50, which motion is still pending. If the Company is successful in confirming the $689,613.50 award, it is unknown whether it will be able to collect any sums from ICS in the foreign jurisdiction where ICS resides.

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

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the Plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff seeks injunctive relief and monetary damages in an unspecific amount. On October 5, 2018, the Company filed its answer and affirmative defenses to Plaintiff’s First Amended Complaint denying Plaintiff’s allegations in their entirety. The Company believes that Plaintiff’s allegations are unfounded and without merit.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018, filed on December 19, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of February 13, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Track Group, Inc.

Date: February 14, 2019	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: February 14, 2019	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)