Form 10-Q
period 2019-03-31
Track Group, Inc.
filed 2019-05-10
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TRCK	OTCQX Marketplace

The number of shares outstanding of the registrant’s common stock as of May 6, 2019 was 11,401,650.

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended March 31, 2019

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2019 (unaudited)	September 30, 2018
Current assets:
Cash	$5,665,109	$5,446,557
Accounts receivable, net of allowance for doubtful accounts of $3,345,012 and $3,152,966, respectively	5,937,747	5,978,896
Note receivable, net of allowance for doubtful accounts of $234,733, respectively	-	-
Prepaid expense and other	1,498,775	1,270,043
Inventory, net of reserves of $26,934, respectively	86,814	277,119
Total current assets	13,188,445	12,972,615
Property and equipment, net of accumulated depreciation of $2,140,734 and $1,999,222, respectively	783,871	745,475
Monitoring equipment, net of accumulated amortization of $6,159,826 and $5,325,654, respectively	2,986,212	3,162,542
Intangible assets, net of accumulated amortization of $13,031,721 and $12,016,512, respectively	22,406,455	23,253,054
Goodwill	8,033,631	8,076,759
Other assets	124,453	145,839
Total assets	$47,523,067	$48,356,284

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,385,082	$2,518,030
Accrued liabilities	11,797,155	10,333,103
Current portion of long-term debt	37,810	30,437,810
Total current liabilities	14,220,047	43,288,943
Long-term debt, net of current portion	33,808,193	3,428,975
Total liabilities	48,028,240	46,717,918

Commitments and contingencies (Note 21)	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized;11,401,650 shares outstanding, respectively	1,140	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding		-
Paid in capital	302,211,181	302,102,866
Accumulated deficit	(301,587,916)	(299,495,370)
Accumulated other comprehensive loss	(1,129,578)	(970,270)
Total equity (deficit)	(505,173)	1,638,366
Total liabilities and stockholders’ equity (deficit)	$47,523,067	$48,356,284

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
Revenue:
Monitoring and other related services	$7,877,403	$7,162,205	$15,937,731	$14,513,010
Product sales and other	213,839	153,971	365,046	293,860
Total revenue	8,091,242	7,316,176	16,302,777	14,806,870

Cost of revenue:
Monitoring, products and other related services	3,065,710	2,827,842	6,165,903	5,369,849
Depreciation and amortization included in cost of revenue	533,590	467,666	1,011,879	944,808
Total cost of revenue	3,599,300	3,295,508	7,177,782	6,314,657

Gross profit	4,491,942	4,020,668	9,124,995	8,492,213

Operating expense:
General & administrative	3,316,069	3,495,343	6,738,341	7,153,081
Selling & marketing	576,974	518,993	1,080,904	928,730
Research & development	354,879	182,808	603,744	346,754
Depreciation & amortization	520,384	539,537	1,035,365	1,104,277
Total operating expense	4,768,306	4,736,681	9,458,354	9,532,842

Loss from operations	(276,364)	(716,013)	(333,359)	(1,040,629)

Other income (expense):
Interest expense, net	(584,348)	(805,966)	(1,185,587)	(1,479,793)
Currency exchange rate gain (loss)	595,910	(221,048)	(336,767)	(276,120)
Other income, net	143	6,542	143	17,466
Total other income (expense)	11,705	(1,020,472)	(1,522,211)	(1,738,447)
Loss before income taxes	(264,659)	(1,736,485)	(1,855,570)	(2,779,076)
Income tax expense	-	-	144,007	-
Net loss attributable to common shareholders	(264,659)	(1,736,485)	(1,999,577)	(2,779,076)
Foreign currency translation adjustments	(255,981)	241,726	(159,308)	430,451
Comprehensive loss	$(520,640)	$(1,494,759)	$(2,158,885)	$(2,348,625)
Net loss per common share, basic and diluted	$(0.02)	$(0.17)	$(0.18)	$(0.27)
Weighted average common shares outstanding, basic and diluted	11,251,650	10,462,433	11,175,002	10,469,466

  The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

ASC 606 modified retrospective adjustment	-	-	-	(92,969)	-	(92,969)
Amortization of equity-based compensation granted to employees	-	-	83,218	-	-	83,218
Foreign currency translation adjustments	-	-	-	-	96,673	96,673
Net loss	-	-	-	(1,734,918)	-	(1,734,918)
Balance December 31, 2018	11,401,650	1,140	302,186,084	(301,323,257)	(873,597)	(9,630)
Amortization of equity-based compensation granted to employees	-	-	25,097	-	-	25,097
Foreign currency translation adjustments	-	-	-	-	(255,981)	(255,981)
Net loss	-	-	-	(264,659)	-	(264,659)
Balance March 31, 2019	11,401,650	$1,140	$302,211,181	$(301,587,916)	$(1,129,578)	$(505,173)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2017	11,480,984	$1,048	$300,717,861	$(294,067,329)	$(675,822)	$5,975,758

Cancellation of Common Stock issued to Board Member	(18,551)	(2)	-	-	-	(2)
Modification of warrants			149,888			149,888
Amortization of equity-based compensation granted to employees	-	-	110,859	-	-	110,859
Foreign currency translation adjustments	-	-	-	-	188,725	188,725
Net loss	-	-	-	(1,042,591)	-	(1,042,591)
Balance December 31, 2017	11,462,433	1,046	300,978,608	(295,109,920)	(487,097)	5,382,637
Modification of warrants			12,530			12,530
Amortization of equity-based compensation granted to employees	-	-	47,694	-	-	47,694
Foreign currency translation adjustments	-	-	-	-	241,726	241,726
Net loss	-	-	-	(1,736,485)	-	(1,736,485)
Balance March 31, 2018	11,462,433	$1,046	$301,038,832	$(296,846,405)	$(245,371)	$3,948,102

  The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,999,577)	$(2,779,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,047,244	2,049,085
Bad debt expense	216,510	287,618
Amortization of debt discount	-	111,487
Stock based compensation	108,315	1,345,097
Loss on monitoring equipment included in cost of revenue	234,091	223,114
Foreign currency exchange loss	336,767	276,120
Change in assets and liabilities:
Accounts receivable, net	(167,305)	308,839
Prepaid expense and other assets	(262,552)	(1,225,045)
Accounts payable	(122,347)	(43,724)
Accrued liabilities	1,360,818	1,220,429
Net cash provided by operating activities	1,751,964	1,773,944

Cash flow from investing activities:
Purchase of property and equipment	(243,022)	(124,720)
Capitalized software	(571,204)	(502,851)
Purchase of monitoring equipment and parts	(593,758)	(494,254)
Net cash used in investing activities	(1,407,984)	(1,121,825)

Cash flow from financing activities:
Principal payments on long-term debt	(18,704)	(36,632)
Net cash used in financing activities	(18,704)	(36,632)

Effect of exchange rate changes on cash	(106,724)	19,021

Net increase in cash	218,552	634,508
Cash, beginning of period	5,446,557	2,027,321
Cash, end of period	$5,665,109	$2,661,829

Cash paid for interest	$12,397	$22,483

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$561,044	$88,242

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2019, and results of its operations for the three and six months ended March 31, 2019. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on December 19, 2018. The results of operations for the three and six months ended March 31, 2019 may not be indicative of the results for the fiscal year ending September 30, 2019.

As of March 31, 2019 and 2018, the Company had an accumulated deficit of $301,587,916 and $296,846,405, respectively. The Company incurred a net loss of $1,999,577 and $2,779,076 for the six months ended March 31, 2019 and 2018, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in April 2020. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has almost achieved and resolving the balance sheet. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand, through operational cash flows and the extension of its existing debt agreement. Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the upcoming twelve months.

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

(3)  RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. During the three months ended March 31, 2019, there were no new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for annual periods beginning after December 15, 2017. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company’s adoption of ASU 2017-09 did not have an impact on its consolidated financial position, results of operations, or cash flows.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 841).” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management does not anticipate that this adoption will have a material impact on our consolidated financial position, results of operations, or cash flows.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at March 31, 2019.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of March 31, 2019 and 2018, there were 685,259 and 573,800 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and six months ended March 31, 2019 and 2018, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2019 and March 31, 2018 consisted of the following:

	March 31,	March 31,
	2019	2018
Exercisable common stock options and warrants	685,259	573,800
Total common stock equivalents	685,259	573,800

At March 31, 2019 and 2018, all stock option and warrant exercise prices were above the market price of $0.55 and $1.02, respectively, and thus have not been included in the basic earnings per share calculation.

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

Product Sales and Other. The Company sells replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. The Company recognizes device and other product sales in the period when: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. We recognize revenue from other services as the customer receives services and the Company has the right to payment.

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

The cumulative effect of the changes made to the Company’s Consolidated October 1, 2018 Balance Sheet for the adoption of ASC 606 is as follows:

Balance Sheet	As Reported at September 30, 2018	Adjustments	Balance as of October 1, 2018

LIABILITIES
Accrued liabilities	$10,333,103	$92,969	$10,426,072
Total current liabilities	$43,288,943	$92,969	$43,381,912
Total liabilities	$46,717,918	$92,969	$46,810,887

STOCKHOLDERS' EQUITY
Accumulated deficit	$(299,495,370)	$(92,969)	$(299,588,339)
Total equity	$1,638,366	$(92,969)	$1,545,397
Total liabilities and stockholders’ equity	$48,356,284	$(92,969)	$48,263,315

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$4,823,512	60%	$4,613,612	63%
Latin America	3,263,413	40%	2,643,488	36%
Other	4,317	0%	59,076	1%
Total	$8,091,242	100%	$7,316,176	100%

	Six Months Ended March 31, 2019		Six Months Ended March 31, 2018
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$9,885,071	61%	$9,543,002	64%
Latin America	6,370,966	39%	5,149,511	35%
Other	46,740	0%	114,357	1%
Total	$16,302,777	100%	$14,806,870	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 98%) of the Company’s revenue. Other revenue, including product sales, license renewals and parts, is considered immaterial to the Company’s overall revenue.

(9)  PREPAID EXPENSE AND OTHER

As of March 31, 2019, and September 30, 2018, the outstanding balance of prepaid and other expense was $1,498,775 and $1,270,043, respectively. These balances are comprised largely of a performance bond deposit, tax deposits, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values. The Company did not record impairment of inventory during the quarters ended March 31, 2019 and 2018, respectively.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2019 and September 30, 2018, inventory consisted of the following:

	March 31, 2019	September 30, 2018
Finished goods inventory	$113,748	$304,053
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$86,814	$277,119

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

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2019 and September 30, 2018, respectively:

	March 31, 2019	September 30, 2018
Equipment, software and tooling	$1,173,562	$1,074,471
Automobiles	5,939	6,153
Leasehold improvements	1,435,489	1,358,984
Furniture and fixtures	309,615	305,089
Total property and equipment before accumulated depreciation	2,924,605	2,744,697
Accumulated depreciation	(2,140,734)	(1,999,222)
Property and equipment, net of accumulated depreciation	$783,871	$745,475

Property and equipment depreciation expense for the three months ended March 31, 2019 and 2018 was $87,665 and $87,466, respectively. Property and equipment depreciation expense for the six months ended March 31, 2019 and 2018 was $167,301 and $201,883, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years. Monitoring equipment as of March 31, 2019 and September 30, 2018 was as follows:

	March 31, 2019	September 30, 2018
Monitoring equipment	$9,146,038	$8,488,196
Less: accumulated amortization	(6,159,826)	(5,325,654)
Monitoring equipment, net of accumulated depreciation	$2,986,212	$3,162,542

Depreciation of monitoring equipment for the three months ended March 31, 2019 and 2018 was $406,877 and $343,494, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2019 and 2018 was $761,503 and $696,521, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended March 31, 2019 and March 31, 2018, the Company recorded charges of $130,012 and $127,297, respectively, for devices that were lost, stolen or damaged. During the six months ended March 31, 2019 and March 31, 2018, the Company recorded charges of $234,091 and $223,114, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at March 31, 2019 and September 30, 2018, respectively:

	March 31, 2019	September 30, 2018
Other intangible assets:
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	12,010,935	11,835,293
Customer relationships	1,860,000	1,860,000
Trade name	318,475	325,507
Website	78,201	78,201
Total intangible assets	35,438,176	35,269,566
Accumulated amortization	(13,031,721)	(12,016,512)
Intangible assets, net	$22,406,455	$23,253,054

The intangible assets summarized above were purchased or developed on various dates from January 2010 through March 31, 2019. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended March 31, 2019 and 2018 was $559,433 and $576,244, respectively. Amortization expense for the six months ended March 31, 2019 and 2018 was $1,118,441 and $1,150,682, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at March 31, 2019 and September 30, 2018, respectively:
	March 31,	September 30,
	2019	2018
Balance - beginning of period	$8,076,759	$8,226,714
Effect of foreign currency translation on goodwill	(43,128)	(149,955)
Balance - end of period	$8,033,631	$8,076,759

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2019.

(15)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2019 and September 30, 2018, respectively:

	March 31, 2019	September 30, 2018
Accrued payroll, taxes and employee benefits	$1,440,476	$1,937,021
Deferred revenue	131,479	150,604
Deposits payable	400,000	54,504
Accrued taxes - foreign and domestic	248,279	351,469
Accrued other expense	269,446	298,268
Accrued legal costs	984,498	473,777
Accrued costs of revenue	306,493	230,514
Accrued bond guarantee	151,729	157,199
Accrued interest	7,864,755	6,679,747
Total accrued liabilities	$11,797,155	$10,333,103

(16)  DEBT OBLIGATIONS

On February 24, 2019, the Company and Conrent Invest S.A. (“Conrent”) entered into a second amendment to their Facility Agreement (the “Second Amended Facility Agreement”), which Second Amended Facility Agreement (i) extends the maturity date of the Facility to the earlier of either April 1, 2020 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Second Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable.

Debt obligations as of March 31, 2019 and September 30, 2018, respectively, are comprised of the following:

	March 31, 2019	September 30, 2018

Unsecured facility agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on April 1, 2020. The Company did not pay interest on this loan during the six months ended March 31, 2019.	$30,400,000	$30,400,000

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	46,359	67,141

Total debt obligations	33,846,003	33,866,785
Less current portion	(37,810)	(30,437,810)
Long-term debt, net of current portion	$33,808,193	$3,428,975

The following table summarizes future maturities of debt obligations as of March 31, 2019:
Twelve-month period ended March 31,	Total

2020	$37,810
2021	33,808,193
Thereafter	-
Total	$33,846,003

(17)  RELATED-PARTY TRANSACTIONS

Related-Party Loan Agreement

On September 25, 2015, the Company entered into a loan agreement (the “Sapinda Loan Agreement”) with Sapinda Asia Limited (“Sapinda”), a related party at that time, to provide the Company with a $5.0 million line of credit that accrued interest at a rate of 3% per annum for undrawn funds, and 8% per annum for borrowed funds. Pursuant to the terms and conditions of the Sapinda Loan Agreement, available funds could be drawn down at the Company’s request at any time prior to the maturity date of September 30, 2017 (the “Maturity Date”), when all borrowed funds, plus all accrued but unpaid interest would have become due and payable. The Company, however, was entitled to elect to satisfy any outstanding obligations under the Sapinda Loan Agreement prior to the Maturity Date without penalties or fees.

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extended the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminated the requirement that the Company pay Sapinda the 3% interest, and forgave the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provided that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date were forgiven. Per Amendment Number One, Lender Penalties began to accrue again because Sapinda failed to fund the amount of $1.5 million on or before March 31, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $730,000 at March 31, 2019, under Section 6.3 of the Sapinda Loan Agreement, as amended, and the Company intends to offset Lender Penalties against future payments due. We did not draw on this line of credit, nor did we pay any interest during the three months ended March 31, 2019. The undrawn balance of this line of credit at March 31, 2019 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

Additional Related-Party Transactions and Summary of All Related-Party Obligations

	March 31, 2019	September 30, 2018

Related party loan with an interest rate of 8% per annum for borrowed funds. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

(18)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of March 31, 2019, there were no shares of preferred stock outstanding.

No dividends were paid during the three and six month periods ended March 31, 2019 or 2018, respectively.

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

As of March 31, 2019, no shares of Series A Preferred were issued and outstanding.

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

As of December 31, 2018, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $87,083 and $856,605 for the six months ended March 31, 2019 and 2018, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of March 31, 2019.

All Options and Warrants

On November 30, 2017, the Board of Directors unanimously approved the adjustment of the exercise price of 605,678 unexercised warrants/options issued under the 2012 Plan, with original exercise prices ranging from $1.81 to $19.46, to $1.24, resulting in incremental stock-based compensation of $149,088, which was expensed in the three-month period ending December 31, 2017.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2019 and 2018, the Company granted 0 and 30,797 options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $21,232 and $195,760 for the six months ended March 31, 2019 and 2018, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for three months ended March 31, 2019 and 2018 were valued using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended March 31
	2019	2018
Expected stock price volatility	N/A	102%
Risk-free interest rate	N/A	2.09%
Expected life of options/warrants	5 years	5 years

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

A summary of stock option (warrant) activity for the six months ended March 31, 2019 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2018	685,259	$1.56	3.90 years	$-
Granted	-	$-
Expired/Cancelled	-	$-
Exercised	-	$-
Outstanding as of March 31, 2019	685,259	$1.56	3.40 years	$-
Exercisable as of March 31, 2019	685,259	$1.56	3.40 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.55 at March 31, 2019.

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

For the six months ended March 31, 2019 and 2018, the Company incurred a net loss for income tax purposes of $1,999,577 and $2,779,076, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The Plaintiffs are alleging $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issues remain, reversing the Summary Judgment and remanding the case back to the trial court. On February 21, 2019, the trial concluded and a jury returned a verdict in Plaintiffs’ favor; awarding the Plaintiffs $336,000 or less than a third of what Plaintiffs originally sought. The Company has filed a motion seeking to reverse the verdict in its entirety, which is pending before the court.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note, as of November 16, 2018, were in the amount of $291,313.81, plus interest as it continues to accrue. The Defendant’s initial Counterclaim was dismissed; however, the Court granted the Defendant leave to amend. The Amended Counterclaim was filed on June 23, 2017 alleging $1,628,667 in damages. On March 13, 2019, the parties resolved their disagreements by entering into a settlement of all claims without liability, and on April 17, 2019, the court entered an order dismissing this matter pursuant to the settlement.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS. The Company asserted that ICS has failed to pay the Company fees owed to it under the C&M Agreement. On August 22, 2018, the arbitrator issued a ruling awarding the Company $689,613.50. However, on October 15, 2018, the arbitrator issued a “corrected award” in which he reduced the amount of his award to zero. On January 8, 2019, the Company filed a motion in the United States District Court, District of Puerto Rico to vacate the “corrected award” and confirm the original arbitration award of $689,613.50. On March 13, 2019, the parties resolved their disagreements by entering into a settlement of all claims without liability, and on April 17, 2019, the court entered an order dismissing this matter pursuant to the settlement.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. The Tribunal ruled the claims should be resolved in the Civil Court. Following that ruling the Supreme Court took action to resolve the conflicting precedent regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, Plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against Plaintiff. A decision on the Amparo action is anticipated in summer 2019. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expenses will be minimal.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn out after it sold and leased a sufficient number of GPS devices to meet the earn-out milestone. In the alternative, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of Contingent Stock under the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. Furthermore, according to the SPA, any disputes are to be resolved through binding arbitration and enforced in the State of Utah. The Company filed a motion to dismiss the Complaint and Compel Arbitration on September 5, 2018. On March 29, 2019, the Marion Superior Court ruled in favor of the Company and dismissed all claims against the Company without prejudice.

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the Plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff seeks injunctive relief and monetary damages in an unspecific amount. On October 5, 2018, the Company filed its answer and affirmative defenses to Plaintiff’s First Amended Complaint denying Plaintiff’s allegations in their entirety. The Company believes that Plaintiff’s allegations are unfounded and without merit. To avoid the costs and uncertainties of prolonged litigation, the parties reached a settlement in principle for a minimal amount on March 13, 2019. Efforts to finalize the settlement remain ongoing.

Operating Lease Obligations

The following table summarizes our contractual lease obligations as of March 31, 2019:

Fiscal Year	Total

2019 (six months)	$160,124
2020	248,806
2021	176,291
2022	161,075
2023	3,612
Thereafter	-
Total	$749,908

The total operating lease obligations of $749,908 is largely related to facilities operating leases. During the six months ended March 31, 2019 and 2018, the Company paid $239,928 and $238,265, in lease payment obligations, respectively.

 (22)  SUBSEQUENT EVENTS

On April 22, 2019, the Company received a letter (the “Warning Letter”) from the Bureau of Industry and Security (“BIS”) in response to its self-disclosure, indicating that although violations of certain export regulations had occurred, the BIS Office of Export Enforcement closed this matter with the issuance of the Warning Letter in lieu of prosecution or fines given the facts and circumstances.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms “the Company,” “Track Group,” “we,” “our,” “us,” refer to Track Group, Inc., a Delaware corporation.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on December 19, 2018. During the six months ended March 31, 2019, there have been no material changes to the Company’s critical accounting policies other than the adoption of ASU 2014-09, as described in Note 8.

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

In October 2018, through an internal review of our export compliance, it came to our attention that some of our products may not have been properly classified in the past, and that our export of certain products, software and technology may be subject to export licensing requirements of which we were not previously aware. As a result of these findings, we hired independent counsel to assist in, among other things, an investigation with respect to our past export practices and analyzing our classification of products, software and technology and implementation of corrective measures. In addition, on October 16, 2018, we voluntarily self-disclosed the information above to the Bureau of Industry and Security (“BIS”), followed by additional details that we sent on April 1, 2019, and we have obtained licenses for the export of our products, software and technology to all of the Company’s international customers.

Also, on February 7, 2019, the Company received authorization from BIS for all of its international customers, contractors and subsidiaries requiring approval and for its Swedish and Mexican foreign national employees to continue using electronic monitoring devices and the associated software and technology. On April 22, 2019, the Company received a letter (the “Warning Letter”) from BIS indicating that although violations of certain regulations had occurred, the BIS Office of Export Enforcement decided to close this matter with the issuance of the Warning Letter in lieu of prosecution or fines given the facts and circumstances.

Other than the above disclosure related to our exports, we are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

For the three months ended March 31, 2019, the Company recognized revenue from operations of $8,091,242 compared to $7,316,176 for the three months ended March 31, 2018, an increase of $775,066 or approximately 11%. The increase in revenue was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Nevada, Mexico, Bahamas, Michigan and Puerto Rico.

Other revenue for the three months ended March 31, 2019 increased to $213,839 from $153,971 in the same period in 2018 largely due to higher sales of products and consumable items.

Cost of Revenue

During the three months ended March 31, 2019, cost of revenue totaled $3,599,300 compared to cost of revenue during the three months ended March 31, 2018 of $3,295,508, an increase of $303,792 or approximately 9%. The increase in cost of revenue was largely the result of higher communication costs of $190,833, higher device amortization of $63,385 due to accelerated depreciation of certain devices and an increased number of devices, higher monitoring costs of $36,375 incurred to distribute additional devices to meet demand from growing clients, higher freight costs of $18,736 and higher device installation costs of $18,083, partially offset by lower device repair costs of $41,827.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2019 and 2018 totaled $533,590 and $467,666, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended March 31, 2019, gross profit totaled $4,491,942, representing an increase of $471,274 or approximately 12% compared to the same period last year, and resulting in a gross margin of approximately 56% compared to $4,020,668 or a gross margin of approximately 55% during the three months ended March 31, 2018. The increase in gross profit is due to revenue growth, which exceeded the increases in the higher costs of revenue mentioned above.

General and Administrative Expense

During the three months ended March 31, 2019, general and administrative expense totaled $3,316,069 compared to $3,495,343 for the three months ended March 31, 2018. The decrease of $179,274 or approximately 5% in general and administrative costs resulted largely from a decrease in stock based compensation of $367,688, lower wages and taxes of $168,323, lower Board of Director fees of $89,722, lower outside service costs of $63,963 and lower travel and entertainment costs of $42,843, partially offset by higher legal and professional expenses of $563,940.

Selling and Marketing Expense

During the three months ended March 31, 2019, selling and marketing expense increased to $576,974 compared to $518,993 for the three months ended March 31, 2018. The increase in expense of $57,981, or approximately 11% is principally the result of higher wages and taxes of $46,750.

Research and Development Expense

During the three months ended March 31, 2019, research and development expense totaled $354,879 compared to $182,808 for the three months ended March 31, 2018, an increase of $172,071 or approximately 94%. The increase resulted largely from reallocation of $144,564 of wages and higher travel and entertainment of $19,511. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $295,581 was capitalized as developed technology during the three months ended March 31, 2019 and $247,952 was capitalized in the three months ended March 31, 2018. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended March 31, 2019, depreciation and amortization expense totaled $520,384 compared to $539,537 for the three months ended March 31, 2018, a decrease of $19,153 or approximately 4%, which was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the three months ended March 31, 2019, total operating expense increased nominally to $4,768,306 compared to $4,736,681 for the three months ended March 31, 2018, an increase of $31,625 or less than 1%.

Loss from Operations

During the three months ended March 31, 2019, loss from operations was $276,364 compared to a loss of $716,013 for the three months ended March 31, 2018, a decrease of $439,649 or approximately 61%. This improvement was due to an improvement in gross profit of $471,274, partially offset by a nominal increase in operating expense of $31,625.

Other Income and Expense

For the three months ended March 31, 2019, other income (expense) totaled income of $11,705 compared to expense of $1,020,472 for the three months ended March 31, 2018, a decrease in net expense of $1,032,177 or approximately 101%. The improvement in other income (expense) is due to lower interest expense of $221,618, largely due to interest paid for supplier financing and deferred financing fees, both in the prior fiscal quarter, and positive currency exchange rate movements of $816,958 compared to the second fiscal quarter of 2018.

Net Loss Attributable to Common Shareholders

The Company had net loss attributable to common shareholders of $264,659 for the three months ended March 31, 2019, compared to a net loss attributable to common shareholders of $1,736,485 for the three months ended March 31, 2018, a decrease of $1,471,826 or approximately 85%. This decrease in net loss is largely due to positive currency exchange rate movements, higher gross profit and lower interest expense, net, slightly offset by higher operating expenses.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Revenue

For the six months ended March 31, 2019, the Company recognized revenue from operations of $16,302,777, compared to $14,806,870 for the six months ended March 31, 2018, an increase of $1,495,907 or approximately 10%. Of this revenue, $15,937,731 and $14,513,010, respectively, were from monitoring and other related services, an increase of $1,424,721 or approximately 10%. The increase in revenue was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Puerto Rico, Mexico, Nevada, Michigan and Bahamas.

Other revenue for the three months ended March 31, 2019 increased to $365,046 from $293,860 in the same period in 2018 largely due to higher sales of products and consumable items.

Cost of Revenue

During the six months ended March 31, 2019, cost of revenue totaled $7,177,782 compared to cost of revenue during the six months ended March 31, 2018 of $6,314,657, an increase of $863,125 or approximately 14%. The increase in cost of revenue was largely the result of higher communication costs of $293,656, higher device repair costs of $273,222 incurred to distribute additional devices to meet demand from growing clients, higher monitoring costs of $94,614, higher server costs of $41,850, higher freight costs of $31,978 and higher device depreciation of $64,983 due to accelerated depreciation of certain devices and an increased number of devices.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2019 and 2018 totaled $1,011,879 and $944,808, respectively. This $67,071 or approximately 7% increase in costs represents accelerated depreciation of certain ReliAlertTM monitoring devices as well as an increase in the number of devices. Devices are depreciated over a one to three year useful life. Royalty agreements are being amortized over a ten year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

 Gross Profit and Margin

During the six months ended March 31, 2019, gross profit totaled $9,124,995, resulting in a gross margin of approximately 56%, compared to $8,492,213, or a gross margin of approximately 57% during the six months ended March 31, 2018. The increase in absolute gross profit of $632,782 or approximately 7% is due to an increase in revenue offset by increases in certain aspects of cost of revenue, including device repair, monitoring activity, communication costs and accelerated depreciation of devices.

General and Administrative Expense

During the six months ended March 31, 2019, general and administrative expense totaled $6,738,341 compared to $7,153,081 for the six months ended March 31, 2018. The decrease of $414,740 or approximately 6% in general and administrative costs resulted largely from a decrease in stock based compensation of $922,061, lower Board of Director fees of $164,722, lower wages and taxes of $140,516, lower bad debt expense of $71,108 and lower travel and entertainment of $54,749, partially offset by higher legal and professional expenses of $889,307, and higher insurance costs of $57,225.

Selling and Marketing Expense

During the six months ended March 31, 2019, selling and marketing expense totaled $1,080,904 compared to $928,730 for the six months ended March 31, 2018. The $152,174, or approximately 16% increase resulted largely from higher wages and taxes of $63,027 and higher travel and entertainment of $79,189 visiting existing and new customers.

Research and Development Expense

During the six months ended March 31, 2019, research and development expense totaled $603,744 compared to research and development expense for the six months ended March 31, 2018 totaling $346,754, an increase of $256,990 or approximately 74%. The increase resulted largely from the reallocation of $230,566 of wages and higher travel and entertainment of $32,419. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $571,204 was capitalized as developed technology during the six months ended March 31, 2019 and $502,851 was capitalized during the six months ended March 31, 2018. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

 Depreciation and Amortization Expense

During the six months ended March 31, 2019, depreciation and amortization expense totaled $1,035,365 compared to $1,104,277 for the six months ended March 31, 2018. The $68,912, or approximately 6% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the six months ended March 31, 2019, total operating expense decreased to $9,458,354 compared to $9,532,842 for the six months ended March 31, 2018, a decrease of $74,488 or approximately 1%. The decrease was largely due to lower general and administrative expense of $414,740 and lower depreciation and amortization of $68,912. These costs were partially offset by higher selling and marketing expense of $152,174, and higher research and development expense of $256,990.

Loss from Operations

During the six months ended March 31, 2019, loss from operations was $333,359 compared to a loss of $1,040,629 for the six months ended March 31, 2018, a decrease of $707,270 or approximately 68%. This improvement was due to an improvement in gross profit of $632,782 and a reduction in operating expense of $74,488.

Other Income and Expense

For the six months ended March 31, 2019, other income (expense) totaled expense of $1,522,211 compared to expense of $1,738,447 for the six months ended March 31, 2018. The decrease in expense of $216,236 in net other expense resulted primarily to lower interest expense of $294,206, net, largely due to interest paid for supplier financing and deferred financing fees, both in the prior fiscal year, partially offset by negative currency exchange rate movements of $60,647.

Net Loss Attributable to Common Shareholders

The Company had a net loss from continuing operations for the six months ended March 31, 2019 totaling $1,999,577 compared to a net loss of $2,779,076 for the six months ended March 31, 2018, representing a decrease of $779,499 or approximately 28%. This decrease in net loss is largely due to higher gross profit, lower general and administrative costs, and lower depreciation and amortization, partially offset by higher research and development costs and higher selling and marketing expenses.

Liquidity and Capital Resources

During and prior to the fiscal year ended September 30, 2017, we supplemented cash flows by financing the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of March 31, 2019, excluding interest, approximately $3.4 million was owed to Sapinda Asia Limited under a loan agreement (the “Sapinda Loan Agreement”) that matures on September 30, 2020 and $30.4 million was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Loan Agreement”). No borrowings or sales of equity securities occurred during the six months ended March 31, 2019 or during the year ended September 30, 2018.

On July 19, 2018, the Company and Conrent entered into an amendment to their Facility Agreement (the “Amended Facility Agreement”), which Amended Facility Agreement (i) extended the maturity date of the Facility to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provided that in the event of a change of control of the Company, Conrent shall immediately cancel the Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable. On February 24, 2019, the Company and Conrent entered into a second amendment to their Facility Agreement (the “Second Amended Facility Agreement”), which Second Amended Facility Agreement (i) extends the maturity date of the Facility to the earlier of either April 1, 2020 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Second Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable.

Management will continue to seek additional extensions of maturity of debt, other sources of capital, refinancing options, and potentially other transactions to meet all of its future obligations. While management believes it will be successful in completing one of these alternatives prior to the maturity of the Second Amended Facility Agreement, no assurances can be given.

Net Cash Flows from Operating Activities.

During the six months ended March 31, 2019, we had cash flows from operating activities of $1,751,964, compared to cash flows from operating activities of $1,773,944 for the six months ended March 31, 2018, representing a decrease of less than 1%. The decrease of cash from operations was the result of the net loss of $1,999,577, offset by aggregated non-cash expenses of $2,942,927 in the Condensed Consolidated Statement of Income. In addition, there was an increase in accrued liabilities of $1,360,818, partially offset by a decrease in accounts payable of $122,347, an increase in prepaid expenses and other assets of $262,552 and an increase in accounts receivable of $167,305.

Net Cash Flows from Investing Activities.

The Company used $1,407,984 of cash for investing activities during the six months ended March 31, 2019, compared to $1,121,825 of cash used during the six months ended March 31, 2018. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the six months ended March 31, 2019.

Net Cash Flows from Financing Activities.

The Company used $18,704 of cash for financing activities during the six months ended March 31, 2019, compared to $36,632 of cash used in financing activities during the six months ended March 31, 2018.

Liquidity, Working Capital and Management’s Plan

As of March 31, 2019, the Company had unrestricted cash of $5,665,109, compared to unrestricted cash of $5,446,557 as of September 30, 2018. As of March 31, 2019, we had a working capital deficit of $1,031,602, compared to a working capital deficit of $30,316,328 as of September 30, 2018. This decrease in working capital deficit of $29,284,726 is principally due to the extended maturity date of the $30,400,000 Facility Agreement, to April 1, 2020 and cash flows from operations, partially offset by a decrease in cash due to additional capitalized software of $571,204, purchases of monitoring equipment of $593,758 and purchases of property and equipment of $243,022.

The Company believes that our cash on hand in addition to cash derived from our operating activities will be sufficient to sustain operations through the next twelve months, although no assurance can be given. In the event that they are not sufficient, the Company will need to obtain additional funding from outside sources. No assurances can be given that we will be able to obtain additional funding on terms favorable to us, if at all.

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. On February 24, 2019, the Company successfully extended the Conrent Loan Agreement to the earlier of either April 1, 2020 or the date upon which the outstanding principal amount is repaid by the Company.

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

	Payments due in fiscal year 2019	Payments due in fiscal years 2020-2021	Payments due in fiscal years 2022-2023	Total
Operating leases	$160,124	$425,097	$164,687	$749,908

As of March 31, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $749,908. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company footprint extends to a number of countries outside the United States, and we intend to continue to examine international opportunities. As a result, our revenue and results of operations are affected by fluctuations in currency exchange rates, interest rates, transfer pricing changes, taxes and other uncertainties inherent in doing business in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks

We had $6,417,706 and $5,263,868 in revenue from sources outside of the United States for the six months ended March 31, 2019 and 2018, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange expense of $336,767 and of $276,120 in the six months ended March 31, 2019 and 2018, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2019.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The Plaintiffs are alleging $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The Plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the Plaintiff, finding that factual issues remain, reversing the Summary Judgment and remanding the case back to the trial court. On February 21, 2019, the trial concluded and a jury returned a verdict in Plaintiffs’ favor, awarding the Plaintiffs $336,000 or less than a third of what Plaintiffs originally sought. The Company has filed a motion to reverse the verdict in its entirety, which is pending before the court.

Track Group, Inc. v. I.C.S. of the Bahamas Co. Ltd. On May 18, 2016, the Company filed a complaint in the District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, under the terms of a loan agreement and promissory note between the Company and I.C.S. of the Bahamas Co. Ltd (“ICS”). The Company’s damages of unpaid principal and interest on the Promissory Note, as of November 16, 2018, were in the amount of $291,313.81, plus interest as it continues to accrue. The Defendant’s initial Counterclaim was dismissed; however, the Court granted the Defendant leave to amend. The Amended Counterclaim was filed on June 23, 2017 alleging $1,628,667 in damages. On March 13, 2019, the parties resolved their disagreements by entering into a settlement of all claims without liability, and on April 17, 2019, the court entered an order dismissing this matter pursuant to the settlement.

Track Group Inc. v. I.C.S. of the Bahamas Co. Ltd. On September 26, 2016, the Company filed a Notice of Arbitration with the International Centre for Dispute Resolution, alleging breach of the Commercial and Monitoring Representative Agreement dated November 30, 2010 (the “C&M Agreement”) by and between the Company and ICS. The Company asserted that ICS has failed to pay the Company fees owed to it under the C&M Agreement. On August 22, 2018, the arbitrator issued a ruling awarding the Company $689,613.50. However, on October 15, 2018, the arbitrator issued a “corrected award” in which he reduced the amount of his award to zero. On January 8, 2019, the Company filed a motion in the United States District Court, District of Puerto Rico to vacate the “corrected award” and confirm the original arbitration award of $689,613.50. On March 13, 2019, the parties resolved their disagreements by entering into a settlement of all claims without liability, and on April 17, 2019, the court entered an order dismissing this matter pursuant to the settlement.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by Defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. On March 28, 2017, the Federal Administrative Tribunal rejected our claim, based on its determination that this case should be resolved by a Civil Court and not by the Federal Administrative Tribunal. For that reason, on April 25, 2017, the Company filed an appeal before the Collegiate Tribunals against the decision of the Federal Administrative Tribunal. The Tribunal ruled the claims should be resolved in the Civil Court. Following that ruling the Supreme Court took action to resolve the conflicting precedent regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, Plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against Plaintiff. A decision on the Amparo action is anticipated in summer 2019. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expenses will be minimal.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn out after it sold and leased a sufficient number of GPS devices to meet the earn-out milestone. In the alternative, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of Contingent Stock under the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. Furthermore, according to the SPA, any disputes are to be resolved through binding arbitration and enforced in the State of Utah. The Company filed a motion to dismiss the Complaint and Compel Arbitration on September 5, 2018. On March 29, 2019, the Marion Superior Court ruled in favor of the Company and dismissed all claims against the Company without prejudice.

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the Plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff seeks injunctive relief and monetary damages in an unspecific amount. On October 5, 2018, the Company filed its answer and affirmative defenses to Plaintiff’s First Amended Complaint denying Plaintiff’s allegations in their entirety. The Company believes that Plaintiff’s allegations are unfounded and without merit. To avoid the costs and uncertainties of prolonged litigation, the parties reached a settlement in principle for a minimal amount on March 13, 2019. Efforts to finalize the settlement remain ongoing.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018, filed on December 19, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 9, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

10.1	Amendment to Facility Agreement by and between Track Group, Inc. and Conrent S.A., acting on behalf of its compartment “Safety 2,” dated February 24, 2019.
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: May 10, 2019	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: May 10, 2019	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)