Form 10-Q
period 2019-06-30
Track Group, Inc.
filed 2019-08-09
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
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

The number of shares outstanding of the registrant’s common stock as of August 9, 2019 was 11,401,650

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended June 30, 2019

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2019 (unaudited)	September 30, 2018
Current assets:
Cash	$6,878,916	$5,446,557
Accounts receivable, net of allowance for doubtful accounts of $2,542,103 and $3,152,966, respectively	5,533,258	5,978,896
Note receivable, net of allowance for doubtful accounts of $234,733 at September 30,2018	-	-
Prepaid expense and other	1,374,236	1,270,043
Inventory, net of reserves of $26,934, respectively	253,238	277,119
Total current assets	14,039,648	12,972,615
Property and equipment, net of accumulated depreciation of $2,235,720 and $1,999,222, respectively	741,641	745,475
Monitoring equipment, net of accumulated amortization of $6,215,061 and $5,325,654, respectively	2,619,670	3,162,542
Intangible assets, net of accumulated amortization of $13,608,444 and $12,016,512, respectively	22,283,352	23,253,054
Goodwill	8,123,550	8,076,759
Other assets	124,522	145,839
Total assets	$47,932,383	$48,356,284

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,424,626	$2,518,030
Accrued liabilities	12,209,866	10,333,103
Current portion of long-term debt	30,437,825	30,437,810
Total current liabilities	45,072,317	43,288,943
Long-term debt, net of current portion	3,399,644	3,428,975
Total liabilities	48,471,961	46,717,918

Commitments and contingencies (Note 21)	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized;11,401,650 shares outstanding, respectively	1,140	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,230,868	302,102,866
Accumulated deficit	(301,657,263)	(299,495,370)
Accumulated other comprehensive loss	(1,114,323)	(970,270)
Total equity (deficit)	(539,578)	1,638,366
Total liabilities and stockholders’ equity (deficit)	$47,932,383	$48,356,284

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue:
Monitoring and other related services	$7,904,015	$7,549,779	$23,841,746	$22,062,789
Product sales and other	1,051,449	129,196	1,416,495	423,056
Total revenue	8,955,464	7,678,975	25,258,241	22,485,845

Cost of revenue:
Monitoring, products and other related services	3,661,470	3,039,755	9,827,373	8,409,604
Depreciation and amortization	500,704	432,952	1,512,583	1,377,760
Total cost of revenue	4,162,174	3,472,707	11,339,956	9,787,364

Gross profit	4,793,290	4,206,268	13,918,285	12,698,481

Operating expense:
General & administrative	2,725,991	3,703,869	9,464,332	10,856,950
Selling & marketing	556,122	466,048	1,637,026	1,394,778
Research & development	350,532	254,060	954,276	600,814
Depreciation & amortization	521,013	520,639	1,556,378	1,624,916
Total operating expense	4,153,658	4,944,616	13,612,012	14,477,458

Income (loss) from operations	639,632	(738,348)	306,273	(1,778,977)

Other income (expense):
Interest expense, net	(597,623)	(594,452)	(1,783,210)	(2,074,245)
Currency exchange rate gain (loss)	201,972	(166,586)	(134,795)	(442,706)
Other income, net	-	3,733	143	21,199
Total other income (expense)	(395,651)	(757,305)	(1,917,862)	(2,495,752)
Loss before income taxes	243,981	(1,495,653)	(1,611,589)	(4,274,729)
Income tax expense	313,328	360,807	457,335	360,807
Net loss attributable to common shareholders	(69,347)	(1,856,460)	(2,068,924)	(4,635,536)
Foreign currency translation adjustments	15,255	(861,637)	(144,053)	(431,186)
Comprehensive loss	$(54,092)	$(2,718,097)	$(2,212,977)	$(5,066,722)
Net loss per common share, basic and diluted	$(0.01)	$(0.17)	$(0.18)	$(0.44)
Weighted average common shares outstanding, basic and diluted	11,251,650	10,885,444	11,200,551	10,608,127

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

ASC 606 modified retrospective adjustment	-	-	-	(92,969)	-	(92,969)
Amortization of equity-based compensation granted to employees	-	-	83,218	-	-	83,218
Foreign currency translation adjustments	-	-	-	-	96,673	96,673
Net loss	-	-	-	(1,734,918)	-	(1,734,918)
Balance December 31, 2018	11,401,650	1,140	302,186,084	(301,323,257)	(873,597)	(9,630)
Amortization of equity-based compensation granted to employees	-	-	25,097	-	-	25,097
Foreign currency translation adjustments	-	-	-	-	(255,981)	(255,981)
Net loss	-	-	-	(264,659)	-	(264,659)
Balance March 31, 2019	11,401,650	1,140	302,211,181	(301,587,916)	(1,129,578)	(505,173)
Amortization of equity-based compensation granted to employees	-	-	19,687	-	-	19,687
Foreign currency translation adjustments	-	-		-	15,255	15,255
Net loss	-	-		(69,347)	-	(69,347)
Balance June 30, 2019	11,401,650	$1,140	$302,230,868	$(301,657,263)	$(1,114,323)	$(539,578)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2017	10,480,984	$1,048	$300,717,861	$(294,067,329)	$(675,822)	$5,975,758

Cancellation of Common Stock issued to Board Member	(18,551)	(2)	-	-	-	(2)
Modification of warrants			149,888			149,888
Amortization of equity-based compensation granted to employees	-	-	110,859	-	-	110,859
Foreign currency translation adjustments	-	-	-	-	188,725	188,725
Net loss	-	-	-	(1,042,591)	-	(1,042,591)
Balance December 31, 2017	10,462,433	1,046	300,978,608	(295,109,920)	(487,097)	5,382,637
Modification of warrants			12,530			12,530
Amortization of equity-based compensation granted to employees	-	-	47,694	-	-	47,694
Foreign currency translation adjustments	-	-	-	-	241,726	241,726
Net loss	-	-	-	(1,736,485)	-	(1,736,485)
Balance March 31, 2018	10,462,433	1,046	301,038,832	(296,846,405)	(245,371)	3,948,102
Amortization of equity-based compensation granted to employees	-	-	22,071	-	-	22,071
Issuance of Warrants for Board of Director fees	-	-	75,000	-	-	75,000
Issuance of Common Stock for Board of Director fees	266,358	27	364,696	-	-	364,723
Issuance of Common Stock to employees for services	672,859	67	519,049	-	-	519,116
Foreign currency translation adjustments	-	-	-	-	(861,637)	(861,637)
Net loss	-	-	-	(1,856,460)	-	(1,856,460)
Balance June 30, 2018	11,401,650	$1,140	$302,019,648	$(298,702,865)	$(1,107,008)	$2,210,915

  The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,068,924)	$(4,635,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,068,961	3,002,676
Bad debt expense	445,212	345,215
Amortization of debt discount	-	167,230
Stock based compensation	128,002	1,467,521
Loss on monitoring equipment included in cost of revenue	372,059	290,238
Foreign currency exchange loss	134,795	442,706
Change in assets and liabilities:
Accounts receivable, net	(49,254)	(19,352)
Prepaid expense and other assets	(135,714)	2,388,345
Inventory	401,438	-
Accounts payable	(83,201)	(564,889)
Accrued liabilities	1,849,972	2,427,277
Net cash provided by operating activities	4,063,346	5,311,431

Cash flow from investing activities:
Purchase of property and equipment	(299,839)	(143,116)
Capitalized software	(868,652)	(802,560)
Purchase of monitoring equipment and parts	(1,296,621)	(1,128,484)
Net cash used in investing activities	(2,465,112)	(2,074,160)

Cash flow from financing activities:
Principal payments on long-term debt	(65,237)	(47,579)
Net cash used in financing activities	(65,237)	(47,579)

Effect of exchange rate changes on cash	(100,638)	(6,868)

Net increase in cash	1,432,359	3,182,824
Cash, beginning of period	5,446,557	2,027,321
Cash, end of period	$6,878,916	$5,210,145

Cash paid for interest	$23,685	$204,927

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$424,642	$309,710

 The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2019, and results of its operations for the three and nine months ended June 30, 2019. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on December 19, 2018. The results of operations for the three and nine months ended June 30, 2019 may not be indicative of the results for the fiscal year ending September 30, 2019.

As of June 30, 2019, and 2018, the Company had an accumulated deficit of $301,657,263 and $298,702,865, respectively. The Company incurred a net loss of $2,068,924 and $4,635,536 for the nine months ended June 30, 2019 and 2018, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in April 2020. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has almost achieved and resolving the balance sheet. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand, through operational cash flows and the potential extension of its existing debt agreement, if necessary. Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the upcoming twelve months.

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

(3)  RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. During the three months ended June 30, 2019, there were no new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842).” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management does not anticipate that this adoption will have a material impact on our consolidated financial position, results of operations, or cash flows.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (USD) at the prevailing exchange rate at June 30, 2019.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of June 30, 2019 and 2018, there were 685,259 and 628,592 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and nine months ended June 30, 2019 and 2018, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2019 and June 30, 2018 consisted of the following:

	June 30,	June 30,
	2019	2018
Exercisable common stock options and warrants	685,259	628,592
Total common stock equivalents	685,259	628,592

At June 30, 2019 and 2018, all stock option and warrant exercise prices were above the market price of $0.53 and $1.00, respectively, and thus have not been included in the basic earnings per share calculation.

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

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices provided by the Company are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. The rates for leased devices and monitoring services are considered to be stated at their individual stand-alone selling prices. The Company recognizes revenue on leased devices and monitoring services at the end of each month the services have been provided and payment terms are 30 days from invoice date. In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Product Sales and Other. The Company sells replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. The Company recognizes device and other product sales in the period when: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. The Company recognizes revenue from other services as the customer receives services and the Company has the right to payment.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation. When a contract contains multiple performance obligations the transaction value is first allocated using the observable price, which is generally a list price net of applicable discount or the price used to sell in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to us.

Effect of Adopting ASC 606.  The Company adopted ASC 606 using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of $92,969, relating to one contract for the sale of products and associated use of software.

The cumulative effect of the changes made to the Company’s Consolidated October 1, 2018 Balance Sheet for the adoption of ASC 606 is as follows:

Balance Sheet	As Reported at September 30, 2018	Adjustments	Balance as of October 1, 2018

LIABILITIES
Accrued liabilities	$10,333,103	$92,969	$10,426,072
Total current liabilities	$43,288,943	$92,969	$43,381,912
Total liabilities	$46,717,918	$92,969	$46,810,887

STOCKHOLDERS' EQUITY
Accumulated deficit	$(299,495,370)	$(92,969)	$(299,588,339)
Total equity	$1,638,366	$(92,969)	$1,545,397
Total liabilities and stockholders’ equity	$48,356,284	$(92,969)	$48,263,315

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$5,112,538	57%	$4,862,970	63%
Latin America	3,740,858	42%	2,798,326	37%
Other	102,068	1%	17,679	-%
Total	$8,955,464	100%	$7,678,975	100%

	Nine Months Ended June 30, 2019		Nine Months Ended June 30, 2018
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$14,997,609	59%	$14,405,972	64%
Latin America	10,111,825	40%	7,947,837	35%
Other	148,807	1%	132,036	1%
Total	$25,258,241	100%	$22,485,845	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 94%) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, Saudi Arabia, United Kingdom and Vietnam.

(9)  PREPAID EXPENSE AND OTHER

As of June 30, 2019, and September 30, 2018, the outstanding balance of prepaid and other expense was $1,374,236 and $1,270,043, respectively. These balances are comprised largely of a performance bond deposit, tax deposits, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values. The Company did not record impairment of inventory during the quarters ended June 30, 2019 and 2018, respectively.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2019 and September 30, 2018, inventory consisted of the following:

	June 30, 2019	September 30, 2018
Finished goods inventory	$280,172	$304,053
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$253,238	$277,119

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

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2019 and September 30, 2018, respectively:

	June 30, 2019	September 30, 2018
Equipment, software and tooling	$1,199,074	$1,074,471
Automobiles	5,950	6,153
Leasehold improvements	1,460,199	1,358,984
Furniture and fixtures	312,138	305,089
Total property and equipment before accumulated depreciation	2,977,361	2,744,697
Accumulated depreciation	(2,235,720)	(1,999,222)
Property and equipment, net of accumulated depreciation	$741,641	$745,475

Property and equipment depreciation expense for the three months ended June 30, 2019 and 2018 was $88,975 and $73,245, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2019 and 2018 was $256,276 and $275,127, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and three years. Monitoring equipment as of June 30, 2019 and September 30, 2018 was as follows:

	June 30, 2019	September 30, 2018
Monitoring equipment	$8,834,731	$8,488,196
Less: accumulated amortization	(6,215,061)	(5,325,654)
Monitoring equipment, net of accumulated amortization	$2,619,670	$3,162,542

Amortization of monitoring equipment for the three months ended June 30, 2019 and 2018 was $374,081 and $309,021, respectively. Amortization of monitoring equipment for the nine months ended June 30, 2019 and 2018 was $1,135,584 and $1,005,541, respectively. Amortization expense for monitoring devices is recognized in cost of revenue. During the three months ended June 30, 2019 and June 30, 2018, the Company recorded charges of $137,968 and $67,124, respectively, for devices that were lost, stolen or damaged. During the nine months ended June 30, 2019 and June 30, 2018, the Company recorded charges of $372,059 and $290,238, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at June 30, 2019 and September 30, 2018, respectively:

Other intangible assets:	June 30, 2019	September 30, 2018
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	12,463,959	11,835,293
Customer relationships	1,860,000	1,860,000
Trade name	319,071	325,507
Website	78,201	78,201
Total intangible assets	35,891,796	35,269,566
Accumulated amortization	(13,608,444)	(12,016,512)
Intangible assets, net	$22,283,352	$23,253,054

The intangible assets summarized above were purchased or developed on various dates from January 2010 through June 30, 2019. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended June 30, 2019 and 2018 was $558,661 and $571,325, respectively. Amortization expense for the nine months ended June 30, 2019 and 2018 was $1,677,101 and $1,722,008, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at June 30, 2019 and September 30, 2018, respectively:

	June 30,	September 30,
	2019	2018
Balance - beginning of period	$8,076,759	$8,226,714
Effect of foreign currency translation on goodwill	46,791	(149,955)
Balance - end of period	$8,123,550	$8,076,759

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2019.

(15)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2019 and September 30, 2018, respectively:

	June 30, 2019	September 30, 2018
Accrued payroll, taxes and employee benefits	$1,728,761	$1,937,021
Deferred revenue	130,908	150,604
Deposits payable	-	54,504
Accrued taxes - foreign and domestic	275,789	351,469
Accrued other expense	175,345	298,268
Accrued legal costs	905,521	473,777
Accrued costs of revenue	384,279	230,514
Accrued bond guarantee	152,004	157,199
Accrued interest	8,457,259	6,679,747
Total accrued liabilities	$12,209,866	$10,333,103

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

Debt obligations as of June 30, 2019 and September 30, 2018, respectively, are comprised of the following:

	June 30, 2019	September 30, 2018

Unsecured facility agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on April 1, 2020. The Company did not pay interest on this loan during the nine months ended June 30, 2019.	$30,400,000	$30,400,000

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the acquisition.	37,825	67,141

Total debt obligations	33,837,469	33,866,785
Less current portion	(30,437,825)	(30,437,810)
Long-term debt, net of current portion	$3,399,644	$3,428,975

The following table summarizes future maturities of debt obligations as of June 30, 2019:

Twelve-month period ended June 30,	Total

2020	$30,437,825
2021	3,399,644
Thereafter	-
Total	$33,837,469

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

On March 13, 2017, the Company and Sapinda entered into Amendment Number One to the Sapinda Loan Agreement. Amendment Number One extended the maturity date of all loans made pursuant to the Sapinda Loan Agreement to September 30, 2020. In addition, Amendment Number One eliminated the requirement that the Company pay Sapinda the 3% interest, and forgave the 3% interest due to Sapinda for all undrawn funds under the Sapinda Loan Agreement through the Execution Date. Further, Amendment Number One provided that all Lender Penalties accrued under the Sapinda Loan Agreement through the Execution Date were forgiven. Per Amendment Number One, Lender Penalties began to accrue again because Sapinda failed to fund the amount of $1.5 million on or before June 30, 2017. The Company formally notified Sapinda of the breach by letter dated April 4, 2017. The Company is again accruing Lender Penalties, amounting to $730,000 at June 30, 2019, under Section 6.3 of the Sapinda Loan Agreement, as amended, and the Company intends to offset Lender Penalties against future payments due. We did not draw on this line of credit, nor did we pay any interest during the three months ended June 30, 2019. The undrawn balance of this line of credit at June 30, 2019 was $1,600,356. Further advances under the Sapinda Loan Agreement are not currently expected to be forthcoming, and therefore no assurances can be given that the Company will obtain additional funds to which it is entitled under the Sapinda Loan Agreement, or that the penalties accruing will ever be paid.

 Additional Related-Party Transactions and Summary of All Related-Party Obligations

	June 30, 2019	September 30, 2018

Related party loan with an interest rate of 8% per annum for borrowed funds. Principal and interest due September 30, 2020.	$3,399,644	$3,399,644
Total related-party debt obligations	$3,399,644	$3,399,644

Each of the foregoing related-party transactions was reviewed and approved by disinterested and independent members of the Company’s Board of Directors.

(18)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of June 30, 2019, there were no shares of preferred stock outstanding.

No dividends were paid during the three- and nine-month periods ended June 30, 2019 or 2018, respectively.

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

As of June 30, 2019, no shares of Series A Preferred were issued and outstanding.

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

As of December 31, 2018, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $106,772 and $1,084,335 for the nine months ended June 30, 2019 and 2018, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of June 30, 2019.

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

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2019 and 2018, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $21,231 and $151,136 for the nine months ended June 30, 2019 and 2018, respectively, related to the issuance and vesting of outstanding stock options and warrants.

The option and warrant grants for three months ended June 30, 2019 and 2018 were valued using the Black-Scholes model with the following weighted-average assumptions:

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

A summary of stock option (warrant) activity for the nine months ended June 30, 2019 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2018	685,259	$1.56	3.90 years	$-
Granted	-	$-
Expired/Cancelled	-	$-
Exercised	-	$-
Outstanding as of June 30, 2019	685,259	$1.56	3.15 years	$-
Exercisable as of June 30, 2019	685,259	$1.56	3.15 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.53 at June 30, 2019.

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

For the nine months ended June 30, 2019 and 2018, the Company incurred a net loss for income tax purposes of $2,068,924 and $4,635,536, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

In computing income tax, we recognize an income tax provision in tax jurisdictions in which we have pre-tax income for the period and are expecting to generate pre-tax book income during the fiscal year.

(21)  COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business.

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The plaintiffs alleged $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the plaintiff, finding that factual issues remain, reversing the Summary Judgment and remanding the case back to the trial court. On February 21, 2019, the trial concluded and a jury returned a verdict in plaintiffs’ favor; awarding the plaintiffs $336,000 before interest. The Company filed a motion to reverse the verdict in its entirety, which was denied on July 30, 2019. The Court entered a judgment on August 1, 2019 in the amount of $553,115.84, inclusive of pre-judgment interest. The Company is currently considering its options on appealing both the original judgement and the interest methodology used by the court.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment effective September 27, 2016. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. At a hearing on April 25, 2018, the court dismissed the plaintiff’s claims related to existence of an oral look-back agreement and a separation agreement. In an order entered July 25, 2019, the court granted defendants’ motion to strike plaintiff’s damages’ expert report and barred plaintiff’s expert from testifying at trial, if any. Plaintiff has moved the court to reconsider its July 25, 2019 order. The Company intends to seek summary judgment on the remaining contested issues. We believe the allegations and claims are without merit.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendant to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. A decision on the Amparo action is anticipated in late 2019. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. In addition, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of contingent stock under the “earn-out” clause in the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. Furthermore, according to the SPA, any disputes are to be resolved through binding arbitration held in New York. The Company filed a motion to dismiss the complaint and Compel Arbitration on September 5, 2018. On March 29, 2019, the Marion Superior Court ruled in favor of the Company and dismissed all claims against the Company without prejudice. The plaintiff has not taken any further action since March 29, 2019.

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff seeks injunctive relief and monetary damages in an unspecific amount.  To avoid the costs and uncertainties of prolonged litigation, the parties reached a settlement, which was finalized on June 4, 2019 and paid in June 2019. On July 22, 2019, the case was dismissed with prejudice as a result of the settlement.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of the defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. The defendants dispute the allegations of the complaint and intend to vigorously defend the case.

Operating Lease Obligations

The following table summarizes our contractual lease obligations as of June 30, 2019:

Fiscal Year	Total

2019 (three months)	$79,190
2020	248,806
2021	176,291
2022	161,075
2023	3,612
Thereafter	-
Total	$668,974

The total operating lease obligations of $668,974 is largely related to facilities operating leases. During the nine months ended June 30, 2019 and 2018, the Company paid $359,288 and $354,948, in lease payment obligations, respectively.

 (22)  SUBSEQUENT EVENTS

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

Other Services. The Company offers smartphone applications specifically designed for the criminal justice market, including a domestic violence app that creates a mobile geo-zone around a survivor and an alcohol monitoring app linked to a police-grade breathalyzer.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on December 19, 2018. During the nine months ended June 30, 2019, there have been no material changes to the Company’s critical accounting policies other than the adoption of ASU 2014-09, as described in Note 8.

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

Also, on February 7, 2019, the Company received authorization from BIS for all of its international customers, contractors and subsidiaries requiring approval and for its Swedish and Mexican foreign national employees to continue using electronic monitoring devices and the associated software and technology. On April 22, 2019, the Company received a letter from BIS indicating that it decided to close this matter with the issuance of the Warning Letter in lieu of prosecution or fines given the facts and circumstances.

Other than the above disclosure related to our exports, we are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue

For the three months ended June 30, 2019, the Company recognized revenue from operations of $8,955,464 compared to $7,678,975 for the three months ended June 30, 2018, an increase of $1,276,489 or approximately 17%. The increase in revenue was principally the result of an increase in product sales of $914,780 and growth driven by clients in Illinois, Bahamas, Puerto Rico and Michigan.

Other revenue for the three months ended June 30, 2019 increased to $1,051,449 from $129,196 in the same period in 2018, an increase of $922,253. This increase is largely due to device sales of $914,780 to a distributor and a small increase in consumable item sales.

Cost of Revenue

During the three months ended June 30, 2019, cost of revenue totaled $4,162,174 compared to cost of revenue during the three months ended June 30, 2018 of $3,472,707, an increase of $689,467 or approximately 20%. The increase in cost of revenue was largely the result of higher product sales cost of $401,438, higher communication costs of $25,181, higher device amortization of $65,059 due to accelerated depreciation of certain devices and an increased number of devices, higher monitoring costs of $76,699 incurred to distribute additional devices to meet demand from growing clients, higher lost, stolen and damaged expense of $70,844, higher freight costs of $37,923, partially offset by lower device repair costs of $26,370.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2019 and 2018 totaled $500,704 and $432,952, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase of $67,752 represents accelerated depreciation of certain ReliAlertTM monitoring devices as well as an increase in the number of devices. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended June 30, 2019, gross profit totaled $4,793,290, representing an increase of $587,022 or approximately 14% compared to the same period last year, and resulting in a gross margin of approximately 53.5% compared to $4,206,268 or a gross margin of approximately 54.8% during the three months ended June 30, 2018.

General and Administrative Expense

During the three months ended June 30, 2019, general and administrative expense totaled $2,725,991 compared to $3,703,869 for the three months ended June 30, 2018. The decrease of $977,878 or approximately 26% in general and administrative costs resulted largely from lower legal and professional fees of $412,369, decrease in stock based compensation of $161,325, lower wages and taxes of $116,040, lower business taxes of $148,229, lower fees and licenses of $113,697, lower Board of Director fees of $100,000 and lower outside service costs of $53,352, partially offset by higher bad debt expense of $171,105.

Selling and Marketing Expense

During the three months ended June 30, 2019, selling and marketing expense increased to $556,122 compared to $466,048 for the three months ended June 30, 2018. The increase in expense of $110,074, or approximately 25% is principally the result of higher wages and taxes of $68,008, higher travel and entertainment expense of $29,978 and higher outside services of $15,432.

Research and Development Expense

During the three months ended June 30, 2019, research and development expense totaled $350,532 compared to $254,060 for the three months ended June 30, 2018, an increase of $96,472 or approximately 38%. The increase resulted largely from reallocation of $46,713 of wages and $15,191 of rent expense, higher dues and subscriptions of $11,217 and higher travel and entertainment of $8,563. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $297,448 was capitalized as developed technology during the three months ended June 30, 2019 and $299,709 was capitalized in the three months ended June 30, 2018. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended June 30, 2019, depreciation and amortization expense totaled $521,013 compared to $520,639 for the three months ended June 30, 2018, an increase of $374 or less than 1%.

Total Operating Expense

During the three months ended June 30, 2019, total operating expense decreased to $4,153,658 compared to $4,944,616 for the three months ended June 30, 2018, a decrease of $790,958 or approximately 16%.

Income / Loss from Operations

During the three months ended June 30, 2019, income from operations was $639,632 compared to a loss of $738,348 for the three months ended June 30, 2018, an increase of $1,377,980. This improvement was due to an improvement in gross profit of $587,022, and a decrease in operating expense of $790,958.

Other Income and Expense

For the three months ended June 30, 2019, other income (expense) totaled $395,651 compared to $757,305 for the three months ended June 30, 2018, a decrease in net expense of $361,654 or approximately 48%. The improvement in other income (expense) is largely due to positive currency exchange rate movements of $368,558 compared to the third fiscal quarter of 2018.

Net Loss Attributable to Common Shareholders

The Company had net loss attributable to common shareholders of $69,347 for the three months ended June 30, 2019, compared to a net loss attributable to common shareholders of $1,856,460 for the three months ended June 30, 2018, a decrease in net loss of $1,787,113 or approximately 96%. This decrease in net loss is largely due to higher gross profit, lower operating expense and positive currency exchange rate movements.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Revenue

For the nine months ended June 30, 2019, the Company recognized revenue from operations of $25,258,241, compared to $22,485,845 for the nine months ended June 30, 2018, an increase of $2,772,396 or approximately 12%. Of this revenue, $23,841,746 and $22,062,789, respectively, were from monitoring and other related services, an increase of $1,778,957 or approximately 8%. The increase in revenue was principally the result of an increase in monitoring operations driven by clients in Nevada, Mexico, Puerto Rico, Michigan, Bahamas and Illinois, partially offset by lower international monitoring revenue.

Other revenue for the three months ended June 30, 2019 increased to $1,416,495 from $423,056 in the same period in 2018, an increase of $993,439 largely due to device of $1,007,749 to two distributors, partially offset by a small decrease in consumable items.

Cost of Revenue

During the nine months ended June 30, 2019, cost of revenue totaled $11,339,956 compared to cost of revenue during the nine months ended June 30, 2018 of $9,787,364, an increase of $1,552,592 or approximately 16%. The increase in cost of revenue was largely the result of higher product cost of goods sold of $401,438, higher communication costs of $318,838, higher device repair costs of $246,852 incurred to distribute additional devices to meet demand from growing clients, higher monitoring costs of $166,552, higher lost, stolen and damaged unit costs of $81,821, higher server costs of $75,486, higher freight costs of $69,501 and higher device depreciation of $134,823.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2019 and 2018 totaled $1,512,583 and $1,377,760, respectively. This $134,823 or approximately 10% increase in costs represents accelerated depreciation of certain ReliAlertTM monitoring devices as well as an increase in the number of devices. Devices are depreciated over a one to three-year useful life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

 Gross Profit and Margin

During the nine months ended June 30, 2019, gross profit totaled $13,918,285, resulting in a gross margin of approximately 55.1%, compared to $12,698,481, or a gross margin of approximately 56.5% during the nine months ended June 30, 2018. The increase in absolute gross profit of $1,219,804 or approximately 10% is due to an increase in revenue offset by increases in certain cost of revenue, including product sales costs, device repair, monitoring activity, communication costs and depreciation of devices.

General and Administrative Expense

During the nine months ended June 30, 2019, general and administrative expense totaled $9,464,332 compared to $10,856,950 for the nine months ended June 30, 2018. The decrease of $1,392,618 or approximately 13% in general and administrative costs resulted largely from a decrease in stock based compensation of $1,083,386, lower Board of Director fees of $264,722, lower wages and taxes of $286,156, lower outside services of $152,860, lower business taxes of $143,868 and lower travel and entertainment of $68,105, partially offset by higher legal and professional expense of $519,448, bad debt expense of $99,997 and higher insurance costs of $88,246.

Selling and Marketing Expense

During the nine months ended June 30, 2019, selling and marketing expense totaled $1,637,026 compared to $1,394,778 for the nine months ended June 30, 2018. The $242,248, or approximately 17% increase resulted largely from higher wages and taxes of $125,012 and higher travel and entertainment of $96,275 visiting existing and new customers.

Research and Development Expense

During the nine months ended June 30, 2019, research and development expense totaled $954,276 compared to research and development expense for the nine months ended June 30, 2018 totaling $600,814, an increase of $353,462 or approximately 59%. The increase resulted largely from the reallocation of $277,279 of wages and higher travel and entertainment of $35,963. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $868,652 was capitalized as developed technology during the nine months ended June 30, 2019 and $802,560 was capitalized during the nine months ended June 30, 2018. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

 Depreciation and Amortization Expense

During the nine months ended June 30, 2019, depreciation and amortization expense totaled $1,556,378 compared to $1,624,916 for the nine months ended June 30, 2018. The $68,538, or approximately 4% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the nine months ended June 30, 2019, total operating expense decreased to $13,612,012 compared to $14,477,458 for the nine months ended June 30, 2018, a decrease of $865,446 or approximately 6%. The decrease was largely due to lower general and administrative expense of $1,392,618 and lower depreciation and amortization of $68,538. These costs were partially offset by higher selling and marketing expense of $242,248 and higher research and development expense of $353,462.

Income / Loss from Operations

During the nine months ended June 30, 2019, income from operations was $306,273 compared to a loss of $1,778,977 for the nine months ended June 30, 2018, an improvement of $2,085,250. This improvement was due to higher gross profit of $1,219,804 and a reduction in operating expense of $865,446.

Other Income and Expense

For the nine months ended June 30, 2019, other income (expense) totaled expense of $1,917,862 compared to expense of $2,495,752 for the nine months ended June 30, 2018. The decrease in net other expense of $577,890 resulted primarily from lower interest expense of $291,035, associated with supplier financing and deferred financing fees, both in the prior fiscal year and positive currency exchange rate movements of $307,911.

Net Loss Attributable to Common Shareholders

The Company had a net loss from continuing operations for the nine months ended June 30, 2019 totaling $2,068,924 compared to a net loss of $4,635,536 for the nine months ended June 30, 2018, representing a decrease of $2,566,612 or approximately 55%. This decrease in net loss is largely due to higher gross profit, lower general and administrative costs, and lower depreciation and amortization, partially offset by higher research and development costs and higher selling and marketing expense.

Liquidity and Capital Resources

During and prior to the fiscal year ended September 30, 2017, we supplemented cash flows by financing the business from borrowings under a credit facility, a revolving line of credit from one of our shareholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of June 30, 2019, excluding interest, approximately $3.4 million was owed to Sapinda Asia Limited under a loan agreement (the “Sapinda Loan Agreement”) that matures on September 30, 2020 and $30.4 million was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Loan Agreement”). No borrowings or sales of equity securities occurred during the nine months ended June 30, 2019 or during the year ended September 30, 2018.

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

Management will continue to seek additional extensions of debt maturities, other sources of capital, refinancing options, and potentially other transactions to meet all of its future obligations. While management believes it will be successful in completing one of these alternatives prior to the maturity of the Second Amended Facility Agreement, no assurances can be given.

Net Cash Flows from Operating Activities.

During the nine months ended June 30, 2019, we had cash flows from operating activities of $4,063,346, compared to cash flows from operating activities of $5,311,431 for the nine months ended June 30, 2018, representing a decrease of approximately 23%. The cash from operations was the result of the net loss of $2,068,924, offset by aggregated non-cash expense of $4,149,029 in the Condensed Consolidated Statement of Income. In addition, there was an increase in accrued liabilities of $1,849,972 and a decrease in inventory of $401,438, partially offset by a decrease in accounts payable of $83,201, an increase in prepaid expense and other assets of $135,714 and an increase in accounts receivable. In the nine month period ended June 30, 2018 the Company had a net loss of $4,635,536, offset by aggregated non-cash expense of $5,715,586 in the Condensed Consolidated Statement of Income and received a refund of an international performance bond of approximately $2.9 million in prepaid expense and other assets.

Net Cash Flows from Investing Activities.

The Company used $2,465,112 of cash for investing activities during the nine months ended June 30, 2019, compared to $2,074,160 of cash used during the nine months ended June 30, 2018. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the nine months ended June 30, 2019. Purchases of property and equipment increased $156,723, compared to the prior period, largely due to increases in leasehold improvements and computer equipment.

Net Cash Flows from Financing Activities.

The Company used $65,237 of cash for financing activities during the nine months ended June 30, 2019, compared to $47,579 of cash used in financing activities during the nine months ended June 30, 2018.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2019, the Company had unrestricted cash of $6,878,916 compared to unrestricted cash of $5,446,557 as of September 30, 2018. As of June 30, 2019, we had a working capital deficit of $31,032,669, compared to a working capital deficit of $30,316,328 as of September 30, 2018. This increase in working capital deficit of $716,341 is principally due to an increase in accrued interest and legal costs, cash used for additional capitalized software of $868,652, purchases of monitoring equipment of $1,296,621 and purchases of property and equipment of $299,839. These items were partially offset by cash provided by operations and cash received from the sale of inventory items.

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

	Payments due in fiscal year 2019	Payments due in fiscal years 2020-2021	Payments due in fiscal years 2022-2023	Total
Operating leases	$79,190	$425,097	$164,687	$668,974

As of June 30, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $668,974. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

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

Foreign Currency Risks

We had $10,220,079 and $8,080,688 in revenue from sources outside of the United States for the nine months ended June 30, 2019 and 2018, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange expense of $134,795 and of $442,706 in the nine months ended June 30, 2019 and 2018, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2019.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business.

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The plaintiffs alleged $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the plaintiff, finding that factual issues remain, reversing the Summary Judgment and remanding the case back to the trial court. On February 21, 2019, the trial concluded and a jury returned a verdict in plaintiffs’ favor; awarding the plaintiffs $336,000 before interest. The Company filed a motion to reverse the verdict in its entirety, which was denied on July 30, 2019. The Court entered a judgment on August 1, 2019 in the amount of $553,115.84, inclusive of pre-judgment interest. The Company is currently considering its options on appealing both the original judgement and the interest methodology used by the court.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment effective September 27, 2016. Mr. Merrill is seeking not less than $590,577 plus interest, attorney fees and costs. At a hearing on April 25, 2018, the court dismissed the plaintiff’s claims related to existence of an oral look-back agreement and a separation agreement. In an order entered July 25, 2019, the court granted the defendants’ motion to strike plaintiff’s damages’ expert report and barred plaintiff’s expert from testifying at trial, if any. Plaintiff has moved the court to reconsider its July 25, 2019 order. The Company intends to seek summary judgment on the remaining contested issues. We believe the allegations and claims are without merit.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. A decision on the Amparo action is anticipated in late 2019. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint seeks to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. In addition, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of contingent stock under the “earn-out” clause in the SPA. Finally, Sabag alleges that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and it will defend the case vigorously. Furthermore, according to the SPA, any disputes are to be resolved through binding arbitration held in New York. The Company filed a motion to dismiss the complaint and Compel Arbitration on September 5, 2018. On March 29, 2019, the Marion Superior Court ruled in favor of the Company and dismissed all claims against the Company without prejudice. The plaintiff has not taken any further actions since March 29, 2019

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff seeks injunctive relief and monetary damages in an unspecific amount.  To avoid the costs and uncertainties of prolonged litigation, the parties reached a settlement, which was finalized on June 4, 2019 and paid in June 2019. On July 22, 2019, the case was dismissed with prejudice as a result of the settlement.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. Defendants dispute the allegations of the Complaint and intend to vigorously defend the case.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018, filed on December 19, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 9, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Track Group, Inc.

Date: August 9, 2019	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: August 9, 2019	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)