Form 10-K
period 2019-09-30
Track Group, Inc.
filed 2020-01-10
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2019 was $2.4 million. As of December 3, 2019, there were 11,414,150 shares of Common Stock issued and outstanding.

 Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended September 30, 2019, pursuant to Regulation 14A.

-i-

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “may” “will”, “should”, “likely”, “anticipates”, “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to the factors discussed under the section of this Annual Report entitled “Risk Factors”.

-ii-

PART I

Item 1.       Business

Track Group, Inc., (the “Company”, “we”, “us”, and “our”), a Delaware corporation since 2016 and previously incorporated in 1995 as a Utah corporation, has its principal place of business at 200 E. 5th Avenue Suite 100, Naperville, Illinois 60563. Our telephone number is (877) 260-2010. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 per share (“Common Stock”), is currently listed for quotation on the OTCQX Premier Marketplace (“OTCQX”) under the symbol “TRCK”. Unless specified otherwise, as used in this Annual Report, references to Track Group, Inc. include the Company and its subsidiaries.

Company Background

The Company designs, manufactures, and markets location tracking devices and develops and sells a variety of related software, services, accessories, networking solutions, and monitoring applications. Our products and services include a full-range of one-piece GPS tracking devices, a device-agnostic operating system, a portfolio of software applications including smartphone, alcohol and predictive analytics, and a variety of accessory, service and support offerings. Our products and services are currently available worldwide and are sold through our direct sales force, as well as through value-added resellers. The Company sells to government customers on federal, state and local levels in the U.S. and to members of the Ministry of Justice (MOJ) internationally. Track Group’s device-agnostic platform and expanded portfolio of integrated and complimentary monitoring-related services help reduce risk and make the administration of justice better, faster, and less expensive for taxpayers. As of September 30, 2019, the Company’s products and platform were used to monitor over 37,000 individuals globally.

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

Recent Developments

Conrent Facility Agreement

On February 24, 2019 the Company and Conrent Invest S.A. (“Conrent”), acting on behalf of its compartment, Safety 2, amended the facility agreement originally entered into by and between the parties on December 30, 2013 (the “Amended Facility Agreement”), which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective February 24, 2019, the Amended Facility Agreement (I) extended the Maturity Date to the earlier of either April 1, 2020 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

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

Research and Development Program

During the fiscal year ended September 30, 2019, we incurred research and development expense of $1,313,499, compared to $862,142 recognized during fiscal year 2018. The $451,357 increase in research and development cost reflects higher wages and taxes of $323,321 higher travel expense of $109,052 and higher dues and subscriptions of $23,485. The Company is completing its new technology platform, which we currently intend to rollout to customers in the upcoming fiscal year. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,181,308 was capitalized as developed technology during the year ended September 30, 2019. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology. This represented an increase of $97,563 compared to the $1,083,745 capitalized as developed technology during the year ended September 30, 2018.

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

Our specific competitors vary from market to market and we compete against other international, national and regional companies, some of whom use local partners that may have more knowledge of the local markets and the government decision making process. Some of our competitors are owned by large public companies with broader resources, while others are backed by private equity firms with large funds, or in some cases, work as part of a consortium with extensive international experience. We expect competition in these markets to intensify as competitors attempt to imitate some of the features of our products and applications within their own products or, alternatively, collaborate with third-party providers to offer solutions that are more competitive than those they currently offer.

Competitive Strengths

Relationships with High-Quality Government Customers. We have developed strong relationships with federal, state and county customers within the United States and with Ministries of Justice internationally and managed to bring in new, sizable customers in the past year.

Industry Leading Analytics Software. Our software remains a leader with fully functioning, revenue-generating analytics on the market today, specifically designed for the offender monitoring market. State departments of corrections, county probation agencies and Sheriff’s offices have utilized this solution for multiple years.

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

National Footprint with International Presence. We operate in approximately 39 states as well as select international locations, including Chile, Puerto Rico, Mexico, Saudi Arabia and Bahamas. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

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

Dependence on Major Customers

We had sales to entities, two of which each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2019 and 2018, respectively:

	2019	%	2018	%

Customer A	$8,570,404	25%	$9,201,502	30%
Customer B	$3,549,273	10%	$3,772,540	12%
Customer C	$2,507,577	7%	$2,468,472	8%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2019 or 2018.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2019 and 2018, respectively, are shown in the table below:

	2019	%	2018	%

Customer A	$1,538,775	23%	$1,689,976	28%
Customer B	$844,241	12%	$594,626	10%
Customer C	$410,033	6%	$428,560	7%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during the fiscal years ended September 30, 2019 and 2018 was $2,323,491 and $2,075,671, respectively. The 12% increase in cellular service expense in 2019 compared to 2018 resulted from increased costs associated with higher revenue.

During the years ended September 30, 2019 and 2018, we also purchased a significant portion of our inventory and monitoring equipment from certain suppliers. The cost of these purchases during the fiscal years ended September 30, 2019 and 2018 was $1,782,049 and $1,305,586, respectively. The increase in monitoring equipment was due to the growth in the number of individuals monitored globally from over 34,000 at September 30, 2018 to over 37,000 at September 30, 2019.

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

The following table summarizes our trademark registrations:

Trademark	Application Number	Registration Number	Status/ Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013,886	2,595,328	Registered
TrackerPAL®	78/843,035	3,345,878	Registered
Mobile911®	78/851,384	3,212,937	Registered
TrackerPAL®	CA 1,315,487	749,417	Registered
TrackerPAL®	MX 805,365	960954	Registered
ReliAlert™	85/238,049	4200738	Registered
SecureCuff™	85/626037	4271621	Registered
SecureAlert™	86/031,550	4623370	Registered
TrackGroup™	86/301716	4701636	Registered
Track Group™ and Design	86/469103	4793747	Registered
Track Group™ and Design*	MP 1257077	1257077	Registered
V-TRCK®	87/151142	5330916	Registered

 * Track Group™ and Design is also a registered trademark in the following countries: Europe, Switzerland, Mexico, Canada and Chile and is pending in Brazil. HomeAware™ is a registered trademark owned by the Company; however, it is no longer in use.

Patents. We have 12 patents issued in the United States. At foreign patent offices, we have 8 patents issued and 3 patents pending.

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

In October 2018, through an internal review of our export compliance, it came to our attention that some of our products may not have been properly classified in the past, and that our export of certain products, software and technology may be subject to export licensing requirements of which we were not previously aware. As a result of these findings, we hired independent counsel to assist in, among other things, an investigation with respect to our past export practices and analyzing our classification of products, software and technology. On October 16, 2018, we voluntarily self-disclosed the information above to the Bureau of Industry and Security (“BIS”), followed by additional details sent to the BIS on April 1, 2019, and we have obtained licenses for the export of our products, software and technology to all of the Company’s international customers.

On February 7, 2019, the Company received authorization from BIS for all of its internal customers, contractors and subsidiaries requiring approval in addition to its Swedish and Mexican foreign national employees to continue using electronic devices and the associated software and technology. On April 22, 2019, the Company received a letter (the “Warning Letter”) from the BIS in response to the aforementioned self-disclosure, indicating that although violations of certain export regulations had occurred, the BIS Office of Export Enforcement closed this matter with the issuance of the Warning Letter in lieu of prosecution or fines given the facts and circumstances.

Currently, we are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout fiscal 2019, we detected no apparent seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period.

Employees

As of December 1, 2019, we had 164 full-time employees and 2 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

As of September 30, 2019, we had $33,827,689 of indebtedness outstanding, all of which becomes due and payable within the next 12 months, including $30,400,000 which matures on April 1, 2020 and $3,399,644 which matures September 30, 2020. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. As a result, we will have to raise additional capital or restructure such indebtedness during the next six months, and no assurances can be given that we may be successful in that regard. See “Recent Developments” and Note 13 to the Consolidated Financial Statements.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While we are currently reviewing all options regarding our indebtedness, no assurances can be given that we will be successful in refinancing, extending or restructuring the debt, and we cannot assure you that we will maintain a level of cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

In October 2018, through an internal review of our export compliance, it came to our attention that some of our products may not have been properly classified in the past, and that our export of certain products, software and technology may be subject to export licensing requirements of which we were not previously aware. As a result of these findings, we hired independent counsel to assist in, among other things, an investigation with respect to our past export practices and analyzing our classification of products, software and technology. On October 16, 2018, we voluntarily self-disclosed our potential former violation of the applicable export licensing requirements to the Bureau of Industry and Security (“BIS”), followed by additional details sent to the BIS on April 1, 2019, and have obtained licenses for the export of certain of our products, software and technology to all of the Company’s international customers.

On February 7, 2019, the Company received authorization from BIS for all of its internal customers, contractors and subsidiaries requiring approval in addition to its Swedish and Mexican foreign national employees to continue using electronic devices and the associated software and technology. On April 22, 2019, the Company received a letter (the “Warning Letter”) from the BIS in response to the aforementioned self-disclosure, indicating that although violations of certain export regulations had occurred, the BIS Office of Export Enforcement closed this matter with the issuance of the Warning Letter in lieu of prosecution or fines given the facts and circumstances.

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

During fiscal year 2019, our three top customers accounted for an aggregate of 43% of total sales. One of these contracts expires within the next fiscal year. Failure to renew the expiring contract, resulting in the loss of this customer, may have an adverse effect on our business. See Note 2 to the Consolidated Financial Statements.

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

We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, civil unrest, computer bugs or viruses, malicious cyber-attacks or hardware failures.

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

We currently have two independent directors sitting on our Board of Directors.

Our Board of Directors is currently comprised of three members, one of which would not be considered independent under the rules of the Nasdaq Capital Market and the OTC Markets. Additionally, we no longer maintain separate audit, compensation or nominating and governance committees, the duties of which are fulfilled by our entire Board of Directors. The rules of the OTC Markets require that companies whose securities are listed for quotation on the OTCQX have a board of directors comprised of at least two independent directors. In the event that one of our two independent directors resigns, and we fail to appoint an additional independent director on or before May 31, 2020, our Common Stock would no longer be eligible for quotation on the OTCQX, resulting in the quotation of our Common Stock on an alternative market, such as the OTC Pink Marketplace. Such change may affect the number and type of investors eligible to purchase our Common Stock. As a result, the price of our Common Stock may be adversely affected.

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

Our financial results are reported in U.S. dollars, but operations are conducted internationally. Currency exchange rates have, and may continue to have, a significant impact on our operating results. We do not utilize hedging techniques to minimize our exposure. As a result, an investment in our Common Stock may expose stockholders to fluctuations in exchange rates.

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

Certain groups or persons, and in particular ETS Limited, who owned approximately 43% of our issued and outstanding Common Stock as of December 3, 2019, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and, subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other stockholders. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock, and may designate additional shares of preferred stock in the future. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or Common Stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that common stockholders will receive dividend payments and payments upon liquidation. The issuance of shares of preferred stock may also adversely affect an acquisition or change in control of the Company. As of December 3, 2019, there were no outstanding shares of Series A Preferred issued and outstanding.

Sales by certain of our stockholders of a substantial number of shares of our Common Stock in the public market could adversely affect the market price of our Common Stock.

A large number of outstanding shares of our Common Stock are held by several of our principal stockholders. If any of these principal stockholders were to decide to sell large amounts of stock over a short period of time, such sales could cause the market price of our Common Stock to decline.

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

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 30,000,000 shares of Common Stock. Our Board of Directors has the authority to issue additional shares of Common Stock up to the authorized capital stated in the Certificate of Incorporation. The issuance of any such shares of Common Stock will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of the Company.

Trading of our Common Stock may be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our Common Stock and the volume of our Common Stock traded on any day may vary significantly from one day to the other. Our Common Stock is quoted on the OTCQX. Trading in stock quoted on the OTCQX is often thin, volatile, and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations, results or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, the OTCQX is not a stock exchange, and trading of securities quoted on the OTCQX is often more volatile than the trading of securities listed on a stock exchange like NASDAQ or NYSE: MKT.

Item 2.       Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space began on September 1, 2017 and expires on August 31, 2022. Lease payments are approximately $11,000 per month.

We lease commercial office space in Indianapolis, Indiana of approximately 5,751 square feet. This lease began on September 1, 2018 and terminates on August 31, 2022. Lease payments were approximately $3,100 per month through December 31, 2018 and increased to approximately $5,900 on January 1, 2019 as additional space was occupied.

Track Group Analytics, Inc. operations are conducted in approximately 4,200 square feet of office space in Bedford, Nova Scotia, Canada. The lease for this office space began on July 1, 2015 and expires on June 30, 2020. Monthly lease payments are approximately $5,700.

Our Chile operations are conducted in approximately 3,500 square feet of commercial office space located in Santiago, Chile. The lease for this office space began on December 31, 2016 and expires on December 31, 2021. Lease payments are approximately $6,500 per month.

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The plaintiffs alleged $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the plaintiffs, finding that factual issues remain, reversing the Summary Judgment and remanding the case back to the trial court. On February 21, 2019, a trial concluded and a jury returned a verdict in plaintiffs’ favor; awarding the plaintiffs $336,000 before interest. The Company filed a motion to reverse the verdict in its entirety, which was denied on July 30, 2019. The Court entered a judgment on August 1, 2019 in the amount of $553,115.84, inclusive of pre-judgment interest. Subsequently, the parties reached a mutually agreeable settlement of $450,000, which is accrued at September 30, 2019, and the case was dismissed with prejudice on October 22, 2019 as a result.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment effective September 27, 2016. Mr. Merrill sought not less than $590,577 plus interest, attorney fees and costs. At a hearing on April 25, 2018, the court dismissed the plaintiff’s claims related to existence of an oral look-back agreement and a separation agreement. In an order entered July 25, 2019, the court granted the defendants’ motion to strike plaintiff’s damages’ expert report and barred plaintiff’s expert from testifying at trial, if any. Plaintiff’s motion to reconsider the court’s July 25, 2019 order was denied on August 21, 2019. Subsequently, the parties reached an immaterial mutually agreeable settlement, and as a result, the case was dismissed with prejudice on November 1, 2019.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and is exploring its options going forward. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint sought to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. In addition, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of contingent stock under the “earn-out” clause in the SPA. Finally, Sabag alleged that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, and furthermore, according to the SPA, any disputes are to be resolved through binding arbitration held in New York. The Company filed a motion to dismiss the complaint and compel arbitration on September 5, 2018. On March 29, 2019, the Marion Superior Court ruled in favor of the Company and dismissed all claims against the Company without prejudice.

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff sought injunctive relief and monetary damages in an unspecified amount. To avoid the costs and uncertainties of prolonged litigation, the parties reached a settlement, which was finalized on June 4, 2019 and paid in June 2019. On July 22, 2019, the case was dismissed with prejudice as a result of the settlement.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. The Company removed the matter to federal court and subsequently filed its answer denying Plaintiff’s allegations in August 2019. Discovery is currently ongoing. The Company intends to vigorously defend the case.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK”. The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2019	High	Low
First Quarter ended December 31, 2018	$0.95	$0.47
Second Quarter ended March 31, 2019	$0.69	$0.50
Third Quarter ended June 30, 2019	$0.57	$0.52
Fourth Quarter ended September 30, 2019	$0.53	$0.51

Fiscal Year Ended September 30, 2018	High	Low
First Quarter ended December 31, 2017	$1.47	$1.05
Second Quarter ended March 31, 2018	$1.22	$1.01
Third Quarter ended June 30, 2018	$1.13	$0.99
Fourth Quarter ended September 30, 2018	$1.02	$0.90

Holders

As of December 3, 2019, we had 175 holders of record of our Common Stock and 11,414,150 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 685,259 shares of Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The 2012 Stock Incentive Plan

The Company’s 2012 Equity Compensation Plan, as amended (the “2012 Plan”), was first approved by our Board of Directors and stockholders at the Annual Meeting of Stockholders held on December 21, 2011, and amended following our Annual Meeting of Stockholders on May 19, 2015. We believe that incentives and stock-based awards focus and align employees on the objective of creating stockholder value and promoting the success of the Company, and that incentive compensation plans like the 2012 Plan are an important attraction, retention and motivation tool for participants in the plan.

Under the 2012 Plan, up to 803,262 shares of Common Stock or options to purchase Common Stock may be awarded. As of the date of this report, 258,408 shares of Common Stock and options for the purchase of 517,636 shares of Common Stock have been awarded under the 2012 Plan. The 2012 Plan was suspended by the Board of Directors in December 2018.

The following table includes information as of September 30, 2019 for our equity compensation plans:

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

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during the fiscal year ended September 30, 2019, nor were any securities issued subsequent to September 30, 2019, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this Annual Report on Form 10-K (“Annual Report”) other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe”, “anticipate”, “intend”, “plan”, “estimate”, “expect”, “may”, “will”, “should”, “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A entitled “Risk Factors” in Part I of this Annual Report and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to fiscal year 2019 refers to the year ended September 30, 2019. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2019 and 2018 and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Recent Developments

Conrent Facility Agreement

On February 24, 2019 the Company and Conrent Invest S.A. (“Conrent”), acting on behalf of its compartment, Safety 2, amended the facility agreement originally entered into by and between the parties on December 30, 2013 (the “Amended Facility Agreement”), which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective February 24, 2019, the Amended Facility Agreement (i) extended the Maturity Date to the earlier of either April 1, 2020 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021 On January 6, 2020 the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

Results of Operations

Continuing Operations - Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

During the fiscal year ended September 30, 2019, we had revenue of $34,019,152 compared to revenue of $30,570,219 for the fiscal year ended September 30, 2018, an increase of $3,448,933, or approximately 11%. Of this revenue, $32,100,370 and $29,943,563 was from monitoring and other related services during the 2019 and 2018 fiscal years, respectively, representing an increase of $2,156,807 or approximately 7%. Growth in revenue during the year ended September 30, 2019 was principally the result of an increase in total growth of our monitoring operations driven by clients in Puerto Rico, Nevada, Bahamas and Michigan and the establishment of new relationships in Mexico and Saudi Arabia. The increase in revenue for the fiscal year ended September 30, 2019 compared to the comparable period in 2018 was partially offset by nominally lower revenue in Chile and Indiana.

Product and other revenue for the year ended September 30, 2019 increased to $1,918,782 from $626,656 in the same period in 2018 largely due to higher product sales of $1,287,917 and slightly higher net sales of consumable items and other non-monitoring revenue items. The increase in product sales was due to international product sales. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

Cost of Revenue

During the year ended September 30, 2019, cost of revenue totaled $15,002,161 compared to cost of revenue during the year ended September 30, 2018 of $13,368,075, an increase of $1,634,086 or approximately 11%. The increase in cost of revenue was largely the result of higher cost of product sales of $482,155, higher device repair costs of $331,637, higher communication costs of $247,820, higher monitoring costs of $241,993, higher service commissions of $86,334, higher server costs of $61,349 and higher depreciation and amortization of $156,241 due to depreciation for additional devices. Increased costs of revenue were due to additional customers and devices in fiscal 2019.

Depreciation and amortization included in cost of revenue for the fiscal years ended September 30, 2019 and 2018, totaled $2,012,975 and $1,856,734, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the amortization periods are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the fiscal year ended September 30, 2019, gross profit totaled $19,016,991, resulting in a 56% gross margin, compared to $17,202,144, or a 56% gross margin, during the fiscal year ended September 30, 2018, an increase of $1,814,847. The increase in gross profit is largely due to higher revenue and a slightly lower increase in cost of revenue. Gross margin remained at 56%.

Gain / Loss on Sale of Assets

During the year ended September 30, 2019, we sold fully depreciated non-core assets for cash of $10,563. During the year ended September 30, 2018, we sold a fully depreciated non-core asset for cash of $8,500.

General and Administrative Expense

During the fiscal year ended September 30, 2019, our general and administrative expense totaled $12,243,459, compared to $13,983,924 for the fiscal year ended September 30, 2018. The decrease of $1,740,465 or approximately 14%, in general and administrative cost resulted largely from lower employee non-cash stock-based compensation of $1,383,657, lower wage and tax expense of $269,046, lower board of director fees of $264,722, lower outside services and contract labor of $175,129, lower expense related to entitlements from the Canadian government of $147,059, lower fees and licenses of $106,591, and lower travel and entertainment expenses of $59,994. These savings were partially offset by higher bad debt expense of $473,435, higher legal and professional costs of $137,629, and higher insurance costs of $127,383.

Selling and Marketing Expense

For the fiscal year ended September 30, 2019, our selling and marketing expense was $2,257,101 compared to $1,895,452 for the year ended September 30, 2018. The $361,649, or approximately 19%, increase resulted largely from wages and taxes of $183,399, higher travel expense of $140,268 and higher outside services of $30,156.

Research and Development Expense

During the fiscal year ended September 30, 2019, we incurred research and development expense of $1,313,499 compared to those costs recognized during fiscal year 2018 totaling $862,142, an increase of $451,357 or approximately 52%. The increase is largely due to higher wages and taxes of $323,321, higher travel expense of $109,052 and higher dues and subscriptions of $23,485. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,782,049 was capitalized as developed technology during the year ended September 30, 2019, and $1,083,745 was capitalized during the year ended September 30, 2018. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During the fiscal year ended September 30, 2019, depreciation and amortization included in operating expense totaled $2,047,980, compared to $2,120,746 for the fiscal year ended September 30, 2018. This decrease of $72,766, or approximately 3%, was largely the result of certain intangible assets becoming fully amortized and certain property and equipment assets becoming fully depreciated.

Other Income (Expense)

During the fiscal year ended September 30, 2019, other income (expense) totaled $2,845,115 of expense compared to other expense of $3,183,696 during fiscal 2018. The decrease of $338,581 in net other expense resulted primarily from income related to lower interest expense of $601,936, due to interest paid to a vendor and deferred financing costs in fiscal 2018, partially offset by lower interest income from interest received on an international performance bond in 2018.

Income taxes

During the fiscal year ended September 30, 2019, income tax expense totaled $884,353 compared to $592,725 during the fiscal year ended September 30, 2018. Tax expense in both fiscal years are income taxes largely relate to a foreign jurisdiction.

Net Loss

We had a net loss for the fiscal year ended September 30, 2019 totaling $2,563,953 or ($0.23) loss per common share, compared to a net loss of $5,428,041 or ($0.51) per common share for the fiscal year ended September 30, 2018. This decrease in net loss is largely due to higher gross profit, lower general and administrative expense, lower income tax expense and lower depreciation and amortization, partially offset by higher selling and marketing expense and higher research and development costs in fiscal year ended September 30, 2019.

Liquidity and Capital Resources

Historically, we have been unable to finance our business solely from cash flows from operating activities. During and prior to the fiscal year ended September 30, 2017, we supplemented cash flows by financing the business from borrowings under a credit facility, a revolving line of credit from one of our stockholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. As of September 30, 2019, excluding interest, approximately $3.4 million was owed to Sapinda (the “Sapinda Loan Agreement”) that matures on September 30, 2020 and $30.4 million was owed to Conrent Invest S.A. (“Conrent”) (the “Conrent Loan Agreement”). No borrowings or sales of equity securities occurred during the years ended September 30, 2019 or 2018. See Note 13 to the Consolidated Financial Statements.

On February 24, 2019 the Company and Conrent, acting on behalf of its compartment, Safety 2, amended the facility agreement originally entered into by and between the parties on December 30, 2013 (the “Amended Facility Agreement”), which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective February 24, 2019, the Amended Facility Agreement (i) extended the Maturity Date to the earlier of either April 1, 2020 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

Management will continue to seek additional extensions of debt maturities, other sources of capital, refinancing options, and potentially other transactions to meet all of its future obligations. While management believes it will be successful in completing one of these alternatives prior to the maturity of the Amended Facility Agreement, no assurances can be given.

Net Cash Flows from Operating Activities.

During the fiscal year ended September 30, 2019, we incurred a net loss of $2,563,953 and we had cash flows from operating activities of $5,071,650, compared to a net loss from continuing operations of $5,428,041 and cash flows from operating activities of $6,030,592 for fiscal year 2018. The decrease of cash from operations in fiscal year 2019 compared to fiscal year 2018 was largely the result of a repayment of an international performance bond in the year-ended September, 30 2018 and higher accounts receivables, largely due to new customers in fiscal year 2019, and increase in prepaid expense and other assets partially offset by higher accrued expenses and improved results from operations.

Net Cash Flows from Investing Activities.

The Company used $3,268,283 of cash for investing activities during the fiscal year ended September 30, 2019, compared to $2,535,204 of cash used during fiscal year 2018. Cash used for investing activities was used for significant enhancements of our software platform and used for purchases of monitoring and other equipment to meet demand during the twelve months ended September 30, 2019. Purchases of monitoring equipment increased $514,620 due to new and growing customers and purchases of property and equipment increased $122,959, compared to the prior period, largely due to increases in leasehold improvements and computer equipment.

Net Cash Flows from Financing Activities.

The Company used $65,317 of cash for financing activities during the fiscal year ended September 30, 2019, compared to $66,252 of cash used by financing activities during fiscal year 2018. During the fiscal years ended September 30, 2019 and September 30, 2018, we made principal payments of $65,317 and $66,252 on notes payable, respectively.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2019, we had unrestricted cash of $6,896,711, compared to unrestricted cash of $5,446,557 as of September 30, 2018. As of September 30, 2019, we had a working capital deficit of $35,010,475, compared to a working capital deficit of $30,316,328 as of September 30, 2018. This increase in working capital deficit of $4,694,147 is principally due to an increase the current portion of notes payable of $3,389,879, an increase in accrued liabilities of $3,495,593, cash used for additional capitalized software of $1,181,308, purchases of monitoring equipment of $1,820,206 and purchases of property and equipment of $277,332. These items were partially offset by cash provided by operations. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Facility to July 1, 2021. We currently believe that our cash on hand, in addition to cash derived from our operating activities, will be sufficient to sustain operations through the next twelve months. In the event we need to obtain additional funding, the Company may obtain additional financing from outside sources.

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. On February 24, 2019, the Company successfully extended the Conrent Loan Agreement to the earlier of either April 1, 2020 or the date upon which the outstanding principal amount is repaid by the Company.

On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

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

	Payments due in less than 1 year	Payments due in 1 – 3 years	Payments due in 3 – 5 years	Total
Operating leases	$257,450	$407,411	$3,612	$668,473

As of September 30, 2019, the Company’s total future minimum lease payments under noncancelable operating leases were $668,473. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

The Company will adopt ASU No. 2016-02 “Leases (Topic 842)” effective October 1, 2019 and anticipates recording a right of use asset and corresponding lease liability of approximately $0.6 million upon adoption.

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

With respect to revenue recognition, impairment of long-lived assets and allowance for doubtful accounts receivable, we apply critical accounting policies discussed below in the preparation of our financial statements.

Revenue Recognition

 Our revenue is predominantly derived from two sources: (i) monitoring services, and (ii) product sales.

Monitoring and Other Related Services

Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and/or leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. The rates for leased devices and monitoring services are considered to be stated at their individual stand-alone selling prices. The Company recognizes revenue on leased devices and monitoring services at the end of each month the services have been provided and payment terms are 30 days from invoice date. In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Product Sales and Other

The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. The Company recognizes device and other product sales in the period when: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. The Company recognizes revenue from other services as the customer receives services and the Company has the right to payment. When purchasing products (such as ReliAlert™ and Shadow™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Other Matters

The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable, and revenue is recognized when the fee becomes due. Normal payment terms for the sale of monitoring services and products are due upon receipt to 30 days. The Company sells devices and services directly to end users and to distributors. Distributors do not have general rights of return. Also, distributors may not have price protection or stock protection rights with respect to devices sold to them by us. Generally, title and risk of loss pass to the buyer upon delivery of the devices.

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

Impairment of Long-Lived Assets and Goodwill

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

We had $13,536,967 and $10,984,263 in revenue from sources outside the United States for the fiscal years ended September 30, 2019 and 2018, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange expense of $466,140 and $445,426 in fiscal years 2019 and 2018, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes given our substantial expenses in local currency. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

Item 8.       Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth on the pages indicated under Item 15 below.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 29, 2020.

Item 11.    Executive Compensation

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 29, 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 29, 2020.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 29, 2020.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before January 29, 2020.

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
10.15
Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated February 24, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 28, 2019).

14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed January 28, 2019).
21.1	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K, filed January 28, 2019).
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: January 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Chairman of the Board	January 10, 2020
Guy Dubois

/s/ Karen Macleod	Director	January 10, 2020
Karen Macleod

/s/ Karim Sehnaoui	Director	January 10, 2020
Karim Sehnaoui

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Track Group, Inc.
Naperville, IL

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Track Group, Inc. as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
January 10, 2020

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND 2018

Assets	2019	2018
Current assets:
Cash	$6,896,711	$5,446,557
Accounts receivable, net of allowance for doubtful accounts of $2,454,281 and $3,152,966, respectively	6,763,236	5,978,896
Note receivable, net of allowances for doubtful accounts of $234,733, at September 30, 2018	-	-
Prepaid expense and other	1,339,465	1,270,043
Inventory, net of reserves of $26,934, respectively	274,501	277,119
Total current assets	15,273,913	12,972,615
Property and equipment, net of accumulated depreciation of $2,248,913 and $1,999,222, respectively	675,037	745,475
Monitoring equipment, net of accumulated amortization of $6,322,768 and $5,325,654, respectively	2,624,900	3,162,542
Intangible assets, net of accumulated amortization of $14,157,090 and $12,016,512, respectively	21,955,679	23,253,054
Goodwill	8,187,911	8,076,759
Deferred tax asset	540,563	-
Other assets	124,187	145,839
Total assets	$49,382,190	$48,356,284

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,628,003	2,518,030
Accrued liabilities	13,828,696	10,333,103
Current portion of long-term debt	33,827,689	30,437,810
Total current liabilities	50,284,388	43,288,943
Long-term debt, net of current portion	-	3,428,975
Total liabilities	50,284,388	46,717,918

Commitments and contingencies (Note 11)	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,401,650 shares outstanding, respectively	1,140	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,250,556	302,102,866
Accumulated deficit	(302,152,292)	(299,495,370)
Accumulated other comprehensive loss	(1,001,602)	(970,270)
Total equity (deficit)	(902,198)	1,638,366
Total liabilities and stockholders’ equity (deficit)	$49,382,190	$48,356,284

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Revenue:
Monitoring and other related services	$32,100,370	$29,943,563
Product sales and other	1,918,782	626,656
Total revenue	34,019,152	30,570,219

Cost of revenue:
Monitoring, products and other related services	12,989,186	11,511,341
Depreciation and amortization	2,012,975	1,856,734
Total cost of revenue	15,002,161	13,368,075

Gross profit	19,016,991	17,202,144

Operating expense:
General & administrative	12,243,459	13,983,924
(Gain) / loss on sale of asset	(10,563)	(8,500)
Selling & marketing	2,257,101	1,895,452
Research & development	1,313,499	862,142
Depreciation & amortization	2,047,980	2,120,746
Total operating expense	17,851,476	18,853,764

Income (loss) from operations	1,165,515	(1,651,620)

Other income (expense):
Interest income	23,929	242,973
Interest expense	(2,403,047)	(3,004,983)
Currency exchange rate gain (loss)	(466,140)	(445,426)
Other income/expense, net	143	23,740
Total other income (expense)	(2,845,115)	(3,183,696)
Net loss before income taxes	(1,679,600)	(4,835,316)
Income tax expense	884,353	592,725
Net loss attributable to common stockholders	(2,563,953)	(5,428,041)
Foreign currency translation adjustments	(31,332)	(294,719)
Comprehensive loss	$(2,595,285)	$(5,722,760)
Net loss per common share, basic and diluted	$(0.23)	$(0.51)
Weighted average common shares outstanding, basic and diluted	11,213,431	10,732,523

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2018 AND 2019

	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance as of October 1, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

ASC 606 modified retrospective adjustment	-	-	-	(92,969)	-	(92,969)

Amortization of equity-based compensation granted to employees	-	-	147,690	-	-	147,690

Foreign currency translation adjustments	-	-	-	-	(31,332)	(31,332)

Net loss	-	-	-	(2,563,953)	-	(2,563,953)

Balance as of September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

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

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(2,563,953)	$(5,428,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,060,955	3,977,480
Bad debt expense	655,480	182,045
Accretion of debt discount	-	185,811
Stock based compensation	21,465	1,719,844
(Gain) / loss on disposal of property and equipment	(10,563)	(8,500)
Loss on monitoring equipment included on cost of sales	355,117	390,098
Foreign currency exchange loss	466,140	445,426
Change in assets and liabilities:
Accounts receivable, net	(1,418,487)	(556,160)
Inventories	498,936	-
Prepaid expense and other assets	(755,050)	2,187,162
Accounts payable and accrued expense	3,761,610	2,935,427
Net cash provided by operating activities	5,071,650	6,030,592

Cash flow from investing activities:
Purchase of property and equipment	(277,332)	(154,373)
Capitalized software	(1,181,308)	(1,083,745)
Purchase of monitoring equipment and parts	(1,820,206)	(1,305,586)
Proceeds from sale of assets	10,563	8,500
Net cash used in investing activities	(3,268,283)	(2,535,204)

Cash flow from financing activities:
Principal payments on notes payable	(65,317)	(66,252)
Net cash used in financing activities	(65,317)	(66,252)

Effect of exchange rate changes on cash	(287,896)	(9,900)

Net increase in cash	1,450,154	3,419,236
Cash, beginning of year	5,446,557	2,027,321
Cash, end of year	$6,896,711	$5,446,557

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018

Cash paid for interest	$27,215	$226,079

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants for accrued Board of Director fees	-	75,000
Non-cash transfer of inventory to monitoring equipment	733,617	305,481

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

General

The Company’s business is based on the leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S. and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (PaaS) business model. Currently, the Company deploys offender-based management services that combine patented GPS tracking technologies, full-time 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. The Company offers customizable tracking solutions that leverage real-time tracking data, best-practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Business Condition. As of September 30, 2019 and 2018 the Company had an accumulated deficit of $302,152,292 and $299,495,370, respectively. The Company incurred a net loss of $2,563,953 and $5,428,041 for the years ended September 30, 2019 and 2018, respectively. The Company may continue to incur losses and require additional financial resources. Also, as of September 30, 2019 the Company has reported debt maturing in the next 12 months. The Company’s successful development and transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows. The Company has also been successful in negotiating an extension of its existing debt agreement (see Note 13). Management of the Company believes that the availability of financing from these sources is adequate to fund operations through the upcoming twelve months.

Certain reclassifications of amounts previously reported have been made in the accompanying financial statements. The Company considers these reclassifications to be immaterial and they have no impact on total operating expense or net loss before income taxes.

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2019. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

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

The Company had sales to entities, two of which each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2019 and 2018.

	2019	%	2018	%

Customer A	$8,570,404	25%	$9,201,502	30%
Customer B	$3,549,273	10%	$3,772,540	12%
Customer C	$2,507,577	7%	$2,468,472	8%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2019 or 2018.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2019 and 2018, respectively, are shown in the table below:

	2019	%	2018	%

Customer A	$1,537,775	23%	$1,689,976	28%
Customer B	$844,241	12%	$594,626	10%
Customer C	$410,033	6%	$428,560	7%

Based upon the expected collectability of our accounts receivable, the Company maintains an allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $5,688,493 and $2,900,105 of cash deposits in excess of federally insured limits as of September 30, 2019 and 2018, respectively.

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

Note Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but entered into an agreement with one of its customers during the fiscal year ended September 30, 2012. Payments under the note are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the respective note. The note requires monthly payments of $15,000, and matured in May 2014. The note is currently in default and accrues interest at a rate of 17% per annum. As of June 30, 2016, the Company no longer accrues interest on the note. As of September 30, 2019, the fully reserved principal and interest due of $234,733 was determined to be uncollectable and was written off.

Prepaid Expense and Other

Prepaid assets and other is comprised largely of performance bond deposits, tax deposits, vendor deposits and other prepaid supplier expenses. We generally expect deposits to be returned to the Company as cash within 12 months and prepaid expenses to be allocated over the commitment.

Inventory

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values. The Company did not record impairment of inventory during the fiscal years ended September 30, 2019 and 2018, respectively.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2019 and September 30, 2018, inventory consisted of the following:

	2019	2018
Finished goods inventory	$301,435	$304,053
Reserve for damaged or obsolete inventory	(26,934)	(26,934)
Total inventory, net of reserves	$274,501	$277,119

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

Property and equipment consisted of the following as of September 30, 2019 and 2018, respectively:

	2019	2018
Equipment, software and tooling	$1,210,583	$1,074,471
Automobiles	5,574	6,153
Leasehold improvements	1,393,976	1,358,984
Furniture and fixtures	313,817	305,089
Total property and equipment before accumulated depreciation	2,923,950	2,744,697
Accumulated depreciation	(2,248,913)	(1,999,222)
Property and equipment, net of accumulated depreciation	$675,037	$745,475

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2019 and 2018, the Company recognized a $10,563 and $8,500 gain, respectively on the disposal of property and equipment. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2019 and 2018 was $315,380 and $348,162, respectively.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of September 30, 2019 and 2018 is as follows:

	2019	2018
Monitoring equipment	$8,947,668	$8,488,196
Less: accumulated amortization	(6,322,768)	(5,325,654)
Monitoring equipment, net of accumulated amortization	$2,624,900	$3,162,542

Amortization expense for the fiscal years ended September 30, 2019 and 2018 was $1,509,166 and $1,360,753, respectively. This expense was classified as a cost of revenue.

Monitoring equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

During the fiscal years ended September 30, 2019 and 2018, the Company disposed of leased monitoring equipment and parts of $355,117 and $390,098, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable, and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. See Note 12.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 and related amendments “Revenue from Contracts with Customers (Topic 606), which superseded all prior revenue recognition methods and industry-specific guidance. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or at a point in time). ASU 2014-09 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On October 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method, whereby the adoption does not impact any prior periods.

 Our revenue is predominantly derived from two sources: (i) monitoring services, and (ii) product sales.

Monitoring and Other Related Services

Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. The rates for leased devices and monitoring services are considered to be stated at their individual stand-alone selling prices. The Company recognizes revenue on leased devices and monitoring services at the end of each month the services have been provided and payment terms are 30 days from invoice date. In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Product Sales and Other

The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. The Company recognizes device and other product sales in the period when: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. The Company recognizes revenue from other services as the customer receives services and the Company has the right to payment. When purchasing products (such as ReliAlert™ and Shadow™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Research and Development Costs

During the fiscal year ended September 30, 2019 and September 30, 2018, the Company incurred research and development expense of $1,313,499 and $862,142, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2019 and 2018 was $19,642 and $8,264, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2019 and September 30, 2018, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2019 and 2018, there were 628,592 outstanding common share equivalents that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2019 and 2018 consisted of the following:

	2019	2018
Issuable Common Stock options and warrants	685,259	628,592
Total Common Stock equivalents	685,259	628,592

At September 30, 2019 and September 30, 2018, all stock option and warrant exercise prices were above the market price of $0.51 and $0.90, respectively, and thus have not been included in the basic earnings per share calculation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Revenue from Contracts with Customers (Topic 606) or ASU No. 2014-09, which superseded all prior revenue recognition methods and industry-specific guidance. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method, whereby the adoption does not impact any prior periods. See Note 3.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory” (“ASU 2015-11”), which dictates that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU No. 2015-11 in the first quarter of fiscal year 2018. The Company’s adoption of ASU 2015-11 did not have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) requiring the classification of certain cash receipts and cash payments to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The Company adopted ASU 2016-15 in the first quarter of fiscal year 2019. The Company’s adoption of ASU 2016-15 did not have an impact on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for annual periods beginning after December 15, 2017. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company’s adoption of ASU 2017-09 did not have an impact on its Consolidated Financial Statements.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment”. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal year 2021. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company will adopt the new standard effective October 1, 2019 and anticipates recording a right of use asset and corresponding lease liability of approximately $0.6 million upon adoption.

(3) REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09 and related amendments, which superseded all prior revenue recognition methods and industry-specific guidance. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or at a point in time). ASU 2014-09 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On October 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method, whereby the adoption does not impact any prior periods.

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability. The balance of the contract liabilities at September 30, 2019 and 2018 are $389,229 and $150,604, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets.

Product Sales and Other. The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. Revenue from the sale of devices and parts is recognized upon their transfer of control to the customer, which is generally upon delivery. Delivery is considered complete at either the time of shipment or arrival at destination, based on the agreed upon terms within the contract. Payment terms are generally 30 days from invoice date.

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

Effect of Adopting ASU 2014-09. The Company adopted ASU 2014-09 using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of $92,969, relating to one contract for the sale of products and associated use of software.

The cumulative effect of the changes made to the Company’s Consolidated October 1, 2018 Balance Sheet for the adoption of ASU 2014-09 is as follows:

Balance Sheet	As Reported at September 30, 2018	Adjustments	Balance as of October 1, 2018

LIABILITIES
Accrued liabilities	$10,333,103	$92,969	$10,426,072
Total current liabilities	$43,288,943	$92,969	$43,381,912
Total liabilities	$46,717,918	$92,969	$46,810,887

STOCKHOLDERS' EQUITY
Accumulated deficit	$(299,495,370)	$(92,969)	$(299,588,339)
Total equity	$1,638,366	$(92,969)	$1,545,397
Total liabilities and stockholders’ equity	$48,356,284	$(92,969)	$48,263,315

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Twelve Months Ended September 30, 2019		Twelve Months Ended September 30, 2018
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$20,482,165	60%	$19,585,956	64%
Latin America	13,095,679	39%	10,729,349	35%
Other	441,308	1%	254,914	1%
Total	$34,019,152	100%	$30,570,219	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 94%) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, Saudi Arabia, United Kingdom and Vietnam.

(4)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Accrued payroll, taxes and employee benefits	1,680,634	$1,937,021
Deferred revenue	389,229	150,604
Deposits payable	10,000	54,504
Accrued taxes - foreign and domestic	1,071,532	351,469
Accrued other expense	170,055	298,268
Accrued legal costs	1,057,305	473,777
Accrued costs of revenue	251,262	230,514
Accrued bond guarantee	142,405	157,199
Accrued interest	9,056,274	6,679,747
Total accrued liabilities	$13,828,696	$10,333,103

(5)	Related Parties

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities under an agreement dated September 28, 2017 pursuant to which ADS Securities transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's Board of Directors on February 7, 2018.

(6)	Debt Obligations

Debt obligations as of September 30, 2019 and 2018 consisted of the following:

	2019	2018

Unsecured facility agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on April 1, 2020. The Company did not pay interest on this loan during the year ended September 30, 2019.	$30,400,000	$30,400,000

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	28,045	67,141

Total debt obligations	33,827,689	33,866,785
Less current portion	(33,827,689)	(30,437,810)
Long-term debt, net of current portion	$-	$3,428,975

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2019:

Fiscal Year	Total
2019	$33,827,689
2020	-
2021 & thereafter	-
Total	$33,827,689

(7)	Preferred Stock

The Company’s Certificate of Incorporation authorizes it to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Company’s Board of Directors has the authority to amend its Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create additional series of preferred stock.

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

As of September 30, 2019, no shares of Series A Preferred were issued and outstanding.

(8)	Common Stock

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

(9)	Stock Options and Warrants

Stock Incentive Plan

The 2012 Plan was approved at the Annual Meeting of Stockholders on December 21, 2011, and at the Annual Meeting of Stockholders on May 19, 2015, the Company’s stockholders approved an amendment increasing the number of shares of Common Stock available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. All future grants of warrants and options will have an expiration period of five years. The warrants for directors serving on the Board vest immediately and warrants issued to employees vest annually over either a two or three year period after the grant date. A total of 803,262 shares are authorized for issuance pursuant to awards granted under the 2012 Plan; however, the Board of Directors suspended the 2012 Plan earlier in the fiscal year.

During the fiscal years ended September 30, 2019 and 2018, options to purchase nil and 30,797 shares of Common Stock were granted under the 2012 Plan. As of September 30, 2019, 27,218 shares of Common Stock were available for future grants under the 2012 Plan.

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

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2019 and 2018, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $21,231 and $169,041 for the fiscal years ended September 30, 2019 and 2018, respectively, related to the issuance and vesting of outstanding stock options and warrants.

As of September 30, 2019, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

The following are the weighted-average assumptions used for options granted during the fiscal years ended September 30, 2019 and 2018 using the Black-Scholes model, respectively:

	Fiscal Years Ended
	September 30,
	2019	2018
Expected stock price volatility	N/A	102%
Risk-free interest rate	N/A	2.09%
Expected life of options/warrants	5 Years	5 Years

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life of stock options and warrants represents the period of time that the stock options or warrants are expected to be outstanding based on the simplified method allowed under GAAP. The expected volatility is based on the historical price volatility of the Company’s Common Stock. In fiscal year 2014, the Company changed from a daily to weekly volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options and warrants. The dividend yield represents our anticipated cash dividends over the expected life of the stock options and warrants.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2019 and 2018 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2017	600,842	$8.51	4.90 years	$-
Granted	85,589	$1.13
Expired	(1,172)	$(19.29)
Exercised	-	-
Outstanding as of September 30, 2018	685,259	$1.56	3.90 years	-
Granted	-	-
Expired	-	-
Exercised	-	$-
Outstanding as of September 30, 2019	685,259	$1.56	2.90 years	$-
Exercisable as of September 30, 2019	685,259	$1.56	2.90 years	$-

The fiscal year end intrinsic values are based on a September 30, 2019 closing price of $0.51 per share.

(10)	Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of September 30, 2019, the measurement period is closed and any amounts that were provisional at September 30, 2018 were finalized with little to no impact to the consolidated financial statement.

For the fiscal years ended September 30, 2019 and 2018, the Company incurred net losses for income tax purposes of $2,563,953 and $5,428,041, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2019, the Company had net carryforwards available to offset future taxable income of approximately $204,080,000 none of which expires in 2019. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2019, or on net deferred tax asset as of September 30, 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2019 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2019	2018
Net loss carryforwards	$35,256,000	$34,748,000
Accruals and reserves	1,367,000	913,000
Contributions	16,000	16,000
Severance indemnity reserve	59,000	-
Depreciation	(389,000)	53,000
Stock-based compensation	639,000	1,018,000
Valuation allowance	(36,407,000)	(36,748,000)
Total	$541,000	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2019 and 2018 are as follows:

	Fiscal Years Ended
	September 30,
	2019	2018
Federal income tax benefit at statutory rate	$(801,000	$(1,700,000)
State income tax benefit, net of federal income tax effect	(141,000)	(265,000)
Effect of foreign income taxes	874,000)	593,000
Non-deductible expenses	(199,000	(554,000)
Rate change due to Tax Cuts and Jobs Act	760,000	17,574,000
Deferred only adjustment	954,000	7,382,000
Change in valuation allowance	(563,000	(22,437,000)
Provision for income taxes	$884,000	$593,000

During the fiscal year ended September 30, 2014, the Company began recognizing revenue from international sources from our products and monitoring services. During the fiscal year ended September 30, 2014, the Company began recognizing a liability for value-added taxes, which will be due upon collection. At September 30, 2019, the Company had a net receivable related to payments on VAT tax of $173,230. During the year ended September 30, 2019, the Company recorded income tax expense of $359,658 related to a foreign jurisdiction, which is included in income tax expense on the Consolidated Statements of Operations.

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2016 through September 30, 2019.

(11)	Commitments and Contingencies

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

Lazar Leybovich et al. v. SecureAlert, Inc. On March 29, 2012, Lazar Leybovich, Dovie Leybovich and Ben Leybovich filed a complaint in the 11th Circuit Court in and for Miami-Dade County, Florida alleging breach of contract with regard to certain Stock Redemption Agreements. The plaintiffs alleged $1,587,604 in combined damages. On May 2, 2016, the Court resolved this case in favor of the Company by granting the Company’s motion for Summary Judgment. The plaintiffs filed an Appeal on June 1, 2016 challenging the Court’s ruling on the motion for Summary Judgment. The Appellate court ruled in favor of the plaintiffs, finding that factual issues remain, reversing the Summary Judgment and remanding the case back to the trial court. On February 21, 2019, a trial concluded and a jury returned a verdict in plaintiffs’ favor; awarding the plaintiffs $336,000 before interest. The Company filed a motion to reverse the verdict in its entirety, which was denied on July 30, 2019. The Court entered a judgment on August 1, 2019 in the amount of $553,115.84, inclusive of pre-judgment interest. Subsequently, the parties reached a mutually agreeable settlement of $450,000, which is accrued at September 30, 2019, and the case was dismissed with prejudice on October 22, 2019 as a result.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment effective September 27, 2016. Mr. Merrill sought not less than $590,577 plus interest, attorney fees and costs. At a hearing on April 25, 2018, the court dismissed the plaintiff’s claims related to existence of an oral look-back agreement and a separation agreement. In an order entered July 25, 2019, the court granted the defendants’ motion to strike plaintiff’s damages’ expert report and barred plaintiff’s expert from testifying at trial, if any. Plaintiff’s motion to reconsider the court’s July 25, 2019 order was denied on August 21, 2019. Subsequently, the parties reached an immaterial mutually agreeable settlement, and as a result, the case was dismissed with prejudice on November 1, 2019.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and is exploring its options going forward. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Eli Sabag v. Track Group, Inc., Sapinda Asia Limited and Lars Windhorst. On May 4, 2018, Eli Sabag filed a complaint before the Marion Superior Court in Marion County Indiana for damages and declaratory Judgment against the Company. The complaint sought to enforce an “earn-out” clause in a Share Purchase Agreement (“SPA”) between the Company and Sabag. In addition, Sabag sued the Company for breach of fiduciary duty and tortious interference, alleging that the Company avoided selling sufficient GPS devices so as to not trigger the issuance of contingent stock under the “earn-out” clause in the SPA. Finally, Sabag alleged that the Company was unjustly enriched because it failed to pay full value for his shares under the SPA. The Company believes the allegations are unfounded and without merit, furthermore, according to the SPA, any disputes are to be resolved through binding arbitration held in New York. The Company filed a motion to dismiss the complaint and compel arbitration on September 5, 2018. On March 29, 2019, the Marion Superior Court ruled in favor of the Company and dismissed all claims against the Company without prejudice.

Erick Cerda v. Track Group, Inc. On July 25, 2018, former employee Erick Cerda, the plaintiff, filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 18-CV-05075, alleging violations of Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act. Plaintiff sought injunctive relief and monetary damages in an unspecified amount. To avoid the costs and uncertainties of prolonged litigation, the parties reached a settlement, which was finalized on June 4, 2019 and paid in June 2019. On July 22, 2019, the case was dismissed with prejudice as a result of the settlement.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. The Company removed the matter to federal court and subsequently filed its answer denying Plaintiff’s allegations in August 2019. Discovery is currently ongoing. The Company intends to vigorously defend the case.

Operating Lease Obligations

The following table summarizes our contractual obligations as of September 30, 2019:

Fiscal Year	Total

2020	$257,450
2021	238,681
2022	168,730
2023	3,612
2024	-
Thereafter	-
Total	$668,473

The total operating lease obligations of $668,473 is largely related to facilities operating leases. During the years ended September 30, 2019 and 2018, the Company paid $474,673 and $476,152, in lease payment obligations, respectively.

(12)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2019 and 2018, respectively:

2019	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patent & royalty agreements	7.99	$21,170,565	$(9,084,569)	$12,085,996
Developed technology	8.00	12,685,281	(3,441,289)	9,243,992
Customer relationships	7.70	1,860,000	(1,293,055)	566,945
Trade name	9.57	318,722	(259,976)	58,746
Website	3.00	78,201	(78,201)	-
Total		$36,112,769	$(14,157,090)	$21,955,679

2018	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patent & royalty agreements	7.99	$21,170,565	$(7,751,751)	$13,418,814
Developed technology	7.60	11,835,293	(2,885,092)	8,950,201
Customer relationships	7.70	1,860,000	(1,050,733)	809,267
Trade name	9.57	325,507	(250,735)	74,772
Website	3.00	78,201	(78,201)	-
Total		$35,269,566	$(12,016,512)	$23,253,054

The intangible assets summarized above were purchased or developed on various dates from January 2010 through September 30, 2019. The assets have useful lives ranging from three to twenty years. Amortization expense for the years ended September 30, 2019 and 2018 was $2,236,410 and $2,268,946, respectively. There was no impairment indicated for the years ended September 30, 2019 or September 30, 2018.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2019:

Fiscal Year	Amortization	STOP Royalty
2020	$2,726,950	$450,000
2021	2,707,504	450,000
2022	2,516,765	450,000
2023	2,403,946	450,000
2024	1,957,866	187,500
Thereafter	7,655,148	-
Total	$19,968,179	$1,987,500

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2019. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30 consisted of the following:

	September 30,
	2019	2018
Balance - beginning of year	$8,076,759	$8,226,714
Effect of foreign currency translation on goodwill	111,152	(149,955)
Balance - end of year	$8,187,911	$8,076,759

(13)	Subsequent Events

On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that, other than as disclosed above, no additional subsequent events have occurred that are reasonably likely to impact the financial statements.