Form 10-K/A
period 2019-09-30
Track Group, Inc.
filed 2020-01-28
CIK 1045942

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

As of January 28, 2020, there were 11,414,150 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Track Group, Inc. (the “Company”, “us”, “we” or “our”) for the year ended September 30, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on January 10, 2020 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, a new certification of our principal executive officer is attached as of the filing date of this Amendment. Except as described above, no other changes have been made to the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

-i-

Track Group, Inc.

FORM 10-K/A
For the Fiscal Year Ended September 30, 2019

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

Guy Dubois	61	Chair of the Board
Karen Macleod	56	Director
Karim Sehnaoui	41	Director
Derek Cassell	46	Chief Executive Officer
Peter K. Poli	58	Chief Financial Officer

Guy Dubois was appointed as a director in December 2012, and has served as Chair of the Board since February 2013. In addition, Mr. Dubois previously served as our Chief Executive Officer from September 2016 to December 2017. Mr. Dubois is the Founder and Chairman of Singapore-based Tetra House Pte. Ltd., a provider of bespoke consulting and advisory services out of Singapore. He is co-founder of Circo3, a regulated capital arrangement company with a platform approach to the investor capital raising business. Mr. Dubois is a former director and Chief Executive Officer of Gategroup AG, and previously held various executive leadership roles at Gate Gourmet Holding LLC. Mr. Dubois has held executive management positions at Roche Vitamins Inc. in New Jersey, as well as regional management roles in that firm’s Asia Pacific operations. Mr. Dubois also served the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including as its Treasurer and Chief Accountant. Additionally, Mr. Dubois worked with IBM in Sweden as Product Support Specialist for Financial Applications. A Belgian citizen, Mr. Dubois holds a degree in Financial Science and Accountancy from the Limburg Business School in Diepenbeek, Belgium.

Mr. Dubois’ extensive financial and management expertise and experience, in addition to his public company senior management and board experience, and the leadership he has shown in his positions with prior companies as well as his knowledge of the daily operations of the Company having previously served as Chief Executive Officer, make him a valuable asset to the Board and the Company.

Karen Macleod was appointed as a director in January 2016 and currently serves as Chief Executive Officer of Arete Group LLC, a professional services firm. Prior to Arete Group, Ms. Macleod was President of Tatum LLC, a New York-based professional services firm owned by Randstad, from 2011 to 2014, and was a co-founder of Resources Connection (NASDAQ: RECN), now known as RGP, a multinational professional services firm founded as a division of Deloitte in June 1996. Ms. Macleod served in several positions for RGP, including as a director from 1999 to 2009 and President, North America from 2004 to 2009. Prior to RGP, Ms. Macleod held several positions in the Audit Department of Deloitte from 1985 to 1994. Ms. Macleod served as a director for A-Connect (Schweiz) AG, a privately held, Swiss-based global professional services firm, from 2014 to 2016, and was a director for Overland Solutions from 2006 to 2013. Currently, Ms. Macleod is serving as a director on the Board of the FWA (Financial Women’s Association) in New York and is a member of their Audit Committee. Ms. Macleod holds a Bachelor of Science in Business/Managerial Economics from the University of California, Santa Barbara.

Ms. Macleod’s senior public company leadership experience along with her finance and accounting background make her a significant contributor to the Board and the strategic growth of the Company.

Karim Sehnaoui was appointed as a director in February 2018. Mr. Sehnaoui is an entrepreneur and investment professional, who specializes in private equity, venture capital, and corporate finance. Currently, he serves as Chief Investment Officer of ADS Securities LLC, a position he has held since October 2018, and as a Director of ETS Limited. In addition, Mr. Sehnaoui is the Founder and current Managing Director of Elham Management and Investment Group, an investment firm founded in 2011 that is dedicated to sustainable strategic investing. From 2012 to 2016, Mr. Sehnaoui taught graduate level finance courses as a visiting Assistant Professor at MSB Mediterranean School of Business in Tunisia. Prior to that, Mr. Sehnaoui spent several years in investment banking and private equity, serving as Acting Chief Investment Officer of Abu Dhabi Investment House PJSC and General Manager for Abu Dhabi Investment House S.A., and Business Development Director at Ithmaar Bank. Mr. Sehnaoui is currently a member of the Supervisory Board of Fyber N.V. (FRA: FBEN), an advertising technology company. Mr. Sehnaoui holds Bachelor’s and Master’s degrees in Civil Engineering from McGill University in Montreal, Canada, and was a Global Leadership Fellow at the World Economic Forum in Geneva, Switzerland from 2005 to 2007.

Mr. Sehnaoui was appointed as a director in connection with ETS Limited becoming the Company’s largest stockholder of record in 2018. Mr. Sehnaoui’s senior leadership experience, along with his private equity and venture capital background make him a valued member of the Board and a strong asset to the ongoing growth of the Company.

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

 Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2019 and that such filings were timely.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. This Code contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of our Code is available online at www.trackgrp.com. Any amendments to or waivers from a provision of our Code that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code will be made available to the public at the aforementioned website..

Board Leadership Structure

Our Board of Directors has the discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chair of the Board. As previously mentioned, Mr. Dubois served in both roles from September 11, 2016 through December 31, 2017. During that time, our Board believed that his combined role was most advantageous to the Company and our stockholders. Effective January 1, 2018, the Board of Directors promoted the President of the Company, Mr. Cassell, to the role of Chief Executive Officer, and thereby separated the roles of Chief Executive Officer and Chair of the Board. Mr. Dubois continues to serve as Chair of the Board.

In addition to Messrs. Cassell and Dubois’ leadership, the Board maintains effective independent oversight through a number of governance practices, including, open and direct communication with management, input on meeting agendas, and regular executive sessions.

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

Board Meetings

Directors are generally elected for a term of one year until the next annual meeting of stockholders and until their successors have been elected or appointed and duly qualified. Vacancies on the Board which are created by the retirement, resignation or removal of a director, may be filled by the vote of the remaining members of the Board, with such new director serving the remainder of the term or until his/her successor is elected and qualified.

The Board of Directors is elected by and is accountable to our stockholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met twelve times during the year ended September 30, 2019 and all incumbent directors attended at least 75% of the aggregate number of meetings of the Board.

Board Committees and Charters

Prior to May 31, 2018, the Board of Directors had three standing committees which consisted of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Due to the resignations of certain former directors during 2018 as previously disclosed by the Company and the current size of the Board, these committees are no longer active. Instead the full Board administers the duties of each of these committees, and will likely do so for the foreseeable future.

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

Currently, the entire Board of Directors serves in the capacity as an Audit Committee with Ms. Macleod also serving as Committee Chair. With the exception of Mr. Sehnaoui, each member of the Audit Committee, satisfy, as determined by the full Board of Directors, the definition of independent director as established in the OTC Rules and all members are financially literate. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors designated Ms. Macleod as the Audit Committee’s “audit committee financial expert” as defined by the applicable regulations promulgated by the SEC. The Audit Committee met with our Chief Financial Officer and with our independent registered public accounting firm and evaluated the responses by the Chief Financial Officer, both to the facts presented and to the judgments made by our independent registered public accounting firm. The Audit Committee met four times during the year ended September 30, 2019, and all members of the Audit Committee attended at least 75% of the Committee’s meetings.

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2019 with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

Compensation Committee

We currently do not have a compensation committee of the Board or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board participates in the consideration of executive compensation. As such, the entire Board of Directors has the responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Board monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders.

Additionally, the Board administers compensation plans in a manner consistent with the terms of such plans (including, as applicable, the granting of stock options, restricted stock, stock units and other awards, the review of performance goals established before the start of the relevant plan year, and the determination of performance compared to the goals at the end of the plan year). None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Nominating and Corporate Governance Committee

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board and does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on the Board. As such, the entire Board of Directors has the responsibility for identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

Currently, our full Board is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of the Board of Directors, and recommend director candidates to be nominated for election at the annual meeting of stockholders, or, in the case of a vacancy on the Board, elect a new director to fill such vacancy. If stockholders wish to recommend candidates directly to our Board, they may do so by communicating directly with our Secretary at the address specified on the cover of this annual report. There has not been any change to the procedures that our stockholder may recommend nominees to our Board of Directors.

Independent Directors

The Board has determined that Mr. Dubois and Ms. Macleod are currently the Company’s independent directors as defined by the rules and regulations of the OTC Markets. Mr. Dubois and Ms. Macleod meet the independence standards established by the OTC Markets and the U.S. Securities and Exchange Commission (the “SEC”). In addition, the Board has determined that of its current directors, Ms. Macleod satisfies the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities that are greater than those generally imposed as members of the Board, and the designation as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the Board.

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

The following discussion relates to the compensation of our “named executive officers”.

Summary Compensation Table

The following summary compensation table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2018 and 2019:

(a)
our principal executive officer;

(b)
our other two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2019 and who had total compensation exceeding $100,000; and

(c)
additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year (together, the “Named Executive Officers”).

Name and		Salary	Bonus	Stock Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)

Derek Cassell (2)	2019	$275,000	$366,667	$-	$-	$641,667
Chief Executive Officer and Former President	2018	$266,923	$30,000	$315,000	$-	$611,923

Peter Poli	2019	$250,000	$166,667	$-	$-	$416,667
Chief Financial Officer	2018	$247,692	$22,500	$157,500	$-	$427,692

Former Named
Executive Officer

Guy Dubois (3)	2019	$-	$-	$-	$-	$-
Chair and Former Executive Chair	2018	$-	$60,000	$300,000	$-	$360,000

(1)
This column represents the grant date fair value in accordance with ASC 718. These amounts do not represent the actual value that may be realized by the named executive officers.

(2)
On January 1, 2018, Mr. Cassell was appointed as the Company’s Chief Executive Officer. Mr. Cassell previously served as the Company’s President from December 19, 2016 to January 1, 2018.

(3)
Mr. Dubois served as Chief Executive Officer from September 2016 to December 2017. The Company did not have an employment agreement in place with Mr. Dubois for this role. See "Director Compensation" below for fees paid to Mr. Dubois in connection with his service as Chair of the Board for the twelve months ended September 30, 2019.

Narrative Disclosure to the Summary Compensation Table

Compensation Paid to our Former Executive Chair

In the fiscal year ended September 30, 2018, Mr. Dubois received a $60,000 cash bonus and 241,935 shares of stock equal to $300,000 for services provided to the Company in his former role as Executive Chair.

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

Cassell Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Mr. Cassell, which was subsequently amended on February 13, 2017 (the “Cassell Employment Agreement”). Under the terms and conditions of the Cassell Employment Agreement, Mr. Cassell received a base salary equal to $240,000 per annum, and received 60,000 unregistered restricted shares of the Company’s common stock. One-half of these shares vested immediately upon issuance, and the remaining one-half vested on March 30, 2018. If the Company terminates Mr. Cassel’s employment as a result of an involuntary termination, he would receive an amount equal to 12 months base salary, plus any annual bonus deemed to be vested and earned.

A second amendment to the Cassell Employment Agreement was approved at a Board meeting held on December 13, 2017, and such amendment was executed on January 4, 2018. Under the terms of the Cassell Agreement, as amended (the “Cassell Amendment”), effective January 1, 2018, Mr. Cassell was promoted from President to Chief Executive Officer of the Company, a position which he shall hold until December 31, 2020, unless earlier terminated or extended. Should Mr. Cassell elect to voluntarily terminate his employment with the Company, he must provide written notice of his intent to do so at least 180 days prior to terminating his employment. In addition, the Cassell Amendment provides: (i) an increase in Mr. Cassell’s base salary to $275,000 per year; (ii) an increase, to 100% of his base salary, in his annual bonus effective for bonus plan year 2018 and thereafter; (iii) the issuance of 300,000 unregistered restricted shares of the Company’s common stock, which shall vest annually in increments of 100,000 beginning January 1, 2018; and (iv) in the event of a change of control, Mr. Cassell shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Cassell shall become immediately vested and exercisable.

Outstanding Equity Awards at September 30, 2019

The following table discloses outstanding shares, stock option awards and warrants held by each of the Named Executive Officers as of September 30, 2019:

Outstanding Equity Awards at Fiscal Year-End 2019

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)
Guy Dubois	2,385	-	-	$1.24	3/21/2022	-	-	-	-
	64,665	-	-	$1.24	4/14/2022	-	-	-	-
	4,083	-	-	$1.24	6/30/2022	-	-	-	-
	2,280	-	-	$1.24	9/30/2022	-	-	-	-
	2,344	-	-	$1.24	12/31/2023	-	-	-	-
	2,432	-	-	$1.24	3/31/2023	-	-	-	-
	51,576	-	-	$1.24	6/02/2023	-		-	-
	2,647	-	-	$1.24	6/30/2023	-	-	-	-
	14,988	-	-	$1.24	1/27/2022	-	-	-	-
	8,868	-	-	$1.24	4/20/2022	-	-	-	-
	113,310	-	-	$1.24	8/14/2022	-	-	-	-
	8,571	-	-	$1.24	9/30/2022	-	-	-	-
	12,676	-	-	$1.24	10/14/2022	-	-	-	-
	15,126	-	-	$1.24	1/15/2023	-	-	-	-
	14,286	-	-	$1.24	3/31/2023	-	-	-	-
	18,000	-	-	$1.24	6/30/2023	-	-	-	-
Peter Poli	100,000	-	-	$1.24	1/1/2022	-	-	-	-
	-	-	-	-	-	50,000(2)	$52,500
Derek Cassell	-	-	-	-	-	100,000(2)	$105,000	-	-

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

(2)
Such shares vested on January 1, 2020, subsequent to the year ended September 30, 2019.

Director Compensation

During the fiscal year ended September 30, 2019, each of our non-employee directors received $25,000 per quarter for serving on the Board of Directors, which fees were payable in cash. The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each non-employee director having served during the fiscal year ended September 30, 2019:

	Stock Awards	Warrant Awards	Cash	Total Fees Earned
Name	($)	($)	($)	($)

Guy Dubois	$-	$-	$100,000	$100,000
Karen Macleod	$-	$-	$100,000	$100,000
Karim Sehnaoui	$-	$-	$100,000	$100,000

 Director Warrants

The following table lists the warrants to purchase shares of common stock held by each of our non-employee directors as of January 28, 2020, all of which were granted in connection with their services as directors:

Name	Grant Date	Expiration Date	Exercise price	Number of Warrants	Compensation expense

Guy Dubois (1)	3/22/13	3/21/22	$1.24	2,385	$11,682
	4/16/13	4/14/22	$1.24	64,665	$285,003
	7/1/13	6/30/22	$1.24	4,083	$23,640
	10/1/13	9/30/22	$1.24	2,280	$17,982
	1/2/14	12/31/23	$1.24	2,344	$12,014
	4/1/14	3/31/23	$1.24	2,432	$8,684
	6/3/14	6/02/23	$1.24	51,576	$300,326
	7/1/14	6/30/23	$1.24	2,647	$7,270
	1/27/14	1/27/22	$1.24	14,988	$61,918
	4/20/15	4/20/22	$1.24	8,868	$27,464
	8/14/15	8/14/22	$1.24	113,310	$300,000
	10/1/15	9/30/22	$1.24	8,571	$25,114
	10/15/15	10/14/22	$1.24	12,676	$25,859
	1/15/16	1/15/23	$1.24	15,126	$45,008
	4/1/16	3/31/23	$1.24	14,286	$47,572
	7/1/16	6/30/23	$1.24	18,000	$53,454
Karen Macleod	7/1/16	6/30/23	$1.24	9,000	$37,154
	9/30/16	9/30/21	$1.15	3,529	$15,000
	10/1/16	9/30/21	$1.15	5,882	$25,000
	1/1/17	12/31/21	$1.15	9,191	$25,000
	4/1/17	3/31/22	$1.15	12,195	$25,000

(1)
Mr. Dubois served as the Company’s Chief Executive Officer from September 2016 until December 31, 2017. Effective January 1, 2018 he resigned from such position but continues to serve as Chair of the Board.

Compensation Risks Assessment

As required by rules adopted by the SEC, management has assessed our compensation policies and practices with respect to all employees to determine whether risks arising from those policies and practices are reasonably likely to have a material adverse effect on us. In doing so, management considered various features and elements of the compensation policies and practices that discourage excessive or unnecessary risk taking. As a result of the assessment, we have determined that our compensation policies and practices do not create risks that are reasonably likely to have material adverse effects.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of January 28, 2020 (the “Table Date”), of our common stock by (i) each stockholder known to us to be the beneficial owner of more than five percent of our common stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own. As of the Table Date, the applicable percentage ownership is based on 11,414,150 shares of our common stock issued and outstanding.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”).  Holders of common stock are entitled to one vote per share.

Name and Address of	Common Stock
Beneficial Owner (1)	Shares	%

5% Beneficial Owners:
ETS Limited (2)	4,871,745	43%
Safety Invest S.A., Compartment Secure I (3)	1,740,697	15%
Conrent Invest S.A.(4)	500,000	4%

Directors and Named Executive Officers:
Guy Dubois (5)	653,568	6%
Karen Macleod (6)	94,939	1%
Karim Sehnaoui (7)	14,021	0%
Derek Cassell (8)	317,209	3%
Peter Poli (9)	233,640	2%
All directors and executive officers as a group (5 persons)	1,313,377	12%

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

(3)
Secure I is a compartment of Safety Invest S.A. (“ Safety”), a company established under the Luxembourg Securitization Law and incorporated as a “société anonyme” under the laws of the Grand Duchy of Luxembourg whose principal business is to enter into one or more securitization transactions. Holding information is based on Schedule 13D filed on March 20, 2019.

(4)
Address is 283, Route d’Arlon L-8011 Strassen R.C.S. Luxembourg B 170.360. Holding information is based on an information supplied by Conrent Invest SA on January 6, 2020.

(5)
Holdings consist of 315,331 shares of common stock owned of record and 338,237 shares of common stock issuable upon exercise of stock purchase warrants.

(6)
Holdings includes 55,142 shares of Common Stock owned of record and 39,797 shares of Common Stock issuable upon exercise of stock purchase warrants.

(7)
Holdings include 14,021 shares of Common Stock owned of record.

(8)
Holdings include 317,209 shares of common stock owned of record.

(9)
Holdings consist of 133,640 shares of common stock and 100,000 shares of common stock issuable upon exercise of stock purchase warrants.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2019 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	616,655(1)	$1.61	27,218(2)

Equity compensation plans not approved by security holders	68,604	1.15	-

Total	685,259	$1.56	27,218

(1)	Consists of shares of our common stock issuable upon exercise of outstanding options issued under the 2012 Plan.

(2)	Consists of shares of our common stock reserved for future issuance under the 2012 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Subsequent to the year ended September 30, 2019, on December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the investors who purchased the securities from Conrent to finance the debt (the “Noteholders”) held a meeting and on January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

Conrent Loan Agreement. On May 1, 2016, the Company entered into an unsecured Loan Agreement with Conrent, acting with respect to its Compartment Safety III (the “Conrent Loan Agreement”). Pursuant to its terms, available borrowing capacity under the Conrent Loan Agreement was $5.0 million; however, due to the failure of the lender to satisfy certain conditions precedent to its obligation to fund, the Company had not received funds under the Conrent Loan Agreement as of January 28, 2020, and no proceeds thereunder are anticipated.

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities under an agreement dated September 28, 2017, pursuant to which ADS Securities transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited.

In the fiscal year ended September 30, 2018, the Company paid $60,000 to Tetra House Pte. Ltd. for services. Our Chair, Mr. Dubois, is the founder and Chairman of Tetra House Pte. Ltd.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2019 and 2018, Eide Bailly served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2019 and 2018 and fees and other expenses for other services rendered during those periods.

	2019	2018

Audit Fees (1)	$187,823	$174,179
Audit-Related Fees (2)	$8,764	$6,862
Tax Fees (3)	$22,738	$20,200
All Other Fees (4)	$10,500	$28,400
Total	$229,825	$229,641

(1)
Audit services in 2019 and 2018 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	Audit-related fees consisted of travel costs related to our annual audit.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the preparation of the Company’s Affordable Care Act forms and examination of the 401(k) financial statements.

Audit Committee Pre-Approval Policies and Procedures

Prior to May 31, 2018, our former Audit Committee had, and subsequent to such date our entire Board has, established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2018 and the full Board approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2019. Such procedures govern the ways in which the Audit Committee pre-approved, and the full Board now pre-approves, audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the full Board for fiscal 2019.

Auditor Independence

Our Audit Committee and the full Board considered that the work done for us in fiscal year 2018 and 2019, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

Date: January 9, 2020

The full Board, serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2019. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 61.

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2019.

Respectfully Submitted, Karen Macleod, Committee Chair Guy Dubois Karim Sehnaoui

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

Date: January 28, 2020