Form 10-Q
period 2019-12-31
Track Group, Inc.
filed 2020-02-13
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
or
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

The number of shares outstanding of the registrant’s common stock as of February 11, 2020 was 11,414,150.

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended December 31, 2019

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31,	September 30,
Assets	2019	2019
Current assets:
Cash	$8,493,550	$6,896,711
Accounts receivable, net of allowance for doubtful accounts of $2,556,393 and $2,454,281, respectively	5,321,396	6,763,236
Prepaid expense, deposits and right of use assets	1,692,887	1,339,465
Inventory, net of reserves of $62,147 and $26,934, respectively	442,570	274,501
Total current assets	15,950,403	15,273,913
Property and equipment, net of accumulated depreciation of $2,316,172 and $2,248,913, respectively	636,619	675,037
Monitoring equipment, net of accumulated amortization of $6,325,027 and $6,322,768, respectively	2,568,379	2,624,900
Intangible assets, net of accumulated amortization of $14,729,536 and $14,157,090, respectively	21,829,868	21,955,679
Goodwill	8,227,025	8,187,911
Deferred tax asset	526,833	540,563
Other assets	451,696	124,187
Total assets	$50,190,823	$49,382,190

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,616,049	2,628,003
Accrued liabilities	14,607,777	13,828,696
Current portion of long-term debt	33,818,587	33,827,689
Total current liabilities	51,042,413	50,284,388
Long-term liabilities	327,644	-
Total liabilities	51,370,057	50,284,388

Commitments and contingencies (Note 22)	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,414,150 and 11,401,650 shares outstanding, respectively	1,141	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,270,242	302,250,556
Accumulated deficit	(302,384,917)	(302,152,292)
Accumulated other comprehensive loss	(1,065,700)	(1,001,602)
Total equity (deficit)	(1,179,234)	(902,198)
Total liabilities and stockholders’ equity (deficit)	$50,190,823	$49,382,190

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenue:
Monitoring and other related services	$8,268,423	$8,060,328
Product sales and other	152,408	151,207
Total revenue	8,420,831	8,211,535

Cost of revenue:
Monitoring, products and other related services	3,266,909	3,100,193
Depreciation & amortization included in cost of revenue	487,442	478,289
Total cost of revenue	3,754,351	3,578,482

Gross profit	4,666,480	4,633,053

Operating expense:
General & administrative	3,011,854	3,422,272
Selling & marketing	541,549	503,930
Research & development	296,155	248,865
Depreciation & amortization	515,939	514,981
Total operating expense	4,365,497	4,690,048

Operating income (loss)	300,983	(56,995)

Other income (expense):
Interest expense, net	(602,533)	(601,239)
Currency exchange gain (loss)	143,308	(932,677)
Total other expense	(459,225)	(1,533,916)
Loss before income taxes	(158,242)	(1,590,911)
Income tax expense	74,383	144,007
Net loss attributable to common stockholders	(232,625)	(1,734,918)
Foreign currency translation adjustments	(64,098)	96,673
Comprehensive loss	$(296,723)	$(1,638,245)
Net loss per common share, basic and diluted	$(0.02)	$(0.16)
Weighted average common shares outstanding, basic and diluted	11,411,704	11,101,650

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Share-based compensation	-	-	19,687	-	-	19,687
Issuance of Common Stock to employees for services	12,500	1	(1)			-
Foreign currency translation adjustments	-	-	-	-	(64,098)	(64,098)
Net loss	-	-	-	(232,625)	-	(232,625)
Balance December 31, 2019	11,414,150	1,141	302,270,242	(302,384,917)	(1,065,700)	(1,179,234)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

ASC 606 modified retrospective adjustment	-	-	-	(92,969)	-	(92,969)
Share-based compensation	-	-	83,218	-	-	83,218
Foreign currency translation adjustments	-	-	-	-	96,673	96,673
Net loss	-	-	-	(1,734,918)	-	(1,734,918)
Balance December 31, 2018	11,401,650	1,140	302,186,084	(301,323,257)	(873,597)	(9,630)

  The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(232,625)	$(1,734,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,003,381	993,270
Bad debt expense	109,161	90,400
Stock based compensation	19,687	83,218
Loss on monitoring equipment included in cost of revenue	134,047	104,079
Foreign currency exchange loss	(143,308)	932,677
Change in assets and liabilities:
Accounts receivable, net	1,155,606	(380,133)
Prepaid expense, deposits and right of use assets	(179,203)	(106,071)
Accounts payable	(9,101)	(153,690)
Accrued liabilities	793,323	1,309,601
Net cash provided by operating activities	2,650,968	1,138,433

Cash flows from investing activities:
Purchase of property and equipment	(54,581)	(141,595)
Capitalized software	(341,622)	(275,623)
Purchase of monitoring equipment and parts	(606,225)	(133,981)
Net cash used in investing activities	(1,002,428)	(551,199)

Cash flows from financing activities:
Principal payments on long-term debt	(9,552)	(9,357)
Net cash used in financing activities	(9,552)	(9,357)

Effect of exchange rate changes on cash	(42,149)	(158,888)

Net increase in cash	1,596,839	418,989
Cash, beginning of period	6,896,711	5,446,557
Cash, end of period	$8,493,550	$5,865,546

Cash paid for interest	$6,856	$8,858

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$230,105	$128,044

 The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2019, and results of its operations for the three months ended December 31, 2019. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on January 10, 2020. The results of operations for the three months ended December 31, 2019 may not be indicative of the results for the fiscal year ending September 30, 2020.

As of December 31, 2019, and 2018, the Company had an accumulated deficit of $302,384,917 and $301,323,257, respectively. The Company incurred a net loss of $232,625 and $1,734,918 for the three months ended December 31, 2019 and 2018, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in September 2020 and July 2021. See Note 23. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has almost achieved and resolving the balance sheet. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Recently Adopted Accounting Standards

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASU 2016-02 on October 1, 2019. See Note 15 for the impact the adoption had on our consolidated financil position, results of operations and cash flows.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment”. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt ASU 2017-04 in fiscal year 2021. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal year 2021. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at December 31, 2019.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of December 31, 2019, and 2018, there were 685,259 and 681,926 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three months ended December 31, 2019 and 2018, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Exercisable common stock options and warrants	685,259	681,926
Total common stock equivalents	685,259	681,926

At December 31, 2019 and 2018, all stock option and warrant exercise prices were above the market price of $0.49 and $0.51, respectively, and thus have not been included in the basic earnings per share calculation.

(8) REVENUE RECOGNITION

On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method, whereby the adoption did not impact any prior periods.

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability. The balance of the contract liabilities at December 31, 2019 and September 30, 2019 are $316,158 and $389,229, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $73,071 of deferred revenue in the three months ended December 31, 2019.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three months ended December 31, 2019		Three months ended December 31, 2018
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$5,567,858	66%	$5,061,559	62%
Latin America	2,737,593	33%	3,107,553	38%
Other	115,380	1%	42,423	0%
Total	$8,420,831	100%	$8,211,535	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 98%) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, Saudi Arabia, United Kingdom, South Africa and Vietnam.

(9)  PREPAID EXPENSE, DEPOSITS AND RIGHT OF USE ASSETS

As of December 31, 2019, and September 30, 2019, the outstanding balance of prepaid expense, deposits and right of use assets was $1,692,887 and $1,339,465, respectively. These balances are comprised largely of a performance bond deposit, tax deposits, right of use lease assets, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2019, and September 30, 2019, inventory consisted of the following:

	December 31, 2019	September 30, 2019
Finished goods inventory	$504,717	301,435
Reserve for damaged or obsolete inventory	(62,147)	(26,934)
Total inventory, net of reserves	$442,570	274,501

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $35,123 and $0 during the three months ended December 31, 2019 and 2018, respectively, for devices that were obsolete, lost or damaged. Obsolete, lost and damaged inventory items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2019 and September 30, 2019, respectively:

	December 31, 2019	September 30, 2019
Equipment, software and tooling	$1,264,375	$1,210,583
Automobiles	5,433	5,574
Leasehold improvements	1,368,519	1,393,976
Furniture and fixtures	314,464	313,817
Total property and equipment before accumulated depreciation	2,952,791	2,923,950
Accumulated depreciation	(2,316,172)	(2,248,913)
Property and equipment, net of accumulated depreciation	$636,619	$675,037

Property and equipment depreciation expense for the three months ended December 31, 2019 and 2018 was $83,432 and $79,636, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and three years. Monitoring equipment as of December 31, 2019 and September 30, 2019 was as follows:

	December 31, 2019	September 30, 2019
Monitoring equipment	$8,893,406	$8,947,668
Less: accumulated amortization	(6,325,027)	(6,322,768)
Monitoring equipment, net of accumulated amortization	$2,568,379	$2,624,900

Amortization of monitoring equipment for the three months ended December 31, 2019 and 2018 was $360,630 and $354,626, respectively. Amortization expense for monitoring devices is recognized in cost of revenue. During the three months ended December 31, 2019 and December 31, 2018, the Company recorded charges of $98,924 and $104,079, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at December 31, 2019 and September 30, 2019, respectively:

Intangible assets:	December 31, 2019	September 30, 2019
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	13,131,519	12,685,281
Customer relationships	1,860,000	1,860,000
Trade name	319,119	318,722
Website	78,201	78,201
Total intangible assets	36,559,404	36,112,769
Accumulated amortization	(14,729,536)	(14,157,090)
Intangible assets, net	$21,829,868	$21,955,679

The intangible assets summarized above were purchased or developed on various dates from January 2010 through December 31, 2019. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended December 31, 2019 and 2018 was $559,319 and $559,008, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at December 31, 2019 and September 30, 2019, respectively:

	December 31,	September 30,
	2019	2019
Balance - beginning of period	$8,187,911	$8,076,759
Effect of foreign currency translation on goodwill	39,114	111,152
Balance - end of period	$8,227,025	$8,187,911

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2019.

(15) LEASES

Effective October 1, 2019, the Company adopted the new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) “ASC Topic 842” which modified lease accounting for lessees to create transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new lease standard utilizing the modified retrospective transaction method, under which amounts in prior periods were not restated. For contracts existing at the time of the adoption, the Company elected not to reassess (a) whether any are or contain leases, (b) lease classification, and (c) initial direct costs. Upon adoption on October 1, 2019, the Company recorded $597,289 right of use assets and lease liabilities. The adoption of the new standard did not impact the Company’s Statements of Operations or Statements of Cash Flows.

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of December 31, 2019.

	Operating lease asset	Operating lease liability
Prepaid expense, deposits and right of use assets	$213,228	$-
Other assets	327,644	-
Accrued liabilities	-	213,228
Long-term liabilities	-	327,644
	$540,872	$540,872

The following table summarizes the supplemental cash flow information for the three months ended December 31, 2019:

December 31, 2019
Cash paid for noncancelable operating leases included in operating cash flows	$116,411

Right of use assets obtained in exchange for operating lease liabilities:	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of December 31, 2019 are:

Operating Leases
From January 2020 to September 2020	$180,259
From October 2020 to September 2021	233,331
From October 2021 to September 2022	181,598
From October 2022 to September 2023	4,082
Undiscounted Cash Flow	599,270
Less: imputed interest	(58,398)
Total	$540,872

Reconciliation to lease liabilities:
Lease liabilities - current	$213,228
Lease liabilities - long-term	327,644
Total Lease Liabilities	$540,872

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2019 were 2.5 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2019 and September 30, 2019, respectively:

	December 31, 2019	September 30, 2019
Accrued payroll, taxes and employee benefits	$1,993,428	$1,680,634
Deferred revenue	316,158	389,229
Deposits payable	10,000	10,000
Accrued taxes - foreign and domestic	942,946	1,071,532
Accrued other expense	159,408	170,055
Accrued legal costs	915,784	1,057,305
Accrued costs of revenue	257,593	251,262
Accrued bond guarantee	138,788	142,405
Right of use liability	213,228	-
Accrued interest	9,660,444	9,056,274
Total accrued liabilities	$14,607,777	$13,828,696

(17)  DEBT OBLIGATIONS

On February 24, 2019, the Company and Conrent Invest S.A. (“Conrent”) entered into a second amendment to their Facility Agreement (the “Second Amended Facility Agreement”), which Second Amended Facility Agreement (i) extends the maturity date of the Facility to the earlier of either April 1, 2020 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Second Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020, the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021. See Note 23.

Debt obligations as of December 31, 2019 and September 30, 2019, respectively, are comprised of the following:

	December 31, 2019	September 30, 2019

Unsecured facility agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on April 1, 2020. The Company did not pay interest on this loan during the three months ended December 31, 2019.	$30,400,000	$30,400,000

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the acquisition.	18,943	28,045

Total debt obligations	33,818,587	33,827,689
Less current portion	(33,818,587)	(33,827,689)
Long-term debt, net of current portion	$-	$-

The following table summarizes future maturities of debt obligations as of December 31, 2019:

Twelve-month period ended December 31,	Total

2020	$33,818,587
2021	-
Thereafter	-
Total	$33,818,587

(18)  RELATED-PARTY

According to Amendment No. 1 to ADS Securities LLC's Schedule 13D filing, ETS Limited, a wholly-owned subsidiary of ADS Securities LLC, owns 4,871,745 shares of the Company.

(19)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of December 31, 2019, there were no shares of preferred stock outstanding.

No dividends were paid during the three-month period ended December 31, 2019 or 2018, respectively.

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

As of December 31, 2019, no shares of Series A Preferred were issued and outstanding.

 (20)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of stockholders on March 21, 2011, our stockholders approved the 2012 Equity Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of stockholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. Warrants for Board members vest immediately and warrants issued to employees vest annually over either a two or three-year period after the grant date.

As of December 31, 2018, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $19,687 and $65,312 for the three months ended December 31, 2019 and 2018, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of December 31, 2019.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended December 31, 2019 and 2018, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 and $17,906 for the three months ended December 31, 2019 and 2018, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at December 31, 2019 and no future issuances are expected.

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

A summary of stock option (warrant) activity for the three months ended December 31, 2019 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2019	685,259	$1.56	2.90 years	$-
Granted	-	$-	-	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding as of December 31, 2019	685,259	$1.56	2.65 years	$-
Exercisable as of December 31, 2019	685,259	$1.56	2.65 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.49 at December 31, 2019.

(21)  INCOME TAXES

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

For the three months ended December 31, 2019 and 2018, the Company incurred a net loss for income tax purposes of $232,625 and $1,734,918, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

In computing income tax, we recognize an income tax provision in tax jurisdictions in which we have pre-tax income for the period and are expecting to generate pre-tax book income during the fiscal year.

(22)  COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment effective September 27, 2016. Mr. Merrill sought not less than $590,577 plus interest, attorney fees and costs. At a hearing on April 25, 2018, the court dismissed the plaintiff’s claims related to existence of an oral look-back agreement and a separation agreement. In an order entered July 25, 2019, the court granted the defendants’ motion to strike plaintiff’s damages’ expert report and barred plaintiff’s expert from testifying at trial, if any. Plaintiff’s motion to reconsider the court’s July 25, 2019 order was denied on August 21, 2019. Subsequently, the parties reached an immaterial mutually agreeable settlement on October 18, 2019, and as a result, the case was dismissed with prejudice on November 1, 2019.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and is pursuing such a ruling before the Court.

 (23)  SUBSEQUENT EVENTS

As previously reported, on December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020, the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that, other than as disclosed above, no additional subsequent events have occurred that are reasonably likely to impact the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, the statements contained in this Quarterly Report on Form 10-Q that are not purely historical can be considered to be “forward-looking statements”. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as “believes”, “expects”, “intends”, “anticipates”, “should”, “plans”, “estimates”, “projects”, “potential”, and “will” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on January 10, 2020. During the three months ended December 31, 2019, there have been no material changes to the Company’s critical accounting policies.

Effective October 1, 2019, the Company adopted the new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) "ASC Topic 842" which modified lease acccounting for lessees to create transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements.  See Note 15.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. By their nature, these judgments are subject to an inherent degree of uncertainty. We assess the reasonableness of our estimates, including those related to bad debts, inventories, right of use assets, estimated useful lives, intangible assets, warranty obligations, product liability, revenue, legal matters and income taxes. We base our estimates on historical experience as well as available current information on a regular basis. Management uses this information to form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Government Regulation

Our operations are subject to various federal, state, local and international laws and regulations. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Results of Operations

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Revenue

For the three months ended December 31, 2019, the Company recognized revenue from operations of $8,420,831 compared to $8,211,535 for the three months ended December 31, 2018, an increase of $209,296 or approximately 3%. The increase in revenue was principally the result of an increase in growth driven by clients in Illinois, Bahamas, Puerto Rico and Michigan, partially offset by lower revenue in Chile, largely due to the strengthening dollar.

Other revenue for the three months ended December 31, 2019 increased to $152,408 from $151,207 in the same period in 2018, an increase of $1,201.

Cost of Revenue

During the three months ended December 31, 2019, cost of revenue totaled $3,754,351 compared to cost of revenue during the three months ended December 31, 2018 of $3,578,482, an increase of $175,869 or approximately 5%. The increase in cost of revenue was largely the result of higher monitoring costs of $94,723, higher server costs of $27,398, higher lost stolen and damage expense of $29,969 and higher commission expense of $54,401, partially offset by lower communication costs of $38,475.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2019 and 2018 totaled $487,442 and $478,289, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase of $9,153 primarily represents an increase in device amortization due to an increase in the number of devices. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended December 31, 2019, gross profit totaled $4,666,480, representing an increase of $33,427 or less than 1% compared to the same period last year, and resulting in a gross margin of approximately 55% compared to $4,633,053 or a gross margin of approximately 56% during the three months ended December 31, 2018.

General and Administrative Expense

During the three months ended December 31, 2019, general and administrative expense totaled $3,011,854 compared to $3,422,272 for the three months ended December 31, 2018. The decrease of $410,418 or approximately 12% in general and administrative costs resulted largely from lower legal and professional fees of $266,647, lower consulting and outside services of $77,510, a decrease in stock based compensation of $63,530, lower travel and entertainment of $60,761, partially offset by higher insurance expense of $43,012 and higher wages and taxes of $23,456.

Selling and Marketing Expense

During the three months ended December 31, 2019, selling and marketing expense increased to $541,549 compared to $503,930 for the three months ended December 31, 2018. The increase in expense of $37,619, or approximately 7% is principally the result of higher consulting and outside services of $34,784, higher trade show expense of $16,199, partially offset by lower travel and entertainment expense of $16,984.

Research and Development Expense

During the three months ended December 31, 2019, research and development expense totaled $296,155 compared to $248,865 for the three months ended December 31, 2018, an increase of $47,290 or approximately 19%. The increase resulted largely from reallocation of $17,080 of rent expense, higher dues and subscriptions of $13,692, higher contract labor costs of $4,296 and payroll and benefits of $4,024. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $341,622 was capitalized as developed technology during the three months ended December 31, 2019 and 275,623 was capitalized in the three months ended December 31, 2018. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended December 31, 2019, depreciation and amortization expense totaled $515,939 compared to $514,981 for the three months ended December 31, 2018, an increase of $958 or less than 1%.

Total Operating Expense

During the three months ended December 31, 2019, total operating expense decreased to $4,365,497 compared to $4,690,048 for the three months ended December 31, 2018, a decrease of $324,551 or approximately 7%.

Operating income (loss)

During the three months ended December 31, 2019, operating income was $300,983 compared to a loss of $56,995 for the three months ended December 31, 2018, an increase of $357,978. This improvement was due to an improvement in gross profit of $33,427, and a decrease in operating expense of $324,551.

Other Income and Expense

For the three months ended December 31, 2019, other income (expense) totaled expense of $459,225 compared to expense of $1,533,916 for the three months ended December 31, 2018, a decrease in net expense of $1,074,691 or approximately 70%. The improvement in other income (expense) is largely due to positive currency exchange rate movements of $1,075,985 compared to the first fiscal quarter of 2019.

Net Loss Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $232,625 for the three months ended December 31, 2019, compared to a net loss attributable to common stockholders of $1,734,918 for the three months ended December 31, 2018, a decrease in net loss of $1,502,293. This decrease in net loss is largely due to higher gross profit, lower operating expense and positive currency exchange rate movements.

Liquidity and Capital Resources

During and prior to the fiscal year ended September 30, 2017, we supplemented cash flows by financing the business from borrowings under a credit facility, a revolving line of credit from one of our stockholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. Subsequently, the Company was self-funded through net cash provided by operating activities. As of December 31, 2019, excluding interest, approximately $3.4 million was owed to Sapinda Asia Limited under a loan agreement (the “Sapinda Loan Agreement”) that matures on September 30, 2020 and $30.4 million was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Loan Agreement”). No borrowings or sales of equity securities occurred during the three months ended December 31, 2019 or during the year ended September 30, 2019.

On July 19, 2018, the Company and Conrent entered into an amendment to their Facility Agreement (the “Amended Facility Agreement”), which Amended Facility Agreement (i) extended the maturity date of the Facility to the earlier of either April 1, 2019 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provided that in the event of a change of control of the Company, Conrent shall immediately cancel the Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable. On February 24, 2019, the Company and Conrent entered into a second amendment to their Facility Agreement (the “Second Amended Facility Agreement”), which Second Amended Facility Agreement (i) extends the maturity date of the Facility to the earlier of either April 1, 2020 or the date upon which the outstanding principal amount is repaid by the Company, and (ii) provides that in the event of a change of control of the Company, Conrent shall immediately cancel the Second Amended Credit Facility and declare the outstanding principal amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020, the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021.

Net Cash Flows from Operating Activities.

During the three months ended December 31, 2019, we had cash flows from operating activities of $2,650,968, compared to cash flows from operating activities of $1,138,433 for the three months ended December 31, 2018, representing an increase of approximately 133%. The increase in cash from operations was the result of a drop in the net loss from $1,734,918 in the quarter one year ago to $232,625. This was augmented by a decline in accounts receivable of $1,155,606 and an increase in accrued liabilities of $793,323, offset by an increase in prepaid expense and other assets of $179,203.

Net Cash Flows from Investing Activities.

The Company used $1,002,428 of cash for investing activities during the three months ended December 31, 2019, compared to $551,199 of cash used during the three months ended December 31, 2018. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the three months ended December 31, 2019. Purchases of property and equipment decreased $87,014, compared to the prior period, largely due to a decrease in leasehold improvements.

Net Cash Flows from Financing Activities.

The Company used $9,552 of cash for financing activities during the three months ended December 31, 2019, compared to $9,357 of cash used in financing activities during the three months ended December 31, 2018.

 Liquidity, Working Capital and Management’s Plan

As of December 31, 2019, the Company had unrestricted cash of $8,493,550 compared to unrestricted cash of $6,896,711 as of September 30, 2019. As of December 31, 2019, we had a working capital deficit of $35,092,010, compared to a working capital deficit of $35,010,475 as of September 30, 2019. This increase in working capital deficit of $81,535 is due to an increase in accrued liabilities, largely due to interest payable, purchases of monitoring equipment and capitalized software, largely offset by cash provided by operations.

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

Off-Balance Sheet Financial Arrangements

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation that provides financing, liquidity, market risk, or credit risk support to the Company.

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

Foreign Currency Risks

We had $2,852,973 and $3,149,976 in revenue from sources outside of the United States for the three months ended December 31, 2019 and 2018, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange income of $143,308 and foreign exchange expense of $932,677 in the three months ended December 31, 2019 and 2018, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2019.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business.

John Merrill v. Track Group, Inc. and Guy Dubois. On November 30, 2016, the Company was served with a complaint filed by John Merrill, the former Chief Financial Officer of the Company, in District Court of the Third Judicial District in Salt Lake County, Utah alleging breach of contract, among other causes of action, related to Mr. Merrill’s termination of employment effective September 27, 2016. Mr. Merrill sought not less than $590,577 plus interest, attorney fees and costs. At a hearing on April 25, 2018, the court dismissed the plaintiff’s claims related to existence of an oral look-back agreement and a separation agreement. In an order entered July 25, 2019, the court granted the defendants’ motion to strike plaintiff’s damages’ expert report and barred plaintiff’s expert from testifying at trial, if any. Plaintiff’s motion to reconsider the court’s July 25, 2019 order was denied on August 21, 2019. Subsequently, the parties reached an immaterial mutually agreeable settlement on October 18, 2019, and as a result, the case was dismissed with prejudice on November 1, 2019.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and is pursuing such a ruling before the Court.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2019, filed on January 10, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of February 13, 2020, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Track Group, Inc.

Date: February 13, 2020	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: February 13, 2020	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)