Form 10-Q
period 2020-03-31
Track Group, Inc.
filed 2020-05-07
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2020 was 11,414,150.

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended March 31, 2020

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Assets	2020	2019
Current assets:	(Unaudited)
Cash	$7,686,042	$6,896,711
Accounts receivable, net of allowance for doubtful accounts of $2,580,537 and $2,454,281, respectively	4,960,428	6,763,236
Prepaid expense and deposits	1,218,843	1,339,465
Inventory, net of reserves of $62,147 and $26,934, respectively	60,132	274,501
Total current assets	13,925,445	15,273,913
Property and equipment, net of accumulated depreciation of $2,290,429 and $2,248,913, respectively	532,343	675,037
Monitoring equipment, net of accumulated amortization of $6,387,123 and $6,322,768, respectively	2,591,391	2,624,900
Intangible assets, net of accumulated amortization of $15,209,788 and $14,157,090, respectively	21,052,972	21,955,679
Goodwill	8,012,536	8,187,911
Deferred tax asset	580,058	540,563
Other assets	594,719	124,187
Total assets	$47,289,464	$49,382,190

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	1,560,395	2,628,003
Accrued liabilities	14,420,182	13,828,696
Current portion of long-term debt	3,408,413	33,827,689
Total current liabilities	19,388,990	50,284,388
Long-term debt, net of current portion	30,400,000	-
Long-term liabilities	268,179	-
Total liabilities	50,057,169	50,284,388

Commitments and contingencies (Note 21)	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,414,150 and 11,401,650 shares outstanding, respectively	1,141	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,270,242	302,250,556
Accumulated deficit	(304,105,976)	(302,152,292)
Accumulated other comprehensive loss	(933,112)	(1,001,602)
Total equity (deficit)	(2,767,705)	(902,198)
Total liabilities and stockholders’ equity (deficit)	$47,289,464	$49,382,190

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenue:
Monitoring and other related services	$7,993,092	$7,877,403	$16,261,515	$15,937,731
Product sales and other	138,634	213,839	291,042	365,046
Total revenue	8,131,726	8,091,242	16,552,557	16,302,777

Cost of revenue:
Monitoring, products and other related services	3,201,677	3,065,710	6,468,586	6,165,903
Depreciation and amortization included in cost of revenue	494,157	533,590	981,599	1,011,879
Total cost of revenue	3,695,834	3,599,300	7,450,185	7,177,782

Gross profit	4,435,892	4,491,942	9,102,372	9,124,995

Operating expense:
General & administrative	2,723,219	3,316,069	5,735,073	6,738,341
Selling & marketing	642,432	576,974	1,183,981	1,080,904
Research & development	323,737	354,879	619,892	603,744
Depreciation & amortization	509,287	520,384	1,025,226	1,035,365
Total operating expense	4,198,675	4,768,306	8,564,172	9,458,354

Operating income (loss)	237,217	(276,364)	538,200	(333,359)

Other income (expense):
Interest expense, net	(596,324)	(584,348)	(1,198,857)	(1,185,587)
Currency exchange rate gain (loss)	(1,334,240)	595,910	(1,190,932)	(336,767)
Other income (loss), net	(4,347)	143	(4,347)	143
Total other income (expense)	(1,934,911)	11,705	(2,394,136)	(1,522,211)
Loss before income taxes	(1,697,694)	(264,659)	(1,855,936)	(1,855,570)
Income tax expense	23,365	-	97,748	144,007
Net loss attributable to common shareholders	(1,721,059)	(264,659)	(1,953,684)	(1,999,577)
Foreign currency translation adjustments	132,588	(255,981)	68,490	(159,308)
Comprehensive loss	$(1,588,471)	$(520,640)	$(1,885,194)	$(2,158,885)
Net loss per common share, basic and diluted	$(0.15)	$(0.02)	$(0.17)	$(0.18)
Weighted average common shares outstanding, basic and diluted	11,414,150	11,251,650	11,336,690	11,175,002

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Share-based compensation	-	-	19,687	-	-	19,687
Issuance of Common Stock to employees for services	12,500	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	-	(64,098)	(64,098)
Net loss	-	-	-	(232,625)	-	(232,625)
Balance December 31, 2019	11,414,150	1,141	302,270,242	(302,384,917)	(1,065,700)	(1,179,234)

Foreign currency translation adjustments	-	-	-	-	132,588	132,588
Net loss	-	-	-	(1,721,059)	-	(1,721,059)
Balance March 31, 2020	11,414,150	$1,141	302,270,242	(304,105,976)	(933,112)	(2,767,705)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

ASC 606 modified retrospective adjustment	-	-	-	(92,969)	-	(92,969)
Amortization of equity-based compensation granted to employees	-	-	83,218	-	-	83,218
Foreign currency translation adjustments	-	-	-	-	96,673	96,673
Net loss	-	-	-	(1,734,918)	-	(1,734,918)
Balance December 31, 2018	11,401,650	1,140	302,186,084	(301,323,257)	(873,597)	(9,630)

Amortization of equity-based compensation granted to employees	-	-	25,097	-	-	25,097
Foreign currency translation adjustments	-	-	-	-	(255,981)	(255,981)
Net loss	-	-	-	(264,659)	-	(264,659)
Balance March 31, 2019	11,401,650	$1,140	$302,211,181	$(301,587,916)	$(1,129,578)	$(505,173)

  The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,953,684)	$(1,999,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,006,825	2,047,244
Bad debt expense	135,287	216,510
Stock based compensation	19,687	108,315
Loss on monitoring equipment included in cost of revenue	231,226	234,091
Foreign currency exchange loss	1,190,932	336,767
Change in assets and liabilities:
Accounts receivable, net	1,485,269	(167,305)
Prepaid expense, deposits and other assets	(159,705)	(262,552)
Accounts payable	(1,045,796)	(122,347)
Accrued liabilities	624,904	1,360,818
Net cash provided by operating activities	2,534,945	1,751,964

Cash flow used in investing activities:
Purchase of property and equipment	(62,433)	(243,022)
Capitalized software	(680,730)	(571,204)
Purchase of monitoring equipment and parts	(748,713)	(593,758)
Net cash used in investing activities	(1,491,876)	(1,407,984)

Cash flow used in financing activities:
Principal payments on long-term debt	(18,137)	(18,704)
Net cash used in financing activities	(18,137)	(18,704)

Effect of exchange rate changes on cash	(235,601)	(106,724)

Net increase in cash	789,311	218,552
Cash, beginning of period	6,896,711	5,446,557
Cash, end of period	$7,686,042	$5,665,109

Cash paid for interest	$12,441	$12,397

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$659,576	$561,044

 The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2020, and results of its operations for the three and six months ended March 31, 2020. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on January 10, 2020. The results of operations for the three and six months ended March 31, 2020 may not be indicative of the results for the fiscal year ending September 30, 2020.

As of March 31, 2020, and 2019, the Company had an accumulated deficit of $304,105,976 and $301,587,916. respectively. The Company incurred a net loss of $1,953,684 and $1,999,577 for the six months ended March 31, 2020 and 2019, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in September 2020 and July 2021. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has almost achieved, and resolving the balance sheet. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Recently Adopted Accounting Standards

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASU 2016-02 on October 1, 2019. See Note 15 for the impact the adoption had on our consolidated financial position, results of operations and cash flows.

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

(5)  BUSINESS COMBINATIONS

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at March 31, 2020.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of March 31, 2020, and 2019, there were 685,259 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS for the three and six months ended March 31, 2020 and 2019, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2020 and March 31, 2019 consisted of the following:

	March 31,	March 31,
	2020	2019
Exercisable common stock options and warrants	685,259	685,259
Total common stock equivalents	685,259	685,259

At March 31, 2020 and 2019, all stock option and warrant exercise prices were above the market price of $0.20 and $0.55, respectively, and thus have not been included in the basic earnings per share calculation.

(8) REVENUE RECOGNITION

On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method, whereby the adoption did not impact any prior periods.

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability. The balance of the contract liabilities at March 31, 2020 and September 30, 2019 are $265,171 and $389,229, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $50,987 and $124,058, respectively, of deferred revenue in the three and six months ended March 31, 2020 and $102,532 and $112,094, respectively, of deferred revenue in the three and six months ended March 31, 2019.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$5,426,065	67%	$4,823,512	60%
Latin America	2,525,623	31%	3,263,413	40%
Other	180,038	2%	4,317	0%
Total	$8,131,726	100%	$8,091,242	100%

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$10,993,923	66%	$9,885,071	61%
Latin America	5,263,216	32%	6,370,966	39%
Other	295,418	2%	46,740	0%
Total	$16,552,557	100%	$16,302,777	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 98%) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, New Zealand, Saudi Arabia, South Africa, United Kingdom, and Vietnam.

(9)  PREPAID EXPENSE AND DEPOSITS

As of March 31, 2020, and September 30, 2019, the outstanding balance of prepaid expense and deposits was $1,218,843 and $1,339,465, respectively. These balances are comprised largely of a performance bond deposit, tax deposits, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2020, and September 30, 2019, inventory consisted of the following:

	March 31, 2020	September 30, 2019
Finished goods inventory	$122,279	$301,435
Reserve for damaged or obsolete inventory	(62,147)	(26,934)
Total inventory, net of reserves	$60,132	$274,501

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $0 and $35,123 during the three and six months ended March 31, 2020, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2020 and September 30, 2019, respectively:

	March 31, 2020	September 30, 2019
Equipment, software and tooling	$1,259,763	$1,210,583
Automobiles	4,780	5,574
Leasehold improvements	1,249,367	1,393,976
Furniture and fixtures	308,862	313,817
Total property and equipment before accumulated depreciation	2,822,772	2,923,950
Accumulated depreciation	(2,290,429)	(2,248,913)
Property and equipment, net of accumulated depreciation	$532,343	$675,037

Property and equipment depreciation expense for the three months ended March 31, 2020 and 2019 was $77,346 and $87,665, respectively. Property and equipment depreciation expense for the six months ended March 31, 2020 and 2019 was $160,778 and $167,301, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and three years. Monitoring equipment as of March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020	September 30, 2019
Monitoring equipment	$8,978,514	$8,947,668
Less: accumulated amortization	(6,387,123)	(6,322,768)
Monitoring equipment, net of accumulated amortization	$2,591,391	$2,624,900

Amortization of monitoring equipment for the three months ended March 31, 2020 and 2019 was $367,571 and $406,877, respectively. Amortization of monitoring equipment for the six months ended March 31, 2020 and 2019 was $728,201 and $761,503, respectively. Amortization expense for monitoring devices is recognized in cost of revenue. During the six months ended March 31, 2020 and March 31, 2019, the Company recorded charges of $231,226 and $234,091, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at March 31, 2020 and September 30, 2019, respectively:

Intangible assets:	March 31, 2020	September 30, 2019
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	12,837,145	12,685,281
Customer relationships	1,860,000	1,860,000
Trade name	316,849	318,722
Website	78,201	78,201
Total intangible assets	36,262,760	36,112,769
Accumulated amortization	(15,209,788)	(14,157,090)
Intangible assets, net	$21,052,972	$21,955,679

The intangible assets summarized above were purchased or developed on various dates from January 2010 through March 31, 2020. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended March 31, 2020 and 2019 was $558,527 and $559,433, respectively. Amortization expense for the six months ended March 31, 2020 and 2019 was $1,117,846 and $1,118,441, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at March 31, 2020 and September 30, 2019, respectively:

	March 31,	September 30,
	2020	2019
Balance - beginning of period	$8,187,911	$8,076,759
Effect of foreign currency translation on goodwill	(175,375)	111,152
Balance - end of period	$8,012,536	$8,187,911

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2020.

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

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of March 31, 2020.

	Operating lease asset	Operating lease liability

Other assets	471,695	-
Accrued liabilities	-	203,517
Long-term liabilities	-	268,178
	$471,695	$471,695

The following table summarizes the supplemental cash flow information for the six months ended March 31, 2020:
March 31, 2020
Cash paid for noncancelable operating leases included in operating cash flows	$190,370

Right of use assets obtained in exchange for operating lease liabilities:	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of March 31, 2020 are:

Operating Leases
From April 2020 to September 2020	$120,138
From October 2020 to September 2021	228,039
From October 2021 to September 2022	166,049
From October 2022 to September 2023	3,612
Undiscounted Cash Flow	517,838
Less: imputed interest	(46,143)
Total	$471,695

Reconciliation to lease liabilities:
Lease liabilities - current	$203,517
Lease liabilities - long-term	268,178
Total Lease Liabilities	$471,695

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2020 were 2.3 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2020 and September 30, 2019, respectively:

	March 31, 2020	September 30, 2019
Accrued payroll, taxes and employee benefits	$1,340,704	$1,680,634
Deferred revenue	265,171	389,229
Deposits payable	10,000	10,000
Accrued taxes - foreign and domestic	976,182	1,071,532
Accrued other expense	147,243	170,055
Accrued legal costs	863,047	1,057,305
Accrued costs of revenue	339,118	251,262
Accrued bond guarantee	-	142,405
Right of use liability	203,517	-
Accrued interest	10,275,200	9,056,274
Total accrued liabilities	$14,420,182	$13,828,696

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

Debt obligations as of March 31, 2020 and September 30, 2019, respectively, are comprised of the following:

	March 31, 2020	September 30, 2019

Unsecured facility agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 1, 2021. The Company did not pay interest on this loan during the six months ended March 31, 2020.	$30,400,000	$30,400,000

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the acquisition.	8,769	28,045

Total debt obligations	33,808,413	33,827,689
Less current portion	(3,408,413)	(33,827,689)
Long-term debt, net of current portion	$30,400,000	$-

The following table summarizes future maturities of debt obligations as of March 31, 2020:

Twelve-month period ended March 31,	Total

2021	$3,408,413
2022	30,400,000
Thereafter	-
Total	$33,808,413

(18)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of March 31, 2020, there were no shares of preferred stock outstanding.

No dividends were paid during the three- and six-month periods ended March 31, 2020 or 2019, respectively.

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

As of March 31, 2020, no shares of Series A Preferred were issued and outstanding.

 (19)  STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of stockholders on March 21, 2011, our stockholders approved the 2012 Equity Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 90,000 shares were initially authorized for issuance pursuant to awards granted under the 2012 Plan. At the 2015 annual meeting of stockholders held on May 19, 2015, our stockholders approved a 713,262 share increase to the total number of shares authorized under the 2012 Plan. Warrants for Board members vest immediately, and warrants issued to employees vest annually over either a two or three-year period after the grant date.

As of March 31, 2019, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $19,687 and $87,083 for the six months ended March 31, 2020 and 2019, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of March 31, 2020.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2020 and 2019, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 and $21,232 for the six months ended March 31, 2020 and 2019, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at March 31, 2020 and no future issuances are expected.

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

A summary of stock option (warrant) activity for the six months ended March 31, 2020 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2019	685,259	$1.56	2.9 years	$-
Granted	-	$-	-	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding as of March 31, 2020	685,259	$1.56	2.4 years	$-
Exercisable as of March 31, 2020	685,259	$1.56	2.4 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.20 at March 31, 2020.

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

For the six months ended March 31, 2020 and 2019, the Company incurred a net loss for income tax purposes of $1,953,684 and $1,999,577, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

In computing income tax, we recognize an income tax provision in tax jurisdictions in which we have pre-tax income for the period and are expecting to generate pre-tax book income during the fiscal year.

(21)  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

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

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges the that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and intends to vigorously defend against the allegations.

 (22)  SUBSEQUENT EVENTS

Currently, the Company and the Chilean Prison System (“GENCHI”) are operating a monitoring program under a one-year contract that expires in October 2020 and contains automatic monthly renewals (the “Program”). In March 2020, GENCHI issued an Intent to Award the Program to a competitor of the Company based on a request for proposal (“RFP”) process run in 2017 and delayed by litigation. To confirm the Intent to Award, the competitor must implement the new system successfully. If the competitor fails to do so, then GENCHI has the authority to award the new program to the next highest scoring company in the RFP process, which would be the Company. Given all of the uncertainty, the time required for implementation is difficult to determine; however, the Company is estimating that the competitor may require up to fifteen months to complete. During this period, the Company will continue to provide services and be paid by GENCHI. This customer provided approximately 25% of the Company’s revenue in fiscal year 2019 and approximately 22% of the Company’s revenue during the first six months of fiscal year 2020. The Company is continually pursuing additional domestic and international customers and management believes revenue from new customers and growth from existing customers could offset a portion and potentially all the lost revenue from the Program in Chile, although no assurances can be given.

The ramifications of the coronavirus (“COVID-19”) outbreak reported to have started in December 2019 and spread globally are filled with uncertainty and changing quickly. As of May 7, 2020, the Company has not been materially adversely impacted by the COVID-19 pandemic for several reasons. The monitoring being performed by the Company’s customers across the globe are considered essential services and remain operational.  Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the Company’s employees are all working principally from home. Also, the Company has experienced an uptick in demand in the U.S. as government agencies transition certain offenders in confinement to our electronic monitoring services to assist in combatting the spread of the coronavirus. These positive changes have been partially offset by declines in Chile revenue caused by limitations in the Chile court system due to COVID-19.

However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the strengthening of the U.S. dollar and subsequent impact on foreign operations; and any closures of clients’ offices or the courts on which they rely.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on January 10, 2020. During the six months ended March 31, 2020, there have been no material changes to the Company’s critical accounting policies, except as noted below.

Effective October 1, 2019, the Company adopted the new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) "ASC Topic 842" which modified lease accounting for lessees to create transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. See Note 15.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

For the three months ended March 31, 2020, the Company recognized revenue from operations of $8,131,726 compared to $8,091,242 for the three months ended March 31, 2019, an increase of $40,484 or less than 1%. The $40,484 increase in revenue was principally the result of an increase in growth driven by clients in Illinois, Washington DC and Puerto Rico, partially offset by lower revenue in Chile. The decrease in revenue in Chile is largely due to the strengthening U.S. dollar, which amounts to $380,933 when compared to the second fiscal quarter of 2019. See Note 22 for additional information on the Company’s Chilean customer.

Other revenue for the three months ended March 31, 2020 decreased to $138,634 from $213,839 in the same period in 2019, a decrease of $75,205, largely due to lower product sales.

Cost of Revenue

During the three months ended March 31, 2020, cost of revenue totaled $3,695,834 compared to cost of revenue during the three months ended March 31, 2019 of $3,599,300, an increase of $96,534 or approximately 3%. The increase in cost of revenue was largely the result of higher monitoring costs of $154,953, higher server costs of $59,282, higher commission expense of $57,981 and higher hardware costs of $20,311, partially offset by lower communication costs of $161,197 and lower depreciation expense of $39,433.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2020 and 2019 totaled $494,157 and $533,590, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease of $39,433 primarily represents a decrease in device amortization due to additional fully amortized devices, partially offset by an increase in the number of devices. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended March 31, 2020, gross profit totaled $4,435,892 representing a decrease of $56,050 or approximately 1% compared to the same period last year, and resulting in a gross margin of approximately 55% compared to $4,491,942 or a gross margin of approximately 56% during the three months ended March 31, 2019.

General and Administrative Expense

During the three months ended March 31, 2020, general and administrative expense totaled $2,723,219 compared to $3,316,069 for the three months ended March 31, 2019. The decrease of $592,850 or approximately 18% in general and administrative costs resulted largely from lower legal and professional fees of $597,234, lower bad debt expense of $99,984 and lower stock-based compensation of $25,097, partially offset by higher wages and related taxes of $163,139.

Selling and Marketing Expense

During the three months ended March 31, 2020, selling and marketing expense increased to $642,432 compared to $576,974 for the three months ended March 31, 2019. The increase in expense of $65,458, or approximately 11% is principally the result of higher consulting and outside services of $83,657 and higher payroll and taxes of $36,682, partially offset by lower travel and entertainment expense of $24,654 and lower trade show expense of $17,407.

Research and Development Expense

During the three months ended March 31, 2020, research and development expense totaled $323,737 compared to $354,879 for the three months ended March 31, 2019, a decrease of $31,142 or approximately 9%. The decrease resulted largely from lower payroll and taxes of $39,450, partially offset by higher dues and subscriptions of $9,038. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $339,108 was capitalized as developed technology during the three months ended March 31, 2020 and $295,581 was capitalized in the three months ended March 31, 2019. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended March 31, 2020, depreciation and amortization expense totaled $509,287 compared to $520,384 for the three months ended March 31, 2019, a decrease of $11,097 or approximately 2%, largely due to fully depreciated assets.

Total Operating Expense

During the three months ended March 31, 2020, total operating expense decreased to $4,198,675 compared to $4,768,306 for the three months ended March 31, 2019, a decrease of $569,631 or approximately 12%.

Operating income (loss)

During the three months ended March 31, 2020, operating income was $237,217 compared to an operating loss of $276,364 for the three months ended March 31, 2019, an improvement of $513,581. This improvement was due to a decrease in operating expense of $569,631, partially offset by a decrease in gross profit of $56,050.

Other Income and Expense

For the three months ended March 31, 2020, other income (expense) totaled ($1,934,911) compared to income of $11,705 for the three months ended March 31, 2019, an increase in net expense of $1,946,616. The increase in other expense is largely due to negative currency exchange rate movements of $1,930,150 compared to the second fiscal quarter of 2019.

Net Loss Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $1,721,059 for the three months ended March 31, 2020, compared to a net loss attributable to common stockholders of $264,659 for the three months ended March 31, 2019, an increase in net loss of $1,456,400. This increase in net loss is largely due to negative currency exchange rate movements, partially offset by lower operating expense.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Revenue

For the six months ended March 31, 2020, the Company recognized revenue from operations of $16,552,557, compared to $16,302,777 for the six months ended March 31, 2019, an increase of $249,780 or approximately 2%. Of this revenue, $16,261,515 and $15,937,731, respectively, were from monitoring and other related services, an increase of $323,784 or approximately 2%. The increase in revenue was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Illinois, Washington DC, Puerto Rico, Nevada and Michigan, partially offset by our customers in Mexico and Chile. The decrease in revenue in Chile is largely due to the strengthening U.S. dollar, which amounts to $621,053 when compared to the same period in 2019.  See Note 22 for additional information on the Company’s Chilean customer.

Other revenue for the six months ended March 31, 2020 decreased to $291,042 from $365,046 in the same period in 2019 largely due to lower sales of products, partially offset by higher sales of consumable items.

Cost of Revenue

During the six months ended March 31, 2020, cost of revenue totaled $7,450,185 compared to cost of revenue during the six months ended March 31, 2019 of $7,177,782, an increase of $272,403 or approximately 4%. The increase in cost of revenue was largely the result of monitoring costs of $249,178, higher commission costs of $112,381, higher server costs of $86,681 and higher hardware costs of $47,174, partially offset by lower communication costs of $199,672 and lower depreciation of monitoring devices of $30,280, due to an increase in fully depreciated devices.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2020 and 2019 totaled $981,599 and $1,011,879, respectively. This $30,280 or approximately 3% decrease in costs represents additional fully depreciated monitoring devices, partially offset by an increase in the number of devices. Devices are depreciated over a one to three-year useful life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

 Gross Profit and Margin

During the six months ended March 31, 2020, gross profit totaled $9,102,372, resulting in a gross margin of approximately 55%, compared to $9,124,995, or a gross margin of approximately 56% during the six months ended March 31, 2019. The decrease in absolute gross profit of $22,623 or less than 1% is due to nominal increases in certain costs of revenue, including monitoring activity, commission costs, server costs and accelerated depreciation of devices, largely offset by increased revenue.

General and Administrative Expense

During the six months ended March 31, 2020, general and administrative expense totaled $5,735,073 compared to $6,738,341 for the six months ended March 31, 2019. The decrease of $1,003,268 or approximately 15% in general and administrative costs resulted largely from a lower legal and professional fees of $863,881, a decrease in stock based compensation of $88,627, lower fees and licenses of $63,737 and lower outside services of $41,991, partially offset by higher insurance costs of $82,783.

Selling and Marketing Expense

During the six months ended March 31, 2020, selling and marketing expense totaled $1,183,981 compared to $1,080,904 for the six months ended March 31, 2019. The $103,077, or approximately 10% increase resulted largely from higher outside services and consulting of $119,540, higher wages and related taxes of $36,779, partially offset by lower travel and entertainment expense of $41,638.

Research and Development Expense

During the six months ended March 31, 2020, research and development expense totaled $619,892 compared to research and development expense for the six months ended March 31, 2019 totaling $603,744, an increase of $16,148 or approximately 3%. The increase resulted largely from increased dues and subscriptions of $22,730. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $680,730 was capitalized as developed technology during the six months ended March 31, 2020 and $571,204 was capitalized during the six months ended March 31, 2019. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

 Depreciation and Amortization Expense

During the six months ended March 31, 2020, depreciation and amortization expense totaled $1,025,226 compared to $1,035,365 for the six months ended March 31, 2019. The $10,139 or approximately 1% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the six months ended March 31, 2020, total operating expense decreased to $8,564,172 compared to $9,458,354 for the six months ended March 31, 2019, a decrease of $894,182 or approximately 9%. The decrease was largely due to lower general and administrative expense of $1,003,268 and lower depreciation and amortization of $10,139. These costs were partially offset by higher selling and marketing expense of $103,077, and higher research and development expense of $16,148.

Operating income (loss)

During the six months ended March 31, 2020, operating income was $538,200 compared to an operating loss of $333,359 for the six months ended March 31, 2019, an improvement of $871,559 or approximately 261%. This improvement was due to a reduction in operating expense of $894,182 partially offset by a decrease in gross profit of $22,623.

Other Income and Expense

For the six months ended March 31, 2020, other income (expense) totaled expense of $2,394,136 compared to expense of $1,522,211 for the six months ended March 31, 2019. The increase in expense of $871,925 in net other expense resulted primarily to negative currency exchange rate movements of $854,165 and higher interest expense, net of $13,270.

Net Loss Attributable to Common Shareholders

The Company had a net loss from continuing operations for the six months ended March 31, 2020 totaling $1,953,684 compared to a net loss of $1,999,577 for the six months ended March 31, 2019, representing a nominal reduction in the loss of $45,893 or approximately 2%.

Liquidity and Capital Resources

During and prior to the fiscal year ended September 30, 2017, we supplemented cash flows by financing the business from borrowings under a credit facility, a revolving line of credit from one of our stockholders, receipt of certain disgorgement funds, and from the sale and issuance of debt securities. Subsequently, the Company was self-funded through net cash provided by operating activities. As of March 31, 2020, excluding interest, approximately $3.4 million was owed to Sapinda Asia Limited under a loan agreement (the “Sapinda Loan Agreement”) that matures on September 30, 2020 and $30.4 million was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Loan Agreement”) that matures on July 1, 2021. No borrowings or sales of equity securities occurred during the six months ended March 31, 2020 or during the year ended September 30, 2019.

Net Cash Flows from Operating Activities.

During the six months ended March 31, 2020, we had cash flows from operating activities of $2,534,945, compared to cash flows from operating activities of $1,751,964 for the six months ended March 31, 2019, representing a $782,981 increase of approximately 45%. The increase in cash from operations was the result of an improvement in operating performance, excluding non-cash adjustments, of $1,630,273 in net income compared to the quarter one year ago of $943,350, an increase of $686,923. This was augmented by a decrease in accounts receivable and a decline accounts payable.

Net Cash Flows from Investing Activities.

The Company used $1,491,876 of cash for investing activities during the six months ended March 31, 2020, compared to $1,407,984 of cash used during the six months ended March 31, 2019. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the six months ended March 31, 2020. Purchases of property and equipment decreased $180,589, compared to the prior period, largely due to a decrease in leasehold improvements.

Net Cash Flows from Financing Activities.

The Company used $18,137 of cash for financing activities during the six months ended March 31, 2020, compared to $18,704 of cash used in financing activities during the six months ended March 31, 2019.

 Liquidity, Working Capital and Management’s Plan

As of March 31, 2020, the Company had unrestricted cash of $7,686,042 compared to unrestricted cash of $6,896,711 as of September 30, 2019. As of March 31, 2020, we had a working capital deficit of $5,463,545, compared to a working capital deficit of $35,010,475 as of September 30, 2019. This decrease in working capital deficit of $29,546,930 is due to the extension of the $30,400,000 Conrent Amended Facility and cash provided by operations, partially offset by an increase in accrued liabilities, largely due to interest payable, purchases of monitoring equipment and capitalized software.

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

On March 13, 2017, the Company successfully extended the Sapinda Loan Agreement from September 30, 2017 to September 30, 2020. The Company intends to explore an additional extension of the Sapinda Loan Agreement or, if an extension is unavailable, to pay the loan amount from existing funds.

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

Foreign Currency Risks

We had $5,558,634 and $6,417,706 in revenue from sources outside of the United States for the six-months ended March 31, 2020 and 2019, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange expense of $1,190,932 and foreign exchange expense of $336,767 in the six months ended March 31, 2020 and 2019, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by the coronavirus. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2020.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

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

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges the that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and intends to vigorously defend against the allegations.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2019, filed on January 10, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 7, 2020, there have been no material changes to the disclosures made in the above-referenced Form 10-K, other than set forth below.

COVID-19 could affect our sales and disrupt our operations and could have a material adverse impact on us.

The coronavirus (“COVID-19”) that was reported to have surfaced in December 2019 and that has spread worldwide, could adversely impact the Company’s operations or those of our third-party suppliers, as well as our sales to customers. The extent to which the coronavirus impacts the Company’s operations, those of our third-party suppliers or our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the Company, or any of our third-party suppliers encounter any disruptions to our or their respective operations or facilities, or if our customers were to partially or fully close for an extended period of time due to the coronavirus then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the manufacture, supply, and sale of our services and our financial results could be adversely affected.

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

Track Group, Inc.

Date: May 7, 2020	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: May 7, 2020	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)