Form 10-Q
period 2020-06-30
Track Group, Inc.
filed 2020-08-06
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 6, 2020 was 11,414,150.

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended June 30, 2020

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2020	2019
Current assets:	(Unaudited)
Cash	$9,030,645	$6,896,711
Accounts receivable, net of allowance for doubtful accounts of $2,617,996 and $2,454,281, respectively	4,811,533	6,763,236
Prepaid expense and deposits	989,094	1,339,465
Inventory, net of reserves of $7,225 and $26,934, respectively	87,322	274,501
Total current assets	14,918,594	15,273,913
Property and equipment, net of accumulated depreciation of $2,399,271 and $2,248,913, respectively	466,892	675,037
Monitoring equipment, net of accumulated amortization of $6,566,293 and $6,322,768, respectively	2,051,128	2,624,900
Intangible assets, net of accumulated amortization of $15,801,787 and $14,157,090, respectively	21,149,358	21,955,679
Goodwill	8,169,117	8,187,911
Deferred tax asset	451,127	540,563
Other assets	545,130	124,187
Total assets	$47,751,346	$49,382,190

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$574,519	$2,628,003
Accrued liabilities	14,571,805	13,828,696
Current portion of long-term debt	3,758,031	33,827,689
Total current liabilities	18,904,355	50,284,388
Long-term debt, net of current portion	30,974,813	-
Long-term liabilities	217,324	-
Total liabilities	50,096,492	50,284,388

Commitments and contingencies (Note 21)	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,414,150 and 11,401,650 shares outstanding, respectively	1,141	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,270,242	302,250,556
Accumulated deficit	(303,691,914)	(302,152,292)
Accumulated other comprehensive loss	(924,615)	(1,001,602)
Total equity (deficit)	(2,345,146)	(902,198)
Total liabilities and stockholders’ equity (deficit)	$47,751,346	$49,382,190

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue:
Monitoring and other related services	$8,325,697	$7,904,015	$24,587,212	$23,841,746
Product sales and other	158,213	1,051,449	449,255	1,416,495
Total revenue	8,483,910	8,955,464	25,036,467	25,258,241

Cost of revenue:
Monitoring, products and other related services	3,379,934	3,661,470	9,848,520	9,827,373
Depreciation and amortization	482,797	500,704	1,464,396	1,512,583
Total cost of revenue	3,862,731	4,162,174	11,312,916	11,339,956

Gross profit	4,621,179	4,793,290	13,723,551	13,918,285

Operating expense:
General & administrative	2,329,520	2,725,991	8,064,593	9,464,332
Selling & marketing	487,786	556,122	1,671,767	1,637,026
Research & development	281,820	350,532	901,712	954,276
Depreciation & amortization	505,585	521,013	1,530,811	1,556,378
Total operating expense	3,604,711	4,153,658	12,168,883	13,612,012

Operating income	1,016,468	639,632	1,554,668	306,273

Other income (expense):
Interest expense, net	(622,869)	(597,623)	(1,821,726)	(1,783,210)
Currency exchange rate gain (loss)	535,141	201,972	(655,791)	(134,795)
Other income, net	-	-	(4,347)	143
Total other income (expense)	(87,728)	(395,651)	(2,481,864)	(1,917,862)
Income (loss) before income taxes	928,740	243,981	(927,196)	(1,611,589)
Income tax expense	514,678	313,328	612,426	457,335
Net income (loss) attributable to common shareholders	414,062	(69,347)	(1,539,622)	(2,068,924)
Foreign currency translation adjustments	8,497	15,255	76,987	(144,053)
Comprehensive income (loss)	$422,559	$(54,092)	$(1,462,635)	$(2,212,977)
Net income (loss) per common share, basic and diluted	$0.04	$(0.01)	$(0.14)	$(0.18)
Weighted average common shares outstanding, basic and diluted	11,414,150	11,251,650	11,362,416	11,200,551

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Share-based compensation	-	-	19,687	-	-	19,687
Issuance of Common Stock to employees for services	12,500	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	-	(64,098)	(64,098)
Net loss	-	-	-	(232,625)	-	(232,625)
Balance December 31, 2019	11,414,150	1,141	302,270,242	(302,384,917)	(1,065,700)	(1,179,234)

Foreign currency translation adjustments	-	-	-	-	132,588	132,588
Net loss	-	-	-	(1,721,059)	-	(1,721,059)
Balance March 31, 2020	11,414,150	$1,141	302,270,242	(304,105,976)	(933,112)	(2,767,705)

Foreign currency translation adjustments	-	-	-	-	8,497	8,497
Net income	-	-	-	414,062	-	414,062
Balance June 30, 2020	11,414,150	$1,141	$302,270,242	$(303,691,914)	$(924,615)	$(2,345,146)

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

ASC 606 modified retrospective adjustment	-	-	-	(92,969)	-	(92,969)
Amortization of equity-based compensation granted to employees	-	-	83,218	-	-	83,218
Foreign currency translation adjustments	-	-	-	-	96,673	96,673
Net loss	-	-	-	(1,734,918)	-	(1,734,918)
Balance December 31, 2018	11,401,650	1,140	302,186,084	(301,323,257)	(873,597)	(9,630)
Amortization of equity-based compensation granted to employees	-	-	25,097	-	-	25,097
Foreign currency translation adjustments	-	-	-	-	(255,981)	(255,981)
Net loss	-	-	-	(264,659)	-	(264,659)
Balance March 31, 2019	11,401,650	1,140	302,211,181	(301,587,916)	(1,129,578)	(505,173)
Amortization of equity-based compensation granted to employees	-	-	19,687	-	-	19,687
Foreign currency translation adjustments	-	-		-	15,255	15,255
Net loss	-	-		(69,347)	-	(69,347)
Balance June 30, 2019	11,401,650	$1,140	$302,230,868	$(301,657,263)	$(1,114,323)	$(539,578)

  The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,539,622)	$(2,068,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,995,207	3,068,961
Bad debt expense	190,697	445,212
Stock based compensation	19,687	128,002
Loss on monitoring equipment included in cost of revenue	400,888	372,059
Foreign currency exchange loss	655,791	134,795
Change in assets and liabilities:
Accounts receivable, net	1,448,833	(49,254)
Prepaid expense and other assets	267,608	(135,714)
Inventory	26,500	401,438
Accounts payable	(2,039,014)	(83,201)
Accrued liabilities	949,192	1,849,972
Net cash provided by operating activities	3,375,767	4,063,346

Cash flow from investing activities:
Purchase of property and equipment	(63,374)	(299,839)
Capitalized software	(1,089,879)	(868,652)
Purchase of monitoring equipment and parts	(810,042)	(1,296,621)
Net cash used in investing activities	(1,963,295)	(2,465,112)

Cash flow from financing activities:
Proceeds from notes payable	933,200	-
Principal payments on long-term debt	(27,446)	(65,237)
Net cash provided by (used in) financing activities	905,754	(65,237)

Effect of exchange rate changes on cash	(184,292)	(100,638)

Net increase in cash	2,133,934	1,432,359
Cash, beginning of period	6,896,711	5,446,557
Cash, end of period	$9,030,645	$6,878,916
Cash paid for interest	$26,160	$23,685

Supplemental schedule of non-cash investing and financing activities:
Non-cash transfer of inventory to monitoring equipment	$752,769	$424,642

 The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2020, and results of its operations for the three and nine months ended June 30, 2020. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on January 10, 2020. The results of operations for the three and nine months ended June 30, 2020 may not be indicative of the results for the fiscal year ending September 30, 2020.

As of June 30, 2020 and 2019, the Company had an accumulated deficit of $303,691,914 and $301,657,263, respectively. The Company incurred a net loss of $1,539,622 and $2,068,924 for the nine months ended June 30, 2020 and 2019, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in September 2020, July 2021 and a potentially forgivable PPP loan which matures in May 2022, with payments beginning in December 2020. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its debt obligations which mature on September 30, 2020 and July 1, 2021. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months and the Company believes it will be able to extend its debt through additional renegotiation, if necessary.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal year 2022. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at June 30, 2020.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of both June 30, 2020, and 2019, there were 685,259 outstanding common share equivalents that were not included in the computation of Diluted EPS for the three and nine months ended June 30, 2020 and 2019, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of June 30, 2020 and June 30, 2019 consisted of the following:

	June 30,	June 30,
	2020	2019
Exercisable common stock options and warrants	685,259	685,259
Total common stock equivalents	685,259	685,259

At June 30, 2020 and 2019, all stock option and warrant exercise prices were above the market price of $0.25 and $0.53, respectively, and thus have not been included in the basic earnings per share calculation.

(8) REVENUE RECOGNITION

On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method, whereby the adoption did not impact any prior periods.

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability. The balance of contract liabilities at October 1, 2018 was $150,604. The balance of the contract liabilities at June 30, 2020 and September 30, 2019 are $195,475 and $389,229, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $70,346 and $219,404, respectively, of deferred revenue in the three and nine months ended June 30, 2020 and $12,271 and $124,365, respectively, of deferred revenue in the three and nine months ended June 30, 2019.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$5,891,741	69%	$5,112,538	57%
Latin America	2,441,429	29%	3,740,858	42%
Other	150,740	2%	102,068	1%
Total	$8,483,910	100%	$8,955,464	100%

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$16,885,664	67%	$14,997,609	59%
Latin America	7,704,645	31%	10,111,825	40%
Other	446,158	2%	148,807	1%
Total	$25,036,467	100%	$25,258,241	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 98% and 94% for the nine-months ended June 30, 2020 and 2019, respectively) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, New Zealand, Saudi Arabia, South Africa, United Kingdom, and Vietnam.

(9)  PREPAID EXPENSE AND DEPOSITS

As of June 30, 2020, and September 30, 2019, the outstanding balance of prepaid expense and deposits was $989,094 and $1,339,465, respectively. These balances are comprised largely of a performance bond deposit, tax deposits, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2020, and September 30, 2019, inventory consisted of the following:

	June 30, 2020	September 30, 2019
Finished goods inventory	$94,547	$301,435
Reserve for damaged or obsolete inventory	(7,225)	(26,934)
Total inventory, net of reserves	$87,322	$274,501

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $0 and $35,123 during the three and nine months ended June 30, 2020, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2020 and September 30, 2019, respectively:

	June 30, 2020	September 30, 2019
Equipment, software and tooling	$1,266,133	$1,210,583
Automobiles	4,955	5,574
Leasehold improvements	1,282,012	1,393,976
Furniture and fixtures	313,063	313,817
Total property and equipment before accumulated depreciation	2,866,163	2,923,950
Accumulated depreciation	(2,399,271)	(2,248,913)
Property and equipment, net of accumulated depreciation	$466,892	$675,037

Property and equipment depreciation expense for the three months ended June 30, 2020 and 2019 was $74,777 and $88,975, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2020 and 2019 was $235,555 and $256,276, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and three years. Monitoring equipment as of June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020	September 30, 2019
Monitoring equipment	$8,617,421	$8,947,668
Less: accumulated amortization	(6,566,293)	(6,322,768)
Monitoring equipment, net of accumulated amortization	$2,051,128	$2,624,900

Amortization of monitoring equipment for the three months ended June 30, 2020 and 2019 was $356,668 and $374,081, respectively. Amortization of monitoring equipment for the nine months ended June 30, 2020 and 2019 was $1,084,869 and $1,135,584, respectively. Amortization expense for monitoring devices is recognized in cost of revenue. During the nine months ended June 30, 2020 and June 30, 2019, the Company recorded charges of $400,888 and $372,059, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at June 30, 2020 and September 30, 2019, respectively:

Intangible assets:	June 30, 2020	September 30, 2019
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	13,524,551	12,685,281
Customer relationships	1,860,000	1,860,000
Trade name	317,828	318,722
Website	78,201	78,201
Total intangible assets	36,951,145	36,112,769
Accumulated amortization	(15,801,787)	(14,157,090)
Intangible assets, net	$21,149,358	$21,955,679

The intangible assets summarized above were purchased or developed on various dates from January 2010 through June 30, 2020. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended June 30, 2020 and 2019 was $556,937 and $558,661, respectively. Amortization expense for the nine months ended June 30, 2020 and 2019 was $1,674,783 and $1,677,101, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at June 30, 2020 and September 30, 2019, respectively:

	June 30,	September 30,
	2020	2019
Balance - beginning of period	$8,187,911	$8,076,759
Effect of foreign currency translation on goodwill	(18,794)	111,152
Balance - end of period	$8,169,117	$8,187,911

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2020.

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

Future maturities of lease liabilities under ASC 840 at June 30, 2019 were as follows:

Operating Leases

Payments due in fiscal 2019	$79,190
Payments due in fiscal years 2020-2021	425,097
Payments due in fiscal years 2022-2023	164,687
Total minimum lease payments	$668,974

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of June 30, 2020.

	Operating lease asset	Operating lease liability

Other assets	$421,803	$-
Accrued liabilities	-	204,479
Long-term liabilities	-	217,324
	$421,803	$421,803

The following table summarizes the supplemental cash flow information for the nine months ended June 30, 2020:

June 30, 2020
Cash paid for noncancelable operating leases included in operating cash flows	$280,758

Right of use assets obtained in exchange for operating lease liabilities:	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of June 30, 2020 are:

Operating Leases
From July 2020 to September 2020	$58,003
From October 2020 to September 2021	230,401
From October 2021 to September 2022	166,642
From October 2022 to September 2023	3,612
Undiscounted Cash Flow	458,658
Less: imputed interest	(36,855)
Total	$421,803

Reconciliation to lease liabilities:
Lease liabilities - current	$204,479
Lease liabilities - long-term	217,324
Total Lease Liabilities	$421,803

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2020 were 2.0 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2020 and September 30, 2019, respectively:

	June 30, 2020	September 30, 2019
Accrued payroll, taxes and employee benefits	$1,322,725	$1,680,634
Deferred revenue	195,475	389,229
Deposits payable	10,000	10,000
Accrued taxes - foreign and domestic	364,834	1,071,532
Accrued other expense	132,118	170,055
Accrued legal costs	592,203	1,057,305
Accrued costs of revenue	858,459	251,262
Accrued bond guarantee	-	142,405
Right of use liability	204,479	-
Accrued interest	10,891,512	9,056,274
Total accrued liabilities	$14,571,805	$13,828,696

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

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the U.S. Small Business Administration ("SBA") pursuant to the Paycheck Protection Program ("PPP") enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan"). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with BMO Harris Bank National Association as lender (the "Lender") (the "PPP Loan Agreement"). The PPP Loan provides for working capital to the Company and will mature on May 19, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 19, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon request from the Company to Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. Upon expiration of the twenty-four-week period following the issuance of the PPP Loan, the Company intends to complete and file the application for forgiveness with the SBA.

Debt obligations as of June 30, 2020 and September 30, 2019, respectively, are comprised of the following:

	June 30, 2020	September 30, 2019

Unsecured facility agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 1, 2021. The Company did not pay interest on this loan during the nine months ended June 30, 2020.	$30,400,000	$30,400,000

Loan Agreement whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing on September 30, 2020.	3,399,644	3,399,644

Note payable with BMO Harris Bank for PPP loan with the SBA, bearing interest at a rate of 1% per annum, with a maturity of May 19, 2022 and principal payments beginning on December 19, 2020.	933,200	-

Non-interest-bearing notes payable to a Canadian governmental agency assumed in conjunction with the acquisition.	-	28,045

Total debt obligations	34,732,844	33,827,689
Less current portion	(3,758,031)	(33,827,689)
Long-term debt, net of current portion	$30,974,813	$-

The following table summarizes future maturities of debt obligations as of June 30, 2020:

Twelve-month period ended June 30,	Total

2021	$3,758,031
2022	30,974,813
Thereafter	-
Total	$34,732,844

(18)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of June 30, 2020, there were no shares of preferred stock outstanding.

No dividends were paid during the three- and nine-month periods ended June 30, 2020 or 2019, respectively.

Series A Convertible Preferred Stock

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

As of June 30, 2020, no shares of Series A Preferred were issued and outstanding.

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

As of December 11, 2018, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $19,687 and $106,772 for the nine months ended June 30, 2020 and 2019, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of June 30, 2020.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2020 and 2019, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 and $21,231 for the nine months ended June 30, 2020 and 2019, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at June 30, 2020 and no future issuances are expected.

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

A summary of stock option (warrant) activity for the nine months ended June 30, 2020 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2019	685,259	$1.56	2.9 years	$-
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of June 30, 2020	685,259	$1.56	2.1 years	$-
Exercisable as of June 30, 2020	685,259	$1.56	2.1 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.25 at June 30, 2020.

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

For the nine months ended June 30, 2020 and 2019, the Company incurred a net loss for income tax purposes of $1,539,622 and $2,068,924, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and continues to explore its options moving forward. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. The Company removed the matter to federal court and subsequently filed its answer denying Plaintiff’s allegations in August 2019. Discovery, delayed by the Covid-19 crisis, remains ongoing. The Company continues to vigorously defend the case.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. The Company is presently awaiting a response from the Commonwealth.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company continues to vigorously defend against the allegations. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

(22)  SUBSEQUENT EVENTS

COVID-19

The ramifications of the coronavirus (“COVID-19”) outbreak reported to have started in December 2019 and spread globally are filled with uncertainty and changing quickly. As of August 6, 2020, the adverse impact of the COVID-19 pandemic on the Company has been significant on the operations of Chile and also has caused some delays with both the supply chain and certain requests for proposal administered by potential new clients. Notwithstanding the challenges, the monitoring being performed by the Company’s customers across the globe are considered essential services and remain operational. Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the Company’s employees are largely working from home. Also, the Company has experienced an uptick in demand in the U.S. as government agencies transition certain offenders in confinement to our electronic monitoring services to assist in combatting the spread of the coronavirus.

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Chilean Prison System

The Company previously disclosed on May 7, 2020 that the Chilean Prison System (“GENCHI”) had notified the Company of its decision to award a new contract to a competitor of the Company. Subsequently, since the competitor did not proceed to sign the contract in due time, GENCHI rescinded the prior award to the competitor and re-awarded the Company with a new contract on July 22, 2020, for forty-one months. The Company signed the new contract on July 30, 2020 and is awaiting final government approval. The Company’s competitor has challenged GENCHI’s decision before the Public Procurement Court; however, the Company does not anticipate significant delays although no assurances can be given.

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

Monitoring Center Services.  Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, we staff our centers with highly trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating, and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in the U.S. and Chile. In addition, the Company has assisted in the establishment of monitoring centers for customers and local partners in other global locations.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on January 10, 2020. During the nine months ended June 30, 2020, there have been no material changes to the Company’s critical accounting policies, except as noted below.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

  For the three months ended June 30, 2020, the Company recognized total revenue from operations of $8,483,910 compared to $8,955,464 for the three months ended June 30, 2019, a decrease of $471,554 or approximately 5%. The $471,554 decrease in total revenue was the result of a decrease in product sales, which by their nature can change materially over short periods of time. For the three months ended June 30, 2020, the Company recognized revenue from monitoring and other related services of $8,325,697 compared to $7,904,015 for the three months ended June 30, 2019, an increase of $421,682 or approximately 5%. This growth in monitoring and other related services revenue is more predictable than product sales. Monitoring and other related service revenue, which comprises the substantial majority of total revenue, increased due to growth in North America largely by clients in Illinois, Puerto Rico, Washington DC and Michigan, partially offset by a decrease in revenue in Chile due to the strengthening U.S. dollar which amounts to $358,910 and lower devices due to COVID-19, when compared to the third fiscal quarter of 2019.

Other revenue for the three months ended June 30, 2020 decreased to $158,213 from $1,051,449 in the same period in 2019, a decrease of $893,236, largely due to lower product sales.

Cost of Revenue

During the three months ended June 30, 2020, cost of revenue totaled $3,862,731 compared to cost of revenue during the three months ended June 30, 2019 of $4,162,174, a decrease of $299,443 or approximately 7%. The decrease in cost of revenue was largely the result of lower product sale costs of $374,938, lower repair costs of $142,053 and lower depreciation expense of $17,907, partially offset by higher monitoring costs of $121,144, higher fees of $74,339 and higher server costs of $25,444.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2020 and 2019 totaled $482,797 and $500,704, respectively. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease of $17,907 primarily represents a decrease in device amortization due to additional fully amortized devices. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended June 30, 2020, gross profit totaled $4,621,179 representing a decrease of $172,111 or approximately 4% compared to the same period last year, and resulting in a gross margin of approximately 54.5% compared to $4,793,290 or a gross margin of approximately 53.5% during the three months ended June 30, 2019.

General and Administrative Expense

During the three months ended June 30, 2020, general and administrative expense totaled $2,329,520 compared to $2,725,991 for the three months ended June 30, 2019. The decrease of $396,471 or approximately 15% in general and administrative costs resulted largely from lower bad debt expense of $173,293, lower payroll and wages of $128,135, lower travel and entertainment costs of $97,839, and lower board of director expense of $25,601, lower outside service and consulting costs of $21,183, lower stock based compensation expense of $19,688 and lower professional fees of $19,600, partially offset by higher legal costs of $70,677 and higher insurance costs of $51,585.

Selling and Marketing Expense

During the three months ended June 30, 2020, selling and marketing expense decreased to $487,786 compared to $556,122 for the three months ended June 30, 2019. The decrease in expense of $68,336, or approximately 12% is principally the result of COVID-19 induced lower travel and entertainment expense of $79,600, and lower trade show expense of $9,088, partially offset by higher consulting and outside services of $23,624.

Research and Development Expense

During the three months ended June 30, 2020, research and development expense totaled $281,820 compared to $350,532 for the three months ended June 30, 2019, a decrease of $68,712 or approximately 20%. The decrease resulted largely from lower payroll and taxes of $35,734 and lower travel expenses of $25,858. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $409,149 was capitalized as developed technology during the three months ended June 30, 2020 and $297,448 was capitalized in the three months ended June 30, 2019. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended June 30, 2020, depreciation and amortization expense totaled $505,585 compared to $521,013 for the three months ended June 30, 2019, a decrease of $15,428 or approximately 3%, largely due to fully depreciated assets.

Total Operating Expense

During the three months ended June 30, 2020, total operating expenses decreased to $3,604,711 compared to $4,153,658 for the three months ended June 30, 2019, a decrease of $548,947 or approximately 13%.

Operating income

During the three months ended June 30, 2020, operating income was $1,016,468 compared to operating income of $639,632 for the three months ended June 30, 2019, an improvement of $376,836 or approximately 59%. This improvement was due to a decrease in operating expense of $548,947, partially offset by a decrease in gross profit of $172,111.

Other Income and Expense

For the three months ended June 30, 2020, other income (expense) totaled ($87,728) compared to other expense of ($395,651) for the three months ended June 30, 2019, a decrease in net expense of $307,923 or approximately 78%. The decrease in other expense is largely due to positive currency exchange rate movements of $333,169 compared to the third fiscal quarter of 2019.

Net Income Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $414,062 for the three months ended June 30, 2020, compared to a net loss attributable to common stockholders of $69,347 for the three months ended June 30, 2019, an improvement of $483,409. This improvement to a net gain from a net loss is largely due to significant growth in operating income and positive currency exchange rate movements, partially offset by higher income tax expense, and lower gross profit.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Revenue

For the nine months ended June 30, 2020, the Company recognized total revenue from operations of $25,036,467, compared to $25,258,241 for the nine months ended June 30, 2019, a decrease of $221,774 or approximately 1%. The $221,774 decrease in total revenue was the result of a decrease in product sales, which by their nature can change in a short periods of time.  For the nine months ended June 30, 2020, the Company recognized revenue from monitoring and other related services of $24,587,212, compared to $23,841,746 for the nine months ended June 30, 2019, an increase of $745,466 or approximately 3%. This growth in monitoring and other related services revenue is more predictable than product sales. Monitoring and other related services revenue, which comprises the substantial majority of total revenue, principally increased as the result of an increase in total growth of our North American monitoring operations driven by clients in Illinois, Washington DC, Michigan, Nevada, Bahamas and Puerto Rico, partially offset by our customers in Chile, Mexico and Indiana. The decrease in revenue in Chile due to the strengthening U.S. dollar which amounts to $976,342, when compared to the same period in 2019.

Other revenue for the nine months ended June 30, 2020 decreased to $449,255 from $1,416,495 in the same period in 2019 largely due to lower sales of products.

Cost of Revenue

During the nine months ended June 30, 2020, cost of revenue totaled $11,312,916 compared to cost of revenue during the nine months ended June 30, 2019 of $11,339,956, a decrease of $27,040 or less than 1%. The decrease in cost of revenue was largely the result of lower product sales costs of $374,938, lower communication costs of $243,061, lower device repair costs of $91,648, lower freight costs of $63,305 and lower depreciation of monitoring devices of $48,188, due to an increase in fully depreciated devices. These increases were partially offset by higher monitoring costs of $392,925, higher fees of $186,720, higher server costs of $112,125 and higher hardware costs of $95,871.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2020 and 2019 totaled $1,464,396 and $1,512,583, respectively. This $48,187 or approximately 3% decrease in costs represents additional fully depreciated monitoring devices. Devices are depreciated over a three-year useful life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

 Gross Profit and Margin

During the nine months ended June 30, 2020, gross profit totaled $13,723,551, resulting in a gross margin of approximately 54.8%, compared to $13,918,285, or a gross margin of approximately 55.1% during the nine months ended June 30, 2019. The decrease in absolute gross profit of $194,734 or approximately 1% is due to decreased revenue and a nominal increase in monitoring, products and other related services, partially offset by lower depreciation cost of devices.

General and Administrative Expense

During the nine months ended June 30, 2020, general and administrative expense totaled $8,064,593 compared to $9,464,332 for the nine months ended June 30, 2019. The decrease of $1,399,739 or approximately 15% in general and administrative costs resulted largely from lower legal costs of $738,236, lower bad debt expense of $254,515, lower travel and entertainment expense of $162,531, lower consulting and outside service costs of $114,371, a decrease in stock based compensation of $108,315, lower fees and licenses of $70,780, lower professional fees of $56,525 and lower board of director expenses of $26,735, partially offset by higher insurance costs of $134,368.

Selling and Marketing Expense

During the nine months ended June 30, 2020, selling and marketing expense totaled $1,671,767 compared to $1,637,026 for the nine months ended June 30, 2019. The $34,741, or approximately 2% increase resulted largely from higher outside services and consulting of $143,164, higher wages and related taxes of $37,075, partially offset by lower COVID-19 induced travel and entertainment expense of $121,237.

Research and Development Expense

During the nine months ended June 30, 2020, research and development expense totaled $901,712 compared to research and development expense for the nine months ended June 30, 2019 totaling $954,276, a decrease of $52,564 or approximately 6%. The decrease resulted largely from lower payroll and taxes of $72,882, partially offset by higher dues and subscriptions of $24,331. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $1,089,879 was capitalized as developed technology during the nine months ended June 30, 2020 and $868,652 was capitalized during the nine months ended June 30, 2019. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

 Depreciation and Amortization Expense

During the nine months ended June 30, 2020, depreciation and amortization expense totaled $1,530,811 compared to $1,556,378 for the nine months ended June 30, 2019. The $25,567 or approximately 2% decrease was largely the result of certain property and equipment assets becoming fully depreciated.

Total Operating Expense

During the nine months ended June 30, 2020, total operating expenses decreased to $12,168,883 compared to $13,612,012 for the nine months ended June 30, 2019, a decrease of $1,443,129 or approximately 11%. The decrease was largely due to lower general and administrative expense of $1,399,739, lower research and development expense of $52,564 and lower depreciation and amortization of $25,567. These costs were partially offset by higher selling and marketing expense of $34,741.

Operating income

During the nine months ended June 30, 2020, operating income was $1,554,668 compared to an operating income of $306,273 for the nine months ended June 30, 2019, an improvement of $1,248,395 or approximately 408%. This improvement was due to a reduction in operating expense of $1,443,129, partially offset by a decrease in gross profit of $194,734.

Other Income and Expense

For the nine months ended June 30, 2020, other income (expense) totaled ($2,481,864) compared to other expense of ($1,917,862) for the nine months ended June 30, 2019, an increase of $564,002 or approximately 29%. The increase in expense of $564,002 in net other expense resulted primarily to negative currency exchange rate movements of $520,996 and higher interest expense, net of $38,516.

Net Loss Attributable to Common Shareholders

The Company had a net loss attributable to common shareholders for the nine months ended June 30, 2020 totaling $1,539,622 compared to a net loss of $2,068,924 for the nine months ended June 30, 2019, representing a reduction in the loss of $529,302 or approximately 26%.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities. As of June 30, 2020, excluding interest, approximately $3.4 million was owed to Sapinda Asia Limited under a loan agreement (the “Sapinda Loan Agreement”) that matures on September 30, 2020 and $30.4 million was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Loan Agreement”) that matures on July 1, 2021. In addition, we received net proceeds of approximately $933,200 from a potentially forgivable loan from the U.S. Small Business Administration ("SBA") pursuant to the Paycheck Protection Program ("PPP") enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan").

Aside from the potentially forgivable PPP Loan, no borrowings or sales of equity securities occurred during the nine months ended June 30, 2020 or during the year ended September 30, 2019.

Net Cash Flows from Operating Activities.

During the nine months ended June 30, 2020, we had cash flows from operating activities of $3,375,767, compared to cash flows from operating activities of $4,063,346 for the nine months ended June 30, 2019, representing a $687,579 decrease or approximately 17%. The decrease in cash from operations was the result of a decline in accounts payable and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable and an improvement in operating performance.

Net Cash Flows from Investing Activities.

The Company used $1,963,295 of cash for investing activities during the nine months ended June 30, 2020, compared to $2,465,112 of cash used during the nine months ended June 30, 2019. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the nine months ended June 30, 2020. Purchases of property and equipment decreased $236,465, compared to the prior period, largely due to a decrease in leasehold improvements.

Net Cash Flows from Financing Activities.

The Company received $905,754 of cash from financing activities during the nine months ended June 30, 2020, compared to $65,237 of cash used in financing activities during the nine months ended June 30, 2019. In the nine-months ended June 30, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA. See Note 17.

 Liquidity, Working Capital and Management’s Plan

As of June 30, 2020, the Company had unrestricted cash of $9,030,645 compared to unrestricted cash of $6,896,711 as of September 30, 2019. As of June 30, 2020, we had a working capital deficit of $3,985,761, compared to a working capital deficit of $35,010,475 as of September 30, 2019. This decrease in working capital deficit of $31,024,714 is due to the extension of the $30,400,000 Conrent Amended Facility, the PPP loan described in Note 17 and cash provided by operations, partially offset by an increase in accrued liabilities, largely due to interest payable, purchases of monitoring equipment and capitalized software.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act"). See Note 17.

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

Foreign Currency Risks

We had $8,150,803 and $10,220,079 in revenue from sources outside of the United States for the nine-months ended June 30, 2020 and 2019, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange expense of $655,791 and foreign exchange expense of $134,795 in the nine months ended June 30, 2020 and 2019, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by the coronavirus. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2020.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and continues to explore its options moving forward. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. The Company removed the matter to federal court and subsequently filed its answer denying Plaintiff’s allegations in August 2019. Discovery, delayed by the Covid-19 crisis, remains ongoing. The Company continues to vigorously defend the case.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. The Company is presently awaiting a response from the Commonwealth.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company continues to vigorously defend against the allegations. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2019, filed on January 10, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 6, 2020, there have been no material changes to the disclosures made in the above-referenced Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

10.1
Note Payable Agreement by and between Track Group, Inc. and BMO Harris Bank National Association, dated May 12, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed May 27, 2020.

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

Track Group, Inc.

Date: August 6, 2020	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: August 6, 2020	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)