Form 10-K
period 2020-09-30
Track Group, Inc.
filed 2020-12-23
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2020 was approximately $0.9 million. As of December 1, 2020, there were 11,414,150 shares of Common Stock issued and outstanding.

 Documents Incorporated by Reference

None.

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

PART I

Item 1.       Business

Track Group, Inc., (the “Company”, “we”, “us”, and “our”), a Delaware corporation since 2016 and previously incorporated in 1995 as a Utah corporation, has its principal place of business at 200 E. 5th Avenue Suite 100, Naperville, Illinois 60563. Our telephone number is (877) 260-2010. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 per share (“Common Stock”), is currently listed for quotation on the OTCQX Premier Marketplace (“OTCQX”) under the symbol “TRCK”. Unless specified otherwise, as used in this Annual Report, references to Track Group, Inc. include the Company and its subsidiaries: Track Group Americas, Inc., a Utah corporation; Track Group – Puerto Rico, Inc., a Puerto Rico corporation; Emerge Monitoring, Inc., a Florida corporation; Emerge Monitoring II LLC, a Florida limited liability company; Integrated Monitoring Systems, LLC, a Colorado limited liability company; Track Group Chile S.p.A, a corporation formed under the laws of the Republic of Chile; Track Group Analytics Limited, a corporation formed under the laws of Canada; and, Track Group International Ltd., a company formed under the laws of Israel (collectively, the “Subsidiaries”).

Company Background

The Company designs, manufactures, and markets location tracking devices and develops and sells a variety of related software, services, accessories, networking solutions, and monitoring applications. Our products and services include a full-range of one-piece GPS tracking devices, a device-agnostic operating system, a portfolio of software applications including smartphone, alcohol and predictive analytics, and a variety of accessory, service and support offerings. Our products and services are currently available worldwide and are sold through our direct sales force, as well as through value-added resellers. The Company sells to government customers on federal, state and local levels in the U.S. and to members of the Ministry of Justice (MOJ) internationally. Track Group’s device-agnostic platform and expanded portfolio of integrated and complimentary monitoring-related services help reduce risk and make the administration of justice better, faster, and less expensive for taxpayers. As of September 30, 2020, the Company’s products and platform were used to monitor over 41,000 individuals globally.

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

Recent Developments

COVID-19

The ramifications of the outbreak of the novel strain of coronavirus (“COVID-19”), reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. As of December 23, 2020, the COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting the operations of Chile, causing shortages within the supply chain and postponing sales opportunities as some government agencies delay new RFP (Request for Proposal) processes. Notwithstanding the challenges, the monitoring being performed by the Company’s customers across the globe are considered essential services and remain operational. Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the Company’s employees are largely working from home.

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

Sapinda Facility Agreement

On September 8, 2020, the Company received a letter from ADS Securities LLC (“ADS”) informing the Company that ADS had been assigned the right to payment under that certain Loan Facility dated September 14, 2015, by and between Sapinda Asia Limited and the Company (the “Sapinda Loan Agreement”). On September 29, 2020, the Company and ADS settled the outstanding amount of approximately $3.4 million due under the Sapinda Loan Agreement for $2.7 million, which was paid on September 30, 2020.

Chilean Prison System

The Company previously disclosed on May 7, 2020 that the Chilean Prison System (“GENCHI”), which has been our customer since 2014, had notified the Company of its decision to award a new contract to a competitor of the Company. Subsequently, since the competitor did not proceed to sign the contract in due time, GENCHI rescinded the prior award to the competitor and re-awarded the Company with a new contract on July 22, 2020, for forty-one months. The Company signed the new contract on July 30, 2020 and the Contraloria General de la Republica de Chile approved the new contract on October 1, 2020. As a result, the Company is working with GENCHI to implement the new contract and has already selected new vendors to build both the temporary and new monitoring centers in Santiago required by the new contract.

Conrent Facility Agreement

On February 24, 2019 the Company and Conrent Invest S.A. (“Conrent”), acting on behalf of its compartment, Safety 2, amended the facility agreement originally entered into by and between the parties on December 30, 2013 (the “Amended Facility Agreement”), which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective February 24, 2019, the Amended Facility Agreement (I) extended the Maturity Date to the earlier of either April 1, 2020 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Facility Agreement which extends the maturity of the Facility to July 1, 2021. On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%. See Note 14 to the Consolidated Financial Statements.

The Company’s new flagship device, the ReliAlert™XC4, has been certified in the fourth quarter of calendar 2020 by the Federal Communications Commission and PTCRB, which was established in 1997 as the certification forum by select North American cellular operators and is designed to operate on both the AT&T and Verizon networks. The Company commenced deployment of the new LTE device into certain markets in North America.

Subsequent to the completion of its fiscal year, the Company entered into an amendment to extend the term of the CEO’s employment agreement.

Products and Services

Devices

ReliAlert™XC 4

ReliAlert™XC4 is our flagship GPS device, which is the safest and most reliable monitoring device ever made. It is the only one-piece GPS device with patented 3-way voice communication to assist intervention efforts, now on the LTE network with increased battery life. This device includes on-board processing, secondary location technology, a 95db siren, embedded RF technology, anti-tampering capability, increased battery life and sleep mode.

ReliAlert™XC 3
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

Shadow
Driven by customer demand to improve the performance and affordability of offender tracking devices, Shadow is the smallest and lightest device of its kind with a sleek, modern design featuring an enhanced mobile charging capability that makes it easier to use. The device is 3G compliant and fully supported by all global mobility providers.

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

Empower
Our Empower Smartphone Application provides victim and survivor support by creating a mobile geo-zone around a survivor of domestic abuse and communicates with the offender’s tracking device – providing an early-warning notification to the survivor if he or she is in proximity of the offender or group of offenders.

InTouch
InTouch is a smartphone monitoring and supervision application specifically designed for the criminal justice market to compliment traditional Electronic Monitoring Solutions; offering a “step-up”/“step-down” option from location monitoring bracelets for community supervised populations.

Accessories

SecureCuff™
The SecureCuff™ is a patented, optional accessory available exclusively for ReliAlert™ and is the only uncuttable strap in the industry specifically made for high-risk offenders. SecureCuff™ has encased, hardened steel bands that provide extreme cut-resistance and includes the same fiber-optic technology as the standard strap for tampering notification.

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

Research and Development Program

During the fiscal year ended September 30, 2020, we incurred research and development expense of $1,182,542, compared to $1,313,499 recognized during fiscal year 2019. The $130,957 decrease in research and development cost reflects lower wages and taxes of $113,103, lower travel expense of $75,419, partially offset by higher dues and subscriptions of $29,941. The Company is completing its new technology platform, which we currently intend to rollout to customers in the upcoming fiscal year. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,514,482 was capitalized as developed technology during the year ended September 30, 2020. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology. This represented an increase of $333,174 compared to the $1,181,308 capitalized as developed technology during the year ended September 30, 2019.

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

National Footprint with International Presence. We operate in approximately 42 states as well as select international locations, including Chile, Puerto Rico, Mexico, Saudi Arabia and Bahamas. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

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

Dependence on Major Customers

We had sales to two entities that each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2020 and 2019, respectively:

	2020	%	2019	%

Customer A	$6,374,742	19%	$8,570,404	25%
Customer B	$3,710,759	11%	$3,549,273	10%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2020 or 2019.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2020 and 2019, respectively, are shown in the table below:

	2020	%	2019	%

Customer A	$536,587	10%	$1,538,775	23%
Customer B	$374,809	7%	$844,241	12%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during the fiscal years ended September 30, 2020 and 2019 was $2,033,487 and $2,323,491, respectively. The 12% decrease in cellular service expense in 2020 compared to 2019 resulted largely due to lower negotiated communication costs.

During the years ended September 30, 2020 and 2019, we also purchased a significant portion of our inventory and monitoring equipment from certain suppliers. The cost of these purchases during the fiscal years ended September 30, 2020 and 2019 was $1,275,839 and $1,782,049, respectively. The decrease in monitoring equipment was due to purchases in fiscal 2019 for a large new customer, partially offset by increases in devices required by certain large customers in fiscal year 2020. The Company anticipates of the rollout of new technology devices beginning in the 1st fiscal quarter of 2021.

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

Trademarks. We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own nine trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada. In addition, we have the Track Group trademark and design registered in various countries around the world.

We will file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations:

Trademark	Application Number	Registration Number	Status/ Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013886	2595328	Registered
TrackerPAL®	78/843035	3345878	Registered
Mobile911®	78/851384	3212937	Registered
TrackerPAL®	CA 1315487	TMA749417	Registered
TrackerPAL®	MX 805365	960954	Registered
ReliAlert™	85/238049	4200738	Registered
SecureCuff™	85/626037	4271621	Registered
TrackGroup™	86/301716	4701636	Registered
Track Group™ and Design	86/469103	4793747	Registered
Track Group™ and Design*	MP 1257077	1257077	Registered
V-TRCK®	87/151142	5330916	Registered
Track Group™	90/245541		Pending

* Track Group™ and Design is also a registered trademark in the following countries: Europe, Switzerland, Mexico, Canada and Chile and is pending in Brazil.

Patents. We have 12 patents issued in the United States. At foreign patent offices, we have 8 patents issued and 1 patent pending.

The following tables summarize information regarding our patents and patent applications. There are no assurances given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

US Patents	Application Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08
Remote Tracking and Communications Device	12/028088	8-Feb-08	7804412	28-Sep-10
Remote Tracking and Communications Device	12/875988	3-Sep-10	8031077	4-Oct-11
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10
Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323831	3-Jul-14	9491289	8-Nov-16
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11
Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818453	18-Jun-10	8514070	20-Aug-13
Tracking Device Incorporating Cuff with Cut Resistant Materials	14/307260	17-Jun-14	9129504	8-Sep-15
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12

International Patents	Application Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device - Canada	2617923	4-Feb-08	2617923	7-Jun-16
Remote Tracking and Communication Device - Mexico	MX/a/2008/001932	8-Feb-08	278405	24-Aug-10
Secure Strap Mounting System for an Offender Tracking Device - EPO	10009091.9	1-Sep10		Pending
Secure Strap Mounting System for an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14
Secure Strap Mounting System for an Offender Tracking Device - Canada	2732654	23-Feb-11	2732654	1-May-18
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	2717866	17-May-16
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	09 716 860.3	6-Oct-10	2260482	9-Jan-13
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - United Kingdom	Refer to EP Patent # 2260482
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/009680	2-Sep-10	306920	22-Jan-13

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

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout fiscal 2020, we detected no apparent seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period. In addition, the operation in Chile generally lowers around Christmas time due to the courts willingness to permit offenders being monitored to visit family.

Employees

As of December 1, 2020, we had 148 full-time employees and 3 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

As of September 30, 2020, we had $31,333,200 of indebtedness outstanding, of which $30,914,625 becomes due and payable within the next 12 months, including $31,400,000 which matures on July 1, 2021. In addition, we have $11,515,375 of intertest accrued at September 30, 2020 related to our outstanding indebtedness. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. As a result, we will have to raise additional capital or restructure such indebtedness during the next six months, and no assurances can be given that we may be successful in that regard. See “Recent Developments” and Note 14 to the Consolidated Financial Statements.

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

In October 2018, through an internal review of our export compliance, it came to our attention that some of our products may not have been properly classified in the past, and that our export of certain products, software and technology may be subject to export licensing requirements of which we were not previously aware. As a result of these findings, we hired independent counsel to assist in, among other things, an investigation with respect to our past export practices and analyzing our classification of products, software and technology. On October 16, 2018, we voluntarily self-disclosed our potential former violation of the applicable export licensing requirements to the BIS, followed by additional details sent to the BIS on April 1, 2019, and have obtained licenses for the export of certain of our products, software and technology to all of the Company’s international customers.

On February 7, 2019, the Company received authorization from BIS for all of its internal customers, contractors and Subsidiaries requiring approval in addition to its Swedish and Mexican foreign national employees to continue using electronic devices and the associated software and technology. On April 22, 2019, the Company received the Warning Letter from the BIS in response to the aforementioned self-disclosure, indicating that although violations of certain export regulations had occurred, the BIS Office of Export Enforcement closed this matter with the issuance of the Warning Letter in lieu of prosecution or fines given the facts and circumstances.

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

During fiscal year 2020, our two top customers accounted for an aggregate of 30% of total sales. One of these contracts expires within the next fiscal year. Failure to renew the expiring contract, resulting in the loss of this customer, may have an adverse effect on our business. See Note 2 to the Consolidated Financial Statements.

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.

There can be no assurance that our research and development efforts will be successful. In addition, the technology that we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets. GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user, which, under some circumstances, may limit the effectiveness of GPS tracking. In addition, the telecommunications industry continually updates its networks and technology which then requires the Company to update its devices to ensure compatibility with the new networks as will happen in 2021 with the transition from 3G to 5G technology by telecommunications carriers in the US.

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

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. In addition, for a period of time we were under a shelter-in-place mandate which may be reinstated at the discretion of state or local authorities and many of our clients worldwide may be similarly impacted.

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

Our Board of Directors is currently comprised of three members, one of which would not be considered independent under the rules of the Nasdaq Capital Market and the OTC Markets. Additionally, we no longer maintain separate audit, compensation or nominating and governance committees, the duties of which are fulfilled by our entire Board of Directors. The rules of the OTC Markets require that companies whose securities are listed for quotation on the OTCQX have a board of directors comprised of at least two independent directors. In the event that one of our two independent directors resigns, and we fail to appoint an additional independent director on or before May 31, 2021 or our market capitalization falls below a certain level, our Common Stock would no longer be eligible for quotation on the OTCQX, resulting in the quotation of our Common Stock on an alternative market, such as the OTC Pink Marketplace. Such change may affect the number and type of investors eligible to purchase our Common Stock. As a result, the price of our Common Stock may be adversely affected.

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

Certain groups or persons, and in particular ETS Limited, who owned approximately 43% of our issued and outstanding Common Stock as of December 1, 2020, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and, subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other stockholders. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of Preferred Stock, and may designate additional shares of Preferred Stock in the future. The Board of Directors may, without stockholder approval, issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of Preferred Stock or Common Stock. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that holders of Common Stock will receive dividend payments and payments upon liquidation. The issuance of shares of Preferred Stock may also adversely affect an acquisition or change in control of the Company. As of December 1, 2020, there were no outstanding shares of Series A Preferred issued and outstanding.

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

Item 2.       Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space began on September 1, 2017 and expires on August 31, 2022. Lease payments are approximately $11,000 per month. Since the middle of March 2020, most employees working out of the headquarters office began working remotely as a result of COVID-19. As of December 14, 2020, we have not established a date to reopen the office officially.

We lease commercial office space in Indianapolis, Indiana of approximately 5,751 square feet. This lease began on September 1, 2018 and terminates on August 31, 2022. Lease payments were approximately $3,100 per month through December 31, 2018 and increased to approximately $5,900 on January 1, 2019 as additional space was occupied.

The operations of Track Group Analytics Limited are conducted in approximately 1,157 square feet of office space in Bedford, Nova Scotia, Canada. The lease for this office space began on July 1, 2020 and expires on June 30, 2021. Monthly lease payments are approximately $2,000.

The operations of Track Group Chile S.p.A. are conducted in approximately 3,500 square feet of commercial office space located in Santiago, Chile. The lease for this office space began on December 31, 2016 and expires on December 31, 2021. Lease payments are approximately $6,500 per month.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS has 3 months from November 11, 2020 in which to formally respond. The Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020, though the Commonwealth, through its financial advisory form, in correspondence dated November 13, 2020, requested additional information and discussion. The Company remains confident in its current position and continues to defend the case.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company continues to vigorously defend against the allegations. The Company participated in mediation discussions on December 15, 2020 with all parties. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK”. The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2020	High	Low
First Quarter ended December 31, 2019	$0.56	$0.37
Second Quarter ended March 31, 2020	$0.60	$0.13
Third Quarter ended June 30, 2020	$0.43	$0.15
Fourth Quarter ended September 30, 2020	$0.40	$0.25

Fiscal Year Ended September 30, 2019	High	Low
First Quarter ended December 31, 2018	$0.95	$0.47
Second Quarter ended March 31, 2019	$0.69	$0.50
Third Quarter ended June 30, 2019	$0.57	$0.52
Fourth Quarter ended September 30, 2019	$0.53	$0.51

Holders

As of December 1, 2020, we had 178 holders of record of our Common Stock and 11,414,150 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 685,259 shares of Common Stock.

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

The following table includes information as of September 30, 2020 for our equity compensation plans:

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

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during the fiscal year ended September 30, 2020, nor were any securities issued subsequent to September 30, 2020, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to fiscal year 2020 refers to the year ended September 30, 2020. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2020 and 2019 and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Recent Developments

PPP Loan

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the U.S. Small Business Administration ("SBA") pursuant to the Paycheck Protection Program ("PPP") enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan"). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with BMO Harris Bank National Association as lender (the "Lender") (the "PPP Loan Agreement"). The PPP Loan provides for working capital to the Company and will mature on May 19, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 19, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon request from the Company to Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. On December 8, 2020, the Company filed the application for forgiveness with the Lender and believes it will receive 100% forgiveness for the PPP Loan, however, no assurance can be given.

Conrent Facility Agreement

On February 24, 2019 the Company and Conrent Invest S.A. (“Conrent”), acting on behalf of its compartment, Safety 2, amended the facility agreement originally entered into by and between the parties on December 30, 2013 (the “Amended Facility Agreement”), which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective February 24, 2019, the Amended Facility Agreement (i) extended the Maturity Date, as defined therein, to the earlier of either April 1, 2020 or the date upon which the Outstanding Principal Amount, as defined therein, is repaid by the Company, and (ii) provided that in the event of a Change of Control, as defined therein, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Amended Facility Agreement which extends the maturity of the Amended Facility Agreement to July 1, 2021. On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%. See Note 14 to the Consolidated Financial Statements.

Sapinda Facility Agreement

On September 8, 2020, the Company received a letter from ADS Securities LLC (“ADS”) informing the Company that ADS had been assigned the right to payment under that certain Loan Facility dated September 14, 2015, by and between Sapinda Asia Limited and the Company (the “Sapinda Loan Agreement”). On September 29, 2020, the Company and ADS settled the outstanding amount of approximately $3.4 million due under the Sapinda Loan Agreement for $2.7 million, which was paid on September 30, 2020.

Subsequent to the completion of its fiscal year, the Company entered into an amendment to extend the term of the CEO’s employment agreement.

Results of Operations

Continuing Operations - Fiscal Year 2020 Compared to Fiscal Year 2019

Revenue

During the fiscal year ended September 30, 2020, we had revenue of $33,875,167 compared to revenue of $34,019,152 for the fiscal year ended September 30, 2019, a decrease of $143,985, or less than 1%. Of this revenue, $33,217,661 and $32,100,370 was from monitoring and other related services during the 2020 and 2019 fiscal years, respectively, representing an increase of $1,117,291 or approximately 3%. Growth in revenue monitoring and other related services during the year ended September 30, 2020 was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Illinois, Washington DC, Michigan, Puerto Rico, Bahamas and Nevada, partially offset by our Chilean operation. The decrease in revenue in Chile can be attributed to the strengthening U.S. dollar and the decline in devices due to the adverse impact of COVID-19 due to closings of Chilean court system, when compared to the same period in 2019.

Product and other revenue for the year ended September 30, 2020 decreased to $657,506 from $1,918,782 in the same period in 2019 largely due to lower product sales of $1,248,917, principally in Mexico, and slightly lower sales of other non-monitoring revenue items. The decrease in product sales was due to lower international product sales. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

Cost of Revenue

During the year ended September 30, 2020, cost of revenue totaled $15,229,464 compared to cost of revenue during the year ended September 30, 2019 of $15,002,161, an increase of $227,303 or approximately 2%. The increase in cost of revenue was largely the result of higher monitoring costs of $514,870, higher fees of $271,472, higher lost stolen and damaged devices of $201,186 and higher server costs of $171,827. These increases were offset by lower product sales costs of $418,436, lower communication costs of $290,004, lower device repair costs of $131,583 and lower depreciation of monitoring devices of $89,620, largely due to an increase in fully depreciated devices.

Depreciation and amortization included in cost of revenue for the fiscal years ended September 30, 2020 and 2019, totaled $1,923,356 and $2,012,975, respectively. These costs represent additional fully depreciated monitoring devices. Devices are depreciated over a three-year useful life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the fiscal year ended September 30, 2020, gross profit totaled $18,645,703, resulting in a 55% gross margin, compared to $19,016,991, or a 56% gross margin, during the fiscal year ended September 30, 2018, a decrease of $371,288, principally due to the drop in device sales and subsequent contribution of those sales.

Gain / Loss on Sale of Assets

During the year ended September 30, 2019, we sold a fully depreciated non-core asset for cash of $10,563.

General and Administrative Expense

During the fiscal year ended September 30, 2020, our general and administrative expense totaled $10,381,859, compared to $12,243,459 for the fiscal year ended September 30, 2019. The decrease of $1,861,600 or approximately 15%, in general and administrative cost resulted largely from lower legal costs of $732,582, lower bad debt expense of $420,572, lower travel and entertainment expense of $254,673, lower payroll and taxes of $184,118, lower consulting and outside service costs of $176,817 and lower fees and licenses of $62,470. These savings were partially offset by higher insurance costs of $176,365.

Selling and Marketing Expense

For the fiscal year ended September 30, 2020, our selling and marketing expense was $2,257,667 compared to $2,257,101 for the year ended September 30, 2019. The nominal $566 increase resulted largely from higher outside services and consulting of $222,302, higher wages and related taxes of $40,621, partially offset by lower COVID-19 induced travel and entertainment expense of $232,290.

Research and Development Expense

During the fiscal year ended September 30, 2020, we incurred research and development expense of $1,182,542 compared to those costs recognized during fiscal year 2019 totaling $1,313,499, a decrease of $130,957 or approximately 10%. The decrease resulted largely from lower payroll and taxes of $113,103, and lower travel and entertainment expense of $75,419, partially offset by higher dues and subscriptions of $29,941. The Company is significantly enhancing its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,514,482 was capitalized as developed technology during the year ended September 30, 2020, and $1,181,308 was capitalized during the year ended September 30, 2019. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During the fiscal year ended September 30, 2020, depreciation and amortization included in operating expense totaled $2,064,097, compared to $2,047,980 for the fiscal year ended September 30, 2019. This was an increase of $16,117, or approximately 1%.

Other Income (Expense)

During the fiscal year ended September 30, 2020, other income (expense) totaled $2,084,982 of expense compared to other expense of $2,845,115 during fiscal 2019. The decrease of $760,133 in net other expense resulted primarily from a gain of $699,644 related to the settlement of a note payable at a discount (See Note 7 to the Consolidated Financial Statements) and positive exchange rate movements of $149,810, partially offset by higher interest expense of $100,495.

Income taxes

During the fiscal year ended September 30, 2020, income tax expense totaled $793,197 compared to $884,353 during the fiscal year ended September 30, 2019. Tax expense in both fiscal years are income taxes largely related to a foreign jurisdiction.

Net Loss

We had a net loss for the fiscal year ended September 30, 2020 totaling $118,641 or $0.01 loss per common share, compared to a net loss of $2,563,953 or ($0.23) per common share for the fiscal year ended September 30, 2019. This reduction in net loss is largely due to, lower general and administrative expense, lower research and development costs, lower other income (expense) and lower income tax expense, partially offset by lower gross profit, higher selling and marketing expense and higher depreciation and amortization in fiscal year ended September 30, 2020.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities and was able to utilize cash from operations to fulfill its obligation under the Sapinda Loan Agreement of $3.4 million at the end of September 2020, which was discounted to a cash payment of $2.7 million made on September 30, 2020. As of September 30, 2020, excluding interest, approximately $30.4 million was still owed to Conrent under the Amended Facility Agreement. No borrowings or sales of equity securities occurred during the years ended September 30, 2020 or 2019 other than the funds received pursuant to the PPP Loan described below. See Note 14 to the Consolidated Financial Statements.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the of the CARES Act. To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with the Lender. The PPP Loan provides for working capital to the Company and will mature on May 19, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 19, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon request from the Company to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. On December 8, 2020, the Company filed the application for forgiveness with the Lender and believes it will receive 100% forgiveness for the PPP Loan, however, no assurance can be given.

On February 24, 2019 the Company and Conrent, acting on behalf of its compartment, Safety 2, entered into the Amended Facility Agreement, which Amended Facility Agreement alters certain provisions of the Company’s existing $30.4 million unsecured debt facility. Effective February 24, 2019, the Amended Facility Agreement (i) extended the Maturity Date to the earlier of either April 1, 2020 or the date upon which the Outstanding Principal Amount, is repaid by the Company, and (ii) provided that in the event of a Change of Control, Conrent shall immediately cancel the facility and declare the Outstanding Principal Amount, together with unpaid interest, immediately due and payable. On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020 the Noteholders held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Amended Facility Agreement which extends the maturity of the Amended Facility Agreement to July 1, 2021. On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%. See Note 14 to the Consolidated Financial Statements.

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

Net Cash Flows from Operating Activities.

During the fiscal year ended September 30, 2020, we incurred a net loss of $118,641 and we had cash flows from operating activities of $4,725,864, compared to a net loss from continuing operations of $2,563,953 and cash flows from operating activities of $5,071,650 for fiscal year 2019. The decrease of cash from operations in fiscal year 2020 compared to fiscal year 2019 was largely the result of a decline in accounts payable, partially offset by a decrease in accounts receivable, an increase in accrued liabilities and an improvement in operating performance.

Net Cash Flows from Investing Activities.

The Company used $2,942,195 of cash for investing activities during the fiscal year ended September 30, 2020, compared to $3,268,283 of cash used during fiscal year 2019. Cash used for investing activities was used for significant enhancements of our software platform and for purchases of monitoring and other equipment to meet customer demand during the fiscal year ended September 30, 2020. Purchases of monitoring equipment decreased $459,692 compared to the prior period, largely due to the reduction in the size of the Chilean program caused by COVID-19 and purchases of property and equipment decreased $210,133, compared to the prior period, largely due to decreases in leasehold improvements and computer equipment.

Net Cash Flows from Financing Activities.

The Company used $1,794,357 of cash from financing activities during the fiscal year ended September 30, 2020, compared to $65,317 of cash used by financing activities during fiscal year 2019. During the fiscal years ended September 30, 2020 and September 30, 2019, we made principal payments of $2,727,557 and $65,317 on notes payable, respectively. During the fiscal year ended September 30, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA. See Note 7 to the Consolidated Financial Statements.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2020, we had unrestricted cash of $6,762,099, compared to unrestricted cash of $6,896,711 as of September 30, 2019. As of September 30, 2020, we had a working capital deficit of $34,773,161, compared to a working capital deficit of $35,010,475 as of September 30, 2019. This decrease in working capital deficit of $237,314 is principally due to the settlement of the Sapinda/ADS note payable, lower accounts payable, purchases of monitoring equipment and capitalized software and the current portion PPP loan described in Note 7 to the Consolidated Financial Statements, partially offset by lower accounts receivable, higher accrued expenses and lower cash provided by operations.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the CARES Act. See Note 7 to the Consolidated Financial Statements.

On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020, the Noteholders held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Amended Facility Agreement which extends the maturity of the Amended Facility Agreement to July 1, 2021. On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%. See Note 14 to the Consolidated Financial Statements.

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

	Payments due in less than 1 year	Payments due in 1 – 3 years	Payments due in 3 – 5 years	Total
Operating leases	$233,107	$170,937	$-	$404,044

As of September 30, 2020, the Company’s total future minimum lease payments under noncancelable operating leases were $404,044. The Company’s facility leases typically have original terms not exceeding five years and generally contain multi-year renewal options.

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

With respect to revenue recognition, impairment of long-lived assets, leases, stock-based compensation and allowance for doubtful accounts receivable, we apply critical accounting policies discussed below in the preparation of our financial statements.

Revenue Recognition

 Our revenue is predominantly derived from two sources: (i) monitoring services, and (ii) product sales.

Monitoring and Other Related Services

Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and/or leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue.

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

Shipping and handling fees charged to customers are included as part of total revenue. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenue. Our revenue is predominantly derived from two sources: (i) monitoring services, and (ii) product sales.

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

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASU 2016-02 on October 1, 2019. See Note 12 for the impact the adoption had on our consolidated financial position, results of operations and cash flows.

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

We had $10,802,917 and $13,536,967 in revenue from sources outside the United States for the fiscal years ended September 30, 2020 and 2019, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange expense of $316,330 and $466,140 in fiscal years 2020 and 2019, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes given our substantial expenses in local currency. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Guy Dubois	62	Chair of the Board
Karen Macleod	57	Director
Karim Sehnaoui	42	Director
Derek Cassell	47	Chief Executive Officer
Peter K. Poli	59	Chief Financial Officer

Guy Dubois was appointed as a director in December 2012 and has served as Chair of the Board since February 2013. In addition, Mr. Dubois previously served as our Chief Executive Officer from September 2016 to December 2017. Mr. Dubois is the Founder and Chairman of Singapore-based Tetra House Pte. Ltd., a provider of bespoke consulting and advisory services out of Singapore. He is co-founder of Circo3, a regulated capital arrangement company with a platform approach to the investor capital raising business. Mr. Dubois is a former director and Chief Executive Officer of Gategroup AG, and previously held various executive leadership roles at Gate Gourmet Holding LLC. Mr. Dubois has held executive management positions at Roche Vitamins Inc. in New Jersey, as well as regional management roles in that firm’s Asia Pacific operations. Mr. Dubois also served the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including as its Treasurer and Chief Accountant. Additionally, Mr. Dubois worked with IBM in Sweden as Product Support Specialist for Financial Applications. A Belgian citizen, Mr. Dubois holds a degree in Financial Science and Accountancy from the Limburg Business School in Diepenbeek, Belgium.

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

Peter K. Poli has served as our Chief Financial Officer since January 2017. In addition, he has served as the Chief Financial Officer and Treasurer of Emerge Monitoring, Inc., Secretary and Treasurer of Track Group – Puerto Rico, Inc., Secretary of Track Group Analytics, Limited and Manager of Emerge Monitoring LLC, all of which are subsidiaries of the Company, since May 2017. Before joining the Company, Mr. Poli served as the Chief Financial Officer of Grand Banks Yachts Limited from August 18, 2004 through December 31, 2015. In addition, he served as an Executive Director of Grand Banks Yachts from March 31, 2008 through October 28, 2015. Prior to his time with Grand Banks Yachts Limited, Mr. Poli served as the Chief Financial Officer for Acumen Fund Inc., I-Works Inc., and as Vice President and Chief Financial Officer of FTD.COM. Mr. Poli also spent nine years as an Investment Banker with Dean Witter Reynolds, Inc. and served as the CFO of a wholly-owned subsidiary of Morgan Stanley Dean Witter from 1997 to 1999. In addition, Mr. Poli served as an Independent Director of Leapnet, Inc. from 2000 to 2002. Mr. Poli earned a Bachelor of Arts in Economics and Engineering from Brown University in 1983 and an MBA from Harvard Business School in 1987.

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

 Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2020 and that such filings were timely.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. This Code contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of our Code is available online at www.trackgrp.com. Any amendments to or waivers from a provision of our Code that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code will be made available to the public at the aforementioned website.

Board Leadership Structure

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

In addition, the Company’s Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at the Company’s annual meeting of stockholders. In order to nominate a candidate for director, a stockholder must give timely notice in writing to the Secretary of the Company and otherwise comply with the provisions of the Company’s Bylaws. Information required by the Company’s Bylaws to be in the notice include: the name, contact information and share ownership information for the candidate and the person making the nomination, and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Exchange Act and its related rules and regulations. The Board may also require any proposed nominee to furnish such other information as may reasonably be required by the Board to determine the eligibility of such proposed nominee to serve as director of the Company. The recommendation should be sent to: Secretary, Track Group, Inc., 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563. You can obtain a copy of the Company’s Bylaws by writing to the Secretary at this address.

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

The Board of Directors is elected by and is accountable to our stockholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met 19 times during the year ended September 30, 2020 and all incumbent directors attended 100% of the aggregate number of meetings of the Board.

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

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2020 with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

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

Currently, our full Board is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of the Board of Directors, and recommend director candidates to be nominated for election at the annual meeting of stockholders, or, in the case of a vacancy on the Board, elect a new director to fill such vacancy. If stockholders wish to recommend candidates directly to our Board, they may do so by communicating directly with our Secretary at the address specified on the cover of this annual report. There has not been any change to the procedures that our stockholders may recommend nominees to our Board of Directors.

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

Summary Compensation Table

The following summary compensation table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2020 and 2019:

(a)
our principal executive officer;

(b)
our other two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2020 and who had total compensation exceeding $100,000; and

(c)
additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year (together, the “Named Executive Officers”).

Name and		Salary	Bonus	Stock Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)
Derek Cassell	2020	$275,000	$275,000	$-	$-	$550,000
Chief Executive Officer and Former President	2019	$275,000	$366,667	$-	$-	$641,667

Peter Poli	2020	$250,000	$125,000	$-	$-	$375,000
Chief Financial Officer	2019	$250,000	$166,667	$-	$-	$416,667

(1)  This column represents the grant date fair value in accordance with ASC 718. These amounts do not represent the actual value that may be realized by the named executive officers.

Narrative Disclosure to the Summary Compensation Table

Poli Employment Agreement

On December 12, 2016, the Company entered into a three-year employment agreement with Mr. Poli (the “Poli Employment Agreement”). Under the terms and conditions of the Poli Employment Agreement, Mr. Poli began receiving a base salary equal to $240,000 per annum beginning in January 2017, and received an option to purchase 100,000 shares of the Company’s Common Stock at an exercise price per share equal to the closing price of the Company’s Common Stock on the date approved by the Board. One-half of this option vested on January 1, 2018, and the remaining one-half vested on January 1, 2019. If the Company terminates Mr. Poli’s employment as a result of an involuntary termination, he would receive an amount equal to 12 months base salary, plus any annual bonus deemed to be vested and earned as well as certain COBRA benefits.

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

Cassell Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Mr. Cassell, which was subsequently amended on February 13, 2017 (the “Cassell Employment Agreement”). Under the terms and conditions of the Cassell Employment Agreement, Mr. Cassell received a base salary equal to $240,000 per annum, and received 60,000 unregistered restricted shares of the Company’s Common Stock. One-half of these shares vested immediately upon issuance, and the remaining one-half vested on March 30, 2018. If the Company terminates Mr. Cassel’s employment as a result of an involuntary termination, he would receive an amount equal to 12 months base salary, plus any annual bonus deemed to be vested and earned as well as certain COBRA benefits.

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

Outstanding Equity Awards at September 30, 2020

The following table discloses outstanding shares, stock option awards and warrants held by each of the Named Executive Officers as of September 30, 2020:

Outstanding Equity Awards at Fiscal Year-End 2020

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

Peter Poli	100,000	-	-	$1.24	1/1/2022	-	-	-	-
	-	-	-	-	-	-	-
Derek Cassell	-	-	-	-	-	-	-	-	-

Director Compensation

During the fiscal year ended September 30, 2020, each of our non-employee directors received $25,000 per quarter for serving on the Board of Directors, which fees were payable in cash. The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each non-employee director having served during the fiscal year ended September 30, 2020:

	Stock Awards	Warrant Awards	Cash	Total Fees Earned
Name	($)	($)	($)	($)

Guy Dubois	$-	$-	$100,000	$100,000
Karen Macleod	$-	$-	$100,000	$100,000
Karim Sehnaoui	$-	$-	$100,000	$100,000

 Director Warrants

The following table lists the warrants to purchase shares of Common Stock held by each of our non-employee directors as of December 1, 2020, all of which were granted in connection with their services as directors:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 1, 2020 (the “Table Date”), of our Common Stock by (i) each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

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

Name and Address of	Common Stock
Beneficial Owner (1)	Shares	%

5% Beneficial Owners:
ETS Limited (2)	4,871,745	43%
Safety Invest S.A., Compartment Secure I (3)	1,740,697	15%

Directors and Named Executive Officers:
Guy Dubois (4)	653,568	6%
Karen Macleod (5)	94,939	1%
Karim Sehnaoui (6)	14,021	0%
Derek Cassell (7)	317,209	3%
Peter Poli (8)	233,640	2%
All directors and executive officers as a group (5 persons)	1,313,377	12%

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

(5)
Holdings includes 55,142 shares of Common Stock owned of record and 39,797 shares of Common Stock issuable upon exercise of stock purchase warrants.

(6)
Holdings include 14,021 shares of Common Stock owned of record.

(7)
Holdings include 317,209 shares of Common Stock owned of record.

(8)
Holdings consist of 133,640 shares of Common Stock and 100,000 shares of Common Stock issuable upon exercise of stock purchase warrants.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2020 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

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

Item 13.  Certain Relationships And Related Transactions, And Director Independence

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited.

A member of our Board of Directors serves as Chief Investment Officer of ADS a position he has held since October 2018, and as a Director of ETS Limited.

On September 8, 2020, the Company received a letter from ADS informing the Company that ADS had been assigned the right to payment under that certain Loan Facility dated September 14, 2015, by and between Sapinda Asia Limited and the Company (the “Sapinda Loan Agreement”). On September 30, 2020, the Company and ADS settled the outstanding amount due under the Sapinda Loan Agreement for $2.7 million. The Company recorded a gain of approximately $0.7 million which is included in Other income/expense, net on the Consolidated Statement of Operations in the twelve months ended September 30, 2020.

Item 14. Principal Accounting Fees and Services

During the years ended September 30, 2020 and 2019, Eide Bailly served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2020 and 2019 and fees and other expenses for other services rendered during those periods.

	2020	2019

Audit Fees (1)	$189,672	$187,823
Audit-Related Fees (2)	$8,644	$8,764
Tax Fees (3)	$22,000	$22,738
All Other Fees (4)	$13,250	$10,500
Total	$233,566	$229,825

(1)
Audit services in 2020 and 2019 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	Audit-related fees consisted of travel costs related to our annual audit.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the examination of the 401(k) financial statements.

Audit Committee Pre-Approval Policies and Procedures

Prior to May 31, 2018, our former Audit Committee had, and subsequent to such date our entire Board has, established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2018 and the full Board approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2019. Such procedures govern the ways in which the Audit Committee pre-approved, and the full Board now pre-approves, audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the full Board for fiscal 2020.

Auditor Independence

Our Audit Committee and the full Board considered that the work done for us in fiscal year 2020 and 2019, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors
Date: December 14, 2020

The full Board, serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2020. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 61.

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

10.16
Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated January 10, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 15, 2020).

10.17
Note Payable Agreement by and between Track Group, Inc. and BMO Harris Bank National Association, dated May 12, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 27, 2020).

10.18
Monitoring Services Agreement between Track Group, Inc. and Gendarmeria de Chile, the Republic of Chile’s uniform prison service, dated July 29, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed August 17, 2020).

10.19	Amendment No. 3 to Employment Agreement between Track Group, Inc. and Derek Cassell, dated December 21, 2020.
14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed January 28, 2019).
21.1	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K, filed January 28, 2019).
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: December 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Chairman of the Board	December 23, 2020
Guy Dubois

/s/ Karen Macleod	Director	December 23, 2020
Karen Macleod

/s/ Karim Sehnaoui	Director	December 23, 2020
Karim Sehnaoui

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Track Group, Inc.
Naperville, IL

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Track Group, Inc. as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado
December 22, 2020

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND 2019

	September 30,	September 30,
Assets	2020	2019
Current assets:
Cash	$6,762,099	$6,896,711
Accounts receivable, net of allowance for doubtful accounts of $2,654,173 and $2,454,281, respectively	5,546,213	6,763,236
Prepaid expense and deposits	866,389	1,339,465
Inventory, net of reserves of $6,483 and $26,934, respectively	124,606	274,501
Total current assets	13,299,307	15,273,913
Property and equipment, net of accumulated depreciation of $2,531,631 and $2,248,913, respectively	378,764	675,037
Monitoring equipment, net of accumulated depreciation of $6,639,883 and $6,322,768, respectively	2,065,947	2,624,900
Intangible assets, net of accumulated amortization of $16,390,721 and $14,157,090, respectively	21,171,045	21,955,679
Goodwill	8,220,380	8,187,911
Deferred tax asset	432,721	540,563
Other assets	2,166,743	124,187
Total assets	$47,734,907	$49,382,190

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,199,215	$2,628,003
Accrued liabilities	14,958,628	13,828,696
Current portion of long-term debt	30,914,625	33,827,689
Total current liabilities	48,072,468	50,284,388
Long-term debt, net of current portion	418,575	-
Long-term liabilities	164,487	-
Total liabilities	48,655,530	50,284,388

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,414,150 and 11,401,650 shares outstanding, respectively	1,141	1,140
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,270,242	302,250,556
Accumulated deficit	(302,270,933)	(302,152,292)
Accumulated other comprehensive loss	(921,073)	(1,001,602)
Total deficit	(920,623)	(902,198)
Total liabilities and stockholders’ deficit	$47,734,907	$49,382,190

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Revenue:
Monitoring and other related services	$33,217,661	$32,100,370
Product sales and other	657,506	1,918,782
Total revenue	33,875,167	34,019,152

Cost of revenue:
Monitoring, products and other related services	13,306,108	12,989,186
Depreciation and amortization	1,923,356	2,012,975
Total cost of revenue	15,229,464	15,002,161

Gross profit	18,645,703	19,016,991

Operating expense:
General & administrative	10,381,859	12,243,459
Gain on sale of asset	-	(10,563)
Selling & marketing	2,257,667	2,257,101
Research & development	1,182,542	1,313,499
Depreciation & amortization	2,064,097	2,047,980
Total operating expense	15,886,165	17,851,476

Operating income	2,759,538	1,165,515

Other income (expense):
Interest income	39,592	23,929
Interest expense	(2,503,542)	(2,403,047)
Currency exchange rate loss	(316,330)	(466,140)
Other income/expense, net	695,298	143
Total other income (expense)	(2,084,982)	(2,845,115)
Net income (loss) before income taxes	674,556	(1,679,600)
Income tax expense	793,197	884,353
Net loss attributable to common stockholders	(118,641)	(2,563,953)
Foreign currency translation adjustments	80,529	(31,332)
Comprehensive loss	$(38,112)	$(2,595,285)
Net loss per common share, basic and diluted	$(0.01)	$(0.23)
Weighted average common shares outstanding, basic and diluted	11,413,535	11,213,431

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Issuance of Common Stock to employees for services	12,500	1	(1)	-	-	-

Stock-based compensation	-	-	19,687	-	-	19,687

Foreign currency translation adjustments	-	-	-	-	80,529	80,529

Net loss	-	-	-	(118,641)	-	(118,641)

Balance as of September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of October 1, 2018	11,401,650	$1,140	$302,102,866	$(299,495,370)	$(970,270)	$1,638,366

ASC 606 modified retrospective adjustment	-	-	-	(92,969)	-	(92,969)

Stock-based compensation	-	-	147,690	-	-	147,690

Foreign currency translation adjustments	-	-	-	-	(31,332)	(31,332)

Net loss	-	-	-	(2,563,953)	-	(2,563,953)

Balance as of September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(118,641)	$(2,563,953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,987,453	4,060,955
Bad debt expense	234,909	655,480
Stock based compensation	19,687	21,465
Gain on disposal of property and equipment	-	(10,563)
Loss on monitoring equipment included on cost of sales	556,304	355,117
Gain on settlement of note payable	(699,644)	-
Foreign currency exchange loss	316,330	466,140
Change in assets and liabilities:
Accounts receivable, net	989,684	(1,418,487)
Inventories	80,500	498,936
Prepaid expense and other assets	(1,201,780)	(755,050)
Accounts payable and accrued expense	561,062	3,761,610
Net cash provided by operating activities	4,725,864	5,071,650

Cash flow from investing activities:
Purchase of property and equipment	(67,199)	(277,332)
Capitalized software	(1,514,482)	(1,181,308)
Purchase of monitoring equipment and parts	(1,360,514)	(1,820,206)
Proceeds from sale of assets	-	10,563
Net cash used in investing activities	(2,942,195)	(3,268,283)

Cash flow from financing activities:
Proceeds from note payable	933,200	-
Principal payments on notes payable	(2,727,557)	(65,317)
Net cash used in financing activities	(1,794,357)	(65,317)

Effect of exchange rate changes on cash	(123,924)	(287,896)

Net increase (decrease) in cash	(134,612)	1,450,154
Cash, beginning of year	6,896,711	5,446,557
Cash, end of year	$6,762,099	$6,896,711

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019

Cash paid for interest	$28,418	$27,215

  The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Business Condition. As of September 30, 2020 and 2019 the Company had an accumulated deficit of $302,270,933 and $302,152,292, respectively. The Company incurred a net loss of $118,641 and $2,563,953 for the years ended September 30, 2020 and 2019, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in July 2021 and a potentially forgivable loan from the U.S. Small Business Administration ("SBA") pursuant to the Paycheck Protection Program ("PPP") enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan") which matures in May 2022, with payments beginning in December 2020. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its debt obligations which mature on July 1, 2021. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months and the Company believes it will be able to extend its debt through additional renegotiation, if necessary.

At September 30, 2020, the Company has a $30.4 million Amended Facility Agreement with Conrent Invest S.A. (“Conrent”) which matures on July 1, 2021. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%. See Note 14.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Track Group, Inc. and its wholly-owned subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2020. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

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

The Company had sales to entities, two of which each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2020 and 2019.

	2020	%	2019	%

Customer A	$6,374,742	19%	$8,570,404	25%
Customer B	$3,710,759	11%	$3,549,273	10%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2020 or 2019.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2020 and 2019, respectively, are shown in the table below:

	2020	%	2019	%

Customer A	$536,587	10%	$1,538,775	23%
Customer B	$374,809	7%	$844,241	12%

Based upon the expected collectability of our accounts receivable, the Company maintains an allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $5,075,274 and $5,688,493 of cash deposits in excess of federally insured limits as of September 30, 2020 and 2019, respectively.

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

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2020 and September 30, 2019, inventory consisted of the following:

	2020	2019
Finished goods inventory	$131,089	$301,435
Reserve for damaged or obsolete inventory	(6,483)	(26,934)
Total inventory, net of reserves	$124,606	$274,501

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $67,926 and $0 during the years ended September 30, 2020 and 2019, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory items are included in Monitoring, products & other related services in the Consolidated Statement of Operations.

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

Property and equipment consisted of the following as of September 30, 2020 and 2019, respectively:

	2020	2019
Equipment, software and tooling	$1,272,635	$1,210,583
Automobiles	5,156	5,574
Leasehold improvements	1,290,708	1,393,976
Furniture and fixtures	341,896	313,817
Total property and equipment before accumulated depreciation	2,910,395	2,923,950
Accumulated depreciation	(2,531,631)	(2,248,913)
Property and equipment, net of accumulated depreciation	$378,764	$675,037

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2020 and 2019, the Company recognized a $0 and $10,563 gain, respectively on the disposal of property and equipment. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet. See Note 13.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2020 and 2019 was $336,666 and $315,380, respectively.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of September 30, 2020 and 2019 is as follows:

	2020	2019
Monitoring equipment	$8,705,830	$8,947,668
Less: accumulated depreciation	(6,639,883)	(6,322,768)
Monitoring equipment, net of accumulated depreciation	$2,065,947	$2,624,900

Depreciation expense for the fiscal years ended September 30, 2020 and 2019 was $1,409,220 and $1,509,166, respectively. This expense was classified as a cost of revenue.

Monitoring equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

During the fiscal years ended September 30, 2020 and 2019, the Company disposed of leased monitoring equipment and parts of $488,378 and $355,117, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable, and in the case of goodwill, at least annually. The Company evaluates whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. If the carrying amount of an asset exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there is an identifiable fair value that is independent of other groups of assets. See Note 13.

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

Product Sales and Other

The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. Revenue transactions associated to the sale of devices and replacement parts comprise a single performance obligation. We satisfy the performance obligation when the Company has transferred control of the product to the customer and they receive substantially all of the benefits. Transfer of control passes to customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. The transaction price is determined based upon the invoiced sales price and payment terms for the transaction depends on the agreement with the customer and payment is generally required within 60 days or less of shipment. The Company recognizes revenue from other services as the customer receives services and the Company has the right to payment. When purchasing products (such as ReliAlert™ and Shadow™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Shipping and handling fees charged to customers are included as part of total revenue. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenue.

Research and Development Costs

During the fiscal year ended September 30, 2020 and September 30, 2019, the Company incurred research and development expense of $1,182,542 and $1,313,499, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2020 and 2019 was $16,445 and $19,642, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2020 and September 30, 2019, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2020, and 2019, there were 685,259 outstanding common share equivalents that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2020 and 2019 consisted of the following:

	2020	2019
Issuable Common Stock options and warrants	685,259	685,259
Total Common Stock equivalents	685,259	685,259

At September 30, 2020 and September 30, 2019, all stock option and warrant exercise prices were above the market price of $0.3733 and $0.51, respectively, and thus have not been included in the basic earnings per share calculation.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted the new standard effective October 1, 2019 and recorded a right of use asset and corresponding lease liability of approximately $0.6 million upon adoption. See Note 12.

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

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue. The balance of the deferred revenue at September 30, 2020, 2019 and 2018 are $147,921, $389,229 and $150,604, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $268,258 and $180,919 of deferred revenue in the fiscal years ended September 30, 2020 and September 30, 2019, respectively.

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

The cumulative effect of the changes made to the Company’s Consolidated October 1, 2018 Balance Sheet for the adoption of ASU 2014-09 is as follows:

Balance Sheet	As Reported at September 30, 2018	Adjustments	Balance as of October 1, 2018

LIABILITIES
Accrued liabilities	$10,333,103	$92,969	$10,426,072
Total current liabilities	$43,288,943	$92,969	$43,381,912
Total liabilities	$46,717,918	$92,969	$46,810,887

STOCKHOLDERS' EQUITY
Accumulated deficit	$(299,495,370)	$(92,969)	$(299,588,339)
Total equity	$1,638,366	$(92,969)	$1,545,397
Total liabilities and stockholders’ equity	$48,356,284	$(92,969)	$48,263,315

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Twelve Months Ended September 30, 2020		Twelve Months Ended September 30, 2019
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$23,072,250	68%	$20,482,165	60%
Latin America	10,210,719	30%	13,095,679	39%
Other	592,198	2%	441,308	1%
Total	$33,875,167	100%	$34,019,152	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 98%) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, New Zealand, Saudi Arabia, South Africa, the United Kingdom and Vietnam.

(4)
Other Assets

As of September 30, 2020 and September 30, 2019, respectively, the outstanding balance of other assets was $2,166,743 and $124,187, respectively. Other assets at September 30, 2020 are comprised largely of two cash collateralized performance bonds for an international customer. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer.

(5)	Accrued Liabilities

 Accrued liabilities consisted of the following as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Accrued payroll, taxes and employee benefits	1,607,920	$1,680,634
Deferred revenue	147,921	389,229
Deposits payable	-	10,000
Accrued taxes - foreign and domestic	324,221	1,071,532
Accrued other expense	117,264	170,055
Accrued legal costs	725,547	1,057,305
Accrued right of use liabilities	210,910	-
Accrued costs of revenue	309,470	251,262
Accrued bond guarantee	-	142,405
Accrued interest	11,515,375	9,056,274
Total accrued liabilities	$14,958,628	$13,828,696

(6)	Related Parties

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017 pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's Board of Directors on February 7, 2018.

On September 8, 2020, the Company received a letter from ADS informing the Company that ADS had been assigned the right to payment under that certain Loan Facility dated September 14, 2015, by and between Sapinda Asia Limited and the Company (the “Sapinda Loan Agreement”). On September 30, 2020, the Company and ADS settled the outstanding amount due under the Sapinda Loan Agreement for $2.7 million. The Company recorded a gain of approximately $0.7 million which is included in Other income/expense, net on the Consolidated Statement of Operations in the twelve months ended September 30, 2020.

(7)	Debt Obligations

Debt obligations as of September 30, 2020 and 2019 consisted of the following:

	2020	2019

The unsecured Amended Facility Agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 1, 2021. The Company did not pay interest on this loan during the year ended September 30, 2020.	$30,400,000	$30,400,000

Sapinda Loan Agreement with Sapinda Asia Limited whereby the Company can borrow up to $5.0 million at 8% interest per annum on borrowed funds maturing and repaid on September 30, 2020.	$-	3,399,644

Note payable with BMO Harris Bank for PPP loan with the SBA, bearing interest at a rate of 1% per annum, with a maturity of May 19, 2022 and principal payments beginning on December 19, 2020.	933,200	-

Non-interest bearing notes payable to a Canadian governmental agency assumed in conjunction with the G2 acquisition.	-	28,045

Total debt obligations	31,333,200	33,827,689
Less current portion	(30,914,625)	(33,827,689)
Long-term debt, net of current portion	$418,575	$-

On September 8, 2020, the Company received a letter from ADS informing the Company that ADS had been assigned the right to payment under that certain Loan Facility dated September 14, 2015, by and between Sapinda Asia Limited and the Company (the “Sapinda Loan Agreement”). On September 30, 2020, the Company and ADS settled the outstanding amount due under the Sapinda Loan Agreement for $2.7 million. The Company recorded a gain of approximately $0.7 million which is included in Other income/expense, net on the Consolidated Statement of Operations in the twelve months ended September 30, 2020.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%. See Note 14.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2020:
Fiscal Year	Total
2021	$30,914,625
2022	418,575
Thereafter	-
Total	$31,333,200

(8)	Preferred Stock

The Company’s Certificate of Incorporation authorizes it to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”), of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Company’s Board of Directors has the authority to amend its Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the Preferred Stock and to create additional series of Preferred Stock.

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

As of September 30, 2020, no shares of Series A Preferred were issued and outstanding.

(9)	Common Stock

Common Stock Issuances

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value per share.

On October 18, 2019, the Company issued 12,500 shares from the 2012 Equity Compensation Plan (the “2012 Plan”), which was suspended in fiscal 2019, to a member of the executive team, valued at $50,000 when approved on February 13, 2017.

(10)	Stock Options and Warrants

Stock Incentive Plan

The 2012 Plan was approved at the Annual Meeting of Stockholders on December 21, 2011, and at the Annual Meeting of Stockholders on May 19, 2015, the Company’s stockholders approved an amendment increasing the number of shares of Common Stock available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who have important relationships with the Company. All future grants of warrants and options will have an expiration period of five years. The warrants for directors serving on the Board vest immediately and warrants issued to employees vest annually over either a two or three year period after the grant date. A total of 803,262 shares are authorized for issuance pursuant to awards granted under the 2012 Plan; however, the Board of Directors suspended the 2012 Plan in fiscal year 2019. The Company issued an nominal amount of stock for fully vested stock awards in fiscal 2020 and possibly could issue stock in the future for warrants and options that have vested, but not been exercised at September 30, 2020.

During the fiscal years ended September 30, 2020 and 2019, no options to purchase shares of Common Stock were granted under the 2012 Plan. As of September 30, 2020, 27,218 shares of Common Stock were available for future grants under the 2012 Plan. During the fiscal year 2020, the Company recorded $19,687 of expense related to restricted shares that were granted in fiscal year 2018 and $147,690 of expense in fiscal 2019 related to the restricted shares issued in 2018 previously mentioned, stock granted in fiscal 2017 and options granted in fiscal year 2017.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2020 and 2019, the Company granted no options and warrants to purchase shares of Common Stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 and $21,231 for the fiscal years ended September 30, 2020 and 2019, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at September 30, 2020 and no future issuances are expected.

As of September 30, 2020, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2020 and 2019 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2018	685,259	$1.56	3.90 years	$-
Granted	-	-		-
Expired	-	-		-
Exercised	-	$-		-
Outstanding as of September 30, 2019	685,259	$1.56	2.90 years	-
Granted	-	-		-
Expired	-	-		-
Exercised	-	$-		-
Outstanding as of September 30, 2020	685,259	$1.56	1.90 years	$-
Exercisable as of September 30, 2020	685,259	$1.56	1.90 years	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.3733 at September 30, 2020.

(11)	Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of September 30, 2020, the measurement period is closed and any amounts that were provisional at September 30, 2019 were finalized with little to no impact to the consolidated financial statement.

For the fiscal years ended September 30, 2020 and 2019, the Company incurred net losses for income tax purposes of $118,641 and $2,563,953, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2020, the Company had net carryforwards available to offset future taxable income of approximately $205,218,000 of which $5,432,000 expires in 2021. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2020, or on net deferred tax asset as of September 30, 2020.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2020 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2020	2019
Net loss carryforwards	$34,701,720	$35,256,000
Accruals and reserves	1,253,087	1,367,000
Contributions	321	16,000
Severance indemnity reserve	72,047	59,000
Depreciation	(21,365)	(389,000)
Stock-based compensation	638,589	639,000
Valuation allowance	(36,211,678)	(36,407,000)
Total	$432,721	$541,000

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2020 and 2019 are as follows:

	Fiscal Years Ended
	September 30,
	2020	2019
Federal income tax benefit at statutory rate	$(224,890)	$(801,000)
State income tax benefit, net of federal income tax effect	(27,875)	(141,000)
Effect of foreign income taxes	668,390	874,000
Non-deductible expenses	286,212	(199,000)
Rate change due to Tax Cuts and Jobs Act	-	760,000
Deferred only adjustment	(393,510)	954,000
Return to provision	569,749	-
Withholding taxes	110,382	-
Change in valuation allowance	(195,261)	(563,000)
Provision for income taxes	$793,197	$884,000

During the fiscal year ended September 30, 2014, the Company began recognizing revenue from international sources from our products and monitoring services. During the fiscal year ended September 30, 2014, the Company began recognizing a liability for value-added taxes, which will be due upon collection. At September 30, 2020, the Company had a net receivable related to payments on VAT tax of $267,069. During the year ended September 30, 2020, the Company recorded income tax expense of $668,390 related to a foreign jurisdiction, which is included in income tax expense on the Consolidated Statements of Operations.

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2017 through September 30, 2020. The Company is currently under examination by the Internal Revenue Service for fiscal years ended September 30, 2018 and September 30, 2017.

(12)	Commitments and Contingencies

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS has 3 months from November 11, 2020 in which to formally respond. The Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020, though the Commonwealth, through its financial advisory form, in correspondence dated November 13, 2020, requested additional information and discussion. The Company remains confident in its current position and continues to defend the case.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company continues to vigorously defend against the allegations. The Company participated in mediation discussions on December 15, 2020 with all parties. The Company has not accrued any potential loss as the probability of incurring a material loss is deemed remote by management, after consultation with outside legal counsel.

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

Future maturities of lease liabilities under ASC 840 at September 30, 2019 were as follows:

Operating Leases

From October 2019 to September 2020	$196,245
From October 2020 to September 2021	233,107
From October 2021 to September 2022	167,325
From October 2022 to September 2023	3,612
Total minimum lease payments	$597,289

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of September 30, 2020.

	Operating lease asset	Operating lease liability

Other assets	$375,397	$-
Accrued liabilities	$-	$210,910
Long-term liabilities	$-	$164,487

The following table summarizes the supplemental cash flow information for the year ended September 30, 2020:

September 30, 2020
Cash paid for noncancelable operating leases included in operating cash flows	$356,059

Right of use assets obtained in exchange for operating lease liabilities:	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of September 30, 2020 are:

Operating Leases
From October 2020 to September 2021	$233,107
From October 2021 to September 2022	167,325
From October 2022 to September 2023	3,612
Undiscounted Cash Flow	404,044
Less: imputed interest	(28,647)
Total	$375,397

Reconciliation to lease liabilities:
Lease liabilities - current	$210,910
Lease liabilities - long-term	164,487
Total Lease Liabilities	$375,397

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2020 were 1.8 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

Performance Bonds

As of September 30, 2020, Company has two performance bonds in connection with a foreign customer totaling $2,351,304, of which $1,645,881 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $705,423 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two bonds will be released upon expiration as follows: $307,383 on January 18, 2022 and $1,338,498 on July 2, 2024.

As of September 30, 2019, the Company held one of the above performance bonds totaling $474,682, of which $332,277 was held in an interest-bearing account on behalf of the customer and is recorded in Other Current Assets on the Consolidated Balance Sheet, with the remainder guaranteed by a foreign financial institution on behalf of the Company. This performance bond was renewed in 2020, thus, is included in the totals above.

The Company pays interest on the full amount of the bonds to the financial institution providing the guarantee at 3.5% interest for the bond expiring in January 2022 and 2.8% interest for the bond expiring in July 2024. Related interest expense recorded for the years ended September 30, 2020 and 2019 was $33,617 and $17,860, respectively.

(13)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2020 and 2019, respectively:

2020	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patent & royalty agreements	7.99	21,170,565	(10,415,534)	10,755,031
Developed technology	7.90	14,134,562	(4,086,241)	10,048,321
Customer relationships	7.70	1,860,000	(1,535,376)	324,624
Trade name	9.57	318,438	(275,369)	43,069
Website	3.00	78,201	(78,201)	-
Total		37,561,766	(16,390,721)	21,171,045

2019	Weighted Average Useful Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patent & royalty agreements	7.99	$21,170,565	$(9,084,569)	$12,085,996
Developed technology	8.00	12,685,281	(3,441,289)	9,243,992
Customer relationships	7.70	1,860,000	(1,293,055)	566,945
Trade name	9.57	318,722	(259,976)	58,746
Website	3.00	78,201	(78,201)	-
Total		$36,112,769	$(14,157,090)	$21,955,679

The intangible assets summarized above were purchased or developed on various dates from January 2010 through September 30, 2020. The assets have useful lives ranging from three to twenty years. Amortization expense for the years ended September 30, 2020 and 2019 was $2,241,566 and $2,236,410, respectively. There was no impairment indicated for the years ended September 30, 2020 or September 30, 2019.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2020:

Fiscal Year	Amortization	STOP Royalty
2021	$1,992,505	$450,000
2022	3,022,836	450,000
2023	2,808,750	450,000
2024	2,237,739	187,500
2025	1,915,214	-
Thereafter	7,656,501	-
Total	$19,633,545	$1,537,500

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2020. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30 consisted of the following:

	September 30,
	2020	2019
Balance - beginning of year	$8,187,911	$8,076,759
Effect of foreign currency translation on goodwill	32,469	111,152
Balance - end of year	$8,220,380	$8,187,911

(14)	Subsequent Events

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that, other than as disclosed above, no additional subsequent events have occurred that are reasonably likely to impact the financial statements.