Form 10-Q
period 2020-12-31
Track Group, Inc.
filed 2021-02-10
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of February 1, 2021 was 11,414,150.

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended December 31, 2020

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31,	September 30,
Assets	2020	2020
Current assets:
Cash	$5,862,442	$6,762,099
Accounts receivable, net of allowance for doubtful accounts of $2,624,536 and $2,654,173, respectively	6,420,253	5,546,213
Prepaid expense and deposits	817,774	866,389
Inventory, net of reserves of $6,392 and $6,483, respectively	118,510	124,606
Total current assets	13,218,979	13,299,307
Property and equipment, net of accumulated depreciation of $2,746,715 and $2,531,631, respectively	359,317	378,764
Monitoring equipment, net of accumulated depreciation of $5,589,903 and $6,639,883, respectively	2,755,331	2,065,947
Intangible assets, net of accumulated amortization of $17,019,421 and $16,390,721, respectively	21,412,818	21,171,045
Goodwill	8,527,257	8,220,380
Deferred tax asset	425,666	432,721
Other assets	2,577,659	2,166,743
Total assets	$49,277,027	$47,734,907

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,830,099	$2,199,215
Accrued liabilities	15,372,602	14,958,628
Current portion of long-term debt	671,266	30,914,625
Total current liabilities	17,873,967	48,072,468
Long-term debt, net	30,572,648	418,575
Long-term liabilities	109,706	164,487
Total liabilities	48,556,321	48,655,530

Commitments and contingencies (Note 16 and Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,414,150 shares outstanding, respectively	1,141	1,141
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,270,242	302,270,242
Accumulated deficit	(300,947,439)	(302,270,933)
Accumulated other comprehensive loss	(603,238)	(921,073)
Total equity (deficit)	720,706	(920,623)
Total liabilities and stockholders’ equity (deficit)	$49,277,027	$47,734,907

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenue:
Monitoring and other related services	$9,271,729	$8,268,423
Product sales and other	130,176	152,408
Total revenue	9,401,905	8,420,831

Cost of revenue:
Monitoring, products and other related services	3,700,426	3,266,909
Depreciation & amortization included in cost of revenue	488,675	487,442
Total cost of revenue	4,189,101	3,754,351

Gross profit	5,212,804	4,666,480

Operating expense:
General & administrative	2,400,735	3,011,854
Selling & marketing	550,457	541,549
Research & development	307,294	296,155
Depreciation & amortization	531,763	515,939
Total operating expense	3,790,249	4,365,497

Operating income	1,422,555	300,983

Other income (expense):
Interest expense, net	(640,022)	(602,533)
Currency exchange gain	818,626	143,308
Other income/expense, net	26	-
Total other income (expense)	178,630	(459,225)
Income (loss) before income taxes	1,601,185	(158,242)
Income tax expense	277,691	74,383
Net income (loss) attributable to common stockholders	1,323,494	(232,625)
Foreign currency translation adjustments	317,835	(64,098)
Comprehensive income (loss)	$1,641,329	$(296,723)
Net income (loss) per common share, basic and diluted	$0.12	$(0.02)
Weighted average common shares outstanding, basic and diluted	11,414,150	11,411,704

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	317,835	317,835
Net income	-	-	-	1,323,494	-	1,323,494
Balance December 31, 2020	11,414,150	$1,141	$302,270,242	$(300,947,439)	$(603,238)	$720,706

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Share-based compensation	-	-	19,687	-	-	19,687
Issuance of Common stock to employees for services	12,500	1	(1)			-
Foreign currency translation adjustments	-	-	-	-	(64,098)	(64,098)
Net loss	-	-	-	(232,625)	-	(232,625)
Balance December 31, 2019	11,414,150	$1,141	$302,270,242	$(302,384,917)	$(1,065,700)	$(1,179,234)

  The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,323,494	$(232,625)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,020,438	1,003,381
Bad debt expense	(16,986)	109,161
Stock based compensation	-	19,687
Loss on monitoring equipment included in cost of revenue	110,123	134,047
Foreign currency exchange gain	(818,626)	(143,308)
Change in assets and liabilities:
Accounts receivable, net	(759,838)	1,155,606
Inventories	4,200	-
Prepaid expense and deposits	(121,864)	(179,203)
Accounts payable	(379,272)	(9,101)
Accrued liabilities	224,333	793,323
Net cash provided by operating activities	582,002	2,650,968

Cash flows from investing activities:
Purchase of property and equipment	(81,183)	(54,581)
Capitalized software	(397,402)	(341,622)
Purchase of monitoring equipment and parts	(1,054,807)	(606,225)
Net cash used in investing activities	(1,533,392)	(1,002,428)

Cash flows from financing activities:
Principal payments on long-term debt	-	(9,552)
Payment of deferred financing costs	(89,286)	-
Net cash used in financing activities	(89,286)	(9,552)

Effect of exchange rate changes on cash	141,019	(42,149)

Net increase (decrease) in cash	(899,657)	1,596,839
Cash, beginning of period	6,762,099	6,896,711
Cash, end of period	$5,862,442	$8,493,550

Cash paid for interest	$2,629	$6,856

 The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2020, and results of its operations for the three months ended December 31, 2020. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020. The results of operations for the three months ended December 31, 2020 may not be indicative of the results for the fiscal year ending September 30, 2021.

As of December 31, 2020 and 2019, the Company had an accumulated deficit of $300,947,439 and $302,384,917, respectively. The Company incurred net income of $1,323,494 and net loss of $(232,625) for the three months ended December 31, 2020 and 2019, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has debt maturing in July 2024 and a potentially forgivable PPP loan which matures in May 2022. See Note 24. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Recently Adopted Accounting Standards

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASU 2016-02 on October 1, 2019. See Note 16 for the impact the adoption had on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment”. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance for accelerated filing companies will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in fiscal year 2022. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at December 31, 2020.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of both December 31, 2020, and 2019, there were 685,259 outstanding common share equivalents that were not included in the computation of Diluted EPS for the three months ended December 31, 2020 and 2019, respectively, as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Exercisable common stock options and warrants	685,259	685,259
Total common stock equivalents	685,259	685,259

At December 31, 2020 and 2019, all stock option and warrant exercise prices were above the market price of $0.34 and $0.49, respectively, and thus have not been included in the basic earnings per share calculation.

(8) REVENUE RECOGNITION

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability. The balance of the contract liabilities at December 31, 2020 and September 30, 2020 are $99,202 and $147,921, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $48,816 and $73,071 of deferred revenue in the three months ended December 31, 2020 and December 31, 2019, respectively.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three months ended December 31, 2020		Three months ended December 31, 2019
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,797,758	72%	$5,567,858	66%
Latin America	2,506,412	27%	2,737,593	33%
Other	97,735	1%	115,380	1%
Total	$9,401,905	100%	$8,420,831	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 99%) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia in the three months ended December 31, 2020 and Canada, Saudi Arabia, South Africa and Vietnam in the three months ended December 31, 2019.

(9)  PREPAID EXPENSE AND DEPOSITS

As of December 31, 2020, and September 30, 2020, the outstanding balance of prepaid expense and deposits was $817,774 and $866,389, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2020, and September 30, 2020, inventory consisted of the following:

	December 31, 2020	September 30, 2020
Finished goods inventory	$124,902	$131,089
Reserve for damaged or obsolete inventory	(6,392)	(6,483)
Total inventory, net of reserves	$118,510	$124,606

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $91 and $35,213 during the three months ended December 31, 2020 and December 31, 2019, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2020 and September 30, 2020, respectively:

	December 31, 2020	September 30, 2020
Equipment, software and tooling	$1,360,582	$1,272,635
Automobiles	5,687	5,156
Leasehold improvements	1,386,831	1,290,708
Furniture and fixtures	352,932	341,896
Total property and equipment before accumulated depreciation	3,106,032	2,910,395
Accumulated depreciation	(2,746,715)	(2,531,631)
Property and equipment, net of accumulated depreciation	$359,317	$378,764

Property and equipment depreciation expense for the three months ended December 31, 2020 and 2019 was $112,209 and $83,432, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of December 31, 2020 and September 30, 2020 was as follows:

	December 31, 2020	September 30, 2020
Monitoring equipment	$8,345,234	$8,705,830
Less: accumulated depreciation	(5,589,903)	(6,639,883)
Monitoring equipment, net of accumulated depreciation	$2,755,331	$2,065,947

Depreciation of monitoring equipment for the three months ended December 31, 2020 and 2019 was $337,560 and $360,630, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended December 31, 2020 and December 31, 2019, the Company recorded charges of $110,123 and $98,834, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at December 31, 2020 and September 30, 2020, respectively:

Intangible assets:	December 31, 2020	September 30, 2020
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	15,003,573	14,134,562
Customer relationships	1,860,000	1,860,000
Trade name	319,900	318,438
Website	78,201	78,201
Total intangible assets	38,432,239	37,561,766
Accumulated amortization	(17,019,421)	(16,390,721)
Intangible assets, net of accumulated amortization	$21,412,818	$21,171,045

The intangible assets summarized above were purchased or developed on various dates from January 2010 through December 31, 2020. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended December 31, 2020 and 2019 was $570,669 and $559,319, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at December 31, 2020 and September 30, 2020, respectively:

	December 31,	September 30,
	2020	2020
Balance - beginning of period	$8,220,380	$8,187,911
Effect of foreign currency translation on goodwill	306,877	32,469
Balance - end of period	$8,527,257	$8,220,380

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2020.

(15) OTHER ASSETS

As of December 31, 2020 and September 30, 2020, respectively, the outstanding balance of other assets was $2,577,659 and $2,166,743, respectively. Other assets at December 31, 2020 are comprised largely of cash collateralized Performance Bonds (as defined in Note 23) for an international customer, as well as right of use assets, lease deposits, insurance costs and other long-term assets. The Company anticipates these Performance Bonds will be reimbursed to the Company upon completion of its contracts with the customer.

(16) LEASES

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

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of December 31, 2020 and September 30, 2020.

	December 31, 2020		September 30, 2020
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$330,899	$-	$375,397	$-
Accrued liabilities	-	221,194	-	210,910
Long-term liabilities	-	109,705	-	164,487

 The following table summarizes the supplemental cash flow information for the three months ended December 31, 2020 and December 31 2019:

	December 31, 2020	December 31, 2019
Cash paid for noncancelable operating leases included in operating cash flows	$75,890	$116,411

Right of use assets obtained in exchange for operating lease liabilities:	$-	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of December 31, 2020 are:

Operating Leases
From January 2021 to September 2021	$179,871
From October 2021 to September 2022	169,122
From October 2022 to September 2023	3,612
Undiscounted cash flow	352,605
Less: imputed interest	(21,706)
Total	$330,899

Reconciliation to lease liabilities:
Lease liabilities - current	$221,194
Lease liabilities - long-term	109,705
Total lease liabilities	$330,899

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2020 were 1.5 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2020 and September 30, 2020, respectively:

	December 31, 2020	September 30, 2020
Accrued payroll, taxes and employee benefits	$1,229,245	$1,607,920
Deferred revenue	99,202	147,921
Accrued taxes - foreign and domestic	525,234	324,221
Accrued other expense	99,095	117,264
Accrued legal and other professional costs	663,547	725,547
Accrued costs of revenue	396,176	309,470
Right of use liability	221,194	210,910
Accrued interest	12,138,909	11,515,375
Total accrued liabilities	$15,372,602	$14,958,628

(18) RELATED PARTIES

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

On September 8, 2020, the Company received a letter from ADS informing the Company that ADS had been assigned the right to payment under that certain Loan Facility dated September 14, 2015, by and between Sapinda Asia Limited and the Company (the “Sapinda Loan Agreement”). On September 30, 2020, the Company and ADS settled the outstanding amount due under the Sapinda Loan Agreement for $2.7 million. The Company recorded a gain of approximately $0.7 million during the fiscal year ended September 30, 2020.

(19)  DEBT OBLIGATIONS

Debt obligations as of December 31, 2020 and September 30, 2020 consisted of the following:

	December 31, 2020	September 30, 2020

The unsecured Amended Facility Agreement with Conrent whereby, as of June 30, 2015, the Company had borrowed $30.4 million, net of unamortized issuance costs of $89,286 at December 31, 2020, bearing interest at a rate of 8% per annum, payable in arrears semi-annually, with all principal and accrued and unpaid interest due on July 1, 2024. The Company did not pay interest on this loan during the three months ended December 31, 2020.	$30,310,714	$30,400,000

Note payable with BMO Harris Bank for a Paycheck Protection Program ("PPP") loan with the U.S. Small Business Administration ("SBA"), bearing interest at a rate of 1% per annum, with a maturity of May 19, 2022.	933,200	933,200

Total debt obligations	31,243,914	31,333,200
Less: current portion	(671,266)	(30,914,625)
Long-term debt, less current portion and unamortized issuance costs	$30,572,648	$418,575

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

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. Conrent is currently working on documentation and the updated registration process to implement these changes. We currently anticipate restructuring the Amended Facility in the second fiscal quarter of 2021, with the expectation that all outstanding accrued interest will be capitalized and the interest rate will be reduced to 4%. As a result, we anticipate that we will begin amortizing deferred financing fees on July 1, 2021. As of December 31, 2020, approximately $30.4 million of principal and $12.1 million of interest was owed to Conrent.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan"). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with BMO Harris Bank National Association as lender (the "Lender") (the "PPP Loan Agreement"). The PPP Loan provides for working capital to the Company and will mature on May 19, 2022. However, under the CARES Act and the PPP Loan Agreement, scheduled payments of both principal and interest would have begun December 19, 2020; however, payments were deferred because the Company filed its forgiveness application. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon request from the Company to Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. On December 8, 2020, the Company filed the application for forgiveness with the Lender and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven. See Note 24.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2020:

Twelve months ended December 31,	Total
2021	$671,266
2022	261,934
2023	-
2024	30,400,000
Thereafter	-
Total	$31,333,200

(20)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of December 31, 2020, there were no shares of preferred stock outstanding.

No dividends were paid during the three-month period ended December 31, 2020 or 2019, respectively.

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

As of December 31, 2020, no shares of Series A Preferred were issued and outstanding.

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

As of December 11, 2018, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $0 and $19,687 for the three months ended December 31, 2020 and 2019, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of December 31, 2020.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended December 31, 2020 and 2019, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 for both the three months ended December 31, 2020 and 2019, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at December 31, 2020 and no future issuances are expected.

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

A summary of stock option (warrant) activity for the three months ended December 31, 2020 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2020	685,259	$1.56	1.90 years	$-
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of December 31, 2020	685,259	$1.56	1.65	$-
Exercisable as of December 31, 2020	685,259	$1.56	1.65	$-

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.34 at December 31, 2020.

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

For the three months ended December 31, 2020 and 2019, the Company incurred net income (loss) for income tax purposes of $1,323,494 and $(232,625), respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020, though the Commonwealth, through its financial advisory firm, in correspondence dated November 13, 2020, requested additional information and discussion. The Company remains confident in its current position and continues to defend the case.

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

Performance Bonds

As of December 31, 2020, Company has two performance bonds in connection with a foreign customer totaling $2,593,377, (“Performance Bonds”) of which $1,815,329 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $778,048 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, as follows: $339,029 on January 18, 2022 and $1,476,300 on July 2, 2024.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest for the Performance Bond expiring in January 2022 and 2.8% interest for the Performance Bond expiring in July 2024. Related interest expense recorded for the three months ended December 31, 2020 of $18,462. During the three months ended December 31, 2019 the Company expensed $5,256 related to the Performance Bond which expires on January 18, 2022.

(24)  SUBSEQUENT EVENTS

We received proceeds of approximately $933,200 from a forgivable loan from the U.S. Small Business Administration ("SBA") pursuant to the Paycheck Protection Program ("PPP") enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan"). On January 8, 2021, the Company received a notification from the lender that the SBA remitted funds to fully repay the PPP Loan. As a result, the PPP Loan was fully forgiven.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020. During the three months ended December 31, 2020, there have been no material changes to the Company’s critical accounting policies, except as noted below.

Effective October 1, 2019, the Company adopted the new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) "ASC Topic 842" which modified lease accounting for lessees to create transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. See Note 16.

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

COVID-19

As of February 10, 2021, the COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing sales opportunities as some government agencies delay new RFP (Request for Proposal) processes. Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational as have key business partners providing manufacturing and call center services. Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the majority of Company employees are effectively working from home to mitigate the challenges created by COVID-19. However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Revenue

For the three months ended December 31, 2020, the Company recognized total revenue from operations of $9,401,905 compared to $8,420,831 for the three months ended December 31, 2019, an increase of $981,074 or approximately 12%. The $981,074 increase in total revenue was the result of an increase in domestic monitoring revenue and other related services, partially offset by lower revenue from our international customers. For the three months ended December 31, 2020, the Company recognized revenue from monitoring and other related services of $9,271,729 compared to $8,268,423 for the three months ended December 31, 2019, an increase of $1,003,306 or approximately 12%. This growth in monitoring and other related services revenue is more predictable than product sales. Monitoring and other related service revenue, which comprises the substantial majority of total revenue, increased due to growth in North America largely by clients in Illinois, Michigan, Puerto Rico, Bahamas and Ohio, partially offset by a decrease in revenue in Chile due a reduction in the number of offenders monitored caused by the impact of COVID-19, when compared to the first fiscal quarter of 2019.

Product sales and other revenue for the three months ended December 31, 2020 decreased to $130,176 from $152,408 in the same period in 2019, a decrease of $22,232 or 15%.

Cost of Revenue

During the three months ended December 31, 2020, cost of revenue totaled $4,189,101 compared to cost of revenue during the three months ended December 31, 2019 of $3,754,351, an increase of $434,750 or approximately 12%. The increase in cost of revenue was largely the result of higher monitoring costs of $270,353, higher commission costs of $114,982, higher server costs of $73,639 and higher freight costs of $64,605. These increases were partially offset by lower repair costs of $82,936 and lower communication costs of $38,740.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2020 and 2019 totaled $488,675 and $487,442, respectively, a decrease of $1,233. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended December 31, 2020, gross profit totaled $5,212,804 representing an increase of $546,324 or approximately 12% compared to the same period last year, resulting in a gross margin of approximately 55% compared to $4,666,480 or a gross margin of approximately 55% during the three months ended December 31, 2019.

General and Administrative Expense

During the three months ended December 31, 2020, general and administrative expense totaled $2,400,735 compared to $3,011,854 for the three months ended December 31, 2019. The decrease of $611,119 or approximately 20% in general and administrative costs resulted largely from lower payroll and wages of $212,869, lower bad debt expense of $126,148, lower legal and professional fees of $102,778, lower travel and entertainment costs of $48,172, lower consulting costs of $32,030, lower board of director expense of $25,487 and lower stock-based compensation of $19,688.

Selling and Marketing Expense

During the three months ended December 31, 2020, selling and marketing expense increased to $550,457 compared to $541,549 for the three months ended December 31, 2019. The increase in expense of $8,908, or approximately 2% is principally the result of higher consulting and outside services of $39,119 and higher payroll and taxes of $28,606, largely offset by COVID-19 induced lower travel and entertainment expense of $51,378, and lower trade show expense of $13,167.

Research and Development Expense

During the three months ended December 31, 2020, research and development expense totaled $307,294 compared to $296,155 for the three months ended December 31, 2019, an increase of $11,139 or approximately 4%. The increase resulted largely from higher payroll and taxes of $35,226, partially offset by lower travel expense of $15,127 and lower rent expense of $8,173. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $397,402 was capitalized as developed technology during the three months ended December 31, 2020 and $341,622 was capitalized in the three months ended December 31, 2019. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended December 31, 2020, depreciation and amortization expense totaled $531,763 compared to $515,939 for the three months ended December 31, 2019, an increase of $15,824 or approximately 3%.

Total Operating Expense

During the three months ended December 31, 2020, total operating expense decreased to $3,790,249 compared to $4,365,497 for the three months ended December 31, 2019, a decrease of $575,248 or approximately 13%.

Operating Income

During the three months ended December 31, 2020, operating income was $1,422,555 compared to operating income of $300,983 for the three months ended December 31, 2019, an improvement of $1,121,572 or approximately 373%. This improvement was due to a decrease in operating expense of $575,248, primarily due to lower general and administrative expense. and an increase in gross profit of $546,324, largely due to an increase in revenue of $981,074, partially offset by the higher cost of revenue directly related to additional monitoring devices.

Other Income (Expense)

For the three months ended December 31, 2020, other income (expense) totaled $178,630 compared to other expense of $(459,225) for the three months ended December 31, 2019, a decrease in net expense of $637,855. The decrease in other expense is largely due to positive currency exchange rate movements of $675,318 compared to the first fiscal quarter of 2019, partially offset by higher interest expense of $37,489.

Net Income (Loss) Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $1,323,494 for the three months ended December 31, 2020, compared to a net loss attributable to common stockholders of $(232,625) for the three months ended December 31, 2019, an improvement of $1,556,119. This improvement to positive net income from a net loss is largely due to significant growth in operating income and positive currency exchange rate movements, partially offset by higher income tax expense.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities. As of December 31, 2020, approximately $30.4 million of principal and $12.1 million of interest was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Facility Agreement”) that matures on July 1, 2024. Pursuant to an amendment to the Conrent Facility Agreement dated December 21, 2020, previously accrued interest will be capitalized and added to the original principal of $30.4 million after Conrent updates agreement with its bondholders, which we estimate will occur in the 2nd fiscal quarter of 2021. See Note 19 to the Consolidated Financial Statements.

In addition, we received proceeds of approximately $933,200 from a potentially forgivable loan from the U.S. Small Business Administration ("SBA") pursuant to the Paycheck Protection Program ("PPP") enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan"). On December 8, 2020, the Company filed the application for forgiveness, and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven. See Note 24 to the Consolidated Financial Statements.

Aside from the PPP Loan, no borrowings or sales of equity securities occurred during the three months ended December 31, 2020 or during the year ended September 30, 2020.

Net Cash Flows from Operating Activities.

During the three months ended December 31, 2020, we had cash flows from operating activities of $582,002, compared to cash flows from operating activities of $2,650,968 for the three months ended December 31, 2019, representing a $2,068,966 decrease of approximately 78%. The decrease in cash from operations was the result of an increase in accounts receivable caused principally by the growth of one customer, an increase in prepaid expense associated with the award of a new contract in Chile, a decline in accounts payable and a decrease in accrued liabilities, partially offset by an improvement in operating performance.

Net Cash Flows from Investing Activities.

The Company used $1,533,392 of cash for investing activities during the three months ended December 31, 2020, compared to $1,002,428 of cash used during the three months ended December 31, 2019. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the three months ended December 31, 2020. Purchases of monitoring equipment and parts increased $448,582, compared to the prior period, largely due to increased demand from customers.

Net Cash Flows from Financing Activities.

The Company used $89,286 of cash from financing activities during the three months ended December 31, 2020, compared to $9,552 of cash used in financing activities during the three months ended December 31, 2019. The $89,286 used in the three months ended December 31, 2020 was the payment of financing fee costs.

 Liquidity, Working Capital and Management’s Plan

As of December 31, 2020, the Company had unrestricted cash of $5,862,442 compared to unrestricted cash of $6,762,099 as of September 30, 2020. As of December 31, 2020, we had a working capital deficit of $4,654,988, compared to a working capital deficit of $34,773,161 as of September 30, 2020. This decrease in working capital deficit of $30,118,173 is principally due to the 3-year extension of the Conrent loan of $30,400,000.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act"). See Notes 19 and 24 to the Consolidated Financial Statements

On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 6, 2020, the investors who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request. On January 7, 2020, Conrent notified the Company in writing that the Noteholders agreed to extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021. On January 10, 2020, the Company and Conrent entered into an amendment to the Amended Facility Agreement which extends the maturity of the Amended Facility Agreement to July 1, 2021. On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”). Pursuant to the Amended Facility, previously accrued interest will be capitalized and added to the original principal of $30.4 million after Conrent updates an agreement with its bondholders, which we currently expect to occur in the second fiscal quarter of 2021, and reduces the interest rate of the Amended Facility from 8% to 4%. At December 31, 2020, accrued and unpaid interest is approximately $12.1 million. See Note 19 to the Consolidated Financial Statements.

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

Foreign Currency Risks

We had $2,604,147 and $2,852,973 in revenue from sources outside of the United States for the three-months ended December 31, 2020 and 2019, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange gains of $818,626 and $143,308 in the three months ended December 31, 2020 and 2019, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by the coronavirus. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2020.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020, though the Commonwealth, through its financial advisory firm, in correspondence dated November 13, 2020, requested additional information and discussion. The Company remains confident in its current position and continues to defend the case.

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

Item 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2020, filed on December 23, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of February 10, 2021, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

10.1
Amendment to Facility Agreement by and between Track Group, Inc. and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2”, dated December 21, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 23, 2020.

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

Track Group, Inc.

Date: February 10, 2021	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: February 10, 2021	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)