Form 10-Q
period 2021-03-31
Track Group, Inc.
filed 2021-05-11
CIK 1045942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2021 was 11,461,966.

Track Group, Inc.

FORM 10-Q
For the Quarterly Period Ended March 31, 2021

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	September 30,
Assets	2021	2020
Current assets:
Cash	$6,679,527	$6,762,099
Accounts receivable, net of allowance for doubtful accounts of $2,616,716 and $2,654,173, respectively	6,720,965	5,546,213
Prepaid expense and deposits	1,120,543	866,389
Inventory, net of reserves of $0 and $6,483, respectively	-	124,606
Total current assets	14,521,035	13,299,307
Property and equipment, net of accumulated depreciation of $2,822,516 and $2,531,631, respectively	258,243	378,764
Monitoring equipment, net of accumulated depreciation of $5,780,731 and $6,639,883, respectively	2,920,544	2,065,947
Intangible assets, net of accumulated amortization of $17,584,880 and $16,390,721, respectively	21,478,335	21,171,045
Goodwill	8,408,174	8,220,380
Deferred tax asset	401,108	432,721
Other assets	4,393,915	2,166,743
Total assets	$52,381,354	$47,734,907

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,705,807	$2,199,215
Accrued liabilities	3,657,480	14,958,628
Current portion of long-term debt	516,256	30,914,625
Total current liabilities	5,879,543	48,072,468
Long-term debt, net	43,791,682	418,575
Long-term liabilities	70,539	164,487
Total liabilities	49,741,764	48,655,530

Commitments and contingencies (Note 16 and Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,453,790 and 11,414,150 shares outstanding, respectively	1,145	1,141
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,270,238	302,270,242
Accumulated deficit	(298,763,208)	(302,270,933)
Accumulated other comprehensive loss	(868,585)	(921,073)
Total equity (deficit)	2,639,590	(920,623)
Total liabilities and stockholders’ equity (deficit)	$52,381,354	$47,734,907

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue:
Monitoring and other related services	$9,742,290	$7,993,092	$19,014,019	$16,261,515
Product sales and other	119,540	138,634	249,716	291,042
Total revenue	9,861,830	8,131,726	19,263,735	16,552,557

Cost of revenue:
Monitoring, products and other related services	3,901,824	3,201,677	7,602,250	6,468,586
Depreciation and amortization included in cost of revenue	525,022	494,157	1,013,697	981,599
Total cost of revenue	4,426,846	3,695,834	8,615,947	7,450,185

Gross profit	5,434,984	4,435,892	10,647,788	9,102,372

Operating expense:
General & administrative	2,313,836	2,723,219	4,714,571	5,735,073
Selling & marketing	614,409	642,432	1,164,866	1,183,981
Research & development	334,569	323,737	641,863	619,892
Depreciation & amortization	510,067	509,287	1,041,830	1,025,226
Total operating expense	3,772,881	4,198,675	7,563,130	8,564,172

Operating income	1,662,103	237,217	3,084,658	538,200

Other income (expense):
Interest expense, net	(565,522)	(596,324)	(1,205,544)	(1,198,857)
Currency exchange rate gain (loss)	124,216	(1,334,240)	942,842	(1,190,932)
Other income (loss), net	1,000,756	(4,347)	1,000,782	(4,347)
Total other income (expense)	559,450	(1,934,911)	738,080	(2,394,136)
Income (loss) before income tax	2,221,553	(1,697,694)	3,822,738	(1,855,936)
Income tax expense	37,322	23,365	315,013	97,748
Net income (loss) attributable to common shareholders	2,184,231	(1,721,059)	3,507,725	(1,953,684)
Foreign currency translation adjustments	(265,347)	132,588	52,489	68,490
Comprehensive income (loss)	$1,918,884	$(1,588,471)	$3,560,214	$(1,885,194)

Net income/(loss) per share – basic:
Net income/(loss) per share	$0.19	$(0.15)	$0.31	$(0.17)
Weighted average shares outstanding	11,435,291	11,414,150	11,424,605	11,336,690

Net income/(loss) per share – diluted:
Net income/(loss) per share	$0.18	$(0.15)	$0.29	$(0.17)
Weighted average shares outstanding	12,056,918	11,414,150	12,072,079	11,336,690

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	317,835	317,835
Net income	-	-	-	1,323,494	-	1,323,494
Balance December 31, 2020	11,414,150	$1,141	$302,270,242	$(300,947,439)	$(603,238)	$720,706

Foreign currency translation adjustments	-	-	-	-	(265,347)	(265,347)
Issuance of Common Stock for options/warrants exercised	39,640	4	(4)	-	-	-
Net income	-	-	-	2,184,231	-	2,184,231
Balance March 31, 2021	11,453,790	$1,145	$302,270,238	$(298,763,208)	$(868,585)	$2,639,590

	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Share-based compensation	-	-	19,687	-	-	19,687
Issuance of Common Stock to employees for services	12,500	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	-	(64,098)	(64,098)
Net loss	-	-	-	(232,625)	-	(232,625)
Balance December 31, 2019	11,414,150	1,141	302,270,242	(302,384,917)	(1,065,700)	(1,179,234)

Foreign currency translation adjustments	-	-	-	-	132,588	132,588
Net loss	-	-	-	(1,721,059)	-	(1,721,059)
Balance March 31, 2020	11,414,150	$1,141	$302,270,242	$(304,105,976)	$(933,112)	$(2,767,705)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$3,507,725	$(1,953,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,055,527	2,006,825
(Recovery) of / bad debt expense	(6,257)	135,287
Stock based compensation	-	19,687
Loss on monitoring equipment included in cost of revenue	219,629	231,226
Amortization of debt issuance costs	4,922	-
Income on extinguishment of debt	(1,000,756)	-
Foreign currency exchange (gain)/loss	(942,842)	1,190,932
Change in assets and liabilities:
Accounts receivable, net	(1,125,860)	1,485,269
Inventories	4,200	-
Prepaid expense, deposits and other assets	(2,353,455)	(159,705)
Accounts payable	(498,947)	(1,045,796)
Accrued liabilities	985,199	624,904
Net cash provided by operating activities	849,085	2,534,945

Cash flow used in investing activities:
Purchase of property and equipment	(94,307)	(62,433)
Capitalized software	(897,681)	(680,730)
Purchase of monitoring equipment and parts	(1,661,469)	(748,713)
Net cash used in investing activities	(2,653,457)	(1,491,876)

Cash flow (used in) / provided by financing activities:
Principal payments on long-term debt	(48,462)	(18,137)
Payment of deferred financing fees	(271,084)	-
Proceeds from notes payable	1,943,213	-
Net cash provided by/(used) in financing activities	1,623,667	(18,137)

Effect of exchange rate changes on cash	98,133	(235,601)

Net increase (decrease) in cash	(82,572)	789,311
Cash, beginning of period	6,762,099	6,896,711
Cash, end of period	$6,679,527	$7,686,042

Cash paid for interest	$40,490	$12,441
Non-cash investing and financing activities
Interest previously in accrued liabilities and added to Notes Payable (See Note 19)	$12,531,556	$-

 The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2021, and results of its operations for the three and six months ended March 31, 2021. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020. The results of operations for the three and six months ended March 31, 2021 may not be indicative of the results for the fiscal year ending September 30, 2021.

As of March 31, 2021 and September 30, 2020, the Company had an accumulated deficit of $298,763,208 and $302,270,933, respectively. The Company had net income of $3,507,725 and incurred a net loss of $1,953,684 for the six months ended March 31, 2021 and 2020, respectively. The Company may continue to incur losses and require additional financial resources. The Company also has $42,864,000 of debt maturing in July 2024 and six notes payable maturing between February 2, 2024 and February 17, 2025 related to the construction of two monitoring centers in Chile totaling $1,891,236 at March 31, 2021. See Note 19. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in fiscal year 2023. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

Contingent Consideration

In certain acquisitions, the Company has agreed to pay additional amounts to the seller contingent upon achievement by the acquired businesses of certain future goals, which may include revenue milestones, new customer accounts, and earnings targets. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled. If there is uncertainty surrounding the value of contingent consideration, then the Company’s policy is to wait until the end of the measurement period before making an adjustment.

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at March 31, 2021.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of both March 31, 2021, and 2020, there were 12,500 and 685,259 outstanding common share equivalents that were not included in the computation of Basic and Diluted EPS for the three and six months ended March 31, 2021 and 2020, respectively, as their effect would be anti-dilutive.

At March 31, 2021 576,887 stock options and warrants had exercise prices that were below the market price of $1.60, and have been included in the basic and diluted earnings per share calculations. At March 31, 2020, all stock option and warrant exercise prices were above the market price of $0.20 and thus have not been included in the basic earnings per share calculation. The common stock equivalents outstanding as of March 31, 2021 and March 31, 2020 consisted of the following:

	March 31,	March 31,
	2021	2020
Exercisable common stock options and warrants	589,387	685,259
Total common stock equivalents	589,387	685,259

(8) REVENUE RECOGNITION

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability. The balance of contract liabilities at October 1, 2019 was $389,229. The balance of the contract liabilities at March 31, 2021 and September 30, 2020 were $56,083 and $147,921, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $43,119 and $91,935, respectively, of deferred revenue in the three and six months ended March 31, 2021 and $50,987 and $124,058, respectively, of deferred revenue in the three and six months ended March 31, 2020. The Company's account receivable balance at October 1, 2019 was $6,763,236.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	7,399,434	75%	$5,426,065	67%
Latin America	2,365,906	24%	2,525,623	31%
Other	96,490	1%	180,038	2%
Total	$9,861,830	100%	$8,131,726	100%

	Six Months Ended March 31, 2021		Six Months Ended March 31, 2020
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	14,197,191	74%	$10,993,923	66%
Latin America	4,872,319	25%	5,263,216	32%
Other	194,225	1%	295,418	2%
Total	$19,263,735	100%	$16,552,557	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 99% in the three and six-months ended March 31, 2021 and approximately 98% in the three and six-months ended March 31, 2020) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia in the six months ended March 31, 2021 and Canada, New Zealand, Saudi Arabia, South Africa and Vietnam in the six months ended March 31, 2020.

(9)  PREPAID EXPENSE AND DEPOSITS

As of March 31, 2021, and September 30, 2020, the outstanding balance of prepaid expense and deposits was $1,120,543 and $866,389, respectively. These balances are comprised largely of tax deposits, prepaid bond insurance, vendor deposits and other prepaid supplier expense.

(10)  INVENTORY

 Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2021, and September 30, 2020, inventory consisted of the following:

	March 31, 2021	September 30, 2020
Finished goods inventory	$-	$131,089
Reserve for damaged or obsolete inventory	-	(6,483)
Total inventory, net of reserves	$-	$124,606

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $11,103 and $35,123 during the six months ended March 31, 2021 and March 31, 2020, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(11)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2021 and September 30, 2020, respectively:

	March 31, 2021	September 30, 2020
Equipment, software and tooling	$1,370,034	$1,272,635
Automobiles	5,525	5,156
Leasehold improvements	1,357,475	1,290,708
Furniture and fixtures	347,725	341,896
Total property and equipment before accumulated depreciation	3,080,759	2,910,395
Accumulated depreciation	(2,822,516)	(2,531,631)
Property and equipment, net of accumulated depreciation	$258,243	$378,764

Property and equipment depreciation expense for the three months ended March 31, 2021 and 2020 was $112,256 and $77,346, respectively. Property and equipment depreciation expense for the six months ended March 31, 2021 and 2020 was $224,465 and $160,778, respectively.

(12)  MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of March 31, 2021 and September 30, 2020 was as follows:

	March 31, 2021	September 30, 2020
Monitoring equipment	$8,701,275	$8,705,830
Less: accumulated depreciation	(5,780,731)	(6,639,883)
Monitoring equipment, net of accumulated depreciation	$2,920,544	$2,065,947

Depreciation of monitoring equipment for the three months ended March 31, 2021 and 2020 was $372,784 and $367,571, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2021 and 2020 was $710,344 and $728,201, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended March 31, 2021 and March 31, 2020, the Company recorded charges of $109,506 and $97,179, respectively, for devices that were lost, stolen or damaged. During the six months ended March 31, 2021 and March 31, 2020, the Company recorded charges of $219,629 and $231,226, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related services in the Condensed Consolidated Statement of Operations.

(13)  INTANGIBLE ASSETS

The following table summarizes intangible assets at March 31, 2021 and September 30, 2020, respectively:

Intangible assets:	March 31, 2021	September 30, 2020
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	15,634,175	14,134,562
Customer relationships	1,860,000	1,860,000
Trade name	320,274	318,438
Website	78,201	78,201
Total intangible assets	39,063,215	37,561,766
Accumulated amortization	(17,584,880)	(16,390,721)
Intangible assets, net of accumulated amortization	$21,478,335	$21,171,045

The intangible assets summarized above were purchased or developed on various dates from January 2010 through March 31, 2021. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended March 31, 2021 and 2020 was $550,050 and $558,527, respectively. Amortization expense for the six months ended March 31, 2021 and 2020 was $1,120,719 and $1,117,846, respectively.

(14)  GOODWILL

The following table summarizes the activity of goodwill at March 31, 2021 and September 30, 2020, respectively:

	March 31,	September 30,
	2021	2020
Balance - beginning of period	$8,220,380	$8,187,911
Effect of foreign currency translation on goodwill	187,794	32,469
Balance - end of period	$8,408,174	$8,220,380

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2021.

(15) OTHER ASSETS

As of March 31, 2021 and September 30, 2020, respectively, the outstanding balance of other assets was $4,393,915 and $2,166,743, respectively. Other assets at March 31, 2021 are comprised largely of cash used as collateral for Performance Bonds (as defined in Note 23) for an international customer, as well as contractually required monitoring center and other equipment, right of use assets, lease deposits, insurance costs and other long-term assets. The Company anticipates these Performance Bonds will be reimbursed to the Company upon completion of its contracts with the customer.

The Company is contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customers satellite locations, which will be owned by the customer when construction is completed. The Company has incurred approximately $1.2 million in costs for monitoring centers and related equipment at March 31, 2021 and estimates the total to construct and equip the locations will be approximately $2.0 million. The cost of these assets will be amortized monthly in Monitoring, products and other related services on the Condensed Consolidated Statement of Operations over the life of the new contract. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19.

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

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of March 31, 2021 and September 30, 2020.

	March 31, 2021		September 30, 2020
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$275,379		$$375,397	$-
Accrued liabilities		204,840	-	210,910
Long-term liabilities		70,539	-	164,487

 The following table summarizes the supplemental cash flow information for the six months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Cash paid for noncancelable operating leases included in operating cash flows	$152,856	$190,370

Right of use assets obtained in exchange for operating lease liabilities:	$-	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of March 31, 2021 are:

Operating Leases
From April 2021 to September 2021	$118,577
From October 2021 to September 2022	168,573
From October 2022 to September 2023	3,612
Undiscounted cash flow	290,762
Less: imputed interest	(15,383)
Total	$275,379

Reconciliation to lease liabilities:
Lease liabilities - current	$204,840
Lease liabilities - long-term	70,539
Total lease liabilities	$275,379

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2021 were 1.3 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17)  ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2021 and September 30, 2020, respectively:

	March 31, 2021	September 30, 2020
Accrued payroll, taxes and employee benefits	$1,589,845	$1,607,920
Deferred revenue	56,083	147,921
Accrued taxes - foreign and domestic	345,001	324,221
Accrued other expense	87,847	117,264
Accrued legal and other professional costs	675,746	725,547
Accrued costs of revenue	347,808	309,470
Right of use liability	204,840	210,910
Deferred financing fees	180,000	-
Accrued interest	170,310	11,515,375
Total accrued liabilities	$3,657,480	$14,958,628

On March 1, 2021 accrued interest outstanding related to the Conrent Amended Facility Agreement was capitalized, increasing the principal of the outstanding loan. See Note 19.

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

(19)  DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of March 31, 2021 and September 30, 2020 consisted of the following:

	March 31, 2021	September 30, 2020

The unsecured Amended Facility Agreement with Conrent whereby, as of March 1, 2021, the Company had borrowed $42,864,000, net of unamortized issuance costs of $360,602, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2022, with all principal and accrued and unpaid interest due on July 1, 2024. The Company did not pay interest on this loan during the six months ended March 31, 2021.	$42,503,398	$30,400,000

Note payable with BMO Harris Bank for a Paycheck Protection Program ("PPP") loan with the U.S. Small Business Administration ("SBA"), bearing interest at a rate of 1% per annum, with a maturity of May 19, 2022. The loan was forgiven on January 8, 2021.	-	933,200

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024	91,500	-

Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $28,458 at March 31, 2021, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	427,411	-

Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $20,802 at March 31, 2021, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	320,678	-

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	199,607	-

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $426 at March 31, 2021, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	132,785	-

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $37,010 at March 31, 2021, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	632,559	-

Total debt obligations	44,307,938	31,333,200
Less: current portion	(516,256)	(30,914,625)
Long-term debt, less current portion	$43,791,682	$418,575

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the note payable for total principal of $42,931,556. Conrent forgave $67,556 of the amount due and the new Amended Facility principal and interest became $42,864,000. Interest payments are scheduled to be made on July 1, 2022, July 1, 2023 and on July 1, 2024 with the principal payment. We will begin amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of March 31, 2021, $42,864,000 of principal and $147,643 of interest was owed to Conrent.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan"). On December 8, 2020, the Company filed the application for forgiveness with BMO Harris Bank National Association (the "Lender") and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186 USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan is used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile. The loan bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965 USD), net of 2,801,500CLP fees ($3,897 USD), from Banco Santander. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Santander as lender. The loan will be used to comply with the construction of Gendarmeria de Chile monitoring center in Santiago, Chile and remodeling a temporary monitoring center. The loan bears an interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954 USD), net of 2,000,700 fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan provided is used in the construction of the Gendarmeria de Chile monitoring center in Santiago city and computer equipment for Gendarmeria branch offices. The loan bears an interest rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304 USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330 USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan is used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed of 99,808,328CLP ($136,564 USD), net of 210,485CLP fees ($286USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan provided is used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214 USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds will be used as working capital and to comply with the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears an interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2021:
Twelve months ended March 31,	Total
2022	$516,256
2023	600,076
2024	584,795
2025	43,054,109
Thereafter	-
Total	44,755,236
Issuance costs	(447,298)
Debt obligations, net of unamortized issuance costs	$44,307,938

(20)  PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of March 31, 2021, there were no shares of preferred stock outstanding.

No dividends were paid during the three- and six-month period ended March 31, 2021 or 2020, respectively.

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

As of March 31, 2021, no shares of Series A Preferred were issued and outstanding.

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

As of March 31, 2020, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $0 and $19,687 for the six months ended March 31, 2021 and 2020, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. On February 11, 2021, a former member of the Board of Directors received 39,640 shares of Common Stock by exercising 95,872 warrants through a net exercise provision of the Common Stock Purchase Warrant Agreement. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of March 31, 2021.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2021 and 2020, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 for the six months ended March 31, 2021 and 2020, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at March 31, 2021 and no future issuances are expected.

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

A summary of stock option (warrant) activity for the three months ended March 31, 2021 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2020	685,259	$1.56	1.90 years	$-
Granted	-	-
Expired/Cancelled	(95,872)	(1.17)
Exercised	-	-
Outstanding as of March 31, 2021	589,387	$1.63	1.41 years	$209,551
Exercisable as of March 31, 2021	589,387	$1.63	1.41 years	$209,551

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $1.60 at March 31, 2021.

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

For the six months ended March 31, 2021 and 2020, the Company incurred net income (loss) for income tax purposes of $3,507,725 and ($1,953,684) respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company is preparing to file an amparo action to pursue its claims. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. The parties remain in discussion regarding a resolution to the matter. The Company remains confident in its current position and continues to defend the case.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company continues to vigorously defend against the allegations. An arbitration is scheduled for April 2022. The Company has not accrued any potential loss after consultation with outside legal counsel.

Performance Bonds

As of March 31, 2021, Company has two performance bonds in connection with a foreign customer totaling $2,519,449, (“Performance Bonds”) of which $1,763,581 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $755,868 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, as follows: $329,365 on January 18, 2022 and $1,434,216 on July 2, 2024. In March 2021, the Company has placed a $717,125 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released following completion of the transaction.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest for the Performance Bond expiring in January 2022 and 2.8% interest for the Performance Bond expiring in July 2024. Related interest expense recorded for the six months ended March 31, 2021 of $37,329. During the six months ended March 31, 2020 the Company expensed $8,326 related to the Performance Bond which expires on January 18, 2022.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020. During the six months ended March 31, 2021, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing sales opportunities as some government agencies delay new RFP (Request for Proposal) processes. (See Item 1A - Risk Factors). Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational as have key business partners providing manufacturing and call center services. Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the majority of Company employees are effectively working from home to mitigate the challenges created by COVID-19. However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

For the three months ended March 31, 2021, the Company recognized total revenue from operations of $9,861,830 compared to $8,131,726 for the three months ended March 31, 2020, an increase of $1,730,104 or approximately 21%. The $1,730,104 increase in total revenue was the result of an increase in domestic monitoring revenue and other related services, partially offset by lower revenue from our international customers. For the three months ended March 31, 2021, the Company recognized revenue from monitoring and other related services of $9,742,290 compared to $7,993,092 for the three months ended March 31, 2020, an increase of $1,749,198 or approximately 22%. This growth in monitoring and other related services revenue is more predictable than product sales. Monitoring and other related service revenue, which comprises the substantial majority of total revenue, increased due to growth in North America largely by clients in Illinois, Michigan, Bahamas, Puerto Rico and Washington D.C., partially offset by a decrease in revenue in Chile, a U.S. reseller of our services, New Zealand and Saudi Arabia. The lower revenue in Chile is due to a reduction in the number of offenders monitored caused by the impact COVID-19 has had on the Chilean courts, when compared to the second fiscal quarter of 2020.

Product sales and other revenue for the three months ended March 31, 2021 decreased to $119,540 from $138,634 in the same period in 2020, a decrease of $19,094 or approximately 14%.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, which could last through at least the remainder of 2021, has been exacerbated by the surge in demand for a wide variety of products across several industries, all of which require varying amounts of semiconductors. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted. See Item 1A. Risk Factors.

Cost of Revenue

During the three months ended March 31, 2021, cost of revenue totaled $4,426,846 compared to cost of revenue during the three months ended March 31, 2020 of $3,695,834, an increase of $731,012 or approximately 20%. The increase in cost of revenue was largely the result of higher monitoring costs of $459,669, higher commission costs of $194,071, higher freight costs of $58,220 and higher server costs of $46,208. These increases were partially offset by lower communication costs of $17,549 and lower repair costs of $16,287.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2021 and 2020 totaled $525,022 and $494,157, respectively, an increase of $30,865. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended March 31, 2021, gross profit totaled $5,434,984 representing an increase of $999,092 or approximately 23% compared to the same period last year, resulting in a gross margin of approximately 55% compared to $4,435,892 or a gross margin of approximately 55% during the three months ended March 31, 2020.

General and Administrative Expense

During the three months ended March 31, 2021, general and administrative expense totaled $2,313,836 compared to $2,723,219 for the three months ended March 31, 2020. The decrease of $409,383 or approximately 15% in general and administrative costs resulted largely from lower payroll and wages of $203,798, lower legal and professional fees of $171,665 and lower travel and entertainment costs of $41,749.

Selling and Marketing Expense

During the three months ended March 31, 2021, selling and marketing expense decreased to $614,409 compared to $642,432 for the three months ended March 31, 2020. The decrease in expense of $28,023, or approximately 4% is principally the result of COVID-19 induced lower travel and entertainment expense of $43,984, partially offset by higher payroll and payroll taxes of $22,615.

Research and Development Expense

During the three months ended March 31, 2021, research and development expense totaled $334,569 compared to $323,737 for the three months ended March 31, 2020, an increase of $10,832 or approximately 3%. The increase resulted largely from higher payroll and taxes of $10,153 and higher business taxes of $11,055, partially offset by lower travel expense of $12,703. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $500,279 was capitalized as developed technology during the three months ended March 31, 2021 and $339,108 was capitalized in the three months ended March 31, 2020. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended March 31, 2021, depreciation and amortization expense totaled $510,067 compared to $509,287 for the three months ended March 31, 2020, an increase of $780 or less than 1%.

Total Operating Expense

During the three months ended March 31, 2021, total operating expense decreased to $3,772,881 compared to $4,198,675 for the three months ended March 31, 2020, a decrease of $425,794 or approximately 10%. The decrease is principally due to the factors disclosed above.

Operating Income

During the three months ended March 31, 2021, operating income was $1,662,103 compared to $237,217 for the three months ended March 31, 2020, an improvement of $1,424,886 or approximately 601%. This improvement was due to a decrease in operating expense of $425,794, primarily due to lower general and administrative expense. and an increase in gross profit of $999,092, largely due to an increase in revenue of $1,730,104, partially offset by the higher cost of revenue directly related to additional monitoring devices.

Other Income (Expense)

For the three months ended March 31, 2021, other income (expense) totaled income of $559,450 compared to expense of ($1,934,911) for the three months ended March 31, 2020, a decrease in net expense of $2,494,361. The decrease in other expense is largely due to positive currency exchange rate movements of $1,458,456 compared to the second fiscal quarter of 2020, a gain on the forgiveness of loans of $1,000,756 and lower interest expense of $30,802. See Note 19.

Net Income (Loss) Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $2,184,231 for the three months ended March 31, 2021, compared to a net loss attributable to common stockholders of ($1,721,059) for the three months ended March 31, 2020, an improvement of $3,905,290. This improvement to positive net income from a net loss is largely due to significant growth in operating income, positive currency exchange rate movements and gain on forgiveness of loans.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Revenue

For the six months ended March 31, 2021, the Company recognized revenue from operations of $19,263,735, compared to $16,552,557 for the six months ended March 31, 2020, an increase of $2,711,178 or approximately 16%. Of this revenue, $19,014,019 and $16,261,515, respectively, are from monitoring and other related services, an increase of $2,752,504 or approximately 17%. The increase in revenue was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Illinois, Michigan, and Puerto Rico, partially offset by our customers in Chile, a U.S. reseller of our services, and Mexico. The decrease in revenue in Chile is largely due to a reduction in the number of offenders monitored caused by the impact of COVID-19 on the Chilean courts when compared to the same period in 2020.

Other revenue for the six months ended March 31, 2021 decreased to $249,716 from $291,042 in the same period in 2020 largely due to lower license sales and maintenance revenue.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, which could last through at least the remainder of 2021, has been exacerbated by the surge in demand for a wide variety of products across several industries, all of which require varying amounts of semiconductors. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted. See Item 1A. Risk Factors.

Cost of Revenue

During the six months ended March 31, 2021, cost of revenue totaled $8,615,947 compared to cost of revenue during the six months ended March 31, 2020 of $7,450,185, an increase of $1,165,762 or approximately 16%. The increase in cost of revenue was largely the result of monitoring costs of $702,369, higher commission costs of $309,053, higher freight costs of $122,825, higher server costs of $119,847 and higher depreciation and amortization of $32,098, partially offset by lower repair costs of $99,223 and lower communication costs of $56,290.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2021 and 2020 totaled $1,013,697 and $981,599, respectively. This $32,098 or approximately 3% increase in costs represents an increase in the number of devices. Devices are depreciated over a one to five-year useful life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

 Gross Profit and Margin

During the six months ended March 31, 2021, gross profit totaled $10,647,788, resulting in a gross margin of approximately 55%, compared to $9,102,372, or a gross margin of approximately 55% during the six months ended March 31, 2020. The increase in absolute gross profit of $1,545,416 or 17% is due to an increase in revenue of $2,711,178, offset by associated increases in certain costs of revenue, including monitoring activity, commission costs, freight, server costs and depreciation of devices.

General and Administrative Expense

During the six months ended March 31, 2021, general and administrative expense totaled $4,714,571 compared to $5,735,073 for the six months ended March 31, 2020. The decrease of $1,020,502 or approximately 18% in general and administrative costs resulted largely from lower payroll and taxes of $416,667, lower legal and professional fees of $274,443, lower bad debt expense of $141,544, lower travel and entertainment expense of $90,005 and a decrease of Board of Director expenses of $36,653.

Selling and Marketing Expense

During the six months ended March 31, 2021, selling and marketing expense totaled $1,164,866 compared to $1,183,981 for the six months ended March 31, 2020. The $19,115, or approximately 2% decrease resulted largely from lower travel and entertainment expenses of $95,361 and lower trade show expense of $11,293, partially offset by higher payroll and taxes of $51,221 and higher outside services and consulting of $42,480.

Research and Development Expense

During the six months ended March 31, 2021, research and development expense totaled $641,863 compared to research and development expense for the six months ended March 31, 2020 totaling $619,892, an increase of $21,971 or approximately 4%. The increase resulted largely from higher payroll and taxes of $45,379, partially offset by lower travel and entertainment of $27,830. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $897,681 was capitalized as developed technology during the six months ended March 31, 2021 and $680,730 was capitalized during the six months ended March 31, 2020. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

 Depreciation and Amortization Expense

During the six months ended March 31, 2021, depreciation and amortization expense totaled $1,041,830 compared to $1,025,226 for the six months ended March 31, 2020. The $16,604 or approximately 2% increase was largely the result of the purchase of property and equipment.

Total Operating Expense

During the six months ended March 31, 2021, total operating expense decreased to $7,563,130 compared to $8,564,172 for the six months ended March 31, 2020, a decrease of $1,001,042 or approximately 12%. The decrease was largely due to lower general and administrative expense of $1,020,502 and lower selling and marketing expense of $19,115, as disclosed above. These costs were partially offset by higher research and development expense of $21,971 and higher depreciation and amortization of $16,604.

Operating Income

During the six months ended March 31, 2021, operating income was $3,084,658 compared to $538,200 for the six months ended March 31, 2020, an improvement of $2,546,458 or approximately 473%. This improvement was due to an increase in gross profit of $1,545,416 and a reduction in operating expense of $1,001,042.

Other Income and Expense

For the six months ended March 31, 2021, other income totaled $738,080 compared to other expense of ($2,394,136) for the six months ended March 31, 2020. The decrease in expense of $3,132,216 in net other expense was a result of positive currency exchange rate movements of $2,133,774 and a gain on forgiveness of loans of $1,000,756.

Net income (loss) Attributable to Common Shareholders

The Company had net income from continuing operations for the six months ended March 31, 2021 totaling $3,507,725 compared to a net loss of ($1,953,684) for the six months ended March 31, 2020, representing an improvement of $5,461,409 or approximately 280%.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities. As of March 31, 2021, approximately $42.9 million of principal and approximately $0.1 million of interest was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Facility Agreement”) that matures on July 1, 2024. Pursuant to an amendment to the Conrent Facility Agreement dated December 21, 2020, previously accrued interest was capitalized and added to the original principal of $30.4 million after Conrent updated agreement with its bondholders, which occurred effective March 1, 2021. See Note 19 to the Condensed Consolidated Financial Statements. The Company recorded a gain of $67,556 in other income/expense in the three and six-months ended March 31, 2021 related to the partial forgiveness on this loan.

In May 2020, we received proceeds of approximately $933,200 from a potentially forgivable loan from the U.S. Small Business Administration ("SBA") pursuant to the Paycheck Protection Program ("PPP") enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act") administered by the SBA (the "PPP Loan"). On December 8, 2020, the Company filed the application for forgiveness, and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven. The Company recorded a gain of $933,200 in other income/expense in the three and six-months ended March 31, 2021 related to the forgiveness on this loan.

During the three months ended March 31, 2021, the Company received $1,943,213 net of fees, from four lenders related principally to the construction of two monitoring centers in Chile. See Note 19 to the Condensed Consolidated Financial Statements.

Other than the above-mentioned items, no borrowings or sales of equity securities occurred during the six months ended March 31, 2021 or during the year ended September 30, 2020.

Net Cash Flows from Operating Activities.

During the six months ended March 31, 2021, we had cash flows provided by operating activities of $849,085, compared to cash flows from operating activities of $2,534,945 for the six months ended March 31, 2020, representing a $1,685,860 decrease or approximately 67%. The decrease in cash from operations was the result of an increase in prepaid and other assets largely associated with the award of a new contract in Chile, an increase in accounts receivable caused principally by the growth of one existing customer and one new customer and a decline in accounts payable, partially offset by an increase in accrued expenses and an improvement in operating performance.

Net Cash Flows from Investing Activities.

The Company used $2,653,457 of cash for investing activities during the six months ended March 31, 2021, compared to $1,491,876 of cash used during the six-months ended March 31, 2020. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the six months ended March 31, 2021. Purchases of monitoring equipment and parts increased $912,756, compared to the prior period, largely due to increased demand from customers and an increase in capitalized software of $216,951 as the Company accelerates spending to complete its new software platform.

Net Cash Flows from Financing Activities.

The Company was provided $1,623,667 of cash from financing activities during the six months ended March 31, 2021, compared to $18,137 of cash used in financing activities during the six months ended March 31, 2020. The $1,623,667 received in the six months ended March 31, 2021 was largely due to net cash proceeds of $1,672,129 from four lenders related principally to the construction of two monitoring centers in Chile.

Non-Cash Investing and Financing Activities

The Company recorded $12,531,556 in non-cash financing activities during the six-months ended March 31, 2021, compared to $0 during the six months ended March 31, 2020. On March 1, 2021, the Company and Conrent finalized the Amended Facility Agreement and $12,531,556 of accrued interest to the note payable was transferred to the principal amount. See Note 19 to the Condensed Consolidated Financial Statements.

 Liquidity, Working Capital and Management’s Plan

As of March 31, 2021, the Company had unrestricted cash of $6,679,527 compared to unrestricted cash of $6,762,099 as of September 30, 2020. As of March 31, 2021, we had a working capital of $8,641,492, compared to a working capital deficit of $34,773,161 as of September 30, 2020. This increase in working capital of $43,414,653 is principally due to the 3-year extension of the Conrent loan of $30,400,000 and the capitalization interest to increase the loan balance to $42,864,000 on March 1, 2021, which is now due on July 1, 2024.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the "CARES Act"). See Note 19 to the Consolidated Financial Statements

On December 4, 2019, the Company requested that Conrent extend the maturity of the Amended Facility Agreement from April 1, 2020 to July 1, 2021, which was approved on January 10, 2020. On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders who owned the securities from Conrent used to finance the debt (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”). Pursuant to the Amended Facility, previously accrued interest was capitalized and added to the original principal of $30.4 million after Conrent updated an agreement with its bondholders, which was completed in the second fiscal quarter of 2021, and reduces the interest rate of the Amended Facility from 8% to 4%. The principal amount of the Amended Facility Agreement at March 31, 2021 was $42,864,000, excluding financing fees. At March 31, 2021, accrued and unpaid interest is approximately $0.1 million. See Note 19 to the Consolidated Financial Statements.

Inflation

We do not believe that inflation has had a material impact on our operations or profitability over the last few years.

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

Foreign Currency Risks

We had $2,924,431 and $3,642,641 in foreign currency revenue from sources outside of the United States for the six-months ended March 31, 2021 and 2020, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange gains of $942,842 and losses of ($1,190,932) in the six months ended March 31, 2021 and 2020, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by the coronavirus and government policies issued as a result of COVID-19. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2021.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company is preparing to file an amparo action to pursue its claims. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. The parties remain in discussion regarding a resolution to the matter. The Company remains confident in its current position and continues to defend the case.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company continues to vigorously defend against the allegations. An arbitration is scheduled for April 2022. The Company has not accrued any potential loss after consultation with outside legal counsel.

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

The global semiconductor shortage could impact the Company’s future results.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, which could last through at least the remainder of 2021, has been exacerbated by the surge in demand for a wide variety of products across several industries, all of which require varying amounts of semiconductors. To meet current demand, the Company has orders for printed circuit board assemblies (“PCBAs”) required to manufacture new devices which it has started to receive in May 2021. However, the lead times for certain components required by our PCBAs are now up to one year. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted.

As of May 11, 2021, other than mentioned above, there have been no material changes to the risk factors disclosed in the above-referenced Form 10-K.

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

Track Group, Inc.

Date: May 11, 2021	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: May 11, 2021	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)