Form 10-Q
period 2021-06-30
Track Group, Inc.
filed 2021-08-10
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2021 was 11,461,966.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	September 30,
Assets	2021	2020
Current assets:
Cash	$8,277,137	$6,762,099
Accounts receivable, net of allowance for doubtful accounts of $2,679,079 and $2,654,173, respectively	6,476,717	5,546,213
Prepaid expense and deposits	895,145	866,389
Inventory, net of reserves of $0 and $6,483, respectively	136,542	124,606
Total current assets	15,785,541	13,299,307
Property and equipment, net of accumulated depreciation of $2,866,631 and $2,531,631, respectively	234,765	378,764
Monitoring equipment, net of accumulated depreciation of $5,768,050 and $6,639,883, respectively	3,150,399	2,065,947
Intangible assets, net of accumulated amortization of $18,150,085 and $16,390,721, respectively	21,489,550	21,171,045
Goodwill	8,518,579	8,220,380
Deferred tax asset	727,521	432,721
Other assets	4,349,103	2,166,743
Total assets	$54,255,458	$47,734,907

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,356,618	$2,199,215
Accrued liabilities	3,795,542	14,958,628
Current portion of long-term debt	552,555	30,914,625
Total current liabilities	6,704,715	48,072,468
Long-term debt, net	43,647,848	418,575
Long-term liabilities	30,877	164,487
Total liabilities	50,383,440	48,655,530

Commitments and contingencies (Note 16 and Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,461,966 and 11,414,150 shares outstanding, respectively	1,146	1,141
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,267,862	302,270,242
Accumulated deficit	(297,565,167)	(302,270,933)
Accumulated other comprehensive loss	(831,823)	(921,073)
Total equity (deficit)	3,872,018	(920,623)
Total liabilities and stockholders’ equity (deficit)	$54,255,458	$47,734,907

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue:
Monitoring and other related services	$10,183,133	$8,325,697	$29,197,152	$24,587,212
Product sales and other	124,687	158,213	374,403	449,255
Total revenue	10,307,820	8,483,910	29,571,555	25,036,467

Cost of revenue:
Monitoring, products and other related services	4,150,583	3,379,934	11,752,833	9,848,520
Depreciation and amortization included in cost of revenue	521,386	482,797	1,535,083	1,464,396
Total cost of revenue	4,671,969	3,862,731	13,287,916	11,312,916

Gross profit	5,635,851	4,621,179	16,283,639	13,723,551

Operating expense:
General & administrative	2,868,839	2,329,520	7,583,410	8,064,593
Selling & marketing	703,014	487,786	1,867,880	1,671,767
Research & development	332,588	281,820	974,451	901,712
Depreciation & amortization	434,348	505,585	1,476,178	1,530,811
Total operating expense	4,338,789	3,604,711	11,901,919	12,168,883

Operating income	1,297,062	1,016,468	4,381,720	1,554,668

Other income (expense):
Interest expense, net	(468,955)	(622,869)	(1,674,499)	(1,821,726)
Currency exchange rate gain (loss)	191,058	535,141	1,133,900	(655,791)
Other income (loss), net	-	-	1,000,782	(4,347)
Total other income (expense)	(277,897)	(87,728)	460,183	(2,481,864)
Income (loss) before income taxes	1,019,165	928,740	4,841,903	(927,196)
Income tax (benefit) expense	(178,876)	514,678	136,137	612,426
Net income (loss) attributable to common shareholders	1,198,041	414,062	4,705,766	(1,539,622)
Foreign currency translation adjustments	36,762	8,497	89,250	76,987
Comprehensive income (loss)	$1,234,803	$422,559	$4,795,016	$(1,462,635)
Net income/(loss) per share – basic:
Net income/(loss) per share	$0.10	$0.04	$0.41	$(0.14)
Weighted average shares outstanding	11,460,694	11,414,150	11,436,609	11,362,416
Net income/(loss) per share – diluted:
Net income/(loss) per share	$0.10	$0.04	$0.39	$(0.14)
Weighted average shares outstanding	12,015,742	11,414,150	12,051,679	11,362,416

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	317,835	317,835
Net income	-	-	-	1,323,494	-	1,323,494
Balance December 31, 2020	11,414,150	$1,141	$302,270,242	$(300,947,439)	$(603,238)	$720,706

Foreign currency translation adjustments	-	-	-	-	(265,347)	(265,347)
Issuance of Common Stock for options/warrants exercised	39,640	4	(4)	-	-	-
Net income	-	-	-	2,184,231	-	2,184,231
Balance March 31, 2021	11,453,790	$1,145	$302,270,238	$(298,763,208)	$(868,585)	$2,639,590

Foreign currency translation adjustments	-	-	-	-	36,762	36,762
Issuance of Common Stock for options/warrants exercised	8,176	1	(1)	-	-	-
Tax withheld on issuance of Common Stock for options/warrants exercised	-	-	(2,375)	-	-	(2,375)
Net income	-	-	-	1,198,041	-	1,198,041
Balance June 30, 2021	11,461,966	$1,146	$302,267,862	$(297,565,167)	$(831,823)	$3,872,018

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Share-based compensation	-	-	19,687	-	-	19,687
Issuance of Common Stock to employees for services	12,500	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	-	(64,098)	(64,098)
Net loss	-	-	-	(232,625)	-	(232,625)
Balance December 31, 2019	11,414,150	1,141	302,270,242	(302,384,917)	(1,065,700)	(1,179,234)

Foreign currency translation adjustments	-	-	-	-	132,588	132,588
Net loss	-	-	-	(1,721,059)	-	(1,721,059)
Balance March 31, 2020	11,414,150	$1,141	302,270,242	(304,105,976)	(933,112)	(2,767,705)

Foreign currency translation adjustments	-	-	-	-	8,497	8,497
Net income	-	-	-	414,062	-	414,062
Balance June 30, 2020	11,414,150	$1,141	$302,270,242	$(303,691,914)	$(924,615)	$(2,345,146)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,705,766	$(1,539,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,011,261	2,995,207
Bad debt expense	107,429	190,697
Stock based compensation	-	19,687
Loss on monitoring equipment included in cost of revenue	307,776	400,888
Amortization of debt issuance costs	11,111	-
Amortization of monitoring center assets included in cost of revenue	28,687	-
Income on extinguishment of debt	(1,000,756)	-
Foreign currency exchange (gain)/loss	(1,133,900)	655,791
Change in assets and liabilities:
Accounts receivable, net	(942,127)	1,448,833
Inventories	4,200	26,500
Prepaid expense, deposits, and other assets	(2,520,763)	267,608
Accounts payable	150,222	(2,039,014)
Accrued liabilities	949,143	949,192
Net cash provided by operating activities	3,678,049	3,375,767

Cash flow from investing activities:
Purchase of property and equipment	(115,577)	(63,374)
Capitalized software	(1,305,520)	(1,089,879)
Purchase of monitoring equipment and parts	(2,350,770)	(810,042)
Net cash used in investing activities	(3,771,867)	(1,963,295)

Cash flow from financing activities:
Principal payments on long-term debt	(155,069)	(27,446)
Payment of deferred financing fees	(271,084)	-
Proceeds from notes payable	1,943,213	933,200
Net cash provided by financing activities	1,517,060	905,754

Effect of exchange rate changes on cash	91,796	(184,292)

Net increase in cash	1,515,038	2,133,934
Cash, beginning of period	6,762,099	6,896,711
Cash, end of period	$8,277,137	$9,030,645

Cash paid for interest	$673,109	$26,160

Non-cash investing and financing activities
Interest previously in accrued liabilities and added to Notes Payable (See Note 19)	$12,531,556	$-

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2021, and results of its operations for the three and nine months ended June 30, 2021. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020. The results of operations for the three and nine months ended June 30, 2021 may not be indicative of the results for the fiscal year ending September 30, 2021.

As of June 30, 2021 and September 30, 2020, the Company had an accumulated deficit of $297,565,167 and $302,270,933, respectively. The Company had net income of $4,705,766 for the nine months ended June 30, 2021 and incurred a net loss of $1,539,622 for the nine months ended June 30, 2020. The Company may continue to incur losses and require additional financial resources. The Company also has $42,864,000 of debt maturing in July 2024 and six notes payable maturing between February 2, 2024 and February 17, 2025 related to the construction of two monitoring centers in Chile totaling $1,776,876 at June 30, 2021. See Note 19. The Company’s transition to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Recently Adopted Accounting Standards

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update were effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASU 2016-02 on October 1, 2019. See Note 16 for the impact the adoption had on our consolidated financial position, results of operations and cash flows.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at June 30, 2021.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of June 30, 2021 and 2020, there were 15,000 and 685,259 outstanding common share equivalents that were not included in the computation of Basic EPS and Diluted EPS for the three and nine months ended June 30, 2021 and 2020, respectively, as their effect would be anti-dilutive.

At June 30, 2021 551,486 stock options and warrants had exercise prices that were below the market price of $2.75, and have been included in the basic and diluted earnings per share calculations. At June 30, 2020, all stock option and warrant exercise prices were above the market price of $0.25, respectively, and thus have not been included in the basic earnings per share calculation.

The common stock equivalents outstanding as of June 30, 2021 and June 30, 2020 consisted of the following:

	June 30,	June 30,
	2021	2020
Exercisable common stock options and warrants	566,486	685,259
Total common stock equivalents	566,486	685,259

(8) REVENUE RECOGNITION

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability. The balances of accounts receivable, net and contract liabilities at October 1, 2019 were $6,763,236 and $389,229, respectively. The balance of the contract liabilities at June 30, 2021 and September 30, 2020 were $14,021 and $147,921, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $42,062 and $133,997 of deferred revenue in the three and nine months ended June 30, 2021, respectively, and $70,346 and $219,404 of deferred revenue in the three and nine months ended June 30, 2020, respectively.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$7,542,836	73%	$5,891,741	69%
Latin America	2,649,575	26%	2,441,429	29%
Other	115,409	1%	150,740	2%
Total	$10,307,820	100%	$8,483,910	100%

	Nine Months Ended June 30, 2021		Nine Months Ended June 30, 2020
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$21,740,027	74%	$16,885,664	67%
Latin America	7,521,894	25%	7,704,645	31%
Other	309,634	1%	446,158	2%
Total	$29,571,555	100%	$25,036,467	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 99% and 98% for the nine months ended June 30, 2021, and 2020, respectively) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia in the nine months ended June 30, 2021 and Canada, New Zealand, Saudi Arabia, South Africa and Vietnam in the nine months ended June 30, 2020.

(9) PREPAID EXPENSE AND DEPOSITS

As of June 30, 2021, and September 30, 2020, the outstanding balance of prepaid expense and deposits was $895,145 and $866,389, respectively. These balances are comprised largely of tax deposits, prepaid bond insurance, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, Shadow, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2021, and September 30, 2020, inventory consisted of the following:

	June 30, 2021	September 30, 2020
Finished goods inventory	$136,542	$131,089
Reserve for damaged or obsolete inventory	-	(6,483)
Total inventory, net of reserves	$136,542	$124,606

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $11,103 and $35,123 during the nine months ended June 30, 2021 and 2020, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory charges are included in Monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Equipment, software and tooling	$1,391,426	$1,272,635
Automobiles	5,501	5,156
Leasehold improvements	1,353,162	1,290,708
Furniture and fixtures	351,307	341,896
Total property and equipment before accumulated depreciation	3,101,396	2,910,395
Accumulated depreciation	(2,866,631)	(2,531,631)
Property and equipment, net of accumulated depreciation	$234,765	$378,764

Property and equipment depreciation expense for the three months ended June 30, 2021 and 2020 was $43,275 $74,777, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2021 and 2020 was $267,740 and $235,555, respectively.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of June 30, 2021 and September 30, 2020 was as follows:

	June 30, 2021	September 30, 2020
Monitoring equipment	$8,918,449	$8,705,830
Less: accumulated depreciation	(5,768,050)	(6,639,883)
Monitoring equipment, net of accumulated depreciation	$3,150,399	$2,065,947

Depreciation of monitoring equipment for the three months ended June 30, 2021 and 2020 was $367,924 and $356,668, respectively. Depreciation of monitoring equipment for the nine months ended June 30, 2021 and 2020 was $1,078,268 and $1,084,869, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the nine months ended June 30, 2021 and June 30, 2020, the Company recorded charges of $296,673 and $400,888, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes intangible assets at June 30, 2021 and September 30, 2020, respectively:

Intangible assets:	June 30, 2021	September 30, 2020
Patent & royalty agreements	$21,170,565	$21,170,565
Developed technology	16,210,093	14,134,562
Customer relationships	1,860,000	1,860,000
Trade name	320,776	318,438
Website	78,201	78,201
Total intangible assets	39,639,635	37,561,766
Accumulated amortization	(18,150,085)	(16,390,721)
Intangible assets, net of accumulated amortization	$21,489,550	$21,171,045

The intangible assets summarized above were purchased or developed on various dates from January 2010 through June 30, 2021. The assets have useful lives ranging from three to twenty years. Amortization expense for the three months ended June 30, 2021 and 2020 was $544,534 and $556,937, respectively. Amortization expense for the nine months ended June 30, 2021 and 2020 was $1,665,253 and $1,674,783, respectively.

(14) GOODWILL

The following table summarizes the activity of goodwill at June 30, 2021 and September 30, 2020, respectively:

	June 30,	September 30,
	2021	2020
Balance - beginning of period	$8,220,380	$8,187,911
Effect of foreign currency translation on goodwill	298,199	32,469
Balance - end of period	$8,518,579	$8,220,380

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2021.

(15) OTHER ASSETS

As of June 30, 2021 and September 30, 2020, respectively, the outstanding balance of other assets was 4,349,103 and $2,166,743, respectively. Other assets at June 30, 2021 are comprised largely of cash used as collateral for Performance Bonds (as defined in Note 23) for an international customer, as well as contractually required monitoring center and other equipment, right of use assets, lease deposits, insurance costs and other long-term assets. The Company anticipates these Performance Bonds will be reimbursed to the Company upon completion of its contracts with the customer.

The Company is contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which will be owned by the customer when construction is completed. The Company has incurred approximately $1.3 million in costs for monitoring centers and related equipment at June 30, 2021 and estimates the total to construct and equip the locations will be approximately $2.0 million. The cost of these assets is amortized monthly in Monitoring, products and other related services on the Condensed Consolidated Statement of Operations over the life of the new contract. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

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

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of June 30, 2021 and September 30, 2020.

	June 30, 2021		September 30, 2020
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$222,947	$-	$375,397	$-
Accrued liabilities		192,070	-	210,910
Long-term liabilities		30,877	-	164,487

The following table summarizes the supplemental cash flow information for the nine months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Cash paid for noncancelable operating leases included in operating cash flows	$229,638	$280,758

Right of use assets obtained in exchange for operating lease liabilities:	$2,245	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of June 30, 2021 are:

Operating Leases
From July 2021 to September 2021	$59,609
From October 2021 to September 2022	170,169
From October 2022 to September 2023	3,612
Undiscounted cash flow	233,390
Less: imputed interest	(10,443)
Total	$222,947

Reconciliation to lease liabilities:
Lease liabilities - current	$192,070
Lease liabilities - long-term	30,877
Total lease liabilities	$222,947

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2021 were 1.1 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2021 and September 30, 2020, respectively:

	June 30, 2021	September 30, 2020
Accrued payroll, taxes and employee benefits	$1,989,977	$1,607,920
Deferred revenue	14,021	147,921
Accrued taxes - foreign and domestic	154,394	324,221
Accrued other expense	109,565	117,264
Accrued legal and other professional costs	703,783	725,547
Accrued costs of revenue	447,656	309,470
Right of use liability	192,070	210,910
Deferred financing fees	180,000	-
Accrued interest	4,076	11,515,375
Total accrued liabilities	$3,795,542	$14,958,628

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

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of June 30, 2021 and September 30, 2020 consisted of the following:

	June 30, 2021	September 30, 2020

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, net of unamortized issuance costs of $360,602, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2022, with all principal and accrued and unpaid interest due on July 1, 2024. The Company paid $581,045 interest on this loan during the nine months ended June 30, 2021 and intends to make its interest payments every six months going forward.	$42,503,398	$30,400,000

Note payable with BMO Harris Bank for a Paycheck Protection Program (“PPP”) loan with the U.S. Small Business Administration (“SBA”), bearing interest at a rate of 1% per annum, with a maturity of May 19, 2022. The loan was forgiven on January 8, 2021.	-	933,200

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	83,960	-

Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $26,099 at June 30, 2021, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	394,615	-

Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $18,885 at June 30, 2021, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	321,123	-

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	183,643	-

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $389 at June 30, 2021, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	121,576	-

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $34,498 at June 30, 2021, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	592,088	-

Total debt obligations	44,200,403	31,333,200
Less: current portion	(552,555)	(30,914,625)
Long-term debt, less current portion	$43,647,848	$418,575

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the note payable for total principal of $42,931,556. Conrent forgave $67,556 of the amount due and the new Amended Facility principal and interest became $42,864,000. Interest payments are scheduled to be made on July 1, 2022, July 1, 2023 and on July 1, 2024 with the principal payment. We will begin amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of June 30, 2021, $42,864,000 of principal and $0 of interest was owed to Conrent.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). On December 8, 2020, the Company filed the application for forgiveness with BMO Harris Bank National Association (the “Lender”) and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186 USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile. The loan bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965 USD), net of 2,801,500CLP fees ($3,897 USD), from Banco Santander. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Santander as lender. The loan was used to comply with the construction of Gendarmeria de Chile monitoring center in Santiago, Chile and remodeling a temporary monitoring center. The loan bears an interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954 USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan provided was used for the construction of the Gendarmeria de Chile monitoring center in Santiago city and computer equipment for Gendarmeria branch offices. The loan bears an interest rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304 USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330 USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed of 99,808,328CLP ($136,564 USD), net of 210,485CLP fees ($286 USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan provided was used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214 USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds will be used as working capital and to comply with the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears an interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317 USD) in broker fees which are amortized over the life of the loan.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2021:

Twelve months ended June 30:	Total
2022	$552,555
2023	604,073
2024	500,856
2025	42,983,392
Total	44,640,876
Issuance costs	(440,473)
Debt obligations, net of unamortized issuance costs	$44,200,403

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of June 30, 2021, there were no shares of preferred stock outstanding.

No dividends were paid during the three- and nine-month period ended June 30, 2021 or 2020, respectively.

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

As of June 30, 2021, no shares of Series A Preferred were issued and outstanding.

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

As of June 30, 2020, the Board of Directors suspended further awards under the 2012 Plan until further notice. The Company recorded expense of $0 and $19,687 for the nine months ended June 30, 2021 and 2020, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan. On February 11, 2021 and April 15, 2021, former members of the Board of Directors received 39,640 and 8,176 shares of Common Stock by exercising95,872 and 22,901 warrants, respectively, through a net exercise provision of the Common Stock Purchase Warrant Agreement. There were 27,218 shares of common stock available for issuance under the 2012 Plan as of June 30, 2021.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2021 and 2020, the Company granted no options and warrants to purchase shares of common stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 for the nine months ended June 30, 2021 and 2020, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at June 30, 2021 and no future issuances are expected under the 2012 Plan.

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

A summary of stock option (warrant) activity for the three months ended June 30, 2021 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2020	685,259	$1.56	1.90 years	$-
Granted	-	-
Expired/Cancelled	-	-
Exercised	(118,773)	(1.19)
Outstanding as of June 30, 2021	566,486	$1.64	1.14 years	$835,516
Exercisable as of June 30, 2021	566,486	$1.64	1.14 years	$835,516

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $2.75 at June 30, 2021.

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

For the nine months ended June 30, 2021 and 2020, the Company incurred a net income (loss) for income tax purposes of $4,705,766 and ($1,539,622) respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which is pending. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. The Company removed the matter to federal court and subsequently filed its answer denying Plaintiff’s allegations in August 2019. On July 1, 2021 the parties reached a settlement, and the case was dismissed with prejudice on July 22, 2021 pursuant to a joint stipulation of the parties.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California in Case No. 21 STCV 21345, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by the Plaintiff who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company has not yet been served with the lawsuit.

Performance Bonds

As of June 30, 2021, Company has two performance bonds in connection with a foreign customer totaling $2,508,585, (“Performance Bonds”) of which $1,755,976 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $752,609 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, as follows: $327,945 on January 18, 2022 and $1,428,031 on July 2, 2024. In March 2021, the Company has placed a $714,032 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released following completion of the transaction.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest per annum for the Performance Bond expiring in January 2022 and 2.8% interest per annum for the Performance Bond expiring in July 2024. Related interest expense recorded for the nine months ended June 30, 2021 of $43,490. During the nine months ended June 30, 2020 the Company expensed $12,484 related to the Performance Bond which expires on January 18, 2022.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020. During the nine months ended June 30, 2021, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing sales opportunities as some government agencies delay new RFP (Request for Proposal) processes. (See Item 1A - Risk Factors). Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational as have key business partners providing manufacturing and call center services. Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the majority of Company employees are effectively working from home to mitigate the challenges created by COVID-19, although there are now plans to reopen offices in the US and Chile later this year. However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

For the three months ended June 30, 2021, the Company recognized total revenue from operations of $10,307,820 compared to $8,483,910 for the three months ended June 30, 2020, an increase of $1,823,910 or approximately 21%. The $1,823,910 increase in total revenue was largely the result of an increase in domestic monitoring revenue and other related services. For the three months ended June 30, 2021, the Company recognized revenue from monitoring and other related services of $10,183,133 compared to $8,325,697 for the three months ended June 30, 2020, an increase of $1,857,436 or approximately 22%. This growth in monitoring and other related services revenue is more predictable than product sales. Monitoring and other related service revenue, which comprises the substantial majority of total revenue, increased due to growth by clients in Illinois, Indiana, Chile, Michigan, and Virginia, partially offset by a decrease in revenue in Mexico and a U.S. reseller of our services.

Product sales and other revenue for the three months ended June 30, 2021 decreased to $124,687 from $158,213 in the same period in 2020, a decrease of $33,526 or approximately 21%.

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

Cost of Revenue

During the three months ended June 30, 2021, cost of revenue totaled $4,671,969 compared to cost of revenue during the three months ended June 30, 2020 of $3,862,731, an increase of $809,238 or approximately 21%. The increase in cost of revenue was largely the result of higher monitoring costs of $565,012, higher commission costs of $138,874, higher server costs of $125,479, higher freight costs of $62,481 and higher depreciation and amortization costs of $38,589. These increases were partially offset by lower lost, stolen and damaged devices of $81,515 and lower repair costs of $63,458.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2021 and 2020 totaled $521,386 and $482,797, respectively, an increase of $38,589. These costs represent the depreciation of ReliAlert™ and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended June 30, 2021, gross profit totaled $5,635,851 representing an increase of $1,014,672 or approximately 22% compared to the same period last year, resulting in a gross margin of approximately 55% compared to $4,621,179 or a gross margin of approximately 54% during the three months ended June 30, 2020. The increase in absolute gross profit of $1,014,672 or 22% is due to an increase in revenue of $1,823,910, offset by associated increases in certain costs of revenue, including monitoring activity, commission costs, server costs, freight and depreciation of devices.

General and Administrative Expense

During the three months ended June 30, 2021, general and administrative expense totaled $2,868,839 compared to $2,329,520 for the three months ended June 30, 2020. The increase of $539,319 or approximately 23% in general and administrative expense resulted largely from higher legal and professional fees of $271,660, higher payroll and payroll taxes of $123,687, higher bad debt expense of $58,277, higher severance expense of $42,082, higher travel and entertainment expense of $26,774 and higher insurance expense of $26,547.

Selling and Marketing Expense

During the three months ended June 30, 2021, selling and marketing expense increased to $703,014 compared to $487,786 for the three months ended June 30, 2020. The increase in expense of $215,228, or approximately 44% is principally the result of higher consulting and outside service expense of $103,738, higher payroll and payroll taxes of $91,165 and higher travel and entertainment expense of $14,616.

Research and Development Expense

During the three months ended June 30, 2021, research and development expense totaled $332,588 compared to $281,820 for the three months ended June 30, 2020, an increase of $50,768 or approximately 18%. The increase resulted largely from higher payroll and taxes of $39,925 and higher dues and subscriptions of $6,107. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface and automation. As a result of these improvements, $407,839 was capitalized as developed technology during the three months ended June 30, 2021 and $409,149 was capitalized in the three months ended June 30, 2020. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended June 30, 2021, depreciation and amortization expense totaled $434,348 compared to $505,585 for the three months ended June 30, 2020, a decrease of $71,237 or approximately 14%, largely due to fully depreciated assets.

Total Operating Expense

During the three months ended June 30, 2021, total operating expense increased to $4,338,789 compared to $3,604,711 for the three months ended June 30, 2020, an increase of $734,078 or approximately 20%. The increase is principally due to the factors disclosed above.

Operating Income

During the three months ended June 30, 2021, operating income was $1,297,062 compared to $1,016,468 for the three months ended June 30, 2020, an improvement of $280,594 or approximately 28%. This improvement was due to an increase in gross profit of $1,014,672, which resulted from higher revenue of $1,823,910, partially offset by the higher cost of revenue directly related to additional monitoring devices. This increase in gross profit was partially offset by an increase in operating expense of $734,078, primarily due to higher general and administrative expense and higher selling and marketing expense.

Other Income (Expense)

For the three months ended June 30, 2021, other (expense) totaled ($277,897) compared to other (expense) of ($87,728) for the three months ended June 30, 2020, an increase in net expense of $190,169. The increase in other expense is largely due to lower positive currency exchange rate movements of $344,083 compared to the third fiscal quarter of 2020, partially offset by lower interest expense of $153,914. See Note 19.

Net Income (Loss) Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $1,198,041 for the three months ended June 30, 2021, compared to a net income attributable to common stockholders of $414,062 for the three months ended June 30, 2020, an improvement of $783,979. This improvement is due to improved operating income, a tax benefit related to foreign operations and lower interest expense, partially offset by lower positive currency exchange rate movements.

Nine months Ended June 30, 2021 Compared to Nine months Ended June 30, 2020

Revenue

For the nine months ended June 30, 2021, the Company recognized revenue from operations of $29,571,555, compared to $25,036,467 for the nine months ended June 30, 2020, an increase of $4,535,088 or approximately 18%. Of this total revenue, $29,197,152 and $24,587,212, are from monitoring and other related services, respectively, an increase of $4,609,940 or approximately 19%. The increase in revenue was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Illinois, Michigan, and Puerto Rico, partially offset by our customers in Chile, a U.S. reseller of our services, and Mexico. The decrease in revenue in Chile is largely due to a reduction in the number of offenders monitored caused by the impact of COVID-19 on the Chilean courts when compared to the same period in 2021.

Other revenue for the nine months ended June 30, 2021 decreased to $374,403 from $449,255 in the same period in 2021 largely due to lower license sales and maintenance revenue and lower product sales.

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

Cost of Revenue

During the nine months ended June 30, 2021, cost of revenue totaled $13,287,916 compared to cost of revenue during the nine months ended June 30, 2020 of $11,312,916, an increase of $1,975,000 or approximately 17%. The increase in cost of revenue was largely the result of higher monitoring costs of $1,361,810, higher commission costs of $447,927, higher server costs of $245,326, higher freight costs of $185,306 and higher depreciation and amortization of $70,687. These costs were partially offset by lower repair costs of $162,680, lower drug testing costs of $97,882 and lower lost, stolen and damaged devices of $93,112.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2021 and 2020 totaled $1,535,083 and $1,464,396, respectively. This $70,687 or approximately 5% increase in costs represents an increase in the number of devices. Devices are depreciated over a one to five-year useful life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the nine months ended June 30, 2021, gross profit totaled $16,283,639, resulting in a gross margin of approximately 55%, compared to $13,723,551, or a gross margin of approximately 55% during the nine months ended June 30, 2020. The increase in absolute gross profit of $2,560,088 or 19% is due to an increase in revenue of $4,609,940, offset by associated increases in certain costs of revenue, including monitoring activity, commission costs, server costs, freight and depreciation of devices.

General and Administrative Expense

During the nine months ended June 30, 2021, general and administrative expense totaled $7,583,410 compared to $8,064,593 for the nine months ended June 30, 2020. The decrease of $481,183 or approximately 6% in general and administrative expense resulted largely from lower payroll and taxes of $292,979, lower bad debt expense of $83,268, lower travel and entertainment expenses of $63,231 and lower consulting and outside service expenses of $36,228.

Selling and Marketing Expense

During the nine months ended June 30, 2021, selling and marketing expense totaled $1,867,880 compared to $1,671,767 for the nine months ended June 30, 2020. The $196,113, or approximately 12% increase resulted largely from higher consulting and outside service expenses of $146,218, higher payroll and taxes of $142,385, partially offset by lower travel and entertainment expenses of $80,745.

Research and Development Expense

During the nine months ended June 30, 2021, research and development expense totaled $974,451 compared to research and development expense for the nine months ended June 30, 2020 totaling $901,712, an increase of $72,739 or approximately 8%. The increase resulted largely from higher payroll and taxes of $82,432 and higher dues and subscriptions of $15,658 partially offset by lower travel and entertainment expenses of $28,530. In addition, we are significantly enhancing our technology platform to improve the efficiency of our software, firmware, user interface, and automation. As a result of these improvements, $1,305,520 was capitalized as developed technology during the nine months ended June 30, 2021 and $1,089,879 was capitalized during the nine months ended June 30, 2020. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the nine months ended June 30, 2021, depreciation and amortization expense totaled $1,476,178 compared to $1,530,811 for the nine months ended June 30, 2020. The $54,633 or approximately 4% decrease was largely the result of fully amortized assets.

Total Operating Expense

During the nine months ended June 30, 2021, total operating expense decreased to $11,901,919 compared to $12,168,883 for the nine months ended June 30, 2020, a decrease of $266,964 or approximately 2%. The decrease was largely due to lower general and administrative expense of $481,183 and lower depreciation and amortization expense of $54,633. These costs were partially offset by higher selling and marketing expense of $196,113 and higher research and development expense of $72,739.

Operating Income

During the nine months ended June 30, 2021, operating income was $4,381,720 compared to $1,554,668 for the nine months ended June 30, 2020, an improvement of $2,827,052 or approximately 182%. This improvement was due to an increase in gross profit of $2,560,088 and a reduction in operating expense of $266,964.

Other Income and Expense

For the nine months ended June 30, 2021, other income totaled $460,183 compared to other (expense) of ($2,481,864) for the nine months ended June 30, 2020. The decrease in expense of $2,942,047 in net other expense was largely a result of positive currency exchange rate movements of $1,789,691, a gain on forgiveness of loans of $1,000,756 and lower interest expense of $147,227.

Net income (loss) Attributable to Common Shareholders

The Company had net income from continuing operations for the nine months ended June 30, 2021 totaling $4,705,766 compared to a net loss of ($1,539,622) for the nine months ended June 30, 2020, representing an improvement of $6,245,388 or approximately 406%.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities. As of June 30, 2021, approximately $42.9 million of principal and no interest was owed to Conrent Invest S.A. (“Conrent”) under a loan (the “Conrent Facility Agreement”) that matures on July 1, 2024. Pursuant to an amendment to the Conrent Facility Agreement dated December 21, 2020, previously accrued interest was capitalized and added to the original principal of $30.4 million, following the approval by the noteholders who owned the securities from Conrent used to finance the Conrent Facility Agreement (the “Noteholders”), effective March 1, 2021. See Note 19 to the Condensed Consolidated Financial Statements. The Company recorded a gain of $67,556 in other income/expense in the nine months ended June 30, 2021 related to the partial forgiveness on the Conrent Facility Agreement.

In May 2020, we received proceeds of approximately $933,200 from a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). On December 8, 2020, the Company filed the application for forgiveness, and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven. The Company recorded a gain of $933,200 in other income/expense in the nine months ended June 30, 2021 related to the forgiveness on this loan.

During the nine months ended June 30, 2021, the Company received an aggregate of 1,415,243,935CLP ($1,943,213 USD), net of fees, from four lenders related principally to the construction of two monitoring centers in Chile. See Note 19 to the Condensed Consolidated Financial Statements.

Other than the above-mentioned items, no borrowings or sales of equity securities occurred during the nine months ended June 30, 2021 or during the year ended September 30, 2020.

Net Cash Flows from Operating Activities.

During the nine months ended June 30, 2021, we had cash flows provided by operating activities of $3,678,049, compared to cash flows provided by operating activities of $3,375,767 for the nine months ended June 30, 2020, representing a $302,282 increase or approximately 9%. The increase in cash from operations was the result of an increase in net income, partially offset by an increase in prepaid and other assets largely associated with the award of a new contract in Chile and an increase in accounts receivable.

Net Cash Flows from Investing Activities.

The Company used $3,771,867 of cash for investing activities during the nine months ended June 30, 2021, compared to $1,963,295 of cash used during the nine months ended June 30, 2020. Cash used for investing activities was used for significant enhancements of our software platform and purchases of monitoring and other equipment to meet customer demand during the nine months ended June 30, 2021. Purchases of monitoring equipment and parts increased $1,540,728, compared to the prior period, largely due to increased demand from customers and an increase in capitalized software of $215,641 as the Company completes its new software platform.

Net Cash Flows from Financing Activities.

The Company was provided $1,517,060 of cash from financing activities during the nine months ended June 30, 2021, compared to $905,754 of cash provided from financing activities during the nine months ended June 30, 2020. The $1,517,060 received in the nine months ended June 30, 2021 was due to net cash proceeds of $1,672,129 from four lenders related principally to the construction of two monitoring centers in Chile, partially offset by loan principal payments of $155,069. The $905,754 of cash provided by operations during the nine months ended June 30, 2020 was largely due to cash proceeds from the $933,200 PPP loan.

Non-Cash Investing and Financing Activities

The Company recorded $12,531,556 in non-cash financing activities during the nine months ended June 30, 2021, compared to $0 during the nine months ended June 30, 2020. On March 1, 2021, the Company and Conrent finalized the Amended Facility Agreement and $12,531,556 of accrued interest to the note payable was transferred to the principal amount. See Note 19 to the Condensed Consolidated Financial Statements.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2021, the Company had unrestricted cash of $8,277,137 compared to unrestricted cash of $6,762,099 as of September 30, 2020. As of June 30, 2021, we had a working capital of $9,080,826, compared to a working capital deficit of $34,773,161 as of September 30, 2020. This increase in working capital of $43,853,987 is principally due to the 3-year extension of the Conrent loan of $30,400,000 and the capitalization interest to increase the loan balance to $42,864,000 on March 1, 2021, which is now due on July 1, 2024.

On May 19, 2020, the Company received net proceeds of $933,200 from a loan from the SBA pursuant to the PPP enacted by Congress under the CARES Act, which was fully forgiven on January 8, 2021. See Note 19 to the Consolidated Financial Statements.

On December 4, 2019, the Company requested that Conrent extend the maturity of the Conrent Facility Agreement from April 1, 2020 to July 1, 2021, which was approved on January 10, 2020 (the “Amended Facility Agreement”). On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”). Pursuant to the Amended Facility, previously accrued interest was capitalized and added to the original principal of $30.4 million following Conrent’s receipt of the Noteholders approval, which was completed in the second fiscal quarter of 2021, and reduces the interest rate of the Amended Facility from 8% to 4%. The principal amount of the Amended Facility at June 30, 2021 was $42,864,000, excluding financing fees. At June 30, 2021, there is $0 unpaid interest related to the Amended Facility. See Note 19 to the Consolidated Financial Statements.

The Company believes it will be able to continue to fund future operations using cash on hand and through operational cash flows.

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

Foreign Currency Risks

We had $4,534,424 and $6,374,742 in foreign currency revenue from sources outside of the United States for the nine months ended June 30, 2021 and 2020, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange gain of $1,133,900 and foreign exchange loss of ($655,791) in the nine months ended June 30, 2021 and 2020, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by COVID-19 and government policies issued as a result of COVID-19. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2021.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagrees with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which is pending. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Blaike Anderson v. Track Group, Inc., et. al. On June 24, 2019, Blaike Anderson filed a complaint seeking unspecified damages in the State Court of Marion County, Indiana, alleging liability on the part of defendants for providing a defective ankle monitoring device and failure to warn plaintiff regarding the condition thereof. The Company removed the matter to federal court and subsequently filed its answer denying Plaintiff’s allegations in August 2019. On July 1, 2021 the parties reached a settlement, and the case was dismissed with prejudice on July 22, 2021 pursuant to a joint stipulation of the parties.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California in Case No. 21 STCV 21345, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by the Plaintiff who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company has not yet been served with the lawsuit.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2020, filed on December 23, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted.

The global semiconductor shortage could impact the Company’s future results.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, which could last through at least the remainder of 2021, has been exacerbated by the surge in demand for a wide variety of products across several industries, all of which require varying amounts of semiconductors. To meet current demand, the Company has orders for printed circuit board assemblies (“PCBAs”) required to manufacture new devices which it began receiving in May 2021. However, the lead times for certain components required by our PCBAs are now up to one year or more. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted.

As of August 10, 2021, other than mentioned above, there have been no material changes to the risk factors disclosed in the above-referenced Form 10-K.

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

Track Group, Inc.

Date: August 10, 2021	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: August 10, 2021	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)

