Form 10-K
period 2021-09-30
Track Group, Inc.
filed 2021-12-16
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
or

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2021 was approximately $7.1 million. As of December 1, 2021, there were 11,524,978 shares of Common Stock issued and outstanding.

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

Recent Developments

COVID-19

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing sales opportunities as some government agencies delay new RFP (Request for Proposal) processes. (See Item 1A - Risk Factors). Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational as have key business partners providing manufacturing and call center services. Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the majority of Company employees have effectively worked from home to mitigate the challenges created by COVID-19. As the conditions have improved with respect to COVID-19, both our Chile office and the corporate headquarters in the greater-Chicago area have recently reopened. However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the widespread availability and acceptance of COVID vaccines; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; any closures of clients’ offices or the courts on which they rely and any requirements imposed by customers regarding the vaccination status of those Company employees, contractors or partners who are assisting those customers in running their programs.

Chilean Prison System

The Company previously disclosed on May 7, 2020 that the Chilean Prison System (“GENCHI”), which has been our customer since 2014, had notified the Company of its decision to award a new contract to a competitor of the Company. Subsequently, since the competitor did not proceed to sign the contract in due time, GENCHI rescinded the prior award to the competitor and re-awarded the Company with a new contract for forty-one months. The Company signed the new contract on July 30, 2020 and the Contraloria General de la Republica de Chile approved the new contract on October 1, 2020. As a result, the Company completed construction of a new monitoring center in Santiago, Chile and expects a back-up monitoring center in Southern Chile required by the new contract to be completed in December 2021. GENCHI will commence implementation of the new contract shortly after the completion of the back-up center.

Conrent Facility Agreement

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of that certain facility agreement between the Company and Conrent Invest, S.A. (Conrent"), dated December 30, 2013, as amended on February 24, 2019, and further amended on January 7, 2020 (the "Amended Facility Agreement"), which previously provided for a $30.4 million unsecured debt facility. On November 25, 2020, the investors who owned the securities from Conrent used to finance the facility (the "Noteholders") held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement (the "Amended Facility") which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On June 28, 2021, the Company restarted interest payments to Conrent under the Amended Facility which will be made semi-annually going forward. See Note 7 to the Consolidated Financial Statements.

Certification of ReliAlert®XC4

The Company’s new flagship device, the ReliAlert®XC4, was certified in the fourth quarter of calendar 2020 by the Federal Communications Commission and PTCRB, which was established in 1997 as the certification forum by select North American cellular operators and is designed to operate on both the AT&T and Verizon networks. The Company commenced deployment of the new LTE device into certain markets in North America.

Products and Services

Devices

ReliAlert®XC 4

ReliAlert®XC4 is our flagship GPS device, which is the safest and most reliable monitoring device ever made. It is the only one-piece GPS device with patented 3-way voice communication to assist intervention efforts, now on the LTE network with increased battery life. This device includes on-board processing, secondary location technology, a 95db siren, embedded RF technology, anti-tampering capability, increased battery life and sleep mode.

ReliAlert®-XC 3

Advanced features enable agencies to effectively track offender movements and communicate directly with offenders in real-time, through a patented, on-board two/three-way voice communication technology. This device includes an enhanced GPS antenna and GPS module for higher sensitivity GPS, enhanced voice audio quality, increased battery performance of 50+ hours, 3G cellular capabilities, improved tamper sensory, and durability enhancements.

Shadow

Driven by customer demand to improve the performance and affordability of offender tracking devices, Shadow is the smallest and lightest device of its kind with a sleek, modern design featuring an enhanced mobile charging capability that makes it easier to use. The device is 3G compliant and fully supported by all global mobility providers.

Operating System Software

IntelliTrack

IntelliTrack is a secure state of the art device-agnostic platform that provides the foundation for seamlessly and securely connecting devices, delivering trusted data to the cloud, with views of current or historical tracking provided by Google MapsTM for use with predictive analytics.

TrackerPAL®

TrackerPAL® is a secure, cloud-based monitoring system that gives customers the ability to not only collect, but also store, analyze, assess and correlate offender data for both accountability and auditing reasons, as well as to use with predictive analytics applications and assess criminal behavior and rehabilitation opportunities.

Application Software

IntelliTrack Mobile

A mobile application of the Intellitrack software is available for Android and iOS devices.

TrackerPAL® Mobile

A mobile application of the TrackerPAL® software is available for Android and iOS devices.

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

Accessories

SecureCuff®

The SecureCuff® is a patented, optional accessory available exclusively for ReliAlert® and is the only uncuttable strap in the industry specifically made for high-risk offenders. SecureCuff® has encased, hardened steel bands that provide extreme cut-resistance and includes the same fiber-optic technology as the standard strap for tampering notification.

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

Customer Care

We offer a range of support options for our customers. These include assistance that is built into software products, printed and electronic product manuals, in-person training, online support including comprehensive product information, as well as technical assistance.

Research and Development Program

During the fiscal year ended September 30, 2021, we incurred research and development expense of $1,548,527, as compared to $1,182,542 recognized during fiscal year 2020. The $365,985 increase in research and development cost reflects higher wages and payroll taxes of $363,537 as a result of the completion of our new technology platform and higher dues and subscriptions of $18,240, partially offset by lower travel and entertainment of $24,651. The Company completed its new technology platform during fiscal year ended September 30, 2021, which has been rolled out to the majority of its U.S. customers. The Company has now significantly enhanced its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,349,550 was capitalized as developed technology during the year ended September 30, 2021. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology. This represented a decrease of $164,932 compared to the $1,514,482 capitalized as developed technology during the year ended September 30, 2020.

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

National Footprint with International Presence. We operate in approximately 37 states as well as select international locations, including Chile, Puerto Rico, Saudi Arabia and Bahamas. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

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

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. See Item 1A Risk Factors.

Dependence on Major Customers

We had sales to two entities that each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2021 and 2020, respectively:

	2021	%	2020	%

Customer A	$6,155,718	16%	$6,374,742	19%
Customer B	$6,119,965	15%	$452,904	1%
Customer C	$2,845,655	7%	$3,710,759	11%
Customer D	$2,833,972	7%	$2,561,537	8%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2021 or 2020.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2021 and 2020, respectively, are shown in the table below:

	2021	%	2020	%

Customer A	$1,150,046	16%	$536,587	10%
Customer B	$1,052,538	15%	$410,933	7%
Customer C	$375,526	5%	$374,809	7%
Customer D	$753,618	11%	$494,237	9%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during the fiscal years ended September 30, 2021 and 2020 was $1,943,956 and $2,033,487, respectively. The 4% decrease in cellular service expense in 2021 compared to 2020 resulted largely due to lower negotiated communication costs.

During the years ended September 30, 2021 and 2020, we also purchased a significant portion of our inventory and monitoring equipment from certain suppliers. The cost of these purchases during the fiscal years ended September 30, 2021 and 2020 was $2,898,266 and $1,275,839, respectively. The increase in monitoring equipment was largely due to purchases in fiscal 2021 related to our newest 4G LTE device, which was introduced to customers in the first fiscal quarter of 2021.

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

The following table summarizes our trademark registrations:

	Application	Registration	Status/
Trademark	Number	Number	Next Action
Mobile911 Siren with 2-Way Voice Communication & Design®	76/013886	2595328	Registered
TrackerPAL®	78/843035	3345878	Registered
Mobile911®	78/851384	3212937	Registered
TrackerPAL®	CA 1315487	TMA 749417	Registered
TrackerPAL®	MX 805365	960954	Registered
ReliAlert®	85/238049	4200738	Registered
SecureCuff®	85/626037	4271621	Registered
TrackGroup®	86/301716	4701636	Registered
Track Group® and Design	86/469103	4793747	Registered
Track Group® and Design*	MP 1257077	1257077	Registered
V-TRCK®	87/151142	5330916	Registered
Track Group®	90/245541	6408353	Registered

* Track Group® and Design is also a registered trademark in the following countries: Europe, Switzerland, Mexico, Canada and Chile.

Patents. We have 12 patents issued in the United States. At foreign patent offices, we have 8 patents issued and 1 patent pending.

The following tables summarize information regarding our patents and patent applications. There are no assurances given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

	Application
US Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08
Remote Tracking and Communications Device	12/028088	8-Feb-08	7804412	28-Sep-10
Remote Tracking and Communications Device	12/875988	3-Sep-10	8031077	4-Oct-11
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10
Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14
A Remote Tracking Device and a System and Method for	14/323831	3-Jul-14	9491289	8-Nov-16
Two-Way Voice Communication Between the Device and a Monitoring Center
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11
Remote Tracking System and Device with Variable Sampling	11/486991	14-Jul-06	7545318	9-Jun-09
and Sending Capabilities Based on Environmental Factors
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818453	18-Jun-10	8514070	20-Aug-13
Tracking Device Incorporating Cuff with Cut Resistant Materials	14/307260	17-Jun-14	9129504	8-Sep-15
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12

	Application
International Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device - Canada	2617923	4-Feb-08	2617923	7-Jun-16
Remote Tracking and Communication Device - Mexico	MX/a/2008/001932	8-Feb-08	278405	24-Aug-10
Secure Strap Mounting System for an Offender Tracking	10009091.9	1-Sep-10		Pending
Device - EPO
Secure Strap Mounting System for an Offender Tracking	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14
Device - Mexico
Secure Strap Mounting System for an Offender Tracking	2732654	23-Feb-11	2732654	1-May-18
Device - Canada
A System and Method for Monitoring Individuals Using a	2717866	3-Sep-10	2717866	17-May-16
Beacon and Intelligent Remote Tracking Device - Canada
A System and Method for Monitoring Individuals Using a	09 716 860.3	6-Oct-10	2260482	9-Jan-13
Beacon and Intelligent Remote Tracking Device - EPO
A System and Method for Monitoring Individuals Using a	Refer to EP Patent # 2260482
Beacon and Intelligent Remote Tracking Device - United Kingdom
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/009680	2-Sep-10	306920	22-Jan-13

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

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout fiscal 2021, we detected no apparent seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period. In addition, the operation in Chile generally lowers around Christmas time due to the courts willingness to permit offenders being monitored to visit family.

Employees

As of December 1, 2021, we had 149 full-time employees and 10 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

Risks Related to Our Business, Operations and Industry

We face risks related to our substantial indebtedness, including risk related to the repayment of our indebtedness.

As of September 30, 2021, excluding deferred financing costs, we had $44,376,078 of indebtedness outstanding, of which $526,134 becomes due and payable within the next 12 months and $42,864,000 which matures on July 1, 2024. We have $459,086 of interest accrued at September 30, 2021 related to our outstanding indebtedness. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. See “Recent Developments” and Note 7 to the Consolidated Financial Statements.

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

Our current and expected markets are rapidly changing. Although we believe our technology has advantages over competing systems, there can be no assurance that those advantages are significant. Many of our competitors have products or techniques approved or in development and operate large, well-funded research and development programs in the field. Moreover, competitors may be in the process of developing technology that could be developed more quickly or ultimately be more effective than our products. There can be no assurance that our competitors will not develop more effective or more affordable products or achieve earlier patent protection or product commercialization.

We are dependent upon certain customers, the loss of which may adversely affect our results of operations and business condition.

During fiscal year 2021, our two top customers accounted for an aggregate of 31% of total sales. See Note 2 to the Consolidated Financial Statements.

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.

There can be no assurance that our research and development efforts will be successful. In addition, the technology that we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets. GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user, which, under some circumstances, may limit the effectiveness of GPS tracking. In addition, the telecommunications industry continually updates its networks and technology which then requires the Company to update its devices to ensure compatibility with the new networks as will happen in the first quarter of calendar year 2022 with the transition from 3G to 5G technology by telecommunications carriers in the US.

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

Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.

On November 5, 2021, OSHA published an emergency temporary standard mandating that all employers with at least 100 employees require all of their employees to be fully vaccinated on or before January 4, 2022 or tested weekly for COVID-19 (the “ETS”). Furthermore, some local and state entities have enacted their own mandates regarding vaccination requirements. As some of our clients are companies with more than 100 employees, they are subject to the ETS, and may require contractors, such as the Company, to comply with vaccination orders even though we are not subject to the ETS. For example, we have received notices from two of our clients that they are implementing requirements regarding local and federal mandates regarding proof of vaccinations. At this time, it is not possible to predict with certainty whether the ETS will remain in effect or be invalidated by the courts, and we cannot predict the exact impact that the ETS, or corresponding mandates from federal, state and local governmental entities, will have on us or on our workforce. If the ETS, local mandates, or state mandates take effect, such mandates may result in employee attrition, which could adversely affect future revenues and costs and could have an adverse effect on our business and results of operations. The Company has taken steps to ensure that “covered contractor employees” could demonstrate proof of vaccination, or an applicable exemption or accommodation, by the amended deadline of January 4, 2022, and to ensure that it is in compliance with applicable county mandates.

Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.

There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the delivery of raw materials required for our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the purchases of our products and services. These events could also compound adverse economic conditions and impact consumer confidence and governmental budgets. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, whether caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our construction projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected.

Additionally, our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor (DOL), regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states, compliance with these evolving federal, state and local laws and regulations, including increases in federal or state minimum wage laws, could substantially increase our cost of doing business while failure to do so could subject us to fines and lawsuits.

An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, increase in federal or state minimum wages, or increase in general labor costs, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

The global semiconductor shortage could impact the Company’s future results.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, which could potentially last through calendar 2022, has been exacerbated by the surge in demand for a wide variety of products across several industries, all of which require varying amounts of semiconductors. To meet current demand, the Company has orders for printed circuit board assemblies (“PCBAs”) required to manufacture new devices which it began receiving in May 2021. However, the lead times for certain components required by our PCBAs are now up to one year or more. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted.

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

Our Board of Directors is currently comprised of three members, one of which would not be considered independent under the rules of the Nasdaq Capital Market and the OTC Markets. Additionally, we no longer maintain separate audit, compensation or nominating and governance committees, the duties of which are fulfilled by our entire Board of Directors. The rules of the OTC Markets require that companies whose securities are listed for quotation on the OTCQX have a board of directors comprised of at least two independent directors. In the event that one of our two independent directors resigns, and we fail to appoint an additional independent director on or before May 31, 2022 or our market capitalization falls below a certain level, our Common Stock would no longer be eligible for quotation on the OTCQX, resulting in the quotation of our Common Stock on an alternative market, such as the OTC Pink Marketplace. Such change may affect the number and type of investors eligible to purchase our Common Stock. As a result, the price of our Common Stock may be adversely affected.

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

Certain groups or persons, and in particular ETS Limited, who owned approximately 42% of our issued and outstanding Common Stock as of December 1, 2021, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and, subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other stockholders. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of Preferred Stock, and may designate additional shares of Preferred Stock in the future. The Board of Directors may, without stockholder approval, issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of Preferred Stock or Common Stock. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that holders of Common Stock will receive dividend payments and payments upon liquidation. The issuance of shares of Preferred Stock may also adversely affect an acquisition or change in control of the Company. As of December 1, 2021, there were no outstanding shares of Series A Preferred issued and outstanding.

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

Item 2.       Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space began on September 1, 2017 and expires on August 31, 2022. Base rent and common area maintenance payments are approximately $11,000 per month.

We lease commercial office space in Indianapolis, Indiana of approximately 5,751 square feet. This lease began on September 1, 2018 and terminates on August 31, 2022. Lease payments were approximately $3,100 per month through December 31, 2018 and increased to approximately $5,900 on January 1, 2019 as additional space was occupied.

The operations of Track Group Analytics Limited are conducted in approximately 1,157 square feet of office space in Bedford, Nova Scotia, Canada. The lease for this office space began on July 1, 2020 and expired on June 30, 2021. The lease was renewed from July 1, 2021 to June 30, 2022 with the same lease terms. Monthly lease payments are approximately $2,000.

At September 30, 2021, the operations of Track Group Chile S.p.A. are conducted in approximately 3,500 square feet of commercial office space located in Santiago, Chile with base rent and common area maintenance payments of approximately $6,500 per month. The lease for this office space began on December 31, 2016 and was scheduled to end on December 31, 2021. On October 6, 2021, the original lease was replaced with a new lease for approximately 1,528 square feet with a lease term that ends on September 30, 2023 in Santiago, Chile. Base rent and common area maintenance payments for the new lease are approximately $3,300 per month.

We lease commercial office space in Sandy, Utah of approximately 1,500 square feet. The lease for this office space began on September 1, 2017 and expired on August 31, 2018. We are currently leasing this property on a month-to-month basis. Lease payments are $1,500 per month.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021. The time for the OADPRS to respond to the motion has not yet passed. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment. The parties remain in discussion regarding a resolution to the matter during the stay.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California in Case No. 21 STCV 21345, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by the Plaintiff who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company was served on October 15, 2021 and filed its Answer and Affirmative Defenses on November 12, 2021. The Company disputes the plaintiff’s claims and will defend the case vigorously. No accrual for a potential loss has been made as we believe the probability of incurring a material loss is remote.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK”. The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2021	High	Low
First Quarter ended December 31, 2020	$0.47	$0.21
Second Quarter ended March 31, 2021	$2.75	$0.34
Third Quarter ended June 30, 2021	$4.60	$1.31
Fourth Quarter ended September 30, 2021	$4.41	$2.44

Fiscal Year Ended September 30, 2020	High	Low
First Quarter ended December 31, 2019	$0.95	$0.47
Second Quarter ended March 31, 2020	$0.69	$0.50
Third Quarter ended June 30, 2020	$0.57	$0.52
Fourth Quarter ended September 30, 2020	$0.53	$0.51

Holders

As of December 1, 2021, we had 168 holders of record of our Common Stock and 11,524,978 shares of Common Stock outstanding. We also have granted options and warrants for the purchase of 457,075 shares of Common Stock.

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

Under the 2012 Plan, up to 803,262 shares of Common Stock or options to purchase Common Stock may be awarded. As of the date of this report, 258,408 shares of Common Stock and options for the purchase of 517,636 shares of Common Stock have been awarded under the 2012 Plan. In December 2018, the Board of Directors suspended further awards under the 2012 Plan until further notice.

The following table includes information as of September 30, 2021 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders	457,075	$1.74	27,218
Equity compensation approved by Board of Directors outside of 2012 Plan	-	-	-
Total	457,075	$1.74	27,218

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during the fiscal year ended September 30, 2021, nor were any securities issued subsequent to September 30, 2021, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this Annual Report on Form 10-K (“Annual Report”) other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe”, “anticipate”, “intend”, “plan”, “estimate”, “expect”, “may”, “will”, “should”, “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A entitled “Risk Factors” in Part I of this Annual Report and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to fiscal year 2021 refers to the year ended September 30, 2021. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2021 and 2020 and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Recent Developments

PPP Loan

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the United States Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). On December 8, 2020, the Company filed the application for forgiveness with BMO Harris Bank National Association (the “Lender”) and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven.

Conrent Facility Agreement

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of that certain facility agreement between the Company and Conrent Invest, S.A. (Conrent"), dated December 30, 2013, as amended on February 24, 2019, and further amended on January 7, 2020 (the "Amended Facility Agreement"), which previously provided for a $30.4 million unsecured debt facility. On November 25, 2020, the investors who owned the securities from Conrent used to finance the facility (the "Noteholders") held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement (the "Amended Facility"), which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. See Note 7 to the Consolidated Financial Statements.

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

Customer Notifications

On October 15, 2021, the Company received notification from one of its customers implementing requirements regarding COVID-19 vaccinations for contractors pursuant to Executive Order No. 14042 (the “EO”). Pursuant to the EO and guidance of the Safer Federal Workforce Task Force, the Company immediately took steps to ensure all “covered contractor employees” could demonstrate proof of vaccination, or an applicable exemption or accommodation, by the deadline of December 8, 2021, which was subsequently amended to January 4, 2022.

Subsequently, on October 27, 2021, the Company received a letter from a second customer also outlining COVID-19 vaccination requirements pursuant to a local county mandate, which further applies to contractors who work onsite at county facilities. The Company has taken steps to ensure that it is in compliance with this specific county mandate.

Results of Operations

Continuing Operations - Fiscal Year 2021 Compared to Fiscal Year 2020

Revenue

During the fiscal year ended September 30, 2021, we had revenue of $39,661,325 compared to revenue of $33,875,167 for the fiscal year ended September 30, 2020, an increase of $5,786,158, or approximately 17%. Of this revenue, $39,179,699 and $33,217,661 were from monitoring and other related services revenue during the 2021 and 2020 fiscal years, respectively, representing an increase of $5,962,038 or approximately 18%. Growth in monitoring and other related services during the year ended September 30, 2021 was principally the result of an increase in total growth of our North American monitoring operations driven by clients in Illinois, Michigan, Puerto Rico and Bahamas, partially offset by our Chilean operation. The decrease in revenue in Chile can be attributed to the strengthening U.S. dollar and the decline in devices due to the adverse impact of COVID-19 which closed or delayed the Chilean court system, when compared to the same period in 2020.

Product and other revenue for the year ended September 30, 2021 decreased to $481,626 from $657,506 in the same period in 2020 largely due to lower product sales of $126,348 and lower sales of other non-monitoring revenue items. The decrease in product sales was due to lower international product sales, principally in Mexico. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

Cost of Revenue

During the year ended September 30, 2021, cost of revenue totaled $18,554,011 compared to cost of revenue during the year ended September 30, 2020 of $15,229,464, an increase of $3,324,547, or approximately 22%. The increase in cost of revenue was largely the result of higher monitoring costs of $1,997,217, higher commission costs of $554,759, higher software amortization of $413,114, higher server costs of $405,524 and higher freight costs of $283,113. These increases were offset by lower lost, stolen and damaged device costs of $179,354, lower device repair costs of $133,763, lower communication costs of $89,531 and lower product cost of sales of $76,300.

Depreciation and amortization included in cost of revenue for the fiscal years ended September 30, 2021 and 2020, totaled $2,402,367 and $1,923,356, respectively. The increase of $479,011, or approximately 25%, largely represents software amortization of our new monitoring platform software which began in July 2021 and an increase in depreciation of devices of $65,898. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the fiscal year ended September 30, 2021, gross profit totaled $21,107,314, resulting in a 53% gross margin, compared to $18,645,703, or a 55% gross margin, during the fiscal year ended September 30, 2020, an increase of $2,461,611. The increase in absolute gross profit of $2,461,611 was due to an increase in revenue of $5,786,158, partially offset by increases in certain costs of revenue, including monitoring costs, commissions, depreciation and amortization, server costs and freight costs. The decrease in the gross profit margin of 2% was largely due to amortization of newly developed software and amortization of monitoring center costs associated with a new contract of an international customer.

General and Administrative Expense

During the fiscal year ended September 30, 2021, our general and administrative expense totaled $10,232,116, compared to $10,381,859 for the fiscal year ended September 30, 2020. The decrease of $149,743, or approximately 1%, in general and administrative cost resulted largely from lower bad debt expense of $109,599, lower consulting and outside service costs of $55,651, lower legal and professional fees of $37,926, lower travel and entertainment expense of $35,157 and lower bank charges and fees of $27,785. These savings were partially offset by higher insurance costs of $125,313.

Selling and Marketing Expense

For the fiscal year ended September 30, 2021, our selling and marketing expense was $2,716,283 compared to $2,257,667 for the year ended September 30, 2020. The increase of $458,616 or approximately 20% resulted largely from higher wages and related payroll taxes of $263,642 and higher outside services and consulting costs of $185,044.

Research and Development Expense

During the fiscal year ended September 30, 2021, we incurred research and development expense of $1,548,527 compared to those costs recognized during fiscal year 2020 totaling $1,182,542, an increase of $365,985 or approximately 31%. The increase resulted largely from higher payroll and related payroll taxes of $363,537. As of July 1, 2021, the Company completed its new technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $1,349,550 was capitalized as developed technology during the year ended September 30, 2021, and $1,514,482 was capitalized during the year ended September 30, 2020. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During the fiscal year ended September 30, 2021, depreciation and amortization included in operating expense totaled $1,896,481, compared to $2,064,097 for the fiscal year ended September 30, 2020. This was a decrease of $167,616, or approximately 8%, largely related to the full amortization of certain assets.

Other Income (Expense)

During the fiscal year ended September 30, 2021, other income (expense) totaled ($554,392) compared to an expense of ($2,084,982) during fiscal 2020. The decrease of $1,530,590 in net other expense resulted primarily from income from extinguishment of debt in fiscal 2021 of $1,000,756, compared to income from extinguishment of debt of $699,644 related to the settlement of a note payable at a discount in fiscal 2020, positive exchange rate movement of $931,691 and lower interest expense of $311,434. The lower interest expense was primarily due to the restructuring of the Conrent Amended Facility. See Note 7 to the Consolidated Financial Statements.

On September 8, 2020, the Company received a letter from ADS informing the Company that ADS had been assigned the right to payment under that certain Loan Facility dated September 14, 2015, by and between Sapinda Asia Limited and the Company (the “Sapinda Loan Agreement”). On September 30, 2020, the Company and ADS settled the outstanding amount due under the Sapinda Loan Agreement for $2.7 million. The Company recorded a gain of $699,644 which is included in other income/expense, net on the Consolidated Statement of Operations in the twelve months ended September 30, 2020.

Income taxes

During the fiscal year ended September 30, 2021, income tax expense totaled $717,109 compared to $793,197 during the fiscal year ended September 30, 2020. Tax expense in both fiscal years are income taxes largely related to a foreign jurisdiction.

Net Income (Loss) Attributable to Common Stockholders

We had net income for the fiscal year ended September 30, 2021 totaling $3,442,406 or $0.30 and $0.29 per basic and diluted common share, respectively, compared to a net loss of ($118,641), or ($0.01) per common share for the fiscal year ended September 30, 2020. This improvement is largely due to higher gross profit, lower general and administrative expense, lower depreciation and amortization, lower other income (expense) and lower tax expense, partially offset by higher selling and marketing expense and higher research and development expense.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities and was able to utilize cash from operations to fulfill its obligation under the Sapinda Loan Agreement of $3.4 million at the end of September 2020, which was discounted to a cash payment of $2.7 million made on September 30, 2020. As of September 30, 2021, excluding interest, approximately $42.9 million is still owed to Conrent under the Amended Facility.

On May 19, 2020, the Company received net proceeds of $933,200 from the PPP Loan received pursuant to the PPP enacted by Congress under the CARES Act, administered by the SBA. On December 8, 2020, the Company filed the application for forgiveness with the Lender and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed the Amended Facility, which extends the maturity date of the Amended Facility Agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the note payable for total principal of $42,931,556. Conrent forgave $67,556 of the amount due and the new Amended Facility principal and interest became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began on June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of September 30, 2021, $42,864,000 of principal and $438,165 of interest was owed to Conrent.

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

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214 USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds were used as working capital and to complete with the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears an interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317 USD) in broker fees which are amortized over the life of the loan.

Management will continue to seek other sources of capital, refinancing options, prepayment of debt at a discount and potentially other transactions including the exchange of some debt for an equity related security to reduce its total debt and assist in meeting all of its future obligations. While management believes it will be successful in completing one of these alternatives prior to the maturity of the Amended Facility Agreement in July 2024, no assurances can be given.

Net Cash Flows from Operating Activities.

During the fiscal year ended September 30, 2021, we had net income of $3,442,406 and we had cash flows from operating activities of $4,822,182, compared to a net loss from continuing operations of $118,641 and cash flows from operating activities of $4,725,864 for fiscal year 2020. The increase of cash from operations in fiscal year 2021 compared to fiscal year 2020 was largely the result of a decline in accounts payable and an improvement in operating performance, partially offset by a decrease in accounts receivable and an increase in prepaid expense, deposits and other assets.

Net Cash Flows from Investing Activities.

The Company used $4,507,696 of cash for investing activities during the fiscal year ended September 30, 2021, compared to $2,942,195 of cash used during fiscal year 2020, an increase of $1,565,501. Cash used for investing activities was used for significant enhancements of our software platform and for purchases of monitoring and other equipment to meet customer demand during the fiscal year ended September 30, 2021. Purchases of monitoring equipment increased $1,670,912 compared to the prior period, largely due to the purchase of new monitoring devices to replace 3G monitoring devices transitioning out of service in the U.S. in the first quarter of calendar 2022.

Net Cash Flows from Financing Activities.

$1,377,224 of cash was provided by financing activities during the fiscal year ended September 30, 2021, compared to $1,794,357 of cash used by financing activities during fiscal year 2020. During the fiscal years ended September 30, 2021 and September 30, 2020, the Company received net proceeds of $1,943,213 and $933,200 from borrowings, respectively and made principal payments of $275,628 and $2,727,557 on notes payable, respectively. The net proceeds of $933,200 received in the year ended September 30, 2020 were from a potentially forgivable loan from the SBA and the loan was forgiven in January 2021. See Note 7 to the Consolidated Financial Statements.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2021, the Company had unrestricted cash of $8,421,162, compared to unrestricted cash of $6,762,099 as of September 30, 2020. As of September 30, 2021, we had a working capital of $9,190,430, compared to a working capital deficit of $34,773,161 as of September 30, 2020. This increase in working capital of $43,963,591 is principally due to the 3-year extension of the Conrent loan of $30,400,000 and the capitalization of interest to increase the loan balance to $42,864,000, which is now due July 1, 2024.

On May 19, 2020, the Company received net proceeds of $933,200 from the SBA pursuant to the PPP enacted by Congress under the CARES Act which was subsequently forgiven in full. See Note 7 to the Consolidated Financial Statements.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility Agreement from 8% to 4%. On June 28, 2021, the Company restarted interest payments to Conrent which will be made semi-annually going forward. See Note 7 to the Consolidated Financial Statements.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $2.0 million though six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025 and the principal repayments on these six notes have all commenced. See Note 7 to the Consolidated Financial Statements.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability; however, the rise in inflation recently is impacting the Company’s cost of labor and materials.

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

Bond guarantees

As of September 30, 2021, Company has two performance bonds in connection with a foreign customer totaling $2,294,936, (“Performance Bonds”) of which $1,606,424 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $688,512 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, as follows: $300,014 on January 18, 2022 and $1,306,410 on July 2, 2024. In March 2021, the Company has placed a $653,220 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released following completion of the transaction. See Note 12 to the Consolidated Financial Statements.

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

Other Matters

The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable. Normal payment terms for the sale of monitoring services and products are due upon receipt to 30 days. The Company sells devices and services directly to end users and to distributors. Distributors do not have general rights of return. Also, distributors may not have price protection or stock protection rights with respect to devices sold to them by us. Generally, title and risk of loss pass to the buyer upon delivery of the devices.

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

We had $6,155,718 and $6,374,742 in foreign currency revenue for the fiscal years ended September 30, 2021 and 2020, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange gain of $615,361 and foreign exchange expense $316,330 in fiscal years 2021 and 2020, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes given our substantial expenses in local currency. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business and require some international customers to receive invoices and make payments in US dollars.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Guy Dubois	63	Chair of the Board
Karen Macleod	58	Director
Karim Sehnaoui	43	Director
Derek Cassell	48	Chief Executive Officer
Peter K. Poli	60	Chief Financial Officer

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

Karen Macleod was appointed as a director in January 2016 and currently serves as North America Market Leader - Interim Services Korn Ferry. Prior to that she was Chief Executive Officer of Arete Group LLC, a professional services firm. Ms. Macleod currently serves on the Board of Cyngn, Inc and is Chair of the Compensation Committee and additionally serves on the Board of the Lakeland Hills YMCA. Prior to Arete Group, Ms. Macleod was President of Tatum LLC, a New York-based professional services firm owned by Randstad, from 2011 to 2014, and was a co-founder of Resources Connection (NASDAQ: RECN), now known as RGP, a multinational professional services firm founded as a division of Deloitte in June 1996. Ms. Macleod served in several positions for RGP, including as a director from 1999 to 2009 and President, North America from 2004 to 2009. Prior to RGP, Ms. Macleod held several positions in the Audit Department of Deloitte from 1985 to 1994. Ms. Macleod served as a director for A-Connect (Schweiz) AG, a privately held, Swiss-based global professional services firm, from 2014 to 2016, and was a director for Overland Solutions from 2006 to 2013. She additionally served as a director on the Board of the FWA (Financial Women’s Association) in New York and was a member of their Audit Committee from 2018-2021. Ms. Macleod holds a Bachelor of Science in Business/Managerial Economics from the University of California, Santa Barbara.

Ms. Macleod’s senior public company leadership experience along with her finance and accounting background make her a significant contributor to the Board and the strategic growth of the Company.

Karim Sehnaoui was appointed as a director in February 2018. Mr. Sehnaoui is an entrepreneur and investment professional, who specializes in private equity, venture capital, and corporate finance. Currently Mr. Sehnaoui is Senior Executive Officer and Board Director, ADS Investment Solutions since October 3, 2021, he also serves as Chief Investment Officer of ADS Securities LLC, a position he has held since October 2018, and as a Director of ETS Limited. From 2012 to 2016, Mr. Sehnaoui taught graduate level finance courses as a visiting Assistant Professor at MSB Mediterranean School of Business in Tunisia. Prior to that, Mr. Sehnaoui spent several years in investment banking and private equity, serving as Acting Chief Investment Officer of Abu Dhabi Investment House PJSC and General Manager for Abu Dhabi Investment House S.A., and Business Development Director at Ithmaar Bank. Mr. Sehnaoui holds Bachelor’s and Master’s degrees in Civil Engineering from McGill University in Montreal, Canada, and was a Global Leadership Fellow at the World Economic Forum in Geneva, Switzerland from 2005 to 2007.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2021 and that such filings were timely.

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

Director Nominations

The Board nominates directors for election at the annual meetings of stockholders held and appoints new directors to fill vacancies when they arise, and has the responsibility to identify, evaluate and recruit qualified candidates to the Board for such nomination or appointment.

The Board identifies director nominees by first considering those current members of the Board who are willing to continue service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. Nominees for director are selected by a majority of the members of the Board. Although the Company does not have a formal diversity policy, in considering the suitability of director nominees, the Board considers such factors as it deems appropriate to develop a Board that is diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the Board include judgment, knowledge, skill, diversity, integrity, experience with businesses and other organizations of comparable size, including experience in the software and/or technology industries, software, intellectual property, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other Board members, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board and any committees of the Board.

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

The Board is elected by and is accountable to our stockholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met 12 times during the year ended September 30, 2021 and incumbent directors attended approximately 92% of the aggregate number of meetings of the Board.

Board Committees and Charters

Prior to May 31, 2018, the Board had three standing committees which consisted of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Due to the resignations of certain former directors during 2018 as previously disclosed by the Company and the current size of the Board, these committees are no longer active. Instead, the full Board administers the duties of each of these committees and will likely do so for the foreseeable future.

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

Currently, the entire Board serves in the capacity as an Audit Committee with Ms. Macleod also serving as Committee Chair. With the exception of Mr. Sehnaoui, each member of the Audit Committee, satisfy, as determined by the full Board, the definition of independent director as established in the OTC Rules and all members are financially literate. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board designated Ms. Macleod as the Audit Committee’s “audit committee financial expert” as defined by the applicable regulations promulgated by the SEC. The Audit Committee met with our Chief Financial Officer and with our independent registered public accounting firm and evaluated the responses by the Chief Financial Officer, both to the facts presented and to the judgments made by our independent registered public accounting firm.

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2021 with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

Compensation Committee

We currently do not have a compensation committee of the Board or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board participates in the consideration of executive compensation. As such, the entire Board has the responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Board monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders. The Board also has the ability to retain outside benefit consultants to assess compensation policies and adjust as recommended.

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

Nominating and Corporate Governance Committee

We do not have a nominating committee. Our Board selects individuals to stand for election as members of the Board and does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on the Board. As such, the entire Board has the responsibility for identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

Currently, our full Board is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of the Board, and recommend director candidates to be nominated for election at the annual meeting of stockholders, or, in the case of a vacancy on the Board, elect a new director to fill such vacancy. If stockholders wish to recommend candidates directly to our Board, they may do so by communicating directly with our Secretary at the address specified on the cover of this annual report. There has not been any change to the procedures that our stockholders may recommend nominees to our Board.

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

Summary Compensation Table

The following summary compensation table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2021 and 2020:

(a)	our principal executive officer;

(b)

our other two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended September 30, 2021 and who had total compensation exceeding $100,000; and

(c)

additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year (together, the “Named Executive Officers”).

		Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)
Derek Cassell	2021	$287,500	$165,000	$-	$100	$452,600
Chief Executive Officer and Former President	2020	$275,000	$275,000	$-	$-	$550,000

Peter Poli	2021	$262,500	$75,000	$-	$100	$337,600
Chief Financial Officer	2020	$250,000	$125,000	$-	$-	$375,000

(1)	This column represents the grant date fair value in accordance with ASC 718. These amounts do not represent the actual value that may be realized by the named executive officers.
(2)	This column represents the value of holiday gift cards received by employees.

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

An amendment to the Poli Employment Agreement was approved at a Board meeting on December 13, 2017, and such amendment was executed on January 3, 2018. Pursuant to the terms of the Poli Agreement, as amended (the “Poli Amendment”), effective January 1, 2018, Mr. Poli’s employment was extended three years, and shall automatically renew for successive one-year periods thereafter unless either party provides the other with notice of its intent not to renew the Poli Agreement at least six months prior to termination. In addition, the Poli Amendment provides: (i) an increase in Mr. Poli’s base salary to $250,000 per year; (ii) the issuance of 150,000 unregistered restricted shares of the Company’s Common Stock, which shall vest annually in increments of 50,000 beginning January 1, 2018; and (iii) in the event of a change of control, Mr. Poli shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Poli shall become immediately vested and exercisable.

The Poli Amendment renewed effective January 1, 2021 and on February 23, 2021 the Board of Directors approved an increase in Mr. Poli’s base salary to $275,000 per year effective March 21, 2021. In the event of a change of control, Mr. Poli shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Poli shall become immediately vested and exercisable.

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

A second amendment to the Cassell Employment Agreement was approved at a Board meeting held on December 13, 2017, and such amendment was executed on January 4, 2018. Under the terms of the Cassell Agreement, as amended (the “Second Cassell Amendment”), effective January 1, 2018, Mr. Cassell was promoted from President to Chief Executive Officer of the Company, a position which he shall hold until December 31, 2020, unless earlier terminated or extended. Should Mr. Cassell elect to voluntarily terminate his employment with the Company, he must provide written notice of his intent to do so at least 180 days prior to terminating his employment. In addition, the Second Cassell Amendment provides: (i) an increase in Mr. Cassell’s base salary to $275,000 per year; (ii) an increase, to 100% of his base salary, in his annual bonus effective for bonus plan year 2018 and thereafter; (iii) the issuance of 300,000 unregistered restricted shares of the Company’s Common Stock, which shall vest annually in increments of 100,000 beginning January 1, 2018; and (iv) in the event of a change of control, Mr. Cassell shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Cassell shall become immediately vested and exercisable.

A third amendment to the Cassell Employment Agreement was approved at a Board meeting held on December 18, 2020, and such amendment was executed on December 21, 2020 (the “Third Cassell Amendment”). Under the terms of the Third Cassell Amendment, effective January 1, 2021, Mr. Cassell’s employment was extended one year and on February 23, 2021, the Board of Directors approved an increase in Mr. Cassell’s base salary to $300,000 per year effective March 21, 2021. In the event of a change of control, Mr. Cassell shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Cassell shall become immediately vested and exercisable.

A fourth amendment to the Cassell Employment Agreement was approved at a Board meeting held on December 15, 2021 (the “Fourth Cassell Amendment”). Under the terms of the Fourth Cassell Amendment, Mr. Cassell’s employment will continue in effect until terminated by either party in accordance with the terms established under the Cassell Employment Agreement.

Outstanding Equity Awards at September 30, 2021

There are no outstanding shares, stock option awards and warrants held by each of the Named Executive Officers as of September 30, 2021.

Director Compensation

During the fiscal year ended September 30, 2021, each of our non-employee directors received $25,000 per quarter for serving on the Board, which fees were payable in cash. The members of the Board are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each non-employee director having served during the fiscal year ended September 30, 2021:

	Stock Awards	Warrant Awards	Cash	Total Fees Earned
Name	($)	($)	($)	($)

Guy Dubois	$-	$-	$100,000	$100,000
Karen Macleod	$-	$-	$100,000	$100,000
Karim Sehnaoui	$-	$-	$100,000	$100,000

Director Warrants

The following table lists the warrants to purchase shares of Common Stock held by each of our non-employee directors as of December 1, 2021, all of which were granted in connection with their services as directors:

				Number of	Compensation
Name	Grant Date	Expiration Date	Exercise price	warrants	Expense
Guy Dubois (1)	3/22/2013	3/21/2022	$1.24	2,385	$11,682
	4/16/2013	4/14/2022	$1.24	64,665	$285,003
	7/1/2013	6/30/2022	$1.24	4,083	$23,640
	10/1/2013	9/30/2022	$1.24	2,280	$17,982
	1/2/2014	12/31/2023	$1.24	2,344	$12,014
	4/1/2014	3/31/2023	$1.24	2,432	$8,684
	6/3/2014	6/2/2023	$1.24	51,576	$300,326
	7/1/2014	6/30/2023	$1.24	2,647	$7,270
	1/27/2014	1/27/2022	$1.24	14,988	$61,918
	4/20/2015	4/20/2022	$1.24	8,868	$27,464
	8/14/2015	8/14/2022	$1.24	113,310	$300,000
	10/1/2015	9/30/2022	$1.24	8,571	$25,114
	10/15/2015	10/14/2022	$1.24	12,676	$25,859
	1/15/2016	1/15/2023	$1.24	15,126	$45,008
	4/1/2016	3/31/2023	$1.24	14,286	$47,572
	7/1/2016	6/30/2023	$1.24	18,000	$53,454
Karen Macleod	7/1/2016	6/30/2023	$1.24	9,000	$37,154
	1/1/2017	12/31/2021	$1.15	9,191	$25,000
	4/1/2017	3/31/2022	$1.15	12,195	$25,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 1, 2021 (the “Table Date”), of our Common Stock by (i) each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own. As of the Table Date, the applicable percentage ownership is based on 11,524,978 shares of our Common Stock issued and outstanding.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”). Holders of Common Stock are entitled to one vote per share.

	Common Stock
	Shares	%
Name and Address of Beneficial Owner (1)
5% Beneficial Owners:
ETS Limited (2)	4,871,745	42.3%
Safety Invest S.A., Compartment Secure I (3)	1,740,697	15.1%

Directors and Named Executive Officers:
Guy Dubois (4)	653,568	5.7%
Karen Macleod (5)	94,939	0.8%
Karim Sehnaoui (6)	14,021	0.1%
Derek Cassell (7)	317,209	2.8%
Peter Poli (8)	187,241	1.6%
All directors and executive officers as a group (5 persons)	1,266,978	11.0%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563.

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

(4)	Holdings consist of 315,331 shares of Common Stock owned of record and 338,237 shares of Common Stock issuable upon exercise of stock purchase warrants.

(5)	Holdings includes 64,553 shares of Common Stock owned of record and 30,386 shares of Common Stock issuable upon exercise of stock purchase warrants.

(6)	Holdings include 14,021 shares of Common Stock owned of record.

(7)	Holdings include 317,209 shares of Common Stock owned of record.

(8)	Holdings include 187,241 shares of Common Stock owned of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2021 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	457,075	(1)	$1.74	27,218	(2)

Equity compensation plans not approved by security holders	-		-	-
Total	457,075		$1.74	27,218

(1)	Consists of shares of our Common Stock issuable upon exercise of outstanding options issued under the 2012 Plan.

(2)	Consists of shares of our Common Stock reserved for future issuance under the 2012 Plan.

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

Item 14. Principal Accounting Fees and Services

During the years ended September 30, 2021 and 2020, Eide Bailly served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2021 and 2020 and fees and other expenses for other services rendered during those periods.

	2021	2020

Audit Fees (1)	$183,000	$189,672
Audit-Related Fees (2)	$-	$8,644
Tax Fees (3)	$10,700	$22,000
All Other Fees (4)	$11,500	$13,250
Total	$205,200	$233,566

(1)

Audit services in 2021 and 2020 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	Audit-related fees consisted of travel costs related to our annual audit.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the audit of the 401(k) financial statements.

Audit Committee Pre-Approval Policies and Procedures

Prior to May 31, 2018, our former Audit Committee had, and subsequent to such date our entire Board of Directors has, established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2018 and the full Board of Directors approved the foregoing audit and permissible non-audit services provided by Eide Bailly in fiscal 2020. Such procedures govern the ways in which the Audit Committee pre-approved, and the full Board of Directors now pre-approves, audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the full Board for fiscal 2021.

Auditor Independence

Our Audit Committee and the full Board of Directors considered that the work done for us in fiscal year 2021 and 2020, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

Date: December 15, 2021

The full Board, serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2021. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”).

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2021.

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

10.9

Amendment No. 2 to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated January 3, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed January 5, 2018).

10.10

Monitoring Services Agreement by and between Track Group, Inc. and Marion County Community Corrections Agency, dated December 18, 2017 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2018).

10.11

Monitoring Services Agreement by and between Track Group, Inc. and Gendarmeria of Chile, the Republic of Chile’s uniformed prison service, dated July 29, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed August 17, 2020.

10.12	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 19, 2018).
10.13

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

10.15

Note Payable Agreement by and between Track Group, Inc. and BMO Harris Bank National Association, dated May 12, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 27, 2020).

10.16

Monitoring Services Agreement between Track Group, Inc. and Gendarmeria de Chile, the Republic of Chile’s uniform prison service, dated July 29, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed August 17, 2020).

10.17	Amendment No. 3 to Employment Agreement between Track Group, Inc. and Derek Cassell, dated December 21, 2020.
10.18

Amendment to Facility Agreement by and between Track Group, Inc. and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2”, dated December 21, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 23, 2020).

10.19	Amendment No. 4 to the Executive Employment Agreement between Track Group, Inc. and Derek Cassell Dated December 15, 2021
14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed December 19, 2017).
21.1	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K, filed January 28, 2019).
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

Date: December 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Chairman of the Board	December 16, 2021
Guy Dubois

/s/ Karen Macleod	Director	December 16, 2021
Karen Macleod

/s/ Karim Sehnaoui	Director	December 16, 2021

Karim Sehnaoui

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Track Group, Inc.

Naperville, IL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Track Group, Inc. as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of Goodwill

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company’s balance of goodwill was $8,519,998. The determination of the recoverability of goodwill requires management to make significant assumptions and complex judgments related to fair value of the goodwill.  On an annual basis and at interim periods when circumstances require, management tests the recoverability of the Company’s goodwill.

We identified the recoverability of goodwill as a critical audit matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Gaining an understanding of management’s process and methodology for determining and developing the fair value estimate, including evaluating the appropriateness of the income approach and market approach used to develop the fair value estimate.

●	Testing the completeness, accuracy and relevance of the underlying data used in these fair value approaches.
●

Evaluating the significant assumptions used by management in the Company’s income approach, including the amount and timing of cash flows throughout the forecasted period, the scheduled depreciation expense and capital expenditures necessary to sustain the business.

●

Evaluating whether the assumptions used by management were reasonable by considering (i) the past performance of the Company, (ii) the consistency of these assumptions with third-party industry and economic date, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Utilizing a valuation specialist to assist in testing the Company’s fair value determination.

/s/ Eide Bailly LLP

We have served as Track Group, Inc.’s auditor since 2013.  Hansen, Barnett and Maxwell, P.C., who joined Eide Bailly LLP in 2013, had served as the Company’s auditor since 2005.

Denver, Colorado

December 16, 2021

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND 2020

	September 30,	September 30,
Assets	2021	2020
Current assets:
Cash	$8,421,162	$6,762,099
Accounts receivable, net of allowance for doubtful accounts of $91,262 and $148,215, respectively	7,163,615	5,546,213
Prepaid expense and deposits	998,589	866,389
Inventory, net of reserves of $0 and $6,483, respectively	305,210	124,606
Total current assets	16,888,576	13,299,307
Property and equipment, net of accumulated depreciation of $2,615,967 and $2,531,631, respectively	202,226	378,764
Monitoring equipment, net of accumulated depreciation of $5,977,093 and $6,639,883, respectively	3,068,100	2,065,947
Intangible assets, net of accumulated amortization of $17,607,456 and $16,390,721, respectively	20,434,143	21,171,045
Goodwill	8,519,998	8,220,380
Deferred tax asset	101,159	432,721
Other assets	4,309,040	2,166,743
Total assets	$53,523,242	$47,734,907

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,821,982	$2,199,215
Accrued liabilities	4,350,030	14,958,628
Current portion of long-term debt	526,134	30,914,625
Total current liabilities	7,698,146	48,072,468
Long-term debt, net of current portion	43,452,216	418,575
Long-term liabilities	3,650	164,487
Total liabilities	51,154,012	48,655,530

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,524,978 and 11,414,150 shares outstanding, respectively	1,152	1,141
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,250,954	302,270,242
Accumulated deficit	(298,828,527)	(302,270,933)
Accumulated other comprehensive loss	(1,054,349)	(921,073)
Total equity (deficit)	2,369,230	(920,623)
Total liabilities and stockholders’ equity (deficit)	$53,523,242	$47,734,907

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Revenue:
Monitoring and other related services	$39,179,699	$33,217,661
Product sales and other	481,626	657,506
Total revenue	39,661,325	33,875,167

Cost of revenue:
Monitoring, products and other related services	16,151,644	13,306,108
Depreciation and amortization	2,402,367	1,923,356
Total cost of revenue	18,554,011	15,229,464

Gross profit	21,107,314	18,645,703

Operating expense:
General & administrative	10,232,116	10,381,859
Selling & marketing	2,716,283	2,257,667
Research & development	1,548,527	1,182,542
Depreciation & amortization	1,896,481	2,064,097
Total operating expense	16,393,407	15,886,165

Operating income	4,713,907	2,759,538

Other income (expense):
Interest income	21,573	39,592
Interest expense	(2,192,108)	(2,503,542)
Currency exchange rate gain (loss)	615,361	(316,330)
Other income/expense, net	1,000,782	695,298
Total other income (expense)	(554,392)	(2,084,982)
Net income before income taxes	4,159,515	674,556
Income tax expense	717,109	793,197
Net income (loss) attributable to common stockholders	3,442,406	(118,641)
Foreign currency translation adjustments	(133,276)	80,529
Comprehensive income (loss)	$3,309,130	$(38,112)
Net income (loss) per share – basic
Net income (loss) per common share	$0.30	$(0.01)
Weighted average common shares outstanding	11,450,269	11,413,535
Net income (loss) per share – diluted:
Net income (loss) per common share	$0.29	$(0.01)
Weighted average common shares outstanding	12,036,577	11,413,535

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	(133,276)	(133,276)
Issuance of Common Stock for options/warrants exercised	110,828	11	(11)	-	-	-
Cash received for options/warrants exercised	-	-	10,823	-	-	10,823
Tax withheld on issuance of Common Stock for options/warrants exercised	-	-	(30,100)	-	-	(30,100)
Net income	-	-	-	3,442,406	-	3,442,406
Balance as of September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2019	11,401,650	$1,140	$302,250,556	$(302,152,292)	$(1,001,602)	$(902,198)

Stock-based compensation	-	-	19,687	-	-	19,687
Issuance of Common Stock to employees for services	12,500	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	-	80,529	80,529
Net loss	-	-	-	(118,641)	-	(118,641)
Balance as of September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,442,406	$(118,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,298,848	3,987,453
Bad debt expense	125,309	234,909
Stock based compensation	-	19,687
Loss on monitoring equipment included on cost of sales	376,950	556,304
Amortization of debt issuance costs	47,667	-
Amortization of monitoring center assets included in cost of revenue	109,416	-
Income on extinguishment of debt	(1,000,756)	(699,644)
Foreign currency exchange (gain) loss	(615,361)	316,330
Change in assets and liabilities:
Accounts receivable, net	(1,820,091)	989,684
Inventories	4,200	80,500
Prepaid expense, deposits, deferred tax assets and other assets	(2,432,877)	(1,201,780)
Accounts payable and accrued expense	2,286,471	561,062
Net cash provided by operating activities	4,822,182	4,725,864

Cash flow from investing activities:
Purchase of property and equipment	(126,720)	(67,199)
Capitalized software	(1,349,550)	(1,514,482)
Purchase of monitoring equipment and parts	(3,031,426)	(1,360,514)
Net cash used in investing activities	(4,507,696)	(2,942,195)

Cash flow from financing activities:
Proceeds from long-term debt	1,943,213	933,200
Payment of deferred financing fees	(271,084)	-
Principal payments on long-term debt	(275,628)	(2,727,557)
Employee tax withholdings related to net share settlement of equity-based awards	10,823	-
Proceeds from exercise of employee stock options	(30,100)	-
Net cash provided by (used in) financing activities	1,377,224	(1,794,357)

Effect of exchange rate changes on cash	(32,647)	(123,924)

Net increase (decrease) in cash	1,659,063	(134,612)
Cash, beginning of year	6,762,099	6,896,711
Cash, end of year	$8,421,162	$6,762,099

	2021	2020
Cash paid for interest	$696,149	$28,418
Cash paid for taxes	$406,672	$999,746
Non-cash investing and financing activities
Interest previously in accrued liabilities and added to Notes Payable (See Note 7)	$12,531,556	$-

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Business Condition. As of September 30, 2021 and 2020, the Company had an accumulated deficit of $298,828,527 and $302,270,933, respectively. The Company incurred net income of $3,442,406 and a net loss of ($118,641) for the years ended September 30, 2021 and 2020, respectively. The Company also has $42,864,000 of debt maturing in July 2024 and six notes payable maturing between February 2, 2024 and February 17, 2025 related to the construction of two monitoring centers related to a new contract with outstanding balances due for the six notes totaling $1,512,079 at September 30, 2021 (See Note 7). The Company’s transition to profitable operations was dependent upon generating a level of revenue adequate to support its cost structure, which it achieved for the fiscal year ended September 20, 2021. The Company is now paying current interest on its debt obligation which matures on July 1, 2024; however, the Company must (i) continue to generate excess cash to repay debt principal; (ii) exchange some or all debt for an equity-related instrument and/or (iii) refinance the existing debt. Management has evaluated the significance of these conditions as well as the time in which it has to complete these tasks and has determined that the Company can meet its operating obligations for the foreseeable future. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months and the Company remains confident that it will be able to complete some combination of the tasks outlined above or extend its debt through additional renegotiation over the next two years, if necessary.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Track Group, Inc. and its active wholly-owned subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the period presented. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts and certain assumptions related to the recoverability of intangible and long-lived assets.

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2021. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

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

Concentration of Revenue & Credit Risk

In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Accordingly, the Company performs credit evaluations of our customers' financial condition.

The Company had sales to entities, two of which each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2021 and 2020.

	2021	%	2020	%
Customer A	$6,155,718	16%	$6,374,742	19%
Customer B	6,119,965	15%	452,904	1%
Customer C	2,845,655	7%	3,710,759	11%
Customer D	2,833,972	7%	2,561,537	8%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2021 or 2020.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2021 and 2020, respectively, are shown in the table below:

	2021	%	2020	%
Customer A	1,150,046	16%	536,587	10%
Customer B	1,052,538	15%	410,933	7%
Customer C	375,526	5%	374,809	7%
Customer D	753,618	11%	494,237	9%

Based upon the expected collectability of our accounts receivable, the Company maintains an allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $5,907,344 and $5,075,274 of cash deposits in excess of federally insured limits as of September 30, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The allowance is estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms. Interest income is not recorded on trade receivables that are past due, unless that interest is collected. For the fiscal years ended September 30, 2021 and September 30 2020, the Company wrote-off fully reserved accounts receivables of $91,611 and $148,215, respectively.

Prepaid Expense and Other

Prepaid assets and other is comprised largely of performance bond deposits, tax deposits, vendor deposits and other prepaid supplier expenses. We generally expect deposits to be returned to the Company as cash within 12 months after the Company’s contractual obligation has been completed and prepaid expenses to be allocated over the commitment.

Inventory

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of finished goods that are to be shipped to customers and parts used for minor repairs of ReliAlert™, and other tracking devices. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2021 and September 30, 2020, inventory consisted of the following:

	2021	2020
Finished goods inventory	$305,210	$131,089
Reserve for damaged or obsolete inventory	-	(6,483)
Total inventory, net of reserves	$305,210	$124,606

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair a significant amount of damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $11,103 and $67,926 during the years ended September 30, 2021 and 2020, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

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

Property and equipment consisted of the following as of September 30, 2021 and 2020, respectively:

	2021	2020
Equipment, software and tooling	$1,332,379	$1,272,635
Automobiles	5,034	5,156
Leasehold improvements	1,268,486	1,290,708
Furniture and fixtures	212,294	341,896
Total property and equipment before accumulated depreciation	2,818,193	2,910,395
Accumulated depreciation	(2,615,967)	(2,531,631)
Property and equipment, net of accumulated depreciation	$202,226	$378,764

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal year ended September 30, 2021 and September 30,2020, the Company disposed of $202,353 and $0 fully depreciated fixed assets, respectively. During the fiscal years ended September 30, 2021 and 2020, the Company recognized $0 gain, respectively on the disposal of property and equipment. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet. See Note 13.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2021 and 2020 was $309,869 and $336,666, respectively.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of September 30, 2021 and 2020 is as follows:

	2021	2020
Monitoring equipment	$9,045,193	$8,705,830
Less: accumulated depreciation	(5,977,093)	(6,639,883)
Monitoring equipment, net of accumulated depreciation	$3,068,100	$2,065,947

Depreciation expense for the fiscal years ended September 30, 2021 and 2020 was $1,475,118 and $1,409,220, respectively. This expense was classified as a cost of revenue.

During the fiscal years ended September 30, 2021 and 2020, the Company recorded charges of $365,847 and $488,378, respectively, for devices that were lost stolen or damaged. Lost, stolen and damaged items are expensed in Monitoring, product and other related services in the Consolidated Statements of Operations

Impairment of Long-Lived Assets and Goodwill

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

Product Sales and Other

The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. Revenue transactions associated to the sale of devices and replacement parts comprise a single performance obligation. We satisfy the performance obligation when the Company has transferred control of the product to the customer and they receive substantially all of the benefits. Transfer of control passes to customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. The transaction price is determined based upon the invoiced sales price and payment terms for the transaction depends on the agreement with the customer and payment is generally required within 60 days or less of shipment. The Company recognizes revenue from other services as the customer receives services and the Company has the right to payment. When purchasing products (such as ReliAlert™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

Other Matters

The Company considers an arrangement with payment terms longer than the Company’s normal terms not to be fixed or determinable. Normal payment terms for the sale of monitoring services and products are due upon receipt to 30 days. The Company sells devices and services directly to end users and to distributors. Distributors do not have general rights of return. Also, distributors have no price protection or stock protection rights with respect to devices sold to them by us. Generally, title and risk of loss pass to the buyer upon delivery of the devices.

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

Research and Development Costs

The Company expenses research and development costs as incurred.

During the fiscal year ended September 30, 2021 and September 30, 2020, the Company incurred research and development expense of $1,548,527 and $1,182,542, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2021 and 2020 was $15,961 and $16,445, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2021 and September 30, 2020, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2021, there were 15,000 outstanding common share equivalents that were not included in the computation of diluted net income per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2021 and 2020 consisted of the following:

	2021	2020
Issuable Common Stock options and warrants	457,075	685,259
Total Common Stock equivalents	457,075	685,259

At September 30, 2021 442,075 stock options and warrants have exercise prices that were below the market price of $3.00 and have been included in the diluted earnings per share calculations. At September 30, 2020, all stock option and warrant exercise prices were above the market price of $0.3733, and thus have not been included in the basic earnings per share calculation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)” For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted the new standard effective October 1, 2019 utilizing the modified retrospective transaction method, under which amounts in prior periods were not restated and recorded a right of use asset and corresponding lease liability of approximately $0.6 million upon adoption. See Note 12.

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

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue. The balance of accounts receivables at September 30, 2021, September 30 2020 and October 1, 2019 are $7,163,615, $5,546,213 and $6,763,236. The balance of the deferred revenue at September 30, 2021, September 30, 2020 and October 1, 2019 are $22,500, $147,921 and $389,229, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $155,518 and $268,258 of deferred revenue in the fiscal years ended September 30, 2021 and September 30, 2020, respectively.

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

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Twelve Months Ended September 30, 2021		Twelve Months Ended September 30, 2020
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$29,053,294	73%	$23,072,250	68%
Latin America	10,186,554	26%	10,210,719	30%
Other	421,477	1%	592,198	2%
Total	$39,661,325	100%	$33,875,167	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 99% for fiscal year ended September 30, 2021 and 98% for the fiscal year ended September 30, 2020) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, New Zealand, Saudi Arabia, South Africa, the United Kingdom and Vietnam.

(4)	Other Assets

As of September 30, 2021 and September 30, 2020, respectively, the balance of other assets was $4,309,040 and $2,166,743, respectively. Other assets at September 30, 2021 are comprised largely of cash used as collateral for Performance Bonds (as defined in Note 12), as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer.

The Company is contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which will be owned by the customer when construction is completed. The Company has incurred approximately $1.7 million in costs for two monitoring centers and related equipment at September 30, 2021, and estimates the total to construct and equip the locations will be approximately $2.0 million. The cost of the Santiago monitoring center, which was completed in June 2021 is approximately $1.1 million and began monthly amortization in Monitoring, products and other related services on the Consolidated Statement of Operations over the life of the new contract in June 2021. Amortization of costs related to the Santiago monitoring center for the twelve-months ended September 30, 2021 were $111,763. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 7 for details of the borrowings related to the monitoring centers construction and equipment.

(5)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Accrued payroll, taxes and employee benefits	$2,279,454	$1,607,920
Deferred revenue	22,500	147,921
Accrued taxes - foreign and domestic	23,022	324,221
Accrued other expense	236,386	117,264
Accrued legal and other professional costs	738,306	725,547
Accrued costs of revenue	248,963	309,470
Right of use liability	162,313	210,910
Deferred financing fees	180,000	-
Accrued interest	459,086	11,515,375
Total accrued liabilities	$4,350,030	$14,958,628

On March 1, 2021 accrued interest outstanding related to the Conrent Amended Facility Agreement was capitalized, increasing the principal of the outstanding loan. See Note 7.

(6)	Related Parties

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017 pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors on February 7, 2018.

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

(7)	Debt Obligations

Debt obligations, net of debt issuance costs, as of September 30, 2021 and 2020 consisted of the following:

	September 30, 2021	September 30, 2020

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, net of unamortized issuance costs of $330,551, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. The Company paid $581,045 interest on this loan during the year ended September 30, 2021 and intends to make its interest payments every six months going forward.	$42,533,449	$30,400,000

Note payable with BMO Harris Bank for a Paycheck Protection Program (“PPP”) loan with the U.S. Small Business Administration (“SBA”), bearing interest at a rate of 1% per annum, with a maturity of May 19, 2022. The loan was forgiven on January 8, 2021.	-	933,200

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	70,176	-

Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $21,833 at September 30, 2021, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	332,354	-

Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $15,607 at September 30, 2021, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	279,869	-

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	153,984	-

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $323 at September 30, 2021, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	101,447	-

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $29,414 at September 30, 2021, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	507,071	-

Total debt obligations	43,978,350	31,333,200
Less: current portion	(526,134)	(30,914,625)
Long-term debt, less current portion	$43,452,216	$418,575

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the note payable for total principal of $42,931,556. Conrent forgave $67,556 of the amount due and the new Amended Facility principal and interest became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of September 30, 2021, $42,864,000 of principal and $438,165 of interest was owed to Conrent.

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

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214 USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds were used as working capital and to comply with the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears an interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317 USD) in broker fees which are amortized over the life of the loan.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2021:

Twelve months ended September 30:	Total
2022	$526,134
2023	558,392
2024	43,223,004
2025	68,548
Total	44,376,078
Issuance costs	(397,728)
Debt obligations, net of unamortized issuance costs	$43,978,350

(8)	Preferred Stock

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

As of September 30, 2021, no shares of Series A Preferred were issued and outstanding.

(9)	Common Stock

Common Stock Issuances

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value per share.

On February 11, 2021 and April 15, 2021, former members of the Board of Directors received 39,640 and 8,176 shares of Common Stock by exercising 95,872 and 22,901 warrants, respectively, through a net exercise provision of the Common Stock Purchase Warrant Agreement.

On August 18, 2021, a member of management received 53,601 shares of Common Stock by exercising 100,000 warrants through a net exercise provision of the Common Stock Purchase Option Agreement.

On August 24, 2021, a member of the Board of Directors received 9,411 shares of Common Stock by exercising 9,411 warrants.

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

The Company issued a nominal amount of stock for fully vested stock awards in fiscal 2021 and possibly could issue stock in the future for warrants and options that have vested, but not been exercised at September 30, 2021.

During the fiscal years ended September 30, 2021 and 2020, no options to purchase shares of Common Stock were granted under the 2012 Plan. As of September 30, 2021, 27,218 shares of Common Stock were available for future grants under the 2012 Plan. During the fiscal year 2021, the Company recorded $0 of expense related to Common Stock granted.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2021 and 2020, the Company granted no options and warrants to purchase shares of Common Stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 and $19,687 for the fiscal years ended September 30, 2021 and 2020, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at September 30, 2021 and no future issuances are expected.

As of September 30, 2021, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2021 and 2020 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2019	685,259	$1.56	2.90	$-
Granted	-	-		-
Expired	-	-		-
Exercised	-	$-		-
Outstanding as of September 30, 2020	685,259	$1.56	1.90	-
Granted	-	-		-
Expired	-	-		-
Exercised	(228,184)	$(1.21)		-
Outstanding as of September 30, 2021	457,075	$1.74	1.04	$779,977
Exercisable as of September 30, 2021	457,075	$1.74	1.04	$779,977

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $3.00 at September 30, 2021.

(11)	Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. Additionally, in  December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of September 30, 2021, the measurement period is closed and any amounts that were provisional at September 30, 2020 were finalized with little to no impact to the consolidated financial statement.

For the fiscal years ended September 30, 2021 and 2020, the Company incurred a net gain and a net loss for income tax purposes of $3,442,406 and ($118,641), respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2021, the Company had net carryforwards available to offset future taxable income of approximately $199,788,000 of which approximately $27,918,00 expires in 2022. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2021, or on net deferred tax asset as of September 30, 2021. In the past, ownership changes of the Company resulted in a Sec. 382 limitation on the future realizability of U.S. and state NOLs. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of the Sec. 382 limitation did not result in an impact to the provision for income taxes for the year ended September 30, 2021, or on net deferred tax asset as of September 30, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2021 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2021	2020
Net loss carryforwards	$34,505,872	$34,701,720
Accruals and reserves	840,656	1,253,087
Contributions	1,028	321
Severance indemnity reserve	88,495	72,047
Depreciation	75,339	(21,365)
Stock-based compensation	633,677	638,589
Valuation allowance	(36,043,908)	(36,211,678)
Total	$101,159	$432,721

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2021 and 2020 are as follows:

	Fiscal Years Ended
	September 30,
	2021	2020
Federal income tax benefit at statutory rate	$739,557	$(224,890)
State income tax benefit, net of federal income tax effect	149,910	(27,875)
Effect of foreign income taxes	644,307	668,390
Non-deductible expenses	120,624	286,212
Rate change due to Tax Cuts and Jobs Act		-
Deferred only adjustment	(896,662)	(393,510)
Return to provision	65,144	569,749
Withholding taxes	61,999	110,382
Change in valuation allowance	(167,770)	(195,261)
Provision for income taxes	$717,109	$793,197

During the fiscal year ended September 30, 2014, the Company began recognizing revenue from international sources from our products and monitoring services. During the fiscal year ended September 30, 2014, the Company began recognizing a liability for value-added taxes, which will be due upon collection. During the year ended September 30, 2021, the Company recorded income tax expense of $644,307 related to a foreign jurisdiction, which is included in income tax expense on the Consolidated Statements of Operations.

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2017 through September 30, 2021. The Company is currently under examination by the Internal Revenue Service for fiscal years ended September 30, 2018 and September 30, 2017. In October 2021, the Company was notified that a no change report will be submitted to close both the fiscal years ended September 30, 2018 and September 30, 2017 which is pending review.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021. The time for the OADPRS to respond to the motion has not yet passed. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment. The parties remain in discussion regarding a resolution to the matter during the stay.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California in Case No. 21 STCV 21345, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by the Plaintiff who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company was served on October 15, 2021 and filed its Answer and Affirmative Defenses on November 12, 2021. The Company disputes the plaintiff’s claims and will defend the case vigorously. No accrual for a potential loss has been made as we believe the probability of incurring a material loss is remote.

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

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of September 30, 2021.

	September 30, 2021		September 30, 2020
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$165,963	$-	$375,397	$-
Accrued liabilities	-	162,313	-	210,910
Long-term liabilities	-	3,650	-	164,487

The following table summarizes the supplemental cash flow information for the year ended September 30, 2021:

	September 30, 2021	September 30, 2020
Cash paid for noncancelable operating leases included in operating cash flows	$304,693	$356,059

Right of use assets obtained in exchange for operating lease liabilities:	$2,245	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of September 30, 2021 are:

Operating Leases
From October 2021 to September 2022	$167,932
From October 2022 to September 2023	3,612
Undiscounted Cash Flow	171,544
Less: imputed interest	(5,581)
Total	$165,963

Reconciliation to lease liabilities:
Lease liabilities - current	$162,313
Lease liabilities - long-term	3,650
Total Lease Liabilities	$165,963

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2021 were 0.8 years and 8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

Monitoring Equipment

The Company leases monitoring equipment to its customers with contract terms varying from month-to-month to several years and each daily contract price varies. Devices supplied to customers are not serial number unique and a single device may be used by multiple customers over its useful life. If a leased device is returned for repair, it will likely be replaced with a different device from a different customer or possibly a new device.

The Company’s tracking devices are considered operating leases under ASC 842 as transfer of control of the asset does not occur at the end of the lease, a single device is not specific to a customer and devices may be used by multiple customers throughout their life cycle. Due to the movement of devices from customer to customer, relatively few long-term contracts, the measurement of the equipment life and the present value of the equipment’s fair values would not be a measurement to qualify the devices as sales-type leases. No change to the Company’s accounting treatment of devices occurred with the adoption of ASC 842.

Operating lease revenue associated with the Company’s monitoring equipment as of September 30, 2021 and 2020, respectively, are shown in the table below:

	2021	2020
Monitoring equipment operating revenue	$33,749,781	$27,828,764

Performance Bonds

As of September 30, 2021, Company has two performance bonds in connection with a foreign customer totaling $2,294,936, (“Performance Bonds”) of which $1,606,424 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $688,512 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, as follows: $300,014 on January 18, 2022 and $1,306,410 on July 2, 2024.

In March 2021, the Company placed a $653,220 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released following completion of the transaction.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest per annum for the Performance Bond expiring in January 2022 and 2.8% interest per annum for the Performance Bond expiring in July 2024. Related interest expense of $68,204 and $33,617 was recorded for the years ended September 30, 2021 and September 30, 2020, respectively.

(13)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2021 and 2020, respectively:

Intangible assets:	September 30, 2021	September 30, 2020
Patent & royalty agreements	$21,120,565	$21,170,565
Developed technology	14,919,562	14,134,562
Customer relationships	1,860,000	1,860,000
Trade name	141,473	318,438
Website	-	78,201
Total intangible assets	38,041,600	37,561,766
Accumulated amortization	(17,607,457)	(16,390,721)
Intangible assets, net of accumulated amortization	$20,434,143	$21,171,045

The intangible assets summarized above were purchased or developed on various dates from January 2010 through September 30, 2021. The assets have useful lives ranging from three to twenty years. Amortization expense for the years ended September 30, 2021 and 2020 was $2,513,862 and $2,241,566, respectively. The Company wrote-off fully amortized intangible assets at September 30, 2021 and September 30, 2020 of $1,353,425 and $0, respectively. There was no impairment indicated for the years ended September 30, 2021 or September 30, 2020.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2021:

Fiscal Year	Amortization	STOP Royalty
2022	3,188,854	450,000
2023	3,002,148	450,000
2024	2,682,684	187,500
2025	2,129,382	-
2026	2,124,665	-
Thereafter	6,218,910	-
Total	$19,346,643	$1,087,500

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2021. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30, consisted of the following:

	September 30,
	2021	2020
Balance - beginning of year	$8,220,380	$8,187,911
Effect of foreign currency translation on goodwill	299,618	32,469
Balance - end of year	$8,519,998	$8,220,380

(14)	Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that, other than as disclosed above, no additional subsequent events have occurred that are reasonably likely to impact the financial statements.